Form 10-K405
OMNICARE INC
filed 1995-03-29
CIK 353230

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-K

          (Mark One) Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934 (Fee
              /X/    Required)

             For the fiscal year ended December 31, 1994

                                       OR

                      Transition Report Pursuant to Section 13 or 15(d)
              / /     of the Securities Exchange Act of 1934 (No Fee
                      Required)

           For the Transition period from  __________ to __________.
                        Commission file number 1-8269

                                 OMNICARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
            DELAWARE                                  31-1001351
   (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                 OMNICARE, INC.
                    2800 CHEMED CENTER, 255 E. FIFTH STREET
                          CINCINNATI, OHIO  45202-4728
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 513-762-6666 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                          ON WHICH REGISTERED
  ---------------------------                    -----------------------
  Common Stock ($1 Par Value)                    New York Stock Exchange

  5-3/4% Convertible Subordinated
  Notes Due 2003                                 New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No    .
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on February 28, 1995 ($45.625 per share): $571,922,287

     As of February 28, 1995, 12,747,050 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders to be held May 15, 1995, are incorporated by reference into Part III of this report. Definitive copies of the 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                 OMNICARE, INC.

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                              PART I

                                                       Page

Item 1.   Business . . . . . . . . . . . . . . . . .      3
Item 2.   Properties . . . . . . . . . . . . . . . .      9
Item 3.   Legal Proceedings  . . . . . . . . . . . .     10
Item 4.   Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . .     10
          Executive Officers of the Company  . . . .     11


                              PART II


Item 5.   Market for the Company's Common Stock
            and Related Stockholder Matters  . . . .     11
Item 6.   Selected Financial Data  . . . . . . . . .     12
Item 7.   Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition  . . . . . . . . . .     14
Item 8.   Financial Statements and Supplementary
            Data . . . . . . . . . . . . . . . . . .     18
Item 9.   Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure . . . . . . . . . .     38


                              PART III

Item 10.  Directors and Executive Officers of
            the Company  . . . . . . . . . . . . . .     38
Item 11.  Executive Compensation . . . . . . . . . .     38
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management  . . . . . . . . .     38
Item 13.  Certain Relationships and Related
            Transactions . . . . . . . . . . . . . .     38


                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K  . . . . . . . . . .     38

                                     PART I

ITEM 1 - BUSINESS

BACKGROUND

     Omnicare, Inc. (the "Company" or "Omnicare") was incorporated in Delaware on May 19, 1981 to conduct certain health care businesses contributed to it by
W. R. Grace & Co. and Chemed Corporation, and in July 1981 public trading of the Company's Common Stock commenced. As part of a multi-year restructuring program undertaken in 1985, the Company, through a series of divestitures and acquisitions, redeployed all of its capital in the long-term pharmacy business. As a result, Omnicare is today a leading independent provider of pharmacy services to long-term care institutions such as nursing homes, retirement centers and other institutional health care facilities. The Company operates principally in one business segment--institutional pharmacy services for the long-term care market. At December 31, 1994, Omnicare provided these services to approximately 147,600 residents in 1,725 nursing facilities located in the States of Alabama, Illinois, Indiana, Kansas, Kentucky, Michigan,
Missouri, Montana, Ohio, Oklahoma, Oregon, Washington, and West Virginia. The Company does not make any export sales.

     The Company entered the long-term care pharmacy industry in December 1988 with the acquisition of its first institutional pharmacy provider. By December 31, 1994, the Company had completed a total of 24 acquisitions in the long-term care pharmacy market at a total capital investment of approximately $213 million. In 1994, the Company acquired seven institutional pharmacy providers at an aggregate capital cost of approximately $87 million and expended an additional $17.6 million in cash payments relating to acquisitions completed prior to 1994.

PHARMACY SERVICES

     Omnicare purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to the nursing facility for administration to individual patients by the facility's nursing staff. Omnicare typically services nursing homes within a 150-mile radius of its pharmacy locations. Omnicare maintains a 24-hour, on-call pharmacist service 365 days per year for emergency dispensing and delivery or for consultation with the facility's staff or attending physician.

     Upon receipt of a prescription, the relevant patient information is entered into Omnicare's computerized dispensing and billing systems. At that time, the dispensing system will check the prescription for any potentially adverse drug interactions or patient sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed; generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or patient. The Company also provides therapeutic interchange, with physician approval, in accordance with the Company's pharmaceutical care guidelines. See "Omnicare Guidelines" below.

     Omnicare provides a "unit dose" distribution system. Most of its prescriptions are filled utilizing specialized unit-of-use packaging and delivery systems. Maintenance medications are typically provided in 30-day supplies utilizing either a box unit dose system or unit dose punch card system. The unit dose system, preferred over the bulk delivery systems employed by retail pharmacies, improves control over drugs in the nursing facility and improves patient compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

     Integral to Omnicare's drug distribution system is its computerized medical records and documentation system. Omnicare provides to the facility computerized medication administration records, physician's order sheets and treatment records for each patient. Data extracted from these computerized records are also formulated into monthly management reports on patient care and quality assurance. The computerized documentation system in combination with the unit dose drug delivery system results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. These benefits improve drug efficacy and result in fewer drug-related hospitalizations.

CONSULTANT PHARMACIST SERVICES

     Federal and state regulations mandate that nursing facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of patient care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage.

     Omnicare provides consultant pharmacist services which help clients comply with such federal and state regulations applicable to nursing homes. The services offered by Omnicare's consultant pharmacists include: (i) comprehensive, monthly drug regimen reviews for each patient in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the patient's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participation on the Pharmacy and Therapeutics, Quality Assurance and other committees of client nursing facilities as well as periodic involvement in staff meetings; (iii) monthly inspection of medication carts and storage rooms; (iv) monitoring and monthly reporting on facility-wide drug usage and drug administration systems and practices; (v) development and maintenance of pharmaceutical policy and procedures manuals; and (vi) assistance to the nursing facility in complying with state and federal regulations as they pertain to patient care.

     Additionally, Omnicare offers a specialized line of consulting services which help nursing facilities to enhance care and reduce and contain costs as well as to comply with state and federal regulations. Under this service line, Omnicare provides: (i) data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage; (ii) Plan of Care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs; (iii) counseling related to appropriate drug usage and implementation of drug protocols; (iv) on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; (v) mock regulatory reviews for nursing staffs; and (vi) nurse consultant services and consulting for dietary, social services and medical records.

OMNICARE GUIDELINES

     In June 1994, to enhance the pharmaceutical care management services that it offers, Omnicare introduced to its client nursing facilities and their attending physicians the Omnicare GERIATRIC PHARMACEUTICAL CARE GUIDELINES(TM) (THE OMNICARE GUIDELINES(TM)) which it believes is the first clinically-based formulary for the elderly residing in long-term care institutions. THE OMNICARE GUIDELINES presents an analysis ranking specific drugs in therapeutic classes as Preferred, Acceptable or Unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly in nursing facilities. The formulary takes into account such factors as pharmacacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in nursing facilities. The clinical evaluations and rankings were developed exclusively for the Company by the Philadelphia College of Pharmacy and Science, an academic institution recognized for its expertise in geriatric long-term care. In addition, THE OMNICARE GUIDELINES provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

     As THE OMNICARE GUIDELINES focuses on health benefits, rather than solely on cost, in assigning rankings the Company believes that use of THE OMNICARE GUIDELINES will assist physicians in making the best clinical choices of drug therapy for the patient at the lowest cost to the payor of the pharmacy bill. The Company also believes that the development of and subsequent compliance with THE OMNICARE GUIDELINES will lower costs for the patients it serves and strengthen the Company's purchasing power with pharmaceutical manufacturers.

ANCILLARY SERVICES

     Omnicare provides the following ancillary products and services to nursing facilities:

INFUSION THERAPY PRODUCTS AND SERVICES. With cost containment pressures in health care, nursing facilities are increasingly providing subacute care as a means of treating moderately acute but stabilized patients more cost-effectively than hospitals, provided that the nursing staff and pharmacy are capable of supporting higher degrees of acuity. Omnicare provides infusion therapy support services for such residents in its client nursing facilities and, to a lesser extent, hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product.

     Omnicare prepares the product to be administered using proper equipment in a sterile environment and then delivers the product to the nursing home for administration by the nursing staff. Proper administration of intravenous ("IV") drug therapy requires a highly trained nursing staff. Omnicare's consultant pharmacists and nurse consultants operate an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV program.

     By providing an infusion therapy program, Omnicare enables its client nursing facilities to admit and retain patients who otherwise would need to be cared for in an acute-care facility. The Company believes that by providing these high acuity pharmacy services it has a competitive advantage over other pharmacy providers. The most common infusion therapies Omnicare provides are total parenteral nutrition, antibiotic therapy, chemotherapy, pain management and hydration.

WHOLESALE MEDICAL SUPPLIES/MEDICARE PART-B BILLING. Omnicare distributes disposable medical supplies, including urological, ostomy, nutritional support and wound care products and other disposables needed in the nursing home environment. In addition, Omnicare provides direct Medicare billing services for certain of these product lines for patients eligible under the Medicare Part B program. As part of this service, Omnicare determines patient eligibility, obtains certifications, orders products and maintains inventory on behalf of the nursing facility. Omnicare also contracts to act as billing agent for certain nursing homes that supply these products directly to the patient.

OTHER SERVICES. Omnicare also provides respiratory therapy products and durable medical equipment for its clients in certain of its market areas. Omnicare continues to review the expansion of these as well as other products and services that may further enhance the ability of its client nursing facilities to care for their residents in a cost-effective manner.

PRODUCT AND MARKET DEVELOPMENT

     Omnicare's pharmacy business engages in a continuing program for the development of new services and the marketing thereof. While new service and new market development are important factors for the growth of this business, Omnicare does not expect that any new service or marketing effort, including those in the developmental stage, will require the investment of a material portion of Omnicare's assets.

MATERIALS/SUPPLY

     Omnicare purchases pharmaceuticals through a wholesale distributor with whom it has a prime vendor contract and, on an increasing basis, under contracts negotiated directly with pharmaceutical manufacturers. The Company also is a member of industry buying groups which contract with manufacturers for discounted prices based on volume which are passed through to the Company by its wholesale distributor. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

PATENTS, TRADEMARKS AND LICENSES

     Omnicare's business operations are not dependent upon any material patents, trademarks or licenses.

INVENTORIES

     Omnicare's pharmacies maintain adequate onsite inventories of pharmaceuticals and supplies to ensure prompt delivery service to its customers. Inventories on hand are not considered to be high by industry standards. The Company's primary wholesale distributor also maintains local warehousing in most major geographic markets in which the Company operates.

COMPETITION

     By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. In the geographic regions it serves, Omnicare competes with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. Omnicare competes in this market on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of its services along with the pharmaceutical technology and professional support it offers.

     In its program of acquiring institutional pharmacy providers, the Company competes with several other companies with similar acquisition strategies, some of which may have greater resources than the Company.

     No individual customer or market group is critical to the total sales of the Company's long-term care pharmacy business.

GOVERNMENT REGULATION

     The health care industry in which the Company operates is subject to government regulation on the federal and state levels. Omnicare continuously monitors the effects of such regulatory activity on its operations. The nursing home pharmacy business has long operated under regulatory cost containment pressures from both state and federal legislation primarily through Medicaid and, to a lesser extent, Medicare. Approximately one-half of the Company's revenues are derived from Medicaid and Medicare programs. Medicaid has long-established programs for reimbursement which have over time been revised and refined and have not had a material adverse effect on the pricing policies or receivables collection for nursing home pharmacy services. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect the Company's business.

     Over the past two years, numerous plans for federally-mandated health care reform have been proposed, but none of these proposals has been adopted. While the processes by which federal or state governments may pursue alternative proposals for reform of the health care system are uncertain, market forces in the form of managed care continue to challenge health care providers to provide high quality care while reducing or containing costs. Management believes that the need to lower health care costs will drive further industry consolidation which may be beneficial to the Company's acquisition program. In addition, the Company's development of significant regional market positions provides opportunities for economies of scale to lower overall costs.

     Pharmaceutical therapy is generally considered the most cost-effective form of treatment for chronic ailments afflicting the elderly and, as such, is an essential part of long-term care. Omnicare believes that it is well-positioned to be an integral part of national and state initiatives to address escalating health care costs among the elderly through the Company's careful product selection (including drug formulary management and the provision of pharmacy consulting services), cost-effective drug purchasing and efficient delivery systems. Nevertheless, the Company continues to carefully monitor national and state healthcare reform issues as they evolve and will make refinements to its business strategies or practices which may become necessary or desirable in view of any significant changes in government regulations or reimbursement policies.

     Institutional pharmacies as well as the long-term care facilities they serve are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations and the documentation of activities. All of the Company's pharmacies are licensed in the states in which they operate and are registered with the appropriate federal authorities pursuant to the regulation of controlled substances. Client nursing facilities are also separately required to be licensed in the states in which they are operating and, if serving Medicaid or Medicare patients, must be certified by the federal government.

     Client nursing facilities are also subject to the Omnibus Budget Reconciliation Act of 1987 ("OBRA") which has been in the process of implementation since 1990. Under OBRA, more stringent requirements have been set forth for nursing homes to qualify for federal funding which impose new, higher quality standards for nursing home operations. While the future impact of the continued implementation of this legislation cannot be predicted, the Company believes the legislation has benefitted specialized providers of professional services to nursing homes, such as institutional pharmacy services providers, which can offer higher quality, more sophisticated services in a cost-effective manner along with assistance in compliance with these regulations.

ENVIRONMENTAL MATTERS

     In operating its facilities, Omnicare makes every effort to comply with pollution control laws. No major difficulties have been encountered in effecting compliance. No material capital expenditures for environmental control facilities are expected. While Omnicare cannot predict the effect which any future legislation, regulations, or interpretations may have upon its operations, it does not anticipate any changes that would have a material adverse impact on its operations.

EMPLOYEES

     At December 31, 1994, Omnicare employed a total of 2,466 persons (including 538 part-time employees), all of whom were located within the United States.


ITEM 2 - PROPERTIES

     Omnicare has offices and distribution centers in various locations in the
United States.  A list of the major facilities operated by Omnicare follows.
The "owned" property is held in fee and is not subject to any material encumbrance.  Omnicare considers all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.
                                                          Leased
                                 Owned           --------------------------
Location       Type              Area            Area       Expiration Date
--------       ----              -----           ----       ---------------
Cincinnati,    Offices and          --           24,375 sq. ft.   July 1,
 Ohio          distribution                                        1999
               center

Dayton,        Offices and          --           18,000 sq. ft.   January 31,
 Ohio          distribution                                        1998
               center

Prattville,    Offices and          --            4,331 sq. ft.   August 29,
 Alabama       distribution                                        2001
               center

Louisville,    Offices and          --           37,400 sq. ft.   September 30,
 Kentucky      distribution                                        1996
               center

Oklahoma City, Offices and          --           28,000 sq. ft.   September 30,
 Oklahoma      distribution                                        1998
               center

St. Louis,     Offices and          --           20,000 sq. ft.   March 31,
 Missouri      distribution                                        1996
               center

Belleville,    Offices and          --            8,300 sq. ft.   March 31,
 Illinois      distribution                                        1995
               center

Deerfield,     Offices and          --            4,200 sq. ft.   Month to month
 Illinois      distribution
               center

Indianapolis,  Offices and          --            4,640 sq. ft.   December 31,
 Indiana       distribution                                        1999
               center

Griffith,      Offices and          --           10,600 sq. ft.   March 31,
 Indiana       distribution                                        2000
               center




                                                          Leased
                                 Owned           --------------------------
Location       Type              Area            Area       Expiration Date
--------       ----              -----           ----       ---------------
Perrysburg,     Offices and      23,712 sq. ft.      --           --
 Ohio           distribution
                center

Overland Park,  Offices and          --          13,647 sq. ft.   March 1,
 Kansas         distribution                                       1998
                center


Decatur,        Offices and     23,000 sq. ft.       --           --
 Illinois       distribution
                center

Skokie,         Offices and          --          30,000 sq. ft.   September 1,
 Illinois       distribution                                       1998
                center

Dover,          Offices and          --          12,000 sq. ft.   December 31,
 Ohio           distribution                                       2008
                center

Wadsworth,      Offices and                      21,000 sq. ft.   June 1,
 Ohio           distribution         --                            2004
                center

Kirkland,       Offices and          --          43,107 sq. ft.   April 5,
 Washington     distribution                                       2003
                center


ITEM 3 - LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Omnicare or any of its subsidiaries is a party or of which any of their property is the subject, and no such proceedings are known to be contemplated by governmental authorities.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 24, 1995 are as follows:

      Name            Age          Office             First Elected
      ----            ---          ------             -------------
Edward L. Hutton       75     Chairman                May 20, 1981

Joel F. Gemunder       55     President               May 20, 1981

Kenneth W. Chesterman  54     Executive Vice          August 2, 1984
                              President

Cheryl D. Hodges       43     Senior Vice President   August 4, 1982
                              and Secretary

Patrick E. Keefe       49     Senior Vice President-  April 11, 1993
                              Operations

Kurt H. Stump          45     Senior Vice President   March 2, 1994
                              and Chief Financial
                              Officer

Thomas R. Marsh        48     Vice President,         March 5, 1987
                              Controller and
                              Acting Treasurer

     All of the executive officers listed above have been actively engaged in the business of the Company or its predecessors for the past five years, with the exception of Mr. Keefe and Mr. Stump. Mr. Keefe served as Vice President of Diagnostek, Inc. from April 1992 to April 1993. From September 1990 to April 1992, he was President of HPI Health Care Services, Inc. ("HPI"), a subsidiary of Diagnostek which it acquired from Omnicare in August 1989. He served as Executive Vice President of HPI from August 1984 until September 1990. Mr. Stump was Vice President-Finance and Chief Financial Officer of 84 Lumber Company from July 1990 to December 1993. From March 1987 to July 1990, he was Senior Vice President and Controller of Coastal Mart, Inc., a wholly-owned subsidiary of the Coastal Corporation.

     Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors which follows the annual meeting of stockholders each year.

                                 PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK; HOLDERS OF RECORD

     The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the ranges of high and low closing prices for the Common Stock on the New York Stock Exchange during each of the calendar quarters of 1994 and 1993.

                         1994                   1993
                    ---------------        --------------
                    High        Low        High       Low
                    ----        ---        ----       ---
First Quarter      $35.00     $29.00      $31.00    $17.38
Second Quarter      34.13      27.00       19.38     14.00
Third Quarter       40.13      33.63       24.13     18.00
Fourth Quarter      45.13      36.50       32.13     22.13

     The number of holders of record of Omnicare Common Stock on February 28, 1995 was 1,754. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage houses and banks.

DIVIDENDS

     Reflecting the Company's financial position and operating performance, on February 3, 1993 and on February 8, 1994 the Board of Directors elected to increase the quarterly cash dividend by $.005 to $.04 and $.045 per share, respectively, for an indicated annual rate of $.16 and $.18, respectively. On February 1, 1995, the quarterly cash dividend was increased to $.05 per share, for an indicated annual rate of $.20 per share in 1995. It is presently intended that cash dividends will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon the Company's earnings and financial condition and other factors not currently determinable.


ITEM 6 - SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Operations and Financial Condition" included elsewhere herein.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
 (in thousands except per share data)

                                                   For the years ended and at December 31,
                                    1994            1993            1992            1991           1990
                                  ----------------------------------------------------------------------
INCOME STATEMENT DATA: (a)(b)

Sales                             $275,663        $193,704        $131,867        $ 60,396       $38,807
                                  ========        ========        ========        ========       =======
Income from continuing
 operations                       $ 13,406(c)     $ 11,111(d)     $  5,250(e)     $  2,273       $   639
Discontinued operations (a)              -               -           8,710(f)        3,238           674(g)
Cumulative effect of
 accounting change                       -             280(h)            -               -             -
                                  --------        --------        --------        --------       -------
 Net income                       $ 13,406(c)     $ 11,391(d)     $ 13,960(e)     $  5,511       $ 1,313
                                  ========        ========        ========        ========       =======
Earnings per share data
Primary:
 Continuing operations            $   1.21(c)     $   1.06(d)     $    .51(e)     $    .23       $   .06
 Discontinued operations (a)             -               -             .85(f)          .32           .07(g)
 Cumulative effect of
  accounting change                      -             .03(h)            -               -             -
                                  --------        --------        --------        --------       -------
 Net income                       $   1.21(c)     $   1.09(d)     $   1.36(e)     $    .55       $   .13
                                  ========        ========        ========        ========       =======
Fully diluted:
 Continuing operations                1.19(c)     $   1.06(d)     $    .51(e)     $    .23       $   .06
 Discontinued operations (a)             -               -             .85(f)          .32           .07(g)
 Cumulative effect of
  accounting change                      -             .03(h)            -               -             -
                                  --------        --------        --------        --------       -------
 Net income                       $   1.19(c)     $   1.09(d)     $   1.36(e)     $    .55       $   .13
                                  ========        ========        ========        ========       =======

Dividends per share               $   0.18        $    .16        $    .14        $    .12       $   .10
                                  ========        ========        ========        ========       =======

BALANCE SHEET DATA:

Working capital                   $125,076        $ 79,713        $ 23,794        $ 34,507       $44,661
Total assets                       305,803         231,005         142,327         115,364        94,359
Long-term debt (i)                  82,961          84,041           4,243           7,616         4,971
Stockholders' equity (j)           178,859         101,630          93,072          77,168        70,458

(a) As a result of the December 1992 sale of the Veratex Group and the March 1990 divestiture of the Bunn/Xorbox Group results have been restated to include these entities' results of operations as well as any gain or loss on dispositions as "discontinued operations."
(b) The Company has had an active acquisition program in effect since 1989.
    See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein, for information concerning these acquisitions.
(c) Includes nonrecurring acquisition-related expenses of $2,380,000. Such expenses, on an aftertax basis, were $1,860,000, or $.17 per primary share ($.13 per share fully diluted). Net income, excluding nonrecurring acquisition-related expenses, was $15,266,000, or $1.38 per primary share ($1.32 per share fully diluted).
(d) Includes a one-time cumulative tax benefit of $450,000, or $.04 per share, arising from a change in tax laws enacted in August of 1993 relating to the amortization of intangibles.
(e) Includes a nonrecurring charge for writeoff of investment in Datacare, Inc. of $368,000 after taxes or $.04 per share.
(f) Includes aftertax gain of $5,198,000, or $.51 per share, related to the sale of Veratex.
(g) Includes aftertax loss of $2,478,000, or $.25 per share, related to the divestiture of Bunn/Xorbox.
(h) Aftertax gain representing the cumulative effect of a change in accounting for income taxes.
(i) In 1993, the Company issued $80.5 million of Convertible Subordinated Notes due 2003 (see Note 7 in Notes to Consolidated Financial Statements in Item
    8 herein).
(j) In 1994, the Company sold 1,623,741 shares of common stock, in a public offering, resulting in net proceeds of $59,211,000 (see Note 8 in Notes to Consolidated Financial Statements in Item 8 herein).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     On September 30, 1994, the Company issued 1,111,322 shares of its common stock for all the outstanding common stock of Kirkland, Washington-based Evergreen Pharmaceutical, Inc., and an affiliated company (collectively, "Evergreen"). Evergreen is a leading provider of institutional pharmacy services for long-term care facilities in the Pacific Northwest with $34 million in sales for the year ended December 31, 1993. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods presented herein to include the results of operations, financial position and cash flow of Evergreen (See Note 2 to the Consolidated Financial Statements). In accordance with accounting rules for pooling of interests transactions, a nonrecurring charge to operating income for acquisition-related expenses was recorded in 1994.

     The following table presents the Company's results of operations excluding the effect of several nonrecurring items and discontinued operations (in thousands except per share amounts):

                                             For the years ended
                                                 December 31,
                                            1994     1993     1992
                                           ------   ------   -----
Net income, as reported                    $13,406  $11,391  $13,960
Nonrecurring items, net of taxes             1,860     (450)     368
Cumulative effect of accounting
  change                                         -     (280)      -
Discontinued operations                          -        -   (8,710)
                                           -------  -------  -------

Pro forma net income                       $15,266  $10,661  $ 5,618
                                           =======  =======  =======

Pro forma earnings per share:
Net income, as reported                    $  1.21  $  1.09  $  1.36
Nonrecurring items, net of taxes              0.17    (0.04)    0.04
Cumulative effect of accounting
  change                                         -    (0.03)       -
Discontinued operations                          -        -    (0.85)
                                           -------  -------  -------

  Primary                                  $  1.38  $  1.02  $  0.55
                                           =======  =======  =======

  Fully diluted                            $  1.32  $  1.02  $  0.55
                                           =======  =======  =======



     Income from continuing operations, excluding the impact of nonrecurring items, for the year ended December 31, 1994 increased 43% to $15,266,000, or $1.38 per share ($1.32 fully diluted), from $10,661,000, or $1.02 per share, for the year ended December 31, 1993. For the year ended December 31, 1993, income from continuing operations, excluding nonrecurring items, increased 90% to $10,661,000, or $1.02 per share, from the $5,618,000, or $.55 per share, earned in 1992. The results for 1994 include a nonrecurring charge to operating income of $2,380,000, or $1,860,000 after taxes ($.17 per primary share), for acquisition-related expenses recorded in the third quarter of 1994 in connection with the Company's acquisition of Evergreen.

     In 1993, the Company recorded one-time favorable cumulative tax adjustments of $730,000, or $.07 per share, consisting of $450,000, or $.04 per share, arising from a change in tax laws related to the amortization of intangibles as well as $280,000, or $.03 per share, related to the change in accounting for income taxes. Additionally, net income and earnings per share from continuing operations for 1992 include an aftertax charge of $368,000, or $.04 per share, related to the write-off of Omnicare's minority interest in Datacare, Inc., a privately-held hospital computer systems company, which filed bankruptcy in 1992. The investment in Datacare was a passive investment held since 1983 and was unrelated to Omnicare's current operations.

     In total, including nonrecurring items, discontinued operations, and the effect of the accounting change, net income for 1994 was $13,406,000, or $1.21 per share ($1.19 fully diluted), while 1993 net income was $11,391,000, or $1.09 per share, and 1992 net income was $13,960,000, or $1.36 per share.

     Sales for 1994 of $275,663,000 were 42% higher than the $193,704,000 recorded in 1993. For 1993, sales of $193,704,000 were 47% higher than the $131,867,000 recorded in 1992. Omnicare entered the long-term pharmacy business with its first acquisition of an institutional pharmacy provider in December 1988. Since that date, Omnicare has completed twenty-three additional acquisitions - two in 1990, three in 1991, seven in 1992, four in 1993 and seven in 1994. Except for the acquisitions of Evergreen and Lo-Med Prescription Services, Inc. ("Lo-Med"), purchase accounting was used to record the acquisitions. The acquisition of Evergreen in 1994 is included in the financial results of all years presented as this acquisition was accounted for as a pooling of interests. The acquisition of Lo-Med was also accounted for as a pooling of interests; however, its operations were immaterial to the Company's results of operations prior to 1994 and, therefore, prior year financial statements were not restated for this business combination. These acquisitions (described in detail in Note 2 of the Notes to Consolidated Financial Statements) coupled with the internal growth of the businesses previously acquired led to the significant sales increases.

     Increases in gross profit over the three-year period have generally remained in line with sales, with margins fluctuating between 27.4% and 28.6% during the three-year period. Such fluctuations generally reflect the changes in sales mix resulting from acquisition activity. However, after excluding nonrecurring items, operating income as a percent of sales has increased significantly over the period from 8.9% to 9.7% to 10.6% in 1992, 1993 and 1994, respectively. While sales and gross profit have grown significantly over the three-year period, corporate and operating expenses have grown at a much smaller pace resulting in a general decline in selling, general and administrative expenses as a percentage of sales over this period, which reflects the Company's substantial operating leverage.

         Over the past two years, numerous plans for federally-mandated health care reform have been proposed, but none of these proposals has been adopted. While the processes by which the federal or state governments may pursue alternate proposals for reform of the health care system are uncertain, market forces in the form of managed care continue to challenge health care providers to provide high quality care while reducing or containing costs. Management believes that the need to lower health care costs will drive further industry consolidation which should add impetus to the Company's acquisition program.
In addition, the Company's development of significant regional market positions provides opportunities for economies of scale to lower overall costs.

         Moreover, demographic trends indicate that demand for long-term care will increase well into the middle of the next century. Pharmaceutical therapy is generally the most cost-effective form of treatment for chronic ailments afflicting the elderly and, as such, is an essential part of long-term care. Omnicare believes that it is well-positioned to be an integral part of the solution to escalating health care costs among the elderly through careful product selection (including drug formulary management), cost-effective drug purchasing and efficient delivery systems. This, coupled with Omnicare's pharmacy consulting services for nursing homes which identify, resolve and prevent drug therapy related problems, reduces costs to the health care system while also promoting optimal patient outcomes. Thus, Omnicare should continue to show solid growth in sales and earnings in 1995, benefiting from a full year's contribution from businesses acquired in 1994, from internal growth and from the completion of additional acquisitions.

NON-OPERATING INCOME AND EXPENSE

     Investment income increased by 149% to $1,580,000 in 1994 as the Company received the benefit of a significant invested cash balance for all of 1994 due to the receipt of the cash proceeds from the offering of $80.5 million in 5.75% Convertible Subordinated Notes due 2003 ("Notes") in October 1993 and the receipt of $59.2 million of proceeds from the November 1994 stock offering. Investment income nearly tripled in 1993 to $635,000 as the Company's invested cash balances grew in the fourth quarter owing to the receipt of proceeds from the sale of the Notes.

     Interest expense increased by $3,473,000 in 1994 as a result of a full year's interest on the Notes as compared with only three months in 1993. Interest expense remained relatively stable in 1993 when compared with 1992 levels.

INCOME TAXES

     The Company's effective tax rates for 1992, 1993 and 1994 were 42.0%, 35.1% and 40.3%, respectively. All years were favorably impacted due to income generated by Evergreen Pharmaceutical East, Inc., an S corporation, which was not subject to tax. The 1994 effective tax rate is slightly higher than statutory rates primarily due to the nondeductibility of certain acquisition expenses. As a result of the Omnibus Budget Reconciliation Act of 1993, the Company was permitted to deduct from taxable income amortization of intangibles arising from certain business acquisitions retroactive to July 1991. Accordingly, the Company's effective tax rate in 1993 was favorably impacted by the tax benefit of amortization of intangibles. The effective tax rate of 42.0% in 1992 was higher than statutory rates, primarily because of the nondeductibility of the amortization of intangibles during that period.

DISCONTINUED OPERATIONS

     Significant financial data related to the December 1992 sale of the Veratex Group of businesses are set forth in Note 3 of the Notes to Consolidated Financial Statements.

IMPACT OF INFLATION

     Inflation has not materially affected Omnicare's profitability inasmuch as price increases have generally been obtained to cover inflationary drug cost increases.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1994, the Company completed a public offering of 1,623,741 shares of common stock, resulting in net proceeds of $59,211,000.

     In line with Omnicare's plan to redeploy capital into the long-term care pharmacy market, seven acquisitions were completed during 1994 requiring an aggregate capital investment of approximately $87 million. Such acquisitions were primarily financed from cash and cash equivalents on hand, except with respect to the acquisitions of Evergreen, Lo-Med Prescription Services, Inc. and UniCare, Inc., for which the Company issued 1,111,322, 370,932 and 75,378 shares of common stock, respectively. Additionally, $17.6 million of other acquisition-related payments were made during 1994 related to businesses acquired prior to 1994. Additional amounts totalling $16.6 million may become payable through 1998 pursuant to the terms of various acquisition agreements. The 1994 acquisition-related cash outlays have been funded primarily through proceeds from the issuance of the $80.5 million in Notes in 1993. Omnicare ended the year with $79,596,000 in cash and cash equivalents and marketable securities as compared to $63,276,000 at year-end 1993. At December 31, 1994, the Company had invested $31,260,000 in U.S. Treasury-backed repurchase agreements which represent investments under agreements to resell, usually overnight, but in no case longer than thirty days. The Company has a collateralized interest in the underlying securities which are segrated in the accounts of the counterparty bank. Management believes these investments do not create any exposure to the Company's liquidity. Omnicare's current ratio increased substantially to 4.4 to 1 at December 31, 1994 from 3.0 to 1 at December 31, 1993, and working capital at December 31, 1994 increased to $125,076,000 from year-end 1993 working capital of $79,713,000. This increase is primarily attributable to the proceeds from the public stock offering. Book value per common share increased to $14.14 per share as of December 31, 1994 from $9.75 per share at the prior year-end, primarily attributable to the public stock offering proceeds and also secondarily, due to the increase in equity resulting from the growth in net income less dividends paid.

     On February 1, 1995, Omnicare's Board of Directors elected to increase the quarterly cash dividend by 11% to 5 cents per share for an indicated annual rate of 20 cents per share for 1995.

     In February 1995, the Company reached an agreement with a consortium of six banks to replace its current $50 million revolving credit facility with a new, five-year $135 million revolving credit facility. Interest rates and commitment fees for this new facility are based on the Company's level of performance under certain debt covenants and are expected to result in significantly lower fees and borrowing costs as compared with the former agreement. No amounts were outstanding at December 31, 1994 under the credit facility.

     Management believes that Omnicare's capital requirements can be met with the proceeds of the 1994 public stock offering, the currently unused $135 million revolving credit facility and the cash flow from existing as well as acquired businesses. If needed, other external sources of financing are readily available to the Company. There are no material commitments outstanding at December 31, 1994 other than the acquisition-related payments which may be made contingent on the performance of businesses acquired (see
Note 2 of the Notes to Consolidated Financial Statements).



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements and Supplementary Data
                                                     Page
                                                     ----
Report of Independent Accountants                     19
Consolidated Statement of Income                      20
Consolidated Balance Sheet                            21
Consolidated Statement of Cash Flow                   22
Consolidated Statement of Stockholders'
   Equity                                             23
Notes to Consolidated Financial
   Statements                                         24
Note 13 - Summary of Quarterly Results
   (unaudited)                                        37

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Stockholders and
Board of Directors of Omnicare, Inc.

     In our opinion, based on our audits and the report of other auditors with respect to 1993 and 1992, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flow and stockholders' equity present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. (collectively, "Evergreen") as of December 31, 1993 and for the years ended December 31, 1993 and 1992, which statements reflect total assets of $12,210,000 at December 31, 1993 and total revenues of $34,130,000 and $28,873,000 for the years ended December 31, 1993 and 1992, respectively.
Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the 1993 and 1992 amounts included for Evergreen, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

     As discussed in Note 12 to the financial statements, the Company changed its method of accounting for income taxes in 1993.





Price Waterhouse LLP
Cincinnati, Ohio
February 1, 1995

                        CONSOLIDATED STATEMENT OF INCOME
                    Omnicare, Inc. and Subsidiary Companies

(In thousands except per share data)

                                                             For the years ended December 31,
                                                                1994        1993       1992
                                                             --------------------------------
Sales                                                        $275,663    $193,704   $131,867
Cost of sales                                                 200,193     140,357     94,151
                                                             --------    --------   --------
Gross profit                                                   75,470      53,347     37,716
Selling, general and administrative
 expenses                                                      46,362      34,494     25,966
Nonrecurring acquisition expenses                               2,380           -          -
                                                             --------    --------   --------

Operating income                                               26,728      18,853     11,750
Investment income                                               1,580         635        220
Loss on long-term investment                                        -           -       (558)
Interest expense                                               (5,847)     (2,374)    (2,367)
                                                             --------    --------   --------
Income from continuing
 operations before income taxes and
 cumulative effect of accounting change                        22,461      17,114      9,045
Income taxes                                                    9,055       6,003      3,795
                                                             --------    --------   --------
Income from continuing
 operations                                                    13,406      11,111      5,250
Discontinued operations                                             -           -      8,710
                                                             --------    --------   --------
Income before cumulative effect of
 accounting change                                             13,406      11,111     13,960
Cumulative effect of accounting change                              -         280          -
                                                             --------    --------   --------

Net income                                                   $ 13,406    $ 11,391   $ 13,960
                                                             ========    ========   ========

Earnings per share data
 Primary:
  Continuing operations                                      $   1.21    $   1.06   $    .51
  Discontinued operations                                           -           -        .85
  Cumulative effect of
   accounting change                                                -         .03          -
                                                             --------    --------   --------
  Net income                                                 $   1.21    $   1.09   $   1.36
                                                             ========    ========   ========

 Fully diluted:
  Continuing operations                                      $   1.19    $   1.06   $    .51
  Discontinued operations                                           -           -        .85
  Cumulative effect of
   accounting change                                                -         .03          -
                                                             --------    --------   --------
  Net income                                                 $   1.19    $   1.09   $   1.36
                                                             ========    ========   ========

Weighted average number of
 common shares outstanding:
   Primary                                                     11,038      10,425     10,250
                                                             ========    ========   ========

   Fully diluted                                               14,013      11,229     10,250
                                                             ========    ========   ========

The Notes to Consolidated Financial Statements are an integral part of this statement.


                         CONSOLIDATED BALANCE SHEET
                    Omnicare, Inc. and Subsidiary Companies

(In thousands except share data)
                                                             December 31,
ASSETS                                                     1994        1993
                                                         --------------------
Current assets:
  Cash and cash equivalents                              $ 34,351    $ 63,276
  Marketable securities                                    45,245           -
  Accounts receivable, less allowances of
   $3,127 (1993-$2,612)                                    54,792      36,958
  Inventories                                              18,976      12,530
  Deferred income tax benefits                              5,619       5,297
  Other current assets                                      3,256       2,451
                                                         --------    --------
    Total current assets                                  162,239     120,512
Properties and equipment, at cost
 less accumulated depreciation                             20,496      14,323
Intangible assets, less accumulated amortization of
 $7,236 (1993-$4,249)                                     117,822      89,974
Other assets                                                5,246       6,196
                                                         --------    --------
    Total assets                                         $305,803    $231,005
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 15,558    $ 10,928
  Amounts payable pursuant to acquisition agreements        4,576      12,707
  Current portion of long-term debt                           641       4,112
  Income taxes payable                                      1,839       1,622
  Accrued employee compensation                             3,023       2,500
  Liabilities relating to discontinued operations           2,399       3,800
  Other current liabilities                                 9,127       5,130
                                                         --------    --------
    Total current liabilities                              37,163      40,799
Long-term debt                                             82,961      84,041
Deferred income taxes                                       1,368          89
Amounts payable pursuant to acquisition agreements          2,910       1,921
Other noncurrent liabilities                                2,542       2,525
                                                         --------    --------

    Total liabilities                                     126,944     129,375
                                                         --------    --------
Stockholders' equity:
  Preferred stock-authorized 1,000,000 shares
   without par value; none issued
  Common stock-authorized 22,000,000 shares
   $1 par; 15,134,433 shares issued
   (1993-12,895,716 shares)                                15,134      12,896
  Paid-in capital                                         130,165      64,750
  Retained earnings                                        70,238      58,270
                                                         --------    --------
                                                          215,537     135,916
  Treasury stock, at cost-2,488,274 shares
   (1993-2,467,128 shares)                                (33,060)    (31,126)
  Deferred Compensation                                      (858)          -
  Unallocated stock of ESOP                                (2,760)     (3,160)
                                                         --------    --------
    Total stockholders' equity                            178,859     101,630
                                                         --------    --------

    Total liabilities and stockholders' equity           $305,803    $231,005
                                                         ========    ========

   The Notes to Consolidated Financial Statements are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOW
                    Omnicare, Inc. and Subsidiary Companies


(in thousands)                                                             For the years ended December 31,
                                                                      1994              1993               1992
                                                                    ---------------------------------------------
Cash flow from operating activities:
  Income from continuing operations                                 $ 13,406          $ 11,111           $  5,250
  Adjustments to reconcile income from
    continuing operations to net cash flow
    from operating activities:
      Depreciation and amortization                                    7,407             5,231              3,527
      Provision for doubtful accounts                                  1,969             1,780              1,693
      Deferred tax provision                                             906               837                349
      Cumulative effect of a change in accounting principle                -               280                  -
      Loss on long-term investment                                         -                 -                558
      Changes in assets and liabilities, net of effects
      from acquisition/disposal of businesses:
         Accounts receivable                                         (13,601)           (9,740)           (10,141)
         Inventories                                                  (3,450)              602             (2,231)
         Current and noncurrent assets                                  (247)           (4,108)             2,269
         Income taxes payable                                            217            (6,645)            (1,624)
         Payables and accrued liabilities                              3,236             2,002              2,291
         Current and noncurrent liabilities                            2,656              (277)               697
                                                                    --------          --------           --------
           Net cash provided by continuing
             operations                                               12,499             1,073              2,638
  Net cash provided by discontinued operations                             -                 -              1,781
                                                                    --------          --------           --------
           Net cash flow from operating activities                    12,499             1,073              4,419
                                                                    --------          --------           --------

Cash flow from investing activities:
  Acquisition of businesses                                          (40,084)          (24,656)           (51,190)
  Capital expenditures                                                (8,640)           (4,787)            (3,186)
  Marketable securities                                              (45,245)                -                  -
  Proceeds and cash flow from discontinued operations                 (1,370)              (11)            60,881
  Proceeds from sales of properties                                      501               120                119
                                                                    --------          --------           --------
           Net cash flow from investing activities                   (94,838)          (29,334)             6,624
                                                                    --------          --------           --------

Cash flow from financing activities:
  Proceeds from long-term borrowings                                       -            92,590             47,733
  Principal payments on revolving line of credit
    and long-term obligations                                         (4,332)          (11,678)           (50,394)
  Net proceeds from stock offering                                    59,211                 -                  -
  Proceeds from exercise of stock options and warrants
    net of stock tendered in payment                                   1,291                (7)             3,051
  Dividends paid                                                      (2,756)           (2,928)            (1,327)
                                                                    --------          --------           --------
           Net cash flow from financing activities                    53,414            77,977               (937)
                                                                    --------          --------           --------

Net increase (decrease) in cash and cash equivalents                 (28,925)           49,716             10,106
Cash and cash equivalents at beginning of period                      63,276            13,560              3,454
                                                                    --------          --------           --------

Cash and cash equivalents at end of period                          $ 34,351          $ 63,276           $ 13,560
                                                                    ========          ========           ========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Omnicare, Inc. and Subsidiary Companies


(In thousands except per share data)
                                                                                                                        Total
                                Common      Paid-in      Retained     Treasury       Deferred        Unallocated     Stockholders'
                                 Stock      Capital      Earnings      Stock       Compensation     Stock of ESOP       Equity
                                -------     -------      --------     --------     ------------     -------------    -------------
BALANCE AT DECEMBER 31, 1991
  As previously reported        $11,222     $ 56,697     $34,812      $(24,474)        $   -           $(3,680)         $ 74,577
  Evergreen pooling of
    interests (Note 2)            1,111       (1,080)      2,560             -             -                 -             2,591
                                -------     --------     -------      --------         -----           -------          --------
Balance as restated              12,333       55,617      37,372       (24,474)            -            (3,680)           77,168
  Net income                          -            -      13,960             -             -                 -            13,960
  Dividends paid ($.14
    per share)                        -            -      (1,257)            -             -                 -            (1,257)
  Dividends to former owners
    of Evergreen                      -            -         (70)            -             -                 -               (70)
  Exercise of stock options         449        6,535           -        (5,603)            -                 -             1,381
  Stock awards                       61        1,609           -             -             -                 -             1,670
  Decrease in unallocated
    stock of ESOP                     -            -           -             -             -               220               220
                                -------     --------     -------      --------         -----           -------          --------

BALANCE AT DECEMBER 31, 1992     12,843       63,761      50,005       (30,077)            -            (3,460)           93,072
  Net income                          -            -      11,391             -             -                 -            11,391
  Dividends paid ($.16 per
    share)                            -            -      (1,472)            -             -                 -            (1,472)
  Dividends to former owners
    of Evergreen                      -            -      (1,654)            -             -                 -            (1,654)
  Exercise of stock options          51          902           -        (1,049)            -                 -               (96)
  Stock awards                        2           87           -             -             -                 -                89
  Decrease in unallocated
    stock of ESOP                     -            -           -             -             -               300               300
                                -------     --------     -------      --------         -----           -------          --------

BALANCE AT DECEMBER 31, 1993     12,896       64,750      58,270       (31,126)            -            (3,160)          101,630
  Lo-Med pooling of interests
    (Note 2)                        371         (341)      1,120             -             -                 -             1,150
  Net income                          -            -      13,406             -             -                 -            13,406
  Dividends paid ($.18 per
    share)                            -            -      (1,759)            -             -                 -            (1,759)
  Dividends to former owners
    of Evergreen                      -            -        (397)            -             -                 -              (397)
  Dividends to former owners
    of Lo-Med                         -            -        (402)            -             -                 -              (402)
  Stock issued in public
    offering                      1,624       57,587           -             -             -                 -            59,211
  Warrants issued and/or
    exercised                         -        1,401           -           658             -                 -             2,059
  Stock issued in connection
    with acquisition                 75        2,744           -             -             -                 -             2,819
  Exercise of stock options         117        2,432           -        (2,592)            -                 -               (43)
  Stock awards                       51        1,592           -             -          (858)                -               785
  Decrease in unallocated
    stock of ESOP                     -            -           -             -             -               400               400
                                -------     --------     -------      --------         -----           -------          --------

BALANCE AT DECEMBER 31, 1994    $15,134     $130,165     $70,238      $(33,060)        $(858)          $(2,760)         $178,859
                                =======     ========     =======      ========         =====           =======          ========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        Omnicare, Inc. ("Company") operates in one business segment which includes the distribution of pharmaceuticals, related pharmacy management services and medical supplies for long-term care institutions and their residents. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries as well as 50% of the accounts of Heartland Healthcare Services, a 50/50 partnership between the Company and Health Care and Retirement Corporation which began operations in 1994. All significant intercompany transactions are eliminated.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

        The Company considers all investments in highly liquid instruments with maturities of three months or less at the date purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market with any associated purchase discount or premium amortized over the period to maturity.

     Marketable securities consist of U.S. Treasury obligations maturing in 1995 and are stated at cost, which approximates fair value. The fair values are based on quoted market prices. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the new rules, debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the intent and ability to hold to maturity are classified either as "available-for-sale" or as "trading" and are carried at fair value. At December 31, 1994, the Company had no investments that qualified as available-for-sale or trading.

INVENTORIES

        Inventories consist primarily of purchased pharmaceuticals and medical supplies held for sale to customers and are stated at the lower of cost or market. Cost is generally determined using the average cost and first-in, first-out methods.


PROPERTIES AND EQUIPMENT

        Properties and equipment are stated at cost. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are charged to expense. Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease terms, including renewal options, or their useful lives.

INTANGIBLE AND OTHER ASSETS

      Intangible assets arise from business combinations accounted for as purchase transactions and are amortized using the straight-line method over their estimated useful lives, not in excess of forty years.

      On an annual basis, the Company reviews the recoverability of the intangible assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the intangible assets from expected future operating cash flow on an undiscounted basis. In management's opinion, no such impairment exists at December 31, 1994.

      Debt issuance costs are included in other assets and are amortized on the straight-line method over the life of the related debt.

REVENUE RECOGNITION

      Revenue is recognized when products or services are provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and medical products are reimbursable from Medicaid and Medicare programs. The Company monitors its receivables from these reimbursement sources under policies established by management and reports such revenues at the net realizable amount expected to be received from these third-party payors.

INCOME TAXES

      The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of differences between income for financial reporting and income for tax purposes.

      Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," on a prospective basis; SFAS No. 109 requires the use of an asset and liability method of accounting for deferred income taxes.

PER SHARE DATA

      Primary earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not material. Fully diluted earnings per share include common stock equivalents and assume the conversion of the 5.75% Convertible Subordinated Notes due 2003 into common stock. Additionally, interest expense and amortization of debt issuance costs arising from convertible securities are added, net of related income taxes, to income for the purpose of calculating fully diluted earnings per share.

RECLASSIFICATIONS

    Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 2 - ACQUISITIONS

      Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents.


      On September 30, 1994, the Company issued 1,111,322 shares of its common stock for all of the outstanding common stock of Evergreen Pharmaceutical, Inc.
and Evergreen Pharmaceutical East, Inc. ("EPE") (collectively, "Evergreen").
The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position, and cash flow of Evergreen.  In accordance with accounting rules for pooling of interests transactions, a nonrecurring charge to operating income for acquisition-related expenses was recorded in the third quarter of
1994.  Net sales and net income for the individual entities are as follows (in thousands):
                                 Omnicare, Inc.    Evergreen
                                 --------------    ---------
Nine months ended
  September 30, 1994:
   Sales                             $172,876       $25,324
   Income from continuing
     operations                         7,091(a)      1,877
   Net income                           7,091(a)      1,877
Year ended December 31, 1993:
   Sales                             $159,574       $34,130
   Income from continuing
     operations                         8,734         2,377
   Net income                           9,014         2,377
Year ended December 31, 1992:
   Sales                             $102,994       $28,873
   Income from continuing
     operations                         3,448         1,802
   Net income                          12,158         1,802

(a) Includes nonrecurring acquisition-related expenses of $2,380,000 ($1,860,000 after taxes). Net income, excluding the nonrecurring acquisition-related expenses, was $8,951,000 for the nine months ended September 30, 1994.


     During 1994, the Company completed seven acquisitions including Care Pharmaceutical Services, Inc. in Griffith, Indiana and Schaufler Prescription Pharmacy in Belleville, Illinois, in March; Weber Medical Systems, Inc. in Skokie, Illinois and Lo-Med Prescription Services, Inc. (Lo-Med) in Wadsworth, Ohio, in June; UniCare, Inc. in Montgomery, Alabama, in August; and Lawrence Medical Supply, Inc. in Deerfield, Illinois and Evergreen in Kirkland, Washington, in September. Lo-Med was acquired in a pooling of interests transaction for 370,932 shares of common stock and accordingly, the consolidated financial statements include the results of Lo-Med effective January 1, 1994. The impact of the Lo-Med transaction on the Company's historical financial statements is not significant; consequently, prior-year financial statements have not been restated for this transaction.

      During 1993, the Company completed four acquisitions including Freed's Pharmacy, Inc. in Overland Park, Kansas, in March and Kansas City

Nursing Services, Inc. in Kansas City, Kansas, Enloe Drugs, Inc., in Decatur, Illinois, and Anderson Medical Services, Inc., in Dover, Ohio, all in the fourth quarter.

      During 1992, the Company completed seven acquisitions including Westhaven Services Co. in Toledo, Ohio, in October; Pharmacare, Inc., and an affiliated company in Louisville, Kentucky, in April and five other nursing home pharmacy providers in the second and third quarters: PRN Pharmaceutical Services, Inc., in Indianapolis, Indiana; Home Pharmacy Services, Inc., in Belleville, Illinois; Ross Drug, Inc., in Tulsa, Oklahoma; Interlock Pharmacy Systems in St. Louis, Missouri; and Crystal Care Corporation in Ashland, Kentucky.

      Except for Evergreen and Lo-Med, each of the foregoing acquisitions was accounted for as a purchase. The purchase prices have been allocated to the estimated fair value of the tangible and intangible net assets acquired. The following table summarizes the aggregate purchase price for all businesses acquired which have been accounted for under the purchase method (in thousands):

                                                  Businesses acquired in
                                             ---------------------------------
                                             1994          1993           1992
                                             ----          ----           ----
Cash                                       $17,954       $16,100        $41,900
Amounts payable in the future
 (through 1996)                              3,107        10,900          6,200
Common stock                                 2,819             -              -
Warrants                                       872             -              -
Assumption of indebtedness                   2,027           600          1,700
                                           -------       -------        -------

                                           $26,779       $27,600        $49,800
                                           =======       =======        =======

Amounts contingently payable
 based on future growth                    $ 4,809       $ 6,900        $ 8,100
                                           =======       =======        =======

      Amounts payable in the future are subject to set-off for claims of indemnity. Payments contingent on future growth totalled $16.6 million at December 31, 1994, and will be recorded as additional purchase price, serving to increase intangible assets in the period in which the contingencies are resolved. The 1994 acquisitions carry certain pre-acquisition contingencies which will be resolved within one year of the transaction and which aggregate $1.3 million at December 31, 1994. The excess of purchase price over the fair value of the net tangible and intangible assets acquired is being amortized over periods not in excess of forty years.

      Warrants outstanding at December 31, 1994 represent the rights to purchase 270,000 shares of common stock and were issued in connection with certain acquisitions. These warrants can be exercised at anytime through 1997 at prices ranging from $26.86 to $33.15 per share. Warrants to purchase 50,000 shares of common stock, issued in prior years, were exercised in 1994.


      The results of operations of the companies acquired in purchase transactions have been included in the consolidated results of operations of the Company from the dates of acquisitions. Unaudited pro forma data (net of the cost of capital related to the cash purchase prices) as though the Company had acquired these businesses at the beginning of each of the years are set forth below and include the pooling transactions with Evergreen and Lo-Med (in thousands except per share data):

                                        For the years ended December 31,
                                      1994           1993          1992(a)
                                    --------------------------------------
PRO FORMA
---------
Sales                               $293,619       $240,242      $189,322
Income from continuing operations     14,149(b)      12,903         7,095
Net income                            14,149(b)      13,183        15,805
Earnings per share:
 Primary:
  Continuing operations             $   1.28(b)    $   1.19      $    .69
  Net income                            1.28(b)        1.21          1.54
 Fully diluted:
  Continuing operations             $   1.24(b)    $   1.19      $    .69
  Net income                            1.24(b)        1.21          1.54

(a) Pro forma data do not include any businesses acquired in 1994 and, therefore, are not comparable to the 1994 and 1993 pro forma data.

(b) Includes nonrecurring acquisition-related expenses of $2,380,000 ($1,860,000 on an aftertax basis). Pro forma net income, excluding nonrecurring acquisition-related expenses, was $16,009,000, or $1.44 per primary share ($1.37 per share on a fully diluted basis).

   The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.


NOTE 3 - DISCONTINUED OPERATIONS

      On December 21, 1992, the Company sold the stock of its Veratex Group of businesses, excluding Labtronics, Inc., to Chemed Corporation ("Chemed"), then a 27% stockholder, for $63,650,000 in cash. As a result of this sale, the Company decided to divest Labtronics, Inc., a bio-medical engineering business, and completed that disposition in 1993. These operations comprised the entire medical and dental products segment of the Company's business. The $5.2 million gain on these divestitures is net of taxes and expenses associated with the transaction and the write-down of the assets of Labtronics, Inc. to their estimated net realizable values.

      The financial statements reflect the operating results of these businesses along with the net gain arising from their disposition as discontinued operations. Significant financial data for the year ended

December 31, 1992 related to the discontinued operations prior to divestiture follows (in thousands):

Sales                                                              $86,257
                                                                   =======

Income from operations                                             $ 5,498
Income taxes                                                         1,986
                                                                   -------
Income from operations, less
   applicable income taxes                                         $ 3,512
                                                                   =======

Gain on divestiture                                                $ 9,311
Income taxes                                                         4,113
                                                                   -------
Gain on divestiture, less
   applicable income taxes                                         $ 5,198
                                                                   =======


      Liabilities relating to discontinued operations of $2,399,000 and $3,800,000 at December 31, 1994 and 1993, respectively, remain to cover expenses associated with these transactions and obligations and other liabilities retained by the Company subsequent to the dispositions.


NOTE 4 - CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

      A summary of cash and cash equivalents and marketable securities follows
(in thousands):

                                              December 31,
                                            1994       1993
                                           -----------------
Cash and cash equivalents
  Cash                                     $ 2,840   $ 1,262
  Money market funds                           251    53,014
  U.S. Treasury-backed repurchase
    agreements                              31,260     9,000
                                           -------   -------

                                           $34,351   $63,276
                                           =======   =======

Marketable securities                      $45,245   $     -
                                           =======   =======


      Repurchase agreements represent investments in U.S. Treasury obligations under agreements to resell, usually overnight, but in no case longer than 30 days. The Company has a collateralized interest in the underlying securities, which are segregated in the accounts of the bank counterparty. At December 31, 1994, Fifth Third Bank of Cincinnati, Ohio was the counterparty for $19,446,000 of the repurchase agreements, which matured on January 3, 1995.


NOTE 5 - PROPERTIES AND EQUIPMENT

    A summary of properties and equipment follows (in thousands):

                                               December 31,
                                            1994         1993
                                          --------------------
Land                                      $    245    $    249
Buildings                                    1,351       1,317
Machinery and equipment                     16,350      12,216
Furniture, fixtures
 and leasehold improvements                 14,251       8,138
                                          --------    --------
                                            32,197      21,920
Accumulated depreciation                   (11,701)     (7,597)
                                          --------    --------

                                          $ 20,496    $ 14,323
                                          ========    ========

NOTE 6 - LEASING ARRANGEMENTS

      The Company has operating leases which cover various real and personal property. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no contingent rentals in the Company's operating leases.

    The following is a schedule by calendar year of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year at December 31, 1994 (in thousands):

    1995                  $2,403
    1996                   2,087
    1997                   1,701
    1998                   1,372
    1999                   1,002
   Later years             2,635
                         -------
   Total minimum
   payments required     $11,200
                         =======

   Total rent expense under operating leases follows (in thousands):
   For the years ended December 31,

                       1992                     $1,792
                       1993                      2,461
                       1994                      2,902

NOTE 7 - LONG-TERM DEBT

     A summary of long-term debt follows (in thousands):

                                                            December 31,
                                                      1994               1993
                                                    --------------------------
Convertible Subordinated Notes due 2003             $80,500            $80,500
Employee Stock Ownership Plan
  Loan Guarantee                                      2,760              3,160
Line of credit (Evergreen)                                -              2,074
Other notes payable (Evergreen)                           -              2,032
Capitalized lease obligations                           342                387
                                                    -------            -------
                                                     83,602             88,153
Less current portion                                   (641)            (4,112)
                                                    -------            -------

                                                    $82,961            $84,041
                                                    =======            =======


      On October 1, 1993, the Company issued $80,500,000 principal amount of 5.75% Convertible Subordinated Notes ("Notes") due 2003. The Notes are convertible into common stock at any time at the option of the holder at a price of $28.875 per share. The Notes are redeemable at the option of the Company beginning in October 1996, at redemption prices ranging from 103.83% of the principal amount in 1996 to 100.64% in 2001 and 100% thereafter. Absent conversion of the Notes into common stock or redemption by the Company at its election as described above, the Notes are due on October 1, 2003. Interest on the notes is payable semiannually, due in October and April of each year, until conversion or redemption. Debt issuance costs are included in other assets and amortized using the straight-line method over the ten-year life of the Notes. The Company amortized $310,000 and $77,000 of deferred debt issuance costs in 1994 and 1993, respectively. Based on the market value of the Notes in the last over-the-counter trade prior to year-end, the estimated fair value of the Notes at December 31, 1994 is $125,000,000. The fair value of all other financial instruments of the Company approximates the amounts presented on the consolidated balance sheet.

      In 1988, the Company established an Employee Stock Ownership Plan ("ESOP") which currently covers certain acquired entities' employees and all of the corporate headquarters employees. The ESOP used proceeds from a $4 million bank loan to purchase 493,437 shares of the Company's common stock on the open market at prices ranging from $7.75 to $8.50 per share. Inasmuch as the Company has guaranteed the repayment of this obligation, it has recorded the ESOP's bank debt as long-term debt and also as a reduction of stockholders' equity in the accompanying consolidated balance sheet.

      The ESOP services its debt with Company contributions, which were previously made to the Company's Employee Savings & Investment Plan, and dividends received on shares held by the ESOP. Principal and interest payments on the bank debt are made in increasing quarterly installments over a ten-year period, the final payment being due on December 31, 1998. The loan bears interest at the per annum rate of 7% and is secured by the unallocated shares of common stock held by the ESOP trust. These unallocated shares had a fair market value equal to $11,301,412 at December 31, 1994.

      The Company funds ESOP expense as accrued. The components of total ESOP expense (including amounts related to discontinued operations) are as follows
(in thousands):

                                 For the years ended December 31,
                                      1994      1993      1992
                                 --------------------------------
Interest expense                      $214      $238      $242
Principal payments                     400       300       220
Dividends on ESOP stock                (70)      (64)      (67)
                                      ----      ----      ----
                                      $544      $474      $395
                                      ====      ====      ====

      At December 31, 1993, $2,074,000 was outstanding and $1,453,000 was available for borrowing under the Evergreen line of credit. The interest rate charged equaled 1/2 of 1% over the bank's prime rate (6.5% at December 31, 1993). Amounts outstanding under the line of credit were repaid and the line was closed during 1994.

      Other notes payable represented various obligations incurred specific to Evergreen operations. The weighted average interest rate on the notes approximated 8.6% for the periods presented. Included in other notes payable are notes due to the former owners of Evergreen for $871,000 as of December 31, 1993. These obligations were repaid in 1994.

      At December 31, 1994, the Company had a $50 million unsecured revolving credit agreement with two banks which expires on January 1, 1996. No amounts were outstanding under this agreement at December 31, 1994 and 1993.
Borrowings under this agreement bear interest based upon the bank's cost of funds plus a spread of 1/2 of 1% on the first $25 million of borrowings and a spread of 3/4 of 1% on the second $25 million of borrowings, or the prime rate. The average daily borrowings outstanding during 1993 were $4.9 million, at a weighted average annual interest rate of 3.9%. The Company was required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the facility. In February 1995, the Company reached an agreement with a consortium of six banks for a new, five-year $135 million revolving line of credit. Borrowings under this agreement bear interest based upon the bank's cost of funds plus a spread of 1/4 of 1% to 3/4 of 1%, dependent upon the Company's performance under certain debt covenants, or the prime rate. Additionally, a commitment fee on the unused portion of the facility is required which ranges from 1/10 of 1% to 1/4 of 1% also based upon the Company's performance under certain debt covenants.

      The following is a schedule by year of required long-term debt payments as of December 31, 1994 (in thousands):


             1995                                     $   641
             1996                                         790
             1997                                         731
             1998                                         940
             1999                                           -
             Later years                               80,500
                                                      -------

               Total                                  $83,602
                                                      =======

      Total interest payments made in 1994, 1993 and 1992 amounted to $5,457,000, $1,234,000 and $1,943,000, respectively.

NOTE 8 - PUBLIC OFFERING OF COMMON STOCK

      In November 1994, the Company completed a public offering of 4,140,000 shares of common stock of which 1,623,741 shares were sold by the Company resulting in net proceeds of $59,211,000 after deducting issuance costs.

NOTE 9 - STOCK INCENTIVE PLANS

      The Company has stock incentive plans under which it may grant stock awards or options to purchase its common stock. Options are granted at a price equal to the market value at the date of grant and become exercisable beginning one year following the date of grant in four approximately equal annual installments.

      The changes in stock options outstanding relating to these plans are summarized below:

                                              Number of             Average
                                                Shares               Price
                                              ---------             -------
BALANCE AT DECEMBER 31, 1991                   639,345              $10.43
Options granted                                349,000               18.56
Options exercised                             (448,849)              10.14
Options terminated or cancelled                (54,000)              18.56
                                              --------
BALANCE AT DECEMBER 31, 1992                   485,496               15.64
Options granted                                108,500               16.27
Options exercised                              (50,740)              15.24
Options terminated or cancelled                (44,250)              18.37
                                              --------
BALANCE AT DECEMBER 31, 1993                   499,006               15.58
Options granted                                      -                   -
Options exercised                             (117,538)              13.64
Options terminated or cancelled                      -                   -
                                               -------

BALANCE AT DECEMBER 31, 1994                   381,468               16.17
                                               =======

      At December 31, 1994, options for 181,593 shares (1993-212,256;
1992-190,496) were exercisable and 2,712 shares (1993-53,840; 1992-119,411)
were available for granting of additional stock options and awards.

      In 1994 and 1992, the Company granted restricted stock awards to certain key employees covering 49,328 and 58,662 shares, respectively, of common stock. No such stock awards were granted in 1993. These shares vest over a three to five year period and are restricted as to the transfer of ownership.

     In 1994, 1993 and 1992, the Company granted unrestricted stock awards covering 1,800, 2,100 and 2,000 shares, respectively, of its common stock to members of the Board of Directors of the Company.

NOTE 10 - RELATED PARTY TRANSACTIONS

      The Company contracted with a division of Chemed, a 6% stockholder, to assist in the development of a new data processing system to integrate and standardize all operational and financial reporting functions. The Company also subleases its corporate offices from Chemed and is charged for the occasional use of Chemed's corporate aviation department and other incidental expenses based on Chemed's cost. The Company believes that the method by which such charges are determined is reasonable and that the charges are essentially equal to that which would have been incurred if the Company had operated as an unaffiliated entity. Charges to the Company for these services were $2,951,000, $1,624,000 and $764,000 in 1994, 1993 and 1992, respectively.

      Included in accounts receivable are amounts due from other companies affiliated with the former owners of Evergreen. These amounts, net of payables, totalled $850,000 and $894,000 at December 31, 1994 and 1993, respectively.

      Included in other assets as of December 31, 1993 are advances to a company affiliated with the former owners of Evergreen of $421,000. These advances were paid in 1994.

      Effective May 1, 1993, Evergreen leased one of its facilities from a partnership, a partner of which is a former owner of Evergreen. Rent expense of $569,000 was paid under this lease in 1994, (1993-$437,000).

NOTE 11 - EMPLOYEE BENEFIT PLANS

    The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of the Veratex Group of businesses (through the December, 1992 sale of Veratex). Benefits accruing to Veratex employees ceased upon the sale of Veratex. Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994.

    Retirement benefits are based primarily on an employee's years of service and compensation near retirement. Plan assets are invested in U.S. Treasury obligations. The Company's policy is to fund pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

    The funded status of the plan was as follows (in thousands):

                                            December 31,
    Actuarial present value of:            1994     1993
                                         ----------------
       Unvested benefit obligation       $    5    $    8
       Vested benefit obligation          1,385     1,409
                                         ------    ------
       Accumulated benefit obligation     1,390     1,417
       Effect of projected future
          salary increases                    -       461
                                         ------    ------
       Projected benefit obligation       1,390     1,878
    Plan assets at fair market value      1,762     1,853
                                         ------    ------
    Plan assets (greater) less than
       projected benefit obligation        (372)       25
    Unrecognized net gain                   262        90
                                         ------    ------
    Accrued/(prepaid) pension            $ (110)   $  115
                                         ======    ======

    The components of the Company's pension cost follow (in thousands):

                                             For the years ended
                                                 December 31,
                                            1994     1993    1992
                                           ----------------------
    Service costs - benefits earned
     during the period, net                $   -    $  81   $ 291
    Interest cost on projected benefit
     obligation and service costs            103      133     188
    Expected return on plan assets          (158)    (104)    (94)
                                           -----    -----   -----
                                           $ (55)   $ 110   $ 385
                                           =====    =====   =====

      Pension costs were determined based on the projected unit credit actuarial cost method using an assumed 8% discount rate and expected long-term rate of return on assets. A 6% rate of increase in compensation levels was assumed in years prior to 1994.

      A gain of $170,000 was recognized in 1994 as a result of the freezing of the plan benefits. The gain on the sale of the Veratex Group recorded in 1992 and discussed in Note 3 of the Notes to Consolidated Financial Statements included income of $1,045,000 related to the curtailment of the benefits attributable to the Veratex employees in the pension plan.

      Expenses relating to the Company's defined contribution and other similar plans (including the ESOP described in Note 7 and including amounts charged to discontinued operations) were $1,381,000, $824,000 and $593,000 in 1994, 1993 and 1992, respectively.

      In 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The adoption did not have a material impact on the Company's financial position or results of operations.

NOTE 12 - INCOME TAXES

     The provision for income taxes is comprised of the following (in thousands):

                                            For the years
                                          ended December 31,
                                       1994      1993      1992
                                      ---------------------------
Current:
  Federal                             $7,077    $4,246    $ 2,765
  State and local                      1,072       920        681
                                      ------    ------    -------
                                       8,149     5,166      3,446
                                      ------    ------    -------
Deferred:
  Federal                                791     1,135        349
  State                                  115      (298)         -
                                      ------    ------     ------

                                         906       837        349
                                      ------    ------     ------
  Income taxes                        $9,055    $6,003     $3,795
                                      ======    ======     ======


     In 1994, tax benefits of $947,000 related to the exercise of stock options have been credited to paid-in capital. In 1992, deferred state income taxes were not provided because they were not material.

     The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rates of 35% for 1994 and 34% for 1993 and 1992 is explained in the following table (in thousands):

                                             For the years
                                            ended December 31,
                                       1994      1993       1992
                                      ----------------------------
Federal income tax at the
  statutory rate                      $7,861    $5,819     $3,076
Amortization of nondeductible
  intangible assets                      372        42        493
State and local income taxes,
  net of federal income tax benefit      772       412        450
Tax effect of EPE S Corporation
  income                                (345)     (280)      (224)
Other                                    395        10          -
                                      ------    ------     ------

Taxes on income                       $9,055    $6,003     $3,795
                                      ======    ======     ======

     The Omnibus Budget Reconciliation Act of 1993 permitted the Company to deduct from taxable income the amortization of intangibles arising from certain business acquisitions occurring subsequent to July 1991. The effect of this change in tax law was to reduce 1993 income tax expense by $310,000 for the period July 1991 through December 31, 1992 and by an additional $140,000 for the portion of 1993 prior to enactment of the law.

     Effective January 1, 1993, the Company adopted SFAS No. 109, which requires the use of an asset and liability method of accounting for income taxes. The cumulative effect of this adoption resulted in a gain of $280,000 ($.03 per share) and was otherwise not material to the Company's financial position or results of operations, on a historical or pro forma basis.

     Income tax payments made in 1994, 1993 and 1992 amounted to $5,723,000, $10,892,000 and $2,335,000, respectively.

     A summary of deferred tax assets and liabilities follows (in thousands):

                                                              December 31,
                                                         1994             1993
                                                        ------           ------
Accounts receivable reserves                            $3,011           $2,431
Accrued liabilities                                      3,917            4,266
Other                                                        5               67
                                                        ------           ------
    Gross deferred tax assets                           $6,933           $6,764
                                                        ======           ======

Fixed assets and depreciation methods                   $  345           $  266
Amortization of intangibles                              1,972              917
Other                                                      365              195
                                                        ------           ------
    Gross deferred tax liabilities                      $2,682           $1,378
                                                        ======           ======

     The Company has evaluated its net deferred tax asset position and has concluded that a valuation allowance is not required as these net assets are more likely than not to be realized.

NOTE 13 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

  The following table presents the Company's quarterly financial information for 1994 and 1993 (in thousands except per share data):

                                          First         Second         Third          Fourth        Full
                                         Quarter        Quarter       Quarter         Quarter       Year
                                         ------------------------------------------------------------------
1994

Sales                                    $60,697        $66,089       $71,414         $77,463      $275,663
Cost of sales                             44,532         48,067        51,726          55,868       200,193
                                         -------        -------       -------         -------      --------
Gross profit                              16,165         18,022        19,688          21,595        75,470
Selling, general and
  administrative expenses                  9,683         11,120        12,165          13,394        46,362
Nonrecurring acquisition
  expenses                                     -              -         2,380               -         2,380
                                         -------        -------       -------         -------      --------
Operating income                           6,482          6,902         5,143(a)        8,201       26,728(a)
Interest expense, net of
 investment income                        (1,087)        (1,145)       (1,146)           (889)       (4,267)
                                         -------        -------       -------         -------      --------
Income before income taxes                 5,395          5,757         3,997(a)        7,312        22,461(a)
Income taxes                               2,013          2,221         1,947           2,874         9,055
                                         -------        --------      -------         -------      --------
Net income                               $ 3,382        $ 3,536       $ 2,050(a)      $ 4,438      $ 13,406(a)
                                         =======        =======       =======         =======      ========
Earnings per share data:
 Primary                                 $  0.31        $  0.33       $  0.19(a)      $  0.38      $   1.21(a)(c)
                                         =======        =======       =======         =======      ========
 Fully diluted                           $  0.31        $  0.31       $  0.19(a)      $  0.36      $   1.19(a)(c)
                                         =======        =======       =======         =======      ========

1993

Sales                                    $43,105        $46,581       $48,918         $55,100      $193,704
Cost of sales                             31,359         33,540        35,606          39,852       140,357
                                         -------        -------       -------         -------      --------
Gross profit                              11,746         13,041        13,312          15,248        53,347
Selling, general and
  administrative expenses                  7,678          8,469         8,552           9,795        34,494
                                         -------        -------       -------         -------      --------
Operating income                           4,068          4,572         4,760           5,453        18,853
Interest expense, net of
 investment income                          (199)          (271)         (329)           (940)       (1,739)
                                         -------        -------        ------         -------      --------
Income before income taxes
 and accounting change                     3,869          4,301         4,431           4,513        17,114
Income taxes                               1,544          1,768         1,234(b)        1,457         6,003(b)
                                         -------        -------       -------         -------      --------
Income before accounting change            2,325          2,533         3,197(b)        3,056        11,111(b)
Cumulative effect of
  accounting change                          280              -             -               -           280
                                         -------        -------       -------         -------      --------
Net income                               $ 2,605        $ 2,533       $ 3,197(b)      $ 3,056      $ 11,391(b)
                                         =======        =======       =======         =======      ========
Earnings per share data
 Primary:
  Income before accounting
   change                                $   .22        $   .24       $   .31(b)      $   .29      $   1.06(b)
  Cumulative effect of
    accounting change                        .03              -             -               -           .03
                                         -------        -------       -------         -------      --------
  Net income                             $   .25        $   .24       $   .31(b)      $   .29      $   1.09(b)
                                         =======        =======       =======         =======      ========

 Fully diluted:
  Income before accounting
   change                                $   .22        $   .24       $   .31(b)      $   .29      $   1.06(b)
  Cumulative effect of
    accounting change                        .03              -             -               -           .03
                                         -------        -------       -------         -------      --------
  Net income                             $   .25        $   .24       $   .31(b)      $   .29      $   1.09(b)
                                         =======        =======       =======         =======      ========

(a) Includes nonrecurring acquisition-related expenses of $2,380,000. Such expenses, on an aftertax basis, were $1,860,000, or $.17 per primary share. Net income, excluding nonrecurring acquisition-related expenses for the third quarter, was $3,910,000, or $.36 per primary share ($.34 per share on a fully diluted basis) and for the year was $15,266,000, or $1.38 per primary share ($1.32 per share on a fully diluted basis).

(b) Includes a one-time cumulative tax benefit of $450,000, or $.04 per share, arising from a change in tax laws enacted in August of 1993 relating to amortization of intangibles. Income before accounting change, excluding, the one-time cumulative tax benefit in the third quarter, was $2,747,000, or $.27 per primary share $.27 (primary and fully diluted) and for the year was $10,661,000, or $1.02 per primary share (primary and fully diluted).

(c) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for information regarding the Company's executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in the Company's 1995 Proxy Statement which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

  Information required under this Item is set forth in the Company's 1995 Proxy Statement which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item is set forth in the Company's 1995 Proxy Statement which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is set forth in the Company's 1995 Proxy Statement which is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  Financial Statements

     The 1994 Consolidated Financial Statements of Omnicare are included in
Part II, Item 8.

  (a)(2)  Financial Statement Schedules

      Schedule                                      Page
       Number          Description                 Number
      --------         -----------                 ------
                 Report of Independent
                  Accountants on Financial
                  Statement Schedule                S-1

      VIII       Valuation and Qualifying
                  Accounts                          S-2


     All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K.

  (a)(3) Exhibits

     See Index to Exhibits at page E-1 of this Report.


  (b)    Reports on Form 8-K

     During the quarter ended December 31, 1994, the Company filed the following reports on Form 8-K:

(1) On October 11, 1994, a Form 8-K dated September 30, 1994 was filed to present the combined financial statements of Evergreen Pharmaceutical, Inc. and an affiliated company ("Evergreen") and to present the unaudited pro forma financial statements combining the operations of Omnicare, Inc. and Evergreen.

(2) On October 25, 1994, a Form 8-K dated October 25, 1994 was filed to restate Omnicare, Inc.'s 1993 Consolidated Financial Statements and Notes thereto appearing in the Company's 1993 Annual Report to Stockholders and Management's Discussion and Analysis of Results of Operations and Financial Condition which were incorporated by reference to Item 8 and Item 7, respectively, of the 1993 Form 10-K, for the pooling of interests transaction between Omnicare and Evergreen.

(3) On November 18, 1994, a Form 8-K dated October 31, 1994 was filed to report the Company's consolidated net sales and net income for the month of October 1994.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 24th day of March 1995.

                                OMNICARE, INC.

March 24, 1995                  /s/Joel F. Gemunder
                                ----------------------------
                                Joel F. Gemunder, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                             Date
---------                -----                             ----
                                                      --
/s/Edward L. Hutton      Chairman and Director          |
----------------------   (Principal Executive Officer)  |
Edward L. Hutton                                        |
                                                        |
/s/Joel F. Gemunder      President and Director         |
----------------------   (Principal Executive Officer)  |
Joel F. Gemunder                                        |
                                                        |
/s/Kurt H. Stump         Senior Vice President and      |
----------------------   Chief Financial Officer        |
Kurt H. Stump            (Principal Financial Officer)  |
                                                        |
                                                        |
/s/Thomas R. Marsh       Vice President and Controller  |
----------------------   (Principal Accounting Officer) |
Thomas R. Marsh                                         |
                                       --               |
Ronald K. Baur, Director*                |              |
Kenneth W. Chesterman, Director*         |              |
Charles H. Erhart, Jr., Director*        |              |
Mary Lou Fox, Director*                  |              |
J. Peter Grace, Director*                |            March 24, 1995
Thomas C. Hutton, Director*              |              |
Patrick E. Keefe, Director*              |              |
Sandra E. Laney, Director*               |              |
Andrea R. Lindell, Director*             |              |
Sheldon Margen, M.D., Director*          |              |
Kevin J. McNamara, Director*             |              |
Timothy S. O'Toole, Director*            |              |
John M. Mount, Director*                 |              |
D. Walter Robbins, Jr., Director*        |              |
                                       --             --

    * Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself as a director and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.


                                  /s/ Cheryl D. Hodges
                                  ------------------------------
                                  Cheryl D. Hodges
                                  (Attorney-in-Fact)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------

 To the Board of Directors of Omnicare, Inc.

          Our audits of the consolidated financial statements referred to in our report dated February 1, 1995, appearing on page 19 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Cincinnati, Ohio
February 1, 1995

                                                                   Schedule VIII

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                       Valuation and Qualifying Accounts
                                 (in thousands)



                                         Additions
                            Balance at    charged                                Write-offs   Balance
                           beginning of   to cost     Acquisitions/                net of     at end
                             period     and expenses  Divestitures  Adjustments  recoveries  of period
                           -----------  ------------  ------------  -----------  ----------  ---------
Allowance for
  uncollectible
  accounts receivable

Year ended
December 31,

  1994                       $2,612        $1,969         $  722       $   -       $(2,176)    $3,127

  1993                        3,622         1,780            283           -        (3,073)     2,612

  1992                        1,762         1,693          1,462        (419)(a)      (876)     3,622



Allowance for
  uncollectible accounts
  receivable of
  discontinued operations

Year ended
December 31,

  1994                       $  288        $    -         $    -       $   -       $    (6)    $  282

  1993                          481             -              -           -          (193)       288

  1992                        2,719           360           (314)        419 (a)    (2,703)       481

(a) Transfer of allowance for uncollectible notes and accounts receivable of discontinued operations.

                               INDEX OF EXHIBITS

                                              Previous Document
                                              or Location Herein
                                       --------------------------------
           Number Under Item 601
Exhibit      Regulation S-K and        Type of Filing  Previous Exhibit
Number     Description of Exhibit      and Filing Date    Page Number
------- -----------------------------  --------------- ----------------
  1     ( 3) Certificate of Incorpor-    Form 10-K         E-2 - E-6
             ation of Omnicare, Inc.,    March 28, 1984
             as amended

  2     ( 3) Amendment to Certificate    Form 10-Q         E-1 - E-3
             of Incorporation of         August 14, 1987
             Omnicare, Inc., as amended

  3     ( 3) By-Laws of Omnicare, Inc.,  Form 10-K         E-4 - E-13
             as amended                  March 26, 1993

  4     ( 4) Indenture dated as of       Form 8-K          E-1 - E-95
             October 1, 1993 between     October 20, 1993
             between Omnicare, Inc.
             and NBD Bank, N.A.,
             Trustee, as amended
             October 20, 1993, for
             the 5-3/4% Convertible
             Subordinated Notes
             due 2003.

  5     (10) Executive Salary Protec-    Form S-1          10.1
             tion Plan, as amended       May 22, 1981

  6     (10) 1981 Stock Incentive Plan,  Form 10-K         E-3 - E-14
             as amended                  March 25, 1988

  7     (10) 1989 Stock Incentive Plan   Proxy Statement   A-1 - A-6
                                         for 1989 Annual
                                         Meeting of Stock-
                                         holders dated
                                         April 10, 1989

  8     (10) 1992 Long-Term Stock        Proxy Statement   A-1 - A-9
             Incentive Plan              for 1992 Annual
                                         Meeting of Stock-
                                         holders dated
                                         April 6, 1992

  9     (10) Excess Benefits Plan        Form 10-K         E-22 - E-32
                                         March 25, 1988

 10     (10) Asset Purchase Agreement    Form 8-K          E-1 - E-68
             dated as of March 18,       April 7, 1993
             1993 between Omnicare, Inc.
             and Clar-Ron, Inc.

 11     (10) Asset Purchase Agreement    Form 8-K          E-1 - E-87
             dated as of September 2,    September 2, 1994
             1994 between Omnicare, Inc.
             and Evergreen Pharmaceu-
             tical, Inc.

                          INDEX OF EXHIBITS

                                               Previous Document
                                               or Location Herein
                                        --------------------------------
           Number Under Item 601
Exhibit     Regulation S-K and          Type of Filing  Previous Exhibit
Number     Description of Exhibit       and Filing Date    Page Number
------- -----------------------------   --------------- ----------------
  12    (10) Form of Indemnification     Proxy Statement   A-1 - A-4
             Agreement with Directors    for 1987 Annual
             and Officers                Meeting of Stock-
                                         holders dated
                                         April 14, 1987

  13     (10) Employment Agreements      Form 10-K         E-83 - E-126
              with J. F. Gemunder and    March 29, 1989
              C. D. Hodges dated
              August 4, 1988

  14     (10) Amendment to Employment    Form 10-K         E-32 - E-35
              Agreements with J. F.      March 25, 1994
              Gemunder and C. D. Hodges
              dated May 17, 1993

  15     (10) Employment Agreement       Form 10-K         E-36 - E-52
              with T. R. Marsh dated     March 25, 1994
              August 4, 1988 and Amendment
              dated May 17, 1993

  16     (10) Employment Agreement       10-K              E-4 - E-18
              with P. E. Keefe dated     March 25, 1994
              March 4, 1993

  17     (10) Employment Agreement       Form 10-K         E-19 - E-31
              with K. W. Chesterman      March 25, 1994
              May 17, 1993

  18     (10) Amendment to Employment              E-3 - E-7
              Agreements with J. F. Gemunder,
              K. W. Chesterman, P. E. Keefe,
              C. D. Hodges and T. R. Marsh
              dated March 16, 1994.

  19     (11) Statement re: Computation               E-8
              of Earnings per Common Share


  20     (21) Subsidiaries of Omnicare,               E-9
              Inc.

  21     (23) Consent of Independent                  E-10
              Accountants

  22     (24) Powers of Attorney                   E-11 - E-24

  23     (27) Financial Data Schedule                 E-25