Form 10-Q
period 1995-03-31
OMNICARE INC
filed 1995-05-12
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For Quarter Ended March 31, 1995

Commission File Number 1-8269

                                 OMNICARE, INC.

Incorporated under the laws of                 I.R.S. Employer Identification
      State of Delaware                                No. 31-1001351

2800 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio  45202-4728
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code   (513) 762-6666
- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant:

    1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and

    2) has been subject to such filing requirement for the past 90 days.

Yes   x    No
    -----     -----
COMMON STOCK OUTSTANDING

                              Number of
                               Shares                 Date
                              ----------              ----
Common Stock, $1 par value    12,902,164          March 31, 1995

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES

                                      Index

                                                                          Page
                                                                          ----
   Part I.  Financial Information:

      Item 1. Financial Statements

          Consolidated Balance Sheet -
              March 31, 1995 and December 31, 1994                          3

          Consolidated Statement of Income -
              Three months ended -
              March  31, 1995 and 1994                                      4

          Consolidated Statement of Cash Flow -
              Three months ended -
              March 31, 1995 and 1994                                       5

          Notes to Consolidated Financial Statements                        6

      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition                 7


   Part II.   Other Information:

      Item 6. Exhibits and Reports on Form 8-K                              10

Item 1. Financial Statements

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheet
                                  UNAUDITED

(in thousands except share data)

                                                                                    March 31,       December 31,
                                                                                      1995              1994
                                                                                    ---------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 25,841         $ 34,351
   Marketable securities                                                              45,980           45,245
   Accounts receivable, less allowances                                               59,792           54,792
   Inventories                                                                        22,850           18,976
   Deferred income tax benefits                                                        6,183            5,619
   Other current assets                                                                3,806            3,256
                                                                                    --------         --------
      Total current assets                                                           164,452          162,239
Properties and equipment, at cost
 less accumulated depreciation                                                        22,578           20,496
Intangible assets, less accumulated amortization                                     133,031          117,822
Other assets                                                                           5,529            5,246
                                                                                    --------         --------

      Total assets                                                                  $325,590         $305,803
                                                                                    ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 18,444         $ 15,558
   Amounts payable pursuant to acquisition agreements                                  7,532            4,576
   Current portion of long-term debt                                                     724              641
   Income taxes payable                                                                3,319            1,839
   Accrued employee compensation                                                       2,786            3,023
   Liabilities relating to discontinued operations                                     2,223            2,399
   Other current liabilities                                                           7,280            9,127
                                                                                    --------         --------
      Total current liabilities                                                       42,308           37,163

Long-term debt                                                                        82,992           82,961
Deferred income taxes                                                                  1,916            1,368
Amounts payable pursuant to acquisition agreements                                     2,953            2,910
Other noncurrent liabilities                                                           2,726            2,542
                                                                                    --------         --------
      Total liabilities                                                              132,895          126,944
                                                                                    --------         --------
Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares
    without par value; none issued
   Common stock-authorized 22,000,000 shares
    $1 par; 15,407,655 shares issued
    (1994-15,134,433 shares)                                                          15,408           15,134
   Paid-in capital                                                                   142,198          130,165
   Retained earnings                                                                  74,805           70,238
                                                                                    --------         --------
                                                                                     232,411          215,537
   Treasury stock, at cost-2,505,491 shares
    (1994-2,488,274 shares)                                                          (34,475)         (33,060)
   Deferred Compensation                                                              (2,606)            (858)
   Unallocated stock of ESOP                                                          (2,635)          (2,760)
                                                                                    --------         --------
      Total stockholders' equity                                                     192,695          178,859
                                                                                    --------         --------
      Total liabilities and stockholders' equity                                    $325,590         $305,803
                                                                                    ========         ========

   The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands except per share data)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  -----------------------
                                                                                  1995            1994(a)
                                                                                  -------         -------
Sales                                                                             $82,473         $60,697
Cost of sales                                                                      59,102          44,532
                                                                                  -------         -------

Gross profit                                                                       23,371          16,165
Selling, general and administrative expenses                                       14,442           9,683
                                                                                  -------         -------

Operating income                                                                    8,929           6,482
Investment income                                                                   1,096             415
Interest expense                                                                   (1,435)         (1,502)
                                                                                  -------         -------

Income before income taxes                                                          8,590           5,395
Income taxes                                                                        3,403           2,013
                                                                                  -------         -------
Net income                                                                        $ 5,187         $ 3,382
                                                                                  =======         =======
Earnings per share:
 Primary                                                                          $   .41         $   .31
                                                                                  =======         =======
 Fully diluted                                                                    $   .38         $   .31
                                                                                  =======         =======
Dividends paid per share                                                          $   .05         $  .045
                                                                                  =======         =======
Weighted average number of
 common shares outstanding:

 Primary                                                                           12,783          10,830
                                                                                  =======         =======
 Fully diluted                                                                     15,934          13,772
                                                                                  =======         =======

(a) Restated for the September 30, 1994 acquisition of Evergreen Pharmaceutical, Inc. and an affiliated company in a pooling of interests transaction.

   The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                       Consolidated Statement of Cash Flow
                                       UNAUDITED

(in thousands)                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                        -------------------------
                                                                                          1995              1994
                                                                                        --------         --------
Cash flow from operating activities:
  Net income                                                                            $  5,187         $  3,382
Adjustments to reconcile net income
     to net cash flow from operating activities:
      Depreciation and amortization                                                        2,201            1,634
      Provision for doubtful accounts                                                        442              416
      Deferred tax provision                                                                  35              122
      Change in assets and liabilities, net of effects from acquisition/disposal of businesses:
         Accounts receivable                                                              (2,680)          (3,695)
         Inventory                                                                        (2,530)            (283)
         Current and noncurrent assets                                                      (413)             858
         Income taxes payable                                                              1,480            1,292
         Payables and accruals                                                             1,906              235
         Current and noncurrent liabilities                                               (1,613)            (954)
                                                                                        --------         --------
            Net cash flow from operating activities                                        4,015            3,007
                                                                                        --------         --------
Cash flow from investing activities:
   Acquisition of businesses                                                              (7,972)         (17,242)
   Capital expenditures                                                                   (2,800)          (1,382)
   Marketable securities                                                                    (735)               -
   Proceeds from sale of properties                                                           65              272
   Cash flow from discontinued operations                                                   (176)             (57)
                                                                                        --------         --------
            Net cash flow from investing activities                                      (11,618)         (18,409)
                                                                                        --------         --------
Cash flow from financing activities:
   Proceeds from long-term borrowings                                                         37              401
   Principal payments on revolving lines of credit
     and long-term obligations                                                               (31)            (289)
   Exercise of stock options and warrants, net of
     stock tendered in payment                                                              (280)             (65)
   Dividends paid                                                                           (633)            (416)
                                                                                        --------         --------
            Net cash flow from financing activities                                         (907)            (369)
                                                                                        --------         --------
Net decrease in cash and cash equivalents                                                 (8,510)         (15,771)
Cash and cash equivalents at beginning of period                                          34,351           63,276
                                                                                        --------         --------
Cash and cash equivalents at end of period                                              $ 25,841         $ 47,505
                                                                                        ========         ========
Supplemental disclosures of cash flow information

Income taxes paid                                                                       $  1,165         $    411
Interest paid                                                                              2,447            2,418




The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flow of Omnicare, Inc. and its consolidated subsidiaries ("Company").

2. Since January 1, 1995, the Company has completed four acquisitions including Shore Pharmaceutical Providers, Inc. in Westbury, New York, in January, and North Shore Pharmacy Services, Inc., in Boston, Massachusetts, Genrex Nursing Home Pharmacy Division of Genovese Drug Stores, Inc., in Melville, New York and Consulting and Pharmaceutical, Services, Inc., Yakima, Washington, all in March. All of these transactions have been accounted for as purchase transactions and, accordingly, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. The results of operations of the acquired companies have been included in consolidated results of the Company from the effective dates of the acquisitions.

3. On February 1, 1995, the Board of Directors declared a 11% increase in the Company's quarterly cash dividend to 5 cents per share from the 4.5 cents per share paid in each quarter of 1994.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

   Net income for the three months ended March 31, 1995 increased 53% to $5,187,000 from the $3,382,000 earned in the first quarter of 1994. Earnings per share, on a primary basis, rose 32% to $.41 and, on a fully diluted basis, were up 23% to $.38 versus the $.31 earned, on both a primary and fully diluted basis, in the 1994 first quarter. The average number of shares outstanding was higher by 18%, on a primary basis, and 16%, on a fully diluted basis, over the comparable prior-year period. Sales for the first three months of 1995 of $82,473,000 were 36% higher than the $60,697,000 recorded in the comparable prior-year period.

   The increases in the Company's sales and earnings were the result of continued focus on the execution of its growth strategy in the long-term care pharmacy market. The quarter benefited from the contribution of acquisitions made late in 1994 and in 1995, as well as solid internal growth.

  Four acquisitions of institutional pharmacy providers were completed during the first quarter of 1995. Three of these acquisitions served to broaden the Company's geographic reach as they marked its entry into the Northeast. These include Shore Pharmaceutical Providers, Inc. (Shore), based in Westbury, New York, the Genrex Nursing Home Pharmacy Division of Genovese Drug Stores, Inc. (Genrex), based in Melville, New York, and North Shore Pharmacy Services (North Shore), a Boston, Massachusetts-based provider, which, in total, added 12,300 new nursing home residents. Additionally, the acquisition of Consulting and Pharmaceutical Services, Inc. (CAPS), based in Yakima, Washington, added approximately 1,450 nursing facility residents in central Washington. In total these acquisitions added 13,750 new nursing home residents to those already served by Omnicare and over $21 million in annualized sales.

  The Company's existing pharmacy operations continued to generate solid growth through the addition of new clients, increases in drug utilization reflecting higher acuity levels of nursing home residents, and the expansion of infusion therapy services which continued to show strong growth during the quarter.

  As a result of both acquisition activity and internal growth, the total number of nursing facility residents served by the Company rose to approximately 167,200, up 13% over year-end 1994 and up 59% over the number served one year ago.

  Investment income increased by 164% to $1,096,000 in 1995 due to a significant increase in the invested cash balance during the quarter, owing primarily to the receipt of $59.2 million in net proceeds from the November 1994 stock offering, and a 91% increase in the average rate of interest earned on invested cash balances in the first quarter of 1995 as compared to the prior year period.

  The effective tax rate increased 2.3 percentage points to 39.6% from 37.3% one year ago. The increase is primarily caused by the favorable impact on last year's rate of the income of Evergreen Pharmaceutical East, Inc. an S Corporation, acquired on September 30, 1994 in a pooling of interests transaction, whose income was not subject to tax.

Liquidity and Capital Resources

  Cash and cash equivalents and marketable securities at March 31, 1995 decreased by $7,775,000 to $71,821,000 from the $79,596,000 balance at December 31, 1994. The Company's capital requirements are primarily related to its acquisition program. In the first quarter of 1995, the Company made four acquisitions for an aggregate capital investment of approximately $18 million. Such acquisitions were financed from cash and cash equivalents and the issuance of 44,276, 63,550, 21,372 and 63,424 shares of common stock for the

Shore, Genrex, North Shore and CAPS acquisitions, respectively.

  In early April, 1995 the Company increased its revolving line of credit from $50 million to $135 million on significantly more favorable terms. The Company's current ratio at March 31, 1995 was 3.9 to 1 compared to 4.4 to 1 at December 31, 1994.

  The Company believes its sources of liquidity and capital are adequate for its needs.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

                  Exhibit                                            Page
                  Number                 Exhibit                    Number
                  -------                -------                    ------
                    11       Computation of Earnings per Share        11

   (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended March 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Omnicare, Inc.
                                     -----------------------------------
                                           (Registrant)

Date          May 12, 1995           By  /s/ Joel F. Gemunder
     ---------------------               -------------------------------
                                         Joel F. Gemunder
                                         President
                                         (Principal Executive Officer)

Date          May 12, 1995           By  /s/ Kurt H. Stump
     ---------------------               -------------------------------
                                         Kurt H. Stump
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)