Form 10-Q
period 1995-06-30
OMNICARE INC
filed 1995-08-14
CIK 353230

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


For Quarter Ended June 30, 1995

Commission File Number 1-8269


                                 OMNICARE, INC.
                                 --------------

Incorporated under the laws of                    I.R.S. Employer Identification
      State of Delaware                                   No. 31-1001351


2800 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio  45202-4728
--------------------------------------------------------------------------------
(Address of Principal Executive Offices and Zip Code)


Registrant's telephone number, including area code   (513) 762-6666
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant:

    1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and

    2)   has been subject to such filing requirement for the past 90 days.

Yes  x   No
    ---     ---

COMMON STOCK OUTSTANDING

                                NUMBER
                                  OF
                                SHARES                DATE
                                ------                ----
Common Stock, $1 par value    26,255,558          June 30, 1995

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES


                                     Index


                                                                PAGE
                                                                ----
   Part I.  Financial Information:

      Item 1. Financial Statements
              Consolidated Balance Sheet -
              June 30, 1995 and December 31, 1994                  3

          Consolidated Statement of Income -
              Three and six months ended -
              June 30, 1995 and 1994                               4

          Consolidated Statement of Cash Flow -
              Six months ended -
              June 30, 1995 and 1994                               5

          Notes to Consolidated Financial Statements               6

      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition        8


   Part II.   Other Information:

      Item 4. Submission of Matters to a Vote of
              Security Holders                                    13

      Item 6. Exhibits and Reports on Form 8-K                    14

Item 1. Financial Statements

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                   UNAUDITED

(in thousands except share data)

                                                             JUNE 30,     DECEMBER 31,
                                                               1995           1994
                                                             --------     ------------
ASSETS

Current assets:
   Cash and cash equivalents                                 $ 28,090       $ 34,553
   Marketable securities                                       26,005         45,245
   Accounts receivable, less allowances                        68,791         60,083
   Inventories                                                 25,638         21,116
   Deferred income tax benefits                                 6,182          5,818
   Other current assets                                         4,407          3,445
                                                             --------       --------
      Total current assets                                    159,113        170,260
Properties and equipment, at cost
 less accumulated depreciation                                 27,605         23,452
Intangible assets, less accumulated amortization              137,301        117,832
other assets                                                    6,677          5,661
                                                             --------       --------
      Total assets                                           $330,696       $317,205
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $ 19,648       $ 17,666
   Amounts payable pursuant to acquisition agreements           6,146          4,576
   Current portion of long-term debt                              701          5,549
   Income taxes payable                                           318          1,875
   Accrued employee compensation                                3,427          3,230
   Liabilities relating to discontinued operations              1,989          2,399
   Other current liabilities                                   10,212          9,415
                                                             --------       --------
      Total current liabilities                                42,441         44,710

Long-term debt                                                 82,720         85,323
Deferred income taxes                                           2,444          1,616
Amounts payable pursuant to acquisition agreements              1,400          2,910
Other noncurrent liabilities                                    2,877          2,542
                                                             --------       --------

      Total liabilities                                       131,882        137,101
                                                             --------       --------
Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares
    without par value; none issued
   Common stock-authorized 44,000,000 shares
    $1 par; 26,279,731 shares issued
    (1994-30,672,051 shares) (a)                               26,280         15,336
   Paid-in capital                                             97,667        129,971
   Retained earnings                                           80,291         71,475
                                                             --------       --------
                                                              204,238        216,782
   Treasury stock, at cost-24,173 shares
    (1994-4,976,548 shares)  (a)                                 (453)       (33,060)
   Deferred compensation                                       (2,461)          (858)
   Unallocated stock of ESOP                                   (2,510)        (2,760)
                                                             --------       --------
      Total stockholders' equity                              198,814        180,104
                                                             --------       --------
      Total liabilities and stockholders' equity             $330,696       $317,205
                                                             ========       ========

(a) Adjusted For two-for-one stock split distributed on June 21, 1995.

The Notes to Consolidated Financial Statements are an integral part of this statement.

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                  UNAUDITED

(in thousands except per share data)

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                        -------------------        --------------------

                                                     1995             1994(a)      1995            1994(a)
                                                     ----             -------      ----            -------
Sales                                              $97,125            $73,901    $187,652         $142,116
Cost of sales                                       70,168             54,828     136,047          105,826
                                                   -------            -------    --------         --------

Gross profit                                        26,957             19,073      51,605           36,290
Selling, general and administrative expenses        16,549             11,959      31,962           22,509
Acquisition expenses                                 1,292                  -       1,292                -
                                                   -------            -------    --------         --------

Operating income                                     9,116              7,114      18,351           13,781
Investment income                                      985                367       2,081              782
Interest expense                                    (1,576)            (1,677)     (3,207)          (3,317)
                                                   -------            -------    --------         --------

Income before income taxes                           8,525              5,804      17,225           11,246
Income taxes                                         3,629              2,241       7,078            4,274
                                                   -------            -------    --------         --------

Net income                                         $ 4,896            $ 3,563    $ 10,147         $  6,972
                                                   =======            =======    ========         ========

Earnings per share(b):
 Primary                                           $   .19            $   .16    $    .39         $    .32
 Fully diluted                                     $   .18            $   .16    $    .36         $    .31
Dividends paid per share(b)                        $  .025            $  .023    $    .05         $   .045
Weighted average number of
 common shares outstanding(b):
 Primary                                            26,230             22,111      26,100           22,087
                                                   =======            =======    ========         ========
 Fully diluted                                      32,506             28,067      32,390           28,007
                                                   =======            =======    ========         ========

(a) Restated for the June 30, 1995 acquisition of Specialized Pharmacy Services, Inc. in a pooling of interests transaction.

(b)      Adjusted for two-for-one stock split distributed on June 21, 1995.


The Notes to Consolidated Financial Statements are an integral part of this statement.

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flow
                                   UNAUDITED


(in thousands)                                                     SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  -------------------
                                                                   1995         1994
                                                                 -------      --------
 Cash flow from operating activities:
  Net income                                                    $ 10,147      $  6,972
  Adjustments to reconcile net income
      to net cash flow from operating activities:
       Depreciation and amortization                               4,936         3,901
       Provision for doubtful accounts                             1,351           850
       Deferred tax provision                                        368           312
       Changes in assets and liabilities, net of effects
        from acquisition/disposal of businesses:
           Accounts receivable                                    (7,467)       (8,252)
           Inventories                                            (2,906)         (209)
           Current and noncurrent assets                          (1,080)       (1,342)
           Income taxes payable                                   (1,557)           20
           Payables and accrued liabilities                        1,423         1,924
           Current and noncurrent liabilities                      1,418           445
                                                                --------      --------
              Net cash flow from operating activities              6,633         4,621
                                                                --------      --------
 Cash flow from investing activities:
   Acquisition of businesses                                     (16,774)      (28,488)
   Capital expenditures                                           (6,718)       (3,826)
   Marketable securities                                          19,240             -
   Proceeds from sale of properties                                  187           297
   Cash flow from discontinued operations                           (410)         (582)
                                                                --------      --------
              Net cash flow from investing activities             (4,475)      (32,599)
                                                                --------      --------
Cash flow from financing activities:
   Net borrowings (repayments) under revolving
      lines of credit                                             (3,670)        1,727
   Proceeds from long-term borrowings                                856           261
   Principal payments on long-term obligations                    (4,448)         (868)
   Exercise of stock options net of stock
      tendered in payment                                            (84)          (61)
   Dividends paid                                                 (1,275)       (1,731)
                                                                --------      --------
              Net cash flow from financing activities             (8,621)         (672)
                                                                --------      --------
Net decrease in cash and cash equivalents                         (6,463)      (28,650)
Cash and cash equivalents at beginning of period                  34,553        63,422
                                                                --------      --------
Cash and cash equivalents at end of period                      $ 28,090      $ 34,772
                                                                ========      ========


Supplemental disclosures of cash flow information

Income taxes paid                                               $  6,603      $  3,292
Interest paid                                                      2,937         2,931


The Notes to Consolidated Financial Statements are an integral part of this statement.

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements




1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flow of Omnicare, Inc. and its consolidated subsidiaries ("Company").

2. During the period January 1, 1995 to June 30, 1995, the Company has completed six acquisitions including Shore Pharmaceutical Providers, Inc. ("Shore"), in Westbury, New York, in January, North Shore Pharmacy
Services, Inc. ("North Shore"), in Boston, Massachusetts, Genrex Nursing Home Pharmacy Division of Genovese Drug Stores, Inc. ("Genrex"), in Melville, New York, Consulting and Pharmaceutical Services, Inc. ("CAPS"), in Yakima, Washington, all in March, Pioneer I.V., Ltd. ("Pioneer") in Moline, Illinois, in May, and Specialized Pharmacy Services, Inc. ("Specialized"), in Livonia, Michigan in June. The Shore, North Shore, Genrex, CAPS and Pioneer acquisitions have been accounted for as purchase transactions and, accordingly, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed.

    The Company acquired all the outstanding stock of Specialized on June 30, 1995 for 403,185 shares of the Company's common stock, $1 par value, in a pooling of interests transaction, and, accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition to include the historical results of operations, financial position and cash flow of Specialized.

     Summarized results of operations of the Company and Specialized for the period from January 1, 1995 through June 30, 1995, the date of acquisition, are as follows (in thousands):

                                                         OMNICARE                 SPECIALIZED
                                                         --------                 -----------
Three months ended June 30, 1995:
  Sales                                                  $ 88,738                    $ 8,387
  Net income                                                4,674                        222
Three months ended June 30, 1994:
  Sales                                                  $ 66,089                     $7,812
  Net income                                                3,536                         27
Six months ended June 30, 1995:
  Sales                                                  $171,211                    $16,441
  Net income                                                9,861                        286
Six months ended June 30, 1994:
  Sales                                                  $126,786                    $15,330
  Net income                                                6,918                         54

3. On May 15, 1995, the Board of Directors declared a two-for-one split of the Company's $1 par value common stock. As a result of the split, 12,944,180 additional shares were issued including 2,514,994 from treasury stock. Additional paid-in capital and treasury stock were reduced by $45,524,000 and $35,095,000, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts for 1994 have been restated to reflect the stock split.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations

    On June 30, 1995, the Company issued 403,185 shares of its common stock for all the outstanding common stock of Specialized Pharmacy Services, Inc. ("Specialized"). Specialized is a leading provider of institutional pharmacy services for long-term care facilities in Michigan with $32 million in annual sales. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods presented herein to include the results of operations, financial position and cash flows of Specialized (See Note 2 to the Consolidated Financial Statements). In accordance with accounting rules for pooling of interests transactions, a charge to operating income for acquisition-related expenses was recorded in the second quarter of 1995.

    The following table presents the Company's consolidated results of operations excluding the effect of acquisition expenses (in thousands except per share amounts):

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                         ------------------                ----------------
                                                        1995            1994              1995           1994
                                                      ------           ------           -------         ------
Net income, as reported                               $4,896           $3,563           $10,147         $6,972
Acquisition expenses, net of taxes                       989                -               989              -
                                                      ------           ------           -------         ------

Pro forma net income                                  $5,885           $3,563           $11,136         $6,972
                                                      ======           ======           =======         ======

Pro forma earnings per share:
  Primary                                             $ 0.22           $ 0.16           $  0.43         $ 0.32
                                                      ======           ======           =======         ======

  Fully diluted                                       $ 0.21           $ 0.16           $  0.39         $ 0.31
                                                      ======           ======           =======         ======

     Excluding the aforementioned charge for acquisition expenses, net income for the quarter ended June 30, 1995 rose 65% to $5,885,000 over net income of $3,563,000 earned in the same period of 1994, while earnings per share, on a primary basis, increased 38% to $0.22 and, on a fully diluted basis, were up 31% to $0.21 versus the $0.16 earned on both a primary and fully diluted basis in the second quarter of 1994. The average number of shares outstanding was higher by 19%, on a primary basis, and 16%, on a fully diluted basis, over the prior year quarter. The 1995 quarter included the aforementioned acquisition expenses of $1,292,000 before taxes and $989,000 after taxes, or $0.04 per primary share and $0.03 per fully diluted share. Net income for the 1995 second quarter, including these acquisition expenses, was $4,896,000, or $0.19 per primary share and $0.18 per fully diluted share.

     Sales for the second quarter of 1995 of $97,125,000 were 31% higher than the $73,901,000 recorded in the comparable 1994 period. Operating income of $10,408,000 for the 1995 quarter, excluding acquisition expenses, was 46% higher than in the prior year quarter.

     Excluding the acquisition expenses from the results for the first six months of 1995, net income increased 60% to $11,136,000 over the $6,972,000 earned in the comparable 1994 period. Primary earnings per share, on this basis, of $0.43 were up 34% over the $0.32 earned in the first half of 1994 and fully diluted earnings per share of $0.39 were up 26% over the $0.31 earned in the 1994 period. Net income, including acquisition expenses, for the 1995 six-month period was $10,147,000 versus $6,972,000 for the 1994 period and earnings per share for the 1995 period were $0.39 on a primary basis and $0.36 fully diluted versus $0.32 primary and $0.31 fully diluted in the 1994 first half.

     Sales for the six months ended June 30, 1995 were $187,652,000, up 32% over the $142,116,000 earned in the 1994 first half. Operating income of $19,643,000 for the 1995 period, excluding acquisition expenses, was 43% higher than in the 1994 period.

     The increases in quarterly and year-to-date sales over comparable prior year periods are due to the Company's continued focus on advancing its growth strategy in the long-term care pharmacy market. The year-to-date results have benefitted from the contribution of acquisitions made during the second half of 1994 and in 1995, as well as internal growth. During the quarter, two acquisitions were completed (See Note 2 to the Consolidated Financial Statements), and since June 30, 1995, one additional acquisition has been completed, bringing the total number of acquisitions to date in 1995 to seven. Together, these acquisitions have added approximately 36,400 new nursing facility residents to Omnicare's base of business. The June acquisition of Specialized, based in Livonia, Michigan, added 18,100 new nursing facility residents and approximately $32 million in annual sales. In May, Omnicare completed the acquisition of Pioneer I.V., Ltd., an institutional pharmacy provider serving 1,150 nursing facility residents in Moline, Illinois. Also, during July, the Company acquired CPM Datascript, Corp., based in Hollis, New York, which provides long-term care pharmacy services to over 3,400 residents on Long Island and in New York City.

     The Company's existing pharmacy operations continued to generate solid growth through the addition of new clients, increases in drug utilization reflecting higher acuity levels of nursing home residents, and the rapid expansion of infusion therapy services.

     As a result of both acquisition activity and internal growth, the total number of nursing facility residents served by the Company rose to approximately 190,700, up 29% over year-end 1994 and up 57% over the number served one year ago.

     Interest expense, net of investment income, of $591,000 and $1,126,000, for the three and six month periods ended June 30, 1995, respectively, decreased by $719,000 and $1,409,000, respectively, over the same periods of 1994 due to an increase in the invested cash balance, owing primarily to the receipt of $59.2 million in net proceeds from a stock offering in November 1994.

     During the three and six month periods ended June 30, 1995, the effective tax rates of 42.6% and 41.1%, respectively, increased 4.0 and 3.1 percentage points, respectively, over the comparable prior year periods. These 1995 increases were caused by the favorable impact on last year's tax rate of the income of Evergreen Pharmaceutical East, Inc., an S Corporation, acquired on September 30, 1994 in a pooling of interests transaction, which was not subject to corporate tax. The 1995 rates were also affected by the nondeductibility of a portion of the expenses related to the Specialized acquisition. Had these acquisition expenses not been incurred in 1995, the effective tax rates for the three and six month periods ended June 30, 1995 would have been 40.1% and 39.9%, respectively.

Liquidity and Capital Resources

    Cash and cash equivalents and marketable securities at June 30, 1995 decreased $25,703,000 to $54,095,000 from the $79,798,000 at December 31, 1994.
The Company's capital requirements are primarily related to its acquisition program. In the first six months of 1995, the Company made six acquisitions for an aggregate capital investment of approximately $26 million. Such acquisitions were financed from cash and cash equivalents and a total of 788,429 shares of the Company's common stock (adjusted for the two-for-one stock split distributed June 21, 1995). There are no material commitments outstanding at June 30, 1995 other than acquisition-related payments which may be made contingent on the performance of businesses acquired.

     In April, 1995 the Company increased its revolving line of credit from $50 million to $135 million at significantly more favorable terms. The Company's current ratio at June 30, 1995 and December 31, 1994 was 3.8 to 1.


     On February 1, 1995, the Company's Board of Directors increased the quarterly cash dividend by 11% to 2.5 cents per share, on a post-June 21, 1995 stock split basis, for an indicated annual rate of 10 cents per share in 1995.

     Dividends paid consisted of (in thousands):

                                                          Six months ended
                                                               June 30,
                                                          -----------------
                                                           1995       1994
                                                          --------  -------

Omnicare, Inc. quarterly dividends of 2.5 cents and
  2.3 cents per share in 1995 and 1994, respectively       $1,275    $  834
Dividends paid to former Lo-Med owners(a)                       -       402
Dividends paid to former Evergreen owners(a)                    -       495
                                                           ------    ------
        Total                                              $1,275    $1,731
                                                           =======   ======

(a) Lo-Med and Evergreen were acquired in pooling of interests transactions on June 30, 1994 and September 30, 1994, respectively.

     The Company believes its sources of liquidity and capital are adequate for its needs.

                         PART II. -- OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a)  Omnicare held its Annual Meeting of Stockholders on May 15, 1995.

(b)  The names of each director elected at this Annual Meeting are as follows:

            Edward L. Hutton                             Thomas C. Hutton
            Joel F. Gemunder                             Patrick E. Keefe
            Ronald K. Baur                               Sandra E. Laney
            Kenneth W. Chesterman                        Andrea R. Lindell
            Charles H. Erhart, Jr.                       Sheldon Margen, M.D.
            Mary Lou Fox                                 Kevin J. McNamara
            John A. Mount                                Timothy S. O'Toole
            Cheryl D. Hodges                             D. Walter Robbins

(c) The Stockholders approved the adoption of the amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 22,000,000 to 44,000,000. 9,613,437 votes were cast in favor of the proposal, 698,070 votes were cast against it, 22,979 votes abstained and 3,847 were broker non-votes.

(d) The Stockholders approved the adoption of the Company's 1995 Premium-Priced Stock Option Plan. 10,150,228 votes were cast in favor of the proposal, 133,288 votes were cast against it and 54,817 votes abstained.

(e) The Stockholders ratified the selection by the Board of Directors of Price Waterhouse LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1995. 10,250,523 votes were cast in favor of the proposal, 31,250 votes were cast against it, 26,650 votes abstained and zero were broker non-votes.

              With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                                                   VOTES                   BROKER
                                  VOTES FOR                       WITHHELD                NON-VOTES
                                  ---------                       --------                ---------
E. L. Hutton                      10,308,384                       29,949                    -0-
J. F. Gemunder                    10,311,228                       24,261                    -0-
R. K. Baur                        10,311,628                       23,461                    -0-
K. W. Chesterman                  10,310,681                       25,355                    -0-
C. H. Erhart, Jr.                 10,308,279                       30,159                    -0-
M. L. Fox                         10,311,769                       23,179                    -0-
C. D. Hodges                      10,311,476                       23,765                    -0-
T. C. Hutton                      10,312,126                       22,465                    -0-
P. E. Keefe                       10,311,826                       23,065                    -0-
S. E. Laney                       10,312,131                       22,455                    -0-
A. R. Lindell                     10,311,072                       24,573                    -0-
S. Margen                         10,308,367                       29,983                    -0-
K. J. McNamara                    10,311,781                       23,155                    -0-
J. A. Mount                       10,311,068                       24,581                    -0-
T. S. O'Toole                     10,311,723                       23,271                    -0-
D. W. Robbins                     10,306,990                       32,737                    -0-

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

         EXHIBIT
         NUMBER                 EXHIBIT
         -------                -------
            3(i)      Articles of Incorporation:

                      Omnicare, Inc. Restated Certificate of Incorporation was filed as Exhibit 3 to its Registration Statement on Form
                      S-3 (Registration No. 33-59689) and is incorporated herein by reference.

            4         Instruments defining the Rights of
                      Security Holders, including Indentures:

                      Omnicare, Inc. Revolving Credit Agreement dated as of
                      April 7, 1995

            10        Material Contracts:

                      Omnicare, Inc. 1995 Premium-Priced Stock Option Plan was filed as an exhibit to its Proxy Statement for its 1995
                      Annual Meeting of Stockholders and is incorporated herein by reference.

            11        Computation of Earnings per Share

            27.1      Financial Data Schedule for the six months ended June 30, 1995.

            27.2      Financial Data Schedule for the three months ended March 31,
                      1995 (as restated).

            27.3      Financial Data Schedule for the year ended December 31,
                      1994 (as restated).

   (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Omnicare, Inc.
                                             -----------------------------------
                                                        (Registrant)


Date     August 14, 1995                     By  /s/ Joel F. Gemunder
     -------------------                        --------------------------------
                                                 Joel F. Gemunder
                                                 President
                                                 (Principal Executive Officer)


Date     August 14, 1995                    By   /s/ Thomas R. Marsh
     -------------------                        --------------------------------
                                                 Thomas R. Marsh
                                                 Vice President and
                                                 Controller and Acting Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)