Form 10-K405/A
period 1994-12-31
OMNICARE INC
filed 1995-08-23
CIK 353230

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                 FORM 10-K/A-1

             (Mark One) Annual Report Pursuant to Section 13 or 15(d) of
             ---        the Securities Exchange Act of 1934 (Fee
            | X |       Required)
             ---
                        For the fiscal year ended December 31, 1994

                                       OR

             ---        Transition Report Pursuant to Section 13 or 15(d)
            |   |       of the Securities Exchange Act of 1934 (No Fee
             ---        Required)

           For the Transition period from             to           .
                                           ----------    ----------
                         Commission file number 1-8269

                                 OMNICARE, INC.
             (Exact name of registrant as specified in its charter)
                  DELAWARE                            31-1001351
          (State of Incorporation)       (I.R.S. Employer Identification No.)

                                 OMNICARE, INC.
                    2800 CHEMED CENTER, 255 E. FIFTH STREET
                          CINCINNATI, OHIO  45202-4728
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on February 28, 1995 ($45.625 per share): $571,922,287

     As of February 28, 1995, 12,747,050 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be held May 15, 1995, are incorporated by reference into Part III of this report. Definitive copies of its 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                   STATEMENT
                                   ---------


Omnicare, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1994 as follows:


         1. Item 8 of such Report is amended to include the Report of BDO Seidman with respect to the Combined Financial Statements of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. for each of the three years in the period ended December 31, 1993; and


         2. Item 14(c) of such Report is amended to include as Exhibit 12 a "Statement of Computation of the Ratio of Earnings to Fixed Charges".


Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

                 The Report of Price Waterhouse with respect to the Consolidated Financial Statements of Omnicare, Inc. for each of the three years ended December 31, 1994 and the Report of BDO Seidman with respect to the Combined Financial Statements of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. for each of the three years in the period ended December 31, 1993, is included in the following pages.

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





Price Waterhouse LLP
Cincinnati, Ohio
February 1, 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Evergreen Pharmaceutical, Inc. and
Evergreen Pharmaceutical East, Inc.
Kirkland, Washington


We have audited the accompanying combined balance sheets of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. as of December 31, 1993, 1992, and 1991, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of management.
Our responsibility is to express an opinion on these statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. as of December 31, 1993, 1992 and 1991, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.




BDO Seidman, LLP
Seattle, Washington
July 29, 1994

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
            -----------------------------------------------------------------

            Paragraph (c) of the Item 14 is amended to include as Exhibit 12 the "Statement of Computation of Ratio of Earnings to Fixed Charges", which is being filed herewith.