Form 10-Q
period 1995-09-30
OMNICARE INC
filed 1995-11-14
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For Quarter Ended September 30, 1995

Commission File Number 1-8269

                                 OMNICARE, INC.
                                 --------------

Incorporated under the laws of                   I.R.S. Employer Identification
      State of Delaware                                   No. 31-1001351

2800 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio  45202-4728
---------------------------------------------------------------------
(Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code   (513) 762-6666
-------------------------------------------------------------------

Indicate by check mark whether the registrant:

    1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and

    2) has been subject to such filing requirement for the past 90 days.

Yes  x   No
    ---    ---

COMMON STOCK OUTSTANDING
------------------------

                                Number
                                  of
                                Shares                Date
                                ------                ----

Common Stock, $1 par value     26,315,076      September 30, 1995

                               OMNICARE, INC. AND
                               ------------------
                              SUBSIDIARY COMPANIES
                              --------------------

                                      Index

                                                                 Page
                                                                 ----
   Part I.  Financial Information:

      Item 1. Financial Statements
              Consolidated Balance Sheet -
              September 30, 1995 and December 31, 1994             3

          Consolidated Statement of Income -
              Three and nine months ended -
              September 30, 1995 and 1994                          4

          Consolidated Statement of Cash Flow -
              Nine months ended -
              September 30, 1995 and 1994                          5

          Notes to Consolidated Financial Statements               6

      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition        9

   Part II.   Other Information:

      Item 6. Exhibits and Reports on Form 8-K                    14

Item 1. Financial Statements

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED

(in thousands except share data)

                                                           September 30,   December 31,
ASSETS                                                         1995            1994
                                                           -------------   ------------
Current assets:
   Cash and cash equivalents                                $  17,120        $  34,553
   Marketable securities                                       26,444           45,245
   Accounts receivable, less allowances                        68,857           60,083
   Inventories                                                 26,804           21,116
   Deferred income tax benefits                                 7,261            5,818
   Other current assets                                         5,132            3,445
                                                            ---------        ---------
      Total current assets                                    151,618          170,260
Properties and equipment, at cost
 less accumulated depreciation                                 30,688           23,452
Intangible assets, less accumulated amortization              150,917          117,832
Other assets                                                    6,190            5,661
                                                            ---------        ---------
      Total assets                                          $ 339,413        $ 317,205
                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  12,636        $  17,666
   Amounts payable pursuant to acquisition agreements           5,660            4,576
   Current portion of long-term debt                            1,035            5,549
   Income taxes payable                                         2,298            1,875
   Accrued employee compensation                                4,578            3,230
   Liabilities relating to discontinued operations              1,736            2,399
   Other current liabilities                                    9,188            9,415
                                                            ---------        ---------
      Total current liabilities                                37,131           44,710

Long-term debt                                                 87,844           85,323
Deferred income taxes                                           2,325            1,616
Amounts payable pursuant to acquisition agreements              1,799            2,910
Other noncurrent liabilities                                    3,019            2,542
                                                            ---------        ---------
      Total liabilities                                       132,118          137,101
                                                            ---------        ---------

Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares
    without par value; none issued
   Common stock-authorized 44,000,000 shares
    $1 par; 26,343,762 shares issued
    (1994-30,672,051 shares)(a)                                26,344           15,336
   Paid-in capital                                             99,542          129,971
   Retained earnings                                           86,575           71,475
                                                            ---------        ---------
                                                              212,461          216,782
   Treasury stock, at cost-28,686 shares
    (1994-4,976,548 shares)(a)                                   (530)         (33,060)
   Deferred compensation                                       (2,251)            (858)
   Unallocated stock of ESOP                                   (2,385)          (2,760)
                                                            ---------        ---------
      Total stockholders' equity                              207,295          180,104
                                                            ---------        ---------
      Total liabilities and stockholders' equity            $ 339,413        $ 317,205
                                                            =========        =========


   (a) Adjusted for two-for-one stock split distributed on June 21, 1995.

   The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income

(In thousands except per share data)

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                   -----------------------------        -----------------------------
                                                      1995                1994(a)          1995               1994(a)
                                                      ----                -------          ----               -------
Sales                                              $ 102,145           $  79,832        $ 289,797           $ 221,948
Cost of sales                                         73,198              58,924          209,245             164,750
                                                   ---------           ---------        ---------           ---------

Gross profit                                          28,947              20,908           80,552              57,198
Selling, general and administrative expenses          16,789              13,173           48,751              35,682
Acquisition expenses                                    --                 2,380            1,292               2,380
                                                   ---------           ---------        ---------           ---------

Operating income                                      12,158               5,355           30,509              19,136
Investment income                                        713                 290            2,794               1,072
Interest expense                                      (1,351)             (1,627)          (4,558)             (4,944)
                                                   ---------           ---------        ---------           ---------

Income before income taxes                            11,520               4,018           28,745              15,264
Income taxes                                           4,585               1,956           11,663               6,230
                                                   ---------           ---------        ---------           ---------
Net income                                         $   6,935           $   2,062        $  17,082           $   9,034
                                                   =========           =========        =========           =========

Earnings per share(b):
 Primary                                           $     .26           $     .09        $     .65           $     .41
 Fully diluted                                     $     .24           $     .09        $     .60           $     .41
Dividends paid per share(b)                        $    .025           $    .023        $    .075           $    .068
Weighted average number of
 common shares outstanding(b):
 Primary                                              26,273              22,241           26,158              22,139
                                                   ---------           ---------        ---------           ---------
 Fully diluted                                        32,830              28,223           32,537              28,079
                                                   =========           =========        =========           =========

(a) Restated for the June 30, 1995 acquisition of Specialized Pharmacy Services, Inc. in a pooling of interests transaction.

(b)  Adjusted for two-for-one stock split distributed June 21, 1995.

The Notes to Consolidated Financial Statements are an integral part of this statement.
                                       -4-

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                       Consolidated Statement of Cash Flow
                                    UNAUDITED

(in thousands)                                                           Nine Months Ended
                                                                           September 30,
                                                                      -----------------------
                                                                        1995           1994
                                                                      --------        -------
 Cash flow from operating activities:
  Net income                                                          $17,082         $ 9,034
 Adjustments to reconcile net income
     to net cash flow from operating activities:
      Depreciation and amortization                                     7,728           6,075
      Provision for doubtful accounts                                   2,383           1,542
      Deferred tax provision                                             (397)            850
      Change in assets and liabilities, net of effects
       from acquisition/disposal of businesses:
         Accounts receivable                                           (8,581)         (9,672)
         Inventory                                                     (3,374)         (1,618)
         Current and noncurrent assets                                 (1,293)           (531)
         Income taxes payable                                           1,381            (453)
         Payables and accruals                                         (4,438)          2,480
         Current and noncurrent liabilities                               362           2,708
                                                                      --------        -------
            Net cash flow from operating activities                    10,853          10,415
                                                                      --------        -------
 Cash flow from investing activities:
   Acquisition of businesses                                          (32,187)        (38,960)
   Capital expenditures                                               (10,633)         (7,511)
   Marketable securities                                               18,801              --
   Proceeds from sale of properties                                       209             433
   Cash flow from discontinued operations                                (663)           (601)
                                                                      --------        -------
            Net cash flow from investing activities                   (24,473)        (46,639)
                                                                      --------        -------
Cash flow from financing activities:
   Proceeds from long-term borrowings and revolving lines of credit      5,856            255
   Principal payments on revolving lines of credit
     and long-term obligations                                          (7,497)        (3,203)
   Exercise of stock options and warrants, net of
     stock tendered in payment                                            (246)           342
   Dividends paid                                                       (1,926)        (2,266)
                                                                      --------        -------
            Net cash flow from financing activities                     (3,813)        (4,872)
                                                                      --------        -------
Net decrease in cash and cash equivalents                              (17,433)       (41,096)

Cash and cash equivalents at beginning of period                        34,553         63,422
                                                                      --------        -------
Cash and cash equivalents at end of period                            $ 17,120        $22,326
                                                                      ========        =======
Supplemental disclosures of cash flow information

Income taxes paid                                                     $  9,344        $ 4,736
Interest paid                                                            4,933          3,265



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

2. During the period January 1, 1995 to September 30, 1995, the Company has completed nine acquisitions including Shore Pharmaceutical Providers, Inc. ("Shore"), in Westbury, New York, in January, North Shore Pharmacy Services, Inc. ("North Shore"), in Boston, Massachusetts, Genrex Nursing Home Pharmacy Division of Genovese Drug Stores, Inc. ("Genrex"), in Melville, New York, Consulting and Pharmaceutical Services, Inc. ("CAPS"), in Yakima, Washington, all in March, Pioneer I.V., Ltd. ("Pioneer") in Moline, Illinois, in May, Specialized Pharmacy Services, Inc. ("Specialized"), in Livonia, Michigan in June, CPM Datascript, Corp. ("Datascript"), in Hollis, New York, in July, the nursing home pharmacy business of Rite Aid Corp. ("Rite Aid"), and the Dynatran Computer Systems Division of Health Spectrum, Inc. ("Dynatran"), in Portland, Oregon, both in September. The Shore, North Shore, Genrex, CAPS, Pioneer, Datascript, Rite Aid and Dynatran acquisitions have been accounted for as purchase transactions and, accordingly, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed.

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

     Summarized results of operations of the Company and Specialized for the period from January 1, 1995 through June 30, 1995, the date of acquisition, are as follows (in thousands):

                                       Omnicare      Specialized
                                       --------      -----------
Three months ended June 30, 1995:
        Sales                           $ 88,738       $  8,387
        Net income                         4,674            222
Three months ended June 30, 1994:
        Sales                           $ 66,089       $  7,812
        Net income                         3,536             27
Six months ended June 30, 1995:
        Sales                           $171,211       $ 16,441
        Net income                         9,861            286
Six months ended June 30, 1994:
        Sales                           $126,786       $ 15,330
        Net income                         6,918             54

3. On May 15, 1995, the Board of Directors declared a two-for-one split of the Company's $1 par value common stock effective June 21, 1995. As a result of the split, 12,944,180 additional shares were issued including 2,514,994 from treasury stock. Additional paid-in capital and treasury stock were reduced by $45,524,000 and $35,095,000, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts for 1994 have been restated to reflect the stock split.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

    On June 30, 1995, the Company issued 403,185 shares of its common stock for all the outstanding common stock of Specialized Pharmacy Services, Inc. ("Specialized"). On September 30, 1994, the Company issued 2,222,644 shares of its common stock (adjusted for the June 1995 stock-split) for all the outstanding common stock of Kirkland, Washington-based Evergreen Pharmaceutical, Inc., and an affiliated company (collectively, "Evergreen"). These acquisitions were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods presented herein to include the results of operations, financial position and cash flows of Specialized and Evergreen. In accordance with accounting rules for pooling of interests transactions, charges to operating income for acquisition-related expenses were recorded in the quarter in which each of these acquisitions was completed. The 1995 nine-month period included a charge of $1,292,000, or $989,000 after taxes, for expenses required for the acquisition of Specialized. Both the three month and nine month periods ended September 30, 1994 included acquisition expenses of $2,380,000, or $1,860,000 after taxes, for the acquisition of Evergreen.

         The following table presents the Company's consolidated results of operations excluding the effect of acquisition expenses (in thousands except per share amounts):

                                          Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                         ---------------------       ---------------------
                                          1995          1994          1995          1994
                                         -------       -------       -------       -------
Net income, as reported                  $ 6,935       $ 2,062       $17,082       $ 9,034
Acquisition expenses, net of taxes          --           1,860           989         1,860
                                         -------       -------       -------       -------
Pro forma net income                     $ 6,935       $ 3,922       $18,071       $10,894
                                         =======       =======       =======       =======

Pro forma earnings per share:
  Primary                                $  0.26       $  0.18       $  0.69       $  0.49
                                         =======       =======       =======       =======
  Fully diluted                          $  0.24       $  0.17       $  0.63       $  0.47
                                         =======       =======       =======       =======

     Excluding the aftertax charge for acquisition expenses, net income for the quarter ended September 30, 1995 rose 77% to $6,935,000 over net income of $3,922,000 earned in the same period of 1994, while earnings per share, on a primary basis, increased 44% to $0.26 and, on a fully diluted basis, were up 41% to $0.24 versus the $0.18 and $0.17 earned on a primary and fully diluted basis, respectively, in the third quarter of 1994. Net income, including acquisition expenses, for the quarter ended September 30, 1995 was $6,935,000 versus $2,062,000 for the 1994 period and earnings per share for the 1995 quarter were $0.26 on a primary basis and $0.24 fully diluted versus $0.09 on both a primary and fully diluted basis in the 1994 quarter. The average number of shares outstanding was higher by 18%, on a primary basis, and 16%, on a fully diluted basis, over the prior year quarter.


     Sales for the third quarter of 1995 of $102,145,000 were 28% higher than the $79,832,000 recorded in the comparable 1994 period. Excluding acquisition expenses, operating income of $12,158,000 for the 1995 quarter was 57% higher than in the prior year quarter.

     Excluding the acquisition expenses from the results for the first nine months of both periods, net income increased 66% to $18,071,000 over the $10,894,000 earned in the comparable 1994 period. Primary earnings per share, on this basis, of $0.69 were up 41% over the $0.49 earned in the first nine months of 1994 and fully diluted earnings per share of $0.63 were up 34% over the $0.47 earned in the 1994 period. Net income, including acquisition expenses, for the 1995 nine-month period was $17,082,000 versus $9,034,000 for the 1994 period and earnings per share for the 1995 period were $0.65 on a primary basis and $0.60 fully diluted versus $0.41 on both a primary and fully diluted basis in the first nine months of 1994.

     Sales for the nine months ended September 30, 1995 were $289,797,000, up 31% over the $221,948,000 earned in the first nine months of 1994. Operating income of $31,801,000 for the 1995 period, excluding acquisition expenses, was 48% higher than in the 1994 period.

     The increases in quarterly and year-to-date sales over comparable prior year periods are due to the Company's continued focus on advancing its growth strategy in the long-term care pharmacy market. The year-to-date results have benefitted from the contribution of acquisitions made to date in 1995, as well as internal growth. During the quarter, three acquisitions were completed (See
Note 2 to the Consolidated Financial Statements). The September acquisition of the nursing home pharmacy business of Rite Aid Corp., based in Camp Hill, Pennsylvania, added approximately 15,000 new nursing facility residents (subject to post-closing adjustment) and the July acquisition of CPM Datascript, Corp., based in Hollis, New York, added over 3,400 residents on Long Island and in New York City. Furthermore, the third quarter acquisition of Dynatran Computer Systems, a Portland, Oregon-based software company specializing in resident assessment and care planning systems, provides the Company both growth prospects as a care planning software developer and the systems capability to access and analyze data related to patient diagnosis, treatment plans and health outcomes.

     The Company's existing pharmacy operations continued to generate solid growth through the addition of new clients, increases in drug utilization reflecting higher acuity levels of nursing home residents, and the rapid expansion of infusion therapy services.

     As a result of both acquisition activity and internal growth, the total number of nursing facility residents served by the Company as of September 30, 1995 rose to approximately 212,200, up 47% over the number served one year ago.

     Interest expense, net of investment income, of $638,000 and $1,764,000, for the three and nine month periods ended September 30, 1995, respectively, decreased by $699,000 and $2,108,000, respectively, over the same periods of 1994 due to an increase in the invested cash balance, owing primarily to the receipt of $59.2 million in net proceeds from a stock offering in November 1994.

     During the three and nine month periods ended September 30, 1995, the effective tax rates of 39.8% and 40.6%, respectively, decreased 8.9 and 0.2 percentage points, respectively, over the comparable prior year periods. The decrease in the 1995 third quarter rate versus the prior year is primarily due to the nondeductibility for income tax purposes of a portion of the expenses related to the 1994 Evergreen acquisition.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities at September 30, 1995 decreased $36,234,000 to $43,564,000 from the $79,798,000 at December 31, 1994.
The Company's capital requirements are primarily related to its acquisition program. In the first nine months of 1995, the Company made nine acquisitions for an aggregate capital investment of approximately $42 million. Such acquisitions were financed from cash and cash equivalents and a total of 835,673 shares of the Company's common stock (adjusted for the June 1995 stock split). There are no material commitments outstanding at September 30, 1995 other than acquisition-related payments which may be made contingent on the performance of businesses acquired.

     In April 1995 the Company increased its revolving line of credit from $50 million to $135 million at significantly more favorable terms. The Company's current ratio at September 30, 1995 and December 31, 1994 was 4.1 to 1 and 3.8 to 1, respectively.

     On February 1, 1995, the Company's Board of Directors increased the quarterly cash dividend by 11% to 2.5 cents per share, as adjusted for a two-for-one stock split effective June 21, 1995, for an indicated annual rate of 10 cents per share in 1995.

     Dividends paid consisted of (in thousands):

                                                               Nine months ended
                                                                  September 30,
                                                              -------------------
                                                               1995         1994
                                                              ------       ------
Omnicare, Inc. quarterly dividend of 2.5 cents
 and 2.3 cents per share in 1995 and 1994, respectively       $1,926       $1,269
Dividends paid to former Lo-Med owners (a)                        --          402
Dividends paid to former Evergreen owners (a)                     --          595
                                                              ------       ------

   Total                                                      $1,926       $2,266
                                                              ======       ======

(a) Lo-Med and Evergreen were acquired in pooling of interests transactions on June 30, 1994 and September 30,1994, respectively.

     The Company believes its sources of capital are adequate for its needs.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

         Exhibit
         Number                 Exhibit
         -------                -------
            11        Computation of Earnings per Share

     (b) Reports on Form 8-K - On August 23, 1995, a Form 8-K dated July 31, 1995 was filed to report the Company's consolidated net sales and net income for the month of July 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Omnicare, Inc.
                                           (Registrant)

Date November 14, 1995               By  /s/ Joel F. Gemunder
                                         -----------------------------
                                         Joel F. Gemunder
                                         President
                                         (Principal Executive Officer)


Date November 14, 1995               By   /s/ Thomas R. Marsh
                                         -----------------------------
                                         Thomas R. Marsh
                                         Vice President Controller
                                         and Acting Treasurer
                                         (Principal Financial and
                                          Accounting Officer)