Form 10-K405
period 1995-12-31
OMNICARE INC
filed 1996-03-25
CIK 353230

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-K

             (Mark One) Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934 (Fee
             /X/        Required)

                        For the fiscal year ended December 31, 1995

                                       OR

             / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                               ----    ----.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ----

     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on February 29, 1996 ($47.375 per share): $1,257,763,091.

     As of February 29, 1996, 26,549,089 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be held May 20, 1996, are incorporated by reference into Part III of this report. Definitive copies of its 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                          OMNICARE, INC.

                   1995 FORM 10-K ANNUAL REPORT

                         TABLE OF CONTENTS


                              PART I

                                                       Page

Item 1.   Business . . . . . . . . . . . . . . . . .      3
Item 2.   Properties . . . . . . . . . . . . . . . .     12
Item 3.   Legal Proceedings  . . . . . . . . . . . .     14
Item 4.   Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . .     14
          Executive Officers of the Company  . . . .     15


                              PART II


Item 5.   Market for the Company's Common Stock
            and Related Stockholder Matters  . . . .     15
Item 6.   Selected Financial Data  . . . . . . . . .     16
Item 7.   Management's Discussion and Analysis of
            Financial Condition and
            Results of Operations. . . . . . . . . .     18
Item 8.   Financial Statements and Supplementary
            Data . . . . . . . . . . . . . . . . . .     21
Item 9.   Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure . . . . . . . . . .     41


                              PART III

Item 10.  Directors and Executive Officers of
            the Registrant . . . . . . . . . . . . .     41
Item 11.  Executive Compensation . . . . . . . . . .     41
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management  . . . . . . . . .     41
Item 13.  Certain Relationships and Related
            Transactions . . . . . . . . . . . . . .     41


                              PART IV

Item 14.  Exhibits, Financial Statement Schedule and
            Reports on Form 8-K  . . . . . . . . . .     41

                             PART I

ITEM 1 - BUSINESS

BACKGROUND

     Omnicare, Inc. (the "Company" or "Omnicare") was incorporated in Delaware on May 19, 1981 to conduct certain health care businesses contributed to it by
W. R. Grace & Co. and Chemed Corporation, and in July 1981 public trading of the Company's Common Stock commenced. As part of a multi-year restructuring program undertaken in 1985, the Company, through a series of divestitures and acquisitions, redeployed all of its capital in the long-term pharmacy business. As a result, Omnicare is today a leading independent provider of pharmacy services to long-term care institutions such as nursing homes, retirement centers and other institutional health care facilities. The Company operates principally in one business segment--institutional pharmacy services for the long-term care market. At December 31, 1995, Omnicare provided these services to approximately 216,500 residents in 2,500 nursing facilities located principally in the States of Alabama, Connecticut, Georgia, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Michigan, Missouri, New York, North
Carolina, Ohio, Oklahoma, Oregon, South Carolina, Virginia, Washington, and West Virginia. The Company does not make any export sales.

     The Company entered the long-term care pharmacy industry in December 1988 with the acquisition of its first institutional pharmacy provider. By December 31, 1995, the Company had completed a total of 33 acquisitions in the long-term care pharmacy market at a total capital investment of approximately $290 million. In 1995 the Company acquired nine institutional pharmacy providers at an aggregate capital cost of approximately $64 million and expended an additional $11 million in cash payments relating to acquisitions completed prior to 1995.

     On March 22, 1996, the Company sold 5,750,000 shares of its Common Stock in a public offering generating gross proceeds of $298,281,000 (before underwriting discounts and offering expenses). The proceeds will be used to fund business acquisitions and for general corporate purposes.

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

     Integral to Omnicare's drug distribution system is its computerized medical records and documentation system. Omnicare provides to the facility computerized medication administration records and physician's order sheets and treatment records for each patient. Data extracted from these computerized records are also formulated into monthly management reports on patient care and quality assurance. The computerized documentation system in combination with the unit dose drug delivery system results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. These benefits improve drug efficacy and result in fewer drug-related hospitalizations.

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

OMNICARE GUIDELINES

     In June 1994, to enhance the pharmaceutical care management services that it offers, Omnicare introduced to its client nursing facilities and their attending physicians the Omnicare GERIATRIC PHARMACEUTICAL CARE GUIDELINES(TM) (THE OMNICARE GUIDELINES(TM)) which it believes is the first clinically-based formulary for the elderly residing in long-term care institutions. THE OMNICARE GUIDELINES presents an analysis ranking specific drugs in therapeutic classes as Preferred, Acceptable or Unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly in nursing facilities. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in nursing facilities. The clinical evaluations and rankings were developed exclusively for the Company by the Philadelphia College of Pharmacy and Science, an academic institution recognized for its expertise in geriatric long-term care. In addition, THE OMNICARE GUIDELINES provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

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

     Wholesale Medical Supplies/Medicare Part B Billing. Omnicare distributes disposable medical supplies, including urological, ostomy, nutritional support and wound care products and other disposables needed in the nursing home environment. In addition, Omnicare provides direct Medicare billing services for certain of these product lines for patients eligible under the Medicare Part B program. As part of this service, Omnicare determines patient eligibility, obtains certifications, orders products and maintains inventory on behalf of the nursing facility. Omnicare also contracts to act as billing agent for certain nursing homes that supply these products directly to the patient.

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

COMPETITION

     By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. In the geographic regions it serves, Omnicare competes with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. Omnicare competes in this market on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of its services along with the clinical expertise, pharmaceutical technology and professional support it offers.

     In its program of acquiring institutional pharmacy providers, the Company competes with several other companies with similar acquisition strategies, some of which may have greater resources than the Company.

     No individual customer or market group is critical to the total sales of the Company's long-term care pharmacy business.

GOVERNMENT REGULATION

     Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. Omnicare continuously monitors the effects of regulatory activity on its operations.

     Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. The Company currently has pharmacy licenses in each state in which it operates a pharmacy. In addition, the Company currently delivers prescription products from its licensed pharmacies to 5 states in which the Company does not operate a pharmacy. These states regulate out-of-state pharmacies, however, as a condition to the delivery of prescription products to patients in such states. Omnicare's pharmacies hold the requisite licenses applicable in these states. In addition, Omnicare's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

      Client nursing facilities are also separately required to be licensed in the states in which they operate and, if serving Medicare or Medicaid patients, must be certified to be in compliance with applicable program participation requirements. Client nursing facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other health care professionals who provide services on the Company's behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

      Federal and State Laws Affecting the Repacking, Labelling, and Interstate Shipping of Drugs. Federal and state laws impose certain repackaging, labelling, and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail. A drug repackager must register with the Food and Drug Administration. The Company holds all required registrations and licenses, and its repackaging operations are in compliance with applicable state and federal requirements.

      Medicare and Medicaid. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

     As is the case for nursing home services generally, Omnicare receives reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. The Company believes that its reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 1995, Omnicare's payor mix was approximately as follows: 53% private pay and nursing homes, 42% Medicaid, 4% Medicare and 1% insurance and other private sources.

      For those patients who are not covered by government-sponsored programs or private insurance, Omnicare generally directly bills the patient or the patient's responsible party on a monthly basis. Depending upon local market practices, Omnicare may alternatively bill private patients through the nursing facility. Pricing for private pay patients is based on prevailing regional market rates or "usual and customary" charges.

      The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind, or disabled individuals, or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of the Department of Health and Human Services ("HHS") for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration.

     Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given broad authority, subject to certain standards, to limit or specify conditions to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific requirements for nursing facilities relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general standards for drugs dispensed to nursing facility residents if the nursing facility complies with the drug regimen review requirements. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general standards, regardless of whether the nursing facility satisfies the drug regimen review requirement, and the states in which the Company operates currently do require its pharmacies to comply therewith.

      Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Company's operations. For example, some states have enacted "freedom of choice" requirements which may prohibit a nursing facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition which the Company faces in providing services to nursing facility patients.

     The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or who are disabled. The Medicare program consists of two parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services, and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs. The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled nursing facilities and suppliers of medical equipment and supplies, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

      The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect the Company's business. There can be no assurance that payments for pharmaceutical supplies and services under governmental reimbursement programs will continue to be based on the current methodology or remain comparable to present levels. In this regard, the Company may be subject to rate reductions as a result of federal budgetary legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment delays to the Company. To date, the Company has not experienced any material adverse effect due to any such budgetary shortfall.
In addition, the failure, even if
inadvertent, of Omnicare and/or its client institutions to comply with applicable reimbursement regulations could adversely affect Omnicare's business. Additionally, changes in such reimbursement programs or in regulations related thereto, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect the Company's business.

     Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which was originally enacted in 1977 and amended in 1987, and which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment, and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

      Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties to parties in good faith compliance. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the HHS Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. There are no procedures for obtaining binding interpretations or advisory opinions from the OIG on the application of the federal anti-kickback statue to an arrangement or its qualification for a safe harbor upon which the Company can rely.

     The OIG issues "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG also issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product.

     In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices, and the like.

The Company believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

     Health Care Reform and Federal Budget Legislation. The Clinton administration and members of Congress have proposed plans to reform the health care system. Currently, Congress is considering such reforms in the context of federal budget reconciliation legislation. This legislation could result in significant reductions in payments to providers under the Medicare program and a complete restructuring and reduced payments to providers under the Medicaid program. With respect to Medicare, proposals include establishment of a prospective payment system for Skilled Nursing Facilities ("SNFs"); limits on payments to Medicare SNFs for certain non-routine services, including, among others, prescription drugs, diagnostic services, and physical therapy and other rehabilitative services; requiring consolidated billing by a SNF for all Part A and B claims for SNF residents; and other limits on reimbursement of costs for Medicare SNF services. If enacted, there can be no assurance that such proposals could not have a material adverse effect on the business of Omnicare. While budget negotiations are continuing, the future of any reform proposals in Congress is unknown.

     In addition, a number of states have enacted and are considering various health care reforms, including reforms through Medicaid demonstration projects. Federal law allows HHS to authorize waivers of federal Medicaid program requirements, including requirements relating to coverage, free choice of providers and payment for health care services, in connection with state demonstration projects that promote Medicaid program objectives. HHS published procedures and public notice requirements designed to open the waiver approval process to public comment and to expedite processing. Legal actions have been initiated challenging the waiver process and the authority of HHS to approve waivers for broad-based Medicaid managed care programs. The federal budget legislation restructuring the Medicaid program would effectively eliminate Medicaid managed care demonstration projects.

     Several state Medicaid programs have established mandatory statewide managed care programs for Medicaid beneficiaries to control costs through negotiated or capitated rates, as opposed to traditional cost-based reimbursement for Medicaid services, and propose to use savings achieved through these programs to expand coverage to those not previously eligible for Medicaid. HHS has approved waivers for statewide managed care demonstration projects in several states, and are pending for several other states. These demonstration projects generally exempt institutionalized care, including nursing facility services, from the programs, and the Company's operations have not been adversely affected in the one state (Oregon) with a managed care demonstration project in effect. The Company is unable to predict what impact, if any, future projects might have on the Company's operations. Because there are currently various reform proposals under consideration at the federal and state levels, it is uncertain at this time what health care reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental health care programs or interpretations of governmental policies or other changes affecting the health care system. There can be no assurance that future health care or budget legislation or other changes will not have an adverse effect on the business of the Company.

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


EMPLOYEES

     At December 31, 1995, Omnicare employed a total of 3,247 persons (including 741 part-time employees), all of whom were located within the United States.

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

                                                     Leased
                                 Owned      --------------------------
Location       Type              Area       Area       Expiration Date
--------       ----              -----      ----       ---------------

Cincinnati,    Offices and        --       24,375 sq. ft.   September 30,
 Ohio          distribution                                  1999
               center

Dayton,        Offices and        --       22,000 sq. ft.   January 31,
 Ohio          distribution                                  1998
               center

Prattville,    Offices and        --        4,331 sq. ft.   August 29,
 Alabama       distribution                                  2001
               center

Louisville,    Offices and        --       37,400 sq. ft.   September 30,
 Kentucky      distribution                                  1996
               center

Oklahoma City, Offices and        --       28,000 sq. ft.   September 30,
 Oklahoma      distribution                                  1998
               center

Florissant,    Offices and        --       37,753 sq. ft.   November 10,
 Missouri      distribution                                  2003
               center

Belleville,    Offices and        --        8,300 sq. ft.   March 31,
 Illinois      distribution                                  1997
               center

                                                     Leased
                                 Owned      --------------------------
Location       Type              Area       Area       Expiration Date
--------       ----              -----      ----       ---------------

Indianapolis,   Offices and       --        4,640 sq. ft.   December 31,
 Indiana        distribution                                 1999
                center

Griffith,       Offices and       --       10,600 sq. ft.   March 31,
 Indiana        distribution                                 2002
                center

Perrysburg,     Offices and     23,200 sq. ft.  --             --
 Ohio           distribution
                center

Overland Park,  Offices and       --       17,409 sq. ft.   April 30,
 Kansas         distribution                                 1999
                center

Decatur,        Offices and     23,274 sq. ft.  --             --
 Illinois       distribution
                center

Skokie,         Offices and       --       29,200 sq. ft.   November 30,
 Illinois       distribution                                 2000
                center

Dover,          Offices and       --       12,000 sq. ft.   December 31,
 Ohio           distribution                                 2008
                center

Wadsworth,      Offices and       --       21,000 sq. ft.   June 1,
 Ohio           distribution                                 2004
                center

Kirkland,       Offices and       --       43,107 sq. ft.   April 5,
 Washington     distribution                                 2003
                center

Livonia,        Offices and       --       28,524 sq. ft.   May 1,
 Michigan       distribution                                 2002
                center

Springfield,    Offices and       --        8,745 sq. ft.   February 28,
 Missouri       distribution                                 1998
                center

Yakima,         Offices and       --       11,000 sq. ft.   February 28,
 Washington     distribution                                 2000
                center

                                                     Leased
                                 Owned      --------------------------
Location       Type              Area       Area       Expiration Date
--------       ----              -----      ----       ---------------

Plainview,      Offices and       --       17,550 sq. ft.   June 30,
 New York       distribution                                 2005
                center

Peabody,        Offices and       --        8,510 sq. ft.   February 1,
 Massachusetts  distribution                                 1998
                center

Clarksburg,     Offices amd       --        4,335 sq. ft.   December 31,
West Virginia   distribution                                 1998
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

     The executive officers of the Company as of March 8, 1996 are as follows:

      Name            Age          Office             First Elected
      ----            ---          ------             -------------

Edward L. Hutton       76     Chairman                May 20, 1981

Joel F. Gemunder       56     President               May 20, 1981

Kenneth W. Chesterman  55     Executive Vice          August 2, 1984
                              President

Cheryl D. Hodges       44     Senior Vice President   August 4, 1982
                              and Secretary

Patrick E. Keefe       50     Senior Vice President-  April 11, 1993
                              Operations

David W. Froesel, Jr.  44     Senior Vice President   March 4, 1996
                              and Chief Financial
                              Officer

Thomas R. Marsh        49     Vice President,         March 5, 1987
                              Controller and
                              Acting Treasurer


     All of the executive officers listed above have been actively engaged in the business of the Company or its predecessors for the past five years, with the exception of Mr. Keefe and Mr. Froesel. Mr. Keefe served as Vice President of Diagnostek, Inc. from April 1992 to April 1993. From September 1990 to April 1992, he was President of HPI Health Care Services, Inc. ("HPI"), a subsidiary of Diagnostek which it acquired from Omnicare in August 1989. He served as Executive Vice President of HPI from August 1984 until September 1990. Mr. Froesel was Vice President of Finance and Administration at Mallinckrodt Veterinary Inc. from May 1993 to February 1996. From July 1989 to April 1993, he was worldwide corporate controller of Mallinckrodt Medical Inc.

     Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors which follows the annual meeting of stockholders each year.

                                 PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK; HOLDERS OF RECORD

     The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the ranges of high and low closing prices for the Common Stock on the New York Stock Exchange during each of the calendar quarters of l995 and l994. All prices shown have been adjusted to reflect the two-for-one stock split in June 1995.

                         1995                   1994
                    ---------------        --------------
                    High        Low        High       Low
                    ----        ---        ----       ---

First Quarter      $26.69     $20.63      $17.50    $14.50
Second Quarter      28.13      22.44       17.07     13.50
Third Quarter       39.00      26.88       20.07     16.82
Fourth Quarter      44.75      34.13       22.56     18.25

     The number of holders of record of Omnicare Common Stock on February 29, l996 was 1,840. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage houses and banks.

DIVIDENDS

     Reflecting the Company's financial position and operating performance, on February 8, 1994 and on February 1, 1995 the Board of Directors elected to increase the quarterly cash dividend to $.0225 and $.025 per share, respectively, for an indicated annual rate of $.09 and $.10, respectively. On February 7, 1996, the quarterly cash dividend was increased to $.03 per share, for an indicated annual rate of $.12 per share in 1996. It is presently intended that cash dividends will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon the Company's earnings and financial condition and other factors not currently determinable.


ITEM 6 - SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands except per share data)

                                                   For the years ended and at December 31,
                                     1995            1994           1993           1992          1991
                               -------------------------------------------------------------------------
INCOME STATEMENT DATA: (a)(b)
Sales                             $399,636        $307,655        $223,129        $157,406       $ 80,005
                                  ========        ========        ========        ========       ========
Income from continuing
 operations                       $ 24,760(c)     $ 13,531(d)     $ 10,970(e)     $  5,873       $  2,497
Discontinued operations (a)              -               -               -           8,710(f)       3,238
Cumulative effect of
 accounting change                       -               -             280(g)            -              -
                                  --------        --------        --------        --------       --------
 Net income                       $ 24,760(c)     $ 13,531(d)     $ 11,250(e)     $ 14,583       $  5,735
                                  ========        ========        ========        ========       ========

Earnings per share data
Primary:
 Income from continuing
  operations                      $    .94(c)     $    .60(d)     $    .52(e)     $    .28       $    .12
 Discontinued operations (a)             -               -            -                .42(f)         .16
 Cumulative effect of
  accounting change                      -               -             .01(g)            -              -
                                  --------        --------        --------        --------       --------
 Net income                       $    .94(c)     $    .60(d)     $    .53(e)     $    .70       $    .28
                                  ========        ========        ========        ========       ========
Fully diluted:
 Continuing operations                 .86(c)     $    .59(d)     $    .52(e)     $    .28       $    .12
 Discontinued operations (a)             -               -               -             .42(f)         .16
 Cumulative effect of
  accounting change                      -               -             .01(g)            -              -
                                  --------        --------        --------        --------       --------
 Net income                       $    .86(c)     $    .59(d)     $    .53(e)     $    .70       $    .28
                                  ========        ========        ========        ========       ========

Dividends per share               $    .10        $    .09        $    .08        $    .07       $    .06
                                  ========        ========        ========        ========       ========

BALANCE SHEET DATA:
Working capital                   $106,384        $125,550        $ 80,570        $ 25,792       $ 34,444
Total assets                       360,836         317,205         241,318         151,403        122,445
Long-term debt (h)                  82,692          85,323          86,477           7,087          8,565
Stockholders' equity (i)           214,761         180,104         102,750          94,333         77,806

[FN]

(a) As a result of the December 1992 sale of the Veratex Group of businesses and the divestiture of Labtronics, Inc. which was completed in 1993, results have been restated to include these entities' results of operations as well as any gain or loss on dispositions as "Discontinued
     Operations."

(b) The Company has had an active acquisition program in effect since 1989. See Note 2 of the Notes to Consolidated Financial Statements for information concerning these acquisitions.

(c) Includes acquisition expenses related to the specialized pooling of interests transaction of $1,292,000. Such expenses, on an aftertax basis, were $989,000, or $.04 per primary share ($.03 fully diluted). Net income, excluding these expenses, was $25,749,000, or $.98 per primary share ($.89 fully diluted).

(d) Includes acquisition expenses related to the Evergreen pooling of interests transaction of $2,380,000. Such expenses, on an aftertax basis, were $1,860,000, or $.08 per primary share ($.07 fully diluted). Net income, excluding these expenses, was $15,391,000, or $.68 per primary share ($.66 fully diluted).

(e) Includes a one-time cumulative tax benefit of $450,000, or $.02 per share, arising from a change in tax laws enacted in August of 1993 relating to amortization of intangibles.

(f) Includes aftertax gain of $5,198,000, or $.25 per share, related to the sale of the Veratex Group and the divestiture of Labtronics.

(g) Aftertax gain representing the cumulative effect of a change in accounting for income taxes.

(h) In 1993, the Company issued $80.5 million of convertible subordinated notes due 2003 (see Note 6 of the Notes to Consolidated Financial
     Statements).

(i) In 1994, the Company sold 3,247,482 shares of common stock, in a public offering, resulting in net proceeds of $59,211,000 (see Note 7 of the Notes to Consolidated Financial Statements).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    (All share and per share data included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted for the June 1995 two-for-one stock split.)


   On June 30, 1995, the Company issued 403,185 shares of its Common Stock for all the outstanding common stock of Specialized Pharmacy Services, Inc. ("Specialized"). Specialized is a leading provider of institutional pharmacy services for long-term care facilities in Michigan with $32 million in sales for the year ended December 31, 1994. On September 30, 1994, the Company issued 2,222,644 shares of its Common Stock for all the outstanding common stock of Kirkland, Washington-based Evergreen Pharmaceutical, Inc., and an affiliated company (collectively, "Evergreen"). Evergreen had $34 million in sales for the year ended December 31, 1993. These acquisitions were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods to include the results of operations, financial position and cash flow of Specialized and Evergreen (See Note 2 to the Consolidated Financial Statements). In accordance with accounting rules for pooling of interests transactions, charges to operating income for acquisition-related expenses were recorded upon completion of these acquisitions. These pooling of interests expenses totaled $1,292,000, or $989,000 after taxes, for the Specialized acquisition and $2,380,000, or $1,860,000 after taxes, for the Evergreen acquisition.

   The following table presents the Company's results of operations excluding certain unusual items of income and expense, which are comprised of pooling of interests expenses, the cumulative effect of an accounting change and a one-time favorable tax adjustment (in thousands except per share amounts):

                                          For the years ended December 31,
                                             1995         1994             1993
                                           -------       -------          -------

Net income, as reported                    $24,760       $13,531         $11,250
Acquisition expenses-pooling
  of interests, net of taxes                   989         1,860               -
Cumulative effect of accounting
  change                                         -             -            (280)
Favorable tax adjustment                         -             -            (450)
                                           -------       -------         -------

Pro forma net income                       $25,749       $15,391         $10,520
                                           =======       =======         =======

Pro forma earnings per share:
Net income, as reported                    $   .94       $   .60         $   .53
Acquisition expenses-pooling
  of interests, net of taxes                   .04           .08               -
Cumulative effect of accounting
  change                                         -             -            (.01)
Favorable tax adjustment                         -             -            (.02)
                                           -------       -------         -------

  Primary                                  $   .98       $   .68         $   .50
                                           =======       =======         =======

  Fully diluted                            $   .89       $   .66         $   .50
                                           =======       =======         =======

   Excluding the impact of charges taken for acquisitions accounted for as pooling of interests transactions, net income for the year ended December 31, 1995 increased 67% over net income earned in 1994. Primary earnings per share, on this basis, for the full year 1995 increased 44% over 1994, and fully diluted earnings per share increased 35%.

   Pro forma net income for the year ended December 31, 1994 increased 46% over 1993. Primary earnings per share, on a pro forma basis, increased 36% over 1993, and fully diluted earnings per share increased 32%. The 1994 pro forma adjustment consisted of the Evergreen pooling of interests expenses. The 1993 pro forma adjustments were comprised of $450,000 arising from a change in tax laws related to the amortization of intangibles and $280,000 related to the change in accounting for income taxes.

   Net income as reported for 1995 was $24,760,000, or $.94 per primary share ($.86 fully diluted), while 1994 net income was $13,531,000, or $.60 per primary share ($.59 fully diluted), and 1993 net income was $11,250,000, or $.53 per primary and fully diluted share.

   Sales for 1995 were 30% higher than in 1994. For 1994, sales were 38% higher than in 1993. Omnicare entered the long-term pharmacy business with its first acquisition of an institutional pharmacy provider in December 1988. Omnicare has completed a total of 33 institutional pharmacy provider acquisitions - one in 1988, two in 1990, three in 1991, seven in 1992, four in 1993, seven in 1994 and nine in 1995. Except for the acquisitions of Specialized, Evergreen and Lo-Med Prescription Services, Inc. ("Lo-Med"), purchase accounting was used to record the acquisitions. The acquisitions of Specialized and Evergreen are included in the financial results of all years presented as these acquisitions were accounted for as poolings of interests. The acquisition of Lo-Med in 1994 was also accounted for as a pooling of interests; however, its operations were immaterial to the Company's results prior to 1994 and, therefore, prior year financial statements were not restated for this business combination. The sales increases were caused by acquisitions, (described in detail in Note 2 of the Consolidated Financial Statements), coupled with the internal growth of the businesses previously acquired.

   Increases in gross profit over the three-year period have generally remained in line with or exceeded increases in sales, with margins of 25.7%, 26.0% and 28.0% for 1993, 1994 and 1995, respectively. Such increases were caused primarily by changes in sales mix and the Company's increasing purchasing leverage. Additionally, after excluding the aforementioned pro forma adjustments, operating income as a percent of sales has increased from 8.6% to 9.8% to 11.2% in 1993, 1994 and 1995, respectively, reflecting the increased gross profit margins.

   Over the past few years, political debate over health care reform has increasingly focused attention on containing and reducing health care costs. While the processes by which federal or state governments may pursue alternate proposals for reform of the health care system are uncertain, market forces in the form of managed care have and will continue to challenge health care providers to maintain the high quality of care provided while reducing costs. In this environment, the need to lower health care costs will drive industry consolidation, which should continue to provide the impetus for the Company's acquisition program. The Company's development of regional market positions provides opportunities for economies of scale to lower overall costs. In addition, Omnicare's proprietary geriatric formulary not only lowers costs for payors and patients, but also enhances the quality of care for the elderly.

   Moreover, demographic trends indicate that demand for long-term care will increase well into the middle of the next century. Pharmaceutical therapy is generally the most cost-effective form of treatment for chronic ailments afflicting the elderly and, as such, is an essential part of long-term care. Omnicare believes that it is well-positioned to be an integral part of the solution to escalating health care costs among the elderly through careful product selection (including drug formulary management), cost-effective drug purchasing and efficient delivery systems. This, coupled with Omnicare's pharmacy consulting services for nursing homes which identify, resolve and prevent drug therapy-related problems, reduces costs to the health care system while also promoting optimal patient outcomes. Thus, Omnicare should continue to show solid growth in sales and earnings in 1996, benefiting from a full year's contribution from businesses acquired in 1995, from internal growth and from the completion of additional acquisitions.

NON-OPERATING INCOME AND EXPENSE

   Investment income increased by 120% to $3,475,000 in 1995, as the Company received the full-year benefit of invested cash during 1995 due to receipt of $59.2 million of cash proceeds from the November 1994 stock offering. Investment income increased by 149% to $1,580,000 in 1994 from $635,000 in 1993 due to the increase in invested cash during 1994 resulting from the cash proceeds from the October 1993 offering of $80.5 million in 5.75% Convertible Subordinated Notes due 2003 ("Notes").

   Interest expense decreased by 9% from $6,533,000 in 1994 to $5,954,000 in 1995, due to reductions in outstanding debt associated with Specialized and Evergreen prior to acquisition by the Company. Interest expense increased by $3,709,000 in 1994 as a result of a full year's interest on the Notes as compared to only three months in 1993.


INCOME TAXES

   The Company's effective tax rates for 1993, 1994 and 1995 were 35.4%, 40.3% and 39.9%, respectively. The 1995 and 1994 effective tax rates are slightly higher than statutory rates due to the nondeductibility of certain acquisition costs. As a result of the Omnibus Budget Reconciliation Act of 1993, the Company was permitted to deduct from taxable income amortization of intangibles arising from certain business acquisitions retroactive to July 1991. Accordingly, the Company's effective tax rate in 1993 was favorably impacted by the tax benefit of amortization of intangibles.


IMPACT OF INFLATION

   Inflation has not materially affected Omnicare's profitability inasmuch as price increases have generally been obtained to cover inflationary drug cost increases.


LIQUIDITY AND CAPITAL RESOURCES

   In November 1994, the Company completed a public offering of 3,247,482 shares of Common Stock, resulting in net proceeds of $59,211,000.

   In line with Omnicare's plan to invest in the long-term pharmacy market, acquisitions completed during 1995 required an aggregate capital investment of approximately $63.7 million. Such acquisitions were financed with cash and cash equivalents on hand as well as Common Stock of the Company. Shares of Common Stock with a market value of approximately $22.7 million (879,919 shares) were issued in connection with the 1995 acquisitions. Additionally, $10.6 million of other acquisition-related payments were made during 1995 related to businesses acquired prior to 1995. Additional amounts totaling $11.2 million may become payable through the year 2000 pursuant to the terms of various acquisition agreements. Omnicare ended the year with $40,137,000 in cash and cash equivalents and marketable securities as compared to $79,798,000 at year-end 1994.

   At December 31, 1995, the Company had invested $32,522,000 in U.S. Treasury-backed repurchase agreements which represent investments under agreements to resell, usually overnight, but in no case greater than 30 days. The Company has a collateralized interest in the underlying securities which are segregated in the accounts of the counterparty bank. Management believes these investments do not create any exposure to the Company's liquidity. Omnicare's current ratio decreased to 2.9 to 1 at December 31, 1995 from 3.8 to 1 at December 31, 1994, and working capital at December 31, 1995 decreased to $106,384,000 from year-end 1994 working capital of $125,550,000. This decrease is attributable to the cash outlays required for the Company's 1995 acquisitions net of cash generated from 1995 operations. Book value per common share increased to $8.16 per share as of December 31, 1995 from $7.01 per share at the prior year-end, primarily attributable to current year net income, less dividends paid.

   On February 7, 1996, Omnicare's Board of Directors elected to increase the quarterly cash dividend by 20% to 3 cents per share for an indicated annual rate of 12 cents per share for 1996.

   In February 1995, the Company entered into an agreement with a consortium of six banks for a five-year $135 million revolving credit facility, replacing the prior $50 million facility. Interest rates and commitment fees for this new facility are based on the Company's level of performance under certain debt covenants. No amounts were outstanding at December 31, 1995 under the credit facility.

   The Company believes that its sources of liquidity and capital are adequate for its operating needs. There are no material commitments outstanding, other than additional acquisition-related payments to be made (see Note 2 of the Consolidated Financial Statements). If needed, other external sources of financing are readily available to the Company.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements

                                                  Page
                                                  ----

Financial Statements:
  Report of Independent Accountants                22
  Consolidated Statement of Income                 24
  Consolidated Balance Sheet                       25
  Consolidated Statement of Cash Flow              26
  Consolidated Statement of Stockholders'
    Equity                                         27
  Notes to Consolidated Financial
    Statements                                     28

  Financial Statement Schedule:
     II - Valuation and Qualifying Accounts       S-1

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                 ------------------------------------------

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, based on our audits and the report of other auditors with respect to 1993, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. (collectively, "Evergreen") for the year ended December 31, 1993, which statements reflect 1993 revenues of $34,130,000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the 1993 amounts included for Evergreen, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


/s/Price Waterhouse LLP

Price Waterhouse LLP
Cincinnati, Ohio
February 5, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ---------------------------------------------------------


Evergreen Pharmaceutical, Inc. and
Evergreen Pharmaceutical East, Inc.
Kirkland, Washington


We have audited the combined balance sheets of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. as of December 31, 1993, and the related combined statements of income, shareholders' equity and cash flows for the year then ended, not presented separately herein. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, not presented separately herein, present fairly, in all material respects, the combined financial position of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. as of December 31, 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/BDO Seidman, LLP

BDO Seidman, LLP
Seattle, Washington
July 29, 1994

                      CONSOLIDATED STATEMENT OF INCOME
                  Omnicare, Inc. and Subsidiary Companies

(In thousands except per share data)


                                                                  For the years ended December 31,
                                                                   1995        1994       1993
                                                                  ------------------------------
Sales                                                           $399,636    $307,655   $223,129
Cost of sales                                                    287,715     227,533    165,714
                                                                --------    --------   --------
Gross profit                                                     111,921      80,122     57,415
Selling, general and administrative
 expenses
Acquisition expenses-pooling                                      66,970      50,111     38,243
 of interests
                                                                   1,292       2,380          -
                                                                --------    --------   --------
Operating income
Investment income                                                 43,659      27,631     19,172
Interest expense                                                   3,475       1,580        635
                                                                  (5,954)     (6,533)    (2,824)
Income before income taxes and                                  --------    --------   --------
 cumulative effect of accounting change
Income taxes                                                      41,180      22,678     16,983
                                                                  16,420       9,147      6,013
Income before cumulative effect of                              --------    --------   --------
 accounting change
Cumulative effect of accounting change                            24,760      13,531     10,970
                                                                       -           -        280
                                                                --------    --------   --------
Net income
                                                                $ 24,760    $ 13,531   $ 11,250
                                                                ========    ========   ========
Earnings per share data
 Primary:
  Income before cumulative effect of
    accounting change
  Cumulative effect of accounting change                        $    .94    $    .60   $    .52
                                                                       -           -        .01
  Net income                                                    --------    --------   --------
                                                                $    .94    $    .60   $    .53
 Fully diluted:                                                 ========    ========   ========
  Income before cumulative effect of
    accounting change
  Cumulative effect of accounting change                        $    .86    $    .59   $    .52
                                                                       -           -        .01
  Net income                                                    --------    --------   --------
                                                                $    .86    $    .59   $    .53
                                                                ========    ========   ========
Weighted average number of
 common shares outstanding:                                       26,198      22,479     21,253
   Primary                                                      ========    ========   ========

                                                                  32,642      28,429     22,861
   Fully diluted                                                ========    ========   ========




The Notes to Consolidated Financial Statements are an integral part of this statement.

                         CONSOLIDATED BALANCE SHEET
                    Omnicare, Inc. and Subsidiary Companies

(In thousands except share data)
                                                                                            December 31,
ASSETS                                                                               1995                   1994
                                                                                  ---------              ---------
Current assets:
   Cash and cash equivalents                                                       $ 40,137               $ 34,553
   Marketable securities                                                                  -                 45,245
   Accounts receivable, less allowances
     of $4,761 (1994-$3,681)                                                         80,247                 60,083
   Inventories                                                                       28,841                 21,116
   Deferred income tax benefits                                                       6,600                  5,818
   Other current assets                                                               5,247                  3,445
                                                                                   --------               --------
      Total current assets                                                          161,072                170,260
Properties and equipment, at cost
 less accumulated depreciation                                                       32,458                 23,452
Goodwill, less accumulated amortization
  of $10,448 (1994-$6,832)                                                          157,843                114,376
Other assets                                                                          9,463                  9,117
                                                                                   --------               --------
      Total assets                                                                 $360,836               $317,205
                                                                                   ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $ 22,020               $ 17,666
   Amounts payable pursuant to acquisition agreements                                13,642                  4,576
   Current portion of long-term debt                                                  1,051                  5,549
   Accrued employee compensation                                                      5,338                  3,230
   Liabilities relating to discontinued operations                                    1,547                  2,399
   Other current liabilities                                                         11,090                 11,290
                                                                                   --------               --------
      Total current liabilities                                                      54,688                 44,710

Long-term debt                                                                       82,692                 85,323
Deferred income taxes                                                                 2,621                  1,616
Amounts payable pursuant to acquisition agreements                                    1,418                  2,910
Other noncurrent liabilities                                                          4,656                  2,542
                                                                                   --------               --------

      Total liabilities                                                             146,075                137,101
                                                                                   --------               --------
Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares
    without par value; none issued
   Common stock-authorized 44,000,000 shares
    $1 par; 26,344,588 shares issued
    (1994-15,336,025 pre stock split shares)                                         26,345                 15,336
   Paid-in capital                                                                   99,686                129,971
   Retained earnings                                                                 93,598                 71,475
                                                                                   --------               --------
                                                                                    219,629                216,782
   Treasury stock, at cost-24,268 shares
    (1994-2,488,274 pre stock split shares)                                            (482)               (33,060)
   Deferred compensation                                                             (2,126)                  (858)
   Unallocated stock of ESOP                                                         (2,260)                (2,760)
                                                                                   --------               --------
      Total stockholders' equity                                                    214,761                180,104
                                                                                   --------               --------
      Total liabilities and stockholders' equity                                   $360,836               $317,205
                                                                                   ========               ========


   The Notes to Consolidated Financial Statements are an integral part of this statement.

                     CONSOLIDATED STATEMENT OF CASH FLOW
                   Omnicare, Inc. and Subsidiary Companies

(In thousands)                                                           For the years ended December 31,
                                                                         1995           1994             1993
                                                                     --------------------------------------------
Cash flow from operating activities:
  Income before cumulative effect of accounting change                $ 24,760        $ 13,531         $ 10,970
  Adjustments to reconcile income before cumulative
    effect of accounting change to net cash flow from
    operating activities:
         Depreciation and amortization                                  11,117           8,264            5,908
         Provision for doubtful accounts                                 3,086           2,298            2,296
         Deferred tax provision                                          1,750             917              811
         Cumulative effect of a change in accounting principle               -               -              280
         Changes in assets and liabilities, net of effects
         from acquisition/disposal of businesses:
         Accounts receivable                                           (19,286)        (14,192)         (10,867)
         Inventories                                                    (4,930)         (3,652)             511
         Current and noncurrent assets                                  (1,402)           (443)          (4,126)
         Income taxes payable                                             (857)            428           (6,917)
         Payables and accrued liabilities                                4,335           2,785            2,694
         Current and noncurrent liabilities                              1,301           2,701             (251)
                                                                      --------        --------         --------
              Net cash flow from operating activities                   19,874          12,637            1,309
                                                                      --------        --------         --------
Cash flow from investing activities:
   Acquisition of businesses                                           (35,373)        (40,084)         (24,656)
   Capital expenditures                                                (13,603)         (9,659)          (5,670)
   Marketable securities                                                45,245         (45,245)               -
   Proceeds from sales of properties and equipment                         261             606              120
   Cash flow from discontinued operations                                 (852)         (1,370)             (11)
                                                                      --------        --------         --------
           Net cash flow from investing activities                      (4,322)        (95,752)         (30,217)
                                                                      --------        --------         --------
Cash flow from financing activities:
   Net borrowings on line-of-credit                                     (3,670)           (215)           1,789
   Proceeds from long-term borrowings                                    5,343             141           92,290
   Principal payments on long-term obligations                          (9,130)         (3,426)         (12,086)
   Net proceeds from stock offering                                          -          59,211                -
   Proceeds from exercise of stock options and warrants,
   net of stock tendered in payment                                         70           1,291               (7)
   Dividends paid                                                       (2,581)         (2,756)          (2,928)
                                                                      --------        --------         --------
      Net cash flow from financing activities                           (9,968)         54,246           79,058
                                                                      --------        --------         --------
Net increase (decrease) in cash and cash equivalents                     5,584         (28,869)          50,150
Cash and cash equivalents at beginning of period                        34,553          63,422           13,272
                                                                      --------        --------         --------

Cash and cash equivalents at end of period                            $ 40,137        $ 34,553         $ 63,422
                                                                      ========        ========         ========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Omnicare, Inc. and Subsidiary Companies

(In thousands except per share data)
                                                                                                                      Total
                                     Common   Paid-in     Retained     Treasury     Deferred       Unallocated     Stockholders'
                                      Stock   Capital     Earnings       Stock     Compensation    Stock of ESOP      Equity
                                    -------   -------     --------     --------    ------------    -------------     -------

Balance at December 31, 1992
  As previously reported            $12,843   $ 63,761     $50,005    $(30,077)       $     -        $(3,460)      $ 93,072
  Specialized pooling of interests
    (Note 2)                            202       (194)      1,253           -              -              -          1,261
                                    -------   --------     -------    --------        -------        -------       --------

Balance as restated                  13,045     63,567      51,258     (30,077)             -         (3,460)        94,333
   Net income                             -          -      11,250           -              -              -         11,250
   Dividends paid ($.08 per share)        -          -      (1,472)          -              -              -         (1,472)
   Dividends to former owners
    of Evergreen                          -          -      (1,654)          -              -              -         (1,654)
   Exercise of stock options             51        902           -      (1,049)             -              -            (96)
   Stock awards                           2         87           -           -              -              -             89
   Decrease in unallocated stock
    of ESOP                               -         -            -           -              -            300            300
                                    -------   --------      -------   --------        -------        -------       --------
Balance at December 31, 1993         13,098     64,556      59,382     (31,126)             -         (3,160)       102,750
   Lo-Med pooling of interests
    (Note 2)                            371       (341)      1,120           -              -              -          1,150
   Net income                             -          -      13,531           -              -              -         13,531
   Dividends paid ($.09 per share)        -          -      (1,759)          -              -              -         (1,759)
   Dividends to former owners
     of Evergreen                         -          -        (397)          -              -              -           (397)
   Dividends to former owners
     of Lo-Med                            -          -        (402)          -              -              -           (402)
   Stock issued in public offering    1,624     57,587           -           -              -              -         59,211
   Stock and warrants issued in
     connection with acquisitions        75      3,616           -           -              -              -          3,691
   Exercise of warrants                   -        529           -         658              -              -          1,187
   Exercise of stock options            117      2,432           -      (2,592)             -              -            (43)
   Stock awards, net of amortization     51      1,592           -           -           (858)             -            785
   Decrease in unallocated stock
     of ESOP                              -          -           -           -              -            400            400
                                    -------   --------     -------    --------        -------        -------       --------
Balance at December 31, 1994         15,336    129,971      71,475     (33,060)          (858)        (2,760)       180,104
  Net income                              -          -      24,760           -              -              -         24,760
  Dividends paid ($.10 per share)         -          -      (2,581)          -              -              -         (2,581)
  Two-for-one stock split            10,429    (45,524)          -      35,095              -              -              -
  Conversion of subordinated debt         4         49           -           -              -              -             53
  Stock and warrants issued in
    connection with acquisitions        254     10,632           -           -              -              -         10,886
  Exercise of warrants                    -        298           -        (298)             -              -              -
  Exercise of stock options              82      1,760           -      (1,902)             -              -            (60)
  Stock awards, net of amortization      52      2,636           -        (317)        (1,268)             -          1,103
  Decrease in unallocated stock
    of ESOP                               -          -           -           -              -            500            500
  Other                                 188       (136)        (56)          -              -              -             (4)
                                    -------   --------     -------    --------        -------        -------       --------
Balance at December 31, 1995        $26,345   $ 99,686     $93,598    $   (482)       $(2,126)       $(2,260)      $214,761
                                    =======   ========     =======    ========        =======        =======       ========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

   Omnicare, Inc. ("Company") operates in one business segment which includes the distribution of pharmaceuticals, related pharmacy management services and medical supplies to long-term care institutions and their residents in the U.S. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries as well as 50% of the accounts of Heartland Healthcare Services, a 50/50 partnership between the Company and Health Care and Retirement Corporation. All significant intercompany transactions are eliminated.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

   The Company considers all investments in highly liquid instruments with maturities of three months or less at the date purchased to be cash equivalents. Investments in cash equivalents are carried at cost which approximates market value with any associated purchase discount or premium amortized over the period to maturity.

   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under these rules, debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the intent and ability to hold to maturity are classified either as "available-for-sale" or as "trading" and are carried at fair value. At December 31, 1995 and 1994, the Company had no investments that qualified as available-for-sale or trading. Marketable securities at December 31, 1994 consist of U.S. Treasury obligations which matured in 1995 and are stated at cost, which approximates fair value. The fair values are based on quoted market prices.

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

GOODWILL, INTANGIBLES AND OTHER ASSETS

   Intangible assets, comprised primarily of goodwill, arising from business combinations accounted for as purchase transactions are amortized using the straight-line method over their estimated useful lives, not in excess of forty years.

   On an annual basis, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flow on an undiscounted basis. In management's opinion, no such impairment exists at December 31, 1995 or 1994.

   Debt issuance costs are included in other assets and are amortized using the straight-line method over the life of the related debt.


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

PER SHARE DATA

   Primary earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period and common stock equivalents, if material. Fully diluted earnings per share include common stock equivalents and assume the conversion of the 5.75% Convertible Subordinated Notes due 2003 into common stock. Additionally, interest expense and amortization of debt issuance costs arising from these convertible securities are added, net of related income taxes, to income for the purpose of calculating fully diluted earnings per share.

   The Board of Directors declared a two-for-one split of the Company's $1 par value common stock effective June 21, 1995. As a result of the split, 12,944,180 additional shares were issued including 2,514,994 from treasury stock. Additional paid-in capital and treasury stock were reduced by $45,524,000 and $35,095,000, respectively. All references in the financial statements to share and per share amounts have been adjusted to reflect the stock split.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1996, the Company will adopt provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company will continue to follow the measurement principles prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will disclose the pro forma impact of using the fair value measurement principles of SFAS No. 123.

   Effective January 1, 1996, the Company will adopt provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement establishes accounting standards for recording the impairment of long-lived assets. The Company expects that adoption of this statement will not have a material impact on its results of operations or financial position.

RECLASSIFICATIONS

    Certain reclassifications of prior year amounts have been made to conform with the current year presentation.


NOTE 2 - ACQUISITIONS

   Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents.

   On June 30, 1995, the Company issued 403,185 shares of its Common Stock for all of the outstanding common stock of Specialized Pharmacy Services, Inc. ("Specialized"). On September 30, 1994, the Company issued 2,222,644 shares of its Common Stock for all the outstanding common stock of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. ("EPE") (collectively, "Evergreen"). These acquisitions were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisitions to include the results of operations, financial position and cash flow of Specialized and Evergreen. In accordance with accounting rules for pooling of interests transactions, charges to operating income for acquisition-related expenses were recorded upon completion of the acquisitions. These acquisition-related expenses totaled $1,292,000, or $989,000 after taxes, for the Specialized transaction and $2,380,000, or $1,860,000 after taxes, for the Evergreen transaction. Net sales and net income for Omnicare and Evergreen prior to the Evergreen transaction and Omnicare and Specialized prior to the Specialized transaction are as follows (in thousands):

                                 Omnicare    Specialized    Evergreen
                                 --------    -----------    ---------
Six months ended June 30, 1995:
   Sales                         $171,211      $16,441         (a)
   Net income                       9,861          286         (a)
Year ended December 31, 1994:
   Sales                         $275,663      $31,992         (a)
   Net income                      13,406          125         (a)
Nine months ended
  September 30, 1994:
   Sales                         $172,876      $23,748       $25,324
   Net income                       7,091           66         1,877
Year ended December 31, 1993:
   Sales                         $159,574      $29,425       $34,130
   Net income                       9,014         (141)        2,377

[FN]

(a) The results of operations of Evergreen are included in the consolidated results of Omnicare for these periods.

   During 1995, the Company completed acquisitions of the following institutional pharmacy businesses: Shore Pharmaceutical Providers, Inc. in Westbury, New York, in January; North Shore Pharmacy Services, Inc. in Boston, Massachusetts, Genrex Nursing Home Pharmacy Division of Genovese Drug Stores, Inc. in Melville, New York and Consulting and Pharmaceutical Services, Inc. in Yakima, Washington, in March; Pioneer I.V., Ltd. in Moline, Illinois, in May; Specialized in Livonia, Michigan, in June; CPM Datascript, Corp. in Hollis, New York, in July; the nursing home pharmacy business of Rite Aid Corp. in September; and Apex Long-Term Care Pharmacy, Inc. in Hamden, Connecticut, in December. Also in September, the Company acquired a care planning software developer and marketer, the Dynatran Computer Systems Division of Health Spectrum, Inc. in Portland, Oregon.

   During 1994, the Company completed the acquisitions of Care Pharmaceutical Services, Inc. in Griffith, Indiana and Schaufler Prescription Pharmacy in Belleville, Illinois, in March; Weber Medical Systems, Inc. in Skokie, Illinois and Lo-Med Prescription Services, Inc. ("Lo-Med") in Wadsworth, Ohio, in June; UniCare, Inc. in Montgomery, Alabama, in August; and Lawrence Medical Supply, Inc. in Deerfield, Illinois and Evergreen in Kirkland, Washington, in September.

   During 1993, the Company completed the acquisitions of Freed's Pharmacy, Inc. in Overland Park, Kansas, in March; Kansas City Nursing Services, Inc. in Kansas City, Kansas, Enloe Drugs, Inc. in Decatur, Illinois and Anderson Medical Services, Inc., in Dover, Ohio, all in the fourth quarter.

   The Specialized, Evergreen and Lo-Med acquisitions were accounted for as pooling of interests transactions. Prior period financial statements have been restated to include the historical results of Specialized and Evergreen. The impact of the Lo-Med transaction on the Company's historical financial statements is not significant; consequently, prior period financial statements have not been restated for this transaction. All other acquisitions have been accounted for as purchase transactions. The purchase prices have been allocated to the estimated fair value of the tangible and intangible net assets acquired. The following table summarizes the aggregate purchase price for all businesses acquired which have been accounted for under the purchase method (in thousands):

                                                                 Businesses acquired in
                                                                 ----------------------
                                                          1995            1994            1993
                                                          ----            ----            ----
Cash                                                    $21,309         $17,954         $16,100
Amounts payable in the future
 (through 1998)                                           4,797           3,107          10,900
Common stock                                             10,856           2,819               -
Warrants                                                     30             872               -
Assumption of indebtedness                                  197           2,027             600
                                                        -------         -------         -------

                                                        $37,189         $26,779         $27,600
                                                        =======         =======         =======

Amounts contingently payable                            $ 3,569         $ 4,809         $ 6,900
                                                        =======         =======         =======


   Amounts payable in the future are subject to set-off for claims of indemnity. Amounts contingently payable totaled $11.2 million at December 31, 1995 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved. The 1995 acquisitions carry certain pre-acquisition contingencies which will be resolved within one year of the transaction and which aggregate $3.6 million at December 31, 1995. The pre-acquisition contingencies for the 1994 acquisitions totaled $1.3 million at December 31, 1994.

   Cash in the above table represents payments made in the year of acquisition. This amount differs from cash paid for the acquisition of the businesses in the Consolidated Statement of Cash Flow due primarily to purchase price payments made during the year pursuant to acquisition agreements entered into in prior years.

   Warrants outstanding as of December 31, 1995 represent the right to purchase 516,000 shares of common stock and were issued in connection with certain acquisitions. These warrants can be exercised at any time through 1998 at prices ranging from $13.43 to $23.64 per share. Warrants to purchase 34,000 shares of common stock, issued in prior years, were exercised in 1995.

   The results of operations of the companies acquired in purchase transactions have been included in the consolidated results of operations of the Company from the dates of acquisition. Unaudited pro forma data (net of the cost of capital related to the cash purchase prices) as though the Company had acquired these businesses at the beginning of each of the years are set forth below and include the pooling transactions with Specialized, Evergreen and Lo-Med (in thousands except per share data):

                                   For the years ended December 31,
                                       1995       1994      1993(a)
                                   --------------------------------
Pro Forma
---------
Sales                               $414,938   $365,392   $269,667
Net income                            25,045     15,245     13,042
Earnings per share:
 Primary                            $    .95   $    .66   $    .59
 Fully diluted                      $    .86   $    .64   $    .59


(a) 1993's pro forma data do not include any businesses acquired in 1995 and, therefore, are not comparable to the 1995 and 1994 pro forma data.

   The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.


NOTE 3 - CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
    A summary of cash and cash equivalents and marketable securities follows (in thousands):

                                              December 31,
                                             1995      1994
                                           -----------------
Cash and cash equivalents:
  Cash                                     $ 7,418   $ 3,042
  Money market funds                           197       251
  U.S. Treasury-backed repurchase
    agreements                              32,522    31,260
                                           -------   -------

                                           $40,137   $34,553
                                           =======   =======

Marketable securities                      $     -   $45,245
                                           =======   =======


   Repurchase agreements represent investments in U.S. Treasury bills under agreements to resell, usually overnight, but in no case longer than 30 days. The Company has a collateralized interest in the underlying securities, which are segregated in the accounts of the bank counterparty. At December 31, 1994, Fifth Third Bank of Cincinnati, Ohio was the counterparty for $19,446,000 of the repurchase agreements, which matured on January 3, 1995.

NOTE 4 - PROPERTIES AND EQUIPMENT

   A summary of properties and equipment follows (in thousands):

                                               December 31,
                                            1995         1994
                                          --------------------

Land                                      $    247    $    257
Buildings                                    1,496       1,458
Machinery and equipment                     27,487      19,883
Furniture, fixtures
 and leasehold improvements                 22,264      15,126
                                          --------    --------
                                            51,494      36,724
Accumulated depreciation                   (19,036)    (13,272)
                                          --------    --------

                                          $ 32,458    $ 23,452
                                          ========    ========

NOTE 5 - LEASING ARRANGEMENTS

   The Company has operating leases which cover various real and personal property. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no contingent rentals in the Company's operating leases.

   The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year at December 31, 1995 (in thousands):

    1996                  $ 2,951
    1997                    2,760
    1998                    2,426
    1999                    1,784
    2000                    1,352
   Later years              3,404
                          -------
   Total minimum
   payments required      $14,677
                          =======
   Total rent expense under operating leases follows (in thousands):

   For the years ended December 31,

                       1993                     $3,035
                       1994                      3,470
                       1995                      4,567


NOTE 6 - LONG-TERM DEBT

   A summary of long-term debt follows (in thousands):

                                                December 31,
                                              1995         1994
                                            ---------------------

Convertible Subordinated Notes due 2003     $80,445       $80,500
Employee Stock Ownership Plan
  Loan Guarantee                              2,260         2,760
Line of credit (Specialized)                      -         3,670
Notes payable (Specialized)                       -         3,155
Capitalized lease obligations                 1,038           787
                                            -------       -------
                                             83,743        90,872
Less current portion                         (1,051)       (5,549)
                                            -------       -------

                                            $82,692       $85,323
                                            =======       =======

   On October 1, 1993, the Company issued $80,500,000 principal amount of 5.75% Convertible Subordinated Notes ("Notes") due 2003. The Notes are convertible into common stock at any time at the option of the holder at a price of $14.44 per share. The Notes are redeemable at the option of the Company beginning in October 1996, at redemption prices ranging from 103.83% of the principal amount in 1996 to 100.64% in 2001 and 100% thereafter. Absent conversion of the Notes into common stock or redemption by the Company at its election as described above, the Notes are due on October 1, 2003. Interest on the notes is payable semiannually, due in October and April of each year, until conversion or redemption. Debt issuance costs are included in other assets and amortized using the straight-line method over the 10 year life of the Notes. The Company amortized $310,000 of deferred debt issuance costs in both 1995 and 1994.
Based on the market value of the Notes in the last over-the-counter trade prior to year-end, the estimated fair value of the Notes at December 31, 1995 was $250,000,000. The fair value of all other financial instruments of the Company approximates the amounts presented on the consolidated balance sheet.

   In 1988, the Company established an Employee Stock Ownership Plan ("ESOP") which currently covers certain acquired entities' employees and corporate headquarters employees. The ESOP used proceeds from a $4 million bank loan to purchase 986,874 shares of the Company's common stock on the open market at prices ranging from $3.88 to $4.25 per share. Inasmuch as the Company has guaranteed the repayment of this obligation, it has recorded the ESOP's bank debt as long-term debt and also as a reduction of stockholders' equity in the accompanying consolidated balance sheet.

   The ESOP services its debt with Company contributions, which were previously made to the Company's Employee Savings and Investment Plan, and dividends received on shares held by the ESOP. Principal and interest payments on the bank debt are made in increasing quarterly installments over a ten-year period, the final payment being due on December 31, 1998. The loan bears interest at the per annum rate of 7% and is secured by the unallocated shares of common stock held by the ESOP trust. These unallocated shares had a fair market value equal to $18,230,000 at December 31, 1995.

   The Company funds ESOP expense as accrued. The components of total ESOP expense are as follows (in thousands):

                                 For the years ended December 31,
                                    1995        1994      1993
                                 --------------------------------
Interest expense                   $ 182       $ 214     $ 238
Principal payments                   500         400       300
Dividends on ESOP stock              (76)        (70)      (64)
                                   -----       -----     -----
                                   $ 606       $ 544     $ 474
                                   =====       =====     =====

   At December 31, 1994, $3,670,000 was outstanding and $1,330,000 was available for borrowing under the Specialized line of credit. The interest rate charged equaled 1.75% over the bank's prime rate (10.25% at December 31, 1994). The weighted average interest rate charged on the Specialized line of credit was 10.25% for 1995 and 1994 and 7.75% for 1993. Amounts outstanding under the line of credit were repaid and the line was closed during 1995.

   Specialized notes payable represented various obligations incurred specific to Specialized operations. The weighted average interest rate on the notes approximated 10.1%, 10.7% and 8.8% for 1995, 1994 and 1993, respectively. Included in Specialized notes payable are notes due to the former owners of Specialized for $379,000 as of December 31, 1994. All of these obligations were repaid in 1995.

   In February 1995, the Company reached an agreement with a consortium of six banks for a five-year $135 million revolving line of credit. Borrowings under this agreement bear interest based upon the bank's cost of funds plus a spread of 25 to 75 basis points, dependent upon the Company's performance under certain debt covenants, or the prime rate. Additionally, a commitment fee on the unused portion of the facility is required which ranges from 10 to 25 basis points, and is also based upon the Company's performance under certain debt covenants. No amounts were outstanding under this agreement at December 31, 1995.

   The following is a schedule by year of required long-term debt payments as of December 31, 1995 (in thousands):
                      1996                                $ 1,051
                      1997                                    984
                      1998                                  1,100
                      1999                                    163
                      2000                                      -
                      Later years                          80,445
                                                           ------
                                                          $83,743
                                                           ======

   Total interest payments made in 1995, 1994 and 1993 amounted to $5,421,000, $6,145,000 and $1,684,000, respectively.


NOTE 7 - PUBLIC OFFERING OF COMMON STOCK

   In November 1994, the Company completed a public offering of 8,280,000 shares of common stock of which 3,247,482 shares were sold by the Company resulting in net proceeds of $59,211,000 after deducting issuance costs.


NOTE 8 - STOCK INCENTIVE PLANS

   The Company has stock incentive plans under which it may grant stock awards or options to purchase its common stock at a price equal to the market value at the date of grant. These options become exercisable beginning one year following the date of grant in four approximately equal annual installments.

  The changes in stock options outstanding relating to these plans are summarized below:

                                               Number of            Average
                                                 Shares              Price
                                               ---------            -------
Balance at December 31, 1992                    970,992              $ 7.82

Options granted                                 217,000                8.14
Options exercised                              (101,480)               7.62
Options terminated or cancelled                 (88,500)               9.19
                                              ---------
Balance at December 31, 1993                    998,012                7.79
Options granted                                       -                   -
Options exercised                              (235,076)               6.82
Options terminated or cancelled                       -                   -
                                              ---------

Balance at December 31, 1994                    762,936                8.09

Options granted                                 529,000               24.37
Options exercised                              (163,050)               7.29
Options terminated or cancelled                  (8,000)              24.25
                                              ---------

Balance at December 31, 1995                  1,120,886               15.77
                                              =========

   At December 31, 1995, options for 373,886 shares (1994-363,186;
1993-424,512) were exercisable and 405,986 shares (1994-5,424; 1993-107,680)
were available for granting of additional stock options and awards.

   During 1995, the Company's Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 1,260,000 shares of Company common stock available for grant at an exercise price of 125% of the stock's fair market value at the date of grant. No options have been issued under this plan.

   In 1995 and 1994, the Company granted restricted stock awards to certain key employees covering 99,472 and 98,656 shares, respectively, of common stock. No such stock awards were granted in 1993. These shares vest over a five-to seven-year period and are restricted as to the transfer of ownership.

   In 1995, 1994 and 1993, the Company granted unrestricted stock awards covering 3,200, 3,600 and 4,200 shares, respectively, of its common stock to members of the Board of Directors of the Company.


NOTE 9 - RELATED PARTY TRANSACTIONS

   The Company contracted with a subsidiary of Chemed Corporation (Chemed), a 2% stockholder, to assist in the development of a new data processing system to integrate and standardize all operational and financial reporting functions.

   The Company also subleases its corporate offices from Chemed and is charged for the occasional use of Chemed's corporate aviation department and other incidental expenses based on Chemed's cost. The Company believes that the method by which such charges are determined is reasonable and that the charges are essentially equal to that which would have been incurred if the Company had operated as an unaffiliated entity. Charges to the Company for these services were $4,535,000, $2,951,000 and $1,624,000 in 1995, 1994 and 1993,
respectively. Net amounts owed by the Company to Chemed were $667,000 and $845,000 at December 31, 1995 and 1994, respectively.

   Included in accounts receivable are amounts due from companies affiliated with the former owners of Evergreen. These amounts, net of payables, totaled $479,000 and $850,000 at December 31, 1995 and 1994, respectively.

   Effective May 1, 1993, Evergreen leased one of its facilities from a partnership, a partner of which is a former owner of Evergreen. Rent expense of $549,000, $569,000 and $437,000 was paid under this lease in 1995, 1994 and
1993, respectively.


NOTE 10 - EMPLOYEE BENEFIT PLANS

   The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of a company sold by Omnicare in 1992, for which benefits ceased accruing upon the sale. Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994.

   Retirement benefits are based primarily on an employee's years of service and compensation near retirement. Plan assets are invested in U.S. Treasury obligations. The Company's policy is to fund pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

   The funded status of the plan was as follows (in thousands):

                                            December 31,
    Actuarial present value of:            1995      1994
                                          ---------------
       Unvested benefit obligation       $    5    $    5
       Vested benefit obligation          1,718     1,385
                                         ------    ------
       Accumulated benefit obligation     1,723     1,390
       Effect of projected future
          salary increases                    -         -
                                         ------    ------
       Projected benefit obligation       1,723     1,390
    Plan assets at fair market value      2,117     1,762
                                         ------    ------
    Plan assets greater than
       projected benefit obligation         394       372
    Unrecognized net gain                  (247)     (262)
                                         ------    ------
    Prepaid pension asset                $  147    $  110
                                         ======    ======


    The components of the Company's pension (income) cost follow
(in thousands):

                                           For the years ended
                                                December 31,
                                            1995     1994    1993
                                           ----------------------
    Service costs - benefits earned
     during the period, net                $   -    $   -   $  81
    Interest cost on projected benefit
     obligation and service costs            112      103     133
    Expected return on plan assets          (149)    (158)   (104)
                                           -----    -----   -----
    Pension (income) cost                  $ (37)   $ (55)  $ 110
                                           =====    =====   =====


   Actuarial assumptions used to calculate the prepaid pension asset and pension (income) cost include a 7.25% discount rate as of December 31, 1995 (8% at December 31, 1994 and 1993), an expected long-term rate of return on assets of 8% and a 6% rate of increase in compensation levels in years prior to 1994.

   Expenses relating to the Company's defined contribution and other similar plans (including the ESOP described in Note 6) were $1,700,000, $1,536,000 and $940,000 in 1995, 1994 and 1993, respectively.

   In 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption did not have a material impact on the Company's financial position or results of operations.

NOTE 11 - INCOME TAXES

   The provision for income taxes is comprised of the following (in thousands):

                                            For the years
                                          ended December 31,
                                        1995      1994      1993
                                      ---------------------------
Current:
  Federal                             $13,197    $7,158   $ 4,282
  State and local                       1,473     1,072       920
                                      -------    ------   -------
                                       14,670     8,230     5,202
                                      -------    ------   -------
Deferred:
  Federal                               1,272       802     1,109
  State                                   478       115      (298)
                                      -------    ------    ------

                                        1,750       917       811
                                      -------    ------    ------
  Income taxes                        $16,420    $9,147    $6,013
                                      =======    ======    ======


   Tax benefits related to the exercise of stock options and stock awards have been credited to paid-in capital in amounts of $1,357,000, $947,000 and $234,000 for 1995, 1994 and 1993, respectively.

   The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rates of 35% for 1995 and 1994 and 34% for 1993 is explained in the following table (in thousands):

                                             For the years ended December 31,
                                          1995            1994            1993
                                    --------------   -------------   -------------
Federal income tax at the
  statutory rate                    $14,413  35.0%   $7,937  35.0%   $5,774  34.0%
Amortization of nondeductible
  intangible assets                     408   1.0       372   1.6        42    .2
State and local income taxes,
  net of federal income tax benefit   1,268   3.1       772   3.4       412   2.4
Tax effect of EPE S Corporation
  income                                  -     -      (345) (1.5)     (280) (1.6)
Other                                   331    .8       411   1.8        65    .4
                                    -------  ----    ------  ----    ------  ----

Income taxes                        $16,420  39.9%   $9,147  40.3%   $6,013  35.4%
                                    =======  ====    ======  ====    ======  ====


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

   Effective January 1, 1993, the Company adopted SFAS No. 109, which requires the use of an asset and liability method of accounting for income taxes. The cumulative effect of this adoption resulted in a gain of $280,000 ($.01 per share) and was otherwise not material to the Company's financial position or results of operations.

   Income tax payments made in 1995, 1994 and 1993 amounted to $14,014,000, $5,569,000 and $11,412,000, respectively.

    A summary of deferred tax assets and liabilities follows (in thousands):

                                                                                December 31,
                                                                            1995             1994
                                                                           ------           ------

Accounts receivable reserves                                               $4,469           $3,183
Accrued liabilities                                                         4,929            3,944
Other                                                                         104                5
                                                                           ------           ------
    Gross deferred tax assets                                              $9,502           $7,132
                                                                           ======           ======

Fixed assets and depreciation methods                                      $  973           $  611
Amortization of intangibles                                                 3,798            1,954
Other                                                                         752              365
                                                                           ------           ------
    Gross deferred tax liabilities                                         $5,523           $2,930
                                                                           ======           ======

   The Company has evaluated its net deferred tax asset position and has concluded that a valuation allowance is not required as these net assets are more likely than not to be realized.

NOTE 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

  The following table presents the Company's quarterly financial information for 1995 and 1994 (in thousands except per share data):

                                          First        Second        Third          Fourth          Full
                                        Quarter        Quarter      Quarter        Quarter          Year
                                        ----------------------------------------------------------------
1995(b)

Sales                                    $90,527       $97,125       $102,145       $109,839       $399,636
Cost of sales                             65,879        70,168         73,198         78,470        287,715
                                         -------       -------       --------       --------       --------
Gross profit                              24,648        26,957         28,947         31,369        111,921
Selling, general and
  administrative expenses                 15,413        16,549         16,789         18,219         66,970
Acquisition expenses-pooling
  of interests                                 -         1,292(c)           -              -          1,292(c)
                                         -------       -------       --------       --------       --------
Operating income                           9,235         9,116(c)      12,158         13,150         43,659(c)
Interest expense, net of
 investment income                          (535)         (591)          (638)          (715)        (2,479)
                                         -------       -------       --------       --------       --------
Income before income taxes                 8,700         8,525(c)      11,520         12,435         41,180(c)
Income taxes                               3,449         3,629          4,585          4,757         16,420
                                         -------       -------       --------       --------       --------

Net income                               $ 5,251       $ 4,896(c)    $  6,935       $  7,678       $ 24,760(c)
                                         =======       =======       ========       ========       ========
Earnings per share data:
 Primary                                 $   .20       $   .19(c)    $    .26       $    .28       $    .94(a)(c)
                                         =======       =======       ========       ========       ========
 Fully diluted                           $   .19       $   .18(c)    $    .24       $    .26       $    .86(a)(c)
                                         =======       =======       ========       ========       ========

1994(b)

Sales                                    $68,215       $73,901       $ 79,832       $ 85,707       $307,655
Cost of sales                             50,998        54,828         58,924         62,783        227,533
                                         -------       -------       --------       --------       --------
Gross profit                              17,217        19,073         20,908         22,924         80,122
Selling, general and
  administrative expenses                 10,550        11,959         13,173         14,429         50,111
Acquisition expenses-pooling
  of interests                                 -             -          2,380(d)           -          2,380(d)
                                         -------       -------       --------       --------       --------
Operating income                           6,667         7,114          5,355(d)       8,495         27,631(d)
Interest expense, net of
 investment income                        (1,225)       (1,310)        (1,337)        (1,081)        (4,953)
                                         -------       -------       --------       --------       --------
Income before income taxes                 5,442         5,804          4,018(d)       7,414         22,678(d)
Income taxes                               2,033         2,241          1,956          2,917          9,147
                                         -------       -------       --------       --------       --------
Net income                               $ 3,409       $ 3,563       $  2,062(d)    $  4,497       $ 13,531(d)
                                         =======       =======       ========       ========       ========
Earnings per share data:
 Primary                                 $   .16       $   .16       $    .09(d)    $    .19       $    .60(a)(d)
                                         =======       =======       ========       ========       ========
 Fully diluted                           $   .15       $   .16       $    .09(d)    $    .18       $    .59(a)(d)
                                         =======       =======       ========       ========       ========

[FN]
(a) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

(b) The quarterly information presented above for periods prior to the pooling of interests with Specialized on June 30, 1995 has been restated to include Specialized's results of operations.

(c) Includes pooling of interests expenses of $1,292,000 pretax, or $989,000 after taxes ($.04 per primary share and $.03 fully diluted). Net income, excluding this charge, for the year ended December 31, 1995 was $25,749,000 ($.98 per primary share and $.89 fully diluted).

(d) Includes pooling of interests expenses of $2,380,000 pretax, or $1,860,000 after taxes ($.08 per primary share and $.07 fully diluted). Net income, excluding this charge, for the year ended December 31, 1994 was $15,391,000 ($.68 per primary share and $.66 fully diluted).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for information regarding the Company's executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in the Company's 1996 Proxy Statement which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

      Information required under this Item is set forth in the Company's 1996 Proxy Statement which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

     Information required under this Item is set forth in the Company's 1996 Proxy Statement which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS

     Information required under this Item is set forth in the Company's 1996 Proxy Statement which is incorporated herein by reference.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
          REPORTS ON FORM 8-K

  (a)(1)  Financial Statements

          The 1995 Consolidated Financial Statements of Omnicare are included in Part II, Item 8.

  (a)(2)  Financial Statement Schedule

          See Index to the Financial Statement Schedule at page 21 of this Report.

  (a)(3)  Exhibits

          See Index to Exhibits at page E-1 of this Report.

  (b)     Reports on Form 8-K

          During the quarter ended December 31, 1995, the Company did not file any Report on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25 day of March 1996.


                                OMNICARE, INC.

March 25, 1996                  /s/Joel F. Gemunder
                                ----------------------------
                                Joel F. Gemunder, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                 Title                          Date

/s/Edward L. Hutton       Chairman and Director    ----------
-------------------                                         |
                                                            |
Edward L. Hutton          (Principal Executive Officer)     |
                                                            |
/s/Joel F. Gemunder       President and Director            |
-------------------                                         |
Joel F. Gemunder          (Principal Executive Officer)     |
                                                            |
/s/David W. Froesel, Jr.  Senior Vice President and         |
------------------------                                    |
David W. Froesel, Jr.     Chief Financial Officer           |
                          (Principal Financial Officer)     |
                                                            |
/s/Thomas R. Marsh        Vice President and Controller     |
------------------                                          |
Thomas R. Marsh           (Principal Accounting Officer)    |
                                                            |
Ronald K. Baur, Director*           ---                     |
Kenneth W. Chesterman, Director*      |                     |
Charles H. Erhart, Jr., Director*     |                     |
Mary Lou Fox, Director*               |                     |
Thomas C. Hutton, Director*           |               March 25, 1996
Patrick E. Keefe, Director*           |                     |
Sandra E. Laney, Director*            |                     |
Andrea R. Lindell, Director*          |                     |
Sheldon Margen, M.D., Director*       |                     |
Kevin J. McNamara, Director*          |                     |
John M. Mount, Director*              |                     |
Timothy S. O'Toole, Director*         |                     |
D. Walter Robbins, Jr., Director*   ---            ----------

    * Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself as a director and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.


                                  /s/Cheryl D. Hodges
                                  --------------------------
                                  Cheryl D. Hodges
                                  (Attorney-in-Fact)

                                 Schedule II

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                       Valuation and Qualifying Accounts
                                (in thousands)

                                         Additions
                           Balance at    charged                             Write-offs    Balance
                         beginning of    to cost                                net of     at end
                          period      and expenses  Acquisitions  Adjustments  recoveries  of period
                        -----------  ------------  ------------  -----------  ----------  ---------

Allowance for
  uncollectible
  accounts receivable

Year ended
December 31,

  1995                    $3,681        $3,086        $  239      $      -     $(2,245)    $4,761


  1994                     3,187         2,298           722             -      (2,526)     3,681

  1993                     4,005         2,296           283             -      (3,397)     3,187



Allowance for
  uncollectible accounts
  receivable of
  discontinued operations

Year ended
December 31,

   1995                   $ 282        $    -         $    -      $      -      $     -    $  282

   1994                     288             -              -             -           (6)      282

   1993                     481             -              -             -         (193)      288

                         INDEX OF EXHIBITS
                         -----------------
                                               Previous Document
                                               or Location Herein
                                               ------------------
            Number Refers to Item 601
Exhibit       Regulation S-K and        Type of Filing  Previous Exhibit
Sequence     Description of Exhibit     and Filing Date    Page Number
--------     -----------------------    --------------- ----------------

  1    (  3) Restated Certificate of     Form S-3          E-2 - E-6
             Incorporation of Omnicare,  Registration
             Inc.                        No. 33-59689

  2    (3.1) By-Laws of Omnicare, Inc.,  Form 10-K         E-4 - E-13
             as amended                  March 26, 1993

  3    (4.1) Indenture dated as of       Form 8-K          E-1 - E-95
             October 1, 1993             October 20, 1993
             between Omnicare, Inc.
             and NBD Bank, N.A.,
             Trustee, as amended
             October 20, 1993, for
             the 5-3/4% Convertible
             Subordinated Notes
             due 2003.

  4    (5.1) Revolving Credit Agreement  Form 10-Q         14
             dated April 7, 1995         August 14, 1995

  5   (10.1) Executive Salary Protec-              E-3 - E-8
             tion Plan, as amended,
             May 22, 1981

  6   (10.2) 1981 Stock Incentive Plan,  Form 10-K         E-3 - E-14
             as amended                  March 25, 1988

  7   (10.3) 1989 Stock Incentive Plan   Proxy Statement   A-1 - A-6
                                         for 1989 Annual
                                         Meeting of Stock-
                                         holders dated
                                         April 10, 1989

  8   (10.4) 1992 Long-Term Stock        Proxy Statement   A-1 - A-9
             Incentive Plan              for 1992 Annual
                                         Meeting of Stock-
                                         holders dated
                                         April 6, 1992

  9   (10.5) 1995 Premium-Priced         Proxy Statement   A-1 - A-6
             Stock Option Plan           for 1995 Annual
                                         Meeting of Stock-
                                         holders dated
                                         April 10, 1995

 10   (10.6) Excess Benefits Plan        Form 10-K         E-22 - E-32
                                         March 25, 1988

 11   (10.7) Asset Purchase Agreement    Form 8-K          E-1 - E-68
             dated as of March 18,       April 7, 1993
             1993 between Omnicare, Inc.
             and Clar-Ron, Inc.

 12   (10.8) Asset Purchase Agreement    Form 8-K          E-1 - E-87
             dated as of September 2,    September 2, 1994
             1994 between Omnicare, Inc.
             and Evergreen Pharmaceu-
             tical, Inc.

                          INDEX OF EXHIBITS
                          ------------------
                                               Previous Document
                                               or Location Herein
                                               ------------------
           Number Refers to Item 601
Exhibit       Regulation S-K and        Type of Filing  Previous Exhibit
Sequence     Description of Exhibit     and Filing Date    Page Number
--------   -------------------------    --------------- ----------------

  13   (10.9) Form of Indemnification    Proxy Statement   A-1 - A-4
              Agreement with Directors   for 1987 Annual
              and Officers               Meeting of Stock-
                                         holders dated
                                         April 14, 1987

  14  (10.10) Employment Agreements      Form 10-K         E-83 - E-126
              with J. F. Gemunder and    March 29, 1989
              C. D. Hodges dated
              August 4, 1988

  15  (10.11) Amendment to Employment    Form 10-K         E-32 - E-35
              Agreements with J. F.      March 25, 1994
              Gemunder and C. D. Hodges
              dated May 17, 1993

  16  (10.12) Employment Agreement       Form 10-K         E-36 - E-52
              with T. R. Marsh dated     March 25, 1994
              August 4, 1988 and Amendment
              dated May 17, 1993

  17  (10.13) Employment Agreement with  Form 10-K         E-4 - E-18
              P. E. Keefe dated March    March 25,1994
              4, 1993

  18  (10.14) Employment Agreement with  Form 10-K         E-19 - E-31
              K. W. Chesterman dated     March 25, 1994
              May 17, 1993

  19  (10.15) Amendment to Employment    Form 10-K         E-3 - E-7
              Agreements with J. F.      March 25, 1995
              Gemunder, K. W. Chesterman,
              P. E. Keefe, C. D. Hodges
              and T. R. Marsh dated
              May 16, 1994

  20  (10.16) Amendment to Employment              E-9 - E-12
              Agreements with J. F. Gemunder,
              K. W. Chesterman, P. E. Keefe and
              C. D. Hodges dated May 15, 1995

  21  (10.17) Split Dollar Agreement               E-13 - E-24
              with E. L. Hutton dated
              June 1, 1995 (Agreement in the
              same Form exists with J. F.
              Gemunder)

  22  (10.18) Split Dollar Agreement               E-25 - E-35
              with K. W. Chesterman dated
              June 1, 1995 (Agreements in the
              same Form exists with the
              following Executive Officers:
              C. D. Hodges and P. E. Keefe)

  23     (11) Statement re: Computation               E-36
              of Earnings per Common Share

  24     (12) Statement of Computation of Ratio       E-37
              of Earnings to Fixed Charges

  25     (21) Subsidiaries of Omnicare, Inc.          E-38

  26   (23.1) Consent of Price Waterhouse LLP         E-39

  27   (23.2) Consent of BDO Seidman, LLP             E-40

  28     (24) Powers of Attorney                  E-41 - E-53