Form 10-Q
period 1996-03-31
OMNICARE INC
filed 1996-05-15
CIK 353230

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


For Quarter Ended March 31, 1996

Commission File Number 1-8269


                                 OMNICARE, INC.
                                 --------------

 Incorporated under the laws of          I.R.S. Employer Identification
 State of Delaware                             No. 31-1001351


2800 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio  45202-4728
- ---------------------------------------------------------------------
(Address of Principal Executive Offices and Zip Code)


Registrant's telephone number, including area code   (513) 762-6666
- -------------------------------------------------------------------


Indicate by check mark whether the registrant:

    1) has filed all reports required to be filed by Section 13 or 15(6) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and

    2)   has been subject to such filing requirement for the past 90 days.

Yes  x   No
    ---     ---

COMMON STOCK OUTSTANDING
- ------------------------

                                        Number of
                                          Shares             Date
                                        ----------      --------------
        Common Stock, $1 par value      32,325,381      March 31, 1996

                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------


                                     Index

                                                                            Page
                                                                            ----


Part I.    Financial Information:

   Item 1. Financial Statements

      Consolidated Balance Sheet -
           March 31, 1996 and December 31, 1995                                3

      Consolidated Statement of Income -
           Three months ended -
           March  31, 1996 and 1995                                            4

      Consolidated Statement of Cash Flow -
           Three months ended -
           March 31, 1996 and 1995                                             5

      Notes to Consolidated Financial Statements                               6

   Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition                       7

Part II.   Other Information:
   Item 6. Exhibits and Reports on Form 8-K                                   10

Item 1.  Financial Statements
         --------------------

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                   UNAUDITED

(in thousands except share data)
                                                       March 31,        December 31,
ASSETS                                                    1996             1995
                                                       ---------        ---------
Current assets:
  Cash and cash equivalents                            $ 311,668        $  40,137
  Accounts receivable, less allowances                    83,670           80,247
  Inventories                                             34,121           28,841
  Deferred income tax benefits                             6,505            6,600
  Other current assets                                     5,861            5,247
                                                       ---------        ---------
    Total current assets                                 441,825          161,072
Properties and equipment, at cost
 less accumulated depreciation                            36,733           32,458
Goodwill, less accumulated amortization                  162,125          157,843
Other assets                                               9,659            9,463
                                                       ---------        ---------
    Total assets                                       $ 650,342        $ 360,836
                                                       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  20,729        $  22,020
  Amounts payable pursuant to acquisition agreements       4,031           13,642
  Current portion of long-term debt                        1,028            1,051
  Income taxes payable                                     3,681               --
  Accrued employee compensation                            4,118            5,338
  Liabilities relating to discontinued operations          1,367            1,547
  Other current liabilities                               10,182           11,090
                                                       ---------        ---------
    Total current liabilities                             45,136           54,688

Long-term debt                                            82,298           82,692
Deferred income taxes                                      2,807            2,621
Amounts payable pursuant to acquisition agreements         3,309            1,418
Other noncurrent liabilities                               4,935            4,656
                                                       ---------        ---------
    Total liabilities                                    138,485          146,075
                                                       ---------        ---------

Stockholders' equity:
  Preferred stock-authorized 1,000,000 shares
   without par value; none issued
  Common stock-authorized 44,000,000 shares
   $1 par; 32,378,642 shares issued
   (1995-26,344,508 shares)                               32,379           26,345
  Paid-in capital                                        392,211           99,686
  Retained earnings                                      100,935           93,598
                                                       ---------        ---------
                                                         525,525          219,629
  Treasury stock, at cost-53,261 shares
   (1995-24,268 shares)                                   (2,006)            (462)
  Deferred compensation                                   (9,552)          (2,126)
  Unallocated stock of ESOP                               (2,110)          (2,260)
                                                       ---------        ---------
    Total stockholders' equity                           511,857          214,761
                                                       ---------        ---------
    Total liabilities and stockholders' equity         $ 650,342        $ 360,836
                                                       =========        =========



The Notes to Consolidated Financial Statements are an integral part of this statement.

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                   UNAUDITED


(In thousands except per share data)

                                                    Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                  1996              1995(a)
                                               ---------           -------
Sales                                          $ 117,185           $90,527
Cost of sales                                     83,553            65,879
                                               ---------           -------
Gross profit                                      33,632            24,648
Selling, general and administrative expenses      19,433            15,413
                                               ---------           -------
Operating income                                  14,199             9,235
Investment income                                    560             1,096
Interest expense                                  (1,320)           (1,631)
                                               ---------           -------
Income before income taxes                        13,439             8,700
Income taxes                                       5,310             3,449
                                               ---------           -------
Net income                                     $   8,129           $ 5,251
                                               =========           =======
Earnings per share:
 Primary                                       $     .29           $   .20
                                               =========           =======
 Fully diluted                                 $     .27           $   .19
                                               =========           =======
Dividends paid per share                       $     .03           $  .023
                                               =========           =======

Weighted average number of
 common shares outstanding:

 Primary                                          27,924            25,968
                                               =========           =======
 Fully diluted                                    33,549            32,271
                                               =========           =======


(a) Restated for the June 30, 1995 acquisition of Specialized Pharmacy Services, Inc. in a pooling of interests transaction.



The Notes to Consolidated Financial Statements are an integral part of this statement.

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flow
                                   UNAUDITED

(in thousands)                                               Three Months Ended
                                                                   March 31,
                                                       ----------------------------
                                                          1996               1995
                                                       ---------           --------
Cash flow from operating activities:
 Net income                                            $   8,129           $  5,251
Adjustments to reconcile net income
  to net cash flow from operating activities:
   Depreciation and amortization                           3,183              2,464
   Provision for doubtful accounts                         1,279                560
   Deferred tax provision                                    261                 26
   Changes in assets and liabilities, net of effects
    from acquisition/disposal of businesses:
     Accounts receivable                                  (3,714)            (3,055)
     Inventories                                          (4,373)            (2,804)
     Current and noncurrent assets                          (672)              (377)
     Income taxes payable                                  3,681              1,438
     Payables and accrued liabilities                     (2,546)             2,303
     Current and noncurrent liabilities                      462             (1,693)
                                                       ---------           --------
       Net cash flow from operating activities             5,690              4,113
                                                       ---------           --------

Cash flow from investing activities:
  Acquisition of businesses                              (12,805)            (8,028)
  Capital expenditures                                    (5,813)            (3,019)
  Marketable securities                                       --               (735)
  Proceeds from sale of properties and equipment              33                 65
  Cash flow from discontinued operations                    (180)              (176)
                                                       ---------           --------
      Net cash flow from investing activities            (18,765)           (11,893)
                                                       ---------           --------

Cash flow from financing activities:
  Net borrowings on line-of-credit                            --                (50)
  Proceeds from long-term borrowings                          --                 50
  Principal payments on long-term obligations               (136)              (244)
  Net proceeds from stock offering                       286,529                 --
  Exercise of stock options and warrants, net               (995)              (280)
  Dividends paid                                            (792)              (633)
                                                       ---------           --------
      Net cash flow from financing activities            284,606             (1,157)
                                                       ---------           --------
Net increase (decrease) in cash and cash equivalents     271,531             (8,937)
Cash and cash equivalents at beginning of period          40,137             34,553
                                                       ---------           --------
Cash and cash equivalents at end of period             $ 311,668           $ 25,616
                                                       =========           ========

Supplemental disclosures of cash flow information
- -------------------------------------------------
Income taxes paid                                      $      --           $  1,213
Interest paid                                              2,426              2,511


The Notes to Consolidated Financial Statements are an integral part of this statement.

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial 3tatements



1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flow of Omnicare, Inc. and its consolidated subsidiaries ("Company") .

2. Since January 1, 1996, the Company has completed four acquisitions including Medical Arts Health Care, Inc. in Conyers, Georgia, Managed Health Care in Springfield, Missouri, and Pharmacy Care Systems Division of Big B, Inc. in Bessemer, Alabama, all in January, and Benwood Pharmacy Services, Inc., Buffalo, New York, in February. All of these transactions have been accounted for as purchase transactions and, accordingly, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. The results of operations of the acquired companies have been included in consolidated results of the Company from the effective dates of the acquisitions.

3. On February 7, 1996, the Board of Directors declared a 20% increase in the Company's quarterly cash dividend to 3 cents per share from the 2.5 cents per share paid in each quarter of 1995.

4. In March 1996, the Company completed a public offering of 5,750,000 shares of common stock resulting in gross proceeds of $298,281,000 (before underwriting discounts and expenses).

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition.
         --------------------


Results of Operations

   Net income for the three months ended March 31, 1996 increased 55% to $8,129,000 from the $5,251,000 earned in the first quarter of 1995. Earnings per share, on a primary basis, rose 45% to $.29 from the $.20 earned for the same period of 1995. On a fully diluted basis, earnings per share increased 42% to $.27 versus the $.19 earned for the first quarter of 1995. The average number of shares outstanding rose 7%, on a primary basis, and 4%, on a fully diluted basis, over the comparable prior-year period. Sales for the first three months of 1996 of $117,185,000 were 29% higher than the $90,527,000 recorded in the comparable prior-year period.

   The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and sustained internal growth.

   During the first three months of 1996, the Company acquired four institutional pharmacy providers, adding more than 8,300 new nursing facility residents to those already served by the Company. The Company purchased Medical Arts Health, Inc., which serves 2,200 nursing home residents in the Atlanta, Georgia area. The Company also completed the acquisition of Pharmacy Care Systems, the nursing home pharmacy division of retail drug chain Big B, Inc., which serves approximately 1,700 long-term care facility residents in Birmingham, Alabama and Atlanta, Georgia. In addition, the Company acquired Benwood Pharmacy Services, Inc., which serves 1,450 long-term care residents in the Buffalo, New York area and Managed Health Care, which serves 3,000 residents in long-term care facilities in southern Missouri .

   These four acquisitions, combined with internal growth, brought the total number of nursing facility residents served to 229,600 at March 31, 1996, up 37% over the number served one year ago.

   Along with the addition of new clients, internal growth also benefited from higher acuity levels among nursing facility residents, as well as the continued expansion of the Company's infusion therapy services.

   Interest expense, net of investment income, increased by 42% to $760,000 in 1996 due to a significant decrease in the invested cash balance during the quarter, owing primarily to the use of funds for the acquisition of businesses during the twelve month period ended March 31, 1996.

   The effective tax rate of 39.5% for the first quarter of 1996 was comparable to the rate of 39.6% for the prior year quarter.


Liquidity and Capital Resources

   Cash and cash equivalents at March 31, 1996 increased by $271,531,000 to $311,668,000 from the $40,137,000 balance at December 31, 1995. In March 1996, the Company completed a public offering of 5,750,000 shares of common stock resulting in gross proceeds of $298,281,000 (before underwriting discounts and expenses) . The company's capital requirements are primarily related to its acquisition program. In the first quarter of 1996, the Company made four acquisitions for an aggregate capital investment of approximately $12 million. Such acquisitions were financed from cash and cash equivalents and the issuance of 17,954 shares of common stock for the Medical Arts acquisition. There are no material commitments outstanding at March 31, 1996 other than acquisition-related payments which may be made contingent on the performance of businesses acquired.

   The Company has a $135 million revolving credit facility with a consortium of six banks. No amounts were outstanding at March 31, 1996 under the credit facility. The Company's current ratio at March 31, 1996 and December 31, 1995 was 9.8 to 1 and 2.9 to 1, respectively .

   On February 7, 1996, the Company's Board of Directors increased the quarterly cash dividend by 20% to 3 cents per share for an indicated annual rate of 12 cents per share in 1996. Dividends of $792,000 were paid in March 1996 versus the $632,000 paid in March 1995.

   The Company believes its sources of capital are adequate for its needs .

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)     Exhibits

                 Exhibit                                        Page
                 Number             Exhibit                    Number
                 ------             -------                    ------
                   11      Computation of Earnings per Share      11

         (b) REPORTS ON FORM 8-K - On February 26, 1996, a Form 8-K was filed to report the audited financial statements and management's discussion and analysis of operations and financial condition as of and for the three years in the period ended December 31, 1995.




                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Omnicare, Inc.
                                     --------------------------
                                        (Registrant)

Date    May 14, 1996              By /s/ Joel F. Gemunder
     ----------------------          --------------------------
                                     Joel F. Gemunder
                                     President
                                     (Principal Executive Officer)

Date    May 14, 1996              By  /s/ David W. Froesel, Jr.
     ----------------------          --------------------------
                                      David W. Froesel, Jr.
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)