Form 10-Q
period 1996-06-30
OMNICARE INC
filed 1996-08-13
CIK 353230

                              FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


              Quarterly Report Under Section 13 or 15(d)
                of The Securities Exchange Act of 1934


For Quarter Ended June 30, 1996

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


COMMON STOCK OUTSTANDING
- ------------------------

                              Number of
                               Shares                 Date
                               ------                 ----
Common Stock, $1 par value    65,533,796          June 30, 1996


                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------


                                      Index


                                                                           Page
                                                                           ----

   Part I.  Financial Information:

      Item 1. Financial Statements

          Consolidated Balance Sheet -
              June 30, 1996 and December 31, 1995                           3

          Consolidated Statement of Income -
              Three and six months ended -
              June 30, 1996 and 1995                                        4

          Consolidated Statement of Cash Flow -
              Six months ended -
              June 30, 1996 and 1995                                        5

          Notes to Consolidated Financial Statements                        6

      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition                 7


   Part II.   Other Information:

      Item 4. Submission of Matters to a Vote of
              Security Holders                                             10

      Item 6. Exhibits and Reports on Form 8-K                             11

Item 1. Financial Statements
        --------------------

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheet
                                  UNAUDITED

(in thousands except share data)

                                                                                  June 30,             December 31,
ASSETS                                                                             1996                   1995
                                                                                 ---------              --------
Current assets:
   Cash and cash equivalents                                                      $302,996              $ 40,137
   Accounts receivable, less allowances
     of $5,368 (1995-$4,761)                                                        89,364                80,247
   Inventories                                                                      36,617                28,841
   Deferred income tax benefits                                                      6,614                 6,600
   Other current assets                                                              8,194                 5,247
                                                                                  --------              --------
       Total current assets                                                        443,785               161,072
Properties and equipment, at cost
 less accumulated depreciation of
 $22,751 (1995-$15,248)                                                             40,661                32,458
Goodwill, less accumulated amortization
  of $12,627 (1995-$10,448)                                                        168,955               157,843
Other assets                                                                        10,268                 9,463
                                                                                  --------              --------
       Total assets                                                               $663,669              $360,836
                                                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $ 25,286              $ 22,020
   Amounts payable pursuant to acquisition agreements                                1,813                13,642
   Current portion of long-term debt                                                 1,101                 1,051
   Income taxes payable                                                              1,117                     -
   Accrued employee compensation                                                     5,574                 5,338
   Liabilities relating to discontinued operations                                   1,090                 1,547
   Other current liabilities                                                        13,162                11,090
                                                                                 ---------              --------
       Total current liabilities                                                    49,143                54,688

Long-term debt                                                                      78,071                82,692
Deferred income taxes                                                                3,339                 2,621
Amounts payable pursuant to acquisition agreements                                   3,243                 1,418
Other noncurrent liabilities                                                         6,120                 4,656
                                                                                  --------              --------

       Total liabilities                                                           139,916               146,075
                                                                                  --------              --------
Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares
    without par value; none issued
   Common stock-authorized 110,000,000 shares
    $1 par; 65,595,496 shares issued
    (1995-26,344,508 pre stock split shares)                                        65,595                26,345
   Paid-in capital                                                                 360,578                99,686
   Retained earnings                                                               110,355                93,598
                                                                                  --------              --------
                                                                                   536,528               219,629
   Treasury stock, at cost-61,700 shares
    (1995-24,268 pre stock split shares)                                              (810)                 (482)
   Deferred compensation                                                           (10,005)               (2,126)
   Unallocated stock of ESOP                                                        (1,960)               (2,260)
                                                                                  --------              --------
       Total stockholders' equity                                                  523,753               214,761
                                                                                  --------              --------
       Total liabilities and stockholders' equity                                 $663,669              $360,836
                                                                                  ========              ========


   The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income

(in thousands except per share data)


                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                               JUNE 30,                           JUNE 30,
                                                                       ------------------------           ------------------------
                                                                         1996             1995              1996             1995
                                                                         ----             ----              ----             ----

Sales                                                                  $121,833         $97,125           $239,018         $187,652
Cost of sales                                                            86,738          70,168            170,291          136,047
                                                                       --------         -------           --------         --------

Gross profit                                                             35,095          26,957             68,727           51,605
Selling, general and administrative expenses                             20,639          16,549             40,072           31,962
Acquisition expenses-pooling-of-interests                                     -           1,292                  -            1,292
                                                                       --------         -------           --------         --------

Operating income                                                         14,456           9,116             28,655           18,351
Investment income                                                         4,018             985              4,578            2,081
Interest expense                                                         (1,215)         (1,576)            (2,535)          (3,207)
                                                                       --------         -------           --------         --------

Income before income taxes                                               17,259           8,525             30,698           17,225
Income taxes                                                              6,863           3,629             12,173            7,078
                                                                       --------         -------           --------         --------

Net income                                                             $ 10,396         $ 4,896           $ 18,525         $ 10,147
                                                                       ========         =======           ========         ========

Earnings per share(A):
 Primary                                                               $    .15         $   .09           $    .30         $    .19
 Fully diluted                                                         $    .14         $   .09           $    .28         $    .18
Dividends paid per share(A)                                            $   .015         $  .013           $    .03         $   .025
Weighted average number of
 common shares outstanding(A):
 Primary                                                                 67,341          52,460             61,595           52,200
                                                                       ========         =======           ========         ========
 Fully diluted                                                           77,825          65,012             72,462           64,780
                                                                       ========         =======           ========         ========

(A)  Adjusted for two-for-one stock split distributed June 27, 1996.


The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                       Consolidated Statement of Cash Flow
                                    UNAUDITED


(in thousands)                                                                                  Six Months Ended
                                                                                                    June 30,
                                                                                           --------------------------
                                                                                             1996             1995
                                                                                           --------         --------

 Cash flow from operating activities:
  Net income                                                                               $ 18,525         $ 10,147
 Adjustments to reconcile net income
     to net cash flow from operating activities:
    Depreciation and amortization                                                             6,416            4,936
    Provision for doubtful accounts                                                           2,009            1,351
    Deferred tax provision                                                                      811              368
    Changes in assets and liabilities, net of effects
       from acquisition/disposal of businesses:
          Accounts receivable                                                                (9,954)          (7,467)
          Inventories                                                                        (6,288)          (2,906)
          Current and noncurrent assets                                                      (3,097)          (1,080)
          Income taxes payable                                                                1,117           (1,557)
          Payables and accrued liabilities                                                    3,357            1,423
          Current and noncurrent liabilities                                                  4,541            1,418
                                                                                           --------         --------
             Net cash flow from operating activities                                         17,437            6,633
                                                                                           --------         --------
 Cash flow from investing activities:
   Acquisition of businesses                                                                (19,819)         (16,774)
   Capital expenditures                                                                     (10,631)          (6,718)
   Marketable securities                                                                          -           19,240
   Proceeds from sale of properties and equipment                                                94              187
   Cash flow from discontinued operations                                                      (457)            (410)
                                                                                           --------         --------
             Net cash flow from investing activities                                        (30,813)          (4,475)
                                                                                           --------         --------
Cash flow from financing activities:
   Net borrowings (repayments) on line-of-credit                                                  -           (3,670)
   Proceeds from long-term borrowings                                                             -              856
   Principal payments on long-term obligations                                                 (318)          (4,448)
   Net proceeds from stock offering                                                         279,159                -
   Exercise of stock options and warrants, net                                                 (838)             (84)
   Dividends paid                                                                            (1,768)          (1,275)
                                                                                           --------         --------
             Net cash flow from financing activities                                        276,235           (8,621)
                                                                                           --------         --------
Net  increase (decrease) in cash and cash equivalents                                       262,859           (6,463)
Cash and cash equivalents at beginning of period                                             40,137           34,553
                                                                                           --------         --------
Cash and cash equivalents at end of period                                                 $302,996         $ 28,090
                                                                                           ========         ========

Supplemental disclosures of cash flow information

Income taxes paid                                                                          $  8,530         $  6,603
Interest paid                                                                                 2,590            2,937



The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flow of Omnicare, Inc. and its consolidated subsidiaries ("Company").
2. Since January 1, 1996, the Company has completed five acquisitions including Medical Arts Health Care, Inc. in Conyers, Georgia, Managed Health Care in Springfield, Missouri, and Pharmacy Care Systems Division of Big B, Inc. in Bessemer, Alabama, all in January, Benwood Pharmacy Services, Inc., Buffalo, New York, in February, and Prometheus Pharmacy Company, Inc. Newington, Connecticut, in June. All of these transactions have been accounted for as purchase transactions and, accordingly, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. The results of operations of the acquired companies have been included in consolidated results of the Company from the effective dates of the acquisitions.
3. On May 20, 1996, the Board of Directors declared a two-for-one split of the Company's $1 par value common stock payable on June 27, 1996 to stockholders of record on June 5, 1996. As a result of the split, 32,697,700 additional shares were issued including 8,677 from treasury stock. Additional paid-in capital and treasury stock were reduced by $33,147,000 and $458,000, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts for 1995 have been restated to reflect the stock split.

Item 2.  Management's Discussion and Analysis of Results
         -----------------------------------------------
         of Operations and Financial Condition.
         --------------------------------------

Results of Operations
      Net income for the second quarter ended June 30, 1996 rose 112% to $10,396,000 from the $4,896,000 earned in the second quarter of 1995. Primary earnings per share rose 67% to $.15 from the $.09 earned in the same period of 1995. Fully diluted earnings per share increased 56% to $.14 versus the $.09 earned a year ago. The average number of shares outstanding rose 28%, on a primary basis, and 20%, on a fully diluted basis, over the comparable prior-year period. Earnings for the second quarter of 1995 included a charge of $1,292,000 before taxes and $989,000 after taxes ($.02 per primary share and $.01 fully diluted) for expenses related to the acquisition of Specialized Pharmacy Services, Inc. in a pooling of interests transaction. Excluding this charge from the same period a year ago, earnings in the second quarter of 1996 rose 77%. Primary earnings per share, on this basis, rose 36%, while fully diluted earnings per share increased 40%. Sales for the second quarter increased 25% to $121,833,000 versus the $97,125,000 recorded a year ago.
      For the first six months of 1996, net income increased 83% to $18,525,000 over the $10,147,000 earned for the six months ended June 30, 1995. Primary earnings per share rose 58% to $.30 from the $.19 earned for the same period a year ago, while fully diluted earnings per share increased 56% to $.28 from the $.18 earned a year ago. Excluding the aforementioned charge for acquisition expenses, earnings for the first six months of 1996 rose 66%. Primary earnings per share, on this basis, increased 43% and fully diluted earnings rose 40%. Sales for the first six months of 1996 grew 27% to $239,018,000 from the $187,652,000 in the first half of 1995.
      The Company's sales and earnings momentum was attributed to its continued focus on acquisitions of institutional pharmacy providers, strong internal growth and further success in developing innovative geriatric pharmaceutical care programs.
      During the second quarter of 1996, one acquisition was completed, and, since June 30, 1996, one additional acquisition has been completed. Together, these acquisitions have added more than 15,500 new nursing facility residents to those already served by the Company. The June acquisition of Prometheus Pharmacy Company, Inc., based in Newington, Connecticut, added approximately 3,000 long-term care facility residents in Connecticut. Also, during August, the Company completed the acquisition of Pompton Nursing Home Suppliers, based in Pompton Plains, New Jersey, which serves over 12,500 residents of nursing homes and other long-term care facilities in New Jersey and New York. These acquisitions, combined with internal growth, bring the total number of nursing facility residents served to 250,000, up 31% over the number served one year ago and a gain of 9% since March 31, 1996.
      Also contributing to the Company's growth were higher acuity levels among nursing facility residents, the further expansion of infusion therapy services, and continued progress at Heartland Healthcare Services, a 50/50 partnership with Health Care and Retirement Corporation.
      Investment income, net of interest expense, of $2,803,000 and $2,043,000, for the three and six month periods ended June 30, 1996, respectively, increased by $3,394,000 and $3,169,000, respectively, over the same periods of 1995 due to an increase in the invested cash balance, owing primarily to the receipt of $298.3 million (before underwriting discounts and expenses) in gross proceeds from a public offering of 5,750,000 shares of common stock in March 1996.
      During the three and six month periods ended June 30, 1996, the effective tax rates of 39.8% and 39.7%, respectively, decreased 2.8 and 1.4 percentage points, respectively, over the comparable prior year periods. These 1996 decreases were caused by the unfavorable impact on last year's tax rates of the nondeductibility of a portion of the expenses related to the Specialized acquisition. Had these acquisition expenses not been incurred in 1995, the effective tax rates for the three and six month periods ended June 30, 1995 would have been 40.1% and 39.9%, respectively, which are comparable to the 1996 rates.

Liquidity and Capital Resources
      Cash and cash equivalents at June 30, 1996 increased by $262,859,000 to $302,996,000 from the $40,137,000 balance at December 31, 1995. In March 1996, the Company completed a public offering of 5,750,000 shares of common stock resulting in gross proceeds of $298,281,000 (before underwriting discounts and expenses). The Company's capital requirements are primarily related to its acquisition program. In the first half of 1996, the Company made five acquisitions for an aggregate capital investment of approximately $19 million. Such acquisitions were financed from cash and cash equivalents and the issuance of 210,588 shares of common stock with a market value of approximately $5.7 million. There are no material commitments outstanding at June 30, 1996 other than acquisition-related payments which may be made contingent on the performance of businesses acquired.
      The Company has a $135 million revolving credit facility with a consortium of six banks. No amounts were outstanding at June 30, 1996 under the credit facility. The Company's current ratio at June 30, 1996 and December 31, 1995 was
9.0 to 1 and 2.9 to 1, respectively.
      Dividends of $1,768,000 were paid during the six months ended June 30, 1996 versus the $1,275,000 paid in the prior year period.
      The Company believes its sources of capital are adequate for its needs.

                          PART II. -- OTHER INFORMATION
                          -----------------------------


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

(a)  Omnicare held its Annual Meeting of Stockholders on May 20,
     1996.

(b) The names of each director elected at this Annual Meeting are as follows:

            Edward L. Hutton                    Patrick E. Keefe
            Joel F. Gemunder                    Sandra E. Laney
            Ronald K. Baur                      Andrea R. Lindell
            Kenneth W. Chesterman               Sheldon Margen, M.D.
            Charles H. Erhart, Jr.              Kevin J. McNamara
            Mary Lou Fox                        John A. Mount
            Cheryl D. Hodges                    Timothy S. O'Toole
            Thomas C. Hutton                    D. Walter Robbins


(c) The Stockholders then approved the adoption of the Company's Annual Incentive Plan for Senior Executive Officers. 26,035,893 votes were cast in favor of the proposal, 720,745 votes were cast against it and 114,587 votes abstained.

(d) The Stockholders then approved the adoption of the amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 44,000,000 to 110,000,000. 20,278,006 votes were cast in favor of the proposal, 6,547,234 votes were cast against it, 45,985 votes abstained and 5,280,976 were broker non-votes.

(e) The Stockholders then ratified the selection by the Board of Directors of Price Waterhouse LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1996. 26,819,720 votes were cast in favor of the proposal, 20,079 votes were cast against it and 31,426 votes abstained.

     With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                                                           Votes                    Broker
                                            Votes For                     Withheld                 Non-Votes
                                            ---------                     --------                 ---------

E. L. Hutton                                24,901,394                     406,798                      -0-
J. F. Gemunder                              24,909,240                     398,952                      -0-
R. K. Baur                                  24,912,689                     395,503                      -0-
K. W. Chesterman                            25,030,126                     278,066                      -0-
C. H. Erhart, Jr.                           25,179,929                     128,263                      -0-
M. L. Fox                                   24,908,488                     399,704                      -0-
C. D. Hodges                                24,911,226                     396,966                      -0-
T. C. Hutton                                24,912,100                     396,092                      -0-
P. E. Keefe                                 24,912,362                     395,830                      -0-
S. E. Laney                                 24,911,992                     396,200                      -0-
A. R. Lindell                               25,306,426                       1,766                      -0-
S. Margen                                   25,297,236                      10,956                      -0-
K. J. McNamara                              24,908,908                     399,284                      -0-
J. A. Mount                                 25,305,741                       2,451                      -0-
T. S. O'Toole                               24,912,181                     396,011                      -0-
D. W. Robbins                               25,295,657                      12,535                      -0-

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits

                  Exhibit
                  Number                 Exhibit
                  ------                 -------


                    10        Material Contracts:

                              Omnicare, Inc. Annual Incentive Plan for Senior Executive Officers was filed as an exhibit to its Proxy Statement for its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                    11        Computation of Earnings per Share

(b) Reports on Form 8-K - On May 15, 1996, a Form 8-K was filed to report the government investigation of the Company's institutional pharmacy subsidiary in Belleville, Illinois, Home Pharmacy Services, Inc.


                           SIGNATURES
                           ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Omnicare, Inc.
                                         -----------------------------------
                                               (Registrant)


Date       August 13, 1996           By  /s/ Joel F. Gemunder
     ---------------------------       -------------------------------------
                                         President
                                         (Principal Executive Officer)


Date       August 13, 1996           By  /s/ David W. Froesel, Jr.
     ---------------------------       -------------------------------------
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)