Form 10-Q
period 1996-09-30
OMNICARE INC
filed 1996-11-14
CIK 353230

                              FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


              Quarterly Report Pursuant to Section 13 or 15(d)
                of The Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1996

Commission File Number 1-8269


                            OMNICARE, INC.
                            --------------

Incorporated under the laws of        I.R.S. Employer Identification
      the State of Delaware                   No. 31-1001351


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

COMMON STOCK OUTSTANDING
------------------------

                              Number of
                               Shares                 Date
                               ------                 ----

Common Stock, $1 par value    66,063,201         September 30, 1996

                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------


                                      Index


                                                                    Page
                                                                    ----
Part I.  Financial Information:

   Item 1. Financial Statements

       Consolidated Balance Sheet -
           September 30, 1996 and December 31, 1995                   3

       Consolidated Statement of Income -
           Three and nine months ended -
           September 30, 1996 and 1995                                4

       Consolidated Statement of Cash Flows -
           Nine months ended -
           September 30, 1996 and 1995                                5

       Notes to Consolidated Financial Statements                     6

   Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition              7


Part II.   Other Information:

   Item 6. Exhibits and Reports on Form 8-K                          11

Item 1. Financial Statements
        --------------------

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheet

(in thousands except share data)

                                                        UNAUDITED
                                                       September 30,     December 31,
                                                           1996              1995
                                                       -------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                            $ 251,399         $  40,137
   Accounts receivable, less allowances
     of $5,939 (1995-$4,761)                              100,504            80,247
   Inventories                                             39,896            28,841
   Deferred income tax benefits                             6,412             6,600
   Other current assets                                     9,567             5,247
                                                        ---------         ---------
       Total current assets                               407,778           161,072
Properties and equipment, at cost
 less accumulated depreciation of
 $25,848 (1995-$15,248)                                    49,667            32,458
Goodwill, less accumulated amortization
  of $13,968 (1995-$10,448)                               222,411           157,843
Other assets                                               14,198             9,463
                                                        ---------         ---------
       Total assets                                     $ 694,054         $ 360,836
                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  27,885         $  22,020
   Amounts payable pursuant to acquisition agreements       4,527            13,642
   Current portion of long-term debt                        1,151             1,051
   Income taxes payable                                     2,359                --
   Accrued employee compensation                            8,323             5,338
   Liabilities relating to discontinued operations            833             1,547
   Other current liabilities                               13,084            11,090
                                                        ---------         ---------
       Total current liabilities                           58,162            54,688

Long-term debt                                             75,913            82,692
Deferred income taxes                                       3,771             2,621
Amounts payable pursuant to acquisition agreements          6,552             1,418
Other noncurrent liabilities                                6,321             4,656
                                                        ---------         ---------

       Total liabilities                                  150,719           146,075
                                                        ---------         ---------
Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares
    without par value; none issued
   Common stock-authorized 110,000,000 shares
    $1 par; 66,130,327 shares issued
    (1995-26,344,508 pre-1996 stock split shares)          66,130            26,345
   Paid-in capital                                        368,532            99,686
   Retained earnings                                      121,182            93,598
                                                        ---------         ---------
                                                          555,844           219,629
   Treasury stock, at cost-67,126 shares
    (1995-24,268 pre-1996 stock split shares)                (971)             (482)
   Deferred compensation                                   (9,728)           (2,126)
   Unallocated stock of ESOP                               (1,810)           (2,260)
                                                        ---------         ---------
       Total stockholders' equity                         543,335           214,761
                                                        ---------         ---------
       Total liabilities and stockholders' equity       $ 694,054         $ 360,836
                                                        =========         =========


   The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                   UNAUDITED

(In thousands except per share data)


                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                       -------------------------          -----------------------
                                                         1996              1995             1996           1995
                                                         ----              ----             ----           ----
Sales                                                  $140,733         $102,145          $379,751       $289,797
Cost of sales                                           100,111           73,198           270,402        209,245
                                                       --------         --------          --------       --------

Gross profit                                             40,622           28,947           109,349         80,552
Selling, general and administrative expenses             23,213           16,789            63,285         48,751
Acquisition expenses-pooling-of-interests                     -                -                 -          1,292(b)
                                                       --------         --------          --------       --------

Operating income                                         17,409           12,158            46,064         30,509
Investment income                                         3,647              713             8,225          2,794
Interest expense                                         (1,135)          (1,351)           (3,670)        (4,558)
                                                       --------         --------          --------       --------

Income before income taxes                               19,921           11,520            50,619         28,745
Income taxes                                              8,108            4,585            20,281         11,663
                                                       --------         --------          --------       --------

Net income                                             $ 11,813         $  6,935          $ 30,338       $ 17,082(b)
                                                       ========         ========          ========       ========

Earnings per share(a):
 Primary                                               $    .17         $    .13          $    .48       $    .33(b)
 Fully diluted                                         $    .16         $    .12          $    .44       $    .30(b)
Dividends paid per share(a)                            $   .015         $   .013          $   .045       $   .038
Weighted average number of
 common shares outstanding(a):
 Primary                                                 67,956           52,546            63,730         52,316
                                                       ========         ========          ========       ========
 Fully diluted                                           78,303           65,660            74,423         65,074
                                                       ========         ========          ========       ========

(a)      Adjusted for two-for-one stock split distributed June 27, 1996.

(b) Acquisition expenses of $1,292,000 pretax, or $989,000 after taxes ($0.02 per primary share and $0.01 fully diluted), are included in the 1995 year-to-date period. Net income, excluding these acquisition expenses, for the nine months ended September 30, 1995 was $18,071,000 ($0.35 per primary share and $0.31 fully diluted), respectively.

The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED



(in thousands)                                                   Nine Months Ended
                                                                    September 30,
                                                                ---------------------
                                                                   1996        1995
                                                                ---------    --------
Cash flows from operating activities:
  Net income                                                    $  30,338    $ 17,082
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                  10,720       7,728
    Provision for doubtful accounts                                 2,882       2,383
    Deferred tax provision                                          2,041        (397)
    Changes in assets and liabilities, net of effects
       from acquisition of businesses:
          Accounts receivable                                     (16,745)     (8,581)
          Inventories                                              (7,235)     (3,374)
          Current and noncurrent assets                            (5,942)     (1,293)
          Income taxes payable                                      2,340       1,381
          Payables and accrued liabilities                          4,189      (4,438)
          Current and noncurrent liabilities                        3,478         362
                                                                ---------    --------
             Net cash provided by operating activities             26,066      10,853
                                                                ---------    --------
Cash flows from investing activities:
   Acquisition of businesses                                      (68,035)    (32,187)
   Capital expenditures                                           (21,451)    (10,633)
   Marketable securities                                               --      18,801
   Proceeds from sale of properties and equipment                     181         209
   Cash flow from discontinued operations                            (714)       (663)
                                                                ---------    --------
             Net cash used by investing activities                (90,019)    (24,473)
                                                                ---------    --------
Cash flows from financing activities:
   Proceeds from long-term borrowings                                  --       5,856
   Principal payments on long-term obligations                       (409)     (7,497)
   Net proceeds from stock offering                               279,159          --
   Exercise of stock options and warrants, net                       (781)       (246)
   Dividends paid                                                  (2,754)     (1,926)
                                                                ---------    --------
             Net cash provided (used) by financing activities     275,215      (3,813)
                                                                ---------    --------
Net increase (decrease) in cash and cash equivalents              211,262     (17,433)
Cash and cash equivalents at beginning of period                   40,137      34,553
                                                                ---------    --------
Cash and cash equivalents at end of period                      $ 251,399    $ 17,120
                                                                =========    ========

Supplemental disclosures of cash flow information
-------------------------------------------------

Income taxes paid                                               $  14,785    $  9,344
Interest paid                                                       4,897       4,933




The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries (Omnicare or the Company).

2. Since January 1, 1996, the Company has completed ten acquisitions including Medical Arts Health Care, Inc. in Conyers, Georgia, Managed Health Care in Springfield, Missouri, and Pharmacy Care Systems Division of Big B, Inc. in Bessemer, Alabama, all in January; Benwood Pharmacy Services, Inc., Buffalo, New York, in February; Prometheus Pharmacy Company, Inc. Newington, Connecticut, in June; Pompton Nursing Home Suppliers, Pompton Plains, New Jersey and Three Forks Apothecary, Beattyville, Kentucky in August; and Long Term Care Pharmacy, Twinsburg, Ohio, Northwest Pharmaceutical Services, Port Orchard, Washington and Downeast Pharmacy, Bangor, Maine, all in September. All of these transactions have been accounted for as purchase transactions and, accordingly, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. The results of operations of the acquired companies have been included in consolidated results of the Company from the effective dates of the acquisitions.

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

Item 2.  Management's Discussion and Analysis of Results
         -----------------------------------------------
         of Operations and Financial Condition.
         --------------------------------------

Results of Operations

      Net income for the third quarter rose 70% to $11,813,000 from the $6,935,000 earned in the same period a year ago. Fully diluted earnings per share rose 33% to $.16 from the $.12 earned in the third quarter of 1995. Primary earnings per share increased 31% to $.17 versus the $.13 earned a year ago. The average number of shares outstanding rose 19% on a fully diluted basis and 29% on a primary basis over the comparable prior year period. Sales for the third quarter increased 38% to $140,733,000 versus the $102,145,000 recorded a year ago.

      For the first nine months of 1996, net income increased 78% to $30,338,000 over the $17,082,000 earned for the nine months ended September 30, 1995. Fully diluted earnings per share rose 47% to $.44 from the $.30 earned for the same period a year ago, while primary earnings per share increased 45% to $.48 from the $.33 earned a year ago. Earnings for the 1995 nine month period included a charge of $989,000 after taxes ($.02 per primary share and $.01 fully diluted) for expenses related to the acquisition of Specialized Pharmacy Services, Inc. in a pooling of interests transaction. Excluding this charge from the same period a year ago, net income in the first nine months of 1996 rose 68%. Fully diluted earnings per share, on this basis, rose 42%, while primary earnings per share increased 37%. Sales for the first nine months of 1996 grew 31% to $379,751,000 from the $289,797,000 in the same period of 1995.

      Omnicare's sales and earnings performance is the result of the Company's continued focus on several strategic avenues of growth. First, through the Company's acquisition program, Omnicare continued to expand its network of institutional pharmacies in key geographic regions, including New England and the

Pacific Northwest. These acquisitions, coupled with internal growth, brought the total number of nursing facility residents served to 275,600, up 30% over the number served one year ago.

      Higher acuity levels among nursing facility residents also contributed to Omnicare's sales and earnings momentum, as these patients require more complex levels of care. This trend, in turn, has generated greater demand for Omnicare's expanding infusion therapy services. In addition, Heartland Healthcare Services, a 50/50 partnership with Health Care and Retirement Corporation, contributed to growth and expanded its operations in Florida during the quarter.

      Investment income, net of interest expense, of $2,512,000 and $4,555,000, for the three and nine month periods ended September 30, 1996, respectively, increased by $3,150,000 and $6,319,000, respectively, over the same periods of 1995 due to an increase in the invested cash balance, owing primarily to the receipt of $298.3 million (before underwriting discounts and expenses) in gross proceeds from a public offering of 5,750,000 shares of common stock in March 1996.

      During the three and nine month periods ended September 30, 1996, the effective tax rates of 40.7% and 40.1%, respectively, were relatively consistent with the comparable prior year periods.

Liquidity and Capital Resources

      Cash and cash equivalents at September 30, 1996 increased by $211,262,000 to $251,399,000 from the $40,137,000 balance at December 31, 1995. In March 1996, the Company completed a public offering of 5,750,000 shares of common stock resulting in gross proceeds of $298,281,000 (before underwriting discounts and expenses). The Company's capital requirements are primarily related to its acquisition program. During the nine months ended September 30, 1996, the Company made ten acquisitions for an aggregate capital investment of approximately $79 million. Such acquisitions were financed from cash and cash equivalents and the issuance of approximately 328,000 shares of common stock with a market value of approximately $12 million. There are no material commitments outstanding at September 30, 1996 other than acquisition-related payments which may be made contingent on the performance of businesses acquired. The Company's current ratio at September 30, 1996 and December 31, 1995 was 7.0 to 1 and 2.9 to 1, respectively.

      As of September 30, 1996, the Company had an agreement with a consortium of six banks for a five-year $135 million revolving line of credit. No amounts were outstanding under this agreement. During the third quarter of 1996, Omnicare renegotiated its $135 million revolving credit facility and obtained a $400 million line of credit with a consortium of sixteen banks, effective October 22, 1996.

      Omnicare announced on October 10, 1996 that all of its 5-3/4% Convertible Subordinated Notes due 2003 in the principal amount of $73.6 million that had been called for redemption were converted into Omnicare common stock. The conversion of the Notes will not have a dilutive impact on Omnicare's fully diluted earnings per share, since the calculation of this item historically assumed 100% conversion. After the conversion, Omnicare's long term debt to total capital was approximately one percent.

      Dividends of $2,754,000 were paid during the nine months ended September 30, 1996 versus the $1,926,000 paid in the comparable prior year period.

      The Company believes its sources of capital are adequate for its needs.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

      In addition to historical information, this Form 10-Q contains forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the continued availability of suitable acquisition candidates; changing economic and market conditions that could impact the suitability of such candidates; Omnicare's ability to integrate acquisitions; the effect of changes in government regulation and reimbursement policies and in the interpretation and application of such policies; the failure of the Company to obtain or maintain required regulatory approvals or licenses; and other risks and uncertainties as described in the "Risk Factors" section of the Company's Registration Statement (No. 333-01203) dated March 19, 1996 as filed with the Securities and Exchange Commission.

                          PART II. -- OTHER INFORMATION
                          -----------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)          Exhibits

                      Exhibit
                      Number                 Exhibit
                      ------                 -------
                        11       Computation of Earnings per Share

                        27       Financial Data Schedule

   (b) Reports on Form 8-K - On September 11, 1996, a Form 8-K was filed to report the Company's intention to call for redemption all of its outstanding 5 3/4% Convertible Subordinated Notes due 2003.


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Omnicare, Inc.
                                         ---------------------------------
                                           (Registrant)


Date     November 14, 1996           By  /s/ Joel F. Gemunder
      -----------------------            ---------------------------------
                                         Joel F. Gemunder
                                         President
                                         (Principal Executive Officer)


Date     November 14, 1996           By  /s/ David W. Froesel, Jr.
      -----------------------            ---------------------------------
                                         David W. Froesel, Jr.
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)