Form 10-K
period 1996-12-31
OMNICARE INC
filed 1997-03-31
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

             (Mark One) Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934 (Fee
            [ X ]       Required)

                        For the fiscal year ended December 31, 1996

                                          OR

            [   ]       Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934 (No Fee
                        Required)

              For the transition period from             to           .
                                            -------------  -----------

                           Commission file number 1-8269

                                 OMNICARE, INC.

                (Exact name of registrant as specified in its charter)
                 DELAWARE                              31-1001351
          (State of Incorporation)        (I.R.S. Employer Identification No.)

                                 OMNICARE, INC.
                         50 EAST RIVERCENTER BOULEVARD
                            COVINGTON, KENTUCKY 41011
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: 606-655-1180
         Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                             ON WHICH REGISTERED
      -------------------                             -------------------
    Common Stock ($1 Par Value)                      New York Stock Exchange

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
                                             -----  ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on February 28, 1997 ($26.50 per share):
$2,088,809,818.

     As of February 28, 1997, 78,823,012 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.'s, (Omnicare, the Company or the
Registrant) definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be held May 19, 1997, are incorporated by reference into Part III of this report. Definitive copies of its 1997 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                 OMNICARE, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                      PAGE

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . .    3
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . .   13
ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . .   16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS . . . . . . . . . . . .   16
          EXECUTIVE OFFICERS OF THE COMPANY  . . . .   17

                              PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS  . . . .   18
ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . .   18
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS. . . . . . . . . .   21
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA . . . . . . . . . . . . . . . . . .   25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE . . . . . . . . . .   46

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
            THE REGISTRANT . . . . . . . . . . . . .   46
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . .   46
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT  . . . . . . . . .   46
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS . . . . . . . . . . . . . .   46

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
            REPORTS ON FORM 8-K  . . . . . . . . . .   46

                                     PART I

ITEM 1 - BUSINESS

BACKGROUND

    Omnicare, Inc. (the "Company" or "Omnicare") was incorporated in Delaware on May 19, 1981 to conduct certain health care businesses contributed to it by
W. R. Grace & Co. and Chemed Corporation, and in July 1981 public trading of the Company's Common Stock commenced. As part of a multi-year restructuring program undertaken in 1985, the Company, through a series of divestitures and acquisitions, redeployed all of its capital in the long-term pharmacy business. As a result, Omnicare is today a leading independent provider of pharmacy services to long-term care institutions such as nursing homes, retirement centers and other institutional health care facilities. The Company operates principally in one business segment-institutional pharmacy services for the long-term care market. At December 31, 1996, Omnicare provided these services to approximately 300,000 residents in 3,700 nursing facilities located principally in the states of Alabama, Connecticut, Georgia, Illinois, Indiana, Kansas, Kentucky, Maine, Massachusetts, Michigan, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Washington, West Virginia and Wisconsin. The Company does not make any export sales.

    In 1996, the Company completed the acquisition of 17 institutional pharmacy providers. See "Note 2 - Acquisitions" of the Notes to Consolidated Financial Statements at Item 8 of this Report for additional information.

PHARMACY SERVICES

    Omnicare purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to the nursing facility for administration to individual patients by the facility's nursing staff. Omnicare typically services nursing homes within a 150-mile radius of its pharmacy locations. Omnicare maintains a 24-hour, on-call pharmacist service, 365 days per year, for emergency dispensing and delivery or for consultation with the facility's staff or attending physician.

    Upon receipt of a prescription, the relevant patient information is entered into Omnicare's computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions or patient sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed; generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or patient. The Company also provides therapeutic interchange, with physician approval, in accordance with the Company's pharmaceutical care guidelines. See "THE OMNICARE GUIDELINES(R)" below.

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

    Integral to Omnicare's drug distribution system is its computerized medical records and documentation system. Omnicare provides to the facility computerized medication administration records and physician's order sheets and treatment records for each patient. Data extracted from these computerized records are also formulated into monthly management reports on patient care and quality assurance. The computerized documentation system, in combination with the unit dose drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. These benefits improve drug efficacy and result in fewer drug-related hospitalizations.

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

    Additionally, Omnicare offers a specialized line of consulting services which help nursing facilities to enhance care and reduce and contain costs as well as to comply with state and federal regulations. Under this service line, Omnicare provides: (i) data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage; (ii) Plan of Care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs; (iii) counseling related to appropriate drug usage and implementation of drug protocols; (iv) on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications,
                                        4
adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; (v) mock regulatory reviews for nursing staffs; and (vi) nurse consultant services and consulting for dietary, social services and medical records.

THE OMNICARE GUIDELINES(R)

    In June 1994, to enhance the pharmaceutical care management services that it offers, Omnicare introduced to its client nursing facilities and their attending physicians the Omnicare GERIATRIC PHARMACEUTICAL CARE GUIDELINES(R) (THE OMNICARE GUIDELINES(R)) which it believes is the first clinically-based formulary for the elderly residing in long-term care institutions. THE OMNICARE GUIDELINES(R) presents an analysis ranking specific drugs in therapeutic classes as Preferred, Acceptable or Unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly in nursing facilities. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in nursing facilities. The clinical evaluations and rankings were developed exclusively for the Company by the Philadelphia College of Pharmacy and Science, an academic institution recognized for its expertise in geriatric long-term care. In addition, THE OMNICARE GUIDELINES(R) provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

    As THE OMNICARE GUIDELINES(R) focuses on health benefits, rather than solely on cost, in assigning rankings, the Company believes that use of THE OMNICARE GUIDELINES(R) will assist physicians in making the best clinical choices of drug therapy for the patient at the lowest cost to the payor of the pharmacy bill. The Company also believes that the development of and subsequent compliance with THE OMNICARE GUIDELINES(R) will lower costs for the patients it serves and strengthen the Company's purchasing power with pharmaceutical manufacturers.

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

    By providing an infusion therapy program, Omnicare enables its client nursing facilities to admit and retain patients who otherwise would need to be cared for in an acute-care facility. The Company believes that by providing these high-acuity pharmacy services it has a competitive advantage over other pharmacy providers. The most common infusion therapies Omnicare provides are total parenteral nutrition, antibiotic therapy, chemotherapy, pain management and hydration.

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

    Other Services. Omnicare also provides respiratory therapy products and durable medical equipment and offers clinical care plan and financial software information systems to its client nursing facilities. Omnicare continues to review the expansion of these as well as other products and services that may further enhance the ability of its client nursing facilities to care for their residents in a cost-effective manner.

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

INVENTORIES

    Omnicare's pharmacies maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to its customers. Inventories on hand are not considered to be high by industry standards. The Company's primary wholesale distributor also maintains local warehousing in most major geographic markets in which the Company operates.

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

    Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. The Company currently has pharmacy licenses for each location in the states in which it operates pharmacies. In addition, the Company currently delivers prescription products from its licensed pharmacies to 4 states in which the Company does not operate a pharmacy. These states regulate out-of-state pharmacies, however, as a condition to the delivery of prescription products to patients in such states. Omnicare's pharmacies hold the requisite licenses applicable in these states. In addition, Omnicare's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

    Federal and State Laws Affecting the Repacking, Labelling, and Interstate Shipping of Drugs. Federal and state laws impose certain repackaging, labelling, and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail. A drug repackager must register with the Food and Drug Administration. The Company holds all required registrations and licenses, and its repackaging operations are believed to be in compliance with applicable state and federal requirements.

    Medicare and Medicaid. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

    As is the case for nursing home services generally, Omnicare receives reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. The Company believes that its reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 1996, Omnicare's payor mix was approximately as follows: 54% private pay and nursing homes, 42% Medicaid, 3% Medicare and 1% insurance and other private sources.

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

    Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for nursing facilities relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general requirements for drugs dispensed to nursing facility residents if the nursing facility complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the nursing facility satisfies the drug regimen review requirement, and the states in which the Company operates currently do require its pharmacies to comply with these general standards.

    Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. Among other things, regulations establish "upper limits" on payment levels. In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Company's operations. For example, some states have enacted "freedom of choice" requirements which may prohibit a nursing facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition which the Company faces in providing services to nursing facility patients.

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

    Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal healthcare programs. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal healthcare programs. Violations of these laws may result in fines, imprisonment, and exclusion from the federal programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

    Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties to parties meeting all of the safe harbor requirements. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the HHS Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. Federal legislation directed the OIG to establish procedures for obtaining advisory opinions on the application of the federal anti-kickback statute, and regulations were recently issued setting forth this new advisory opinion process. However, there is little experience with the new process. Further, the Clinton administration has proposed repealing the advisory opinion process as part of its fiscal year (FY) 1998 budget proposal. Thus, there is limited authority on qualification for a safe harbor upon which the Company can rely.

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

    In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices, and the like. The Company believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws.

    There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

    Health Care Reform and Federal Budget Legislation. In recent years, a number of legislative proposals have been introduced in Congress to reform the health care system. Currently, Congress and the Clinton administration are considering such reforms in the context of federal budget legislation. This legislation could result in significant reductions in payments to providers under the Medicaid and Medicare programs. With respect to Medicare, proposals include establishment of a prospective payment system for skilled nursing facilities ("SNFs"); limits on payments to Medicare SNFs for routine services; requiring consolidated billing by a SNF for all Part A and B claims for SNF residents; and other cost savings proposals affecting reimbursement for Medicare SNF services. The Administration also has proposed to eliminate the "mark-up" charged by physicians and suppliers on outpatient drugs, covered under Medicare Part B, by limiting payments to acquisition costs, subject to a limit. If enacted, there can be no assurance that such proposals could not have a material adverse effect on the business of Omnicare. While budget negotiations are continuing, the future of any reform proposals in Congress is unknown.

    In addition, a number of states have enacted and are considering various health care reforms, including reforms through Medicaid demonstration projects. Federal law allows HHS to authorize waivers of federal Medicaid program requirements, including requirements relating to coverage, free choice of providers and payment for health care services, in connection with state demonstration projects that promote Medicaid program objectives. HHS published procedures and public notice requirements designed to open the waiver approval process to public comment and to expedite processing. The Clinton Administration's FY 1998 budget proposal would eliminate the need for states to seek a federal waiver to implement a Medicaid managed care system.

    Several state Medicaid programs have established mandatory statewide managed care programs for Medicaid beneficiaries to control costs through negotiated or capitated rates, as opposed to traditional cost-based reimbursement for Medicaid services and propose to use savings achieved through these programs to expand coverage to those not previously eligible for Medicaid. HHS has approved waivers for statewide managed care demonstration projects in several states and are pending for several other states. These demonstration projects generally exempt institutionalized care, including nursing facility services, from the programs, and the Company's operations have not been adversely affected in states with managed care demonstration projects in effect. The Company is unable to predict what impact, if any, future Medicaid managed care systems might have on the Company's operations. Because there are currently various reform proposals under consideration at the federal and state levels, it is uncertain at this time what health care reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental health care programs or interpretations of governmental policies or other changes affecting the health care system. There can be no assurance that future health care or budget legislation or other changes will not have an adverse effect on the business of the Company.

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

EMPLOYEES

    At December 31, 1996, Omnicare employed a total of 4,699 persons (including 1,220 part-time employees), all of whom were located within the United States.

ITEM 2 - PROPERTIES

  Omnicare has offices and distribution centers in various locations in the United States. A list of the major facilities operated by Omnicare as of December 31, 1996 follows. The owned property is held in fee and is not subject to any material encumbrance. Omnicare considers all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

                                                        LEASED
                                 OWNED      -----------------------------------
LOCATION       TYPE              AREA       AREA              EXPIRATION DATE
--------       ----              ----       ----              ---------------

Folcroft,      Offices and         --       6,101 sq. ft.      March 1,
 Pennsylvania  distribution                                     2001
               center

Lexington,     Offices and         --       7,000 sq. ft.      September 30,
 Kentucky      distribution                                     1997
               center

St. Louis,     Offices and         --       7,000 sq. ft.      April 1,
 Missouri      distribution                                     2005
               center

Racine,        Offices and         --       7,500 sq. ft.      December 17,
 Wisconsin     distribution                                     2001
               center

Belleville,    Offices and         --       8,300 sq. ft.      March 31,
 Illinois      distribution                                     1997
               center

Peabody,       Offices and         --       8,510 sq. ft.      February 1,
 Massachusetts distribution                                     1998
               center

Springfield,   Offices and         --       8,745 sq. ft.      February 28,
 Missouri      distribution                                     1998
               center

Nitro,         Offices and         --       9,000 sq. ft.      March 10,
 West Virginia distribution                                     2003
               center

Hebron,        Offices and         --       9,536 sq. ft.      June 30,
 Kentucky      distribution                                     1997
               center

Tonawanda,     Offices and         --       9,600 sq. ft.      July 30,
 New York      distribution                                     2000
               center

Griffith,      Offices and         --      10,600 sq. ft.      March 31,
 Indiana       distribution                                     2002
               center

                                                     LEASED
                                 OWNED     ---------------------------------
LOCATION       TYPE              AREA       AREA           EXPIRATION DATE
--------       ----              ----       ----           ---------------

Yakima,        Offices and         --      11,000 sq. ft.     February 28,
 Washington    distribution                                     2000
               center

Newington,     Offices and         --      11,600 sq. ft.     June 10,
 Connecticut   distribution                                     1998
               center

Dover,         Offices and         --      12,000 sq. ft.     December 31,
 Ohio          distribution                                     2008
               center

Spokane,       Offices and         --      13,750 sq. ft.     January 31,
 Washington    distribution                                     2007
               center

Dayton,        Offices and         --      15,000 sq. ft.     January 31,
 Ohio          distribution                                     1998
               center

Portland,      Offices and         --      15,880 sq. ft.     March 31,
 Oregon        distribution                                     2001
               center

Pompton        Offices and         --      16,041 sq. ft.     August 1,
 Plains,       distribution                                     2001
 New Jersey    center

Plainview,     Offices and         --      17,550 sq. ft.     June 30,
 New York      distribution                                     2005
               center

Overland Park, Offices and         --      20,059 sq. ft.     August 31,
 Kansas        distribution                                     1999
               center

Wadsworth,     Offices and         --      21,000 sq. ft.     June 30,
 Ohio          distribution                                     2001
               center

Perrysburg,    Offices and     23,200 sq. ft.     --             --
 Ohio          distribution
               center

Decatur,       Offices and     23,274 sq. ft.     --             --
 Illinois      distribution
               center

Indianapolis,  Offices and         --      23,740 sq. ft.     April 30,
 Indiana       distribution                                     2006
               center

                                                       LEASED
                                 OWNED     -----------------------------------
LOCATION       TYPE              AREA       AREA            EXPIRATION DATE
--------       ----              ----       ----            ---------------

Cincinnati,    Offices and         --      24,375 sq. ft.     September 30,
 Ohio          distribution                                     1999
               center

Oklahoma City, Offices and         --      28,000 sq. ft.     September 30,
 Oklahoma      distribution                                     1998
               center

Livonia,       Offices and         --      28,524 sq. ft.     May 1,
 Michigan      distribution                                     2002
               center

Skokie,        Offices and         --      29,200 sq. ft.     November 30,
 Illinois      distribution                                     2000
               center

Louisville,    Offices and         --      37,400 sq. ft.     September 30,
 Kentucky      distribution                                     2001
               center

Florissant,    Offices and     37,753 sq. ft.    --             --
 Missouri      distribution
               center

Kirkland,      Offices and         --      43,107 sq. ft.     April 5,
 Washington    distribution                                     2003
               center

ITEM 3 - LEGAL PROCEEDINGS

         In May 1996, the Company became aware of a government investigation of Home Pharmacy Services, Inc. ("Home"), a wholly-owned subsidiary of the Company acquired in 1992, based in Belleville, Illinois and certain individuals at that unit. Home accounted for less than four percent of Omnicare's total sales and earnings in 1996. The Company is cooperating fully with the government's inquiry. Home continues to provide pharmacy services without interruption to nursing home residents in the region. The outcome of this investigation is not currently predictable.

         There are no other pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Omnicare or any of its subsidiaries is a party or of which any of their property is the subject, and no such proceedings are known to be contemplated by governmental authorities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 25, 1997 are as follows:

      Name            Age          Office             First Elected
----------------      ---     ----------------        -------------
Edward L. Hutton       77     Chairman                May 20, 198l

Joel F. Gemunder       57     President               May 20, 198l

Kenneth W. Chesterman  56     Executive Vice          August 2, 1984
                              President

Patrick E. Keefe       51     Executive Vice          April 11, 1993
                              President - Operations

Timothy E. Bien        46     Senior Vice President-  May 20, 1996
                              Professional Services
                              and Purchasing

Mary Lou Fox           65     Senior Vice President-  May 20, 1996
                              Marketing

David W. Froesel, Jr.  45     Senior Vice President   March 4, 1996
                              and Chief Financial
                              Officer

Robert F. Heath        49     Senior Vice President   February 5, 1997
                              and General Counsel

Cheryl D. Hodges       45     Senior Vice President   August 4, 1982
                              and Secretary

     All of the executive officers listed above have been actively engaged in the business of the Company or its predecessors for the past five years, with the exception of Messrs. Keefe, Froesel and Heath. Mr. Keefe served as Vice President of Diagnostek, Inc. from April 1992 to April 1993. From September 1990 to April 1992, he was President of HPI Health Care Services, Inc. ("HPI"), a subsidiary of Diagnostek which it acquired from Omnicare in August 1989. He served as Executive Vice President of HPI from August 1984 until September 1990. Mr. Froesel was Vice President of Finance and Administration at Mallinckrodt Veterinary Inc. from May 1993 to February 1996. From July 1989 to April 1993, he was worldwide corporate controller of Mallinckrodt Medical Inc. Mr. Heath, who was newly elected in February 1997, was Associate General Counsel of GE Medical Systems, a division of the General Electric Company, from 1993 to 1997. He joined GE Medical in 1988. From 1984 to 1988, Mr. Heath worked as Senior Counsel of GE American Communications.

     Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors which follows the annual meeting of stockholders each year.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK; HOLDERS OF RECORD

     The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the ranges of high and low closing prices for the Common Stock on the New York Stock Exchange during each of the calendar quarters of 1996 and 1995. All prices shown have been adjusted to reflect two-for-one stock splits in June 1996 and June 1995.

                         1996                   1995
                    ---------------        --------------
                    HIGH        LOW        HIGH       LOW
                    ----        ---        ----       ---
First Quarter      $27.13     $19.69      $13.38    $10.31
Second Quarter      30.00      25.00       14.06     10.88
Third Quarter       30.50      22.00       19.50     13.44
Fourth Quarter      32.13      26.13       22.38     17.06

     The number of holders of record of Omnicare Common Stock on February 28, 1997 was 1,981. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage houses and banks.

DIVIDENDS

     Reflecting the Company's financial position and operating performance, on February 7, 1996, the Board of Directors elected to increase the quarterly cash dividend to $.015 per share, for an indicated annual rate of $.06 per share in 1996. On February 5, 1997, the quarterly cash dividend was raised to $.0175, for an indicated annual rate of $.07 per share in 1997. It is presently intended that cash dividends will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon the Company's earnings and financial condition and other factors not currently determinable.

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended December 31, 1996, the Company acquired Clasen L.T.C. Pharmacy, Roeschen's Healthcare Corporation and Pharmacon Corporation. In connection with these transactions, a total of 265,075 shares of common stock and 80,000 warrants (the "Securities") were issued. No underwriters were involved in these acquisition transactions.

     The Securities were issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act of 1933. The 80,000 warrants referred to above may be exercised at a price of $29.75 through December 10, 2002. See Note 2 to the Consolidated Financial Statements for additional information regarding the 1996 acquisition transactions.

ITEM 6 - SELECTED FINANCIAL DATA

   The following table summarizes certain selected financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                           For the years ended and at December 31,

                                      1996               1995               1994                1993                1992
                                  ------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:  (a)(b)

Sales                               $536,604           $399,636           $307,655            $223,129            $157,406
                                    ========           ========           ========            ========            ========
Income from continuing
operations                          $ 43,450(c)        $ 24,760(d)        $ 13,531(e)         $ 10,970(f)         $  5,873

Discontinued operations (a)                -                  -                  -                   -               8,710(g)

Cumulative effect of
accounting change                          -                  -                  -                 280(h)                -
                                    --------           --------           --------            --------            --------
Net income                          $ 43,450(c)        $ 24,760(d)        $ 13,531(e)         $ 11,250(f)         $ 14,583
                                    ========           ========           ========            ========            ========
Earnings per share data
Primary:
Income from continuing
 operations                         $    .64(c)        $    .47(d)        $    .30(e)         $    .26(f)         $    .14

Discontinued operations (a)                -                  -                  -                   -                 .21(g)

Cumulative effect of
accounting change                          -                  -                  -                   -                   -
                                    --------           --------           --------            --------            --------
Net income                          $    .64(c)        $    .47(d)        $    .30(e)         $    .26(f)         $    .35
                                    ========           ========           ========            ========            ========
Fully diluted:
Continuing operations               $    .61(c)        $    .43(d)        $    .30(e)         $    .26(f)         $    .14

Discontinued operations (a)               -                  -                  -                   -                 .21(g)

Cumulative effect of
accounting change                          -                  -                  -                   -                   -
                                    --------           --------           --------            --------            --------
Net income                          $    .61(c)        $    .43(d)        $    .30(e)         $    .26(f)         $    .35
                                    ========           ========           ========            ========            ========
Dividends per share                 $    .06           $    .05           $   .045            $    .04            $   .035
                                    ========           ========           ========            ========            ========

BALANCE SHEET DATA:

Working capital                     $329,002           $106,384           $125,550            $ 80,570            $ 25,792

Total assets                         721,697            360,836            317,205             241,318             151,403

Long-term debt (i)                     1,992             82,692             85,323              86,477               7,087

Stockholder's equity(j)(k)           634,378            214,761            180,104             102,750              94,333


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

(c) Includes acquisition expenses related to the 1996 pooling-of-interests transaction of $690,000. Such expenses, on an aftertax basis, were $534,000, or $.01 per primary share. Net income, excluding these expenses, was $43,984,000, or $.65 per primary share ($.61 fully diluted).

(d) Includes acquisition expenses related to the 1995 Specialized pooling-of-interests transaction of $1,292,000. Such expenses, on an aftertax basis, were $989,000, or $.02 per primary share ($.01 fully diluted). Net income, excluding these expenses, was $25,749,000, or $.49 per primary share ($.44 fully diluted).

(e) Includes acquisition expenses related to the 1994 Evergreen pooling-of-interests transaction of $2,380,000. Such expenses, on an aftertax basis, were $1,860,000, or $.04 per primary share ($.03 fully diluted). Net income, excluding these expenses, was $15,391,000, or $.34 per primary share ($.33 fully diluted).

(f) Includes a one-time cumulative tax benefit of $450,000 or $.01 per share, arising from a change in tax laws enacted in August of 1993 relating to amortization of intangibles.

(g) Includes aftertax gain of $5,198,000, or $.12 per share, related to the sale of the Veratex Group and the divestiture of Labtronics.

(h) Aftertax gain representing the cumulative effect of a change in accounting for income taxes.

(i) In 1993, the Company issued $80.5 million of Convertible Subordinated Notes due 2003 ("Notes"). In 1996, all of the remaining Notes were converted into common stock. (See Note 6 of the Notes to Consolidated Financial Statements).

(j) In 1994, the Company sold 6,494,964 shares of common stock, in a public offering, resulting in net proceeds of $59,211,000.

(k) In 1996, the Company sold 5,750,000 (pre-1996 stock split) shares of its common stock in a public offering, resulting in net proceeds of $279,159,000. (See Note 7 of the Notes to Consolidated Financial Statements).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

  (All share and per share data included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted for the June 1996 and June 1995 two-for-one stock splits.)

  The following table presents sales and results of operations for Omnicare, Inc. (the Company), excluding pooling-of-interests expenses (in thousands, except per share amounts):

                                              For the years ended December 31,
                                          1996             1995             1994
                                          ----             ----             ----
 Sales                                  $536,604         $399,636         $307,655
                                        ========         ========         ========


 Net income, as reported                $ 43,450         $ 24,760         $ 13,531
 Acquisition expenses, pooling-
   of-interests (net of taxes)               534              989            1,860
                                        --------         --------         --------

  Pro forma net income                  $ 43,984         $ 25,749         $ 15,391
                                        ========         ========         ========

 Pro forma earnings per share:
 Net income, as reported                $    .64         $    .47         $    .30
 Acquisition expenses, pooling-
   of-interests (net of taxes)               .01              .02              .04
                                        --------         --------         --------

   Primary                              $    .65         $    .49         $    .34
                                        ========         ========         ========

   Fully diluted                        $    .61         $    .44         $    .33
                                        ========         ========         ========

1996 vs. 1995
-------------

  Excluding the impact of charges taken for acquisitions accounted for as pooling-of-interests transactions, pro forma net income for the year ended December 31, 1996 increased 71% over net income earned in 1995. Primary earnings per share, on this basis, for 1996 increased 33% over 1995, and fully diluted earnings per share increased 39%.

Sales increased 34% in 1996 versus 1995. The sales increase was the result of the completion of 17 institutional pharmacy acquisitions in 1996 (see Note 2 of the Consolidated Financial Statements) and internal growth. Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy and drug price inflation, as well as the addition of new clients through the efforts of the Company's National Sales and Marketing Group and pharmacy staff. Acquisitions and internal growth brought the total number of nursing facility residents served at December 31, 1996 to 300,000, up 39% from the prior year end.

  Gross margin improvements from 28.0% in 1995 to 28.9% in 1996 resulted from changes in sales mix, including increased infusion therapy revenue, and the Company's increased leverage in purchasing and fixed overhead costs. Excluding the aforementioned pro forma adjustments for pooling-of-interests expenses, operating income as a percent of sales increased from 11.2% in 1995 to 12.2% in 1996, reflecting the gross margin improvement.

  Investment income increased by 225% to $11,285,000 in 1996 as the Company realized the benefit of investing the net proceeds of $279.2 million from the March 1996 stock offering for the majority of the year. Interest expense decreased 39% from $5,954,000 in 1995 to $3,652,000 in 1996, primarily due to the conversion of the Convertible Subordinated Notes during 1996.

  The effective tax rates of 39.9% in 1995 and 39.8% in 1996 are marginally higher than statutory rates due primarily to the nondeductibility of certain acquisition costs.

1995 vs. 1994
-------------

  Sales increased 30% in 1995 versus 1994. The sales increase was the result of nine institutional pharmacy acquisitions in 1995 (see Note 2 of the Consolidated Financial Statements) and internal growth. Internal growth resulted from the higher acuity levels of residents in client facilities, expansion of services such as infusion therapy, drug price inflation and the addition of new clients owing to the efforts of the Company's National Sales and Marketing Group, initiated late in 1994, and the pharmacy staff. Acquisitions and internal growth brought the total number of nursing facility residents served at December 31, 1995 to 216,500, up 47% from the prior year end.

  Gross margin improvements from 26.0% in 1994 to 28.0% in 1995 resulted from changes in sales mix, including increased infusion therapy revenue, and the Company's increased leverage in purchasing and fixed overhead costs. Excluding the aforementioned pro forma adjustments for pooling-of-interests expenses, operating income as a percent of sales increased from 9.8% in 1994 to 11.2% in 1995, primarily reflecting the gross margin improvement.

  Investment income increased by 120% to $3,475,000 in 1995 as the Company realized the benefit of invested cash during 1995 due to receipt of $59.2 million of net proceeds from the November 1994 stock offering. Interest expense decreased 9% from $6,533,000 in 1994 to $5,954,000 in 1995, primarily due to reductions in outstanding debt associated with Specialized Pharmacy Services, Inc. (Specialized) and Evergreen Pharmaceutical, Inc. (Evergreen) prior to acquisition by the Company; these acquisitions were accounted for as poolings-of-interests, and accordingly, Specialized and Evergreen are included in the Company's financial results for all years presented.

  The Company's effective tax rates decreased from 40.3% in 1994 to 39.9% in 1995. The effective tax rates are marginally higher than statutory rates due primarily to the nondeductibility of certain acquisition costs.

Impact of Inflation
-------------------

  Inflation has not materially affected Omnicare's profitability inasmuch as price increases have generally been obtained to cover inflationary drug cost increases.

Liquidity and Capital Resources
-------------------------------

  Acquisitions completed during 1996 utilized cash of $87.9 million and deferred cash payments of $9.0 million were made relating to pre-1996 acquisitions. Such acquisitions were also financed, in part, with common stock of the Company. Shares of common stock with a market value of approximately $20.2 million (698,093 shares) were issued in connection with 1996 acquisitions and 45,164 shares with a market value of $960,000 were issued in 1996 in connection with pre-1996 acquisitions. Additional amounts totaling $20 million may become payable through the year 2011 pursuant to the terms of various acquisition agreements.

  On October 1, 1993, the Company issued $80,500,000 principal amount of 5.75% Convertible Subordinated Notes ("Notes") due 2003. The Notes were convertible into common stock at any time at the option of the holder at a price of $7.22 per share. The remaining Notes were converted in October 1996 into 10,201,700 shares of common stock. Prior to the October conversion, Notes were converted into 613,444 shares of common stock during 1996.

  In October 1996, the Company entered into an agreement with a consortium of sixteen banks for a $400 million revolving credit facility, replacing the prior $135 million facility. Interest rates and commitment fees for this new facility are based on the Company's level of performance under certain debt covenants. No amounts were outstanding at December 31, 1996 under the credit facility.

  At December 31, 1996, the Company had invested $200,230,000 in U.S. Treasury-backed repurchase agreements. These securities are usually held overnight, but in no case are they held longer than 30 days, under agreements to resell the securities to the counterparty. The Company has a collateralized interest in the underlying securities which are segregated in the accounts of the counterparty bank. Omnicare's current ratio increased to 6.3 to 1.0 at December 31, 1996 from 2.9 to 1.0 at December 31, 1995, and working capital at December 31, 1996 increased to $329,002,000 from year end 1995 working capital of $106,384,000. This increase is primarily attributable to the cash proceeds received relating to the Company's March 1996 stock offering of 5,750,000 shares (pre-1996 stock split) of common stock, resulting in net proceeds of $279.2 million. Book value per common share increased to $8.24 per share as of December 31, 1996 from $4.08 per share at the prior year end, primarily attributable to the current year stock offering and net income, partially offset by dividends paid.

  On February 5, 1997, Omnicare's Board of Directors elected to increase the quarterly cash dividend by 17% to 1.75 cents per share for an indicated annual rate of 7 cents per share for 1997.

  The Company believes that its sources of liquidity and capital are adequate for its operating needs. There are no material commitments and contingencies outstanding, other than additional acquisition-related payments to be made (see
Note 2 of the Consolidated Financial Statements). If needed, other external sources of financing are readily available to the Company.

Outlook
-------

  As in the past several years, federal policy makers continue to propose various plans to contain or reduce health care costs. While it is not possible to predict the future of any such proposals, market forces nevertheless continue to challenge health care providers to lower costs while maintaining or improving quality. In this environment, the need to lower health care costs will drive ongoing industry consolidation, which should continue to provide momentum for the Company's acquisition program. Moreover, the development of the Company's institutional pharmacy network in key geographic regions provides opportunities for economies of scale to lower overall costs. In addition, Omnicare's proprietary geriatric formulary not only lowers costs for payors and patients, but also enhances the quality of care for the elderly.

  Demographic trends also indicate that demand for long-term care will increase well into the middle of the next century as the elderly population grows significantly. Pharmaceutical therapy is generally considered the most cost-effective form of treatment for chronic ailments afflicting the elderly and, as such, is an essential part of long-term care. Omnicare believes it is well positioned to meet the challenges of today's health environment through a number of initiatives, including drug formulary management, cost-effective drug purchasing and efficient delivery systems. Additionally, Omnicare's pharmacy consulting services for nursing facilities identify, resolve and prevent drug therapy-related problems, reducing costs to the health care system while also promoting optimal patient outcomes. Omnicare also recently agreed to acquire a contract research organization, which should provide additional opportunities to leverage the Company's geriatric pharmaceutical expertise. Management believes Omnicare is strategically positioned for continued sales and earnings growth in 1997.

Safe Harbor Statement under the Private Securities Litigation Reform Act
------------------------------------------------------------------------
of 1995 Regarding Forward-Looking Information
---------------------------------------------

    In addition to historical information, this report contains forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the continued availability of suitable acquisition candidates; changing economic and market conditions that could impact the suitability of such candidates; Omnicare's ability to integrate acquisitions; the effect of changes in government regulation and reimbursement policies and in the interpretation and application of such policies; and the failure of the Company to obtain or maintain required regulatory approvals or licenses. See the "Competition," "Government Regulation" and "Legal Proceedings" sections at Item 1 of this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

                                                  Page
                                                  ----

 Financial Statements:

   Report of Independent Accountants              26
   Consolidated Statement of Income               27
   Consolidated Balance Sheet                     28
   Consolidated Statement of Cash Flows           29
   Consolidated Statement of Stockholders'
       Equity                                     30
   Notes to Consolidated Financial
       Statements                                 31

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

                       Report of Independent Accountants
                       ---------------------------------

 To the Stockholders and
 Board of Directors of Omnicare, Inc.

 In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------
 Price Waterhouse LLP
 Cincinnati, Ohio
 January 29, 1997

                        CONSOLIDATED STATEMENT OF INCOME

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

 (In thousands, except per share data)

                                                     For the years ended December 31,
                                               1996                 1995             1994
                                            ------------------------------------------------

 Sales                                       $536,604            $399,636         $307,655

 Cost of sales                                381,768             287,715          227,533
                                             --------            --------         --------
 Gross profit                                 154,836             111,921           80,122
 Selling, general and administrative
  expenses                                     89,636              66,970           50,111
 Acquisition expenses, pooling-
  of-interests                                    690               1,292            2,380
                                             --------            --------         --------

 Operating income                              64,510              43,659           27,631
 Investment income                             11,285               3,475            1,580
 Interest expense                              (3,652)             (5,954)          (6,533)
                                            ---------            --------         --------

 Income before income taxes                    72,143              41,180           22,678
 Income taxes                                  28,693              16,420            9,147
                                             --------            --------         --------

 Net income                                  $ 43,450            $ 24,760         $ 13,531
                                             ========            ========         ========

 Earnings per share:
  Primary                                    $    .64            $    .47         $    .30
                                             ========            ========         ========

  Fully diluted                              $    .61            $    .43         $    .30
                                             ========            ========         ========

 Weighted average number of
  common shares outstanding:
  Primary                                      67,388              52,396           44,958
                                             ========            ========         ========

  Fully diluted                                75,429              65,284           56,858
                                             ========            ========         ========



The Notes to Consolidated Financial Statements are an integral part of this statement.

                           CONSOLIDATED BALANCE SHEET
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

 (In thousands, except share data)

                                                                     December 31,
                                                           1996                    1995
                                                       ------------------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                            $216,515                 $ 40,137
   Accounts receivable, less allowances
     of $5,631 (1995-$4,761)                             118,913                   80,247
   Inventories                                            43,585                   28,841
   Deferred income tax benefits                            6,036                    6,600
   Other current assets                                    5,686                    5,247
                                                        --------                 --------
       Total current assets                              390,735                  161,072

 Properties and equipment, at cost less accumulated
  depreciation of $28,415 (1995-$19,036)                  56,055                   32,458
 Goodwill, less accumulated amortization
  of $15,550 (1995-$10,448)                              259,507                  157,843
 Other assets                                             15,400                    9,463
                                                        --------                 --------

       Total assets                                     $721,697                 $360,836
                                                        ========                 ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                     $ 21,432                $  22,020
   Amounts payable pursuant to acquisition agreements     11,651                   13,642
   Current portion of long-term debt                       1,199                    1,051
   Accrued employee compensation                          10,645                    5,338
   Liabilities relating to discontinued operations           806                    1,547
   Other current liabilities                              16,000                   11,090
                                                        --------                  -------
       Total current liabilities                          61,733                   54,688

 Long-term debt                                            1,992                   82,692
 Deferred income taxes                                     4,197                    2,621
 Amounts payable pursuant to acquisition agreements        9,088                    1,418
 Other noncurrent liabilities                             10,309                    4,656
                                                        --------                  -------
       Total liabilities                                  87,319                  146,075
                                                        --------                  -------

 Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares
    without par value; none issued
   Common stock-authorized 110,000,000 shares
    $1 par; 77,025,661 shares issued
    (1995-26,344,588 pre-1996 stock split shares)         77,026                    26,345
   Paid-in capital                                       433,117                    99,686
   Retained earnings                                     135,398                    93,598
                                                      ----------                ----------
                                                         645,541                   219,629
   Treasury stock, at cost-0 shares
    (1995-24,268 pre-1996 stock split shares)                  -                      (482)
   Deferred compensation                                  (9,503)                   (2,126)
   Unallocated stock of ESOP                              (1,660)                   (2,260)
                                                         -------                   -------
       Total stockholders' equity                        634,378                   214,761
                                                         -------                   -------
   Contingencies (Note 12)
       Total liabilities and stockholders' equity       $721,697                  $360,836
                                                        ========                  ========

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

 (In thousands)                                                       For the years ended December 31,

                                                                  1996           1995                 1994
                                                              ------------------------------------------------
 Cash flows from operating activities:
 Net income                                                    $  43,450        $ 24,760           $ 13,531
 Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation and amortization                               15,407          11,117              8,264
      Provision for doubtful accounts                              3,614           3,086              2,298
      Deferred tax provision                                       3,083           1,750                917
 Changes in assets and liabilities, net of effects
   from acquisition/disposal of businesses:
      Accounts receivable                                        (31,555)        (19,286)           (14,192)
      Inventories                                                 (8,356)         (4,930)            (3,652)
      Current and noncurrent assets                               (8,625)         (1,402)              (443)
      Payables and accrued liabilities                               882           4,335              2,785
      Current and noncurrent liabilities                           4,783             444              3,129
                                                                --------         -------            -------
          Net cash flows from operating activities                22,683          19,874             12,637
                                                                --------         -------            -------

 Cash flows from investing activities:
   Acquisition of businesses                                     (96,895)        (35,373)           (40,084)
   Capital expenditures                                          (26,716)        (13,603)            (9,659)
   Marketable securities                                              -           45,245            (45,245)
   Proceeds from sales of properties and equipment                   199             261                606
   Cash flows from discontinued operations                          (741)           (852)            (1,370)
                                                               ----------       ---------          ---------
         Net cash flows from investing activities               (124,153)         (4,322)           (95,752)
                                                               ----------       ---------          ---------

 Cash flows from financing activities:
   Net borrowings on line-of-credit                                   -           (3,670)              (215)
   Proceeds from long-term borrowings                                 -            5,343                141
   Principal payments on long-term obligations                      (470)         (9,130)            (3,426)
   Net proceeds from stock offering                              279,159               -             59,211
   Proceeds from exercise of stock options and warrants,
     net of stock tendered in payment                              3,059              70              1,291
   Dividends paid                                                 (3,900)         (2,581)            (2,756)
                                                               ----------       ---------          ---------
            Net cash flows from financing activities             277,848          (9,968)            54,246
                                                               ----------       ---------          --------

 Net increase (decrease) in cash and cash equivalents            176,378           5,584            (28,869)
 Cash and cash equivalents at beginning of period                 40,137          34,553             63,422
                                                               ---------        --------           --------

 Cash and cash equivalents at end of period                    $ 216,515        $ 40,137           $ 34,553
                                                               =========        ========           ========


 The Notes to Consolidated Financial Statements are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Omnicare, Inc. And Subsidiary Companies

    (In thousands, except per share data)

                                                      Common      Paid-in    Retained     Treasury
                                                      Stock       Capital    Earnings      Stock
                                                    ----------  ----------- ----------- ------------

  BALANCE AT DECEMBER 31, 1993                         $13,098      $64,556     $59,382     $(31,126)
    Pooling-of-interests (Note 2)                          371         (341)      1,120            -
    Net income                                               -            -      13,531            -
    Dividends paid ($.045 per share)                         -            -      (1,759)           -
    Dividend to former owners of Evergreen                   -            -        (397)           -
    Dividends to former owners of Lo-Med                     -            -        (402)           -
    Stock issued in public offering                      1,624       57,587           -            -
    Stock and warrants issued in
    connection with acquisitions                            75        3,616           -            -
    Exercise of warrants                                     -          529           -          658
    Exercise of stock options                              117        2,432           -       (2,592)
    Stock awards, net of amortization                       51        1,592           -            -
    Decrease in unallocated stock of ESOP                    -            -           -            -
                                                    ----------  ----------- -----------  -----------

  BALANCE AT DECEMBER 31, 1994                          15,336      129,971      71,475      (33,060)
    Net income                                               -            -      24,760            -
    Dividends paid ($.05 per share)                          -            -      (2,581)           -
    Two-for-one stock split                             10,429      (45,524)          -       35,095
    Conversion of subordinated debt                          4           49           -            -
    Stock and warrants issued in
    connection with acquisitions                           254       10,632           -            -
    Exercise of warrants                                     -          298           -         (298)
    Exercise of stock options                               82        1,760           -       (1,902)
    Stock awards, net of amortization                       52        2,636           -         (317)
    Decrease in unallocated stock of ESOP                    -            -           -            -
    Other                                                  188         (136)        (56)           -
                                                    ----------  ----------- ----------- ------------

  BALANCE AT DECEMBER 31, 1995                          26,345       99,686      93,598         (482)
    Pooling-of-interests (Note 2)                          193       (1,673)      2,250            -
    Net income                                               -            -      43,450            -
    Dividends paid ($.06 per share)                          -            -      (3,900)           -
    Stock issued in public offering                      5,750      273,409           -            -
    Two-for-one stock split                             32,689      (33,147)          -          458
    Conversion of subordinated debt                     10,815       67,423           -            -
    Stock and warrants issued in
    connection with acquisitions                           540       16,156           -            -
    Exercise of warrants                                   405        2,313           -           44
    Exercise of stock options                               97         (290)          -          562
    Stock awards, net of amortization                      192        9,352           -         (582)
    Decrease in unallocated stock of ESOP                    -            -           -            -
    Other                                                    -         (112)          -            -
                                                    ----------  ----------- ----------- ------------

    BALANCE AT DECEMBER 31, 1996                       $77,026     $433,117    $135,398    $       -
                                                       =======     ========    ========    =========


                                                                     Unallocated       Total
                                                       Deferred      Stock of     Stockholders'
                                                     Compensation      ESOP           Equity

                                                    -------------- ------------- ----------------

  BALANCE AT DECEMBER 31, 1993                         $         -      $ (3,160)      $   102,750
    Pooling-of-interests (Note 2)                                -             -             1,150
    Net income                                                   -             -            13,531
    Dividends paid ($.045 per share)                             -             -            (1,759)
    Dividend to former owners of Evergreen                       -             -              (397)
    Dividends to former owners of Lo-Med                         -             -              (402)
    Stock issued in public offering                              -             -            59,211
    Stock and warrants issued in
    connection with acquisitions                                 -             -             3,691
    Exercise of warrants                                         -             -             1,187
    Exercise of stock options                                    -             -               (43)
    Stock awards, net of amortization                         (858)            -               785
    Decrease in unallocated stock of ESOP                        -           400               400
                                                       -----------      --------       -----------

  BALANCE AT DECEMBER 31, 1994                                (858)       (2,760)          180,104
    Net income                                                   -             -            24,760
    Dividends paid ($.05 per share)                              -             -            (2,581)
    Two-for-one stock split                                      -             -                 -
    Conversion of subordinated debt                              -             -                53
    Stock and warrants issued in
    connection with acquisitions                                 -             -            10,886
    Exercise of warrants                                         -             -                 -
    Exercise of stock options                                    -             -               (60)
    Stock awards, net of amortization                       (1,268)            -             1,103
    Decrease in unallocated stock of ESOP                        -           500               500
    Other                                                        -             -                (4)
                                                       -----------      --------       -----------

  BALANCE AT DECEMBER 31, 1995                              (2,126)       (2,260)          214,761
    Pooling-of-interests (Note 2)                                -             -               770
    Net income                                                   -             -            43,450
    Dividends paid ($.06 per share)                              -             -            (3,900)
    Stock issued in public offering                              -             -           279,159
    Two-for-one stock split                                      -             -                 -
    Conversion of subordinated debt                              -             -            78,238
    Stock and warrants issued in
    connection with acquisitions                                 -             -            16,696
    Exercise of warrants                                         -             -             2,762
    Exercise of stock options                                    -             -               369
    Stock awards, net of amortization                       (7,377)            -             1,585
    Decrease in unallocated stock of ESOP                        -           600               600
    Other                                                        -             -              (112)
                                                       -----------      --------       -----------

    Balance at December 31, 1996                       $    (9,503)     $ (1,660)      $   634,378
                                                       ===========      ========       ===========

    The Notes to Consolidated Financial Statements are an integral part of this statement.

                                       30

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    Omnicare, Inc. ("Omnicare" or the "Company") primarily operates in one business segment which includes the distribution of pharmaceuticals, related pharmacy management services and medical supplies to long-term care institutions and their residents in the United States. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

CASH EQUIVALENTS

    Cash equivalents include all investments in highly liquid instruments with original maturities of three months or less.

INVENTORIES

    Inventories consist primarily of purchased pharmaceuticals and medical supplies held for sale to customers and are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

PROPERTIES AND EQUIPMENT

    Properties and equipment are stated at cost. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are charged to expense as incurred. Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease terms, including renewal options, or their useful lives.

GOODWILL, INTANGIBLES AND OTHER ASSETS

    Intangible assets, comprised primarily of goodwill, arising from business combinations accounted for as purchase transactions are amortized using the straight-line method over their estimated useful lives, not in excess of forty years.

    On an annual basis, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no such impairment exists as of December 31, 1996 or 1995.

    Debt issuance costs as of December 31, 1995 are included in other assets and are amortized using the straight-line method over the life of the related debt.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of all financial instruments of the Company approximates the amounts presented on the consolidated balance sheet.

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

INCOME TAXES

    The Company accounts for income taxes using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

PER SHARE DATA

    Primary earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period and common stock equivalents, if material. Fully diluted earnings per share include common stock equivalents and for the years ended December 31, 1996, 1995 and 1994, assumed the conversion of the 5.75% Convertible Subordinated Notes due 2003 into common stock. Additionally, for the years ended December 31, 1996, 1995 and 1994, interest expense and amortization of debt issuance costs arising from these convertible securities were added, net of related income taxes, to income for the purpose of calculating fully diluted earnings per share. The Convertible Subordinated Notes were converted on October 3, 1996; accordingly, they had no impact on the fully diluted earnings per share calculation subsequent to that date.

    The Board of Directors declared a two-for-one split of the Company's $1 par value common stock effective June 27, 1996. As a result of the split, 32,697,700 additional shares were issued including 8,677 from treasury stock. Paid-in capital and treasury stock were reduced by $33,147,000 and $458,000, respectively.

    All references in the consolidated financial statements to the number of common shares and per share amounts have been adjusted to reflect the stock split, unless otherwise indicated.

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

ACCOUNTING CHANGE

    Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company continued to follow the measurement principles prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has disclosed the pro forma impact of using the fair value measurement principles of SFAS No. 123 in the notes to the consolidated financial statements.

RECLASSIFICATIONS

    Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 2 - ACQUISITIONS

      Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy includes acquisitions of freestanding institutional pharmacy businesses as well as pharmacy contracts and other assets, generally insignificant in size, which are combined with existing pharmacy operations to augment their internal growth. From time to time, the Company may acquire other businesses such as long-term care software companies, pharmacy consulting companies and medical supply companies. To date, none of these non-pharmacy acquisitions have been significant.

      During the year ended December 31, 1996, the Company completed 18 acquisitions (excluding insignificant acquisitions), including 17 institutional pharmacy businesses and a long-term care software company. Seventeen of the acquisitions were accounted for as purchases and one as a pooling-of-interests.

      During the year ended December 31, 1995, the Company completed 10 acquisitions (excluding insignificant acquisitions), including nine institutional pharmacy businesses and a long-term care software company. Nine of the acquisitions were accounted for as purchases and one as a pooling-of-interests.

      During the year ended December 31, 1994, the Company completed seven acquisitions (excluding insignificant acquisitions) of institutional pharmacy businesses. Five of the acquisitions were accounted for as purchases and two as poolings-of-interests.

Purchases
---------

      For all acquisitions accounted for as purchases, including insignificant acquisitions, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to final determination within one year after the acquisition date.

    The following table summarizes the aggregate purchase price for all businesses acquired which have been accounted for as purchases (in thousands):

                                                 Businesses acquired in
                                      -------------------------------------------
                                        1996              1995              1994
                                        ----              ----              ----

 Cash                                $ 72,953           $21,309           $17,954
 Amounts payable in the future         19,026             4,797             3,107
 Common stock                          13,814            10,856             2,819
 Warrants                                 696                30               872
 Assumption of indebtedness             4,831               197             2,027
                                       ------           -------           -------

                                     $111,320           $37,189           $26,779
                                     ========           =======           =======

    Cash in the above table represents payments made in the year of acquisition. This amount differs from cash paid for the acquisition of the businesses in the Consolidated Statement of Cash Flows due primarily to purchase price payments made during the year pursuant to acquisition agreements entered into in prior years.

    Warrants outstanding as of December 31, 1996 represent the right to purchase 905,000 shares of common stock and were issued in connection with certain acquisitions. These warrants can be exercised at any time through 2002 at prices ranging from $7.70 to $29.18 per share. Warrants to purchase 407,000 shares of common stock, issued in prior years, were exercised in 1996.

    Amounts contingently payable totaled $19,995,000 as of December 31, 1996 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved. Amounts payable in the future are subject to set-off for claims of indemnity.

    The results of operations of the companies acquired in purchase transactions have been included in the consolidated results of operations of the Company from the dates of acquisition.

    Unaudited pro forma combined results of operations of the Company for the years ended December 31, 1996 and 1995, are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1995 (in thousands, except per share data).

                                                           For the years
                                                         ended December 31,
                                                       1996               1995
                                                  -----------------------------
 Pro Forma
 ---------
 Sales                                            $ 589,825          $ 494,185
 Net income                                          45,228             25,702
 Earnings per share:
  Primary                                         $     .67          $     .48
  Fully diluted                                   $     .63          $     .44


    The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.

Pooling-Of-Interests
--------------------

    The impact of the 1996 pooling-of-interests transaction and one of the 1994 pooling-of-interests transactions on the Company's historical consolidated financial statements were not material; consequently, prior period and current year financial statements have not been restated for these transactions.

    On June 30, 1995, the Company issued 806,370 shares of its common stock for all of the outstanding common stock of Specialized Pharmacy Services, Inc. ("Specialized"). On September 30, 1994, the Company issued 4,445,288 shares of its common stock for all the outstanding common stock of Evergreen Pharmaceutical, Inc. and Evergreen Pharmaceutical East, Inc. (collectively, "Evergreen"). These acquisitions were accounted for as poolings-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisitions to include the results of operations, financial position and cash flows of Specialized and Evergreen. Net sales and net income for Omnicare and Specialized prior to the Specialized transaction and Omnicare and Evergreen prior to the Evergreen transaction are as follows (in thousands):

                                      Omnicare    Specialized    Evergreen
                                      --------    -----------    ---------

 Six months ended June 30, 1995:
    Sales                             $171,211      $ 16,441        (a)
    Net income                           9,861           286        (a)
 Year ended December 31, 1994:
    Sales                              275,663        31,992        (a)
    Net income                          13,406           125        (a)
 Nine months ended September 30, 1994:
    Sales                              172,876        23,748       $25,324
    Net income                           7,091            66         1,877

    (a) The results of operations of Evergreen are included in the consolidated results of Omnicare for these periods.

    In accordance with accounting rules for pooling-of-interests transactions, charges to operating income for acquisition-related expenses were recorded upon completion of the pooling acquisitions. These acquisition-related expenses totaled $690,000 ($534,000 aftertax) for the 1996 transaction, $1,292,000
($989,000 aftertax) for the Specialized transaction and $2,380,000 ($1,860,000 aftertax) for the Evergreen transaction.

NOTE 3 - CASH AND CASH EQUIVALENTS

   A summary of cash and cash equivalents follows (in thousands):

                                               December 31,
                                              1996       1995
                                              ---------------
 Cash and cash equivalents:
   Cash                                   $ 16,108     $ 7,418
   Money market funds                          177         197
   U.S. Treasury-backed repurchase
     agreements                            200,230      32,522
                                          --------     -------
                                          $216,515     $40,137
                                          ========     =======


     Repurchase agreements represent investments in U.S. Treasury bills under agreements to resell, usually overnight, but in no case longer than 30 days. The Company has a collateralized interest in the underlying securities, which are segregated in the accounts of the bank counterparty.

NOTE 4 - PROPERTIES AND EQUIPMENT

  A summary of properties and equipment follows (in thousands):

                                                December 31,
                                             1996         1995
                                             -----------------
 Land                                      $ 1,355     $    247
 Buildings                                   2,459        1,496
 Machinery and equipment                    44,930       27,487
 Furniture, fixtures
  and leasehold improvements                35,726       22,264
                                           -------     --------

                                            84,470       51,494
 Accumulated depreciation                  (28,415)     (19,036)
                                           -------     --------

                                           $56,055     $ 32,458
                                           =======     ========

NOTE 5 - LEASING ARRANGEMENTS

    The Company has operating leases which cover various real and personal property. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no significant contingent rentals in the Company's operating leases.

    The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 1996 (in thousands):

                          1997                       $   3,943
                          1998                           3,446
                          1999                           2,990
                          2000                           2,263
                          2001                           1,729
                          Later years                    3,722
                                                       -------

      Total minimum payments required                 $ 18,093
                                                      ========

    Total rent expense under operating leases for the years ended December 31, 1996, 1995 and 1994 were $5,889,000, $4,567,000 and $3,470,000, respectively.

NOTE 6 - LONG-TERM DEBT

   A summary of long-term debt follows (in thousands):

                                                              December 31,
                                                       1996                 1995
                                                       ----                 ----

          Convertible Subordinated Notes due 2003     $    -             $80,445

          Employee Stock Ownership Plan ("ESOP")
            Loan Guarantee                             1,660               2,260

          Capitalized lease obligations                1,531               1,038
                                                     -------             -------

                                                       3,191              83,743

       Less current portion                           (1,199)             (1,051)
                                                     -------             -------

                                                     $ 1,992             $82,692
                                                     =======             =======


     The following is a schedule by year of required long-term debt payments as of December 31, 1996 (in thousands):

                             1997                    $ 1,199
                             1998                      1,443
                             1999                        387
                             2000                        162
                             2001                          -
                             Later years                   -
                                                     -------

                                                     $ 3,191
                                                     =======

    Total interest payments made for the years ended December 31, 1996, 1995 and 1994 were $4,968,000, $5,421,000 and $6,145,000, respectively.

Convertible Subordinated Notes
------------------------------

    On October 1, 1993, the Company issued $80,500,000 principal amount of 5.75% Convertible Subordinated Notes ("Notes") due 2003. The Notes were convertible into common stock at any time at the option of the holder at a price of $7.22 per share. The remaining Notes were converted in October 1996 into 10,201,700 shares of common stock. Prior to the October conversion, Notes were converted into 613,444 shares of common stock during 1996. In connection with the Notes conversions, the Company recorded the $1.9 million in unamortized deferred debt issuance costs against the paid-in capital balance for the common stock issued. The Company amortized $220,000 of deferred debt issuance costs in 1996 (prior to the final Notes conversion) and $310,000 in 1995.

ESOP Loan Guarantee
-------------------

    In 1988, the Company established an Employee Stock Ownership Plan ("ESOP") which currently covers certain acquired entities' employees and corporate headquarters employees. The ESOP used proceeds from a $4 million bank loan to purchase 1,973,748 shares of the Company's common stock on the open market at prices ranging from $1.94 to $2.13 per share. Inasmuch as the Company has guaranteed the repayment of this obligation, it has recorded the ESOP's bank debt as long-term debt and also as a reduction of stockholders' equity in the accompanying consolidated balance sheet.

    The ESOP services its debt with Company contributions which were previously made to the Company's Employee Savings and Investment Plan, and dividends received on shares held by the ESOP. Principal and interest payments on the bank debt are made in increasing quarterly installments over a ten-year period, the final payment being due on December 31, 1998. The loan bears interest at the per annum rate of 7% and is secured by the unallocated shares of common stock held by the ESOP trust. These unallocated shares had a fair market value equal to $18,515,000 and $18,230,000 as of December 31, 1996 and 1995, respectively.

    The Company funds ESOP expense as accrued. The components of total ESOP expense are as follows (in thousands):

                                   For the years ended December 31,
                                     1996        1995      1994
                                     --------------------------

 Interest expense                   $ 145       $ 182     $ 214
 Principal payments                   600         500       400
 Dividends on ESOP stock             ( 90)        (76)      (70)
                                     ----       -----     -----
                                    $ 655       $ 606     $ 544
                                    =====       =====     =====

Revolving Credit Facility
-------------------------

    In October 1996, the Company negotiated a five-year, $400 million line of credit agreement with a consortium of sixteen banks, which replaced the existing $135 million revolving credit facility. Borrowings under this agreement bear interest based upon LIBOR plus a spread of 25 to 60 basis points, dependent upon the Company's Fixed Charge Coverage Ratio, or other rates negotiated with the banks. Additionally, a commitment fee on the unused portion of the facility ranges from 9 to 20 basis points, and is also based on the Company's Fixed Charge Coverage Ratio. The agreement also contains debt covenants which include the Fixed Charge Coverage Ratio and minimum consolidated net worth. The Company is in compliance with all of the covenants in the agreement. No amounts were outstanding under this agreement as of December 31, 1996.

NOTE 7 - PUBLIC OFFERING OF COMMON STOCK

    In March 1996, the Company completed a public offering of 5,750,000 shares (pre-1996 stock split) of common stock resulting in gross proceeds of $298,281,000 (before underwriting discounts and expenses).

NOTE 8 - STOCK INCENTIVE PLANS

    The Company has stock incentive plans under which it may grant stock options or stock awards to key employees at a price equal to the fair market value at the date of grant. Under these plans, stock options become exercisable beginning one year following the date of grant in four equal annual installments. As of December 31, 1996, 290,084 shares were available for granting.

    Summary information for stock options relating to these plans is presented below (in thousands, except per share data):


                                               1996                            1995                          1994
----------------------------------------------------------------------------------------------------------------------
                                            WEIGHTED                         WEIGHTED                     WEIGHTED
                                             AVERAGE                         AVERAGE                       AVERAGE
                             SHARES        EXERCISE PRICE      SHARES      EXERCISE PRICE   SHARES      EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------
 Options outstanding,
 beginning of year           2,242            $ 7.89            1,526          $ 4.04       1,996         $ 3.89

 Options granted               508             26.36            1,058           12.19           -            -

 Options exercised            (273)             7.03             (326)           3.65        (470)          3.41

 Options forfeited              (3)            26.22              (16)          12.13           -            -
---------------------------------------------------------------------------------------------------------------------
 Options outstanding,
 end of year                 2,474            $11.76            2,242           $7.89       1,526          $4.04
---------------------------------------------------------------------------------------------------------------------
 Options exercisable,
 end of year                 1,083                                748                         726
----------------------------------------------------------------------------------------------------------------------


             The following summarizes information about stock options outstanding as of December 31, 1996 (in thousands, except per share data):

                                  OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------
                                                  WEIGHTED
                                                   AVERAGE
                                                  REMAINING
                                  NUMBER         CONTRACTUAL         WEIGHTED          NUMBER       WEIGHTED
 RANGE OF EXERCISE           OUTSTANDING AT        LIFE(IN            AVERAGE       EXERCISABLE     AVERAGE
     PRICES                     12/31/96            YEARS)         EXERCISE PRICE   AT 12/31/96  EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------
 $ 2.78 - $ 4.64                  1,018           5.37                 $ 4.09           914       $ 4.10

  11.39 -  12.13                    934           8.17                  12.10           165        12.11

  18.41 -  25.75                     34           9.24                  22.29             4        18.41

  26.22 -  28.25                    488           9.24                  26.38             -            -
---------------------------------------------------------------------------------------------------------------
 $ 2.78 - $28.25                  2,474           7.24                 $11.76         1,083       $ 5.37
---------------------------------------------------------------------------------------------------------------

             During 1995, the Company's Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2,520,000 shares of Company common stock available for grant at an exercise price of 125% of the stock's fair market value at the date of grant. No options have been granted under this plan.

    Nonvested stock awards are granted to key employees at the discretion of the Incentive Committee. Nonvested stock awards are restricted as to the transfer of ownership and vest over 5 to 7 years. Unrestricted stock awards are granted annually to members of the Board of Directors. The fair value of a stock award is equal to the fair market value of a share of Company stock at the grant date.

    Summary information relating to stock award grants is presented below:

                                        For the years ended December 31,
                                      1996              1995           1994
                                      ----              ----           ----
    Nonvested shares                378,092           198,944        197,312

    Unrestricted shares               6,400             6,400          7,200

    Weighted-average grant          $ 23.99           $ 11.68        $  7.56
    date fair value

    When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 1996, 1995 and 1994, the amount of compensation expense related to stock awards charged against income was $937,000, $506,000 and $277,000, respectively.

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock options and stock awards granted under these plans according to APB Opinion 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized for the stock options granted under the incentive plans. The fair value of each option at grant date is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6%, volatility of 32%, dividend yield of 0.2% and expected life of 4.2 years. The weighted average fair value at grant date during 1996 and 1995 was $9.13 and $4.22, respectively. No options were granted during 1994.

     Unaudited pro forma data as though the Company had accounted for stock-based compensation cost in accordance with SFAS No. 123 are as follows (in thousands, except per share data):

                                   For the years ended December 31,
                                      1996                    1995
                                      ----                    ----
 Pro Forma
 ---------
 Net income                        $  42,269              $  24,225
 Earnings per share:
  Primary                          $     .63              $     .46
  Fully diluted                    $     .60              $     .42

    The above pro forma information includes only stock options granted in 1996 and 1995. Because it does not include stock options granted prior to 1995, the pro forma effects are not representative of effects on net income or earnings per share for future years.

NOTE 9- RELATED PARTY TRANSACTIONS

    The Company contracted with a division of Chemed Corporation ("Chemed"), a 1% stockholder, to assist in the development of a new information system to integrate and standardize all operational and financial reporting functions. The Company also subleases its corporate offices from Chemed and is charged for the occasional use of Chemed's corporate aviation department and other incidental expenses based on Chemed's cost. The Company believes that the method by which such charges are determined is reasonable and that the charges are essentially equal to that which would have been incurred if the Company had operated as an unaffiliated entity. Charges to the Company for these services for the years ended December 31, 1996, 1995 and 1994 were $7,139,000, $4,535,000 and
$2,951,000, respectively. Net amounts owed by the Company to Chemed as of December 31, 1996 and 1995 were $946,000 and $667,000, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLANS

    The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale (the "Qualified Plan"). Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994. The Company also has an excess benefits plan which provides retirement payments to participants in amounts consistent with what they would have received under the Qualified Plan if payments to them under the Qualified Plan were not limited by the Internal Revenue Code and other restrictions.

    Retirement benefits are based primarily on an employee's years of service and compensation near retirement. Plan assets are invested primarily in U.S. Treasury obligations. The Company's policy is to fund pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

    Actuarial assumptions used to calculate the Accumulated Benefit Obligation and net expenses include a 7.25% interest rate as of December 31, 1996 and 1995 (8% at December 31, 1994), an expected long-term rate of return on assets of 8% and a 6% rate of increase in compensation levels in years prior to 1994.

    The Accumulated Benefit Obligation in excess of plan assets as of December 31, 1996 and 1995 was $7,422,000 and $3,188,000, respectively. The net expenses relating to the Company's defined contribution and defined benefit plans (including the ESOP described in Note 6) for the years ended December 31, 1996, 1995 and 1994 were $1,907,000, $1,663,000 and $1,481,000, respectively.

NOTE 11 - INCOME TAXES

    The provision for income taxes is comprised of the following (in thousands):

                                                 For the years
                                               ended December 31,

                                             1996      1995      1994
                                           --------------------------
             Current:
               Federal                     $21,917   $13,197   $ 7,158
               State and local               3,693     1,473     1,072
                                           -------   -------   -------
                                            25,610    14,670     8,230
                                           -------   -------   -------
             Deferred:
               Federal                       2,993     1,272       802
               State                            90       478       115
                                           -------   -------    ------
                                             3,083     1,750       917
                                           -------   -------    ------
               Income taxes                $28,693   $16,420    $9,147
                                           =======   =======    ======

    Tax benefits related to the exercise of stock options and stock awards have been credited to paid-in capital in amounts of $2,243,000, $1,357,000 and $947,000 for 1996, 1995 and 1994, respectively.

    The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

                                                                For the years ended December 31,
                                                          1996                  1995              1994
                                              ---------------------------------------------------------------

 Federal income tax at the
  statutory rate                                  $25,250      35.0%    $14,413     35.0%     $7,937  35.0%
 State and local income taxes,
  net of federal income tax benefit                 2,459       3.4       1,268      3.1         772   3.4
 Amortization of nondeductible
  intangible asset                                    448       0.6         408      1.0         372   1.6
 Other                                                536       0.8         331      0.8          66   0.3
                                                  -------      -----    -------     ----      ------ -----
  Income Taxes                                    $28,693      39.8%    $16,420     39.9%     $9,147  40.3%
                                                  =======      =====    =======     =====     ======  =====


      Income tax payments made in 1996, 1995 and 1994 amounted to $19,749,000, $14,014,000 and $5,569,000, respectively.

    A summary of deferred tax assets and liabilities follows (in thousands):

                                                            December 31,

                                                      1996              1995
                                                     ------            -----
 Accounts receivable reserves                        $3,912            $4,469
 Accrued liabilities                                  3,841             4,929
 Other                                                  106               104
                                                     ------            ------
     Gross deferred tax assets                       $7,859            $9,502
                                                     ======            ======

 Fixed assets and depreciation methods               $  945            $  973
 Amortization of intangibles                          4,046             3,798
 Other                                                1,029               752
                                                     ------            ------
     Gross deferred tax liabilities                  $6,020            $5,523
                                                     ======            ======

    The Company has evaluated its net deferred tax asset position and has concluded that a valuation allowance is not required as these net assets are more likely than not to be realized.

NOTE 12 - CONTINGENCIES

    In May 1996, the Company became aware of a government investigation of Home Pharmacy Services, Inc. ("Home"), a wholly-owned subsidiary of the Company acquired in 1992, based in Belleville, Illinois and certain individuals at that unit. Home accounted for less than four percent of Omnicare's total sales and earnings in 1996. The Company is cooperating fully with the government's inquiry. Home continues to provide pharmacy services without interruption to nursing home residents in the region. The outcome of this investigation is not currently predictable.

NOTE 13 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following table presents the Company's quarterly financial information for 1996 and 1995 (in thousands, except per share data):

                                            First         Second            Third         Fourth           Full
                                           Quarter        Quarter          Quarter        Quarter          Year
                                           --------------------------------------------------------------------------

 1996

 Sales                                    $117,185        $121,833        $140,733       $156,853       $536,604
 Cost of sales                              83,553          86,738         100,111        111,366        381,768
                                          --------        --------        --------       --------       --------
 Gross profit                               33,632          35,095          40,622         45,487        154,836
 Selling, general and
   administrative expenses                  19,433          20,639          23,213         26,351         89,636
 Acquisition expenses, pooling-
   of-interests                                  -               -               -            690(b)         690(b)
                                          --------        --------        --------       --------       --------
 Operating income                           14,199          14,456          17,409         18,446(b)      64,510(b)
 Investment income, net of
   interest (expense)                         (760)          2,803           2,512          3,078          7,633
                                          --------        --------        --------       --------       --------
 Income before income taxes                 13,439          17,259          19,921         21,524(b)      72,143(b)

 Income taxes                                5,310           6,863           8,108          8,412         28,693
                                          --------        --------        --------       --------       --------

 Net income                               $  8,129        $ 10,396        $ 11,813        $13,112(b)     $43,450(b)
                                          ========        ========        ========       ========       ========
 Earnings per share(a):
  Primary                                 $    .15        $    .15        $    .17        $   .17(b)      $  .64(b)
                                          ========        ========        ========       ========       ========
  Fully diluted                           $    .13        $    .14        $    .16        $   .17(b)      $  .61(b)
                                          ========        ========        ========       ========       ========

 1995

 Sales                                    $ 90,527         $97,125        $102,145       $109,839       $399,636
 Cost of sales                              65,879          70,168          73,198         78,470        287,715
                                          --------         -------         --------       --------       -------
 Gross profit                               24,648          26,957          28,947         31,369        111,921
 Selling, general and
   administrative expenses                  15,413          16,549          16,789         18,219         66,970
 Acquisition expenses, pooling-
   of-interests                                  -           1,292(c)            -              -          1,292(c)
                                          --------         ----------     --------        -------        -------
 Operating income                            9,235           9,116(c)       12,158         13,150         43,659(c)
 Interest (expense), net of
  investment income                           (535)           (591)           (638)          (715)        (2,479)
                                          --------         -------        --------        -------        -------
 Income before income taxes                  8,700           8,525(c)       11,520         12,435         41,180(c)
 Income taxes                                3,449           3,629           4,585          4,757         16,420
                                          --------         -------        --------       --------       --------

 Net income                               $  5,251         $ 4,896(c)     $  6,935       $  7,678        $24,760(c)
                                          ========         =======        ========       ========        =======
 Earnings per share(a):
  Primary                                 $    .10         $   .09(c)     $    .13       $    .14        $   .47(c)
                                          ========         =======        ========       ========        =======
  Fully diluted                           $    .09         $   .09(c)     $    .12       $    .13        $   .43(c)
                                          ========         =======        ========       ========        =======


 (a) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

 (b) Includes acquisition-related expenses of $690,000 relating to the 1996 pooling-of-interests transaction. Such expenses, on an aftertax basis, were $534,000. Net income, excluding these expenses, was $13,646,000 for the fourth quarter, or $.17 per share (primary and fully diluted) and $43,984,000 for the full year 1996, or $.65 per primary share and $.61 fully diluted.

 (c) Includes acquisition-related expenses of $1,292,000 relating to the 1995 pooling-of-interests transaction. Such expenses, on an aftertax basis, were $989,000. Net income, excluding these expenses, was $5,885,000 for the second quarter, or $0.11 per share (primary and fully diluted) and $25,749,000 for the full year 1995, or $.49 per primary share and $.44 fully diluted.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information regarding the Company's executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in the Company's 1997 Proxy Statement which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

        Information required under this Item is set forth in the Company's 1997 Proxy Statement which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required under this Item is set forth in the Company's 1997 Proxy Statement which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this Item is set forth in the Company's 1997 Proxy Statement which is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)(1)      Financial Statements

                The 1996 Consolidated Financial Statements of Omnicare are included in Part II, Item 8.

    (a)(2)      Financial Statement Schedule

                See Index to the Financial Statement Schedule at page 25 of this Report.

    (a)(3)      Exhibits

                See Index to Exhibits starting at page E-1 of this Report.

    (b)         Reports on Form 8-K

                During the quarter ended December 31, 1996, the Company did not file any Report on Form 8-K.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 31st day of March 1997.

                                 OMNICARE, INC.

                                 /s/Joel F. Gemunder
                                 ---------------------------
                                 Joel F. Gemunder, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 Signature                 Title                          Date
 ---------                 -----                          ----

 /s/Edward L. Hutton       Chairman and Director
--------------------       (Principal Executive Officer)
 Edward L. Hutton


 /s/Joel F. Gemunder       President and Director
--------------------       (Principal Executive Officer)
 Joel F. Gemunder


 /s/David W. Froesel, Jr.  Senior Vice President and
------------------------   Chief Financial Officer
 David W. Froesel, Jr.     (Principal Financial and
                           Accounting Officer)



 Ronald K. Baur, Director*
 Kenneth W. Chesterman, Director*
 Charles H. Erhart, Jr., Director*
 Mary Lou Fox, Director*
 Thomas C. Hutton, Director*                          March 31, 1997
 Patrick E. Keefe, Director*
 Sandra E. Laney, Director*
 Andrea R. Lindell, Director*
 Sheldon Margen, M.D., Director*
 Kevin J. McNamara, Director*
 John M. Mount, Director*
 Timothy S. O'Toole, Director*
 D. Walter Robbins, Jr., Director*

     * Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself as a director and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

                                   /s/Cheryl D. Hodges
                                   -------------------
                                   Cheryl D. Hodges
                                   (Attorney-in-Fact)

                                                                     Schedule II

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                              Additions
                                 Balance at    charged                   Write-offs   Balance
                                beginning of   to cost                     net of     at end
                                  period     and expenses  Acquisitions  recoveries  of period
                                  ------     ------------  ------------  ----------  ---------

 Allowance for
  uncollectible
  accounts receivable

 Year ended
 December 31,
   1996                             $4,761       $3,614      $105         $(2,849)     $5,631

   1995                              3,681        3,086       239          (2,245)      4,761

   1994                              3,187        2,298       722          (2,526)      3,681


 Allowance for
  uncollectible
  accounts receivable,
  discontinued operations

 Year ended
 December 31,

   1996                             $  282       $   -       $  -         $  (282)      $    -

   1995                                282           -          -               -          282

   1994                                288           -          -              (6)         282



                                INDEX OF EXHIBITS
                                -----------------

                                                Previous Document
                                                or Location Herein
                                         --------------------------------
      Number Refers to Item 601
         Regulation S-K and        Type of Filing  Previous Exhibit
        Description of Exhibit     and Filing Date    Page Number
        ----------------------     ---------------    -----------

  (3.1) Restated Certificate of     E-5 - E-8
        Incorporation of Omnicare,
        Inc.

  (3.2) By-Laws of Omnicare, Inc.,  Form 10-K         E-4 - E-13
        as amended                  March 26, 1993

    (4) Credit Agreement among      E-9 - E-61        (Copies of the
        Omnicare, Inc.,                               Schedules and
        First National Bank of                        Exhibits to the
        Chicago, Agent, and certain                   Agreement will be
        banks dated as of                             made available on
        October 22, 1996                              request)

 (10.1) Executive Salary Protec-    Form 10-K         E-3 - E-8
        tion Plan, as amended,      March 25, 1996
        May 22, 1981

 (10.2) 1981 Stock Incentive Plan,  Form 10-K         E-3 - E-14
        as amended                  March 25, 1988

 (10.3) 1989 Stock Incentive Plan   Proxy Statement   A-1 - A-6
                                    for 1989 Annual
                                    Meeting of Stock-
                                    holders dated
                                    April 10, 1989

 (10.4) 1992 Long-Term Stock        Proxy Statement   A-1 - A-9
        Incentive Plan              for 1992 Annual
                                    Meeting of Stock-
                                    holders dated
                                    April 6, 1992

 (10.5) 1995 Premium-Priced         Proxy Statement   A-1 - A-6
        Stock Option Plan           for 1995 Annual
                                    Meeting of Stock-
                                    holders dated
                                    April 10, 1995

                                INDEX OF EXHIBITS
                                -----------------
                                                Previous Document
                                                or Location Herein
                                         --------------------------------
        Number Refers to Item 601
          Regulation S-K and        Type of Filing  Previous Exhibit
         Description of Exhibit     and Filing Date    Page Number
         ----------------------     ---------------    -----------

  (10.6) Excess Benefits Plan        Form 10-K         E-22 - E-32
                                     March 25, 1988

  (10.7) Form of Indemnification     Proxy Statement    A-1 - A-4
         Agreement with Directors    for 1987 Annual
         and Officers                Meeting of Stock-
                                     holders dated
                                     April 14, 1987

  (10.8) Employment Agreements       Form 10-K          E-83 - E-126
         with J. F. Gemunder and     March 29, 1989
         C. D. Hodges dated
         August 4, 1988

  (10.9) Amendment to Employment     Form 10-K          E-32 - E-35
         Agreements with J. F.       March 25, 1994
         Gemunder and C. D. Hodges
         dated May 17, 1993

 (10.10) Employment Agreement        Form 10-K          E-36 - E-52
         with T. R. Marsh dated      March 25, 1994
         August 4, 1988 and Amendment
         dated May 17, 1993

 (10.11) Employment Agreement with   Form 10-K          E-4 - E-18
         P. E. Keefe dated March     March 25,1994
         4, 1993

 (10.12) Employment Agreement with   Form 10-K          E-19 - E-31
         K. W. Chesterman dated      March 25, 1994
         May 17, 1993

 (10.13) Amendment to Employment     Form 10-K          E-3 - E-7
         Agreements with             March 25, 1995
         J. F. Gemunder,
         K. W. Chesterman,
         P. E. Keefe,
         C. D. Hodges
         and T. R. Marsh dated
         May 16, 1994

                                INDEX OF EXHIBITS
                                -----------------
                                                Previous Document
                                                or Location Herein
                                         ---------------------------------
       Number Refers to Item 601
          Regulation S-K and        Type of Filing  Previous Exhibit
         Description of Exhibit     and Filing Date    Page Number
         ----------------------     ---------------    -----------

 (10.14) Amendment to Employment      Form 10-K         E-9 - E-12
         Agreements with              March 25, 1996
         J. F. Gemunder,
         K. W. Chesterman,
         P. E. Keefe and
         C. D. Hodges dated
         May 15, 1995

 (10.15) Split Dollar Agreement       Form 10-K         E-13 - E-24
         with E. L. Hutton dated      March 25, 1996
         June 1, 1995 (Agreement
         in the same Form exists
         with J. F. Gemunder)

 (10.16) Split Dollar Agreement       Form 10-K         E-25 - E-35
         with K. W. Chesterman dated  March 25, 1996
         June 1, 1995 (Agreements in
         the same Form exist with the
         following Executive Officers:
         C. D. Hodges, P. E. Keefe
         and T. E. Bien)

 (10.17) Annual Incentive Plan for    Proxy Statement   A-1 - A-3
         Senior Executive Officers    for 1996 Annual
                                      Meeting of
                                      Shareholders dated
                                      May 20, 1996

 (10.18) Employment Agreement with    E-62 - E-67
         T. E. Bien dated
         January 1, 1994

 (10.19) Employment Agreement with    E-68 - E-73
         D. W. Froesel dated
         February 17, 1996

 (10.20) Employment Agreement with    E-74 - E-83
         M. L. Fox dated
         April 4, 1996

 (10.21) Consulting Agreement with    E-84 - E-91
         MLF Co. dated April 4, 1996

 (10.22) Amendment to Employment      E-92 - E-95
         Agreement with J. F. Gemunder
         dated May 20, 1996
         (Amendments in the same Form
         exist with the following
         Executive Officers:
         K. W. Chesterman, P. E. Keefe,
         And C. D. Hodges)

                   INDEX OF EXHIBITS
                   -----------------
                                         Previous Document
                                         or Location Herein
                                  --------------------------------
     Number Refers to Item 601
        Regulation S-K and        Type of Filing  Previous Exhibit
       Description of Exhibit     and Filing Date    Page Number
       ----------------------     ---------------    -----------

 (11) Statement of Computation          E-96
       of Earnings per Common Share

 (12) Statement of Computation of Ratio E-97 of Earnings to Fixed Charges

 (21) Subsidiaries of Omnicare, Inc.    E-98 - E-99

 (23) Consent of Price Waterhouse LLP   E-100

 (24) Powers of Attorney                E-101 - E-113