Form 10-Q
period 1997-03-31
OMNICARE INC
filed 1997-05-15
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


For Quarter Ended March 31,1997

Commission File Number 1-8269


                                 OMNICARE, INC.
                                 --------------

Incorporated under the laws of                    I.R.S. Employer Identification
     State of Delaware                                     No. 31-1001351


            50 East RiverCenter Boulevard, Covington, Kentucky 41011
            --------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


        Registrant's telephone number, including area code (606) 291-6800


Indicate by check mark whether the registrant:

    1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and

    2) has been subject to such filing requirement for the past 90 days.

Yes  x   No
    ---     ---

COMMON STOCK OUTSTANDING
------------------------

                              Number of
                               Shares                 Date
                               ------                 ----
Common Stock, $1 par value    79,497,512          March 31, 1997

                               OMNICARE, INC. AND
                               ------------------
                              SUBSIDIARY COMPANIES
                              --------------------

                                      Index

                                                                        Page
                                                                        ----
Part I.  Financial Information:

   Item 1. Financial Statements

       Consolidated Balance Sheet -
           March 31, 1997 and December 31, 1996                           3

       Consolidated Statement of Income -
           Three months ended -
           March 31, 1997 and 1996                                        4

       Consolidated Statement of Cash Flows -
           Three months ended -
           March 31, 1997 and 1996                                        5

       Notes to Consolidated Financial Statements                         6

   Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition                  8


Part II  Other Information:

   Item 2. Recent Sales of Unregistered Securities                       11

   Item 6. Exhibits and Reports on Form 8-K                              11

                        PART I. -- FINANCIAL INFORMATION
                        -------------------------------

Item 1. Financial Statements
        --------------------

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet

(in thousands, except share data)                         UNAUDITED
                                                           March 31,      December 31,
ASSETS                                                        1997            1996
                                                           ---------        ---------
Current assets:
  Cash and cash equivalents                                $ 129,063        $ 216,515
  Accounts receivable, less allowances of
  $7,038 (1996-$5,631)                                       141,446          118,913
  Inventories                                                 71,242           43,585
  Deferred income tax benefits                                 6,998            6,036
  Other current assets                                        13,110            5,686
                                                           ---------        ---------
     Total current assets                                    361,859          390,735
Properties and equipment, at cost less
  accumulated depreciation of $31,892 (1996-$28,415)          63,079           56,055
Goodwill, less accumulated amortization of
  $17,616 (1996-$15,550)                                     355,274          259,507
Other assets                                                  16,405           15,400
                                                           ---------        ---------
     Total assets                                          $ 796,617        $ 721,697
                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  39,483        $  21,432
  Amounts payable pursuant to acquisition agreements          14,951           11,651
  Current portion of long-term debt                            1,547            1,199
  Accrued employee compensation                               10,198           10,645
  Other current liabilities                                   15,948           16,806
                                                           ---------        ---------

    Total current liabilities                                 82,127           61,733

Long-term debt                                                 1,383            1,992
Deferred income taxes                                          5,359            4,197
Amounts payable pursuant to acquisition agreements             8,858            9,088
Other noncurrent liabilities                                   8,278           10,309
                                                           ---------        ---------
     Total liabilities                                       106,005           87,319
                                                           ---------        ---------
Stockholders' equity:
  Preferred stock-authorized 1,000,000 shares
   without par value; none issued
  Common stock-authorized 110,000,000 shares
   $1 par; 79,497,512 issued
   (1996 - 77,025,661 shares)                                 79,498           77,026
  Paid-in capital                                            482,742          433,117
  Retained earnings                                          148,885          135,398
                                                           ---------        ---------
                                                             711,125          645,541
  Treasury stock, at cost - 75,824 shares
   (1996 - 0 shares)                                          (2,129)              --
  Deferred compensation                                      (17,127)          (9,503)
  Unallocated stock of ESOP                                   (1,257)          (1,660)
                                                           ---------        ---------
     Total stockholders' equity                              690,612          634,378
                                                           ---------        ---------
Contingencies (Note 4)
  Total liabilities and stockholders' equity               $ 796,617        $ 721,697
                                                           =========        =========

                 The Notes to Consolidated Financial Statements
                    are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)

                                                          Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                      1997                1996
                                                   ---------           ---------
Sales                                              $ 181,608           $ 117,185
Cost of sales                                        128,903              83,553
                                                   ---------           ---------

Gross profit                                          52,705              33,632
Selling, general and administrative expenses          30,570              19,433
Acquisition expenses-pooling-of-interests                978                  --
                                                   ---------           ---------

Operating income                                      21,157              14,199
Investment income                                      1,802                 560
Interest expense                                        (290)             (1,320)
                                                   ---------           ---------

Income before income taxes                            22,669              13,439
Income taxes                                           9,226               5,310
                                                   ---------           ---------

Net income                                         $  13,443           $   8,129
                                                   =========           =========

Earnings per share:
 Primary                                           $     .17           $     .15
 Fully diluted                                     $     .17           $     .13
Dividends paid per share:                          $   .0175           $    .015
Weighted average number of
 common shares outstanding:
 Primary                                              78,218              55,848
                                                   =========           =========
 Fully diluted                                        78,218              67,098
                                                   =========           =========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                       Consolidated Statement of Cash Flows
                                    UNAUDITED


(in thousands)                                                 Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                                 1997             1996
                                                            ---------        ---------
 Cash flows from operating activities:
  Net income                                                $  13,443        $   8,129
 Adjustments to reconcile net income
    to net cash flows from operating activities:
    Depreciation and amortization                               5,155            3,183
    Provision for doubtful accounts                             1,360            1,279
    Deferred tax provision                                      1,322              261
    Changes in assets and liabilities, net of effects
      from acquisition/disposal of businesses:
       Accounts receivable                                    (14,670)          (3,714)
       Inventories                                            (24,649)          (4,373)
       Current and noncurrent assets                          (11,014)            (672)
       Payables and accrued liabilities                        16,236            1,135
       Current and noncurrent liabilities                       2,299              462
                                                            ---------        ---------
         Net cash flows from operating activities             (10,518)           5,690
                                                            ---------        ---------
 Cash flows from investing activities:
  Acquisition of businesses                                   (74,040)         (12,805)
  Capital expenditures                                         (5,503)          (5,813)
  Other                                                             8             (147)
                                                            ---------        ---------
         Net cash flows from investing activities             (79,535)         (18,765)
                                                            ---------        ---------
Cash flows from financing activities:
  Principal payments on long-term obligations                    (137)            (136)
  Net proceeds from stock offering                                 --          286,529
  Exercise of stock options and warrants, net                   4,105             (995)
  Dividends paid                                               (1,367)            (792)
                                                            ---------        ---------
         Net cash flows from financing activities               2,601          284,606
                                                            ---------        ---------
Net  increase (decrease) in cash and cash equivalents         (87,452)         271,531
Cash and cash equivalents at beginning of period              216,515           40,137
                                                            ---------        ---------
Cash and cash equivalents at end of period                  $ 129,063        $ 311,668
                                                            =========        =========

Supplemental disclosures of cash flow information
-------------------------------------------------
Income taxes paid                                           $   5,151        $      --
Interest paid                                                     138            2,426


                 The Notes to Consolidated Financial Statements
                    are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Company").

2. The Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy includes acquisitions of freestanding institutional pharmacy businesses as well as pharmacy contracts and other assets, generally insignificant in size, which are combined with existing pharmacy operations to augment their internal growth. The Company may, from time to time, acquire certain non-pharmaceutical companies which complement the Company's core business. To date, none of these non-pharmacy acquisitions has been significant.

   Since January 1, 1997, the Company has completed six acquisitions
(excluding insignificant purchases of pharmacy contracts and other assets) of institutional pharmacy businesses. Five of these transactions were accounted for as purchase transactions and one as a pooling-of-interests. These six transactions added approximately $74 million in revenues on an annualized basis.

Purchases
---------

   For all acquisitions accounted for as purchases, including insignificant purchases of pharmacy contracts and other assets, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. The results of operations of the acquired companies have been included in the consolidated results of the Company from the effective dates of the acquisitions.

Pooling-Of-Interests
--------------------

   The impact of the pooling-of-interests transaction on the Company's historical consolidated financial statements was not material; consequently, prior period and current year financial statements have not been restated for this transaction.

3. On May 20, 1996, the Board of Directors declared a two-for-one split of the Company's $1 par value common stock payable on June 27, 1996 to stockholders of record on June 5, 1996. As a result of the split, 32,697,700 additional shares were issued including 8,677 from treasury stock. Additional paid-in capital and treasury stock were reduced by $33,147,000 and $458,000, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts for the first quarter of 1996 have been restated to reflect the stock split.

4. In May 1996, the Company became aware of a government investigation of Home Pharmacy Services, Inc. ("Home"), a wholly-owned subsidiary of the Company acquired in 1992, based in Belleville, Illinois, and certain individuals at that unit. Home accounted for less than three percent of Omnicare's total sales and earnings in the first quarter of 1997. The Company is cooperating fully with the government's inquiry. Home continues to provide pharmacy services without interruption to nursing home residents in the region. The outcome of this investigation is not currently predictable.

5. Effective October 1, 1997, the Company will adopt provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share
(EPS). The Company expects that adoption of SFAS No. 128 will not have a material impact on its EPS calculation.

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition.
         -------------------

Results of Operations
---------------------

    Excluding the impact of an after-tax charge of $854,000 for acquisition-related expenses in a pooling-of-interests transaction, fully diluted earnings per share for the quarter ended March 31, 1997 rose 38% to $.18 from the $.13 earned in the same period a year ago. Net income, on this basis, for the three months ended March 31, 1997 increased 76% to $14,297,000 from the $8,129,000 earned in the first quarter of 1996. The average number of shares outstanding in the first quarter of 1997 was 17% higher than in the comparable prior-year quarter, reflecting the issuance of additional shares in connection with the Company's public offering in March 1996. The 1997 quarter included a charge of $978,000 before taxes and $854,000 after taxes, or $.01 per share, for acquisition-related expenses in a pooling-of-interests transaction completed during the three-month period. Sales for the first quarter increased 55% to $181,608,000 versus the $117,185,000 recorded a year ago.

    The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and sustained internal growth.

    During the first three months of 1997, the Company acquired six institutional pharmacy providers (excluding insignificant purchases of pharmacy contracts and other assets), which when combined with internal growth, brought the total number of nursing facility residents served to 338,600 at March 31, 1997, up 47% over the number served one year ago. These six transactions added approximatley $74 million in revenues on an annualized basis.

    Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing and purchasing new pharmacy contracts, and drug price inflation.

    Investment income, net of interest expense, of $1,512,000 for the three months ended March 31, 1997, increased by $2,272,000 over the same period of 1996 due to an increase in the invested cash balance, owing primarily to the receipt of $298.3 million (before underwriting discounts and expenses) in gross proceeds from the public offering of 11,500,000 shares of common stock in March 1996.

Liquidity and Capital Resources
-------------------------------

    Cash and cash equivalents at March 31, 1997 were $129.1 million versus $216.5 million at December 31, 1996. The reduction in cash balances of $87.4 million is primarily attributable to payments made during the quarter for the acquisition of businesses of $74.0 million (including amounts payable pursuant to acquisition agreements relating to pre-1997 acquisitions). Additionally, the decrease in net cash flow from operating activities is primarily related to an increase in inventories associated with a change in pricing and payment terms with the Company's primary supplier of pharmaceuticals from four weeks to one week and the purchase of inventories in advance of pharmaceutical price increases from manufacturers.

    The Company's capital requirements are primarily related to its acquisition program. In the first quarter of 1997, the Company made six acquisitions (excluding insignificant purchases of pharmacy contracts and other assets) for an aggregate capital investment of approximately $94.5 million. Such acquisitions were financed from cash and cash equivalents and the issuance of
1.1 million shares of common stock. There are no material commitments outstanding at March 31, 1997, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

    In October 1996, the Company entered into an agreement with a consortium of sixteen banks for a $400 million revolving credit facility replacing the prior $135 million facility. Interest rates and commitment fees for this new facility are based on the Company's level of performance under certain debt covenants. No amounts were outstanding at March 31, 1997 under the credit facility. The Company's current ratio at March 31, 1997 and December 31, 1996 was 4.4 to 1.0 and 6.3 to 1.0, respectively.

    On February 5, 1997, the Company's Board of Directors increased the quarterly cash dividend by 17% to 1.75 cents per share for an indicated annual rate of 7 cents per share in 1997. Dividends of $1,367,000 were paid in March 1997 versus the $792,000 paid in March 1996.

    The Company believes its sources of liquidity and capital are adequate for its operating needs. If needed, other external sources of financing are readily available to the Company.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
----------------------------------------------------------------------------
1995 Regarding Forward-Looking Information
------------------------------------------

    In addition to historical information, this Form 10-Q contains forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the continued availability of suitable acquisition candidates; changing economic and market conditions that could impact the suitability of such candidates; Omnicare's ability to integrate acquisitions; the effect of changes in government regulation and reimbursement policies and in the interpretation and application of such policies; the failure of the Company to obtain or maintain required regulatory approvals or licenses; and other risks and uncertainties as described in the Company's 1996 Report on Form 10-K for the year ended December 31, 1996.

                          PART II. -- OTHER INFORMATION
                          -----------------------------

Item 2.  Recent Sales of Unregistered Securities
         ---------------------------------------

    The Company, as part of its ongoing acquisition program, issues its common shares and warrants ("Securities") from time to time in private transactions in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended March 31, 1997, the Company completed four transactions involving Securities. In connection with these transactions, a total of 530,442 shares of common stock and 40,000 warrants were issued. No underwriters were involved in these acquisition transactions.

    The Securities were issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act of 1933. See Note 2 to the Consolidated Financial Statements for additional information regarding the 1997 acquisition transactions.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
    (a) Exhibits

             Exhibit
             Number                       Exhibit
             ------                       -------
               11       Computation of Earnings per Common Share

               27       Financial Data Schedule

    (b) Reports on Form 8-K - On February 6, 1997, a Form 8-K was filed to report the audited financial statements as of and for the three years ended December 31, 1996. Further, on February 21, 1997, a Form 8-K was filed to report the sales and earnings of the Company for the month ended January 31, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Omnicare, Inc.
                                     -----------------------------
                                            (Registrant)


Date      May 15, 1997               By  /s/ Joel F. Gemunder
     ---------------------              ---------------------
                                         Joel F. Gemunder
                                         President
                                         (Principal Executive Officer)


Date      May 15, 1997               By  /s/ David W. Froesel, Jr.
     ---------------------              --------------------------
                                         David W. Froesel, Jr.
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)