Form 10-K/A
period 1996-12-31
OMNICARE INC
filed 1997-08-06
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-K/A


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

                        OMNICARE, INC.

                 1996 FORM 10-K ANNUAL REPORT

                       TABLE OF CONTENTS


                            PART I


                                                      PAGE

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . .    3
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . .   13
ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . .   16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS . . . . . . . . . . . .   16
          EXECUTIVE OFFICERS OF THE COMPANY  . . . .   17

                            PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS  . . . .   18
ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . .   18

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS. . . . . . . . . .   21

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA . . . . . . . . . . . . . . . . . .   26
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE . . . . . . . . . .   47

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
            THE REGISTRANT . . . . . . . . . . . . .   47
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . .   47
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT  . . . . . . . . .   47
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS . . . . . . . . . . . . . .   47

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
            REPORTS ON FORM 8-K  . . . . . . . . . .   47

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


  Sales increased 34% in 1996 versus 1995. The sales increase was the result of the completion of 17 institutional pharmacy acquisitions in 1996 and internal growth. As described in Note 2 to the Consolidated Financial Statements, since 1989, the Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents. This includes acquisitions of freestanding institutional pharmacy businesses as well as pharmacy contracts and other assets, generally insignificant in size, which are combined with existing pharmacy operations to augment their internal growth. The Company also increases its revenues internally through the efforts of its National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts with long-term care facilities. Expansion of services such as infusion therapy and the increasing acuity levels of residents in long-term care facilities which results from efforts made to avoid or reduce hospitalization, together with drug price inflation and other changes in sales mix also contribute to the Company's revenue growth.

  The Company's total sales increased by $137 million in 1996 versus 1995. The Company estimates that approximately $60 million of its consolidated revenue growth in 1996 was attributable to acquisitions. The Company believes that additional revenue growth opportunities through acquisitions exist in the institutional pharmacy industry and other related sectors. In addition, as disclosed in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the health care industry's need to lower health care costs is driving ongoing industry consolidation which should continue to provide momentum for the Company's acquisition program.

  The Company estimates that internal growth contributed approximately $77 million of Omnicare's increased revenue in 1996 compared to 1995. The Company's revenues attributable to infusion therapy grew by approximately $16 million in 1996 compared to 1995. The Company expects the trend of increasing infusion therapy revenues to continue as nursing facilities treat elderly residents with more serious and costly health problems. When pharmaceutical prices are increased, the Company generally is able to obtain price increases to cover such drug price inflation; therefore such inflation increases revenues. The Company estimates that drug price inflation for its highest dollar volume products in 1996 was approximately 4%-5% and this trend is continuing in 1997. The remainder of Omnicare's increased revenues in 1996 compared to 1995 attributable to internal growth reflects interrelated factors associated with sales mix, pricing and volume, acuity levels of residents and efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing and purchasing new pharmacy contracts. The Company is not able to isolate and separately quantify accurately the increased volumes associated with each of these individual factors.

  Acquisitions and internal growth brought the total number of nursing facility residents served at December 31, 1996 to 300,000, up 39% from the prior year end.

  Gross margin improvements from 28.0% in 1995 to 28.9% in 1996 resulted from changes in sales mix, including increased infusion therapy revenue, and the Company's purchasing leverage associated with purchases of pharmaceuticals and leveraging fixed and variable overhead costs at the Company's pharmacies.

  Sales mix for the Company includes primarily sales of pharmaceuticals and infusion therapy products and services, and, to a lesser extent, medical supplies and other. Sales of pharmaceuticals account for the majority of the Company's sales and gross profit. Infusion therapy and medical supplies gross margins are typically higher than gross margins associated with sales of pharmaceuticals. That portion of the Company's sales mix represented by infusion therapy has generally been increasing in recent years and, as noted earlier herein, this trend is expected to continue.

  Increased leverage in purchasing favorably impacts gross margins and is primarily derived from discounts from suppliers. Leveraging of fixed and variable overhead costs primarily relates to generating higher sales volumes from pharmacy facilities with no increase in fixed costs (e.g. rent) and minimal increases in variable costs (e.g. utilities). The Company believes it will be able to continue to leverage fixed and variable overhead costs through internal growth.

  As noted earlier herein, the Company is generally able to obtain price increases to cover drug price inflation. In order to control and improve its gross margins, the Company strategically allocates its resources to those activities which will increase internal sales growth and favorably impact sales mix or will lower costs. In addition, through the ongoing development of its pharmaceutical purchasing programs, the Company is able to obtain discounts and thereby manage its pharmaceutical costs.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

                                                  Page
                                                  ----

 Financial Statements:

   Report of Independent Accountants              27
   Consolidated Statement of Income               28
   Consolidated Balance Sheet                     29
   Consolidated Statement of Cash Flows           30
   Consolidated Statement of Stockholders'
       Equity                                     31
   Notes to Consolidated Financial
       Statements                                 32


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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)(1)      Financial Statements

                The 1996 Consolidated Financial Statements of Omnicare are included in Part II, Item 8.

    (a)(2)      Financial Statement Schedule

                See Index to the Financial Statement Schedule at page 26 of this Report.

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

                                 OMNICARE, INC.

Date August 6, 1997              /s/ David W. Froesel, Jr.
     --------------              ---------------------------
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



                                INDEX OF EXHIBITS
                                -----------------

                                          Previous Document
                                          or Location Herein
                                   --------------------------------
      Number Refers to Item 601
         Regulation S-K and        Type of Filing  Previous Exhibit
        Description of Exhibit     and Filing Date    Page Number
        ----------------------     ---------------    -----------

  (3.1) Restated Certificate of     Form 10-K         E-5 - E-8
        Incorporation of Omnicare,  March 31, 1997
        Inc.

  (3.2) By-Laws of Omnicare, Inc.,  Form 10-K         E-4 - E-13
        as amended                  March 26, 1993

    (4) Credit Agreement among      Form 10-K         E-9 - E-61
        Omnicare, Inc.,             March 31, 1997
        First National Bank of
        Chicago, Agent, and certain
        banks dated as of
        October 22, 1996

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

 (10.17) Annual Incentive Plan for     Proxy Statement    A-1 - A-3
         Senior Executive Officers     for 1996 Annual
                                       Meeting of
                                       Shareholders dated
                                       May 20, 1996

 (10.18) Employment Agreement with     Form 10-K        E-62 - E-67
         T. E. Bien dated              March 31, 1997
         January 1, 1994

 (10.19) Employment Agreement with     Form 10-K        E-68 - E-73
         D. W. Froesel dated           March 31, 1997
         February 17, 1996

 (10.20) Employment Agreement with     Form 10-K        E-74 - E-83
         M. L. Fox dated               March 31, 1997
         April 4, 1996

 (10.21) Consulting Agreement with     Form 10-K        E-84 - E-91
         MLF Co. dated April 4, 1996   March 31, 1997

 (10.22) Amendment to Employment       Form 10-K        E-92 - E-95
         Agreement with J. F. Gemunder March 31, 1997
         dated May 20, 1996
         (Amendments in the same Form
         exist with the following
         Executive Officers:
         K. W. Chesterman, P. E. Keefe,
         And C. D. Hodges)

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

 (11) Statement of Computation           Form 10-K         E-96
       of Earnings per Common Share      March 31, 1997

 (12) Statement of Computation of Ratio  Form 10-K         E-97
       of Earnings to Fixed Charges      March 31, 1997

 (21) Subsidiaries of Omnicare, Inc.     Form 10-K         E-98 - E-99
                                         March 31, 1997

 (23) Consent of Price Waterhouse LLP    Form 10-K         E-100
                                         March 31, 1997

 (24) Powers of Attorney                 Form 10-K         E-101 - E-113
                                         March 31, 1997
                                E-4