Form 10-Q/A
period 1997-03-31
OMNICARE INC
filed 1997-08-06
CIK 353230

                                    FORM 10-Q/A

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

Liquidity and Capital Resources
-------------------------------


    Cash and cash equivalents at March 31, 1997 were $129.1 million versus $216.5 million at December 31, 1996. The reduction in cash balances of $87.4 million is primarily attributable to payments made during the quarter for the acquisition of businesses of $74.0 million (including amounts payable pursuant to acquisition agreements relating to pre-1997 acquisitions). Additionally, the decrease in net cash flow from operating activities is primarily related to an increase in inventories associated with a change in pricing and payment terms with the Company's primary supplier of pharmaceuticals from four weeks to one week and the purchase of inventories in advance of pharmaceutical price increases from manufacturers. The change in pricing and payment terms with the Company's primary wholesale supplier of pharmaceuticals represents a one-time change associated with the commencement of an agreement with a new wholesale supplier of pharmaceuticals. Under the new agreement, the Company receives more favorable pricing arrangements, in part, for more frequent payment terms. The Company believes the net effect of this change will favorably impact gross margins and will not adversely impact future cash flows from operations. Regarding the purchase of inventories in advance of scheduled published pharmaceutical price increases from manufacturers, the Company routinely evaluates the economics of advance purchases as a means of improving gross margins. When pharmaceutical price increases occur, the Company is generally able to obtain price increases to cover such drug price inflation.


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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
    (a) Exhibits

             Exhibit
             Number                       Exhibit
             ------                       -------
               11       Computation of Earnings per Common Share*

               27       Financial Data Schedule*

*See Form 10-Q for the quarter ended March 31, 1997, filed on May 15, 1997, for these exhibits.

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



Date   August 6, 1997                By  /s/ David W. Froesel, Jr.
     ---------------------              --------------------------
                                         David W. Froesel, Jr.
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)