Form 10-Q
period 1997-06-30
OMNICARE INC
filed 1997-08-13
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


For Quarter Ended June 30,1997

Commission File Number 1-8269


                                 OMNICARE, INC.
                                 --------------

Incorporated under the laws of the          I.R.S. Employer Identification
     State of Delaware                             No. 31-1001351


            50 East RiverCenter Boulevard, Covington, Kentucky 41011
            --------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


        Registrant's telephone number, including area code (606) 291-6800
        -----------------------------------------------------------------


Indicate by check mark whether the registrant:
     1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and

    2)   has been subject to such filing requirement for the past
         90 days.

Yes  x   No
    ---     ---


COMMON STOCK OUTSTANDING
------------------------
                              Number of
                               Shares                Date
                               ------                ----
Common Stock, $1 par value   80,279,728          June 30, 1997

                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------


                                      Index


                                                                            Page
                                                                            ----


   Part I.  Financial Information:

      Item 1. Financial Statements

          Consolidated Balance Sheet -
              June 30, 1997 and December 31, 1996                            3

          Consolidated Statement of Income -
              Three and six months ended -
              June 30, 1997 and 1996                                         4

          Consolidated Statement of Cash Flows -
              Six months ended -
              June 30, 1997 and 1996                                         5

          Notes to Consolidated Financial Statements                         6

      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition                  9


   Part II.   Other Information:

      Item 2. Recent Sales of Unregistered Securities                       13

      Item 4. Submission of Matters to a Vote of
              Security Holders                                              13

      Item 6. Exhibits and Reports on Form 8-K                              14

                        PART I. -- FINANCIAL INFORMATION
                        --------------------------------


Item 1. Financial Statements
        --------------------

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED

(in thousands, except share data)
                                                            June 30,   December 31,
ASSETS                                                       1997         1996
                                                           ---------   ------------
Current assets:
   Cash and cash equivalents                              $ 102,995      $ 216,515
   Accounts receivable, less allowances of
   $7,569 (1996-$5,631)                                     154,616        118,913
   Inventories                                               67,997         43,585
   Deferred income tax benefits                               7,691          6,036
   Other current assets                                      13,481          5,686
                                                          ---------      ---------
       Total current assets                                 346,780        390,735
Properties and equipment, at cost less
  accumulated depreciation of $35,004 (1996-$28,415)         66,814         56,055
Goodwill, less accumulated amortization of
  $20,046 (1996-$15,550)                                    383,901        259,507
Other assets                                                 19,671         15,400
                                                          ---------      ---------
       Total assets                                       $ 817,166      $ 721,697
                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $  30,076      $  21,432
   Amounts payable pursuant to acquisition agreements        16,588         11,651
   Current portion of long-term debt                          1,871          1,199
   Accrued employee compensation                             11,448         10,645
   Other current liabilities                                 15,606         16,806
                                                          ---------      ---------

     Total current liabilities                               75,589         61,733

Long-term debt                                                1,211          1,992
Deferred income taxes                                         6,521          4,197
Amounts payable pursuant to acquisition agreements            9,098          9,088
Other noncurrent liabilities                                  9,073         10,309
                                                          ---------      ---------
     Total liabilities                                      101,492         87,319
                                                          ---------      ---------
Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares
    without par value; none issued
   Common stock-authorized 110,000,000 shares
    $1 par; 80,353,559 issued
    (1996 - 77,025,661 shares)                               80,354         77,026
   Paid-in capital                                          492,018        433,117
   Retained earnings                                        163,184        135,398
                                                          ---------      ---------
                                                            735,556        645,541
   Treasury stock, at cost - 73,831 shares
    (1996 - 0 shares)                                        (2,058)             -
   Deferred compensation                                    (16,675)        (9,503)
   Unallocated stock of ESOP                                 (1,149)        (1,660)
                                                          ---------      ---------
       Total stockholders' equity                           715,674        634,378
                                                          ---------      ---------
Contingencies (Note 3)
  Total liabilities and stockholders' equity              $ 817,166      $ 721,697
                                                          =========      =========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)


                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                 ------------------------      ------------------------
                                                     1997           1996          1997           1996
                                                     ----           ----          ----           ----
Sales                                            $ 203,060      $ 121,833      $ 384,668      $ 239,018
Cost of sales                                      144,134         86,738        273,037        170,291
                                                 ---------      ---------      ---------      ---------

Gross profit                                        58,926         35,095        111,631         68,727
Selling, general and administrative expenses        34,194         20,639         64,764         40,072
Acquisition expenses-pooling-of-interests              693             --          1,671             --
                                                 ---------      ---------      ---------      ---------

Operating income                                    24,039         14,456         45,196         28,655
Investment income                                    1,253          4,018          3,055          4,578
Interest expense                                      (193)        (1,215)          (483)        (2,535)
                                                 ---------      ---------      ---------      ---------

Income before income taxes                          25,099         17,259         47,768         30,698
Income taxes                                         9,961          6,863         19,187         12,173
                                                 ---------      ---------      ---------      ---------

Net income                                       $  15,138      $  10,396      $  28,581      $  18,525
                                                 =========      =========      =========      =========

Earnings per share:
 Primary                                         $     .19      $     .15      $     .36      $     .30
 Fully diluted                                   $     .19      $     .14      $     .36      $     .28
Dividends paid per share:                        $   .0175      $    .015      $    .035      $     .03
Weighted average number of
 common shares outstanding:
 Primary                                            80,249         67,341         79,239         61,595
                                                 =========      =========      =========      =========
 Fully diluted                                      80,440         77,825         79,335         72,462
                                                 =========      =========      =========      =========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                   UNAUDITED



(in thousands)                                                 Six Months Ended
                                                                    June 30,
                                                           ------------------------
                                                              1997           1996
                                                              ----           ----
Cash flows from operating activities:
  Net income                                              $  28,581      $  18,525
 Adjustments to reconcile net income
     to net cash flows from operating activities:
    Depreciation and amortization                            10,728          6,416
    Provision for doubtful accounts                           2,918          2,009
    Deferred tax provision                                    3,159            811
    Changes in assets and liabilities, net of effects
     from acquisition/disposal
       of businesses:
          Accounts receivable                               (26,880)        (9,954)
          Inventories                                       (20,337)        (6,288)
          Current and noncurrent assets                      (9,053)        (3,097)
          Payables and accrued liabilities                    9,423          4,474
          Current and noncurrent liabilities                    490          4,541
                                                          ---------      ---------
             Net cash flows from operating activities         (971)         17,437
                                                          ---------      ---------
 Cash flows from investing activities:
   Acquisition of businesses                                (99,722)       (19,819)
   Capital expenditures                                     (13,410)       (10,631)
   Other                                                       (364)          (363)
                                                          ---------      ---------

             Net cash flows from investing activities      (113,496)       (30,813)
                                                          ---------      ---------
Cash flows from financing activities:
   Principal payments on long-term obligations                 (287)          (318)
   Net proceeds from stock offering                              --        279,159
   Exercise of stock options and warrants, net                4,004           (838)
   Dividends paid                                            (2,770)        (1,768)
                                                          ---------      ---------
             Net cash flows from financing activities           947        276,235
                                                          ---------      ---------
Net  increase (decrease) in cash and cash equivalents      (113,520)       262,859
Cash and cash equivalents at beginning of period            216,515         40,137
                                                          ---------      ---------
Cash and cash equivalents at end of period                $ 102,995      $ 302,996
                                                          =========      =========

Supplemental disclosures of cash flow information
-------------------------------------------------

Income taxes paid                                         $  11,527      $   8,530
Interest paid                                                   172          2,590



The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries (the "Company"). Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2. The Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy includes acquisitions of freestanding institutional pharmacy businesses as well as pharmacy contracts and other assets, generally insignificant in size, which are combined with existing pharmacy operations to augment their internal growth. The Company may, from time to time, acquire certain non- pharmaceutical companies which complement the Company's core business. To date, none of these non-pharmacy acquisitions has been significant.

         Since January 1, 1997, the Company has completed 12 acquisitions (excluding insignificant purchases of pharmacy contracts and other assets) of institutional pharmacy businesses. Ten of these transactions were accounted for as purchase transactions and two as poolings-of-interests. These 12 transactions added approximately $100 million in revenues on an annualized basis.

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

Poolings-Of-Interests
---------------------

         The impact of the pooling-of-interests transactions on the Company's historical consolidated financial statements was not material; consequently, prior period and current year financial statements have not been restated for these transactions.

3. On August 6, 1997, Omnicare announced that it has reached a tentative settlement, subject to final federal and state governmental approvals, with the U.S. Attorney's office in the Southern District of Illinois regarding the previously announced federal investigation of Home Pharmacy Services, Inc., the Company's wholly owned institutional pharmacy subsidiary in Belleville, Illinois.

   Accordingly, Omnicare will establish a reserve of $6.3 million for the estimated costs and legal and other expenses associated with resolving the investigation. The reserve will be recorded as a pretax charge to earnings in the quarter ending September 30, 1997. The settlement, when finalized, is not expected to result in any criminal charges against Home Pharmacy Services. Additionally, Home Pharmacy Services is expected to continue to participate in government reimbursement programs under the terms of the tentative settlement.

   As previously announced, in May 1996 the Company became aware of a government investigation of Home Pharmacy Services and certain individuals employed there at that time. Omnicare has been informed that Home Pharmacy Services is the sole focus of the investigation and that neither Omnicare nor any of its other operating units are targets of the inquiry. Omnicare continues to cooperate fully with the government investigation in an effort to bring the matter to a timely resolution.

   Home Pharmacy Services, which was acquired by Omnicare in 1992, has continued to provide complete pharmacy services to nursing facility residents in its market area without interruption. The pharmacy operation accounted for less than 3% of Omnicare's total sales and earnings in the second quarter of 1997.

4. On August 8, 1997, Omnicare and American Medserve Corporation (NASDAQ:AMCI) announced the execution of a definitive merger agreement pursuant to which Omnicare will acquire for cash all of the outstanding shares of American Medserve Corporation.

   Under terms of the Agreement, a wholly owned subsidiary of Omnicare will commence a cash tender offer of $18.00 per share for all of the outstanding shares of American Medserve Corporation, representing a purchase price of approximately $222.6 million.

Additionally, Omnicare will assume American Medserve Corporation's liabilities, including long-term debt of approximately $11.6 million. The acquisition will be accounted for as a purchase transaction. Given the economies of scale and cost synergies anticipated from the merger, the acquisition of American Medserve Corporation is expected to be non-dilutive to Omnicare's earnings per share in 1997 and accretive in 1998.

   American Medserve Corporation, based in Naperville, Illinois, provides comprehensive pharmacy and related services to approximately 51,400 residents in 720 long-term care facilities in 11 states. Based on revenues reported for the quarter ended March 31, 1997, American Medserve Corporation's annualized revenues are approximately $144.0 million.

   The transaction, which has been approved by the boards of directors of both Omnicare and American Medserve Corporation, is subject to the tender of at least a majority of the outstanding shares of American Medserve Corporation on a fully diluted basis, customary regulatory approval and the satisfaction of certain other conditions. The tender offer will commence within five business days of August 8, 1997, and will remain open for 20 business days, unless extended. Following the consummation of the tender offer, Omnicare will acquire any of the remaining outstanding shares of American Medserve Corporation in a cash merger transaction valued at $18.00 per share.

   With the completion of this acquisition, Omnicare will provide pharmacy and related consulting services to approximately 413,000 residents in over 5,100 long-term care facilities in 35 states. Based on revenues for the quarter ended June 30, 1997, Omnicare's annualized revenues, following the transaction, will be in excess of $950.0 million.

Item 2.  Management's Discussion and Analysis of Results
         -----------------------------------------------
         of Operations and Financial Condition.
         --------------------------------------

Results of Operations
---------------------
Quarter-to-Date June 1997 vs. 1996
----------------------------------

      Excluding the impact of an after-tax charge for acquisition-related expenses in a pooling-of-interests transaction, fully diluted earnings per share for the quarter ended June 30, 1997 rose 43% to $.20 from the $.14 earned in the same period a year ago. Primary earnings per share, on this basis, increased 33% to $.20 versus the $.15 earned in the 1996 period. Net income for the three months ended June 30, 1997, excluding the pooling charge, increased 51% to $15,713,000 from the $10,396,000 earned in the second quarter of 1996. The 1997 second quarter included a charge of $693,000 before taxes and $575,000 after taxes ($.01 per share) for acquisition-related expenses in a pooling transaction completed during the three-month period. Sales for the second quarter increased 67% to $203,060,000 versus the $121,833,000 recorded a year ago.

      The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and sustained internal growth.

      During the second quarter of 1997, the Company acquired six institutional pharmacy providers (excluding insignificant purchases of pharmacy contracts and other assets), which when combined with internal growth, brought the total number of nursing facility residents served to 356,000 at June 30, 1997, up 42% over the number served one year ago. These six transactions added approximately $26 million in revenues on an annualized basis.

      Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing and purchasing new pharmacy contracts, and drug price inflation.

      Investment income, net of interest expense, of $1,060,000 for the three months ended June 30, 1997, decreased by $1,743,000 in comparison to the same period of 1996 due to a reduction in the invested cash balance from $302,996,000 at June 30, 1996 to $102,995,000 at June 30, 1997. The decline in cash is primarily attributable to the Company's acquisition program, which used approximately $175 million from June 30, 1996 to June 30, 1997.

Year-to-Date June 1997 vs. 1996
-------------------------------

      Excluding the impact of aftertax charges for pooling transactions completed during the first half of 1997, fully diluted earnings per share rose 36% to $.38 from the $.28 earned in the first six months of 1996, while primary earnings per share increased 27% to $.38 from the $.30 earned a year ago. Net income, on this basis, increased 62% to $30,010,000 over the $18,525,000 earned for the same period a year ago. The six-month period in 1997 included a total charge of $1,671,000 before taxes and $1,429,000 after taxes ($.02 per share) for acquisition expenses related to pooling-of-interests transactions. Sales for the first six months of 1997 grew 61% to $384,668,000 from the $239,018,000 in the same period of 1996.

      The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and sustained internal growth.

      During the first six months of 1997, the Company acquired 12 institutional pharmacy providers (excluding insignificant purchases of pharmacy contracts and other assets), which when combined with internal growth, brought the total number of nursing facility residents served to 356,000 at June 30, 1997, up 42% over the number served one year ago. These 12 transactions added approximately $100 million in revenues on an annualized basis.

      Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing and purchasing new pharmacy contracts, and drug price inflation.

Liquidity and Capital Resources
-------------------------------

      Cash and cash equivalents at June 30, 1997 were $103.0 million versus $216.5 million at December 31, 1996. The reduction in cash balances of $113.5 million is primarily attributable to payments made through June 30, 1997 for the acquisition of businesses of $99.7 million (including amounts payable pursuant to acquisition agreements relating to pre-1997 acquisitions). The Company generated positive net cash flow from operating activities of $9.5 million during the three months ended June 30, 1997. The decrease in net cash flow from operating activities during the six months ended June 30, 1997 compared to the six months ended June 30, 1996 is primarily related to an increase in inventories associated with a change in pricing and payment terms with the Company's primary supplier of pharmaceuticals from four weeks to one week and the purchase of inventories in advance of pharmaceutical price increases from manufacturers. The change in pricing and payment terms with the Company's primary wholesale supplier of pharmaceuticals represents a one-time change associated with the commencement of an agreement with a new wholesale supplier of pharmaceuticals. Under the new agreement, the Company receives more favorable pricing arrangements, in part, for more frequent payment terms. The Company believes the net effect of this change will favorably impact gross margins and will not adversely impact future cash flows from operations. Regarding the purchase of inventories in advance of scheduled published pharmaceutical price increases from manufacturers, the Company routinely evaluates the economics of advance purchases as a means of improving gross margins. When pharmaceutical price increases occur, the Company is generally able to obtain price increases to cover such drug price inflation.

      The Company's capital requirements are primarily related to its acquisition program. During the six months ended June 30, 1997, the Company made 12 acquisitions (excluding insignificant purchases of pharmacy contracts and other assets) for an aggregate capital investment of approximately $128.8 million. Such acquisitions were financed from cash and cash equivalents and the issuance of 1.9 million shares of common stock. There are no material commitments outstanding at June 30, 1997, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

      In October 1996, the Company entered into an agreement with a consortium of sixteen banks for a $400 million revolving credit facility replacing the prior $135 million facility. Interest rates and commitment fees for this new facility are based on the Company's level of performance under certain debt covenants. No amounts were outstanding at June 30, 1997 under the credit facility. The Company's current ratio at June 30, 1997 and December 31, 1996 was
4.6 to 1.0 and 6.3 to 1.0, respectively.

      On February 5, 1997, the Company's Board of Directors increased the quarterly cash dividend by 17% to 1.75 cents per share for an indicated annual rate of 7 cents per share in 1997. Dividends of $2,770,000 were paid during the six months ended June 30, 1997 versus the $1,768,000 paid in the prior year period.

      The Company believes its sources of liquidity and capital are adequate for its operating needs. If needed, other external sources of financing are readily available to the Company.

Recently Issued Accounting Standards
------------------------------------

      Effective October 1, 1997, the Company will adopt provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share
(EPS). The Company expects that adoption of SFAS No. 128 will not have a material impact on its EPS calculation.

      Further, the Financial Accounting Standards Board recently issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Effective January 1, 1998, the Company will adopt the provisions of these Statements. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects that adoption of SFAS No. 130 will not have a significant impact on the Company's reporting and disclosures. Management has not yet completed its assessment of how SFAS No. 131 might impact the applicability of segment reporting and disclosures to the Company.

"Safe Harbor" Statement under the Private Securities Litigation
---------------------------------------------------------------
Reform Act of 1995 Regarding Forward-Looking Information
--------------------------------------------------------

      In addition to historical information, this Form 10-Q contains forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the continued availability of suitable acquisition candidates; changing economic and market conditions that could impact the suitability of such candidates; Omnicare's ability to integrate acquisitions; the effect of changes in government regulation and reimbursement policies and in the interpretation and application of such policies; the failure of the Company to obtain or maintain required regulatory approvals or licenses; and other risks and uncertainties as described in the Company's 1996 Report on Form 10-K/A for the year ended December 31, 1996.

                          PART II. -- OTHER INFORMATION
                          -----------------------------


Item 2.  Recent Sales of Unregistered Securities
         ---------------------------------------

      The Company, as part of its ongoing acquisition program, issues its common shares and warrants ("Securities") from time to time in private transactions in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended June 30, 1997, the Company completed four transactions involving Securities. In connection with these transactions, a total of 840,047 shares of common stock were issued. No underwriters were involved in these acquisition transactions.

      The Securities were issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act of 1933. See Note 2 to the Consolidated Financial Statements for additional information regarding the 1997 acquisition transactions.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

(a)  Omnicare held its Annual Meeting of Stockholders on May 19,
     1997.

(b) The names of each director elected at this Annual Meeting are as follows:

          Edward L. Hutton                     Patrick E. Keefe
          Joel F. Gemunder                     Sandra E. Laney
          Ronald K. Baur                       Andrea R. Lindell, DNSc, RN
          Kenneth W. Chesterman                Sheldon Margen, M.D.
          Charles H. Erhart, Jr.               Kevin J. McNamara
          Mary Lou Fox                         John A. Mount
          Cheryl D. Hodges                     D. Walter Robbins
          Thomas C. Hutton

         With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                                      Votes          Broker
                                    Votes For        Withheld       Non-Votes
                                    ---------        --------       ---------

          E. L. Hutton             62,355,319        3,766,887         -0-
          J. F. Gemunder           62,354,470        3,767,736         -0-
          R. K. Baur               62,356,299        3,765,907         -0-
          K. W. Chesterman         62,356,308        3,765,898         -0-
          C. H. Erhart, Jr.        62,354,696        3,767,510         -0-
          M. L. Fox                62,355,844        3,766,362         -0-
          C. D. Hodges             62,356,299        3,765,907         -0-
          T. C. Hutton             62,356,307        3,765,899         -0-

                                                      Votes           Broker
                                     Votes For       Withheld        Non-Votes
                                     ---------       --------        ---------

          P. E. Keefe               62,356,299       3,765,907          -0-
          S. E. Laney               62,356,308       3,765,898          -0-
          A. R. Lindell, DNSc, RN   62,354,845       3,767,361          -0-
          S. Margen, M.D.           62,355,198       3,767,008          -0-
          K. J. McNamara            62,356,308       3,765,898          -0-
          J. A. Mount               62,355,508       3,766,698          -0-
          D. W. Robbins             62,353,896       3,768,310          -0-



(c) The Stockholders also approved amendments to the Company's 1992 Long-Term Stock Incentive Plan. 62,398,439 votes were cast in favor of adoption of the amendments, 3,475,386 votes were cast against it, 111,231 votes abstained and there were 137,150 non-votes.

(d) The Stockholders then ratified the selection by the Board of Directors of Price Waterhouse LLP as independent accountants for the Company and its consolidated subsidiaries for the 1997 year. 66,030,402 votes were cast in favor of the proposal, 43,788 votes were cast against it and 48,016 votes abstained.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

      (a) Exhibits

            Exhibit
            Number          Exhibit
            ------          -------

              10         Material Contracts:

                         Omnicare, Inc. 1992 Long-Term Stock Incentive Plan, As Amended, was included as an exhibit to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and such plan is incorporated herein by reference.


              11         Computation of Earnings per Common Share

              27         Financial Data Schedule

      (b) Reports on Form 8-K - On June 19, 1997, a Form 8-K was filed to report the sales and earnings of the Company for the month ended May 31, 1997.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Omnicare, Inc.
                                        --------------------------------------
                                           (Registrant)


Date August 13, 1997                 By  /s/ Joel F. Gemunder
     ---------------                    -------------------------------------
                                         Joel F. Gemunder
                                         President
                                         (Principal Executive Officer)


Date August 13, 1997                 By /s/ David W. Froesel, Jr.
     ---------------                    -------------------------------------
                                         David W. Froesel, Jr.
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)