Form 10-Q
period 1997-09-30
OMNICARE INC
filed 1997-11-14
CIK 353230

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1997
                         Commission File Number 1-8269



                                 OMNICARE, INC.
                                 --------------

 Incorporated under the laws of the              I.R.S. Employer Identification
         State of Delaware                               No. 31-1001351


            50 East RiverCenter Boulevard, Covington, Kentucky 41011
            --------------------------------------------------------
              (Address of principal executive offices)     (Zip code)


       Registrant's telephone number, including area code: (606) 291-6800
       ------------------------------------------------------------------

Indicate by check mark whether the registrant:
           1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and

           2) has been subject to such filing requirement for the past 90 days.

Yes   x           No
   -------          ------


COMMON STOCK OUTSTANDING
------------------------
                                   Number of
                                      Shares                  Date
                                      ------                  ----
Common Stock, $1 par value         81,344,831            September 30, 1997




                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------



                                     Index


                                                                                  Page
                                                                                  ----
Part I.         Financial Information:

      Item 1.        Financial Statements

                Consolidated Balance Sheet -
                     September 30, 1997 and December 31, 1996                       3

                Consolidated Statement of Income -
                     Three and nine months ended -
                     September 30, 1997 and 1996                                    4

                Consolidated Statement of Cash Flows -
                     Nine months ended -
                     September 30, 1997 and 1996                                    5

                Notes to Consolidated Financial Statements                          6

      Item 2.        Management's Discussion and Analysis of Results of
                     Operations and Financial Condition                             9

Part II.        Other Information:

      Item 2.        Recent Sales of Unregistered Securities                       13

      Item 6.        Exhibits and Reports on Form 8-K                              13




                                       PART I -- FINANCIAL INFORMATION
                                       -------------------------------

Item 1.       Financial Statements
              --------------------

                                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                         Consolidated Balance Sheet
                                                  UNAUDITED

(In thousands, except share data)


                                                                                      September 30,          December 31,
                                                                                          1997                   1996
                                                                                      ----------               --------

ASSETS
Current assets:
       Cash and cash equivalents                                                         $98,696               $216,515
       Accounts receivable, less allowances of
       $13,225 (1996 - $5,631)                                                           207,765                118,913
       Inventories                                                                        83,111                 43,585
       Deferred income tax benefits                                                       10,962                  6,036
       Other current assets                                                               13,251                  5,686
                                                                                      ----------               --------
              Total current assets                                                       413,785                390,735
Properties and equipment, at cost less accumulated
       depreciation of $41,650 (1996-$28,415)                                             79,176                 56,055
Goodwill, less accumulated amortization
       of $26,102 (1996-$15,550)                                                         653,045                259,507
Other assets                                                                              25,716                 15,400
                                                                                      ----------               --------
       Total assets                                                                   $1,171,722               $721,697
                                                                                      ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                  $43,984                $21,432
       Amounts payable pursuant to acquisition agreements                                 16,152                 11,651
       Current portion of long-term debt                                                   3,933                  1,199
       Accrued employee compensation                                                      29,074                 10,645
       Other current liabilities                                                          37,502                 16,806
                                                                                      ----------               --------
              Total current liabilities                                                  130,645                 61,733

Long-term debt                                                                           255,103                  1,992
Deferred income taxes                                                                      7,700                  4,197
Amounts payable pursuant to acquisition agreements                                        11,971                  9,088
Other noncurrent liabilities                                                               9,286                 10,309
                                                                                      ----------               --------
              Total liabilities                                                          414,705                 87,319
Stockholders' equity:
       Preferred stock-authorized 1,000,000 shares
              without par value; none issued
       Common stock-authorized 110,000,000 shares
              $1 par; 81,535,861 issued
              (1996 - 77,025,661 shares)                                                  81,536                 77,026
       Paid-in capital                                                                   524,018                433,117
       Retained earnings                                                                 172,629                135,398
                                                                                      ----------               --------
                                                                                         778,183                645,541

       Treasury stock, at cost-191,030 shares (1996-0 shares)                             (5,183)                     -
       Deferred compensation                                                             (14,942)                (9,503)
       Unallocated stock of ESOP                                                          (1,041)                (1,660)
                                                                                      ----------               --------
              Total stockholders' equity                                                 757,017                634,378
                                                                                      ----------               --------
       Contingencies (Note 3 )
              Total liabilities and stockholders' equity                              $1,171,722               $721,697
                                                                                      ==========               ========


     The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                         September 30,
                                                                 ----------------------------         -----------------------------
                                                                    1997               1996               1997               1996
                                                                 ---------          ---------          ---------          ---------

Sales                                                            $ 228,050          $ 140,733          $ 612,718          $ 379,751
Cost of sales                                                      162,224            100,111            435,261            270,402
                                                                 ---------          ---------          ---------          ---------

Gross profit                                                        65,826             40,622            177,457            109,349
Selling, general and administrative expenses                        38,314             23,213            103,078             63,285
Acquisition expenses-pooling of interests                                -                  -              1,671                  -
Nonrecurring charge (Note 3)                                         6,313                  -              6,313                  -
                                                                 ---------          ---------          ---------          ---------

Operating income                                                    21,199             17,409             66,395             46,064
Investment income                                                      958              3,647              4,013              8,225
Interest expense                                                      (977)            (1,135)            (1,460)            (3,670)
                                                                 ---------          ---------          ---------          ---------

Income before income taxes                                          21,180             19,921             68,948             50,619
Income taxes                                                        10,343              8,108             29,530             20,281
                                                                 ---------          ---------          ---------          ---------

Net income                                                       $  10,837          $  11,813          $  39,418          $  30,338
                                                                 =========          =========          =========          =========

Earnings per share:
    Primary                                                      $    0.13          $    0.17          $    0.49          $    0.48
    Fully diluted                                                $    0.13          $    0.16          $    0.49          $    0.44
Dividends paid per share:                                        $  0.0175          $   0.015          $  0.0525          $   0.045
Weighted average number of
    common shares outstanding:
        Primary                                                     81,019             67,956             79,839             63,730
                                                                 =========          =========          =========          =========

        Fully diluted                                               81,124             78,303             79,938             74,423
                                                                 =========          =========          =========          =========

    The Notes to Consolidated Financial Statements are an integral part of this statement



                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED

(In thousands)                                                                              Nine Months Ended
                                                                                              September 30,
                                                                                   --------------------------------
                                                                                      1997                   1996
                                                                                   ---------              ---------
Cash flows from operating activities:
Net income                                                                         $  39,418              $  30,338
Adjustments to reconcile net income to net cash
    flows from operating activities:
         Depreciation and amortization                                                16,964                 10,720
         Provision for doubtful accounts                                               4,340                  2,882
         Deferred tax provision                                                        5,211                  2,041
Changes in assets and liabilities, net of effects
    from acquisition/disposal of businesses:
         Accounts receivable                                                         (44,268)               (16,745)
         Inventories                                                                 (24,543)                (7,235)
         Current and noncurrent assets                                                (8,857)                (5,942)
         Payables and accrued liabilities                                             20,080                  6,529
         Current and noncurrent liabilities                                            4,236                  3,478
                                                                                   ---------              ---------
                        Net cash flows from operating activities                      12,581                 26,066
                                                                                   ---------              ---------

Cash flows from investing activities:
    Acquisition of businesses                                                       (357,598)               (68,035)
    Capital expenditures                                                             (21,784)               (21,451)
    Other                                                                               (444)                  (533)
                                                                                   ---------              ---------
                        Net cash flows from investing activities                    (379,826)               (90,019)
                                                                                   ---------              ---------

Cash flows from financing activities:
    Proceeds from borrowings on line of credit                                       250,000                      -
    Principal payments on long-term obligations                                         (549)                  (409)
    Net proceeds from stock offering                                                       -                279,159
    Exercise of stock options and warrants,
         net of stock tendered in payment                                              4,153                   (781)
    Dividends paid                                                                    (4,178)                (2,754)
                                                                                   ---------              ---------
                        Net cash flows from financing activities                     249,426                275,215
                                                                                   ---------              ---------

Net increase (decrease) in cash and cash equivalents                                (117,819)               211,262
Cash and cash equivalents at beginning of period                                     216,515                 40,137
                                                                                   ---------              ---------
Cash and cash equivalents at end of period                                         $  98,696              $ 251,399
                                                                                   =========              =========

Supplemental disclosures of cash flow information
-------------------------------------------------


Income taxes paid                                                                  $  15,199              $  14,785
Interest paid                                                                            215                  4,897

The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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


           Since January 1, 1997, the Company has completed 15 acquisitions (excluding insignificant purchases of pharmacy contracts and other assets) of institutional pharmacy businesses. Thirteen of these transactions were accounted for as purchase transactions and two as poolings-of-interests. These 15 transactions added approximately $278 million in revenues on an annualized basis. For all acquisitions accounted for as purchases, including insignificant purchases of pharmacy contracts and other assets, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. The results of operations of the acquired companies have been included in the consolidated results of the Company from the effective dates of the acquisitions. The impact of the pooling-of-interests transactions on the Company's historical consolidated financial statements was not material; consequently, prior period and current year financial statements have not been restated for these transactions.




           On September 16, 1997, Omnicare, Inc. completed the acquisition of all outstanding shares of American Medserve Corporation ("AMC"). American Medserve Corporation, based in Naperville, Illinois, provides comprehensive pharmacy and related services to approximately 51,400 residents in 720 long-term care facilities in 11 states. Additionally, American Medserve Corporation is a joint venture partner with an affiliate of The Evangelical Lutheran Good Samaritan Society, which ranks as the nation's fifth-largest nursing home operator, serving 27,000 residents.



           The cash purchase price of AMC was approximately $223 million. The acquisition was accounted for under the purchase method of accounting and the total consideration to be paid, including estimated transaction costs of $10 million, was allocated to the tangible and identifiable intangible assets and liabilities acquired based on their estimated fair values at the date of acquisition. The excess of the acquisition cost over the fair value of the net assets acquired was recorded as goodwill.




           On the closing date, the Company borrowed $250 million under its $400 million revolving credit agreement to fund the cash purchase price for the AMC stock, the related estimated transaction costs and the repayment of approximately $16.7 million of AMC's debt.

           Unaudited pro forma combined results of operations of the Company, including American Medserve Corporation, for the nine months ended September 30, 1997 and 1996, are presented below. Such pro forma presentation has been prepared assuming that the AMC acquisition had been made as of the beginning of the periods (in thousands, except per share data).


                                                     For the nine months
                                                     ended September 30,
                                                    ---------------------
                                                    1997             1996
                                                    ----             ----
PRO FORMA
Sales                                           $  730,960      $  434,222
Net Income                                          30,596          20,757
Earnings per share:
      Primary                                   $      .38      $      .33
      Fully Diluted                             $      .38      $      .31


           The primary pro forma adjustments reflect amortization of goodwill acquired on a straight-line basis over 40 years and interest costs on debt incurred in conjunction with the AMC acquisition. The pro forma information does not give effect to any synergies anticipated by the Company's management as a result of the acquisition, in particular improvements in gross margin attributable to the Company's purchasing leverage associated with purchases of pharmaceuticals and the elimination of duplicate payroll and other operating expenses. Therefore, management believes that the pro forma financial information is not necessarily indicative of future performance. The pro forma information should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in its 1996 Form 10-K (as amended on Form 10-K/A dated August 6, 1997).


3. On August 6, 1997, Omnicare announced that it has reached a tentative settlement, subject to final federal and state governmental approvals, with the U.S. Attorney's office in the Southern District of Illinois regarding the previously announced federal investigation of Home Pharmacy Services, Inc., the Company's wholly owned institutional pharmacy subsidiary in Belleville, Illinois.

           Accordingly, in the third quarter of 1997, Omnicare recorded a nonrecurring charge of $6,313,000 ($5,958,000 aftertax) for the estimated costs and legal and other expenses associated with resolving the investigation. The $6,313,000 consists of anticipated payments to the government agencies of $5,300,000 and estimated legal and other professional fees directly attributable to the investigation of $1,013,000. The settlement, when finalized, is not expected to result in any criminal charges against Home Pharmacy Services. Additionally, Home Pharmacy Services is expected to continue to participate in government reimbursement programs under the terms of the tentative settlement.

           Home Pharmacy Services, which was acquired by Omnicare in 1992, has continued to provide complete pharmacy services to nursing facility residents in its market area without interruption. The pharmacy operation accounted for less than 3% of Omnicare's total sales and earnings for the nine months ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition.
        --------------------

Results of Operations
---------------------

Quarter Ended September 1997 vs. 1996

---------------------------------------


           Excluding the impact of a nonrecurring charge in the period, fully diluted earnings per share for the quarter ended September 30, 1997 were $.21, up 31% from the $.16 earned in the same period a year ago. The 1997 third quarter included a nonrecurring charge of $6,313,000 before taxes and $5,958,000 after taxes for the estimated costs and legal and other expenses related to the tentative settlement of the government investigation of Home Pharmacy Services, Inc., the Company's wholly owned institutional pharmacy subsidiary in Belleville, Illinois. Net income for the three months ended September 30, 1997, excluding the aforementioned charge, increased 42% to $16,795,000 from the $11,813,000 earned in the third quarter of 1996. Sales for the third quarter increased 62% to $228,050,000 versus the $140,733,000 recorded a year ago.


           The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and sustained internal growth.


           During the third quarter of 1997, the Company acquired three institutional pharmacy providers (excluding insignificant purchases of pharmacy contracts and other assets), including American Medserve Corporation, which when combined with internal growth, brought the total number of nursing facility residents served to 427,400 at September 30, 1997, up 55% over the number served one year ago. These three transactions added approximately $178 million in revenues on an annualized basis.


           Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing and purchasing new pharmacy contracts, and drug price inflation.


           Investment income for the three months ended September 30, 1997 decreased by $2,689,000 in comparison to the same period of 1996 due to a reduction in the invested cash balance from $217 million at December 31, 1996 to $99 million at September 30, 1997. The use of cash is primarily attributable to the Company's acquisition program.



           The Company's effective tax rate in the third quarter of 1997 was 48.8% versus 40.7% in the comparable 1996 period. The increase was primarily attributable to the aforementioned nonrecurring charge related to Home Pharmacy Services, Inc. Excluding the nonrecurring charge, the Company's effective tax rate in the third quarter of 1997 was 38.9%.

Nine Months Ended September 1997 vs. 1996
-----------------------------------------



           Excluding the aforementioned nonrecurring charge related to Home Pharmacy Services, Inc. and acquisition-related expenses for pooling-of-interests transactions completed during the first nine months of 1997, fully diluted earnings per share were $.59, up 34% from the $.44 earned in the first nine months of 1996. Net income, on this basis, increased 54% to $46,805,000 from the $30,338,000 earned for the same period a year ago. The nine-month period in 1997 included the aforementioned nonrecurring charge and $1,671,000 before taxes and $1,429,000 after taxes for acquisition expenses related to pooling-of-interests transactions. Sales for the first nine months of 1997 grew 61% to $612,718,000 from $379,751,000 in the same period of 1996.


           The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and sustained internal growth.


           During the first nine months of 1997, the Company acquired 15 institutional pharmacy providers (excluding insignificant purchases of pharmacy contracts and other assets), which when combined with internal growth, brought the total number of nursing facility residents served to 427,400 at September 30, 1997, up 55% over the number served one year ago. These 15 transactions added approximately $278 million in revenues on an annualized basis.


           Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing and purchasing new pharmacy contracts, and drug price inflation.


           Investment income for the nine months ended September 30, 1997 decreased by $4,212,000 in comparison to the same period of 1996 due to a reduction in the invested cash balance from $217 million at December 31, 1996 to $99 million at September 30, 1997. The use of cash is primarily attributable to the Company's acquisition program.



           Interest expense decreased by $2,210,000 from the nine months ended September 30, 1996 to the comparable 1997 period primarily as a result of the conversion of Omnicare's $73.6 million of 5.75% Convertible Subordinated Notes due 2003 during the fourth quarter of 1996. Partially offsetting the reduction in interest expense caused by the aforementioned conversion was the interest expense on the Company's borrowing of $250 million under its revolving line of credit on September 16, 1997 to fund the Company's acquisition of AMC.




           The Company's effective tax rate for the nine months ended September 30, 1997 was 42.8% versus 40.1% in the comparable 1996 period. The increase was primarily attributable to the 1997 third quarter nonrecurring charge and pooling-of-interests acquisition expenses incurred during the 1997 period. Excluding the nonrecurring charge and pooling-of-interests expenses, the Company's effective tax rate for the nine months ended September 30, 1997 was 39.2%.


Liquidity and Capital Resources
-------------------------------

           Cash and cash equivalents at September 30, 1997 were $98.7 million versus $216.5 million at December 31, 1996. Acquisitions of businesses in 1997 required $357.6 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-1997 acquisitions) which were funded by the reduction in cash and cash equivalents and the borrowing of $250 million under the Company's revolving line of credit. The Company generated positive net cash flow from operating activities of $13.6 million during the three months ended September 30, 1997. The decrease in net cash flow from operating activities during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is primarily related to an increase in inventories during the first quarter of 1997 associated with a change in pricing and payment terms with the Company's primary supplier of pharmaceuticals from four weeks to one week and the purchase of inventories in advance of pharmaceutical price increases from manufacturers. The change in pricing and payment terms with the Company's primary wholesale supplier of pharmaceuticals represents a one-time change associated with the commencement of an agreement with a new wholesale supplier of pharmaceuticals. Under the new agreement, the Company receives more favorable pricing arrangements, in part, for more frequent payment terms. The Company believes the net effect of this change will favorably impact gross margins and will not adversely impact future cash flows from operations. Regarding the purchase of inventories in advance of scheduled published pharmaceutical price increases from manufacturers, the Company routinely evaluates the economics of advance purchases as a means of improving gross margins. When pharmaceutical price increases occur, the Company is generally able to obtain price increases to cover such drug price inflation.


           The Company's capital requirements are primarily related to its acquisition program. During the nine months ended September 30, 1997, the Company made 15 acquisitions (excluding insignificant purchases of pharmacy contracts and other assets) for an aggregate capital investment of approximately $431 million. Such acquisitions were financed from cash and cash equivalents, bank borrowings and the issuance of 2.9 million shares of common stock. There are no material commitments outstanding at September 30, 1997, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.



           In October 1996, the Company entered into an agreement with a consortium of sixteen banks for a $400 million revolving credit facility replacing the prior $135 million facility. Interest rates and commitment fees for this new facility are based on the Company's level of performance under certain debt covenants. On September 16, 1997, the Company borrowed $250 million on the revolving credit facility at a rate of 5.9375% per annum. The Company's current ratio at September 30, 1997 and December 31, 1996 was 3.2 to 1.0 and 6.3 to 1.0, respectively. The decline in the current ratio is primarily attributable to the Company's utilization of cash to fund its acquisition program.


           On February 5, 1997, the Company's Board of Directors increased the quarterly cash dividend by 17% to 1.75 cents per share for an indicated annual rate of 7 cents per share in 1997. Dividends of $4.2 million were paid during the nine months ended September 30, 1997 versus the $2.8 million paid in the comparable prior year period.

           The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Recently Issued Accounting Standards
------------------------------------

           The Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" when it releases its earnings for the year ended December 31, 1997. This statement establishes standards for computing and presenting earnings per share (EPS). The Company expects that adoption of SFAS No. 128 will not have a material impact on its EPS calculation.

           Further, the Financial Accounting Standards Board recently issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Effective January 1, 1998, the Company will adopt the provisions of these Statements. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects that adoption of SFAS Nos. 130 and 131 will not have a significant impact on the Company's reporting and disclosures.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995 Regarding Forward-Looking Information
------------------------------------------

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

                          PART II. -- OTHER INFORMATION
                          -----------------------------


Item 2.  Recent Sales of Unregistered Securities
         ---------------------------------------


           The Company, as part of its ongoing acquisition program, issues its common shares and warrants ("Securities") from time to time in private transactions in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended September 30, 1997, the Company completed three transactions involving unregistered Securities. In connection with these transactions, a total of 788,895 shares of common stock were issued. No underwriters were involved in these acquisition transactions.


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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

           (a) Exhibits

                   Exhibit
                   Number                     Exhibit
                   ------                     -------

                     11             Computation of Earnings per Common Share


                     27             Financial Data Schedule

           (b) Reports on Form 8-K - On August 6, 1997, a Form 8-K was filed to report the tentative settlement of the government investigation of Home Pharmacy Services, Inc. (see Note 3 to the Consolidated Financial Statements). On August 8, 1997, a Form 8-K was filed to report the execution of a definitive merger agreement with American Medserve Corporation (see Note 2 to the Consolidated Financial Statements). On September 19 and 29, 1997, a Form 8-K and Form 8-K/A was filed, respectively, to report the September 16, 1997 completion of the acquisition of all outstanding shares of American Medserve Corporation (see Note 2 to the Consolidated Financial Statements).

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Omnicare, Inc.
                                                  --------------
                                                  Registrant

Date       November 14, 1997                      By  /s/Joel F. Gemunder
    ---------------------------                       -------------------
                                                  Joel F. Gemunder
                                                  President
                                                  (Principal Executive Officer)


Date       November 14, 1997                      By  /s/David W. Froesel, Jr.
    --------------------------                        ------------------------
                                                  David W. Froesel, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)