Form 10-Q/A
period 1997-09-30
OMNICARE INC
filed 1997-11-26
CIK 353230

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


                                                     For the nine months
                                                     ended September 30,
                                                    ---------------------
                                                    1997             1996
                                                    ----             ----
PRO FORMA
Sales                                           $  721,735      $  434,222
Net Income                                          30,344          20,757
Earnings per share:
      Primary                                   $      .38      $      .33
      Fully Diluted                             $      .38      $      .31


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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995 Regarding Forward-Looking Information
------------------------------------------


           In addition to historical information, this Form 10-Q/A contains forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the continued availability of suitable acquisition candidates; changing economic and market conditions that could impact the suitability of such candidates; Omnicare's ability to integrate acquisitions; the effect of changes in government regulation and reimbursement policies and in the interpretation and application of such policies; the failure of the Company to obtain or maintain required regulatory approvals or licenses; and other risks and uncertainties as described in the Company's 1996 Report on Form 10-K/A for the year ended December 31, 1996.

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


                                                  Omnicare, Inc.
                                                  --------------
                                                  Registrant


Date       November 26, 1997                      By  /s/David W. Froesel, Jr.
    --------------------------                        ------------------------
                                                  David W. Froesel, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)



Exhibit 11

                                                 Omnicare, Inc. and Subsidiary Companies
                                                Computation of Earnings Per Common Share
                                                  (in thousands, except per share data)


                                                                         Three Months Ended                  Nine Months Ended
                                                                             September 30,                      September 30,
                                                                     ---------------------------         --------------------------
                                                                        1997              1996             1997              1996
                                                                     --------           --------         --------          --------
Primary Earnings
  Net Income                                                         $ 10,837           $ 11,813         $ 39,418          $ 30,338
  Other                                                                    (4)                 3               10               (25)
                                                                     --------           --------         --------          --------
  Net income as adjusted                                             $ 10,833           $ 11,816         $ 39,428          $ 30,313
                                                                     ========           ========         ========          ========
  Shares
  Weighted average number of common
     shares outstanding                                                80,785             65,851           79,675            61,582
  Additional shares assuming conversion of
     stock options and stock warrants                                     234              2,105              164             2,148
                                                                     --------           --------         --------          --------
  Average common shares outstanding and
     equivalent as adjusted                                            81,019             67,956           79,839            63,730
                                                                     ========           ========         ========          ========
  Primary earnings per common share                                  $   0.13   *       $   0.17         $   0.49   *      $   0.48
                                                                     ========           ========         ========          ========
Fully Diluted Earnings
  Net income                                                         $ 10,837           $ 11,813         $ 39,418          $ 30,338
  Aftertax interest expense related to 5 3/4%
     convertible subordinated debentures                                   --                713               --             2,266
  Other                                                                    (4)                 3               10               (25)
                                                                     --------           --------         --------          --------
  Net income as adjusted                                             $ 10,833           $ 12,529         $ 39,428          $ 32,579
                                                                     ========           ========         ========          ========
  Shares
  Weighted average number of common
     shares outstanding                                                80,785             65,851           79,675            61,582
  Additional shares assuming conversion of:
     Stock options and stock warrants                                     339              2,105              263             2,148
     Convertible subordinated debentures                                   --             10,347               --            10,693
                                                                     --------           --------         --------          --------
  Average common shares outstanding and
     equivalent as adjusted                                            81,124             78,303           79,938            74,423
                                                                     ========           ========         ========          ========
  Fully diluted earnings per common share                            $   0.13   *       $   0.16         $   0.49   *      $   0.44
                                                                     ========           ========         ========          ========


* The calculations for the three and nine month periods ended September 30, 1997 are submitted in accordance with Regulation S-K
  Item 601(b)(11), although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 since they result in dilution of less than 3%.

