Form 10-K
period 1997-12-31
OMNICARE INC
filed 1998-03-27
CIK 353230

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                (Mark One)
    [X]       Annual Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 (Fee Required)
              For the fiscal year ended December 3l, 1997
                                           OR
    [ ]       Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ________ to ________.

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

                                  606-291-6800

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
          Common Stock ($1 Par Value)                        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on February 27, 1998 ($37.00 per share):
$2,993,039,668.

          As of February 28, 1998, 82,549,291 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.'s, (Omnicare, the Company or the Registrant) definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be held May 18, 1998, are incorporated by reference into Part III of this report. Definitive copies of its 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                 OMNICARE, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
ITEM  1.    Business....................................................    3
ITEM  2.    Properties..................................................   15
ITEM  3.    Legal Proceedings...........................................   21
ITEM  4.    Submission of Matters to a Vote of Security Holders.........   21
            Executive Officers of the Company...........................   22

                                    PART II
ITEM  5.    Market for the Company's Common Stock and Related
            Stockholder Matters.........................................   23
ITEM  6.    Selected Financial Data.....................................   23
ITEM  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   26
ITEM  7.A.  Quantitative and Qualitative Disclosures About Market Risk..   31
ITEM  8.    Financial Statements and Supplementary Data.................   32
ITEM  9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   55

                                    PART III
ITEM 10.    Directors and Executive Officers of the Registrant..........   55
ITEM 11.    Executive Compensation......................................   55
ITEM 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   55
ITEM 13.    Certain Relationships and Related Transactions..............   55

                                    PART IV
ITEM 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................   55

                                     PART I

ITEM 1 - BUSINESS

BACKGROUND

    Omnicare, Inc. (the "Company" or "Omnicare") was incorporated in Delaware on May 19, 1981 to conduct certain health care businesses contributed to it by W.
R. Grace & Co. and Chemed Corporation, and in July 1981 public trading of the Company's Common Stock commenced. As part of a multi-year restructuring program undertaken in 1985, the Company, through a series of divestitures and acquisitions, redeployed all of its capital in the long-term pharmacy business. As a result, Omnicare is today a leading provider of pharmacy services to long-term care institutions such as nursing homes, retirement centers and other institutional health care facilities. Omnicare purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical recordkeeping and third-party billing for residents in such facilities. Omnicare also provides consultant pharmacist services, including evaluating monthly resident drug therapy, monitoring the control, distribution and administration of drugs within the nursing facility and assisting in compliance with state and federal regulations. In addition, Omnicare provides ancillary services, such as infusion therapy, distributes medical supplies and offers clinical care plans and financial software information systems to its clients' nursing facilities. The Company operates principally in one business segment- institutional pharmacy services for the long-term care market. At December 31, 1997, Omnicare provided these services to approximately 443,100 residents in 5,500 long-term care facilities in 37 states. The Company does not make any export sales.

    In 1997, the Company completed the acquisition of 18 institutional pharmacy providers, a long-term care software company and a contract research organization. See "Note 2 - Acquisitions" of the Notes to Consolidated Financial Statements at Item 8 of this Report for additional information.

PHARMACY SERVICES

    Omnicare purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to the nursing facility for administration to individual residents by the facility's nursing staff. Omnicare typically services nursing homes within a 150-mile radius of its pharmacy locations. Omnicare maintains a 24-hour, on-call pharmacist service, 365 days per year, for emergency dispensing and delivery or for consultation with the facility's staff or the resident's attending physician.

    Upon receipt of a prescription, the relevant resident information is entered into Omnicare's computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed; generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or resident. The Company also provides therapeutic interchange, with physician approval, in accordance with the Company's pharmaceutical care guidelines. See "The Omnicare Guidelines(R)" below.

    Omnicare provides a "unit dose" distribution system. Most of its prescriptions are filled utilizing specialized unit-of-use packaging and delivery systems. Maintenance medications are typically provided in 30-day supplies utilizing either a box unit dose system or unit dose punch card system. The unit dose system, preferred over the bulk delivery systems employed by retail pharmacies, improves control over drugs in the nursing facility and improves resident compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

    Integral to Omnicare's drug distribution system is its computerized medical records and documentation system. Omnicare provides to the facility computerized medication administration records and physician's order sheets and treatment records for each resident. Data extracted from these computerized records are also formulated into monthly management reports on resident care and quality assurance. The computerized documentation system, in combination with the unit dose drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. These benefits improve drug efficacy and result in fewer drug-related hospitalizations.

CONSULTANT PHARMACIST SERVICES

    Federal and state regulations mandate that nursing facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage.

    Omnicare provides consultant pharmacist services which help clients comply with such federal and state regulations applicable to nursing homes. The services offered by Omnicare's consultant pharmacists include: (i) comprehensive, monthly drug regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the resident's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participation on the Pharmacy and Therapeutics, Quality Assurance and other committees of client nursing facilities as well as periodic involvement in staff meetings; (iii) monthly inspection of medication carts and storage rooms; (iv) monitoring and monthly reporting on facility-wide drug usage and drug administration systems and practices; (v) development and maintenance of pharmaceutical policy and procedures manuals; and (vi) assistance to the nursing facility in complying with state and federal regulations as they pertain to patient care.

    Omnicare has also developed a proprietary software system for the use of its consultant pharmacists. The system, called OSC(2)OR(R) (Omnicare System of Cost and Clinical Outcomes Retrieval), enables Omnicare pharmacists not only to perform their above described functions efficiently but also provides the platform for consistent data retrieval for outcomes research and management.

    Additionally, Omnicare offers a specialized line of consulting services which help nursing facilities to enhance care and reduce and contain costs as well as to comply with state and federal regulations. Under this service line, Omnicare provides: (i) data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage; (ii) plan of care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs; (iii) counseling related to appropriate drug usage and implementation of drug protocols; (iv) on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues;(v) mock regulatory reviews for nursing staffs; and (vi) nurse consultant services and consulting for dietary, social services and medical records.

THE OMNICARE GUIDELINES(R)

    In June 1994, to enhance the pharmaceutical care management services that it offers, Omnicare introduced to its client nursing facilities and their attending physicians The Omnicare Guidelines(R) which it believes is the first clinically-based formulary for the elderly residing in long-term care institutions. The Omnicare Guidelines(R) presents an analysis ranking specific drugs in therapeutic classes as Preferred, Acceptable or Unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly in nursing facilities. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in nursing facilities. The clinical evaluations and rankings were developed exclusively for the Company by the Philadelphia College of Pharmacy and Science, an academic institution recognized for its expertise in geriatric long-term care. In addition, The Omnicare Guidelines(R) provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

    As The Omnicare Guidelines(R) focuses on health benefits, rather than solely on cost, in assigning rankings, the Company believes that use of The Omnicare Guidelines(R) will assist physicians in making the best clinical choices of drug therapy for the patient at the lowest cost to the payor of the pharmacy bill. The Company also believes that the development of and subsequent compliance with The Omnicare Guidelines(R) will lower costs for the patients it serves.

DISEASE AND OUTCOMES MANAGEMENT

    The Company has expanded upon the data in The Omnicare Guidelines(R) to develop disease and outcomes management programs targeted at major categories of disease commonly found in the elderly. These programs currently include congestive heart failure, osteoporosis, atrial fibrillation and depression. Such programs seek to identify patients who may be candidates for more clinically efficacious drug therapy and to work with physicians to optimize pharmaceutical care for these geriatric patients. Such programs enhance the quality of care of elderly patients while reducing costs to the health care system which arise from the adverse outcomes of sub-optimal or inappropriate drug therapy.

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

    Other Services. Omnicare also provides respiratory therapy products and durable medical equipment and offers clinical care plan and financial software information systems to its client nursing facilities. Omnicare continues to review the expansion of these as well as other products and services that may further enhance the ability of its client nursing facilities to care for their patients in a cost-effective manner.

CONTRACT PHARMACEUTICAL RESEARCH

    On December 29, 1997, Omnicare completed its acquisition of all the stock of Coromed, Inc., which marked Omnicare's entry into pharmaceutical research. Coromed is an international full-service contract research organization ("CRO") serving multinational pharmaceutical and biotechnology firms, as well as medical device companies. Coromed provides support for the preclinical and clinical (phase I-IV) development of pharmaceuticals by offering comprehensive and fully integrated biological, pharmacological, and chemical research services, as well as clinical, quality assurance, data management, medical writing and regulatory support for its clients' drug development programs. In addition to conducting business in the United States, Coromed also operates in Canada, South America, and Europe. The Company believes that its involvement in the CRO business is a logical adjunct to its core institutional pharmacy business and will serve to leverage its assets, including its access to a large geriatric population and its ability to collect data for disease and outcomes management. Such assets will be of significant value in the development of new drugs targeted at diseases of the elderly and in meeting the Food and Drug Administration's recently issued geriatric dosing and labeling requirements for all prescription drugs provided to the elderly as well as in documenting health outcomes to payors and plan sponsors in a managed care environment.

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

COMPETITION

    By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. In the geographic regions it serves, Omnicare competes with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. The Company is the largest independent institutional pharmacy company in the U.S. Omnicare competes in this market on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of its services along with the clinical expertise, pharmaceutical technology and professional support it offers.

    In its program of acquiring institutional pharmacy providers, the Company competes with several other companies with similar acquisition strategies, some of which may have substantial financial resources.

CUSTOMERS

    At December 31, 1997, Omnicare served 443,100 residents in 5,500 long-term care facilities and other institutional health care settings. The Company's business would not be materially or adversely affected by the loss of any one customer or small group of customers.

GOVERNMENT REGULATION

    Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. Omnicare continuously monitors the effects of regulatory activity on its operations.

    Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. The Company currently has pharmacy licenses for each location in the states in which it operates pharmacies. In addition, the Company currently delivers prescription products from its licensed pharmacies to one state in which the Company does not operate a pharmacy. This state regulates out-of-state pharmacies, however, as a condition to the delivery of prescription products to patients in that state. Omnicare's pharmacies hold the requisite licenses applicable in these states. In addition, Omnicare's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

    Federal and State Laws Affecting the Repackaging, Labeling, and Interstate Shipping of Drugs. Federal and state laws impose certain repackaging, labeling, and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail. A drug repackager must register with the Food and Drug Administration. The Company holds all required registrations and licenses, and its repackaging operations are believed to be in compliance with applicable state and federal requirements.

    State Laws Affecting Access to Services. Some states have enacted "freedom of choice" or "any willing provider" requirements as part of their state Medicaid programs or in separate legislation. These laws and regulations may prohibit a third party payor from restricting the pharmacies from which their participants may purchase pharmaceuticals. Similarly, these laws may preclude a nursing facility from requiring its patients to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition which the Company faces in providing services to nursing facility residents.

    Medicare and Medicaid. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

    As is the case for nursing home services generally, Omnicare receives reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. The Company believes that its reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 1997, Omnicare's payor mix was approximately as follows: 50% private pay and nursing facilities, 44% Medicaid, 4% Medicare and 2% other private sources.

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

    Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for nursing facilities relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law a pharmacy is not required to meet the general requirements for drugs dispensed to nursing facility residents if the nursing facility complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the nursing facility satisfies the drug regimen review requirement, and the states in which the Company operates currently do require its pharmacies to comply with these general standards.

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

    The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or who are disabled. The Medicare program consists of two parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services, and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs. As part of the Balanced Budget Act, reimbursement for these products is generally limited to 95 percent of the published average wholesale price for such products. An increasing number of Medicare beneficiaries are being served through health maintenance organizations. In addition to the limited Medicare coverage for specified products described above, some health maintenance organizations providing health care benefits to Medicare beneficiaries may offer expanded drug coverage. The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled nursing facilities and suppliers of medical equipment and supplies, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

    The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect the Company's business. There can be no assurance that payments for pharmaceutical supplies and services under governmental reimbursement programs will continue to be based on the current methodology or remain comparable to present levels. In this regard, the Company may be subject to rate reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment delays to the Company. To date, the Company has not experienced any material adverse effect due to any such budgetary shortfall.

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

    Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties to parties meeting all of the safe harbor requirements. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the HHS Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. Until recently, there were no procedures for obtaining binding interpretations or advisory opinions from HHS on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company could rely. However, on August 21, 1996, the President signed into law the Health Insurance Portability and Accountability Act of 1996, which requires the Secretary of HHS to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions are binding as to the Secretary and the party requesting the opinion.

    The OIG issues "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG also issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program and, to a lesser extent, under the Medicare program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product.

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

    The Company believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with applicable federal and state laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

    Health Care Reform and Federal Budget Legislation. In recent years, a number of legislative proposals have been introduced in Congress that would effect major changes in the health care system, either nationally or at the state level. The Balanced Budget Act of 1997 ("Balance Budget Act") signed into law on August 5, 1997, seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandates establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities ("SNFs") under which facilities will be paid a federal per diem rate for virtually all covered SNF services. It is anticipated that the PPS will be phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. In the accompanying Conference Report, the conferees specifically note that, to ensure that the frail elderly residing in SNFs receive needed and appropriate medication therapy, the Secretary of the Department of Health and Human Services is to consider, as part of the PPS for SNFs, the results of studies conducted by independent organizations, including those which examine appropriate payment mechanism and payment rates for medications therapy, and develop case mix adjustments that reflect the needs of such patients. The Balanced Budget Act also imposes limits on annual updates in payments to Medicare SNFs for routine services, and institutes consolidated billing for SNF services for all non-physician Part B items and services for SNF residents, effective July 1, 1998. The law also imposes numerous other cost savings measures affecting Medicare SNF services. In addition, the Balanced Budget Act requires Medicare Part B suppliers to obtain a surety bond for each tax identification number which also has a Medicare supplier number.

    The Balanced Budget Act also repeals the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities or that payments to nursing facilities will be made on a timely basis. The law also grants states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facility and institutional pharmacy services, no assurances can be given that these programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies. It is not possible to predict the effect of the recent budget legislation or the interpretation or administration of such legislation on Omnicare's business. Accordingly, there can be no assurance that these changes or any future health care legislation will not adversely affect Omnicare's business.

    Several state Medicaid programs have established mandatory statewide managed care programs for Medicaid beneficiaries to control costs through negotiated or capitated rates, as opposed to traditional cost-based reimbursement for Medicaid services, and propose to use savings achieved through these programs to expand coverage to those not previously eligible for Medicaid. HHS has approved waivers for statewide managed care demonstration projects in several states and they are pending for several other states. These demonstration projects generally exempt institutionalized care, including nursing facility services, from the programs, and the Company's operations have not been adversely affected in states with managed care demonstration projects in effect. The Company is unable to predict what impact, if any, future Medicaid managed care systems might have on the Company's operations.

    It is uncertain at this time what additional health care reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental health care programs or interpretations of governmental policies or other changes affecting the health care system. There can be no assurance that future health care or budget legislation or other changes will not have an adverse effect on the business of the Company.

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

EMPLOYEES

    At December 31, 1997, Omnicare employed approximately 7,450 persons (including 1,796 part-time employees), 7,442 and 8 of whom were located within and outside the United States, respectively.

ITEM 2 - PROPERTIES

         Omnicare has offices and distribution centers in various locations in the United States. A list of the major facilities operated by Omnicare as of December 31, 1997 follows. The owned property is held in fee and is not subject to any material encumbrance. Omnicare considers all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.


                                                                                                        LEASED
                                                                                     ---------------------------------------------
                                                                     OWNED
                                                                      AREA                 AREA                  EXPIRATION
         LOCATION                         TYPE                     (SQ. FT.)             (SQ. FT.)                  DATE
---------------------------    ---------------------------     ------------------    -----------------    ------------------------

        West Seneca,                   Offices and                     --                  5,000                November 30,
         New York                     distribution                                                                  2001
                                         center
       Baton Rouge,                    Offices and                     --                  5,000               Month-to-Month
         Louisiana                    distribution
                                         center
       Indianapolis,                   Home Health                     --                  5,000               Month-to-Month
          Indiana

        Lafayette,                     Offices and                     --                  5,000               March 31, 2002
         Louisiana                    distribution
                                         center
      Pompton Plains,                  Offices and                     --                  5,032               June 14, 2002
        New Jersey                    distribution
                                         center
           Tulsa,                      Offices and                     --                  5,600               Month-to-Month
         Oklahoma                     distribution
                                         center
        Newington,                     Offices and                     --                  6,000                June 1, 1998
        Connecticut                   distribution
                                         center
        Pikesville,                    Offices and                     --                  6,000                June 1, 2006
         Maryland                     distribution
                                         center
        Pittsburgh,                    Offices and                     --                  6,240               September 30,
       Pennsylvania                   distribution                                                                  2000
                                         center
         Vineland,                     Offices and                     --                  6,325               March 31, 2002
        New Jersey                    distribution
                                         center
       Grand Rapids,                   Offices and                     --                  6,368               June 30, 2000
         Michigan                     distribution
                                         center
          Conyers,                     Offices and                     --                  6,520                December 31,
          Georgia                     distribution                                                                  2000
                                         center
          Livonia,                     Offices and                     --                  6,800                January 31,
         Michigan                     distribution                                                                  2002
                                         center



                                                                                                        LEASED
                                                                                     ---------------------------------------------
                                                                     OWNED
                                                                      AREA                 AREA                  EXPIRATION
         LOCATION                         TYPE                     (SQ. FT.)             (SQ. FT.)                  DATE
---------------------------    ---------------------------     ------------------    -----------------    ------------------------

      West Boylston,                   Offices and                     --                  6,800               Month-to-Month
       Massachusetts                  distribution
                                         center
          Irvine,                      Offices and                     --                  6,945                January 31,
        California                    distribution                                                                  2000
                                         center
        St. Louis,                     Offices and                     --                  7,000               March 31, 2005
         Missouri                     distribution
                                         center
        Lexington,                     Offices and                     --                  7,000               September 30,
         Kentucky                     distribution                                                                  1998
                                         center
      Salt Lake City,                  Offices and                     --                  7,200               July 31, 2000
           Utah                       distribution
                                         center
          Sanford,                     Offices and                     --                  7,395               September 15,
           Maine                      distribution                                                                  1998
                                         center
        Greensburg,                    Offices and                     --                  7,450                February 3,
       Pennsylvania                   distribution                                                                  2002
                                         center
        Greensburg,                    Offices and                     --                  7,500                February 3,
       Pennsylvania                   distribution                                                                  2002
                                         center
         Oshkosh,                      Offices and                     --                  7,500                June 1, 1998
         Wisconsin                    distribution
                                         center
          Racine,                      Offices and                     --                  7,500               July 31, 2001
         Wisconsin                    distribution
                                         center
        Farmingdale,                   Offices and                     --                  7,500                October 31,
         New York                     distribution                                                                  1999
                                         center
       Sioux Falls,                    Offices and                     --                  7,560               June 30, 1998
       South Dakota                   distribution
                                         center
       Port Orchard,                   Offices and                     --                  7,700                June 1, 2003
        Washington                    distribution
                                         center
       Harrisonburg,                   Offices and                     --                  7,900                December 31,
         Virginia                     distribution                                                                  1998
                                         center
        St. Louis,                     Offices and                     --                  8,000                May 31, 1998
         Missouri                     distribution
                                         center




                                                                                                        LEASED
                                                                                     ---------------------------------------------
                                                                     OWNED
                                                                      AREA                 AREA                  EXPIRATION
         LOCATION                         TYPE                     (SQ. FT.)             (SQ. FT.)                  DATE
---------------------------    ---------------------------     ------------------    -----------------    ------------------------

         Rockford,                     Offices and                     --                  8,000                December 31,
         Illinois                     distribution                                                                  1998
                                         center
       Southington,                    Offices and                     --                  8,500                February 28,
        Connecticut                   distribution                                                                  1999
                                         center
        Belleville,                    Offices and                     --                  8,800               March 31, 1999
         Illinois                     distribution
                                         center
        Clarksburg,                    Offices and                     --                  9,000                January 31,
       West Virginia                  distribution                                                                  2003
                                         center
         Tonawanda,                    Offices and                     --                  9,600                July 3, 2000
         New York                     distribution
                                         center
        Shreveport,                    Offices and                     --                  9,703                 August 14,
         Louisiana                    distribution                                                                  2001
                                         center
       South Elgin,                    Offices and                     --                 10,000               August 1, 2002
         Illinois                     distribution
                                         center
          Norwood,                     Offices and                     --                 10,000               July 31, 1998
        New Jersey                    distribution
                                         center
           Tampa,                      Offices and                     --                 10,000               June 30, 1999
          Florida                     distribution
                                         center
          Mobile,                      Offices and                     --                 10,800                November 30,
          Alabama                     distribution                                                                  1999
                                         center
          Yakima,                      Offices and                     --                 11,000                February 29,
        Washington                    distribution                                                                  2000
                                         center
         Rose Hill,                    Offices and                     --                 11,000               Month-to-Month
      North Carolina                  distribution
                                         center
         Rockford,                    Retail Outlet                    --                 11,000                February 28,
         Illinois                                                                                                   1999

          Peoria,                      Offices and                     --                 11,022               June 30, 2001
         Illinois                     distribution
                                         center
           Omaha,                      Offices and                     --                 11,250                May 31, 2001
         Nebraska                     distribution
                                         center




                                                                                                        LEASED
                                                                                     ---------------------------------------------
                                                                     OWNED
                                                                      AREA                 AREA                  EXPIRATION
         LOCATION                         TYPE                     (SQ. FT.)             (SQ. FT.)                  DATE
---------------------------    ---------------------------     ------------------    -----------------    ------------------------

         Rockford,                     Offices and                     --                 11,436                February 28,
         Illinois                     distribution                                                                  2001
                                         center
         Griffith,                     Offices and                     --                 11,500               March 30, 2001
          Indiana                     distribution
                                         center
        Newington,                     Offices and                     --                 11,600                June 1, 1998
        Connecticut                   distribution
                                         center
          Augusta,                     Offices and                     --                 11,700                 October 1,
           Maine                      distribution                                                                  2007
                                         center
           Dover,                      Offices and                     --                 12,000                December 12,
            Ohio                      distribution                                                                  2008
                                         center
        Alexandria,                    Offices and                     --                 12,000               April 30, 2001
         Louisiana                    distribution
                                         center
         Hallowell,                    Offices and                     --                 13,000                October 31,
           Maine                      distribution                                                                  2002
                                         center
           Malta,                      Offices and                     --                 13,546                December 31,
         New York                     distribution                                                                  1999
                                         center
         Spokane,                      Offices and                     --                 13,750                October 31,
        Washington                    distribution                                                                  2006
                                         center
        Pittsburgh,                    Offices and                     --                 14,000                December 31,
       Pennsylvania                   distribution                                                                  2001
                                         center
      Salt Lake City,                  Offices and                     --                 14,000                November 30,
           Utah                       distribution                                                                  1998
                                         center
       New Brighton,                   Offices and                     --                 14,400               March 31, 2000
         Minnesota                    distribution
                                         center
          Milford,                     Offices and                     --                 14,890                December 31,
            Ohio                      distribution                                                                  1999
                                         center
         Englewood,                    Offices and                     --                 15,000                January 31,
           Ohio                       distribution                                                                  2001
                                         center
      Huber Heights,                   Offices and                   15,000                 --                       --
           Ohio                       distribution
                                         center




                                                                                                        LEASED
                                                                                     ---------------------------------------------
                                                                     OWNED
                                                                      AREA                 AREA                  EXPIRATION
         LOCATION                         TYPE                     (SQ. FT.)             (SQ. FT.)                  DATE
---------------------------    ---------------------------     ------------------    -----------------    ------------------------

        St. Louis,                     Offices and                     --                 15,200                December 31,
         Missouri                     distribution                                                                  1999
                                         center
      Pompton Plains,                  Offices and                     --                 16,041               July 15, 2001
        New Jersey                    distribution
                                         center
      Overland Park,                   Offices and                     --                 17,409               September 30,
          Kansas                      distribution                                                                  1999
                                         center
       Springfield,                    Offices and                     --                 17,490               September 30,
         Missouri                     distribution                                                                  2000
                                         center

        Lakeville,                     Offices and                     --                 17,500                January 25,
       Massachusetts                  distribution                                                                  2002
                                         center
         Plainview,                    Offices and                     --                 17,500               June 30, 2005
         New York                     distribution
                                         center
        Cincinnati,                    Offices and                     --                 18,000               September 30,
           Ohio                       distribution                                                                  1999
                                         center
          Mobile,                      Offices and                     --                 18,000               June 30, 2000
          Alabama                     distribution
                                         center
         Wadsworth,                    Offices and                     --                 21,000               June 30, 2001
           Ohio                       distribution
                                         center
        Perrysburg,                    Offices and                   23,200                 --                       --
           Ohio                       distribution
                                         center
         Decatur,                      Offices and                   23,274                 --                       --
         Illinois                     distribution
                                         center
         Portland,                     Offices and                     --                 23,700               April 30, 2008
          Oregon                      distribution
                                         center
       Indianapolis,                   Offices and                     --                 23,740               April 30, 2006
          Indiana                     distribution
                                         center
      Oklahoma City,                   Offices and                     --                 24,000               September 15,
         Oklahoma                     distribution                                                                  1998
                                         center
          Livonia,                     Offices and                     --                 28,524                May 1, 2002
         Michigan                     distribution
                                         center


                                                                                                        LEASED
                                                                                     ---------------------------------------------
                                                                     OWNED
                                                                      AREA                 AREA                  EXPIRATION
         LOCATION                         TYPE                     (SQ. FT.)             (SQ. FT.)                  DATE
---------------------------    ---------------------------     ------------------    -----------------    ------------------------

          Skokie,                      Offices and                     --                 29,556                November 30,
         Illinois                     distribution                                                                  2000
                                         center
       Hunt Valley,                    Offices and                     --                 30,600                January 31,
         Maryland                     distribution                                                                  2002
                                         center
        Louisville,                    Offices and                     --                 37,400               September 30,
         Kentucky                     distribution                                                                  2001
                                         center
        Florrisant,                    Offices and                   37,753                 --                       --
         Missouri                     distribution
                                         center
         Kirkland,                     Offices and                     --                 52,040               April 15, 2003
        Washington                    distribution
                                         center

ITEM 3 - LEGAL PROCEEDINGS

         On August 6, 1997, Omnicare announced that it had reached a tentative settlement, subject to final federal and state governmental approvals, with the U.S. Attorney's office in the Southern District of Illinois regarding the previously announced federal investigation of Home Pharmacy Services, Inc., the Company's wholly-owned institutional pharmacy subsidiary in Belleville, Illinois.

         Accordingly, in the third quarter of 1997, Omnicare recorded a nonrecurring charge of $6,313,000 ($5,958,000 after tax) for the estimated costs and legal and other expenses associated with resolving the investigation. The $6,313,000 consists of anticipated payments to the government agencies of $5,300,000 and estimated legal and other professional fees directly attributable to the investigation of $1,013,000. The settlement, when finalized, is not expected to result in any criminal charges against Home Pharmacy Services. Additionally, Home Pharmacy Services is expected to continue to participate in government reimbursement programs under the terms of the tentative settlement.

         Home Pharmacy Services, which was acquired by Omnicare in 1992, has continued to provide complete pharmacy services to nursing facility residents in its market area without interruption. The pharmacy operation accounted for less than 3% of Omnicare's total sales and earnings during 1997.

         There are no other pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Omnicare or any of its subsidiaries is a party or of which any of their property is the subject, and no such proceedings are known to be contemplated by governmental authorities.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 20, l998 are as follows:

      Name            Age          Office               First Elected
----------------      ---     -----------------         -------------

Edward L. Hutton       78     Chairman                  May 20, l98l

Joel F. Gemunder       58     President                 May 20, l98l

Patrick E. Keefe       52     Executive Vice            April 11, 1993
                              President - Operations

Timothy E. Bien        47     Senior Vice President-    May 20, 1996
                              Professional Services
                              and Purchasing

Mary Lou Fox           66     Senior Vice President-    May 20, 1996
                              Marketing

David W. Froesel, Jr.  46     Senior Vice President     March 4, 1996
                              and Chief Financial
                              Officer

Cheryl D. Hodges       46     Senior Vice President     August 4, l982
                              and Secretary


     All of the executive officers listed above have been actively engaged in the business of the Company or its predecessors for the past five years, with the exception of Messrs. Keefe and Froesel. Mr. Keefe served as Vice President of Diagnostek, Inc. from April 1992 to April 1993. From September 1990 to April 1992, he was President of HPI Health Care Services, Inc. ("HPI"), a subsidiary of Diagnostek which it acquired from Omnicare in August 1989. He served as Executive Vice President of HPI from August 1984 until September 1990. Mr. Froesel was Vice President of Finance and Administration at Mallinckrodt Veterinary Inc. from May 1993 to February 1996. From July 1989 to April 1993, he was worldwide corporate controller of Mallinckrodt Medical Inc.

     Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors which follows the annual meeting of stockholders each year.

                                 PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK; HOLDERS OF RECORD

     The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the ranges of high and low closing prices for the Common Stock on the New York Stock Exchange during each of the calendar quarters of l997 and l996. All prices shown have been adjusted to reflect the two-for-one stock split in June 1996.


                         1997                   1996
                    ---------------        ---------------
                    High        Low        High       Low
                    ----        ---        ----       ----
First Quarter      $30.63     $23.50      $27.13    $19.69
Second Quarter      31.38      22.88       30.00     25.00
Third Quarter       32.50      26.88       30.50     22.00
Fourth Quarter      34.31      27.50       32.13     26.13

     The number of holders of record of Omnicare Common Stock on February 27, l998 was 2,184. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage houses and banks.

DIVIDENDS

     On February 5, 1997, the Board of Directors elected to increase the quarterly cash dividend to $.0175 per share, for an indicated annual rate of $.07 per share in 1997. On February 4, 1998, the quarterly cash dividend was raised to $.02, for an indicated annual rate of $.08 per share in 1998. It is presently intended that cash dividends will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon the Company's earnings and financial condition and other factors not currently determinable.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company, as part of its ongoing acquisition program, issues its common shares and warrants ("Securities") from time to time in private transactions in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended December 31, 1997, the Company completed one transaction involving unregistered Securities. In connection with this transaction, a total of 59,738 shares of common stock were issued. No underwriters were involved in this acquisition transaction.

    On December 10, 1997, the Company issued and sold 5.0% convertible subordinated debentures due 2007 in the principal amount of $345 million (the "Debentures"). The Debentures were initially acquired from the Company by Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, NationsBanc Montgomery Securities, Inc., Smith Barney Inc. and William Blair & Company L.L.C. (the "Initial Purchasers"). The Initial Purchasers advised the Company that the Debentures were resold in transactions exempt from the Securities Act of 1933 to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and certain "accredited investors" (as defined in Rule 501 under the Securities
Act). The Debentures are convertible into Common Stock of the Company at any time after March 10, 1998 through maturity, unless previously redeemed, at a conversion price of $39.60 per share, subject to adjustment in certain events. The net proceeds to the Company from the sale of the Debentures, after deducting the expenses of the offering payable by the Company and commissions payable to the Initial Purchasers, were approximately $337 million.


    In addition, 394,000 warrants were issued in conjunction with services provided to the Company.

    The Securities and the Debentures were issued in reliance on the exemption from registration contained at Section (42) of the Securities Act of 1933. See
Note 2 to Consolidated Financial Statements for additional information regarding the 1997 acquisition transactions.

ITEM 6 - SELECTED FINANCIAL DATA

   The following table summarizes certain selected financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                              For the years ended and at December 31,
                                               1997              1996            1995            1994           1993
                                           -------------     -------------    ------------    ------------   ------------
INCOME STATEMENT DATA:  (a)

Sales                                         $ 895,702         $ 536,604       $ 399,636       $ 307,655      $ 223,129
                                           =============     =============    ============    ============   ============
Income from continuing
      operations                               $ 55,705 (b)(c)   $ 43,450 (d)    $ 24,760 (e)    $ 13,531 (f)   $ 10,970 (g)
Cumulative effect of
      accounting change                               -                 -               -               -            280 (h)
                                           =============     =============    ============    ============   ============
Net income                                     $ 55,705 (b)(c)   $ 43,450 (d)    $ 24,760 (e)    $ 13,531 (f)   $ 11,250 (g)
                                           =============     =============    ============    ============   ============

Earnings per share data: (m)
Basic:
      Income from continuing
        operations                                 $.70 (b)(c)       $.67 (d)      $ 0.47 (e)        $.30 (f)       $.26 (g)
      Cumulative effect of
        accounting change                             -                 -               -               -              -
                                           =============     =============    ============    ============   ============
      Net income                                   $.70 (b)(c)       $.67 (d)       $ .47 (e)        $.30 (f)       $.26 (g)
                                           =============     =============    ============    ============   ============
Diluted:
      Income from continuing
        operations                                 $.69 (b)(c)       $.61 (d)        $.43 (e)        $.29 (f)       $.26 (g)
      Cumulative effect of
        accounting change                             -                 -               -               -              -
                                           =============     =============    ============    ============   ============
      Net income                                   $.69 (b)(c)       $.61 (d)        $.43 (e)        $.29 (f)       $.26 (g)
                                           =============     =============    ============    ============   ============


Dividends per share                                $.07              $.06            $.05           $.045           $.04
                                           =============     =============    ============    ============   ============



BALANCE SHEET DATA:
Working capital                              $  343,854         $ 329,002       $ 106,384       $ 125,550       $ 80,570
Total assets                                  1,289,629           721,697         360,836         317,205        241,318
Long-term debt  (i)(j)                          352,579             1,992          82,692          85,323         86,477
Stockholders' equity  (k)(l)                    774,196           634,378         214,761         180,104        102,750


(a) The Company has had an active acquisition program in effect since 1989. See Note 2 of the Notes to Consolidated Financial Statements for information concerning these acquisitions.
(b) Includes acquisition expenses related to 1997 pooling-of-interests transactions of $3,456. Such expenses, on an aftertax basis, were $3,070, or $.04 per basic and diluted share. Net income, excluding these expenses as well as the nonrecurring charge of $5,958 disclosed in (c) below, was $64,733, or $.81 per basic and diluted share.
(c) A nonrecurring charge of $6,313 before taxes and $5,958 after taxes ($.07 per basic and diluted share) was recorded in the third quarter of 1997 for the estimated costs and legal and other expenses associated with the tentative settlement of the government investigation of Home Pharmacy Services, Inc., a wholly-owned subsidiary of Omnicare. For the year ended December 31, 1997, net income, excluding this charge as well as the pooling-of-interests expenses of $3,070 disclosed in (b) above, was $64,733 ($.81 per basic and diluted share).
(d) Includes acquisition expenses related to the 1996 pooling-of-interests transaction of $690. Such expenses, on an aftertax basis, were $534, or $.01 per basic and diluted share. Net income, excluding these expenses, was $43,984, or $.67 per basic share ($.61 diluted).
(e) Includes acquisition expenses related to the 1995 Specialized pooling-of-interests transaction of $1,292. Such expenses, on an aftertax basis, were $989, or $.02 per basic and diluted share. Net income, excluding these expenses, was $25,749, or $.49 per basic share
      ($.44 diluted).
(f) Includes acquisition expenses related to the 1994 Evergreen pooling-of-interests transaction of $2,380. Such expenses, on an aftertax basis, were $1,860, or $.04 per basic share ($.03 diluted). Net income, excluding these expenses, was $15,391, or $.34 per basic share
      ($.33 diluted).
(g) Includes a one-time cumulative tax benefit of $450, or $.01 per share (basic and diluted), arising from a change in tax laws enacted in August 1993 relating to the amortization of intangibles.
(h) Aftertax gain representing the cumulative effect of a change in accounting for income taxes.
(i) In 1997, the Company issued $345 million of Convertible Subordinated Notes due 2007 (See Note 6 of the Notes to Consolidated Financial Statements).
(j) In 1993, the Company issued $80.5 million of Convertible Subordinated Notes due 2003 (See Note 6 of the Notes to Consolidated Financial Statements).
(k) In 1996, the Company sold 5,750 (pre-1996 stock split) shares of its Common Stock in a public offering, resulting in net proceeds of $279,159 (See Note 7 of the Notes to Consolidated Financial Statements).
(l) In 1994, the Company sold approximately 6,495 shares of Common Stock, in a public offering, resulting in net proceeds of $59,211.
(m) The earnings per share data have been restated with the Company's required adoption of Statement of Financial Accounting Standard No. 128, "Earnings per Share."

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table presents sales and results of operations for Omnicare, Inc. (the Company), excluding pooling-of-interests expenses for all periods presented and a nonrecurring charge incurred in 1997 (in thousands, except per share amounts):


                                                          For the years ended December 31,
                                                       1997              1996            1995
                                                     --------------------------------------------
Sales                                                $895,702          $536,604         $399,636
                                                     ========          ========         ========

Net income, as reported                              $ 55,705          $ 43,450         $ 24,760
Acquisition expenses, pooling-
  of-interests (net of taxes)                           3,070               534              989

Nonrecurring charge (net of taxes)                      5,958                 -                -
                                                     --------          --------          -------

    Pro forma net income                             $ 64,733          $ 43,984         $ 25,749
                                                     ========          ========         ========

Earnings per share:
Net income, as reported                              $    .70          $    .67         $    .47
Acquisition expenses, pooling-
  of-interests (net of taxes)                             .04               .01              .02

Nonrecurring charge (net of taxes)                        .07                 -                -
                                                     --------          --------         --------

  Basic (pro forma)                                  $    .81          $    .67         $    .49
                                                     ========          ========         ========

  Diluted (pro forma)                                $    .81          $    .61         $    .44
                                                     ========          ========         ========


1997 vs. 1996
-------------

Excluding the impact of acquisition-related expenses for pooling-of-interests transactions for both periods and the 1997 nonrecurring charge, net income for the year ended December 31, 1997 increased 47% over net income earned in 1996. Basic earnings per share, on this basis, for 1997 increased 21% over 1996, and diluted earnings per share increased 33%.

Sales increased 67% in 1997 versus 1996. The sales increase was the result of the completion of 20 acquisitions in 1997 (excluding insignificant acquisitions), including 18 institutional pharmacy businesses, a long-term care software company and a contract research organization, and internal growth. As described in Note 2 to the Consolidated Financial Statements, since 1989, the Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents. This includes acquisitions of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which are combined with existing pharmacy operations to augment their internal growth.

On September 16, 1997, Omnicare completed the acquisition of all outstanding shares of American Medserve Corporation (AMC). AMC provided comprehensive pharmacy and related services to approximately 51,400 residents in 720 long-term care facilities in 11 states. The cash purchase price of AMC was approximately $239.7 million, including bank debt totaling $16.7 million, which was retired immediately following the acquisition.

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

The Company's total sales increased by $359 million in 1997 versus 1996. The Company estimates that approximately $257 million of its consolidated revenue growth in 1997 was attributable to acquisitions. The Company believes that additional revenue growth opportunities through acquisitions exist in the institutional pharmacy industry and other related sectors. In addition, as disclosed in the OUTLOOK section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the health care industry's need to lower health care costs is driving ongoing industry consolidation which should continue to provide momentum for the Company's acquisition program.

The Company estimates that internal growth contributed approximately $102 million of Omnicare's increased revenue in 1997 compared to 1996. The Company's revenues attributable to infusion therapy grew by approximately $38 million in 1997 compared to 1996. The Company expects the trend of increasing infusion therapy revenues to continue as nursing facilities treat elderly residents with more acute health problems. When pharmaceutical prices are increased, the Company generally is able to obtain price increases to cover such drug price inflation; therefore, such inflation increases revenues. The Company estimates that drug price inflation for its highest dollar volume products in 1997 was approximately 4%-5% and this trend is continuing in 1998. The remainder of Omnicare's increased revenues in 1997 compared to 1996 attributable to internal growth reflects interrelated factors associated with sales mix, pricing and volume, acuity levels of residents and efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts. The Company is not able to isolate and separately quantify accurately the increased volumes associated with each of these individual factors.

Acquisitions and internal growth brought the total number of nursing facility residents served at December 31, 1997 to 443,100, up 48% from the prior year end.

Gross margin remained constant at 28.9% from 1996 to 1997. Changes in sales mix including increased infusion therapy sales, the Company's purchasing leverage associated with purchases of pharmaceuticals and leveraging fixed and variable overhead costs at the Company's pharmacies positively impacted gross margins. However, this was offset by the lower margins of the significant number of companies acquired by the Company in 1997. Acquired companies generally have lower margins because of lesser purchasing leverage prior to their acquisition by Omnicare. These margins are increased after acquisition by Omnicare as the Company's purchasing programs are implemented.

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

As noted earlier herein, the Company is generally able to obtain price increases to cover drug price inflation. In order to maximize its gross margins, the Company strategically allocates its resources to those activities which will increase internal sales growth and favorably impact sales mix or will lower costs. In addition, through the ongoing development of its pharmaceutical purchasing programs, the Company is able to obtain discounts and thereby manage its pharmaceutical costs.

Investment income decreased by 55% to $5,059,000 in 1997 as the Company utilized the excess net proceeds from the March 1996 stock offering to finance current year acquisitions. Interest expense increased 52% from $3,652,000 in 1996 to $5,564,000 in 1997 as a result of the Company borrowing on its available line of credit and issuing $345 million of convertible subordinated debentures during 1997 in order to finance acquisitions.

The effective tax rate of 42.4% in 1997 is higher than the statutory rate due to the nondeductibility of certain acquisition costs and the nonrecurring charge discussed in Note 13 to the Consolidated Financial Statements.

1996 vs. 1995
-------------

Excluding the impact of charges taken for acquisitions accounted for as pooling-of-interests transactions, net income for the year ended December 31, 1996 increased 71% over net income earned in 1995. Basic earnings per share, on this basis, for 1996 increased 37% over 1995, and diluted earnings per share increased 39%.

Sales increased 34%, or $137 million, in 1996 versus 1995. The sales increase was the result of the completion of 18 acquisitions in 1996 (excluding insignificant acquisitions), including 17 institutional pharmacy businesses and a long-term care software company, and internal growth. The Company estimates that approximately $60 million of its consolidated revenue growth in 1996 was attributable to acquisitions and $77 million was attributable to internal growth. Internal growth resulted from the higher acuity levels of residents in client facilities, expansion of services such as infusion therapy (which grew by approximately $16 million in 1996), drug price inflation (which the Company estimates approximated 4%-5% for its higher dollar volume products) and the addition of new clients owing to the efforts of the Company's National Sales and Marketing Group and pharmacy staff.

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

Impact of Year 2000
-------------------

The Company utilizes information systems throughout its business to effectively carry out its day-to-day operations. Further, the Company has and will continue to invest in financial and operational systems to support its growth strategy. The Company is in the process of assuring that its systems are capable of recognizing and processing information properly as the year 2000 approaches. The Company has completed a preliminary assessment of its Year 2000 compliance and is currently correcting, upgrading or replacing those systems that are not year 2000 compliant. The Company believes it will be able to modify or replace its affected systems in time to avoid any interruptions in its operations. The Company does not anticipate that costs associated with this project will have a material impact on the Company's financial position or results of operations in future periods.

The Company is currently determining the extent to which it may be impacted by any third parties' failure to remediate their own Year 2000 issues. The Company is having, and will continue to have, formal communications with all of the Company's significant customers, payors, suppliers, and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by any third-party Year 2000 issues and related remedies. There can be no guarantee that the systems of other companies with which the Company's systems interact will be timely converted and would not have an adverse effect on the Company's business.

Impact of Inflation
-------------------

Inflation has not materially affected Omnicare's profitability inasmuch as price increases have generally been obtained to cover inflationary drug cost increases.

Liquidity and Capital Resources
-------------------------------

Acquisitions completed during 1997 utilized cash of $392.8 million and deferred cash payments of $16.4 million were made relating to pre-1997 acquisitions. Acquisitions were also financed, in part, with common stock of the Company. Shares of common stock with a market value of approximately $109 million (3.9 million shares) were issued in connection with 1997 acquisitions and approximately 36,000 shares with a market value of approximately $1.0 million were issued during 1997 in connection with pre-1997 acquisitions. Additional amounts totaling $36 million may become payable through the year 2002 pursuant to the terms of various acquisition agreements.

In December 1997, the Company issued $345,000,000 principal amount of 5.0% Convertible Subordinated Notes ("Notes") due 2007. The Notes are convertible into common stock at any time after March 4, 1998, through maturity, unless previously redeemed, at the option of the holder at a price of $39.60 per share.

In October 1996, the Company entered into an agreement with a consortium of sixteen banks for a $400 million revolving credit facility, replacing the prior $135 million facility. Interest rates and commitment fees for this new facility are based on the Company's level of performance under certain debt covenants. No amounts were outstanding at December 31, 1997 under the credit facility.

Omnicare's current ratio decreased to 3.7 to 1.0 at December 31, 1997 from 6.3 to 1.0 at December 31, 1996, the decline being primarily attributable to the Company's utilization of cash to fund its acquisition program. Working capital at December 31, 1997 increased to $343,854,000 from year end 1996 working capital of $329,002,000. Book value per common share increased to $9.42 per share as of December 31, 1997 from $8.24 per share at the prior year end, primarily attributable to net income and stock issued in connection with acquisitions, partially offset by dividends paid. Operating cash flow for 1997 totaled $21,873,000 compared to $22,683,000 for 1996. During 1997, the Company made significant purchases of inventory in advance of pharmaceutical price increases from manufacturers and also funded certain benefit plan obligations pertaining to both current and prior years. Had these unusual cash disbursements not occurred, operating cash flow for 1997 would have been $34,258,000.

On February 4, 1998, Omnicare's Board of Directors increased the quarterly cash dividend by 14% to 2 cents per share for an indicated annual rate of 8 cents per share for 1998.

The Company believes that its sources of liquidity and capital are adequate for its operating needs. There are no material commitments and contingencies outstanding, other than additional acquisition-related payments to be made (see
Note 2 of the Notes to Consolidated Financial Statements) and the Home Pharmacy estimated settlement described below. If needed, other external sources of financing are readily available to the Company.

Contingency
-----------

On August 6, 1997, Omnicare announced that it had reached a tentative settlement, subject to final federal and state governmental approvals, with the U.S. Attorney's office in the Southern District of Illinois regarding the previously announced federal investigation of Home Pharmacy Services, Inc., the Company's wholly-owned institutional pharmacy subsidiary in Belleville, Illinois.

Accordingly, in the third quarter of 1997, Omnicare recorded a nonrecurring charge of $6,313,000 ($5,958,000 after-tax) for the estimated costs and legal and other expenses associated with resolving the investigation. The $6,313,000 consists of anticipated payments to the government agencies of $5,300,000 and estimated legal and other professional fees directly attributable to the investigation of $1,013,000. The settlement, when finalized, is not expected to result in any criminal charges against Home Pharmacy Services. Additionally, Home Pharmacy Services is expected to continue to participate in government reimbursement programs under the terms of the tentative settlement.

Home Pharmacy Services, which was acquired by Omnicare in 1992, has continued to provide complete pharmacy services to nursing facility residents in its market area without interruption. The pharmacy operation accounted for less than 3% of Omnicare's total sales and earnings during 1997.

Outlook
-------

In recent years, a number of legislative proposals have been introduced in Congress that would effect major changes in the health care system, either nationally or at the state level, including the Balanced Budget Act of 1997 ("Balanced Budget Act") signed into law on August 5, 1997, which seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. Additionally, the private sector continues its efforts to contain or reduce health care costs. The Company anticipates that the government and the private sector will continue to review and assess alternative health care delivery systems and payment methodologies. While it is not possible to predict the effect of the 1997 budget legislation or any future initiatives on Omnicare's business, market forces nevertheless continue to challenge health care providers to lower costs while maintaining or improving quality. In this environment, the need to lower health care costs will drive ongoing industry consolidation, which should continue to provide momentum for the Company's acquisition program. Moreover, the development of the Company's institutional pharmacy network in key geographic regions provides opportunities for economies of scale to lower overall costs. In addition, Omnicare's proprietary geriatric formulary not only lowers costs for payors and patients, but also enhances the quality of care for the elderly.

Demographic trends also indicate that demand for long-term care will increase well into the middle of the next century as the elderly population grows significantly. Pharmaceutical therapy is generally considered the most cost-effective form of treatment for chronic ailments afflicting the elderly and, as such, is an essential part of long-term care. Omnicare believes it is well positioned to meet the challenges of today's health environment through a number of initiatives, including drug formulary management, cost-effective drug purchasing and efficient delivery systems. Additionally, Omnicare's pharmacy consulting services for nursing facilities identify, resolve and prevent drug therapy-related problems, reducing costs to the health care system while also promoting optimal patient outcomes. Management believes Omnicare is strategically positioned for continued sales and earnings growth in 1998.

Safe Harbor Statement under the Private Securities Litigation Reform Act
------------------------------------------------------------------------
of 1995 Regarding Forward-Looking Information
---------------------------------------------

In addition to historical information, this report contains forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the continued availability of suitable acquisition candidates; changing economic and market conditions that could impact the suitability of such candidates; Omnicare's ability to integrate acquisitions; the effect of changes in government regulation and reimbursement policies and in the interpretation and application of such policies; and the failure of the Company to obtain or maintain required regulatory approvals or licenses. See the "Competition," "Government Regulation" and "Legal Proceedings" sections at Item 1 and Item 3 of this Report.

ITEM 7.A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Omnicare since the Company's market capitalization at January 28, 1997 was less than $2.5 billion.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

                                                                          Page
                                                                          ----

Financial Statements:
  Report of Independent Accountants                                       33
  Consolidated Statement of Income                                        34
  Consolidated Balance Sheet                                              35
  Consolidated Statement of Cash Flows                                    36
  Consolidated Statement of Stockholders'
       Equity                                                             37
  Notes to Consolidated Financial
       Statements                                                         38

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

                        Report of Independent Accountants
                        ---------------------------------


To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/Price Waterhouse LLP
-----------------------
Price Waterhouse LLP
Cincinnati, Ohio
January 30, 1998

                       CONSOLIDATED STATEMENT OF INCOME
                     Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)


                                                                   For the years ended December 31,
                                                                ----------------------------------------
                                                                    1997         1996          1995
                                                                ------------- ------------  ------------

Sales                                                              $ 895,702    $ 536,604     $ 399,636
Cost of sales                                                        636,577      381,768       287,715
                                                                ------------- ------------  ------------
Gross profit                                                         259,125      154,836       111,921

Selling, general and administrative expenses                         152,061       89,636        66,970
Acquisition expenses, pooling-of-interests                             3,456          690         1,292
Nonrecurring charge (Note 13)                                          6,313            -             -
                                                                ------------- ------------  ------------
Operating income                                                      97,295       64,510        43,659
Investment income                                                      5,059       11,285         3,475
Interest expense                                                      (5,564)      (3,652)       (5,954)
                                                                ------------- ------------  ------------
Income before income taxes                                            96,790       72,143        41,180

Income taxes                                                          41,085       28,693        16,420
                                                                ------------- ------------  ------------

Net income                                                          $ 55,705     $ 43,450      $ 24,760

Earnings per share:
   Basic                                                            $    .70     $    .67      $    .47
                                                                ============= ============  ============

   Diluted                                                          $    .69     $    .61      $    .43
                                                                ============= ============  ============
Weighted average number of common shares outstanding:
   Basic                                                              80,144       65,298        52,396
                                                                ============= ============  ============

   Diluted                                                            80,303       75,322        65,074
                                                                ============= ============  ============

The Notes to Consolidated Financial Statements are an integral part of this statement.

                          CONSOLIDATED BALANCE SHEET
                   Omnicare, Inc. and Subsidiary Companies


(In thousands, except share data)

                                                                                         December 31,
                                                                                       1997          1996
                                                                                   --------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                           $131,042     $216,515
   Accounts receivable, less allowances
    of $15,872 (1996-$5,631)                                                            225,774      118,913
   Inventories                                                                           87,186       43,585
   Deferred income tax benefits                                                          10,205        6,036
   Other current assets                                                                  17,757        5,686
                                                                                   -------------  -----------
    Total current assets                                                                471,964      390,735

Properties and equipment, at cost less accumulated
   depreciation of $42,204 (1996-$28,415)                                                84,074       56,055
Goodwill, less accumulated amortization
   of $27,763 (1996-$15,550)                                                            693,007      259,507
Other assets                                                                             40,584       15,400
                                                                                   -------------  -----------
    Total assets                                                                     $1,289,629     $721,697
                                                                                   =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $45,669      $21,432
   Amounts payable pursuant to acquisition agreements                                    17,073       11,651
   Current portion of long-term debt                                                      2,936        1,199
   Accrued employee compensation                                                         29,529       10,645
   Other current liabilities                                                             32,903       16,806
                                                                                   -------------  -----------
    Total current liabilities                                                           128,110       61,733

Long-term debt                                                                          352,579        1,992
Deferred income taxes                                                                    10,302        4,197
Amounts payable pursuant to acquisition agreements                                       10,404        9,088
Other noncurrent liabilities                                                             14,038       10,309
                                                                                   -------------  -----------
    Total liabilities                                                                   515,433       87,319

Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares without par value; none issued
   Common stock-authorized 110,000,000 shares $1 par;
    82,254,711 shares issued (1996-77,025,661 shares issued)                             82,255       77,026
   Paid-in capital                                                                      526,727      433,117
   Retained earnings                                                                    183,887      135,398
                                                                                   -------------  -----------
                                                                                        792,869      645,541

   Treasury stock, at cost-102,046 shares (1996-0 shares)                                (2,926)           -
   Deferred compensation                                                                (14,807)      (9,503)
   Unallocated stock of ESOP                                                               (940)      (1,660)
                                                                                   -------------  -----------
    Total stockholders' equity                                                          774,196      634,378
                                                                                   -------------  -----------
   Contingencies (Note 13)
    Total liabilities and stockholders' equity                                       $1,289,629     $721,697
                                                                                   =============  ===========

   The Notes to Consolidated Financial Statements are an integral part of this statement.

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                 Omnicare, Inc. and Subsidiary Companies

(In thousands)

                                                                    For the years ended December 31,
                                                                  ----------------------------------------
                                                                     1997          1996          1995
                                                                  ------------  ------------  ------------
Cash flows from operating activities:
Net income                                                           $ 55,705      $ 43,450      $ 24,760
Adjustments to reconcile net income to net cash
  flows from operating activities:
   Depreciation and amortization                                       25,704        15,407        11,117
   Provision for doubtful accounts                                      6,942         3,614         3,086
   Deferred tax provision                                              10,350         3,083         1,750
Changes in assets and liabilities, net of effects
  from acquisition/disposal of businesses:
   Accounts receivable                                                (62,972)      (31,555)      (19,286)
   Inventories                                                        (28,537)       (8,356)       (4,930)
   Current and noncurrent assets                                       (6,400)       (8,625)       (1,402)
   Payables and accrued liabilities                                    13,940           882         4,335
   Current and noncurrent liabilities                                   7,141         4,783           444
                                                                  ------------  ------------  ------------
                Net cash flows from operating activities               21,873        22,683        19,874
                                                                  ------------  ------------  ------------

Cash flows from investing activities:
  Acquisition of businesses                                          (409,239)      (96,895)      (35,373)
  Capital expenditures                                                (30,477)      (26,716)      (13,603)
  Marketable securities                                                     -             -        45,245
  Other                                                                  (647)         (542)         (591)
                                                                  ------------  ------------  ------------
                Net cash flows from investing activities             (440,363)     (124,153)       (4,322)
                                                                  ------------  ------------  ------------

Cash flows from financing activities:
  Net borrowings on line-of-credit                                      2,300             -        (3,670)
  Proceeds from long-term borrowings                                  345,000             -         5,343
  Principal payments on long-term obligations                          (1,128)         (470)       (9,130)
  Fees paid for financing arrangements                                 (7,763)            -             -
  Net proceeds from stock offering                                          -       279,159             -
  Proceeds from exercise of stock options and warrants,
   net of stock tendered in payment                                       204         3,059            70
  Dividends paid                                                       (5,596)       (3,900)       (2,581)
                                                                  ------------  ------------  ------------
                Net cash flows from financing activities              333,017       277,848        (9,968)
                                                                  ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents                  (85,473)      176,378         5,584
Cash and cash equivalents at beginning of period                      216,515        40,137        34,553
                                                                  ------------  ------------  ------------

Cash and cash equivalents at end of period                          $ 131,042     $ 216,515      $ 40,137
                                                                  ============  ============  ============



The Notes to Consolidated Financial Statements are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)

                                                                                                         Unallocated     Total
                                           Common      Paid-in     Retained      Treasury     Deferred     Stock of   Stockholders'
                                           Stock       Capital     Earnings       Stock     Compensation     ESOP       Equity
                                         ----------- ------------ ------------  ----------- ------------  ----------  ------------

BALANCE AT DECEMBER 31, 1994               $ 15,336    $ 129,971     $ 71,475    $ (33,060)       $ (858)  $ (2,760)    $ 180,104
   Net income                                                          24,760                                              24,760
   Dividends paid ($.05 per share)                                     (2,581)                                             (2,581)
   Two-for-one stock split                   10,429      (45,524)                   35,095                                      0
   Conversion of subordinated debt                4           49                                                               53
   Stock and warrants issued in
    connection with acquisitions                254       10,632                                                           10,886
   Exercise of warrants                                      298                      (298)                                     0
   Exercise of stock options                     82        1,760                    (1,902)                                   (60)
   Stock awards, net of amortization             52        2,636                      (317)       (1,268)                   1,103
   Decrease in unallocated stock of ESOP                                                                        500           500
   Other                                        188         (136)         (56)                                                 (4)
                                         ----------- ------------ ------------  ----------- ------------- ----------  ------------

BALANCE AT DECEMBER 31, 1995                 26,345       99,686       93,598         (482)       (2,126)    (2,260)      214,761
   Pooling-of-interests (Note 2)                193       (1,673)       2,250                                                 770
   Net income                                                          43,450                                              43,450
   Dividends paid ($.06 per share)                                     (3,900)                                             (3,900)
   Stock issued in public offering            5,750      273,409                                                          279,159
   Two-for-one stock split                   32,689      (33,147)                      458                                      0
   Conversion of subordinated debt           10,815       67,423                                                           78,238
   Stock and warrants issued in
    connection with acquisitions                540       16,156                                                           16,696
   Exercise of warrants                         405        2,313                        44                                  2,762
   Exercise of stock options                     97         (290)                      562                                    369
   Stock awards, net of amortization            192        9,352                      (582)       (7,377)                   1,585
   Decrease in unallocated stock of ESOP                                                                        600           600
   Other                                                    (112)                                                            (112)
                                         ----------- ------------ ------------  ----------- ------------- ----------  ------------

BALANCE AT DECEMBER 31, 1996                 77,026      433,117      135,398            -        (9,503)    (1,660)      634,378
   Pooling-of-interests (Note 2)              1,221          660       (1,620)                                                261
   Net income                                                          55,705                                              55,705
   Dividends paid ($.07 per share)                                     (5,596)                                             (5,596)
   Stock and warrants issued in
    connection with acquisitions              2,708       74,054                                                           76,762
   Exercise of warrants                         610        7,135                        42                                  7,787
   Exercise of stock options                    269          265                      (346)                                   188
   Stock awards, net of amortization            421       11,539                    (2,379)       (5,304)                   4,277
   Decrease in unallocated stock of ESOP                                                                        720           720
   Other                                                     (43)                     (243)                                  (286)
                                         ----------- ------------ ------------  ----------- ------------- ----------  ------------

BALANCE AT DECEMBER 31, 1997               $ 82,255    $ 526,727    $ 183,887     $ (2,926)    $ (14,807)    $ (940)    $ 774,196
                                         =========== ============ ============  =========== ============= ==========  ============

The Notes to Consolidated Financial Statements are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Omnicare, Inc. ("Omnicare" or the "Company") primarily operates in one business segment which includes the distribution of pharmaceuticals, related pharmacy consulting and data management services and medical supplies to long-term care institutions and their residents in the United States. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.

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

At each balance sheet date, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no such impairment exists as of December 31, 1997 or 1996.

Debt issuance costs as of December 31, 1997 are included in other assets and are amortized using the effective interest rate method over the life of the related debt.

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

EARNINGS PER SHARE DATA

The earnings per share data and related average number of shares outstanding have been restated for all periods presented with the Company's required adoption of Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share."

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and warrants, and for the years ended December 31, 1996 and 1995, assumed the conversion of the 5.75% Convertible Subordinated Notes due 2003 into common stock. Additionally, for the years ended December 31, 1996 and 1995, interest expense and amortization of debt issuance costs arising from these convertible securities were added, net of related income taxes, to income for the purpose of calculating diluted earnings per share. The 5.75% Convertible Subordinated Notes were converted on October 3, 1996; accordingly, they had no impact on the diluted earnings per share calculation subsequent to that date. The 5.0% Convertible Subordinated Notes due 2007 (issued in December 1997) were not included in the 1997 dilutive earnings per share calculation since the impact was antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Effective January 1, 1998, the Company will adopt the provisions of these Statements. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Currently, the Company expects that adoption of SFAS Nos. 130 and 131 will not have a significant impact on the Company's reporting and disclosures.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 2 - ACQUISITIONS

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy includes acquisitions of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which are combined with existing pharmacy operations to augment their internal growth. From time to time, the Company may acquire other businesses such as long-term care software companies, contract research organizations, pharmacy consulting companies and medical supply companies. To date, none of these non-pharmacy acquisitions have been significant.

During the year ended December 31, 1997, the Company completed 20 acquisitions (excluding insignificant acquisitions), including 18 institutional pharmacy businesses, a long-term care software company and a contract research organization. Seventeen of the acquisitions were accounted for as purchases and three as poolings-of-interests.

On September 16, 1997, Omnicare completed the acquisition of all outstanding shares of American Medserve Corporation (AMC). AMC provided comprehensive pharmacy and related services to approximately 51,400 residents in 720 long-term care facilities in 11 states. The cash purchase price of AMC was approximately $239.7 million, including bank debt totaling $16.7 million, which was retired immediately following the acquisition.

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

PURCHASES

For all acquisitions accounted for as purchases, including insignificant acquisitions, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to final determination within one year after the acquisition date.

The following table summarizes the aggregate purchase price for all businesses acquired which have been accounted for as purchases (in thousands):


                                             Businesses acquired in
                                 ---------------------------------------------
                                   1997             1996               1995
                                   ----             ----               ----
Cash                             $392,756          $ 72,953          $ 21,309
Amounts payable in the future      14,234            19,026             4,797
Common stock                       75,239            13,814            10,856
Warrants                              287               696                30
Assumption of indebtedness          2,520             4,831               197
                                 --------          --------          --------

                                 $485,036          $111,320          $ 37,189
                                 ========          ========          ========

Cash in the above table represents payments made in the year of acquisition. This amount differs from cash paid for the acquisition of the businesses in the Consolidated Statement of Cash Flows due primarily to purchase price payments made during the year pursuant to acquisition agreements entered into in prior years.

Warrants outstanding issued in connection with acquisitions as of December 31, 1997 represent the right to purchase 333,460 shares of common stock. These warrants can be exercised at any time through 2002 at prices ranging from $11.82 to $29.18 per share. Warrants to purchase 611,540 shares of common stock, issued in prior years, were exercised in 1997.

Further, the purchase agreements for acquisitions generally include provisions whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether certain future events occur. The agreements also include a number of representations and covenants by the seller and provide that if those covenants are violated or found not to have been true, Omnicare may offset any payments required to be made at a future date against any claims it may have under the agreement caused by the representation and/or covenant violations. There are no significant anticipated future offsets against indemnity provisions or related accruals as of December 31, 1997 and 1996. Amounts contingently payable through 2002 totaled $36,296,000 as of December 31, 1997 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved.

The results of operations of the companies acquired in purchase transactions have been included in the consolidated results of operations of the Company from the dates of acquisition.

Unaudited pro forma combined results of operations of the Company for the years ended December 31, 1997 and 1996, are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1996 (in thousands, except per share data).


                                              For the years ended December 31,
                                                 1997              1996
                                              --------------------------------
Pro Forma
---------
Sales                                         $1,044,231          $851,347
Net income                                        47,420            32,088
Earnings per share:
 Basic                                        $      .58          $   .47
 Diluted                                      $      .58          $   .44


The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future. The primary pro forma adjustments reflect amortization of goodwill acquired on a straight-line basis over 40 years and interest costs. The pro forma information does not give effect to any synergies anticipated by the Company's management as a result of the acquisitions, in particular improvements in gross margin attributable to the Company's purchasing leverage associated with purchases of pharmaceuticals and the elimination of duplicate payroll and other operating expenses.

POOLING-OF-INTERESTS

The impact of the 1997 and 1996 pooling-of-interests transactions on the Company's historical consolidated financial statements were not material; consequently, prior period and current year financial statements have not been restated for these transactions.

On June 30, 1995, the Company issued 806,370 shares of its common stock for all of the outstanding common stock of Specialized Pharmacy Services, Inc. ("Specialized"). This acquisition was accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of Specialized. Net sales and net income for Omnicare and Specialized prior to the Specialized transaction are as follows (in thousands):


                                                       Omnicare    Specialized
                                                       --------    -----------
Six months ended June 30, 1995:
         Sales                                         $171,211     $ 16,441
         Net income                                       9,861          286

In accordance with accounting rules for pooling-of-interests transactions, charges to operating income for acquisition-related expenses were recorded upon completion of the pooling acquisitions. These acquisition-related expenses totaled $3,456,000 ($3,070,000 aftertax) for the 1997 transactions, $690,000
($534,000 aftertax) for the 1996 transaction and $1,292,000 ($989,000 aftertax) for the Specialized transaction in 1995.

NOTE 3 - CASH AND CASH EQUIVALENTS

A summary of cash and cash equivalents follows (in thousands):


                                                                December 31,
                                                            1997            1996
                                                        ------------------------
Cash and cash equivalents:
    Cash                                                $ 35,844        $ 16,108
    Money market funds                                       203             177
    U.S. Treasury bills                                   94,995             -
    U.S. Treasury-backed repurchase
         agreements                                          -           200,230
                                                        --------        --------

                                                        $131,042        $216,515
                                                        ========        ========

Repurchase agreements represent investments in U.S. Treasury bills under agreements to resell the securities to the counterparty, usually overnight, but in no case longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the bank counterparty.

NOTE 4 - PROPERTIES AND EQUIPMENT

A summary of properties and equipment follows (in thousands):


                                                             December 31,
                                                       1997              1996
                                                    ----------------------------
Land                                                $   1,456         $   1,355
Buildings                                               2,855             2,459
Machinery and equipment                                83,364            57,802
Furniture, fixtures and leasehold
    improvements                                       38,603            22,854
                                                    ---------         ---------

                                                      126,278            84,470
Accumulated depreciation                              (42,204)          (28,415)
                                                    ---------         ---------

                                                    $  84,074         $  56,055
                                                    =========         =========

NOTE 5 - LEASING ARRANGEMENTS

The Company has operating leases which cover various real and personal property. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no significant contingent rentals in the Company's operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 1997 (in thousands):


               1998                                  $ 8,367
               1999                                    7,555
               2000                                    5,669
               2001                                    4,798
               2002                                    3,369
               Later years                            16,345
                                                    --------

    Total minimum payments required                  $46,103
                                                    ========

Total rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995 were $9,015,000, $5,889,000 and $4,567,000, respectively.

NOTE 6 - LONG-TERM DEBT

A summary of long-term debt follows (in thousands):


                                                             December 31,
                                                         1997            1996
                                                      ---------      ----------
Convertible Subordinated Notes
 due 2007                                             $ 345,000      $      -

Employee Stock Ownership Plan ("ESOP")
 Loan Guarantee                                             940           1,660

Other bank debt, LIBOR + 2.75%,
 due 1998 - 2001                                          4,820             -

Capitalized lease obligations                             4,755           1,531
                                                      ---------       ---------

                                                        355,515           3,191

Less current portion                                     (2,936)         (1,199)
                                                      ---------       ---------

                                                      $ 352,579       $   1,992
                                                      =========       =========

The following is a schedule by year of required long-term debt payments as of December 31, 1997 (in thousands):


                   1998                                 $  2,936
                   1999                                      937
                   2000                                      827
                   2001                                    3,770
                   2002                                       82
                   Later years                           346,963
                                                        --------

                                                        $355,515
                                                        ========

Total interest payments made for the years ended December 31, 1997, 1996 and 1995 were $4,014,000, $4,968,000 and $5,421,000, respectively.

Convertible Subordinated Notes
------------------------------

On December 10, 1997, the Company issued $345,000,000 principal amount of 5.0% Convertible Subordinated Notes ("1997 Notes") due 2007. The 1997 Notes are convertible into common stock at any time after March 4, 1998 at the option of the holder at a price of $39.60 per share. In connection with the issuance of the 1997 Notes, the Company deferred $8.5 million in debt issuance costs. The Company amortized $51,000 of deferred debt issuance costs relating to the 1997 Notes in 1997.

On October 1, 1993, the Company issued $80,500,000 principal amount of 5.75% Convertible Subordinated Notes ("1993 Notes") due 2003. The 1993 Notes were convertible into common stock at any time at the option of the holder at a price of $7.22 per share. The remaining 1993 Notes were converted in October 1996 into 10,201,700 shares of common stock. Prior to the October conversion, a portion of the 1993 Notes were converted into 613,444 shares of common stock during 1996. In connection with the 1993 Notes conversions, the Company recorded the $1.9 million in unamortized deferred debt issuance costs against the paid-in capital balance for the common stock issued. The Company amortized $220,000 of deferred debt issuance costs relating to the 1993 Notes in 1996 (prior to the final 1993 Notes conversion) and $310,000 in 1995.

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

The ESOP services its debt with Company contributions which were previously made to the Company's Employee Savings and Investment Plan, and dividends received on shares held by the ESOP. Principal and interest payments on the bank debt are made in increasing quarterly installments over a ten-year period, the final payment being due on December 31,1998. The loan bears interest at the per annum rate of 7% and is secured by the unallocated shares of common stock held by the ESOP trust. These unallocated shares had a fair market value equal to $9,738,000 and $18,515,000 as of December 31, 1997 and 1996, respectively.

The Company funds ESOP expense as accrued. The components of total ESOP expense are as follows (in thousands):


                                                For the years ended December 31,
                                               1997         1996          1995
                                              ----------------------------------

Interest expense                              $  90         $ 145         $ 182
Principal payments                              720           600           500
Dividends on ESOP stock                        (100)          (90)          (76)
                                              -----         -----         -----

                                              $ 710         $ 655         $ 606
                                              =====         =====         =====

Revolving Credit Facility
-------------------------

In October 1996, the Company negotiated a five-year, $400 million line of credit agreement with a consortium of sixteen banks, which replaced the existing $135 million revolving credit facility. Borrowings under this agreement bear interest based upon LIBOR plus a spread of 25 to 60 basis points, dependent upon the Company's Fixed Charge Coverage Ratio, or other rates negotiated with the banks. Additionally, a commitment fee on the unused portion of the facility ranges from 9 to 20 basis points, and is also based on the Company's Fixed Charge Coverage Ratio. The agreement also contains debt covenants which include the Fixed Charge Coverage Ratio and minimum consolidated net worth. The Company is in compliance with these covenants. No amounts were outstanding under this agreement as of December 31, 1997 or 1996.

NOTE 7 - PUBLIC OFFERING OF COMMON STOCK

In March 1996, the Company completed a public offering of 5,750,000 shares (pre-1996 stock split) of common stock resulting in gross proceeds of $298,281,000 (before underwriting discounts and expenses).

NOTE 8 - STOCK INCENTIVE PLANS

The Company has stock incentive plans under which it may grant stock options or stock awards to key employees at a price equal to the fair market value at the date of grant. Under these plans, stock options become exercisable beginning one year following the date of grant in four equal annual installments. As of December 31, 1997, 957,581 shares were available for grant.

Summary information for stock options relating to these plans is presented below (in thousands, except per share data):

                                                        1997                    1996                     1995
------------------------------------------------------------------------------------------------------------------
                                                       Weighted               Weighted                   Weighted
                                                       Average                Average                    Average
                                                       Exercise               Exercise                   Exercise
                                        Shares         Price       Shares     Price       Shares         Price
------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year    2,474          $11.76    2,242         $ 7.89     1,526         $ 4.04
Options granted                             769           28.53      508          26.36     1,058          12.19
Options exercised                          (942)          15.98     (273)          7.03      (326)          3.65
Options forfeited                           (19)          27.22       (3)         26.22       (16)         12.13
-----------------------------------------------------------------------------------------------------------------
Options outstanding, end of year          2,282          $15.54    2,474         $11.76     2,242         $ 7.89
-----------------------------------------------------------------------------------------------------------------
Options exercisable, end of year          1,057                    1,083                      748
-----------------------------------------------------------------------------------------------------------------

The following summarizes information about stock options outstanding as of December 31, 1997 (in thousands, except per share data):


                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
--------------------------------------------------------------------- ----------------------------
                                                Weighted
                                                Average     Weighted                      Weighted
                           Number              Remaining    Average       Number          Average
 Range of                Outstanding          Contractual   Exercise    Exercisable       Exercise
Exercise Prices          at 12/31/97        Life (in years)   Price     at 12/31/97        Price
--------------------------------------------------------------------- ------------------------------
$ 2.78 - $ 4.64                 656                4.34        $ 4.08         656              $4.08
 11.39 -  12.13                 787                7.17         12.10         274              12.11
 18.41 -  25.75                  30                8.29         22.80           8              22.24
 26.22 -  30.22                 809                8.88         27.89         119              26.36
----------------------------------------------------------------------------------------------------
$ 2.78 - $30.22               2,282                6.98        $15.54       1,057              $8.81
----------------------------------------------------------------------------------------------------

During 1995, the Company's Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2,520,000 shares of Company common stock available for grant at an exercise price of 125% of the stock's fair market value at the date of grant. No options have been granted under this plan.

Nonvested stock awards that are granted to key employees at the discretion of the Incentive Committee are restricted as to the transfer of ownership and vest over 2 to 7 years. Unrestricted stock awards are granted annually to members of the Board of Directors. The fair value of a stock award is equal to the fair market value of a share of Company stock at the grant date.

Summary information relating to stock award grants is presented below:


                                              For the years ended December 31,
                                               1997          1996          1995
                                             -----------------------------------

Nonvested shares                             421,464       378,092       198,944

Unrestricted shares                            6,000         6,400         6,400

Weighted-average grant date
 fair value                                  $ 27.36       $ 23.99       $ 11.68


When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 1997, 1996 and 1995, the amount of compensation expense related to stock awards charged against income was $1,312,000, $937,000 and $506,000, respectively.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock options and stock awards granted under these plans according to APB Opinion 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized for the stock options granted under the incentive plans. The fair value of each option at grant date is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rate of 6%, volatility of 35% (32% in 1996 and 1995), dividend yield of 0.2% and expected life of 4.2 years. The weighted average fair value at grant date during 1997, 1996 and 1995 was $10.97, $9.13 and $4.22, respectively.

Unaudited pro forma data as though the Company had accounted for stock-based compensation cost in accordance with SFAS No. 123 are as follows (in thousands, except per share data):


                                              For the years ended December 31,
                                              1997         1996         1995
                                            ----------------------------------
Pro Forma
    Net income                              $54,258      $42,269      $24,225
    Earnings per share:
       Basic                                $   .68      $   .66      $   .47
       Diluted                              $   .68      $   .60      $   .43

The above pro forma information includes only stock options granted in 1995 and thereafter. Because it does not include stock options granted prior to 1995, the pro forma effects are not representative of effects on net income or earnings per share for future years.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company contracted with a division of Chemed Corporation ("Chemed"), a 1% stockholder, to assist in the development of a new information system to integrate and standardize all operational functions. The Company also subleases offices from Chemed and is charged for the occasional use of Chemed's corporate aviation department and other incidental expenses based on Chemed's cost. The Company believes that the method by which such charges are determined is reasonable and that the charges are essentially equal to that which would have been incurred if the Company had operated as an unaffiliated entity. Charges to the Company for these services for the years ended December 31, 1997, 1996 and 1995 were $4,039,000, $7,139,000 and $4,535,000, respectively. Net amounts owed by the Company to Chemed as of December 31, 1997 and 1996 were $556,000 and $946,000, respectively.

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

Actuarial assumptions used to calculate the Accumulated Benefit Obligation and net expenses include a 7% interest rate as of December 31, 1997, (7.25% at December 31, 1996 and 1995), an expected long-term rate of return on assets of 8% and a 6% rate of increase in compensation levels.

The Accumulated Benefit Obligation in excess of plan assets as of December 31, 1997 and 1996 was $5,008,000 and $7,422,000, respectively. In 1997, the Company changed the actuarial assumptions used to determine the Accumulated Benefit Obligation by using the actual compensation history of participants rather than an estimated compensation history based on current compensation projected backward at the assumed rate of increase in compensation levels (6%). The net expenses relating to the Company's defined contribution and defined benefit plans (including the ESOP described in Note 6) for the years ended December 31, 1997, 1996 and 1995 were $3,293,000, $1,907,000 and $1,663,000, respectively.

NOTE 11 - INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):


                                             For the years ended December 31,
                                           1997            1996           1995
                                         ---------------------------------------
Current:
    Federal                              $27,395         $21,917         $13,197
    State and local                        3,590           3,693           1,473
                                         -------         -------         -------
                                          30,985          25,610          14,670
                                         -------         -------         -------

Deferred:
    Federal                                8,734           2,993           1,272
    State                                  1,366              90             478
                                         -------         -------         -------
                                          10,100           3,083           1,750
                                         -------         -------         -------
Income taxes                             $41,085         $28,693         $16,420
                                         =======         =======         =======

Tax benefits related to the exercise of stock options, stock awards and stock warrants have been credited to paid-in-capital in amounts of $7,827,000, $2,243,000 and $1,357,000 for 1997, 1996 and 1995, respectively.

The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):


                                         For the years ended December 31,
                                     1997                1996               1995
                              ----------------    ----------------    ----------------
Federal income tax at
  the statutory rate          $33,877    35.0%    $25,250    35.0%    $14,413    35.0%
State and local income
  taxes, net of federal
   tax benefit                  3,221     3.3       2,459     3.4       1,268     3.1
Amortization of nondeduct-
 ible intangible assets           948     1.0         448     0.6         408     1.0
Nondeductible pooling-of-
 interests expenses               824     0.9          55     0.1         149     0.4
Nondeductible nonrecurring
 charge (Note 13)               1,855     1.9         -       -           -       -
Other                             360     0.3         481     0.7         182     0.4
                              -------  ------     -------  ------     -------  ------
Income taxes                  $41,085    42.4%    $28,693    39.8%    $16,420    39.9%
                              =======  ======     =======  ======     =======  ======



Income tax payments made in 1997, 1996 and 1995 amounted to $22,824,000, $19,749,000 and $14,014,000, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):


                                                               December 31,
                                                            1997           1996
                                                        ---------      ---------

Accounts receivable reserves                              $ 5,035        $ 3,912
Accrued liabilities                                        11,646          3,841
Other                                                       1,092            106
                                                          -------        -------
    Gross deferred tax assets                             $17,773        $ 7,859
                                                          =======        =======


Fixed assets and depreciation methods                     $ 3,120        $   945
Amortization of intangibles                                12,129          4,046
Other current and noncurrent assets                         2,553            807
Other                                                          68            222
                                                          -------        -------
    Gross deferred tax liabilities                        $17,870        $ 6,020
                                                          =======        =======

The Company has evaluated its net deferred tax asset position and has concluded that a valuation allowance is not required as these net assets are more likely than not to be realized.

NOTE 12 - EARNINGS PER SHARE DATA

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations (in thousands, except per share data):

                                                            For the year ended December 31, 1997
                                                   -------------------------------------------------
                                                      Income           Shares           Per-Share
                                                    (Numerator)     (Denominator)        Amount
                                                   --------------  ----------------   --------------
Net income                                          $      55,705
Other                                                           5
                                                   --------------
BASIC EPS
Income available to common stockholders                    55,710           80,144              $  .70
                                                                                      ================
EFFECT OF DILUTIVE SECURITIES
Stock options and stock warrants                               -               159
                                                   --------------  ----------------
DILUTED EPS
Income available to common stockholders
  plus assumed conversions                           $     55,710           80,303              $  .69
                                                   ==============  ================   ================


                                                           For the year ended December 31, 1996
                                                   -------------------------------------------------
                                                      Income           Shares           Per-Share
                                                    (Numerator)     (Denominator)        Amount
                                                   --------------  ----------------   --------------
Net income                                              $ 43,450
Other                                                        (23)
                                                   --------------
BASIC EPS
Income available to common stockholders                   43,427            65,298             $  .67
                                                                                      ===============
EFFECT OF DILUTIVE SECURITIES
Stock options and stock warrants                               -             2,075
1993 Convertible Subordinated Notes                        2,266             7,949
                                                   --------------  ----------------
DILUTED EPS
Income available to common stockholders
  plus assumed conversions                              $ 45,693            75,322             $  .61
                                                   ==============  ================   ================



                                                            For the year ended December 31, 1995
                                                   -------------------------------------------------
                                                      Income           Shares           Per-Share
                                                    (Numerator)     (Denominator)        Amount
                                                   --------------  ----------------   --------------
Net income                                              $ 24,760
Other                                                        (28)
                                                   --------------
BASIC EPS
Income available to common stockholders                   24,732            52,396            $  .47
                                                                                      ==============
EFFECT OF DILUTIVE SECURITIES
Stock options and stock warrants                               -             1,530
1993 Convertible Subordinated Notes                        3,209            11,148
                                                   --------------  ----------------
DILUTED EPS
Income available to common stockholders
  plus assumed conversions                              $ 27,941            65,074            $  .43
                                                   ==============  ================   ==============

The $345,000,000 of 5.0% Convertible Subordinated Notes due 2007 that are convertible into 8,712,121 shares at $39.60 per share were outstanding during December 1997, but were not included in the computation of diluted EPS because the impact in 1997 was anti-dilutive.

NOTE 13 - CONTINGENCIES

On August 6, 1997, Omnicare announced that it had reached a tentative settlement, subject to final federal and state governmental approvals, with the U.S. Attorney's office in the Southern District of Illinois regarding the previously announced federal investigation of Home Pharmacy Services, Inc., the Company's wholly-owned institutional pharmacy subsidiary in Belleville, Illinois.

Accordingly, in the third quarter of 1997, Omnicare recorded a nonrecurring charge of $6,313,000 ($5,958,000 aftertax) for the estimated costs and legal and other expenses associated with resolving the investigation. The $6,313,000 consists of anticipated payments to the government agencies of $5,300,000 and estimated legal and other professional fees directly attributable to the investigation of $1,013,000. The settlement, when finalized, is not expected to result in any criminal charges against Home Pharmacy Services. Additionally, Home Pharmacy Services is expected to continue participating in government reimbursement programs under the terms of the tentative settlement.

Home Pharmacy Services, which was acquired by Omnicare in 1992, has continued to provide complete pharmacy services to nursing facility residents in its market area without interruption. The pharmacy operation accounted for less than 3% of Omnicare's total sales and earnings for the year ended December 31, 1997.

NOTE 14 - SUMMARY OF QUARTERLY RESULTS  (UNAUDITED)

The following table presents the Company's quarterly financial information for 1997 and 1996 (in thousands, except per share data):

                                           First         Second         Third          Fourth          Full
                                          Quarter        Quarter       Quarter        Quarter          Year
                                        ------------   ------------   -----------    -----------    -----------
1997 (h)

Sales                                     $ 181,608      $ 203,060     $ 228,050      $ 282,984      $ 895,702
Cost of sales                               128,903        144,134       162,224        201,316        636,577
                                        ------------   ------------   -----------    -----------    -----------
Gross profit                                 52,705         58,926        65,826         81,668        259,125
Selling, general and
     administrative expenses                 30,570         34,194        38,314         48,983        152,061
Acquisition expenses, pooling-
     of-interests                               978 (d)        693 (e)         -          1,785 (f)      3,456 (b)
Nonrecurring charge (c)                           -              -         6,313 (c)          -          6,313 (c)
                                        ------------   ------------   -----------    -----------    -----------
Operating income                             21,157 (d)     24,039 (e)    21,199 (c)     30,900 (f)     97,295 (b)(c)
Interest (expense), net of
     investment income                        1,512          1,060           (19)        (3,058)          (505)
                                        ------------   ------------   -----------    -----------    -----------
Income before income taxes                   22,669 (d)     25,099 (e)    21,180 (c)     27,842 (f)     96,790 (b)(c)
Income taxes                                  9,226          9,961        10,343         11,555         41,085
                                        ------------   ------------   -----------    -----------    -----------

Net income                                 $ 13,443 (d)   $ 15,138 (e)  $ 10,837 (c)   $ 16,287 (f)   $ 55,705 (b)(c)
                                        ============   ============   ===========    ===========    ===========
Earnings per share: (a)
     Basic                                 $    .17 (d)   $    .19 (e)  $    .13 (c)   $    .20 (f)   $    .70 (b)(c)
                                        ============   ============   ===========    ===========    ===========
     Diluted                               $    .17 (d)   $    .19 (e)  $    .13 (c)   $    .20 (f)   $    .69 (b)(c)
                                        ============   ============   ===========    ===========    ===========

1996 (h)

Sales                                     $ 117,185      $ 121,833     $ 140,733      $ 156,853      $ 536,604
Cost of sales                                83,553         86,738       100,111        111,366        381,768

                                        ------------   ------------   -----------    -----------    -----------
Gross profit                                 33,632         35,095        40,622         45,487        154,836
Selling, general and
     administrative expenses                 19,433         20,639        23,213         26,351         89,636
Acquisition expenses, pooling-
     of-interests                                 -              -             -            690 (g)        690 (g)

                                        ------------   ------------   -----------    -----------    -----------
Operating income                             14,199         14,456        17,409         18,446 (g)     64,510 (g)
Investment income, net of
     interest (expense)                        (760)         2,803         2,512          3,078          7,633

                                        ------------   ------------   -----------    -----------    -----------
Income before income taxes                   13,439         17,259        19,921         21,524 (g)     72,143 (g)
Income taxes                                  5,310          6,863         8,108          8,412         28,693

                                        ------------   ------------   -----------    -----------    -----------

Net income                                  $ 8,129       $ 10,396      $ 11,813       $ 13,112 (g)   $ 43,450 (g)
                                        ============   ============   ===========    ===========    ===========
Earnings per share: (a)
     Basic                                  $   .15       $    .16      $    .18       $    .17 (g)   $    .67 (g)
                                        ============   ============   ===========    ===========    ===========
     Diluted                                $   .13       $    .14      $    .16       $    .17 (g)   $    .61 (g)
                                        ============   ============   ===========    ===========    ===========

(a) Earnings per share is calculated independently for each quarter and the sum of the quarters may not necessarily be equal to the full year earnings per share amount. The earnings per share data have been restated with the Company's required adoption of Statement of Financial Accounting Standard No. 128, "Earnings per Share."
(b) Includes acquisition expenses related to pooling-of-interests transactions of $3,456 before taxes. Such expenses, on an aftertax basis, were $3,070, or $.04 per basic and diluted share. For the year ended December 31, 1997, net income, excluding this charge as well as the nonrecurring charge of $5,958 disclosed in (c) below, was $64,733 ($.81 per basic and diluted share).
(c) A nonrecurring charge of $6,313 before taxes and $5,958 after taxes, or $.07 per basic and diluted share, was recorded in the third quarter of 1997 for the estimated costs and legal and other expenses associated with the tentative settlement of the government investigation of Home Pharmacy Services, Inc., a wholly-owned subsidiary of Omnicare. Third quarter net income, excluding the nonrecurring charge, was $16,795 ($.21 per basic and diluted share). For the year ended December 31, 1997, net income, excluding this charge as well as the pooling-of-interests expenses of $3,070 disclosed in (b) above, was $64,733 ($.81 per basic and diluted share).
(d) Includes acquisition-related expenses of $978 relating to the first quarter 1997 pooling-of-interests transaction. Such expenses, on an aftertax basis, were $854, or $.01 per basic and diluted share. First quarter net income, excluding these expenses, was $14,297 ($.18 per basic and diluted share).
(e) Includes acquisition-related expenses of $693 relating to the second quarter 1997 pooling-of-interests transaction. Such expenses, on an aftertax basis, were $575, or $.01 per basic and diluted share. Second quarter net income, excluding these expenses, was $15,713 ($.20 per basic and diluted share).
(f) Includes acquisition-related expenses of $1,785 relating to the fourth quarter 1997 pooling-of-interests transaction. Such expenses, on an aftertax basis, were $1,641, or $.02 per basic and diluted share. Fourth quarter net income, excluding these expenses, was $17,928 ($.22 per basic and diluted share).
(g) Includes acquisition-related expenses of $690 relating to the 1996 pooling-of-interests transaction. Such expenses, on an aftertax basis, were $534, or $.01 per basic and diluted share. Net income, excluding these expenses, was $13,646 for the fourth quarter, or $.18 per basic share and $.17 per diluted share, and $43,984 for the full year 1996, or $.67 per basic share and $.61 per diluted share.
(h) The impact of the 1997 and 1996 pooling-of-interests transactions on the Company's historical consolidated financial statements was not material; consequently, prior period and current year financial statements have not been restated for these transactions.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information regarding the Company's executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in the Company's 1998 Proxy Statement which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

        Information required under this Item is set forth in the Company's 1998 Proxy Statement which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required under this Item is set forth in the Company's 1998 Proxy Statement which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this Item is set forth in the Company's 1998 Proxy Statement which is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)(1)      Financial Statements

                The 1997 Consolidated Financial Statements of Omnicare are included in Part II, Item 8.

    (a)(2)      Financial Statement Schedule

                See Index to Financial Statements and Financial Statement Schedule at page 32 of this Report.

    (a)(3)      Exhibits

                See Index of Exhibits starting at page E-1 of this Report.

    (b)         Reports on Form 8-K

                On December 1 and 10, 1997, Form 8-Ks were filed to report the Company's completion of an offering of $345 million of 5.0% Convertible Subordinated Debentures (including a $45 million over-allotment option). On December 4, 1997, a Form 8-K/A was filed relating to the Company's acquisition of all outstanding shares of American Medserve Corporation.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 27th day of March, 1998.


                                OMNICARE, INC.

                                /s/ Joel F. Gemunder
                                ----------------------------
                                Joel F. Gemunder, President


     Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                 Title                       Date
---------                 -----                       ----
/s/Edward L. Hutton       Chairman and Director         |
---------------------     (Principal Executive Officer) |
Edward L. Hutton                                        |
                                                        |
/s/Joel F. Gemunder       President and Director        |
---------------------     (Principal Executive Officer) |
Joel F. Gemunder                                        |
                                                        |
/s/David W. Froesel, Jr.  Senior Vice President and     |
------------------------  Chief Financial Officer       |
David W. Froesel, Jr.     (Principal Financial and      |
                          Accounting Officer)           |
                                                        |
                                                        |
Ronald K. Baur, Director*                               |
Kenneth W. Chesterman, Director*                        |
Charles H. Erhart, Jr., Director*                       |
Mary Lou Fox, Director*                                 |
Thomas C. Hutton, Director*                      March 27, 1998
Patrick E. Keefe, Director*                             |
Sandra E. Laney, Director*                              |
Andrea R. Lindell, Director*                            |
Sheldon Margen, M.D., Director*                         |
Kevin J. McNamara, Director*                            |
John M. Mount, Director*                                |
D. Walter Robbins, Jr., Director*                       |
                                                        |
                                                       --
    * Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself as a director and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.


                                  /s/ Cheryl D. Hodges
                                  -----------------------------
                                  Cheryl D. Hodges
                                  (Attorney-in-Fact)

                                   Schedule II

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                                 (in thousands)



                                              Additions
                                 Balance at    charged                  Write-offs,  Balance
                                beginning of   to cost                    net of      at end
                                  period     and expenses Acquisitions  recoveries   of period
                                ------------ ------------ ------------ ------------ ------------
Allowance for
 uncollectible
 accounts receivable

Year ended
December 31,

   1997                         $5,631       $6,942        $8,838         $(5,539)     $15,872

   1996                          4,761        3,614           105          (2,849)       5,631

   1995                          3,681        3,086           239          (2,245)       4,761



Allowance for
 uncollectible
 accounts receivable,
 discontinued operations


Year ended
December 31,

   1997                         $    -       $   -         $   -          $     -      $    -

   1996                            282           -             -             (282)          -

   1995                            282           -             -                -         282



                                INDEX OF EXHIBITS
                                -----------------






                     Numbers Refer to Item 601                                Document Incorporated by Reference
                         Regulation S-K and                                from a Previous Filing or Filed Herewith,
                       Description of Exhibit                                          As Indicated Below
                 --------------------------------------------------        ------------------------------------------

  (3.1)          Restated Certificate of                                   Form 10-K
                 Incorporation of Omnicare,                                March 31, 1997
                 Inc.
  (3.2)          By-Laws of Omnicare, Inc.,                                Form 10-K
                 as amended                                                March 26, 1993
    (4)          Credit Agreement among                                    Form 10-K
                 Omnicare, Inc.,                                           March 31, 1997
                 First National Bank of
                 Chicago, Agent, and certain
                 banks dated as of
                 October 22, 1996
  (4.1)          Indenture dated as of                                     Form S-3
                 December 10, 1997 between                                 February 6, 1998
                 the Company and The
                 First National Bank
                 of Chicago, as Trustee
 (10.1)          Executive Salary Protection                               Form 10-K
                 Plan, as amended,                                         March 25, 1996
                 May 22, 1981
 (10.2)          1981 Stock Incentive Plan,                                Form 10-K
                 as amended                                                March 25, 1988
 (10.3)          1989 Stock Incentive Plan                                 Proxy Statement
                                                                           for 1989 Annual
                                                                           Meeting of
                                                                           Stockholders
                                                                           dated
                                                                           April 10, 1989
 (10.4)          1992 Long-Term Stock                                      Proxy Statement
                 Incentive Plan                                            for 1997 Annual
                                                                           Meeting of
                                                                           Stockholders
                                                                           dated
                                                                           March 31,1997
 (10.5)          1995 Premium-Priced Stock                                 Proxy Statement
                 Option Plan                                               for 1995 annual
                                                                           Meeting of
                                                                           Stockholders
                                                                           dated
                                                                           April 10, 1995
 (10.6)          Excess Benefits Plan                                      Form 10-K
                                                                           March 25, 1988

                               INDEX OF EXHIBITS
                               -----------------


                     Numbers Refer to Item 601                        Document Incorporated by Reference
                         Regulation S-K and                       from a Previous Filing or Filed Herewith,
                       Description of Exhibit                                 As Indicated Below
                 ------------------------------------             -------------------------------------------
 (10.7)          Form of Indemnification                          Proxy Statement
                 Agreement with Directors and                     for 1987 Annual
                 Officers                                         Meeting of
                                                                  Stockholders
                                                                  dated
                                                                  April 14, 1987
 (10.8)          Employment Agreements with                       Form 10-K
                 J.F. Gemunder and                                March 29, 1989
                 C.D. Hodges dated
                 August 4, 1988
 (10.9)          Amendment to Employment                          Form 10-K
                 Agreements with                                  March 25, 1994
                 J.F. Gemunder and
                 C.D. Hodges dated
                 May 17, 1993
(10.10)          Employment Agreement with                        Form 10-K
                 T.R. Marsh dated                                 March 25, 1994
                 August 4, 1988 and Amendment
                 dated May 17, 1993
(10.11)          Employment Agreement with                        Form 10-K
                 P.E. Keefe dated                                 March 25, 1994
                 March 4, 1993
(10.12)          Amendment to Employment                          Form 10-K
                 Agreements with                                  March 25, 1995
                 J.F. Gemunder,
                 P.E. Keefe,
                 C.D. Hodges and T.R. Marsh
                 dated May 16, 1994
(10.13)          Amendment to Employment                          Form 10-K
                 Agreements with                                  March 25, 1996
                 J.F. Gemunder,
                 P.E. Keefe and C.D. Hodges
                 dated May 15, 1995

                                INDEX OF EXHIBITS
                                -----------------





                             Numbers Refer to Item 601                   Document Incorporated by Reference
                                 Regulation S-K and                        from a Previous Filing or Filed
                               Description of Exhibit                       Herewith, As Indicated Below
                 --------------------------------------------------     ------------------------------------

(10.14)          Split Dollar Agreement with                               Form 10-K
                 E.L. Hutton dated                                         March 25, 1996
                 June 1, 1995 (Agreement in
                 the same form exists with
                 J.F. Gemunder)
(10.15)          Split Dollar Agreement                                    Form 10-K
                 dated June 1, 1995                                        March 25, 1996
                 (Agreements in the same form
                 exist with the following Executive
                 Officers:
                 C.D. Hodges, P.E. Keefe and
                 T.E. Bien)
(10.16)          Annual Incentive Plan for                                 Proxy Statement
                 Senior Executive Officers                                 for 1996 Annual
                                                                           Meeting of
                                                                           Shareholders
                                                                           dated
                                                                           May 20, 1996
(10.17)          Employment Agreement with                                 Form 10-K
                 T.E. Bien dated                                           March 31, 1997
                 January 1, 1994
(10.18)          Employment Agreement with                                 Form 10-K
                 D.W. Froesel dated                                        March 31, 1997
                 February 17, 1996
(10.19)          Employment Agreement with                                 Form 10-K
                 M.L. Fox dated April 4, 1996                              March 31, 1997
(10.20)          Consulting Agreement with                                 Form 10-K
                 MLF Co. dated April 4, 1996                               March 31, 1997
(10.21)          Amendment to Employment                                   Form 10-K
                 Agreement with                                            March 31, 1997
                 J.F. Gemunder dated
                 May 20, 1996 (Amendments in
                 the same form exist with the
                 following Executive
                 Officers:
                 P.E. Keefe
                 and C.D. Hodges)

                               INDEX OF EXHIBITS
                               -----------------





                     Numbers Refer to Item 601                             Document Incorporated by Reference
                         Regulation S-K and                                  from a Previous Filing or Filed
                       Description of Exhibit                                 Herewith, As Indicated Below
                 --------------------------------------------------        ------------------------------------

(10.22)          Amendment to Employment                                   Filed Herewith
                 Agreement with
                 J.F. Gemunder dated
                 May 19, 1997 (Amendments in
                 the same form exist with the
                 following Executive
                 Officers:
                 P.E. Keefe and C.D. Hodges)
(10.23)          Agreement and Plan of                                     Schedule 14D-1
                 Merger, dated as of                                       August 14, 1997
                 August 7, 1997, by and
                 among the Company,
                 Omnicare Acquisition
                 Corp. and American
                 Medserve Corporation
   (11)          Statement of Computation of                               Filed Herewith
                 Earnings per Common Share
   (12)          Statement of Computation of                               Filed Herewith
                 Ratio of Earnings to Fixed
                 Charges
   (21)          Subsidiaries of                                           Filed Herewith
                 Omnicare, Inc.
   (23)          Consent of                                                Filed Herewith
                 Price Waterhouse LLP
   (24)          Powers of Attorney                                        Filed Herewith
   (27)          Financial Data Schedule                                   Filed Herewith
                 (including restated schedules
                 for adoption of FAS No. 128)
