Form 10-Q
period 1998-03-31
OMNICARE INC
filed 1998-05-15
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1998
                          Commission File Number 1-8269

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

         2)       has been subject to such filing requirement for the past
                  90 days.

Yes    x    No
   --------   --------

COMMON STOCK OUTSTANDING
------------------------

                                                        Number of
                                                          Shares                        Date
                                                          ------                        ----
Common Stock, $1 par value                              82,886,217                 March 31, 1998


                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------

                                      Index

                                                                                                          Page
                                                                                                        -------
Part I.       Financial Information:

     Item 1.      Financial Statements

              Consolidated Balance Sheet -
                  March 31, 1998 and December 31, 1997                                                      3

              Consolidated Statement of Income -
                  Three months ended -
                  March 31, 1998 and 1997                                                                   4

              Consolidated Statement of Cash Flows -
                  Three months ended -
                  March 31, 1998 and 1997                                                                   5

              Notes to Consolidated Financial Statements                                                    6

     Item 2.      Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                                        9

Part II.      Other Information:

     Item 2.      Recent Sales of Unregistered Securities                                                  12

     Item 6.      Exhibits and Reports on Form 8-K                                                         12

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.     Financial Statements
            --------------------

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet

(In thousands, except share data)

                                                                               UNAUDITED
                                                                               March 31,         December 31,
                                                                                 1998                1997
                                                                             ------------       --------------
ASSETS
Current assets:
      Cash and cash equivalents                                              $   119,882         $   131,042
      Accounts receivable, less allowances of
      $17,817 (1997 - $15,872)                                                   238,659             225,774
      Inventories                                                                 98,018              87,186
      Deferred income tax benefits                                                15,267              10,205
      Other current assets                                                        18,935              17,757
                                                                             -----------         -----------
            Total current assets                                                 490,761             471,964

Properties and equipment, at cost less accumulated
      depreciation of $46,206 (1997-$42,204)                                      86,885              84,074
Goodwill, less accumulated amortization
      of $32,297 (1997-$27,763)                                                  720,270             693,007
Other assets                                                                      40,318              40,584
                                                                             -----------         -----------
      Total assets                                                           $ 1,338,234         $ 1,289,629
                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                       $    60,432         $    45,669
      Amounts payable pursuant to acquisition agreements                           6,000              17,073
      Current portion of long-term debt                                            2,810               2,936
      Income taxes payable                                                         8,676               2,052
      Accrued employee compensation                                               19,974              29,529
      Other current liabilities                                                   39,503              30,851
                                                                             -----------         -----------
            Total current liabilities                                            137,395             128,110

Long-term debt                                                                   350,468             352,579
Deferred income taxes                                                              9,168              10,302
Amounts payable pursuant to acquisition agreements                                10,769              10,404
Other noncurrent liabilities                                                      19,096              14,038
                                                                             -----------         -----------
            Total liabilities                                                    526,896             515,433

Stockholders' equity:
      Preferred stock-authorized 1,000,000 shares
            without par value; none issued
      Common stock-authorized 110,000,000 shares
            $1 par; 82,918,703 issued
            (1997 - 82,254,711 shares)                                            82,919              82,255
      Paid-in capital                                                            542,045             526,727
      Retained earnings                                                          202,432             183,887
                                                                             -----------         -----------
                                                                                 827,396             792,869
      Treasury stock, at cost - 32,486 shares (1997 - 102,046 shares)             (1,223)             (2,926)
      Deferred compensation                                                      (14,421)            (14,807)
      Unallocated stock of ESOP                                                     (414)               (940)
                                                                             -----------         -----------
            Total stockholders' equity                                           811,338             774,196
                                                                             -----------         -----------
      Contingencies (Note 3)
            Total liabilities and stockholders' equity                       $ 1,338,234         $ 1,289,629
                                                                             ===========         ===========


  The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)


                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                      1998              1997
                                                    ---------         ---------
Sales                                               $ 299,752         $ 181,608
Cost of sales                                         212,734           128,903
                                                    ---------         ---------
Gross profit                                           87,018            52,705
Selling, general and administrative expenses           51,347            30,570
Acquisition expenses, pooling-of-interests                491               978
                                                    ---------         ---------
Operating income                                       35,180            21,157
Investment income                                       1,444             1,802
Interest expense                                       (4,534)             (290)
                                                    ---------         ---------
Income before income taxes                             32,090            22,669
Income taxes                                           12,741             9,226
                                                    ---------         ---------
Net income                                          $  19,349         $  13,443
                                                    =========         =========
Earnings per share:
    Basic                                           $    0.23         $    0.17
                                                    =========         =========
    Diluted                                         $    0.23         $    0.17
                                                    =========         =========
Dividends paid per share:                           $    0.02         $  0.0175
                                                    =========         =========
Weighted average number of
    common shares outstanding:
       Basic                                           82,439            78,065
                                                    =========         =========
       Diluted                                         82,695            78,218
                                                    =========         =========

 The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED

(In thousands)                                                           Three Months Ended
                                                                              March 31,
                                                                    ---------------------------
                                                                       1998              1997
                                                                    ---------         ---------
Cash flows from operating activities:
Net income                                                          $  19,349         $  13,443
Adjustments to reconcile net income to net cash
    flows from operating activities:
        Depreciation and amortization                                   9,174             5,155
        Provision for doubtful accounts                                 2,250             1,360
        Deferred tax provision                                         (1,133)            1,322
Changes in assets and liabilities, net of effects
    from acquisition/disposal of businesses:
        Accounts receivable                                           (12,917)          (14,670)
        Inventories                                                   (10,687)          (24,649)
        Current and noncurrent assets                                    (794)          (11,014)
        Payables and accrued liabilities                               20,150            16,236
        Current and noncurrent liabilities                              5,851             2,299
                                                                    ---------         ---------
                    Net cash flows from operating activities           31,243           (10,518)
                                                                    ---------         ---------
Cash flows from investing activities:
    Acquisition of businesses                                         (29,415)          (74,040)
    Capital expenditures                                               (7,955)           (5,503)
    Other                                                                 (98)                8
                                                                    ---------         ---------
                    Net cash flows from investing activities          (37,468)          (79,535)
                                                                    ---------         ---------
Cash flows from financing activities:
    Principal payments on long-term obligations                        (1,163)             (137)
    Exercise of stock options and warrants,
        net of stock tendered in payment                               (2,149)            4,105
    Dividends paid                                                     (1,623)           (1,367)
                                                                    ---------         ---------
                    Net cash flows from financing activities           (4,935)            2,601
                                                                    ---------         ---------

Net increase (decrease) in cash and cash equivalents                  (11,160)          (87,452)
Cash and cash equivalents at beginning of period                      131,042           216,515
                                                                    ---------         ---------
Cash and cash equivalents at end of period                          $ 119,882         $ 129,063
                                                                    =========         =========
Supplemental disclosures of cash flow information

Income taxes paid                                                   $     390         $   5,151
Interest paid                                                             184               138

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

         Since January 1, 1998, the Company has completed three acquisitions (excluding insignificant purchases of pharmacy contracts and other assets) of institutional pharmacy businesses and one data management business. All of the institutional pharmacy transactions were accounted for as purchase transactions and the data management business as a pooling-of-interests. These four transactions added approximately $15 million in revenues on an annualized basis. For all acquisitions accounted for as purchases, including insignificant purchases of pharmacy contracts and other assets, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. The results of operations of the acquired companies have been included in the consolidated results of the Company from the effective dates of the acquisitions. The impact of the pooling-of-interests transaction on the Company's historical consolidated financial statements was not material; consequently, prior period and current year financial statements have not been restated for this transaction.

CompScript
----------
         On February 23, 1998, Omnicare and CompScript, Inc. (CompScript) (NASDAQ:CPRX) announced the execution of a definitive merger agreement pursuant to which Omnicare will acquire CompScript through the merger of a wholly-owned subsidiary of Omnicare with CompScript. In the merger, each outstanding CompScript common share will be converted into $4.50 market value of Omnicare common shares, subject to the terms of the merger agreement. Omnicare expects to issue approximately $63.3 million in Omnicare stock. In addition, CompScript has approximately $7.5 million in debt. The transaction is structured as a pooling-of-interests and a tax-free reorganization.

         CompScript is a Boca Raton, Florida-based provider of comprehensive pharmacy management, infusion therapy and related consulting services to the long-term care, alternate care and managed care markets. CompScript serves approximately 20,000 residents in 137 long-term care facilities in five states. CompScript operates seven pharmacy locations in the states of Florida, Ohio, Louisiana, Alabama and Mississippi. CompScript's annualized revenues are approximately $53.0 million based on the fourth quarter of 1997.

         The transaction, which has been approved by the Boards of Directors of both Omnicare and CompScript, is subject to the approval of CompScript's shareholders, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Act, and certain other terms and conditions. In connection with this transaction, CompScript has granted Omnicare an option to purchase up to 19.9% of CompScript's common shares, exercisable upon the occurrence of certain circumstances specified in the agreement. It is anticipated that the transaction will be completed prior to the end of the third quarter of 1998.

IBAH
----
         On March 31, 1998, Omnicare and IBAH, Inc. (IBAH) (NASDAQ:IBAH) announced the execution of a definitive agreement under which Omnicare will acquire IBAH, the fifth largest global contract research organization ("CRO"), in a stock-for-stock merger. In the merger, each outstanding IBAH common share will be converted into $5.75 market value of Omnicare common shares, subject to the terms of the agreement. Omnicare expects to issue approximately $169 million in Omnicare stock. The transaction is structured as a pooling-of-interests and a tax-free reorganization.

         The definitive agreement has been approved by both Boards of Directors and is subject to the approval of IBAH's shareholders, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Act, and certain other terms and conditions. In connection with this transaction, IBAH has granted Omnicare an option to purchase up to 19.9% of IBAH's common shares exercisable upon the occurrence of certain circumstances specified in the agreement. It is anticipated that the transaction will be completed by the end of the third quarter of 1998.

         IBAH, Inc., headquartered in Blue Bell, Pennsylvania, is a worldwide leader in providing comprehensive product development services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. IBAH offers services for all stages of drug development, helping client companies to accelerate products from discovery through development and commercialization more rapidly and cost-effectively. IBAH's net revenues are running at the annualized rate of approximately $99 million based on the fourth quarter of 1997.

3. On April 17, 1998, Omnicare announced that the previously announced tentative settlement with the U.S. Attorney's office in the Southern District of Illinois regarding the government's investigation of its subsidiary, Home Pharmacy Services, Inc. ("HPSI"), has been concluded on the terms previously disclosed. The HPSI pharmacy operation accounted for less than 3% of Omnicare's total sales and earnings for the three months ended March 31, 1998.

         As previously announced, in May 1996 the Company became aware of a government investigation of HPSI, its institutional pharmacy subsidiary in Belleville, Illinois, and certain individuals employed at that time. Omnicare was informed that HPSI was the sole focus of the investigation and that neither Omnicare nor any of its other operating units were targets of the inquiry. Omnicare cooperated fully with the government investigation and, in August 1997, announced that a tentative settlement had been reached.

         In anticipation of the completion of the settlement, Omnicare recorded a pretax charge to earnings in the third quarter of 1997 of $6.3 million to establish a reserve for the estimated costs and legal and other expenses associated with resolving the matter. The reserve is adequate to cover the final settlement costs.

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
Financial Condition
-------------------

Results of Operations
---------------------
Quarter Ended March 1998 vs. 1997
---------------------------------

         Excluding the impact of acquisition related expenses for pooling-of-interests transactions from both periods, net income for the quarter ended March 31, 1998 was up 38% to $19,764,000 from the $14,297,000 earned in the same period a year ago. Basic and diluted earnings per share, on this basis, were $.24, up 33% from the $.18 earned in the comparable prior-year period. The 1998 quarter included pooling expenses of $491,000 before taxes ($415,000 after taxes) while the 1997 quarter included $978,000 before taxes ($854,000 after taxes) in pooling expenses. Sales for the first quarter of 1998 increased 65% to $299,752,000 versus the $181,608,000 recorded in the comparable prior-year quarter.

         The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and sustained internal growth.

         During the first quarter of 1998, the Company acquired three institutional pharmacy providers (excluding insignificant purchases of pharmacy contracts and other assets), which when combined with internal growth, brought the total number of nursing facility residents served to 457,200 at March 31, 1998, up 35% over the number served one year ago. The Company also acquired a data management business during the quarter. These four transactions added approximately $15 million in revenues on an annualized basis.

         Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing and purchasing new pharmacy contracts, drug price inflation and other changes in sales mix.

         Investment income for the three months ended March 31, 1998 decreased by $358,000 in comparison to the same period of 1997 due to a lower average invested cash balance during the first quarter of 1998 than in the first quarter of 1997. The use of cash is primarily attributable to the Company's acquisition program.

         The Company's effective tax rate in the first quarter of 1998 was 39.7% versus 40.7% in the comparable 1997 period. The decrease was primarily attributable to a reduction in nondeductible pooling-of-interests expenses in the current year quarter versus the comparable prior year period.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents at March 31, 1998 were $120 million versus $131 million at December 31, 1997. Acquisitions of businesses in the first quarter of 1998 required $29 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-1998 acquisitions) which were funded by the reduction in cash and cash equivalents and the use of cash flows generated from first quarter operating activities. The Company generated positive net cash flow from operating activities of $31 million during the three months ended March 31, 1998. The improvement in net cash flow from operating activities during the three months ended March 31, 1998 versus the comparable prior year period is primarily attributable to improved management of working capital and changes in estimated tax assets and liabilities. Specifically, there was a significant increase in inventories during the first quarter of 1997 associated with a change in pricing and payment terms with the Company's primary supplier of pharmaceuticals from four weeks to one week and the purchase of inventories in advance of pharmaceutical price increases from manufacturers, whereas neither of these circumstances significantly impacted the first quarter of 1998.

         The Company's capital requirements are primarily related to its acquisition program. During the three months ended March 31, 1998, the Company made four acquisitions (excluding insignificant purchases of other assets) for an aggregate capital investment of approximately $14 million. Such acquisitions were financed from cash and cash equivalents and the issuance of approximately 156,000 shares of common stock. There are no material commitments outstanding at March 31, 1998, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

         The Company's current ratio at March 31, 1998 and December 31, 1997 was
3.6 to 1.0 and 3.7 to 1.0, respectively. The decline in the current ratio is primarily attributable to the Company's utilization of cash to fund its acquisition program.

         On February 4, 1998, the Company's Board of Directors increased the quarterly cash dividend by 14% to 2 cents per share for an indicated annual rate of 8 cents per share in 1998. Dividends of $1.6 million were paid during the three months ended March 31, 1998 versus the $1.4 million paid in the comparable prior year period.

         The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Recently Issued Accounting Standards
------------------------------------

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Effective January 1, 1998, SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although it is not applicable to interim periods in the initial year of adoption. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 130 did not impact the Company's reporting and disclosures during the first quarter of 1998. Further, SFAS No. 131 is not expected to significantly impact the Company's reporting and disclosures.

         The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") Nos. 98-1 and 98-5, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and "Start-Up Activities," respectively. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. These statements are effective for financial statements for fiscal years beginning after December 15, 1998. SOP Nos. 98-1 and 98-5 are not expected to have a significant impact on the Company's financial position, results of operations, reporting and disclosures.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995 Regarding Forward-Looking Information
------------------------------------------

         In addition to historical information, this Form 10-Q contains forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the continued availability of suitable acquisition candidates; changing economic and market conditions that could impact the suitability of such candidates; Omnicare's ability to integrate acquisitions; the effect of changes in government regulation and reimbursement policies and in the interpretation and application of such policies; the failure of the Company to obtain or maintain required regulatory approvals or licenses; and other risks and uncertainties as described in the Company's 1997 Report on Form 10-K for the year ended December 31, 1997.

                          PART II. -- OTHER INFORMATION
                          -----------------------------

Item 2.  Recent Sales of Unregistered Securities
         ---------------------------------------

         The Company, as part of its ongoing acquisition program, issues its common shares and warrants ("Securities") from time to time in private transactions in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended March 31, 1998, the Company completed three transactions involving unregistered Securities. In connection with these and a prior transaction, a total of 309,912 shares of common stock and 80,000 warrants were issued. No underwriters were involved in these acquisition transactions.

         The Securities were issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act of 1933. See Note 2 to the Consolidated Financial Statements for additional information regarding the 1998 acquisition transactions.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                  Exhibit
                  Number                         Exhibit
                  ------                         -------

                    11           Computation of Earnings per Common Share

         (b) Reports on Form 8-K - On February 18, 1998, a Form 8-K was filed to report the sales and earnings of the Company for the month ended January 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Omnicare, Inc.
                                              ----------------------------
                                              Registrant

Date     May 15, 1998                         By  /s/David W. Froesel, Jr.
     -------------------------------              ------------------------
                                              David W. Froesel, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)