Form 10-Q
period 1998-06-30
OMNICARE INC
filed 1998-08-14
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                         For Quarter Ended June 30, 1998
                          Commission File Number 1-8269


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

         2) has been subject to such filing requirement for the past 90 days.

Yes    x         No
   -------          ------
COMMON STOCK OUTSTANDING
------------------------
                                    Number of
                                       Shares                          Date
                                       ------                          ----
Common Stock, $1 par value          89,411,372                     June 30, 1998

                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------



                                      Index

                                                                                                          Page
                                                                                                          ----

Part I.       Financial Information:

     Item 1.      Financial Statements

              Consolidated Balance Sheet -
                  June 30, 1998 and December 31, 1997                                                       3

              Consolidated Statement of Income -
                  Three and six months ended -
                  June 30, 1998 and 1997                                                                    4

              Consolidated Statement of Cash Flows -
                  Six months ended -
                  June 30, 1998 and 1997                                                                    5

              Notes to Consolidated Financial Statements                                                    6

     Item 2.      Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                                       10

Part II.      Other Information:

     Item 2.      Recent Sales of Unregistered Securities                                                  15

     Item 4.      Submission of Matters to a Vote of Security Holders                                      15

     Item 6.      Exhibits and Reports on Form 8-K                                                         16

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.      Financial Statements
             --------------------
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED
(In thousands, except share data)

                                                                         June 30,     December 31,
                                                                            1998           1997
                                                                        -----------   ------------

ASSETS
Current assets:
      Cash and cash equivalents                                         $    68,723    $   138,062
      Accounts receivable, less allowances of
      $20,397 (1997 - $17,994)                                              319,691        278,525
      Inventories                                                            93,074         90,366
      Deferred income tax benefits                                           13,190         10,465
      Other current assets                                                   23,823         24,954
             Total current assets                                           518,501        542,372
Properties and equipment, at cost less accumulated
      depreciation of $63,719 (1997-$53,703)                                113,301        101,662
Goodwill, less accumulated amortization
      of $40,238 (1997-$30,247)                                             796,148        726,696
Other assets                                                                 43,456         41,416
                                                                        -----------   ------------
      Total assets                                                      $ 1,471,406    $ 1,412,146
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                  $    76,510    $    54,840
      Amounts payable pursuant to acquisition agreements                      6,963         17,073
      Current portion of long-term debt                                       5,661         13,252
      Accrued employee compensation                                          25,271         34,304
      Deferred revenue                                                       20,734         22,270
      Other current liabilities                                              53,436         45,808
                                                                        -----------   ------------
             Total current liabilities                                      188,575        187,547

Long-term debt                                                              350,711        359,148
Deferred income taxes                                                        11,182         10,517
Amounts payable pursuant to acquisition agreements                           11,866         10,404
Other noncurrent liabilities                                                 20,840         14,777
                                                                        -----------   ------------
             Total liabilities                                              583,174        582,393
Stockholders' equity:
      Preferred stock-authorized 1,000,000 shares
             without par value; none issued
      Common stock-authorized 200,000,000 shares $1 par;
             89,438,044 shares issued (1997 - authorized
             110,000,000 shares; 88,260,600 shares issued)                   89,438         88,261

      Paid-in capital                                                       636,551        609,117
      Retained earnings                                                     177,198        151,153
                                                                        -----------   ------------
                                                                            903,187        848,531

      Treasury stock, at cost - 26,672 shares (1997 - 102,046 shares)          (970)        (2,926)
      Deferred compensation                                                 (13,889)       (14,807)
      Unallocated stock of ESOP                                                (273)          (940)
      Translation adjustment                                                    177           (105)
                                                                        -----------   ------------
             Total stockholders' equity                                     888,232        829,753
                                                                        -----------   ------------
      Contingencies (Note 4)
             Total liabilities and stockholders' equity                 $ 1,471,406    $ 1,412,146
                                                                        ===========    ===========

      The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED
(In thousands, except per share data)

                                                          Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                        ----------------------    ----------------------
                                                           1998         1997         1998         1997
                                                        ---------    ---------    ---------    ---------

Sales                                                   $ 358,194    $ 236,896    $ 698,452    $ 449,320
Cost of sales                                             249,615      165,680      488,551      314,808
                                                        ---------    ---------    ---------    ---------

Gross profit                                              108,579       71,216      209,901      134,512
Selling, general and administrative expenses               67,408       46,307      130,944       87,053
Acquisition expenses, pooling-of-interests                 14,096          944       14,587        2,535
Restructuring costs                                         3,627        1,078        3,627        1,078
                                                        ---------    ---------    ---------    ---------

Operating income                                           23,448       22,887       60,743       43,846
Investment income                                             977        1,456        2,423        3,487
Interest expense                                           (4,435)        (405)      (9,206)        (861)
Other expenses                                               --           --           --           (800)
                                                        ---------    ---------    ---------    ---------

Income before income taxes                                 19,990       23,938       53,960       45,672
Income taxes                                               11,884       10,217       25,448       19,679
                                                        ---------    ---------    ---------    ---------

Income from continuing operations                           8,106       13,721       28,512       25,993
Loss from discontinued operations                            --         (1,854)        --         (2,154)
                                                        ---------    ---------    ---------    ---------
Net income                                              $   8,106    $  11,867    $  28,512    $  23,839
                                                        =========    =========    =========    =========

Earnings per share:
    Basic
       Continuing operations                            $    0.09    $    0.16    $    0.32    $    0.31
       Discontinued operations                               --          (0.02)        --          (0.03)
                                                        ---------    ---------    ---------    ---------
       Net income                                       $    0.09    $    0.14    $    0.32    $    0.28
                                                        =========    =========    =========    =========
    Diluted
       Continuing operations                            $    0.09    $    0.16    $    0.32    $    0.30
       Discontinued operations                               --          (0.02)        --          (0.02)
                                                        ---------    ---------    ---------    ---------
       Net income                                       $    0.09    $    0.14    $    0.32    $    0.28
                                                        =========    =========    =========    =========
Weighted average number of common shares outstanding:
       Basic                                               88,824       85,674       88,466       84,593
                                                        =========    =========    =========    =========
       Diluted                                             89,918       86,586       89,516       85,636
                                                        =========    =========    =========    =========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED

(In thousands)                                                                     Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                    1998         1997
                                                                                 ---------    ---------
Cash flows from operating activities:
Net income                                                                       $  28,512    $  23,839
Adjustments to reconcile net income to net cash
    flows from operating activities:
        Depreciation and amortization                                               22,272       13,187
        Provision for doubtful accounts                                              5,393        2,918
        Deferred tax provision                                                       3,996        3,159
        Discontinued operations                                                       --          2,154
        Other                                                                        1,948          800
Changes in assets and liabilities, net of effects from acquisition/disposal of businesses:
        Accounts receivable                                                        (42,516)     (37,774)
        Inventories                                                                 (2,001)     (20,714)
        Current and noncurrent assets                                                1,904       (9,587)
        Payables and accrued liabilities                                            33,034        9,183
        Deferred revenue                                                            (1,499)      (2,447)
        Current and noncurrent liabilities                                          (2,498)         882
                                                                                 ---------    ---------
                    Net cash flows from operating activities                        48,545      (14,400)
                                                                                 ---------    ---------

Cash flows from investing activities:
    Acquisition of businesses                                                      (76,411)     (99,931)
    Capital expenditures                                                           (23,496)     (16,893)
    Other                                                                            2,135        2,787
                                                                                 ---------    ---------
                    Net cash flows from investing activities                       (97,772)    (114,037)
                                                                                 ---------    ---------

Cash flows from financing activities:
    Net proceeds from borrowings                                                      --          4,406
    Principal payments on long-term obligations                                    (15,353)      (1,851)
    Exercise of stock options and warrants,
        net of stock tendered in payment                                            (1,533)       6,669
    Dividends paid                                                                  (3,277)      (2,770)
    Effect of exchange rate changes on cash                                             51         (404)
                                                                                 ---------    ---------
                    Net cash flows from financing activities                       (20,112)       6,050
                                                                                 ---------    ---------

Net increase (decrease) in cash and cash equivalents                               (69,339)    (122,387)
Cash and cash equivalents at beginning of period                                   138,062      232,961
                                                                                 =========    =========
Cash and cash equivalents at end of period                                       $  68,723    $ 110,574
                                                                                 =========    =========

Supplemental disclosures of cash flow information
-------------------------------------------------

Income taxes paid                                                                $  15,779    $  11,615
Interest paid                                                                        9,190          552

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

         Since January 1, 1998, the Company has completed eight acquisitions (excluding insignificant purchases of other assets) of institutional pharmacy businesses, one data management business and one contract research organization
(CRO). Seven of the institutional pharmacy transactions were accounted for as purchase transactions and one institutional pharmacy, the data management business and the CRO, as poolings-of-interests. These ten transactions added approximately $198 million in revenues on an annualized basis. For all acquisitions accounted for as purchases, including insignificant purchases of other assets, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed and the results of operations of the acquired companies have been included in the consolidated results of the Company from the effective dates of the acquisitions.

Pooling-of-Interests Transactions
---------------------------------

         The consolidated financial statements have been restated for all periods to include the historical results of operations, financial position and cash flows of the two entities acquired in June 1998 in pooling-of-interests transactions, described as follows:

         On June 26, 1998, Omnicare completed the acquisition of CompScript, Inc. ("CompScript"). Pursuant to the terms of the merger agreement, CompScript stockholders received .12947 of a share of Omnicare common stock for each share owned of CompScript common stock. Omnicare issued approximately 1.8 million shares of its common stock with a value of approximately $67 million in this transaction, which was accounted for as a pooling-of-interests and a tax free reorganization.

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

         On June 29, 1998, Omnicare completed the acquisition of IBAH, Inc. ("IBAH"). Pursuant to the terms of the merger agreement, IBAH stockholders received .1638 of a share of Omnicare common stock for each share owned of IBAH common stock. Omnicare issued approximately 4.3 million shares of common stock with a value of approximately $159 million in this transaction, which was accounted for as a pooling-of-interests and a tax free reorganization.

         IBAH, headquartered in Blue Bell, Pennsylvania, is a worldwide leader in providing comprehensive product development services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. IBAH offers services for all stages of drug development, helping client companies to accelerate products from discovery through development and commercialization more rapidly and cost-effectively.

       Summarized results of operations of Omnicare, Compscript and IBAH for the period from January 1, 1998 through June 30, 1998 and January 1, 1997 through June 30, 1997 are as follows (in thousands):

                                                          Omnicare   CompScript       IBAH       Combined
                                                          --------   ----------       ----       --------
Three months ended June 30, 1998:

         Sales                                             $316,701    $14,388        $27,105    $358,194
         Net income (excluding pooling expenses,
         restructuring costs, other nonrecurring
         expenses and discontinued operations)               22,237        277            983      23,497
         Net income/(loss)                                   15,736     (2,445)        (5,185)      8,106

Three months ended June 30, 1997:

         Sales                                             $203,060    $12,848        $20,988    $236,896
         Net income/(loss) (excluding pooling expenses,
         restructuring costs, other nonrecurring
         expenses and discontinued operations)               15,713       (348)           260      15,625
         Net income/(loss)                                   15,138       (423)        (2,848)     11,867



Six months ended June 30, 1998:

         Sales                                             $616,453    $28,237        $53,762    $698,452
         Net income (excluding pooling expenses,
         restructuring costs, other nonrecurring
         expenses and discontinued operations)               42,001        575          1,742      44,318
         Net income/(loss)                                   35,085     (2,147)        (4,426)     28,512


Six months ended June 30, 1997

         Sales                                             $384,668    $24,347        $40,305    $449,320
         Net income/(loss) (excluding pooling expenses,
         restructuring costs, other nonrecurring
         expenses and discontinued operations)               30,010       (852)           705      29,863
         Net income/(loss)                                   28,581     (2,039)        (2,703)     23,839



       In connection with the CompScript and IBAH mergers, in the 1998 second quarter Omnicare recorded a charge to operating expenses of $17,723,000 ($15,392,000 after taxes) for direct and other merger-related costs pertaining to the merger transactions and certain related restructuring actions.

       Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs include severance and exit costs. Details of these costs follow (amounts in thousands):

         Merger transaction costs                                $14,096
         Restructuring costs
                  Employee severance                               1,413
                  Exit costs                                       2,214
                                                                 -------
         Total                                                   $17,723
                                                                 =======

         Restructuring costs include the costs of restructuring the CompScript mail order pharmacy business and the cancellation of certain of its vendor agreements along with severance and exit costs associated with the consolidation of certain IBAH facilities and the restructuring of its pharmaceutics business. These actions will result in the reduction of approximately 20 employees. Included in the exit costs are $1,948,000 of non-cash items. At June 30, 1998, all liabilities relating to these actions were classified as current liabilities.

Pharmacy Operations of Extendicare
----------------------------------

         On July 30, 1998, Omnicare and Extendicare Health Services, Inc. ("EHSI"), a wholly-owned subsidiary of Extendicare Inc. ("Extendicare") announced the execution of a definitive agreement pursuant to which Omnicare will acquire the institutional pharmacy operations of EHSI for $250 million in cash, 125,000 shares of Omnicare common stock and 1.5 million warrants to purchase Omnicare common stock at $48.00 per share. The transaction is structured as a purchase of assets.

         Based in Milwaukee, Wisconsin, the pharmacy business of EHSI, operating under the name United Professional Companies, Inc. ("UPC"), has contracts to provide comprehensive pharmacy, related consulting and infusion therapy services to approximately 55,000 residents in more than 550 facilities in 12 states. This transaction also offers Omnicare the opportunity to provide pharmacy services to an additional 77 Extendicare facilities with capacity for 9,300 residents in Canada and the United Kingdom. UPC's pharmacy revenues are currently running at the annualized rate of approximately $163 million.

         The transaction has been approved by the Board of Directors of both Omnicare and Extendicare, and is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of certain other conditions. It is expected that the transaction will close by September 30, 1998.

3. In 1997, IBAH closed the software commercialization business unit of Resources Biometrics, Inc. ("RBI"), a wholly-owned subsidiary of IBAH. Accordingly, all operating results were reclassified from continuing operations to discontinued operations. In addition, a loss on disposal of this unit of $1,547,000 was recorded. The remaining liabilities related to the loss on disposal at June 30, 1998 are not significant.

4. On April 17, 1998, Omnicare announced that the previously announced tentative settlement with the U.S. Attorney's office in the Southern District of Illinois regarding the government's investigation of its subsidiary, Home Pharmacy Services, Inc. ("HPSI"), was concluded in accordance with the terms previously disclosed. The HPSI pharmacy operation accounted for less than 2% of Omnicare's total sales and earnings (excluding nonrecurring expenses) for the six months ended June 30, 1998.

       As previously announced, in May 1996 the Company became aware of a government investigation of HPSI, its institutional pharmacy subsidiary in Belleville, Illinois, and certain individuals employed at that time. Omnicare was informed that HPSI was the sole focus of the investigation and that neither Omnicare nor any of its other operating units were targets of the inquiry. Omnicare cooperated fully with the government investigation and, in August 1997, announced that a tentative settlement had been reached. Omnicare recorded a pretax charge to earnings in the third quarter of 1997 of $6.3 million to establish a reserve for the estimated costs and legal and other expenses associated with resolving the matter. The reserve was adequate to cover the final settlement costs.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
Financial Condition
-------------------

Results of Operations
---------------------
Quarter Ended June 1998 vs. 1997
--------------------------------

         On June 26, 1998, the Company issued approximately 1.8 million shares of its common stock for all of the outstanding common stock of Boca Raton, Florida-based CompScript, Inc. ("CompScript"), a provider of pharmaceuticals to long-term care facilities. Additionally, on June 29, 1998, the Company issued approximately 4.3 million shares of its common stock for all outstanding preferred and common stock of Blue Bell, Pennsylvania-based IBAH, Inc. ("IBAH"), a worldwide leader in providing comprehensive product development services to client companies in pharmaceutical, biotechnology, medical device and diagnostics industries. Both of these transactions were accounted for as pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods presented herein to include the results of operations, financial position and cash flows of CompScript and IBAH.

         Excluding the impact of acquisition-related expenses for pooling-of-interests transactions and other nonrecurring expenses from both periods, diluted earnings per share from continuing operations for the three months ended June 30, 1998 were $.26, up 44% from the $.18 earned in the same period a year ago. Income from continuing operations, on this basis, for the 1998 quarter was up 50%, to $23,497,000 from the $15,625,000 earned from continuing operations in the second quarter of 1997. Revenues for the 1998 quarter increased 51% to $358,194,000 versus the $236,896,000 recorded in the comparable prior-year quarter. The 1998 quarter included pooling expenses of $14,096,000 before taxes ($12,702,000 after taxes) covering transaction-related expenses in the CompScript and IBAH acquisitions. The 1998 quarter also included $3,627,000 before taxes ($2,689,000 after taxes) in nonrecurring charges related to the restructuring of the CompScript mail order pharmacy business and the cancellation of certain of its vendor agreements along with severance and exit costs associated with the consolidation of certain IBAH facilities and the restructuring of its pharmaceutics business. The 1997 quarter included pooling expenses of $944,000 before taxes ($826,000 after taxes) for transactions completed by Omnicare, CompScript and IBAH and a restructuring charge of $1,078,000 before taxes ($1,078,000 after taxes) recorded by IBAH.

         The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and other complementary non-pharmaceutical service businesses and sustained internal growth.

         During the second quarter of 1998, the Company acquired five institutional pharmacy providers (including CompScript, but excluding insignificant purchases of other assets) which when combined with internal growth, brought the total number of nursing facility residents served to 496,000 at June 30, 1998, up 39% over the number served one year ago. These transactions, together with the IBAH acquisition, added approximately $183 million in revenues on an annualized basis.

         Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation and other changes in sales mix.

         Investment income for the three months ended June 30, 1998 was $977,000, a decrease of $479,000 in comparison to the same period of 1997 due to a lower average invested cash balance during the second quarter of 1998 than in the second quarter of 1997. The use of cash is primarily attributable to the Company's acquisition program.

         Interest expense during the three months ended June 30, 1998 was $4,435,000, an increase of $4,030,000 versus the comparable prior year period primarily due to the impact of interest expense associated with the $345,000,000 5.0% Convertible Subordinated Notes issued in December 1997.

         The Company's effective tax rate in the second quarter of 1998 was 59.4% versus 42.7% in the comparable 1997 period. The increase was primarily attributable to higher nondeductible pooling-of-interests expenses recorded in the current year quarter versus the comparable prior year period.

Year-to-Date June 1998 vs. 1997
-------------------------------

         Excluding the acquisition-related pooling, restructuring and nonrecurring charges from both periods, diluted earnings per share from continuing operations for the six months ended June 30, 1998 of $.50 were 43% higher than the $.35 earned from continuing operations in the first six months of 1997. Income from continuing operations, on this basis, of $44,318,000 for the first half of 1998 was 48% above the $29,863,000 earned from continuing operations in the first half of 1997. Revenues for the 1998 period were $698,452,000, up 55% over the $449,320,000 recorded in the first half of 1997. The 1998 period included pooling expenses of $14,587,000 before taxes ($13,117,000 after taxes) consisting of those mentioned above, along with $491,000 before taxes ($415,000 after taxes) in pooling expenses incurred in connection with an acquisition completed by Omnicare during the first quarter, and the aforementioned restructuring charges related to the IBAH and CompScript transactions. The 1997 period includes pooling expenses of $2,535,000 before taxes ($2,293,000 after taxes) consisting of those mentioned above and $1,591,000 ($1,467,000 after taxes) related to pooling expenses incurred in connection with acquisitions completed by Omnicare and CompScript during the first quarter of 1997. The 1997 period also included nonrecurring expenses of $1,878,000 before taxes ($1,577,000 after taxes) consisting of the previously mentioned IBAH restructuring charge and a one-time charge of $800,000 ($499,000 after taxes) relating to the write-down of a note receivable of CompScript in the first quarter of 1997.

         The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and other complementary non-pharmaceutical service businesses and sustained internal growth.

         During the six months ended 1998, the Company acquired eight institutional pharmacy providers (excluding insignificant purchases of other assets) which when combined with internal growth, brought the total number of nursing facility residents served to 496,000 at June 30, 1998, up 39% over the number served one year ago. The Company also acquired a data management business and a during this six-month period. These ten transactions added approximately $198 million in revenues on an annualized basis.

         Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation and other changes in sales mix.

         Investment income for the six months ended June 30, 1998 was $2,423,000 a decrease of $1,064,000 in comparison to the same period of 1997 due to a lower average invested cash balance during the first half of 1998 than in the first half of 1997. The use of cash is primarily attributable to the Company's acquisition program.

         Interest expense during the six months ended June 30, 1998 was $9,206,000, an increase of $8,345,000 versus the comparable prior year period primarily due to the $345,000,000, 5.0% Convertible Subordinated Notes issued in December 1997.

         The Company's effective tax rate during the June 1998 year to date period was 47.2% versus 43.1% in the similar 1997 period. The increase was primarily attributable to additional nondeductible pooling-of-interests expenses recorded in the current year period versus the comparable prior year prior.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents at June 30, 1998 were $69 million versus $138 million at December 31, 1997. Acquisitions of businesses through June 30, 1998 required $76 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-1998 acquisitions) which were funded by the reduction in cash and cash equivalents and the use of cash flows generated from first quarter operating activities. The Company generated positive net cash flow from operating activities of $48.5 million during the six months ended June 30, 1998. The improvement in net cash flow from operating activities during the six months ended June 30, 1998 versus the comparable prior year period is primarily attributable to improved management of working capital and changes in estimated tax assets and liabilities as well as the acquisitions of IBAH and CompScript. Specifically, there was a significant increase in inventories during the first quarter of 1997 associated with a change in pricing and payment terms with the Company's primary supplier of pharmaceuticals from four weeks to one week and the purchase of inventories in advance of pharmaceutical price increases from manufacturers, whereas neither of these circumstances significantly impacted the first six months of 1998.

         The Company's capital requirements are primarily related to its acquisition program. During the six months ended June 30, 1998, the Company made ten acquisitions (excluding insignificant purchases of other assets) for an aggregate capital investment of approximately $272 million. Such acquisitions were financed from cash and cash equivalents and the issuance of approximately
6.5 million shares of common stock. There are no material commitments outstanding at June 30, 1998, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

         The Company's current ratio at June 30, 1998 and December 31, 1997 was
2.7 to 1.0 and 2.9 to 1.0, respectively. The decline in the current ratio is primarily attributable to the Company's utilization of cash to fund its acquisition program.

         On February 4, 1998, the Company's Board of Directors increased the quarterly cash dividend by 14% to 2 cents per share for an indicated annual rate of 8 cents per share in 1998. Dividends of $3.3 million were paid during the six months ended June 30, 1998 versus the $2.8 million paid in the comparable prior year period.

         The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Recently Issued Accounting Standards
------------------------------------

         In 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards ("SFAS") Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Effective January 1, 1998, SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 did not impact the Company's reporting and disclosures during the first six months of 1998. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although it is not applicable to interim periods in the initial year of adoption. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is not expected to significantly impact the Company's reporting and disclosures.

         In 1998, SFAS Nos. 132 and 133, "Disclosure about Pensions and other Post-Retirement Benefits" and "Accounting for Derivative Instruments and Hedging Activities", respectively, were issued by the Board. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, although it is not applicable to interim periods in the initial year of adoption. SFAS No. 132 amends certain reporting and disclosure requirements of SFAS Nos. 87 and 106, while SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and be measured at fair value. SFAS No. 133 is applicable for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS Nos. 132 and 133 are not expected to significantly impact the Company's financial position, results of operations or financial reporting.

         The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") Nos. 98-1 and 98-5, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and "Start-Up Activities," respectively. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. These statements are effective for financial statements for fiscal years beginning after December 15, 1998. SOP Nos. 98-1 and 98-5 are not expected to have a significant impact on the Company's financial position, results of operations or financial reporting.

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

                          PART II. -- OTHER INFORMATION
                          -----------------------------


Item 2.  Recent Sales of Unregistered Securities

         The Company, as part of its ongoing acquisition program, issues its common shares and warrants ("Securities") from time to time in private transactions in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended June 30, 1998, the Company completed four transactions involving unregistered Securities. In connection with these transactions, a total of 301,379 shares of common stock were issued. No underwriters were involved in these acquisition transactions.

         The Securities were issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

(a) Omnicare held its Annual Meeting of Stockholders on May 18, 1998.

(b) The names of each director elected at this Annual Meeting are as follows:

     Edward L. Hutton                                  Thomas C. Hutton
     Joel F. Gemunder                                  Patrick E. Keefe
     Ronald K. Baur                                    Sandra E. Laney
     Timothy E. Bien                                   Andrea R. Lindell, DNSc, RN
     Charles H. Erhart, Jr.                            Sheldon Margen, M.D.
     Mary Lou Fox                                      Kevin J. McNamara
     Cheryl D. Hodges                                  D. Walter Robbins, Jr.

         With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                                                                                      Broker
                                            Votes For                   Votes Withheld              Non-Votes
                                            ---------                   --------------              ---------

E. L. Hutton                                66,630,133                    4,016,194                    -0-
J. F. Gemunder                              66,646,274                    4,000,053                    -0-
R. K. Baur                                  66,648,610                    3,997,717                    -0-
T. E. Bien                                  66,648,310                    3,998,017                    -0-
C. H. Erhart, Jr.                           66,797,253                    3,849,074                    -0-
M. L. Fox                                   66,134,134                    4,522,193                    -0-
C. D. Hodges                                66,646,813                    3,999,514                    -0-
T. C. Hutton                                66,642,253                    4,004,074                    -0-
P. E. Keefe                                 66,648,410                    3,997,917                    -0-


                                                                                                      Broker
                                            Votes For                   Votes Withheld              Non-Votes
                                            ---------                   --------------              ---------
S. E. Laney                                 66,647,533                    3,998,794                    -0-
A. R. Lindell, DNSc, RN                     66,780,451                    3,865,876                    -0-
S. Margen M.D.                              66,742,825                    3,903,502                    -0-
K. J. McNamara                              66,647,937                    3,998,390                    -0-
D.W. Robbins, Jr.                           66,750,491                    3,895,836                    -0-


 (c) The Stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 110,000,000 to 200,000,000. 68,897,154 votes were cast in favor of the amendment, 1,571,011 votes were cast against and 178,162 votes abstained.

 (d) The Stockholders ratified the selection by the Board of Directors of Price Waterhouse LLP as independent accountants for the Company and its consolidated subsidiaries for the 1998 year. 70,527,036 votes were cast in favor of the proposal, 35,552 votes were cast against it and 83,739 votes abstained.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits

                  Exhibit
                  Number                               Exhibit
                  ------                               -------

                    11                  Computation of Earnings per Common Share

                    27                  Financial Data Schedule

         (b) Reports on Form 8-K - On April 20, 1998, a Form 8-K was filed to report the settlement of a previously announced government investigation. On May 19, 1998, a Form 8-K was filed to report the unaudited sales and earnings of the Company for the month ended April 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Omnicare, Inc.
                                                     --------------
                                                     Registrant


Date  August 14, 1998                                By /s/David W. Froesel, Jr.
     ------------------                                 ------------------------
                                                     David W. Froesel, Jr.
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)