Form 10-Q
period 1998-09-30
OMNICARE INC
filed 1998-11-16
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1998
                          Commission File Number 1-8269



                                 OMNICARE, INC.
                                 --------------

Incorporated under the laws of the               I.R.S. Employer Identification
      State of Delaware                                  No. 31-1001351


            100 East RiverCenter Boulevard, Covington, Kentucky  41011
            ----------------------------------------------------------
             (Address of principal executive offices)       (Zip code)


       Registrant's telephone number, including area code: (606) 392-3300
       ------------------------------------------------------------------

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

COMMON STOCK OUTSTANDING
------------------------

                                         Number of
                                            Shares                      Date
                                            ------                      ----

Common Stock, $1 par value                89,529,153             September 30, 1998

                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------



                                      Index


                                                                                              Page
                                                                                              ----
Part I.       Financial Information:

     Item 1.      Financial Statements

              Consolidated Balance Sheet -
                  September 30, 1998 and December 31, 1997                                      3

              Consolidated Statement of Income -
                  Three and nine months ended -
                  September 30, 1998 and 1997                                                   4

              Consolidated Statement of Cash Flows -
                  Nine months ended -
                  September 30, 1998 and 1997                                                   5

              Notes to Consolidated Financial Statements                                        6

     Item 2.      Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                           11

Part II.      Other Information:

     Item 2.      Recent Sales of Unregistered Securities                                      17

     Item 6.      Exhibits and Reports on Form 8-K                                             17

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.     Financial Statements
            --------------------

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED

(In thousands, except share data)
                                                                                      September 30,     December 31,
                                                                                           1998              1997
                                                                                      -------------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                      $   84,040        $   138,062

      Accounts receivable, less allowances of
      $26,605 (1997 - $17,994)                                                          348,769            278,525
      Inventories                                                                       101,039             90,366
      Deferred income tax benefits                                                       18,115             10,465
      Other current assets                                                               32,147             24,954
                                                                                     ----------         ----------
            Total current assets                                                        584,110            542,372

Properties and equipment, at cost less accumulated
      depreciation of $78,661 (1997-$53,703)                                            129,001            101,662
Goodwill, less accumulated amortization
      of $45,276 (1997-$30,247)                                                       1,063,782            726,696
Other assets                                                                             51,720             41,416
                                                                                     ----------         ----------
      Total assets                                                                   $1,828,613         $1,412,146
                                                                                     ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $   93,739         $   54,840
      Amounts payable pursuant to acquisition agreements                                  6,204             17,073
      Current portion of long-term debt                                                   2,547             13,252
      Accrued employee compensation                                                      36,629             34,304
      Deferred revenue                                                                   14,398             22,270
      Other current liabilities                                                          64,157             45,808
                                                                                     ----------         ----------
            Total current liabilities                                                   217,674            187,547

Long-term debt                                                                          636,409            359,148
Deferred income taxes                                                                    12,796             10,517
Amounts payable pursuant to acquisition agreements                                       14,618             10,404
Other noncurrent liabilities                                                             22,100             14,777
                                                                                     ----------         ----------
            Total liabilities                                                           903,597            582,393

Stockholders' equity:
      Preferred stock-authorized 1,000,000 shares
            without par value; none issued
      Common stock-authorized 200,000,000 shares $1 par; 89,721,936 shares issued
            (1997 - authorized 110,000,000 shares; 88,260,600 shares issued)             89,722             88,261
      Paid-in capital                                                                   652,573            609,117
      Retained earnings                                                                 201,145            151,153
                                                                                     ----------         ----------
                                                                                        943,440            848,531

      Treasury stock, at cost - 192,783 shares (1997 - 102,046 shares)                   (4,713)            (2,926)
      Deferred compensation                                                             (13,418)           (14,807)
      Unallocated stock of ESOP                                                            (132)              (940)
      Translation adjustment                                                               (161)              (105)
                                                                                     ----------         ----------
            Total stockholders' equity                                                  925,016            829,753
                                                                                     ----------         ----------
      Contingencies (Note 4)

            Total liabilities and stockholders' equity                               $1,828,613         $1,412,146
                                                                                     ==========         ==========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)
                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                    September 30,
                                                           --------------------------       -----------------------------
                                                              1998             1997             1998              1997
                                                           ----------       ---------       -----------        ----------
Sales                                                      $ 383,647        $ 264,112       $ 1,082,099        $ 713,432
Cost of sales                                                267,168          185,349           755,719          500,157
                                                           ----------       ----------      ------------       ----------

Gross profit                                                 116,479           78,763           326,380          213,275
Selling, general and administrative expenses                  71,708           50,209           202,652          137,262
Acquisition expenses, pooling-of-interests                         -                -            14,587            2,535
Restructuring costs                                                -                -             3,627            1,078
Nonrecurring expenses                                              -            6,313                 -            6,313
                                                           ----------       ----------      ------------       ----------

Operating income                                              44,771           22,241           105,514           66,087
Investment income                                                623            1,060             3,046            4,547
Interest expense                                              (5,301)          (1,291)          (14,507)          (2,152)
Other expenses                                                     -                -                 -             (800)
                                                           ----------       ----------      ------------       ----------

Income before income taxes                                    40,093           22,010            94,053           67,682
Income taxes                                                  14,353           10,614            39,801           30,293
                                                           ----------       ----------      ------------       ----------

Income from continuing operations                             25,740           11,396            54,252           37,389
Loss from discontinued operations                                  -                -                 -           (2,154)
                                                           ----------       ----------      ------------       ----------
Net income                                                  $ 25,740         $ 11,396          $ 54,252         $ 35,235
                                                           ==========       ==========      ============       ==========

Earnings per share:
    Basic
       Continuing operations                                  $ 0.29           $ 0.13            $ 0.61           $ 0.44
       Discontinued operations                                     -                -                 -            (0.03)
                                                           ----------       ----------      ------------       ----------
       Net income                                             $ 0.29           $ 0.13            $ 0.61           $ 0.41
                                                           ==========       ==========      ============       ==========
    Diluted
       Continuing operations                                  $ 0.29           $ 0.13            $ 0.61           $ 0.43
       Discontinued operations                                     -                -                 -            (0.02)
                                                           ----------       ----------      ------------       ----------
       Net income                                             $ 0.29           $ 0.13            $ 0.61           $ 0.41
                                                           ==========       ==========      ============       ==========
Weighted average number of
    common shares outstanding:
       Basic                                                  89,493           86,381            88,815           85,196
                                                           ==========       ==========      ============       ==========
       Diluted                                                90,054           87,436            89,647           86,246
                                                           ==========       ==========      ============       ==========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED

(In thousands)                                                                  Nine Months Ended
                                                                                  September 30,
                                                                             ------------------------
                                                                                1998           1997
                                                                             ---------       --------
Cash flows from operating activities:
Net income                                                                   $ 54,252        $ 35,236
Adjustments to reconcile net income to net cash
    flows from operating activities:
        Depreciation and amortization                                          34,176          20,852
        Provision for doubtful accounts                                         8,357           4,340
        Deferred tax provision                                                  7,061           5,211
        Discontinued operations                                                     -           2,154
        Other                                                                   1,948             800
Changes in assets and liabilities, net of effects
    from acquisition/disposal of businesses:
        Accounts receivable                                                   (50,199)        (59,407)
        Inventories                                                            (2,560)        (25,107)
        Current and noncurrent assets                                         (11,953)        (10,517)
        Payables and accrued liabilities                                       52,707          20,815
        Deferred revenue                                                       (7,835)           (359)
        Current and noncurrent liabilities                                      1,007           4,618
                                                                             --------       ---------
                    Net cash flows from operating activities                   86,961          (1,364)
                                                                             --------       ---------

Cash flows from investing activities:
    Acquisition of businesses                                                (366,632)       (357,807)
    Capital expenditures                                                      (38,724)        (29,763)
    Other                                                                       2,144           2,923
                                                                             --------       ---------
                    Net cash flows from investing activities                 (403,212)       (384,647)
                                                                             --------       ---------

Cash flows from financing activities:
    Net proceeds from borrowings                                              290,000         261,429
    Principal payments on long-term obligations                               (22,082)         (2,775)
    Exercise of stock options and warrants,
        net of stock tendered in payment                                         (334)          7,655
    Dividends paid                                                             (5,056)         (4,178)
    Effect of exchange rate changes on cash                                      (299)           (461)
                                                                             --------       ---------
                    Net cash flows from financing activities                  262,229         261,670
                                                                             --------       ---------

Net increase (decrease) in cash and cash equivalents                          (54,022)       (124,341)
Cash and cash equivalents at beginning of period                              138,062         232,961
                                                                             --------       ---------
Cash and cash equivalents at end of period                                   $ 84,040       $ 108,620
                                                                             ========       =========

Supplemental disclosures of cash flow information
-------------------------------------------------
Income taxes paid                                                             $16,328        $ 16,050
Interest paid                                                                   9,744           1,046

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

         Since January 1, 1998, the Company has completed eleven acquisitions (excluding insignificant purchases of other assets) of institutional pharmacy businesses, one data management business and one contract research organization
(CRO). Ten of the institutional pharmacy transactions were accounted for as purchase transactions, and one institutional pharmacy, the data management business and the CRO, as poolings-of-interests. These thirteen transactions added approximately $379 million in revenues on an annualized basis. For all acquisitions accounted for as purchases, including insignificant purchases of other assets, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed and the results of operations of the acquired companies have been included in the consolidated results of the Company from the effective dates of the acquisitions.

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

         Summarized results of operations of Omnicare, Compscript and IBAH for the period from January 1, 1998 through June 30, 1998 and January 1, 1997 through June 30, 1997 are as follows (in thousands):

                                                    Omnicare         CompScript       IBAH        Combined
                                                    --------         ----------       ----        --------
Six months ended June 30, 1998:

        Sales                                       $616,453           $28,237       $53,762       $698,452
        Net income (excluding pooling
          expenses, restructuring costs,
          other nonrecurring expenses and
          discontinued operations)                    42,001               575         1,742         44,318
        Net income/(loss)                             35,085            (2,147)       (4,426)        28,512

Six months ended June 30, 1997:

        Sales                                       $384,668           $24,347       $40,305       $449,320
        Net income/(loss) (excluding pooling
          expenses, restructuring costs,
          other nonrecurring expenses and
          discontinued operations)                    30,010              (852)          705         29,863
        Net income/(loss)                             28,581            (2,039)       (2,703)        23,839

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

         Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs include severance and exit costs. Details of these costs follow (amounts in thousands):

                                                                   Utilized
                                                                     as of         Balance at
                                                      Initial     September 30,   September 30,
                                                     Provision        1998            1998
                                                     ---------      -------         -------
         Merger transaction costs                     $14,096        $3,031         $11,065
         Restructuring costs:
                  Employee severance                    1,413           395           1,018
                  Exit costs                            2,214           526           1,688
                                                      -------        ------         -------
         Total                                        $17,723        $3,952         $13,771
                                                      =======        ======         =======

         Restructuring costs include the costs of restructuring the CompScript mail order pharmacy business and the cancellation of certain of its vendor agreements along with severance and exit costs associated with the consolidation of certain IBAH facilities and the restructuring of its pharmaceutics business. These actions resulted in the reduction of approximately 20 employees. Included in the exit costs are $1,948,000 of non-cash items. At September 30, 1998, all liabilities relating to these actions were classified as current liabilities.

Pharmacy Operations of Extendicare
----------------------------------

         On September 16, 1998, Omnicare completed the acquisition of the institutional pharmacy operations of Extendicare Health Services, Inc. ("EHSI"), a wholly-owned subsidiary of Extendicare, Inc. (TSE/ME:EXE and EXE.A; NYSE:EXE.A) for $250 million in cash, 125,000 shares of Omnicare common stock and 1.5 million warrants to purchase Omnicare common stock at $48.00 per share. The warrants have a seven-year term and are first exercisable in September 2001. The transaction was structured as a purchase of assets.

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

         Unaudited pro forma combined results of operations of the Company, including UPC, for the nine months ended September 30, 1998 and 1997, are presented below. The UPC historical financial statements used to prepare this pro forma information exclude certain overhead and facility costs incurred by the overall UPC operations. Such pro forma presentation has been prepared assuming that the UPC acquisition had been made as of the beginning of the periods (in thousands, except per share data).

                                                  For the Nine Months
                                                  Ended September 30,
                                                  -------------------
                                                   1998          1997
                                                   ----          ----
PRO FORMA
Sales                                           $1,200,170     $783,360
Income from continuing operations                   54,363       33,593
Earnings per share from
 continuing operations:
     Basic                                      $      .61     $    .39
     Diluted                                    $      .61     $    .39

         The primary pro forma adjustments reflect amortization of goodwill acquired on a straight-line basis over 40 years and interest costs on debt incurred in conjunction with the UPC acquisition. The pro forma information does not give effect to any synergies anticipated by the Company's management as a result of the acquisition, in particular, improvements in gross margin attributable to the Company's purchasing leverage associated with purchases of pharmaceuticals and the elimination of duplicate payroll and other operating expenses. Therefore, management believes that the pro forma financial information is not necessarily indicative of future performance. The pro forma information should be read in conjunction with the Company's restated 1997 consolidated financial statements and related notes thereto included in its Form 8-K filed with the Securities and Exchange Commission on September 28, 1998.

3. In 1997, IBAH closed the software commercialization business unit of Resources Biometrics, Inc. ("RBI"), a wholly-owned subsidiary of IBAH. Accordingly, all operating results were reclassified from continuing operations to discontinued operations. In addition, a loss on disposal of this unit of $1,547,000 was recorded. The remaining liabilities related to the loss on disposal at September 30, 1998 are not significant.

4. On April 17, 1998, Omnicare announced that the previously announced tentative settlement with the U.S. Attorney's office in the Southern District of Illinois regarding the government's investigation of its subsidiary, Home Pharmacy Services, Inc. ("HPSI"), was concluded in accordance with the terms previously disclosed. The HPSI pharmacy operation accounted for less than 2% of Omnicare's total sales and earnings (excluding nonrecurring expenses) for the nine months ended September 30, 1998.

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

Item 2.  Management's Discussion and Analysis of Results of Operations and
         ------------------------------------------------------------------
Financial Condition
-------------------

Results of Operations
---------------------
Quarter Ended September 1998 vs. 1997
-------------------------------------

         Diluted earnings per share from continuing operations for the three months ended September 30, 1998 were $.29, up 45% from the $.20 per share earned, excluding nonrecurring expenses, in the same period last year. Income from continuing operations for the 1998 quarter was up 48% to $25,740,000 from the $17,354,000 earned, excluding nonrecurring expenses, in the 1997 quarter. The 1997 quarter included a nonrecurring charge of $6,313,000 ($5,958,000 after taxes) for the costs and expenses associated with the settlement of the government investigation of Home Pharmacy Services, Inc., a subsidiary of Omnicare. Revenues for the three months ended September 30, 1998 rose 45% to $383,647,000 from the $264,112,000 recorded in the comparable prior year period.

         The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and sustained internal growth.

         During the third quarter of 1998, the Company acquired three institutional pharmacy providers (excluding insignificant purchases of other assets) which when combined with internal growth, brought the total number of nursing facility residents served to 565,300 at September 30, 1998, up 32% over the number served one year ago. These transactions added approximately $181 million in revenues on an annualized basis.

         Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation, growth in other complementary non-pharmaceutical service businesses and other changes in sales mix.

         Investment income for the three months ended September 30, 1998 was $623,000, a decrease of $437,000 in comparison to the same period of 1997 due to a lower average invested cash balance during the third quarter of 1998 than in the third quarter of 1997. The use of cash is primarily attributable to the Company's acquisition program.

         Interest expense during the three months ended September 30, 1998 was $5,301,000, an increase of $4,010,000 versus the comparable prior year period primarily due to the impact of interest expense associated with the $345,000,000, 5.0% Convertible Subordinated Notes issued in December 1997.

         The decrease in the effective tax rate to 35.8% in the third quarter of 1998 from 48.2% in the comparable prior year quarter is primarily attributable to the existence of a nondeductible nonrecurring charge in 1997 and a decrease in state and local income taxes in 1998.

Year-to-Date September 1998 vs. 1997
------------------------------------

         On June 26, 1998, the Company issued approximately 1.8 million shares of its common stock for all of the outstanding common stock of Boca Raton, Florida-based CompScript, Inc. ("CompScript"), a provider of pharmaceuticals to long-term care facilities. Additionally, on June 29, 1998, the Company issued approximately 4.3 million shares of its common stock for all outstanding preferred and common stock of Blue Bell, Pennsylvania-based IBAH, Inc. ("IBAH"), a worldwide leader in providing comprehensive product development services to client companies in pharmaceutical, biotechnology, medical device and diagnostics industries. Both of these transactions were accounted for as pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the pooling-of-interests transactions to include the results of operations, financial position and cash flows of CompScript and IBAH.

         Excluding acquisition-related expenses for pooling-of-interests transactions and other nonrecurring expenses from both periods, diluted earnings per share for the nine months ended September 30, 1998 of $.78 were 42% higher than the $.55 earned in the same period of 1997. Income from continuing operations, on this basis, of $70,058,000 in the first nine months of 1998 was 48% above the $47,217,000 earned in the comparable 1997 period. Revenues for the 1998 period were $1,082,099,000, up 52% over the $713,432,000 recorded in the first nine months of 1997. The 1998 period included pooling expenses of $14,587,000 before taxes ($13,117,000 after taxes) relating to Omnicare's acquisitions of IBAH, Inc. and CompScript, Inc. in the second quarter of 1998 and another transaction completed earlier in the year. The 1998 period also included $3,627,000 before taxes ($2,689,000 after taxes) in nonrecurring charges in the second quarter relating to the restructuring of the CompScript mail order pharmacy business and the consolidation and restructuring of certain IBAH operations. The 1997 period included pooling expenses of $2,535,000 before taxes ($2,293,000 after taxes) consisting of acquisition expenses related to pooling transactions completed by Omnicare, CompScript and IBAH during the period. The 1997 period also included $8,191,000 ($7,535,000 after taxes) consisting of the above-mentioned government settlement costs, a restructuring charge taken by IBAH and a write-down of a note receivable by CompScript.

         The increases in the Company's sales and earnings were the product of its continued focus on acquisitions of long-term care pharmacy providers and other complementary non-pharmaceutical service businesses and sustained internal growth.

         During the nine months ended 1998, the Company acquired eleven institutional pharmacy providers (excluding insignificant purchases of other assets) which when combined with internal growth, brought the total number of nursing facility residents served to 565,300 at September 30, 1998, up 32% over the number served one year ago. The Company also acquired a data management business and a contract research organization ("CRO") during this nine-month period. These thirteen transactions added approximately $379 million in revenues on an annualized basis.

         Internal growth resulted from an increase in acuity levels of residents in client facilities, expansion of services such as infusion therapy, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation, growth in other complementary non-pharmaceutical service businesses and other changes in sales mix.

         Investment income for the nine months ended September 30, 1998 was $3,046,000, a decrease of $1,501,000 in comparison to the same period of 1997 due to a lower average invested cash balance during the first three quarters of 1998 than in the first three quarters of 1997. The use of cash is primarily attributable to the Company's acquisition program.

         Interest expense during the nine months ended September 30, 1998 was $14,507,000, an increase of $12,355,000 versus the comparable prior year period primarily due to the $345,000,000, 5.0% Convertible Subordinated Notes issued in December 1997.

         The decrease in the effective tax rate to 42.3% for the nine months ended September 30, 1998 from 44.8% in the similar 1997 period is primarily attributable to a decrease in state and local income taxes in 1998. The effective tax rates of 42.3% and 44.8% in 1998 and 1997, respectively, are higher than the Federal statutory rate of 35% primarily due to state and local income taxes and various nondeductible expenses (e.g., acquisition costs and nonrecurring charges).

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents at September 30, 1998 were $84 million versus $138 million at December 31, 1997. Acquisitions of businesses through September 30, 1998 required $367 million of cash payments (including $250 million relating to the Company's acquisition of United Professional Companies, or "UPC," in September 1998 and other amounts payable pursuant to acquisition agreements relating to pre-1998 acquisitions) which were funded by the reduction in cash and cash equivalents, the use of cash flows generated from the first nine months operating activities and the third quarter utilization of $290 million from the Company's $400 million revolving credit facility. The Company generated positive net cash flows from operating activities of $87 million during the nine months ended September 30, 1998. The improvement in net cash flows from operating activities during the nine months ended September 30, 1998 versus the comparable prior year period is primarily attributable to improved management of working capital and changes in estimated tax assets and liabilities as well as the acquisitions of IBAH, CompScript and UPC. Specifically, there was a significant increase in inventories during the first quarter of 1997 associated with a change in pricing and payment terms with the Company's primary supplier of pharmaceuticals from four weeks to one week and the purchase of inventories in advance of pharmaceutical price increases from manufacturers, whereas neither of these circumstances significantly impacted the first three quarters of 1998.

         The Company's capital requirements are primarily related to its acquisition program. During the nine months ended September 30, 1998, the Company made thirteen acquisitions (excluding insignificant purchases of other assets) for an aggregate capital investment of approximately $580 million. Such acquisitions were financed from cash and cash equivalents and the issuance of approximately 6.6 million shares of common stock. There are no material commitments outstanding at September 30, 1998, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

         The Company's current ratio at September 30, 1998 and December 31, 1997 was 2.7 to 1.0 and 2.9 to 1.0, respectively. The decline in the current ratio is primarily attributable to the Company's utilization of cash to fund its acquisition program.

         On February 4, 1998, the Company's Board of Directors increased the quarterly cash dividend by 14% to 2 cents per share for an indicated annual rate of 8 cents per share in 1998. Dividends of $5.1 million were paid during the nine months ended September 30, 1998 versus the $4.2 million paid in the comparable prior year period.

         The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Impact of Year 2000
-------------------

         The Company utilizes information systems throughout its business to carry out its day-to-day operations. Further, the Company has and will continue to invest in financial and operational systems to support its growth strategy. Incorporated in this process is the continuing assessment of the Company's Year 2000 compliance. The Company currently considers its internal information technology ("IT") systems to be substantially Year 2000 compliant. For those systems which are not Year 2000 compliant, Omnicare is currently correcting, upgrading or replacing those systems with, among other systems, its new proprietary information system, which system is Year 2000 compliant. The Company believes it will be able to modify or replace its affected systems in time to avoid any interruptions in its operations and anticipates that such remediation will be completed during the second half of 1999. The Company estimates that the costs associated with this project will range from approximately $4.2 million to $5.2 million (with hardware accounting for approximately 40 percent of these costs and software and implementation accounting for approximately 60 percent of these costs), of which approximately $1.2 million has been spent through September 30, 1998. The cost of this project will be funded primarily from the Company's operating cash flows. No IT projects with high priority have been significantly delayed due to the Year 2000 initiatives. The Company does not anticipate any significant implications with respect to Year 2000 issues relating to non-IT systems.

         While the Company believes its plan for Year 2000 compliance will be completed on a timely basis and within the foregoing estimates, there can be no assurance that the remedial actions being implemented by the Company will be completed in a timely manner; nor can assurance be given that any inability to complete remedial action in a timely manner will not impact adversely operations or financial results. Moreover, there can be no assurance that the costs associated with the remediation will not exceed the foregoing estimates.

         The failure by third parties with whom the Company has dealings, particularly the Medicaid and Medicare programs, to adequately address their Year 2000 issues could adversely affect the Company, and claims to these third party payors could be unjustifiably denied and/or delayed. As a result, the Company's accounts receivable balance could increase, unfavorably impacting operating cash flows. The Company is communicating with each of these programs to determine the extent to which it may be impacted by any Year 2000 issues not yet resolved by these programs. The Company has developed a contingency plan which, if necessary, would call for the submission of reimbursement claims using universal claim (paper) forms to the programs in the event that computerized processing is not feasible in the Year 2000. While it is management's current belief that this contingency plan would satisfactorily address the risk associated with any absence of readiness experienced by these programs, there can be no assurance that implementation of such plan will mitigate in whole or in part such risk.

Recently Issued Accounting Standards
------------------------------------

         In 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards ("SFAS") Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Effective January 1, 1998, SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 did not impact the Company's reporting and disclosures during the first nine months of 1998. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although it is not applicable to interim periods in the initial year of adoption. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is not expected to significantly impact the Company's reporting and disclosures.

         In 1998, SFAS Nos. 132 and 133, "Disclosure about Pensions and other Post-Retirement Benefits" and "Accounting for Derivative Instruments and Hedging Activities," respectively, were issued by the Board. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, although it is not applicable to interim periods in the initial year of adoption. SFAS No. 132 amends certain reporting and disclosure requirements of SFAS Nos. 87 and 106, while SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and be measured at fair value. SFAS No. 133 is applicable for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS Nos. 132 and 133 are not expected to significantly impact the Company's financial position, results of operations or financial reporting.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
------------------------------------------------------------------------------
1995 Regarding Forward-Looking Information
------------------------------------------

         In addition to historical information, this Form 10-Q contains forward-looking statements and performance trends which are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: the continued availability of suitable acquisition candidates; overall economic and business conditions; Omnicare's ability to integrate acquisitions; the effect of changes in government regulation and reimbursement policies and in the interpretation and application of such policies; the failure of the Company to obtain or maintain required regulatory approvals or licenses, trends for the continued growth of the businesses of Omnicare, the realization of anticipated revenues, profitability and cost synergies; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; changes in the scope of Year 2000 initiatives; and delays or problems in the implementation of Year 2000 initiatives by Omnicare and/or its suppliers and customers.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Omnicare, Inc.
                                                     Registrant


Date     November 16, 1998                           By /s/David W. Froesel, Jr.
     ----------------------                             ------------------------
                                                     David W. Froesel, Jr.
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)