Form 10-K405
period 1998-12-31
OMNICARE INC
filed 1999-03-30
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-K

        (Mark One) Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
        [ X ]

                    For the fiscal year ended December 31, 1998

                                       OR

                    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
        [   ]

        For the transition period from _________ to _________________ .

                          Commission file number 1-8269

                                 OMNICARE, INC.
                 (Exact name of registrant as specified in its charter)
                  DELAWARE                                  31-1001351
          (State of Incorporation)          (I.R.S. Employer Identification No.)

                                 OMNICARE, INC.
                               1600 RIVERCENTER II
                         100 EAST RIVERCENTER BOULEVARD
                            COVINGTON, KENTUCKY 41011
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 606-392-3300
          Securities registered pursuant to Section 12(b) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          --

     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on February 26, 1999 ($23.94 per share): $2,125,812,701.

     As of February 28, 1999, 90,664,236 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Omnicare, Inc.'s (Omnicare, the Company or the Registrant) definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be held May 17, 1999, are incorporated by reference into Part III of this report. Definitive copies of its 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                          OMNICARE, INC.

                   1998 FORM 10-K ANNUAL REPORT

                         TABLE OF CONTENTS




                              PART I

                                                       PAGE

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . .     3
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . .    17
ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . .    22
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS . . . . . . . . . . . .    22
          EXECUTIVE OFFICERS OF THE COMPANY  . . . .    22


                              PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS  . . . .    23
ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . .    23
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS. . . . . . . . . .    26
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK. . . . . . . . . . . .    35
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA . . . . . . . . . . . . . . . . . .    36
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE . . . . . . . . . .    69


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
            THE REGISTRANT . . . . . . . . . . . . .    69
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . .    69
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT  . . . . . . . . .    69
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS . . . . . . . . . . . . . .    69


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K  . . . . . . . . . .    69

                                     PART I

ITEM 1 - BUSINESS

BACKGROUND

    Omnicare, Inc. (the "Company" or "Omnicare") was incorporated in Delaware on May 19, 1981 to conduct certain health care businesses contributed to it by W.R. Grace & Co. and Chemed Corporation, and in July 1981 public trading of the Company's Common Stock commenced. As part of a multi-year restructuring program undertaken in 1985, the Company, through a series of divestitures and acquisitions, redeployed all of its capital in the institutional pharmacy business. As a result, Omnicare is today a leading provider of pharmacy services to long-term care institutions such as skilled nursing facilities, assisted living communities and other institutional health care facilities. Omnicare purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in such facilities. Omnicare also provides consultant pharmacist services, including evaluating residents' drug therapy, monitoring the control, distribution and administration of drugs within the nursing facility and assisting in compliance with state and federal regulations. In addition, Omnicare provides ancillary services, such as infusion therapy, distributes medical supplies and offers clinical and financial software information systems to its client nursing facilities.

    In December 1997, Omnicare completed the acquisition of its first contract research organization ("CRO"), Coromed, Inc. During 1998, the Company completed the acquisition of two additional CROs, IBAH, Inc. and Institute fur numerische Statistik Dr. Haase GmbH ("IFNS"), significantly increasing its presence in this rapidly growing sector of the health care industry which provides comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries.

    The Company operates in two business segments. The largest segment, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities. At December 31, 1998, Omnicare provided these services to approximately 578,700 residents in 7,900 long-term care facilities in 42 states. The Pharmacy Services segment provides no services outside of the United States. The Company's other business segment is Contract Research Organization Services. Financial information regarding the Company's business segments is presented at "Note 16-Segment Information" of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

    In 1998, the Company completed the acquisition of 12 institutional pharmacy providers, a long-term care software company and two CROs. See "Note 2-Acquisitions" of the Notes to Consolidated Financial Statements at Item 8 of this Report for additional information.

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

    Omnicare has also developed a proprietary software system for the use of its consultant pharmacists. The system, called OSC (exponent 2) OR (R) (Omnicare System of Cost and Clinical Outcomes Retrieval), enables Omnicare pharmacists not only to perform their above described functions efficiently but also provides the platform for consistent data retrieval for outcomes research and management.

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

THE OMNICARE GUIDELINES(R)

    In June 1994, to enhance the pharmaceutical care management services that it offers, Omnicare introduced to its client nursing facilities and their attending physicians the Omnicare Guidelines(R) which it believes is the first clinically-based formulary for the elderly residing in long-term care institutions. The Omnicare Guidelines(R) presents an analysis ranking specific drugs in therapeutic classes as Preferred, Acceptable or Unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly in nursing facilities. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in nursing facilities. The clinical evaluations and rankings were developed exclusively for the Company by the Philadelphia College of Pharmacy, an academic institution recognized for its expertise in geriatric long-term care. In addition, the Omnicare Guidelines(R) provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

    As the Omnicare Guidelines(R) focuses on health benefits, rather than solely on cost, in assigning rankings, the Company believes that use of the Omnicare Guidelines(R) will assist physicians in making the best clinical choices of drug therapy for the patient at the lowest cost to the payor of the pharmacy bill. The Company also believes that the development of and compliance with the Omnicare Guidelines(R) will be increasingly important in lowering costs for skilled nursing facilities operating under the Medicare Prospective Payment System implemented during 1998.

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

ANCILLARY SERVICES

    Omnicare provides the following ancillary products and services to nursing facilities:

    Infusion Therapy Products and Services. With cost containment pressures in health care, nursing facilities are called upon to treat moderately acute but stabilized patients that would otherwise be treated in the more costly hospital environment, provided that the nursing staff and pharmacy are capable of supporting higher degrees of acuity. Omnicare provides infusion therapy support services for such client nursing facilities and, to a lesser extent, hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product.

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

    Other Services. Omnicare also provides clinical care plan and financial information systems to its client facilities to assist them in determining appropriate care as well as in predicting and tracking costs. Omnicare also offers respiratory therapy products and durable medical equipment. Omnicare continues to review the expansion of these as well as other products and services that may further enhance the ability of its client nursing facilities to care for their patients in a cost-effective manner.

CONTRACT RESEARCH ORGANIZATION SERVICES

    Omnicare's Contract Research Organization Services ("CRO Services") provides comprehensive product development services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy, pre-clinical and clinical (phases I-IV) development stages of pharmaceuticals by offering comprehensive and fully integrated biological, pharmacological, and chemical research, as well as clinical, quality assurance, data management, medical writing and regulatory support for its clients' drug development programs. CRO Services also provides pharmaceutics services, in parallel with the stages described above. This process involves product dose form development, including the formulation of placebo and active drug, clinical manufacturing and process development for commercial manufacturing, the development of analytical methodology, execution of a high number of analytical tests, as well as stability testing. In addition to conducting business in the United States, CRO Services also operates in 22 other countries.

    The Company believes that its involvement in the CRO business is a logical adjunct to its core institutional pharmacy business and will serve to leverage its assets, including its access to a large geriatric population and its ability to collect data for disease and outcomes management. Such assets will be of significant value in developing new drugs targeted at diseases of the elderly and in meeting the Food and Drug Administration's geriatric dosing and labeling requirements for all prescription drugs provided to the elderly as well as in documenting health outcomes to payors and plan sponsors in a managed care environment.

PRODUCT AND MARKET DEVELOPMENT

   Omnicare's Pharmacy Services and CRO Services businesses engage in a continuing program for the development of new services and the marketing thereof. While new service and new market development are important factors for the growth of these businesses, Omnicare does not expect that any new service or marketing efforts, including those in the developmental stage, will require the investment of a material portion of Omnicare's assets.

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

    Omnicare's CRO Services competes against other full-service CROs and client internal resources. The CRO industry is highly fragmented with a number of full-service CROs and many small, limited-service providers, some of which serve only local markets. Clients choose a CRO based on, among others, reputation, references from existing clients, the client's relationship with the CRO, the CRO's experience with the particular type of project and/or therapeutic area of clinical development, the CRO's ability to add value to the client's development plan, the CRO's financial stability and the CRO's ability to provide the full range of services required by the client. Omnicare believes that it competes favorably in these respects.

CUSTOMERS

    At December 31, 1998, Omnicare served 578,700 residents in 7,900 long-term care facilities and other institutional health care settings. The Company's business would not be materially or adversely affected by the loss of any one customer or small group of customers.

    The Company's CRO Services serves a broad range of clients, including most of the major multinational pharmaceutical and many of the major biotechnology companies as well as smaller companies in the pharmaceutical and biotechnology industries. No single client comprised more than 10% of revenues during 1998.

GOVERNMENT REGULATION

    Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. In addition, the Company's CRO Services are also subject to substantial regulation, both domestically and abroad. Omnicare continuously monitors the effects of regulatory activity on its operations.

    Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. The Company currently has pharmacy licenses for each location in the states in which it operates pharmacies. In addition, the Company currently delivers prescription products from its licensed pharmacies to four states in which the Company does not operate a pharmacy. These states regulate out-of-state pharmacies, however, as a condition to the delivery of prescription products to patients in these states. Omnicare's pharmacies hold the requisite licenses applicable in these states. In addition, Omnicare's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

    State Laws Affecting Access to Services. Some states have enacted "freedom of choice" or "any willing provider" requirements as part of their state Medicaid programs or in separate legislation. These laws and regulations may prohibit a third-party payor from restricting the pharmacies from which their participants may purchase pharmaceuticals. Similarly, these laws may preclude a nursing facility from requiring its patients to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition which the Company faces in providing services to nursing facility residents.

    Medicare and Medicaid. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

    As is the case for nursing home services generally, Omnicare receives reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. The Company believes that its reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 1998, Omnicare's payor mix was approximately as follows:48% private pay and nursing facilities, 38% Medicaid, 3% Medicare and 11% other private sources (including the CRO business).

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

    The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or who are disabled. The Medicare program consists of two parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services, and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs. As part of the Balanced Budget Act of 1997 (the "Balanced Budget Act"), reimbursement for Medicare Part B products is generally limited to 95 percent of the published average wholesale price for such products. An increasing number of Medicare beneficiaries are being served through health maintenance organizations. In addition to the limited Medicare coverage for specified products described above, some health maintenance organizations providing health care benefits to Medicare beneficiaries may offer expanded drug coverage. The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled nursing facilities and suppliers of medical equipment and supplies, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

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

    Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal health care programs. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, and exclusion from the federal programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

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

    Health Care Reform and Federal Budget Legislation. In recent years, a number of legislative proposals have been introduced in Congress that would effect major changes in the health care system, either nationally or at the state level. The Balanced Budget Act signed into law on August 5, 1997, seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandates establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities ("SNFs") under which facilities will be paid a federal per diem rate for virtually all covered SNF services, including ancillary services such as pharmacy. PPS is being phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. Prior to PPS, SNFs under Medicare received cost-based reimbursement. In the accompanying Conference Report, the conferees specifically noted that, to ensure that the frail elderly residing in SNFs receive needed and appropriate medication therapy, the Secretary of HHS is to consider, as part of the PPS for SNFs, the results of studies conducted by independent organizations, including those which examine appropriate payment mechanism and payment rates for medications therapy, and develop case mix adjustments that reflect the needs of such patients. The Balanced Budget Act also imposes limits on annual updates in payments to Medicare SNFs for routine services, and institutes consolidated billing for SNF services for all non-physician Part B items and services for SNF residents no longer eligible for Part A SNF care. While this provision was to become effective July 1, 1998, it has been delayed indefinitely.

    The Balanced Budget Act also imposes numerous other cost savings measures affecting Medicare SNF services. On May 12, 1998, the Health Care Financing Administration issued interim regulations to implement the SNF PPS and consolidated billing rules, including the rates that were in effect from July 1, 1998 through September 30, 1998. The Company believes the PPS rates do not adequately compensate SNFs for the high medication costs of some frail elderly Medicare beneficiaries. The Company, among others, has submitted comments to the Health Care Financing Administration on this issue recommending that the agency modify the payment system to account for such costs.

    The Balanced Budget Act also mandates that suppliers obtain a surety bond as a condition of issuance or renewal of a Medicare Part B supplier number. In January 1998, new rules were proposed to establish additional supplier standards, including the requirement to obtain a surety bond. Under the proposal, a supplier would be required to obtain a surety bond for each tax identification number for which it has a Medicare supplier number.

    The Balanced Budget Act also repealed the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities or that payments to nursing facilities will be made on a timely basis. The law also grants states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facility and institutional pharmacy services, no assurances can be given that these programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates.

    The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies. It is not possible to predict the effect of PPS and other elements of the recent budget legislation or the interpretation or administration of such legislation, including the adequacy and timeliness of payment to client facilities, on Omnicare's business. Accordingly, there can be no assurance that these changes or any future health care legislation will not adversely affect Omnicare's business.

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

   Contract Research Organization Service. The preclinical, clinical, manufacturing, analytical and clinical trial supply services performed by Omnicare's CRO Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. The industry standard for conducting preclinical and laboratory testing is embodied in the good laboratory practice ("GLP") regulations. The requirements for facilities engaging in pharmaceutical, analytical, manufacturing and clinical trial supplies preparation, labeling and distribution are set forth in the good manufacturing practice ("GMP") regulations. GLP and GMP regulations have been mandated by the Food and Drug Administration ("FDA") and the European Medicines Evaluation Agency (the "EMEA") and adopted by similar regulatory authorities in other countries. GLP and GMP stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standardized procedures are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, Omnicare's CRO Services has a worldwide staff of experienced quality assurance professionals which monitor ongoing compliance with GLP and GMP regulations by auditing study data and conducting regular inspections of testing procedures and facilities.

  The industry standard for the conduct of clinical research and development studies is embodied in good clinical practice ("GCP") regulations and guidelines. The FDA and many other regulatory authorities require that study results and data to be submitted to such authorities be based on studies conducted in accordance with GCP provisions. These provisions include: (i) complying with specific regulations governing the selection of qualified investigators; (ii) obtaining specific written commitments from the investigators; (iii) verifying that patient informed consent is obtained; (iv) instructing investigators to maintain records and reports; (v) verifying drug or device accountability; and (vi) permitting appropriate governmental authorities access to data for their review. Records for clinical studies must be maintained for specific periods for inspection by the FDA, European Union or other authorities during audits. Non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial and may lead to debarrment.

  CRO Services' standard operating procedures related to clinical studies are written in accordance with regulations and guidelines appropriate to a global standard with regional variations in the regions where they will be used, thus helping to ensure compliance with GCP. CRO Services also complies with International Congress of Harmonization, EU GCP regulations and U.S. GCP regulations for North America.

  The Company's United States manufacturing, analytical and other laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of the Company's laboratories are operated in material compliance with applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency and the Occupational Safety and Health Administration. Certain of the Company's facilities are engaged in drug development activities involving controlled substances. The use of, and accountability for, controlled substances are regulated by the United States Drug Enforcement Administration. Relevant employees of the Company receive initial and periodic training to ensure compliance with applicable hazardous material regulations and health and safety guidelines.

  Although the Company believes that it is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

EMPLOYEES

     At December 31, 1998, Omnicare employed approximately 11,560 persons (including 2,674 part-time employees), 11,082 and 478 of whom were located within and outside the United States, respectively.

ITEM 2 - PROPERTIES


     Omnicare has offices and distribution centers in various locations in the United States. A list of the more significant facilities operated by Omnicare as of December 31, 1998 follows. The owned properties are held in fee and are not subject to any material encumbrance. Omnicare considers all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.





                                                                                                        LEASED
                                                                                    -----------------------------------------------
                                                                  OWNED AREA
         LOCATION                          TYPE                    (SQ. FT.)          AREA (SQ. FT.)           EXPIRATION DATE
---------------------------     ---------------------------    ------------------   ------------------   --------------------------

      Norwood, New Jersey        Offices and Distribution               --               10,000                  July 31, 1999
                                          Center
 St. Petersburg, Florida         Offices and Distribution               --               10,000                 Month-to-Month
                                          Center
 Allentown, Pennsylvania         Offices and Distribution               --               10,000               January 31, 2000
                                          Center
    Bad Soden, Germany                    Offices                       --               10,192                  June 30, 2004

 Rose Hill, North Carolina       Offices and Distribution               --               11,000                 Month-to-Month
                                          Center
    Rockford, Illinois                Retail Outlet                     --               11,000                  February, 1999

   Louisville, Kentucky          Offices and Distribution               --               11,000                 August 31, 1999
                                          Center
    Yakima, Washington           Offices and Distribution               --               11,000               February 29, 2000
                                          Center
       Peoria, Illinois          Offices and Distribution               --               11,022                   June 30, 2001
                                          Center



                                                                                                     LEASED
                                                                  OWNED AREA        -----------------------------------------------
         LOCATION                          TYPE                    (SQ. FT.)           AREA (SQ. FT.)           EXPIRATION DATE
---------------------------     ---------------------------    ------------------   ------------------   --------------------------

  South Elgin, Illinois          Offices and Distribution             --                 11,075                August 1, 2002
                                          Center
    Rockford, Illinois           Offices and Distribution             --                 11,436             February 28, 2001
                                          Center
    Griffith, Indiana            Offices and Distribution             --                 11,500                March 30, 2001
                                          Center
         Augusta,                Offices and Distribution             --                 11,700               October 1, 2007
          Maine                           Center
   Spokane, Washington           Offices and Distribution             --                 11,750              October 31, 2006
                                          Center
  Alexandria, Louisiana          Offices and Distribution             --                 12,000                April 30, 2001
                                          Center
          Dover,                 Offices and Distribution             --                 12,000             December 12, 2008
           Ohio                           Center
  Des Plaines, Illinois          Offices and Distribution             --                 12,744                  May 31, 2008
                                          Center
        Hallowell,               Offices and Distribution             --                 13,000              October 31, 2002
          Maine                           Center
   Wessex Business Ctr.,                 Offices                      --                 13,000                 June 30, 1999
         England
          Malta,                 Offices and Distribution             --                 13,546             December 31, 1999
         New York                         Center
   Salt Lake City, Utah          Offices and Distribution             --                 14,000             February 28, 1999
                                          Center
 Pittsburgh, Pennsylvania        Offices and Distribution             --                 14,000             December 31, 2001
                                          Center
  Fort Wright, Kentucky                  Offices                      --                 14,200                March 31, 2008


                                                                                                        LEASED
                                                                  OWNED AREA        -----------------------------------------------
         LOCATION                          TYPE                    (SQ. FT.)          AREA (SQ. FT.)           EXPIRATION DATE
 ---------------------------     ---------------------------    ------------------   ------------------   --------------------------

 New Brighton, Minnesota         Offices and Distribution             --                 14,400                March 31, 2000
                                          Center
     West Boylstonn,             Offices and Distribution             --                 14,800                   May 3, 2003
      Massachusetts                       Center
        Englewood,               Offices and Distribution             --                 15,000             December 31, 2002
           Ohio                           Center
    Sheboygan, Wisconsin         Offices and Distribution             --                 15,000            September 31, 2003
                                          Center
     Wausau, Wisconsin           Offices and Distribution             --                 15,000            September 31, 2003
                                          Center
      Huber Heights,             Offices and Distribution           15,000                 --                       --
           Ohio                           Center
   St. Louis, Missouri           Offices and Distribution             --                 15,200             December 31, 1999
                                          Center
Pompton Plains, New Jersey       Offices and Distribution             --                 16,041                 July 15, 2001
                                          Center
  Des Plaines, Illinois          Offices and Distribution             --                 16,173                  May 31, 2008
                                          Center
          Miami,                 Offices and Distribution             --                 16,665             November 30, 2001
         Florida                          Center

    Scwalbach, Germany                   Offices                      --                 16,725               August 31, 2003

  Springfield, Missouri          Offices and Distribution             --                 17,000            September 30, 2002
                                          Center
  Overland Park, Kansas          Offices and Distribution             --                 17,409            September 30, 1999
                                          Center
  Peabody, Massachusetts         Offices and Distribution             --                 17,500              January 25, 2002
                                          Center
     Plainview, New York         Offices and Distribution             --                 17,500                 June 30, 2005
                                          Center




                                                                                                        LEASED
                                                                  OWNED AREA        -----------------------------------------------
         LOCATION                          TYPE                    (SQ. FT.)          AREA (SQ. FT.)           EXPIRATION DATE
---------------------------     ---------------------------    ------------------   ------------------   --------------------------

        Milford, Ohio            Offices and Distribution             --                 18,000              December 31, 2000
                                          Center
       Cincinnati,                       Offices                      --                 18,000             September 30, 1999
           Ohio
   Boca Raton, Florida           Offices and Distribution             --                 18,661              December 31, 2002
                                          Center
      Indianapolis,              Offices and Distribution             --                 18,740                  July 31, 2001
         Indiana                          Center
         Mentor,                 Offices and Distribution             --                 20,000                  July 31, 2000
           Ohio                           Center
     Ft. Washington,             Offices and Laboratories             --                 20,000              December 31, 2000
       Pennsylvania
    Decatur, Illinois            Offices and Distribution           20,000                 --                        --
                                          Center
       Wadsworth, Ohio           Offices and Distribution             --                 21,000                  June 30, 2001
                                          Center
   Prattville, Alabama           Offices and Distribution             --                 21,831                August 28, 2001
                                          Center
          Troy,                  Offices and Distribution             --                 23,089                August 31, 1999
         New York                         Center
     Portland, Oregon            Offices and Distribution             --                 23,700                 April 30, 2008
                                          Center
 Oklahoma City, Oklahoma         Offices and Distribution             --                 24,000                 Month-to-Month
                                          Center
        Columbus,                Offices and Distribution             --                 24,543                  June 30, 2000
           Ohio                           Center
         Skokie,                 Offices and Distribution             --                 25,932                 Month-to-Month
         Illinois                         Center
     Livonia, Michigan           Offices and Distribution             --                 28,524                    May 1, 2002
                                          Center
Blue Bell, Pennsylvania                   Offices                     --                 28,538                August 31, 1999




                                                                                                        LEASED
                                                                  OWNED AREA        -----------------------------------------------
         LOCATION                          TYPE                    (SQ. FT.)          AREA (SQ. FT.)           EXPIRATION DATE
---------------------------     ---------------------------    ------------------   ------------------   --------------------------

  Hunt Valley, Maryland          Offices and Distribution             --                 30,600              January 31, 2002
                                          Center
   Louisville, Kentucky          Offices and Distribution             --                 37,400            September 30, 2001
                                          Center
   Florrisant, Missouri          Offices and Distribution           38,014                 --                       --
                                          Center
       Perrysburg,               Offices and Distribution           40,500                 --                       --
           Ohio                           Center
  Newington, Connecticut         Offices and Distribution             --                 42,000                Month-to-Month
                                          Center
   Covington, Kentucky                   Offices                      --                 42,400             December 31, 2012

  Des Plaines, Illinois          Offices and Distribution             --                 47,971                  May 31, 1999
                                          Center
   Kirkland, Washington          Offices and Distribution             --                 52,040                April 15, 2003
                                          Center
 Blue Bell, Pennsylvania                 Offices                      --                 67,039                 June 30, 2000

     Ft. Washington,             Offices and Laboratories             --                 80,000              December 3, 2011
       Pennsylvania

ITEM 3 - LEGAL PROCEEDINGS

     There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Omnicare or any of its subsidiaries is a party or of which any of their property is the subject, and no such proceedings are known to be contemplated by governmental authorities.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company as of March 19, 1999 are as follows:

      Name            Age          Office             First Elected
      ----            ---          ------             -------------

Edward L. Hutton       79     Chairman                May 20, 1981

Joel F. Gemunder       59     President               May 20, 1981

Patrick E. Keefe       53     Executive Vice          April 11, 1993
                              President - Operations

Timothy E. Bien        48     Senior Vice President-  May 20, 1996
                              Professional Services
                              and Purchasing

Mary Lou Fox           67     Senior Vice President-  May 20, 1996
                              Marketing

David W. Froesel, Jr.  47     Senior Vice President   March 4, 1996
                              and Chief Financial
                              Officer

Cheryl D. Hodges       47     Senior Vice President   August 4, 1982
                              and Secretary


     All of the executive officers listed above have been actively engaged in the business of the Company or its predecessors for the past five years, with the exception of Mr. Froesel. Mr. Froesel was Vice President of Finance and Administration at Mallinckrodt Veterinary Inc. from May 1993 to February 1996. From July 1989 to April 1993, he was worldwide corporate controller of Mallinckrodt Medical Inc.

     Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors which follows the annual meeting of stockholders each year.

                                 PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK; HOLDERS OF RECORD

     The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the ranges of high and low closing prices for the Common Stock on the New York Stock Exchange during each of the calendar quarters of 1998 and 1997.

                         1998                                  1997
                    ---------------                          ---------
                    High           Low                High              Low
                    ----           ---                 ----              ---

First Quarter     $39.63         $28.75              $30.63            $23.50
Second Quarter     39.63          33.19               31.38             22.88
Third Quarter      41.13          29.63               32.50             26.88
Fourth Quarter     34.75          26.44               34.31             27.50

     The number of holders of record of Omnicare Common Stock on February 26, 1999 was 2,673. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage houses and banks.

DIVIDENDS

     On February 4, 1998, the Board of Directors elected to increase the quarterly cash dividend to $.02 per share, for an indicated annual rate of $.08 per share in 1998. On February 3, 1999, the quarterly cash dividend was raised to $.0225, for an indicated annual rate of $.09 per share in 1999. It is presently intended that cash dividends will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon the Company's earnings and financial condition and other factors not currently determinable.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company, as part of its ongoing acquisition program, issues its common shares and warrants ("Securities") from time to time in private transactions not registered under the Securities Act of 1933 in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended December 31, 1998, the Company completed two transactions involving unregistered Securities. In connection with these and previous transactions, a total of 507,576 shares of common stock were issued. No underwriters were involved in these acquisition transactions.

     The Securities were issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act. See Note 2 to Consolidated Financial Statements for additional information regarding the 1998 acquisition transactions.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.



FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                                                 For the years ended and at December 31,

                                              1998               1997                1996              1995                1994
                                         ---------------    ---------------     -------------      ------------      ------------
INCOME STATEMENT DATA:  (a)(b)(c)

Sales                                       $ 1,517,370        $ 1,034,384         $ 641,440         $ 477,359         $ 365,640
                                         ===============    ===============     =============      ============      ============
Income (loss) from continuing
      operations                            $    80,379        $    54,105         $  43,663         $  17,521         $  (6,557)
Loss from discontinued operations                     -             (2,154)(d)          (389)(d)        (1,546)(d)        (1,245)(d)
                                         ---------------    ---------------     -------------      ------------      ------------
Net income (loss)                                80,379             51,951 (d)        43,274 (d)        15,975 (d)        (7,802)(d)
Deemed dividend on preferred stock                    -                  -                 -            (2,712)(e)             -
                                         ---------------    ---------------     -------------      ------------      ------------
Net income (loss) available to common
      stockholders                          $    80,379        $    51,951 (d)     $  43,274 (d)     $  13,263 (d)(e)  $  (7,802)(d)
                                         ===============    ===============     =============      ============      ============
Earnings per share data:
Basic:
      Income (loss) from continuing
        operations available to
         common stockholders                $      0.90        $      0.63         $    0.62         $    0.26         $   (0.13)
      Loss from discontinued operations               -              (0.02)(d)             - (d)         (0.02)(d)         (0.03)(d)
                                         ---------------    ---------------     -------------     ------------       ------------
      Net income (loss) available to
        common stockholders                 $      0.90        $      0.61 (d)     $    0.62 (d)     $    0.24 (d)(e)  $   (0.16)(d)
                                         ===============    ===============     =============     ============       ============
Diluted:
      Income (loss) from continuing
        operations available to
         common stockholders                $      0.90        $      0.62         $    0.57         $    0.26         $   (0.13)
      Loss from discontinued operations               -              (0.02)(d)             - (d)         (0.02)(d)         (0.03)(d)
                                         ---------------    ---------------      -------------     ------------      ------------
      Net income (loss) available to
        common stockholders                 $      0.90        $      0.60 (d)     $    0.57 (d)     $    0.24 (d)(e)  $   (0.16)(d)
                                         ===============    ===============      =============     ============      ============

Dividends per share                         $      0.08        $      0.07         $    0.06         $    0.05         $   0.045
                                         ===============    ===============      =============     ============      ============

Weighted average number of common shares outstanding:
        Basic                                    89,081             85,692            69,884            56,216            48,336
                                         ==============    ===============      =============      ===========       ============
        Diluted                                  89,786             86,710            81,089            69,406            60,509
                                         ==============    ===============      =============      ===========       ============


BALANCE SHEET DATA:  (a)(b)
Working capital                             $   369,749        $   354,825         $ 342,401         $ 112,091         $ 127,875
Total assets                                  1,903,829          1,412,146           828,309           405,312           359,886
Long-term debt  (f)(g)                          651,556            359,148             5,755            85,046            89,645
Stockholders' equity  (h)(i)                    963,471            829,753           689,219           228,853           194,074

(a) The accompanying consolidated financial statements have been restated for the 1994 to 1997 periods to include the results of operations of CompScript, Inc. ("CompScript") and IBAH, Inc. ("IBAH"), acquired in June 1998 pooling-of-interests transactions.
(b)  The Company has had an active acquisition program in effect since 1989. See
     Note 2 of the Notes to Consolidated Financial Statements for information concerning these acquisitions.
(c) Included in the 1998 net income and 1997, 1996, 1995 and 1994 income from continuing operations amounts are the following aftertax pooling-of-interests expenses and nonrecurring and other charges (in thousands):


                                                    1998           1997              1996           1995           1994
                                               -------------    ------------     -----------       -------       --------
  Acquisition expenses, pooling-
    of-interests                               $ 13,869  (1)    $  3,935 (1)     $ 1,468 (1)       $   989       $  1,860
  Nonrecurring expenses                           2,689  (2)       7,166 (2)         510 (2)             -              -
  Other expense                                       -              499 (3)           -                 -              -
  Goodwill impairment charge - CompScript             -                -               -             3,862              -
  Write-off of acquired research
    and development - IBAH                            -                -               -                 -         18,300
  Loss on business start-up - CompScript              -                -               -                 -            368
                                               --------         --------         -------           -------       --------
           Total                               $ 16,558         $ 11,600         $ 1,978           $ 4,851       $ 20,528
                                               ========         ========         =======           =======       ========

         (1) See Note 2 of the Notes to Consolidated Financial Statements.
         (2) See Note 13 of the Notes to Consolidated Financial Statements.
         (3) See Note 14 of the Notes to Consolidated Financial Statements.


(d) Represents the closure of the software commercialization unit of Research Biometrics, Inc., a subsidiary of IBAH, in 1997 and 1996 and the divestiture of the Drug Delivery Services Division of IBAH in 1995 and 1994. All operating results of these businesses have been reclassified from continuing operations to discontinued operations.

(e) On August 11, 1995, IBAH completed a private equity placement of approximately 1,000 shares of convertible preferred stock, par value $.01 per share, at a purchase price of $7.003125 per share, for a total of $6,935, net of transaction costs. Each share of convertible preferred stock was convertible into three shares of common stock. All of the preferred stock was converted to common stock before or in conjunction with the 1998 acquisition of IBAH by Omnicare. Since the convertible preferred stock shares were immediately convertible into common stock, the most beneficial conversion discount was recorded analogous to a deemed dividend in the 1995 statement of income.

(f) In 1997, the Company issued $345,000 of Convertible Subordinated Notes due 2007 (See Note 6 of the Notes to Consolidated Financial Statements).

(g) In 1993, the Company issued $80,500 of Convertible Subordinated Notes due 2003 (See Note 6 of the Notes to Consolidated Financial Statements).

(h) In 1996, Omnicare and IBAH sold 6,241 (pre-1996 Omnicare stock split) shares of Common Stock in public offerings, resulting in net proceeds of $297,171 (See Note 7 of the Notes to Consolidated Financial Statements).

(i) In 1994, the Company sold approximately 6,495 shares of Common Stock in a public offering, resulting in net proceeds of $59,211.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
--------------------------------------------------------------------------------

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

The following table presents sales and results of operations for Omnicare, Inc. (the "Company"), excluding pooling-of-interests expenses, nonrecurring and other charges and losses from discontinued operations (in thousands, except per share amounts):

                                                         For the years ended December 31,
                                                        1998            1997            1996
                                                   -------------   -------------   -------------
Sales                                              $   1,517,370   $   1,034,384   $     641,440
                                                   =============   =============   =============

Net income, as reported                            $      80,379   $      51,951   $      43,274

Acquisition expenses, pooling-of-interests
(net of taxes)                                            13,869           3,935           1,468

Nonrecurring and other expenses (net of taxes)             2,689           7,665             510

Loss from discontinued operations (net of taxes)               -           2,154             389
                                                   -------------   -------------   -------------

Pro forma net income                               $      96,937   $      65,705   $      45,641
                                                   =============   =============   =============

Earnings per share:

Net income, as reported                            $         .90   $         .61   $         .62

Acquisition expenses, pooling- of-interests
 (net of taxes)                                              .16             .05             .02

Nonrecurring and other expenses (net of taxes)               .03             .09             .01

Loss from discontinued operations (net of taxes)               -             .02               -
                                                   -------------   -------------   -------------

Basic (pro forma)                                  $        1.09   $         .77   $         .65
                                                   =============   =============   =============

Diluted (pro forma)                                $        1.08   $         .76   $         .59
                                                   =============   =============   =============

1998 vs. 1997
--------------------------------------------------------------------------------

Excluding the impact of acquisition-related expenses for pooling-of-interests transactions, non-recurring charges and losses from discontinued operations for both periods, net income for the year ended December 31, 1998 increased 48% over net income earned in 1997. Basic and diluted earnings per share, on this basis, for 1998 increased 42% over 1997.

Sales increased 47% in 1998 versus 1997. The sales increase is primarily the result of completing 12 institutional pharmacy acquisitions (excluding insignificant purchases of other assets) and the acquisition of one data management business and two contract research organizations ("CRO") in 1998. Also increasing sales was the inclusion for the entire year of 1997 acquisitions. As described in Note 2 to the Consolidated Financial Statements, since 1989, the Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents. This includes acquisitions of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which are combined with existing pharmacy operations to augment their internal growth. From time to time, the Company may acquire other health care related businesses such as long-term care software companies, contract research organizations, pharmacy consulting companies and medical supplies companies, which complement the Company's core business.

The Company also increases its revenues internally through the efforts of its National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts with long-term care facilities. Expansion of services such as infusion therapy and the increasing acuity levels of residents in long-term care facilities which result from efforts made to avoid or reduce hospitalization, together with drug price inflation and other changes in sales mix, also contribute to the Company's revenue growth. The Company also generates internal growth through the efforts of its CRO sales personnel in obtaining contracts from pharmaceutical, biotechnology and medical device manufacturers for new contract research business.

The Company's total sales increased by $483 million in 1998 versus 1997. The Company estimates that approximately $278 million of its consolidated revenue growth in 1998 was attributable to acquisitions, of which $268 million and $10 million related to the Pharmacy Services segment and CRO Services segment, respectively. The Company believes that additional revenue growth opportunities through acquisitions exist in both segments. In addition, as disclosed in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the health care industry's need to lower health care costs as well as to advance the pace of new drug development is driving ongoing industry consolidation which should continue to provide support for the Company's acquisition program.

On September 17, 1998, Omnicare announced the completion of the acquisition of the institutional pharmacy operations of Extendicare, Inc., operating under the name of United Professional Companies, Inc. ("UPC"). The acquisition of the UPC pharmacy business provided Omnicare contracts to provide pharmacy services to approximately 55,000 residents of long-term care facilities in 12 states and annualized revenues of approximately $166 million. The acquisition also offers Omnicare the opportunity to provide pharmacy services to 9,300 additional residents of long-term care facilities in Canada and the United Kingdom. The purchase price consisted of $250 million in cash, 125,000 shares of the Company's common stock and warrants to purchase up to 1.5 million shares of the Company's common stock at $48.00 per share.

The Company estimates that internal growth contributed approximately $205 million of Omnicare's increased revenue in 1998 compared to 1997, of which $180 million and $25 million related to the Pharmacy Services segment and the CRO Services segment, respectively. The Company's revenues attributable to infusion therapy grew by approximately $57 million in 1998 compared to 1997. The Company expects the trend toward the use of infusion therapy to continue as nursing facilities treat elderly residents with more acute health problems. When pharmaceutical prices are increased, the Company generally is able to obtain price increases to cover such drug price inflation; therefore, such inflation increases revenues. The Company estimates that drug price inflation for its highest dollar volume products in 1998 was approximately 4%-5%, and this trend is continuing in 1999. The remainder of Omnicare's increased revenues in 1998 compared to 1997 attributable to internal growth reflects interrelated factors associated with sales mix, pricing and volume, acuity levels of residents and efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts. The Company is not able to isolate and separately quantify accurately the increased volumes associated with each of these individual factors.

Acquisitions and internal growth brought the total number of nursing facility residents served at December 31, 1998 to 578,700.

Gross margin increased to 30.2% in 1998 from 29.8% in 1997. The Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, changes in sales mix including increased sales from infusion therapy and contract research organizations positively impacted gross margins. This was partially offset by the lower margins of the significant number of companies acquired by the Company in 1998. Acquired companies generally have lower margins due to lesser purchasing leverage prior to their acquisition by Omnicare. Further, smaller companies acquired by Omnicare are not able to leverage fixed and variable overhead costs to the same extent as Omnicare. These margins are expected to increase after acquisition by Omnicare as the Company's sales and purchasing programs are implemented and as overhead costs are leveraged.

Sales mix for the Company includes primarily sales of pharmaceuticals and, to a lesser extent, infusion therapy products and services, contract research services and medical supplies and other. Sales of pharmaceuticals account for the majority of the Company's sales and gross profit. Infusion therapy, contract research services and medical supplies gross margins are typically higher than gross margins associated with sales of pharmaceuticals.

Increased leverage in purchasing favorably impacts gross margins and is primarily derived from discounts from suppliers. Leveraging of fixed and variable overhead costs primarily relates to generating higher sales volumes from pharmacy facilities with no increase in fixed costs (e.g., rent) and minimal increases in variable costs (e.g., utilities). The Company believes it will be able to continue to leverage fixed and variable overhead costs through internal growth.

As noted earlier herein, the Company is generally able to obtain price increases to cover drug price inflation. In order to enhance its gross margins, the Company strategically allocates its resources to those activities that will increase internal sales growth and favorably impact sales mix or will lower costs. In addition, through the ongoing development of its pharmaceutical purchasing programs, the Company is able to obtain discounts and thereby manage its pharmaceutical costs.

Operating expenses for the year ended December 31, 1998 increased 42% to $283,438,000 as compared to 1997 due to the overall growth of the Company. Operating expenses as a percentage of sales declined from 19.2% in 1997 to 18.7% in 1998 as a result of leveraging the Company's fixed overhead costs through acquisitions and internal growth, particularly within the Company's CRO Services segment, which experienced a significant increase in sales due to internal growth. This contributed to the significant increase in operating income within the CRO Service segment during 1998 as compared to the prior year.

Acquisition expenses for 1998 of $15,441,000 represent expenses primarily related to the Company's pooling-of-interests transactions with IBAH, Inc. and CompScript, Inc. Acquisition expenses for 1997 related to pooling transactions completed by Omnicare, CompScript and IBAH during 1997.

Nonrecurring and other expenses for 1998 represent charges related to the restructuring of the CompScript mail order pharmacy business and the consolidation and restructuring of certain IBAH operations. Nonrecurring expenses in 1997 included $6,313,000 for the estimated costs and legal and other expenses associated with resolving the investigation of the Company's Belleville, Illinois subsidiary, Home Pharmacy. Also included in 1997 nonrecurring expenses is a restructuring charge taken by IBAH and a write-down of a note receivable by CompScript.

Investment income decreased by 41%, or $2,364,000, to $3,356,000 in 1998 compared to 1997 resulting from reduced levels of average invested cash due to the use of cash in the Company's acquisition program. Interest expense increased to $23,611,000 in 1998 from $6,556,000 in 1997 due to borrowings of $305,000,000 from the Company's revolving line of credit to finance acquisitions during the latter part of 1998, and the Company's $345,000,000 of 5% Convertible Subordinated Notes issued in December 1997.

The effective tax rate decreased to 40.8% in 1998 from 43.6% in 1997, primarily due to a decrease in state and local income taxes in 1998 attributable to state tax planning programs. The Company expects the benefit realized from the state tax planning programs to continue. The effective tax rates of 40.8% and 43.6% in 1998 and 1997, respectively, are higher than the statutory rate primarily due to state and local income taxes and various nondeductible expenses (e.g., acquisition costs, nonrecurring charges and foreign losses not benefited).

Discontinued operations for 1997 reflect IBAH's closure of the software commercialization unit of Research Biometrics, Inc. in June 1997. Accordingly, all operating results of this unit were reclassified from continuing operations to discontinued operations. This unit recorded a net loss of $607,000 in 1997. In addition, a loss on the disposal of this unit of $1,547,000 was reflected in the 1997 consolidated statement of income.

1997 vs. 1996
--------------------------------------------------------------------------------

Excluding the impact of acquisition-related expenses for pooling-of-interests transactions, non-recurring charges and losses from discontinued operations for both periods, net income for the year ended December 31, 1997 increased 44% over net income earned in 1996. Basic earnings per share, on this basis, for 1997 increased 18% over 1996 and diluted earnings per share increased 29%.

Sales increased 61% in 1997 versus 1996. The sales increase was, in part, the result of the completion of 25 acquisitions in 1997 (excluding insignificant acquisitions), including 21 institutional pharmacy businesses, a long-term care software company, two contract research organizations and a health economics consulting business. Additionally, internal growth and the efforts of the National Sales and Marketing Group and pharmacy staff added to the increase in sales. Also increasing sales was the inclusion for the entire year of 1996 acquisitions.

The Company's total sales increased by $393 million in 1997 versus 1996. The Company estimates that approximately $277 million of its consolidated revenue growth in 1997 was attributable to acquisitions, of which $264 million and $13 million related to the Pharmacy Services segment and the CRO Services segment, respectively. The Company estimates that internal growth contributed approximately $116 million of Omnicare's increased revenue in 1997 compared to 1996, of which $103 million and $13 million related to the Pharmacy Services segment and the CRO Services segment, respectively. The Company's revenues attributable to infusion therapy grew by approximately $38 million in 1997 compared to 1996. The remainder of Omnicare's increased revenues in 1997 compared to 1996 attributable to internal growth reflects interrelated factors associated with sales mix, pricing and volume, acuity levels of residents, efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts.

On September 16, 1997, Omnicare completed the acquisition of all outstanding shares of American Medserve Corporation ("AMC"). AMC provided comprehensive pharmacy and related services to approximately 51,400 residents in 720 long-term care facilities in 11 states. The cash purchase price of AMC was approximately $239.7 million, including bank debt totaling $16.7 million, which was retired immediately following the acquisition.

Acquisitions and internal growth brought the total number of nursing facility residents served (including CompScript) at December 31, 1997 to 461,300.

Gross margin decreased slightly from 30.1% in 1996 to 29.8% in 1997. The Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, changes in sales mix including increased infusion therapy sales, medical supplies and contract research services positively impacted gross margins. However, this was offset by the lower margins of the significant number of companies acquired by the Company in 1997.

Investment income decreased by 53% to $5,720,000 in 1997 as the Company utilized the excess net proceeds from the March 1996 stock offering to finance 1997 acquisitions. Interest expense increased 51% from $4,332,000 in 1996 to $6,556,000 in 1997 as a result of the Company borrowing on its available line of credit and issuing $345 million of convertible subordinated debentures during 1997 in order to finance acquisitions.

The increase in the effective tax rate from 39.6% in 1996 to 43.6% in 1997 is primarily attributable to an increase in state and local income taxes resulting from acquired companies and the significant increase in nondeductible expenses in 1997.

Impact of Year 2000
--------------------------------------------------------------------------------

The Company utilizes information systems throughout its business to carry out its day-to-day operations. Further, the Company has and will continue to invest in financial and operational systems to support its growth strategy. Incorporated in this process is the continuing assessment of the Company's Year 2000 compliance. The Company currently considers its internal information technology ("IT") systems to be substantially Year 2000 compliant. For those systems that are not Year 2000 compliant, Omnicare is currently correcting, upgrading or replacing those systems with, among other systems, its new proprietary information system, which is Year 2000 compliant. The Company believes it will be able to modify or replace its affected systems in time to avoid any interruptions in its operations and anticipates that such remediation will be completed during the second half of 1999. The system remediation is being completed using both internal resources and external consultants. The Company estimates that the total costs associated with this project will range from approximately $5.1 million to $6.8 million (with hardware accounting for approximately 30 percent of these costs and software and implementation approximating 70 percent of these costs). Approximately $1.7 million has been spent to date. The cost of this project will be funded from the Company's operating cash flows. No IT projects with high priority have been significantly delayed due to the Year 2000 initiatives. The Company does not anticipate any significant implications with respect to Year 2000 issues relating to non-IT systems.

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

The failure by third parties with whom the Company has dealings, particularly the Medicaid and Medicare programs, to adequately address their Year 2000 issues could adversely affect the

Company, and claims to these third-party payors could be unjustifiably denied and/or delayed. As a result, the Company's accounts receivable balance could increase, unfavorably impacting operating cash flows. The Company is communicating with each of these programs to determine the extent to which it may be impacted by any Year 2000 issues not yet resolved by these programs. The Company has developed a contingency plan which, if necessary, would call for the submission of reimbursement claims using universal claim (paper) forms to the programs in the event that computerized processing is not feasible in the year 2000. While it is management's current belief that this contingency plan would satisfactorily address the risk associated with any absence of readiness experienced by these programs, there can be no assurance that implementation of such plan will mitigate in whole or in part such risk.

Impact of Inflation
--------------------------------------------------------------------------------

Inflation has not materially affected Omnicare's profitability inasmuch as price increases have generally been obtained to cover inflationary drug cost increases.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Acquisitions completed during 1998 utilized cash of $382 million and deferred cash payments of $16.7 million were made relating to pre-1998 acquisitions. Acquisitions were also financed, in part, with common stock of the Company. Shares of common stock with a market value of approximately $262 million (7.2 million shares) were issued in connection with 1998 acquisitions and approximately 190,000 shares with a market value of approximately $6.9 million were issued during 1998 in connection with pre-1998 acquisitions. Additional amounts totaling $32 million may become payable through the year 2011 pursuant to the terms of various acquisition agreements.

In December 1997, the Company issued $345,000,000 principal amount of 5.0% Convertible Subordinated Notes ("Notes") due 2007. The Notes are convertible into common stock at any time after March 4, 1998, through maturity, unless previously redeemed, at the option of the holder at a price of $39.60 per share.

In October 1996, the Company entered into an agreement with a consortium of sixteen banks for a $400 million revolving credit facility available through 2001. In December 1998, the Company amended this five-year, $400 million line of credit to permit an additional 364-day, $400 million line of credit through December 20, 1999, which can be converted at maturity into a one-year term loan. Interest rates and commitment fees for the five-year, $400 million line of credit facility are based on the Company's level of performance under certain financial ratios, debt covenants and the amount of borrowings under the line of credit. The total amount outstanding under this facility as of December 31, 1998 was $305,000,000. Interest rates and commitment fees under the 364-day, $400 million line of credit are based on the Company's debt ratings. No amounts were outstanding at December 31, 1998 under the 364-day facility.

Omnicare's current ratio was 2.6 to 1.0 at December 31, 1998 as compared with
2.9 to 1.0 at December 31, 1997, the decline being primarily attributable to the Company's utilization of cash to fund its acquisition program. Working capital at December 31, 1998 increased to $369,749,000 from year-end 1997 working capital of $354,825,000. Book value per common share increased to $10.67 as of December 31, 1998 from $9.41 at the prior year end, primarily attributable to increased net income and to the impact of stock issued in connection with acquisitions, partially offset by dividends paid. Operating cash flow for 1998 increased to $89,507,000 compared to $10,235,000 for 1997, attributable to the Company's increased net income and improved management of working capital. The acquisition of IBAH in June 1998 in a pooling-of-interests transaction also contributed to the year-to-year improvement. Further, there was a significant increase in inventories during the first quarter of 1997 associated with a change in pricing and payment terms with the Company's primary supplier of pharmaceuticals from four weeks to one week and the purchase of inventories in advance of pharmaceutical price increases from manufacturers, whereas neither of these circumstances significantly impacted 1998.

On February 3, 1999, Omnicare's Board of Directors increased the quarterly cash dividend by 13% to 2.25 cents per share for an indicated annual rate of 9 cents per share for 1999, compared to 8 cents in 1998.

The Company believes that its sources of liquidity and capital are adequate for its operating needs. There are no material commitments and contingencies outstanding, other than additional acquisition-related payments to be made (see
Note 2 of the Notes to Consolidated Financial Statements). If needed, other external sources of financing are readily available to the Company.

Outlook
--------------------------------------------------------------------------------

The Company derives approximately one-half of its revenues directly and indirectly from government sources, principally Medicaid and to a lesser extent Medicare, and one-half from the private sector. In recent years, a number of legislative proposals have been passed by Congress that effect major changes in the health care system, both nationally and at the state level, including the Balanced Budget Act of 1997 ("Balanced Budget Act") signed into law on August 5, 1997, which seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare program. The Balanced Budget Act made substantial changes to the reimbursement policies applicable to various health care providers, including the new Prospective Payment System ("PPS") for Medicare-funded residents of skilled nursing facilities. PPS became effective July 1, 1998 and is being phased-in over a three-year period. Prior to PPS, skilled nursing facilities under Medicare received cost-based reimbursement. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day based upon the acuity level of the resident. This per diem payment covers substantially all items and services furnished during a Medicare-covered stay, including ancillary services such as pharmacy. Accordingly, under PPS, skilled nursing facilities will have greater incentive to manage the utilization of services effectively and to operate more efficiently. Although it is unclear what the long-term impact of PPS will be, the Company believes that it is well-positioned to assist skilled nursing facilities in accomplishing these objectives. There can be no assurance, however, that over the shorter term as skilled nursing facilities transition and adapt to PPS, there will be no material adverse effect on the Company's financial condition and results of operations.

The Company anticipates that the government and the private sector will continue to review, assess and alter health care delivery systems and payment methodologies. While it is not possible to predict the effect of any future initiatives on Omnicare's business, market forces nevertheless continue to challenge health care providers to lower costs while maintaining or improving quality. In this environment, the need to lower health care costs will drive ongoing industry consolidation, which should continue to provide support for the Company's acquisition program. Moreover, the development of the Company's institutional pharmacy network in key geographic regions provides opportunities for economies of scale and operating efficiencies to lower overall costs. In addition, Omnicare's proprietary geriatric formulary not only lowers costs for payors and patients, but also enhances the quality of care for the elderly.

Demographic trends also indicate that demand for long-term care will increase well into the middle of the next century as the elderly population grows significantly. Pharmaceutical therapy is generally considered the most cost-effective form of treatment for chronic ailments afflicting the elderly and, as such, is an essential part of long-term care. Omnicare believes it is well positioned to meet the challenges of today's health environment through a number of initiatives, including drug formulary management, cost-effective drug purchasing and efficient delivery systems. Additionally, Omnicare's pharmacy consulting services for nursing facilities identify, resolve and prevent drug therapy-related problems, reducing costs to the health care system while also promoting optimal patient outcomes. Moreover, the rate of new drug discovery continues to accelerate, and pharmaceutical manufacturers, in order to keep pace, have increasingly turned to contract research organizations to assist them in accelerating drug research, development and commercialization, providing a foundation for growth in the Company's contract research business. Management believes Omnicare is strategically positioned for continued sales and earnings growth in 1999.

Quantitative and Qualitative Disclosures about Market Risks
--------------------------------------------------------------------------------

The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
Regarding Forward-Looking Information
--------------------------------------------------------------------------------

In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's acquisition program, internal growth trends, opportunities for expansion, trends concerning sales mix including those relating to infusion therapy, expectations regarding margins of acquired businesses, the impact of purchasing leverage on margins, the leveraging of costs, the impact of drug price inflation, the impact of industry consolidation, opportunities for economies of scale, the impact of Omnicare's proprietary geriatric formulary, expectations concerning sales and earnings, the impact of regulation including PPS on the Company's business, the impact that acceleration in the rate of new drug discovery and outsourcing of product development activities may have on the Company's contract research business, and the impact of the Year 2000 issue. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: the continued availability of suitable acquisition candidates, overall economic and business conditions, the consummation and successful integration of acquisitions, the effect of new government regulation and/or legislative initiatives including those relating to reimbursement policies and in the interpretation and application of such policies, the failure of the Company to obtain or maintain required regulatory approvals or licenses, loss or delay of CRO contracts for regulatory or other reasons, trends for the continued growth of the businesses of Omnicare, the realization of anticipated revenues, profitability and cost synergies, the demand for Omnicare's products and services, pricing and other competitive factors in the industry, the impact of consolidation in the pharmaceutical industry, variations in costs or expenses, changes in the scope of Year 2000 initiatives, and delays or problems in the implementation of Year 2000 initiatives by Omnicare and/or its suppliers and customers.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

                                                     Page
                                                     ----
Financial Statements:
  Report of Independent Accountants                   37
  Consolidated Statement of Income                    40
  Consolidated Balance Sheet                          41
  Consolidated Statement of Cash Flows                42
  Consolidated Statement of Stockholders'
    Equity                                            43
  Notes to Consolidated Financial
    Statements                                        44

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

                        Report of Independent Accountants
                        ---------------------------------


To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, based upon our audits and the reports of other auditors with respect to 1997 and 1996, the accompanying consolidated balance sheets and the related consolidated statements of income and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CompScript, Inc., or IBAH, Inc., wholly-owned subsidiaries, which statements reflect combined total assets of $122,517,000 at December 31, 1997 and combined total revenues of $138,682,000 and $104,836,000 for the years ended December 31, 1997 and 1996, respectively. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the 1997 and 1996 amounts included for CompScript, Inc. and IBAH, Inc. is based solely on the reports of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.




 /s/PricewaterhouseCoopers LLP
 -----------------------------
 PricewaterhouseCoopers LLP
 Cincinnati, Ohio
 January 29, 1999

               Report of Independent Certified Public Accountants

The Board of Directors
and Shareholders
CompScript, Inc.

We have audited the accompanying consolidated balance sheet of CompScript, Inc. and Subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of CompScript, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
--------------------
West Palm Beach Florida
March 6, 1998

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To IBAH, Inc.:

We have audited the accompanying consolidated balance sheets of IBAH, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBAH, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flow for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/  Arthur Andersen LLP
-----------------------
Philadelphia, Pa.,
February 5, 1998

                        CONSOLIDATED STATEMENT OF INCOME
                     Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)

                                                             For the years ended December 31,
                                                        -----------------------------------------
                                                            1998           1997           1996
                                                        -----------    -----------    -----------
Sales                                                   $ 1,517,370    $ 1,034,384    $   641,440
Cost of sales                                             1,058,743        725,923        448,241
                                                        -----------    -----------    -----------
Gross profit                                                458,627        308,461        193,199

Selling, general and administrative expenses                283,438        199,050        126,596
Acquisition expenses, pooling-of-interests (Note 2)          15,441          4,321          1,624
Nonrecurring expenses (Note 13)                               3,627          7,521            510
                                                        -----------    -----------    -----------
Operating income                                            156,121         97,569         64,469
Investment income                                             3,356          5,720         12,139
Interest expense                                            (23,611)        (6,556)        (4,332)
Other expense (Note 14)                                           -           (800)             -
                                                        -----------    -----------    -----------
Income before income taxes                                  135,866         95,933         72,276

Income taxes                                                 55,487         41,828         28,613
                                                        -----------    -----------    -----------
Income from continuing operations                            80,379         54,105         43,663
Loss from discontinued operations (Note 15)                       -         (2,154)          (389)
                                                        -----------    -----------    -----------
    Net income                                          $    80,379    $    51,951    $    43,274
                                                        ===========    ===========    ===========
Earnings (loss) per share - Basic:
    Continuing operations                               $      0.90    $      0.63    $      0.62
    Discontinued operations                                       -          (0.02)             -
                                                        -----------    -----------    -----------
       Net income                                       $      0.90    $      0.61    $      0.62
                                                        ===========    ===========    ===========
Earnings (loss) per share - Diluted:
    Continuing operations                               $      0.90    $      0.62    $      0.57
    Discontinued operations                                       -          (0.02)             -
                                                        -----------    -----------    -----------
       Net income                                       $      0.90    $      0.60    $      0.57
                                                        ===========    ===========    ===========
Weighted average number of common shares outstanding:
    Basic                                                    89,081         85,692         69,884
                                                        ===========    ===========    ===========

    Diluted                                                  89,786         86,710         81,089
                                                        ===========    ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                           CONSOLIDATED BALANCE SHEET
                     Omnicare, Inc. and Subsidiary Companies

(In thousands,  except share data)

                                                                                       December 31,
                                                                                    1998           1997
                                                                                -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    54,312    $   138,062
   Accounts receivable, less allowances
    of $31,417 (1997-$17,994)                                                       379,624        278,525
   Inventories                                                                      117,936         90,366
   Deferred income tax benefits                                                      12,348         10,465
   Other current assets                                                              39,078         24,954
                                                                                -----------    -----------
    Total current assets                                                            603,298        542,372

Properties and equipment, at cost less accumulated
   depreciation of $76,854 (1997-$53,703)                                           136,371        101,662
Goodwill, less accumulated amortization
   of $51,861 (1997-$30,247)                                                      1,110,254        726,696
Other assets                                                                         53,906         41,416
                                                                                -----------    -----------
    Total assets                                                                $ 1,903,829    $ 1,412,146
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    82,029    $    54,840
   Amounts payable pursuant to acquisition agreements                                10,230         17,073
   Current portion of long-term debt                                                  2,844         13,252
   Accrued employee compensation                                                     48,073         34,304
   Deferred revenue                                                                  19,043         22,270
   Other current liabilities                                                         71,330         45,808
                                                                                -----------    -----------
    Total current liabilities                                                       233,549        187,547

Long-term debt                                                                      651,556        359,148
Deferred income taxes                                                                16,230         10,517
Amounts payable pursuant to acquisition agreements                                   13,564         10,404
Other noncurrent liabilities                                                         25,459         14,777
                                                                                -----------    -----------
    Total liabilities                                                               940,358        582,393

Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares without par value; none issued
   Common stock-authorized 110,000,000 shares $1 par;
    90,459,800 shares issued (1997-88,260,600 shares issued)                         90,460         88,261
   Paid-in capital                                                                  664,225        609,117
   Retained earnings                                                                225,937        151,153
                                                                                -----------    -----------
                                                                                    980,622        848,531

   Treasury stock, at cost - 194,872 shares (1997-102,046 shares)                    (4,166)        (2,926)
   Deferred compensation                                                            (12,932)       (14,807)
   Unallocated stock of ESOP                                                           --             (940)
   Cumulative translation adjustment                                                    (53)          (105)
                                                                                -----------    -----------
    Total stockholders' equity                                                      963,471        829,753
                                                                                -----------    -----------
    Total liabilities and stockholders' equity                                  $ 1,903,829    $ 1,412,146
                                                                                ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Omnicare, Inc. and Subsidiary Companies

(In thousands)

                                                             For the years ended December 31,
                                                           -----------------------------------
                                                              1998         1997         1996
                                                           ---------    ---------    ---------
Cash flows from operating activities:
Net income                                                 $  80,379    $  51,951    $  43,274
Adjustments to reconcile net income to net cash
  flows from operating activities:
   Depreciation and amortization                              47,636       31,105       18,934
   Provision for doubtful accounts                            12,405        8,370        4,457
   Deferred tax  provision                                     7,579       10,395        3,011
   Discontinued operations                                         -        2,154          389
   Loss on note receivable                                         -          800            -
   Other                                                       1,948          170        1,188
Changes in assets and liabilities, net of effects
  from acquisition/disposal of businesses:
   Accounts receivable                                       (84,276)     (84,278)     (36,488)
   Inventories                                               (18,786)     (29,250)      (8,972)
   Current and noncurrent assets                             (15,466)      (7,009)      (8,969)
   Payables and accrued liabilities                           32,971       19,637        5,536
   Deferred revenue                                           (3,190)        (951)       3,816
   Current and noncurrent liabilities                         28,307        7,141        4,783
                                                           ---------    ---------    ---------
                Net cash flows from operating activities      89,507       10,235       30,959
                                                           ---------    ---------    ---------

Cash flows from investing activities:
  Acquisition of businesses                                 (398,686)    (409,348)    (108,453)
  Capital expenditures                                       (53,179)     (41,278)     (30,234)
  Marketable securities                                        2,084          905       (4,411)
  Other                                                           63       (1,066)        (301)
                                                           ---------    ---------    ---------
                Net cash flows from investing activities    (449,718)    (450,787)    (143,399)
                                                           ---------    ---------    ---------

Cash flows from financing activities:
  Net borrowings on line-of-credit                           305,000        8,341          470
  Proceeds from long-term borrowings                               -      354,951        3,098
  Principal payments on long-term obligations                (22,796)      (7,909)      (4,966)
  Fees paid for financing arrangements                        (1,761)      (7,763)           -
  Net proceeds from stock offerings                                -            -      297,171
  Proceeds from exercise of stock options and warrants,
   net of stock tendered in payment                            3,050        4,080        5,444
  Dividends paid                                              (6,841)      (5,596)      (3,900)
  Effect of exchange rate changes on cash                       (191)        (451)        (167)
                                                           ---------    ---------    ---------
                Net cash flows from financing activities     276,461      345,653      297,150
                                                           ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents         (83,750)     (94,899)     184,710
Cash and cash equivalents at beginning of period             138,062      232,961       48,251
                                                           ---------    ---------    ---------

Cash and cash equivalents at end of period                 $  54,312    $ 138,062    $ 232,961
                                                           =========    =========    =========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)

                                                      Common       Paid-in        Retained        Treasury        Deferred
                                                      Stock        Capital        Earnings          Stock        Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              <
Balance at December 31, 1995                        $ 30,689      $ 138,527       $ 64,718        $ (482)         $ (2,126)
   Pooling-of-interests (Note 2)                         193         (1,673)         2,290             -                 -
   Net income                                              -              -         43,274             -                 -
   Dividends paid ($.06 per share)                         -              -         (3,900)            -                 -
   Stock issued in public offering                     6,241        290,930              -             -                 -
   Two-for-one stock split                            32,689        (33,147)             -           458                 -
   Conversion of subordinated debt                    10,815         67,423              -             -                 -
   Stock and warrants issued in
     connection with acquisitions                      1,277         33,408              -             -                 -
   Exercise of warrants                                  466          3,557              -            44                 -
   Exercise of stock options                             262            657              -           562                 -
   Stock awards, net of amortization                     192          9,352              -          (582)           (7,377)
   Decrease in unallocated stock of ESOP                   -              -              -             -                 -
   Other                                                 (70)         1,801            178             -                 -
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                          82,754        510,835        106,560             -            (9,503)
   Pooling-of-interests (Note 2)                       1,221            660         (1,620)            -                 -
   Net income                                              -              -         51,951             -                 -
   Dividends paid ($.07 per share)                         -              -         (5,596)            -                 -
   Stock and warrants issued in
     connection with acquisitions                      2,807         74,155            129             -                 -
   Exercise of warrants                                  758         10,456              -            42                 -
   Exercise of stock options                             294            701              -          (346)                -
   Stock awards, net of amortization                     421         11,539              -        (2,379)           (5,304)
   Decrease in unallocated stock of ESOP                   -              -              -             -                 -
   Other                                                   6            771           (271)         (243)                -
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                          88,261        609,117        151,153        (2,926)          (14,807)
   Pooling-of-interests (Note 2)                         549            803          1,245             -                 -
   Net income                                              -              -         80,379             -                 -
   Dividends paid ($.08 per share)                         -              -         (6,841)            -                 -
   Stock and warrants issued in
     connection with acquisitions                        868         39,312              -        (4,107)                -
   Exercise of warrants                                  175          1,965              -           518                 -
   Exercise of stock options                             232            894              -         3,669                 -
   Stock awards, net of amortization                     375         12,134              -        (1,320)            1,875
   Decrease in unallocated stock of ESOP                   -              -              -             -                 -
   Other                                                   -              -              1             -                 -
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        $ 90,460      $ 664,225      $ 225,937      $ (4,166)        $ (12,932)
===============================================================================================================================

                                                  Unallocated                       Total
                                                   Stock of        Translation  Stockholders'
                                                     ESOP           Adjustment     Equity
-------------------------------------------------------------------------------------------
Balance at December 31, 1995                      $ (2,260)         $ 122        $ 229,188
   Pooling-of-interests (Note 2)                         -              -              810
   Net income                                            -              -           43,274
   Dividends paid ($.06 per share)                       -              -           (3,900)
   Stock issued in public offering                       -              -          297,171
   Two-for-one stock split                               -              -                -
   Conversion of subordinated debt                       -              -           78,238
   Stock and warrants issued in
     connection with acquisitions                        -              -           34,685
   Exercise of warrants                                  -              -            4,067
   Exercise of stock options                             -              -            1,481
   Stock awards, net of amortization                     -              -            1,585
   Decrease in unallocated stock of ESOP               600              -              600
   Other                                                 -            111            2,020
-------------------------------------------------------------------------------------------
Balance at December 31, 1996                        (1,660)           233          689,219
   Pooling-of-interests (Note 2)                         -              -              261
   Net income                                            -              -           51,951
   Dividends paid ($.07 per share)                       -              -           (5,596)
   Stock and warrants issued in
     connection with acquisitions                        -              -           77,091
   Exercise of warrants                                  -              -           11,256
   Exercise of stock options                             -              -              649
   Stock awards, net of amortization                     -              -            4,277
   Decrease in unallocated stock of ESOP               720              -              720
   Other                                                 -           (338)             (75)
-------------------------------------------------------------------------------------------
Balance at December 31, 1997                          (940)          (105)         829,753
   Pooling-of-interests (Note 2)                         -              -            2,597
   Net income                                            -              -           80,379
   Dividends paid ($.08 per share)                       -              -           (6,841)
   Stock and warrants issued in
     connection with acquisitions                        -              -           36,073
   Exercise of warrants                                  -              -            2,658
   Exercise of stock options                             -              -            4,795
   Stock awards, net of amortization                     -              -           13,064
   Decrease in unallocated stock of ESOP               940              -              940
   Other                                                 -             52               53
-------------------------------------------------------------------------------------------
Balance at December 31, 1998                           $ -          $ (53)       $ 963,471
===========================================================================================

The Notes to Consolidated Financial Statements are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Omnicare, Inc. include the accounts of all wholly-owned subsidiaries ("Omnicare" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and related footnotes have been restated for all periods presented to include the results of operations, cash flows and financial position of CompScript, Inc. and IBAH, Inc., acquired in June 1998 pooling-of-interests transactions, as discussed in Note 2.

SEGMENT INFORMATION

In 1998, Omnicare adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see "Segment Information" at Note 16).

TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

Assets and liabilities of the Company's foreign operations are translated at the year-end rate of exchange, and the income statements are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity.

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

LEASES

Leases that substantially transfer all of the benefits and risks of ownership of property to Omnicare or otherwise meet the criteria for capitalizing a lease under generally accepted accounting principles are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis as previously described. Rental payments under operating leases are expensed as incurred.

GOODWILL, INTANGIBLES AND OTHER ASSETS

Intangible assets, comprised primarily of goodwill arising from business combinations accounted for as purchase transactions, are amortized using the straight-line method over forty years.

At each balance sheet date, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no such impairment exists as of December 31, 1998 or 1997.

Debt issuance costs as of December 31, 1998 and 1997 are included in other assets and are amortized using the straight-line method over the life of the related debt.

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

Additionally, a portion of the Company's revenues are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service, unless the unit of service is performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for price renegotiations upon scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue on the accompanying balance sheets.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

EARNINGS PER SHARE DATA

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and warrants, and for the year ended December 31, 1996, assumed the conversion of the 5.75% Convertible Subordinated Notes due 2003 into common stock. Additionally, for the year ended December 31, 1996, interest expense and amortization of debt issuance costs arising from these convertible securities were added, net of related income taxes, to income for the purpose of calculating diluted earnings per share. The 5.75% Convertible Subordinated Notes were converted on October 3, 1996; accordingly, they had no impact on the diluted earnings per share calculation subsequent to that date. The 5.0% Convertible

Subordinated Notes due 2007 (issued in December 1997) were not included in the 1998 and 1997 diluted earnings per share calculations since the impact was antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted the provisions of SFAS Nos. 130, 131 and 132, "Reporting Comprehensive Income," "Disclosures about Segments of an Enterprise and Related Information" and "Disclosure about Pensions and other Post-Retirement Benefits," respectively. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income of the Company differs from net income due to foreign currency translation adjustments. Omnicare's comprehensive income for the years ended December 31, 1998, 1997 and 1996 was $80,431, $51,613 and $43,385, respectively. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 information is separately presented in Note 16 below. SFAS No. 132 amends certain reporting and disclosure requirements of SFAS Nos. 87 and 106. The Company's reporting and disclosures were not significantly impacted by the new pronouncement.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in 1998. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and be measured at fair value. SFAS No. 133 is applicable for fiscal years beginning after June 15, 1999, but earlier application is permitted. SFAS No. 133 is not expected to significantly impact the Company's financial position, results of operations or financial reporting.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") Nos. 98-1 and 98-5, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and "Start-Up Activities," respectively. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. These statements are effective for financial statements for fiscal years beginning after December 15, 1998. SOP Nos. 98-1 and 98-5 are not expected to have a significant impact on the Company's financial position, results of operations or financial reporting.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

NOTE 2 - ACQUISITIONS

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy includes acquisitions of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which are combined with existing pharmacy operations to augment their internal growth. From time to time, the Company may acquire other businesses such as long-term care software companies, contract research organizations, pharmacy consulting companies and medical supply companies, which complement the Company's core business.

During the year ended December 31, 1998, the Company completed 15 acquisitions (excluding insignificant acquisitions), including 12 institutional pharmacy businesses, a long-term care software company and two contract research organizations. Eleven of the acquisitions were accounted for as purchases and four as poolings-of-interests. The impact of the CompScript, Inc. ("CompScript") and IBAH, Inc. ("IBAH") pooling-of-interests transactions, discussed below in the "Pooling-of-Interests" section, on the Company's historical consolidated financial statements was material. Consequently, Omnicare's financial statements have been restated to include the accounts and results of operations of CompScript and IBAH for all periods presented. The impact of the other two pooling-of-interests transactions completed by Omnicare on the Company's historical consolidated financial statements was not material. Consequently, prior period and current year financial statements have not been restated for these transactions.

During the year ended December 31, 1997, the Company completed 25 acquisitions (excluding insignificant acquisitions), including 21 institutional pharmacy businesses, a long-term care software company, two contract research organizations and a health economics consulting business (completed by IBAH). Eighteen of the acquisitions were accounted for as purchases and seven as poolings-of-interests. The impact of four of the pooling-of-interests transactions on the Company's historical consolidated financial statements was not material. Consequently, prior period and current year financial statements were not restated for these transactions. The remaining three pooling-of-interests transactions were completed by CompScript and the accounts and results of operations of these entities were included in the CompScript financial statements used to prepare Omnicare's restated financial statements.

During the year ended December 31, 1996, the Company completed 22 acquisitions (excluding insignificant acquisitions), including 19 institutional pharmacy businesses, two long-term care software companies and a contract research organization. Nineteen of the acquisitions were accounted for as purchases and three as poolings-of-interests. The impact of one of the pooling-of-interests transactions on the Company's historical consolidated financial statements was not material. Consequently, prior period and current year financial statements were not restated for this transaction. The remaining two pooling-of-interests transactions were completed by CompScript and the accounts and results of operations of these entities were included in the CompScript financial statements used to prepare Omnicare's restated financial statements.

PURCHASES

For all acquisitions accounted for as purchases, including insignificant acquisitions, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to final determination within one year after the acquisition date.

On September 17, 1998, Omnicare announced the completion of the acquisition of the institutional pharmacy operations of Extendicare Health Services, Inc. ("EHSI"), a wholly-owned subsidiary of Extendicare Inc. for $250 million in cash, 125,000 shares of Omnicare common stock and 1.5 million warrants to purchase Omnicare common stock at $48.00 per share. The warrants have a seven-year term and are first exercisable in September 2001. Based in Milwaukee, Wisconsin, the pharmacy business of EHSI, operating under the name United Professional Companies, Inc., had, at the time of acquisition, contracts to provide comprehensive pharmacy, related consulting and infusion therapy services to approximately 55,000 residents in more than 550 facilities in 12 states.

On September 16, 1997, Omnicare completed the acquisition of all outstanding shares of American Medserve Corporation ("AMC"). At the time of acquisition, AMC was providing comprehensive pharmacy and related services to approximately 51,400 residents in 720 long-term care facilities in 11 states. The cash purchase price of AMC was approximately $239.7 million, including bank debt totaling $16.7 million, which was retired immediately following the acquisition.

The following table summarizes the aggregate purchase price for all businesses acquired which have been accounted for as purchases (in thousands):

                                                     Businesses acquired in
                                         --------------------------------------------
                                            1998               1997             1996
                                         --------           --------         --------
Cash                                     $342,460           $392,906         $ 86,953
Amounts payable in the future              13,749             14,234           19,026
Common stock                               22,314             75,244           14,317
Warrants                                   10,509                287              696
Assumption of indebtedness                      -              2,520            5,296
                                         --------           --------         --------

                                         $389,032           $485,191         $126,288
                                         ========           ========         ========

Cash in the above table represents payments made in the year of acquisition, including retirement of indebtedness. This amount differs from cash paid for acquisition of businesses in the Consolidated Statement of Cash Flows due primarily to purchase price payments made during the year pursuant to acquisition agreements entered into in prior years.

Warrants outstanding issued in connection with acquisitions as of December 31, 1998 represent the right to purchase 2,076,431 shares of common stock. These warrants can be exercised at any time through 2005 at prices ranging from $14.25 to $48.00 per share. Warrants to purchase 175,422 shares of common stock, issued in prior years, were exercised in 1998.

The purchase agreements for acquisitions generally include provisions whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether certain future events occur. The agreements also include a number of representations and covenants by the seller and provide that if those covenants are violated or found not to have been true, Omnicare may offset any payments required to be made at a future date against any claims it may have under the agreement caused by the covenant and representation violations. There are no significant anticipated future offsets against indemnity provisions or related accruals as of December 31, 1998 and 1997. Amounts contingently payable through 2000 totaled $31,745,400 as of December 31, 1998 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved.

The results of operations of the companies acquired in purchase transactions have been included in the consolidated results of operations of the Company from the dates of acquisition.

Unaudited pro forma combined results of operations of the Company for the years ended December 31, 1998 and 1997, are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1997 and includes pooling-of-interests expenses, nonrecurring items and discontinued operations (in thousands, except per share data).

                                  For the years ended December 31,
                                     1998               1997
                                 --------------------------------
Pro Forma
Sales                             $1,655,727        $1,330,357
Net income                            81,089            36,297
Earnings per share:
  Basic                           $      .91        $      .42
  Diluted                         $      .90        $      .41

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

POOLING-OF-INTERESTS

On June 26, 1998, the Company completed the acquisition of CompScript, Inc. in a pooling-of-interests transaction. Pursuant to the terms of the merger agreement, CompScript stockholders received .12947 of a share of Omnicare common stock for each share owned of CompScript common stock. Omnicare issued approximately 1.8 million shares of its common stock with a value of approximately $67 million in this transaction.

CompScript is a Boca Raton, Florida-based provider of comprehensive pharmacy management, infusion therapy and related consulting services to the long-term care, alternate care and managed care markets. At the time of acquisition, CompScript served approximately 20,000 residents in 137 long-term care facilities in five states.

On June 29, 1998, the Company completed the acquisition of IBAH, Inc. in a pooling-of-interests transaction. Pursuant to the terms of the merger agreement, IBAH stockholders received .1638 of a share of Omnicare common stock for each share owned of IBAH common stock. Omnicare issued approximately 4.3 million shares of its common stock with a value of approximately $159 million in this transaction.

IBAH, headquartered in Blue Bell, Pennsylvania, is an international provider of comprehensive product development services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. IBAH offers services for all stages of drug development, that are intended to help client companies to accelerate products from discovery through development and commercialization more cost-effectively.

Net sales and net income (including pooling-of-interests expenses, nonrecurring items and discontinued operations) for Omnicare, CompScript and IBAH for the periods prior to the transactions are as follows (in thousands):

                                                     Omnicare          CompScript       IBAH            Total
                                                     --------          ----------       ----            -----
Six months ended June 30, 1998
       Sales                                         $616,453           $28,237         $53,762       $  698,452
       Net income (loss)                               35,085            (2,147)         (4,426)          28,512

Year ended December 31, 1997
       Sales                                         $895,702           $50,631         $88,051       $1,034,384
       Net income (loss)                               55,705            (2,357)         (1,397)          51,951

Year ended December 31, 1996
       Sales                                         $536,604           $42,716         $62,120       $  641,440
       Net income (loss)                               43,450            (1,156)            980           43,274

In connection with the CompScript and IBAH mergers, in the second quarter of 1998, Omnicare recorded a charge to operating expenses of $17,723,000 ($15,391,000 after taxes) for direct and other merger-related costs pertaining to the merger transactions and certain related restructuring actions.

Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs include severance and exit costs. Details of these costs follow (in thousands):

                                                            Utilized
                                                              as of           Balance at
                                               Initial      December 31,     December 31,
                                              Provision        1998              1998
                                              ---------    -------------     ------------
         Merger transaction costs              $14,096       $7,536             $6,560
         Restructuring costs:
                  Employee severance             1,413          395              1,018
                  Exit costs                     2,214        1,502                712
                                               -------       ------             ------
         Total                                 $17,723       $9,433             $8,290
                                               =======       ======             ======

Restructuring costs include the costs of restructuring the CompScript mail order pharmacy business and the cancellation of certain of its vendor agreements along with severance and exit costs associated with the consolidation of certain IBAH facilities and the restructuring of its pharmaceutics business. These actions resulted in the reduction of approximately 20 employees. Included in the exit costs are $1,948,000 of non-cash items. At December 31, 1998, all liabilities relating to these actions were classified as current liabilities.

In accordance with accounting rules for pooling-of-interests transactions, charges to operating income for acquisition-related expenses were recorded upon completion of the pooling acquisitions. These acquisition-related expenses totaled $15,441,000 ($13,869,000 aftertax) for the 1998 transactions, $4,321,000
($3,935,000 aftertax) for the 1997 transactions and $1,624,000 ($1,468,000 aftertax) for the 1996 transactions.

NOTE 3 - CASH AND CASH EQUIVALENTS

A summary of cash and cash equivalents follows (in thousands):

                                                                       December 31,
                                                                 1998            1997
                                                               ------------------------
Cash and cash equivalents:
     Cash                                                      $27,087         $ 37,433
     Money market funds                                          1,660            2,628
     U.S. Treasury bills                                             -           94,995
     U.S. government securities                                    884              846
     U.S. Treasury-backed repurchase agreements                 20,308            2,061
     Corporate bonds                                               604                -
     Commercial paper                                            3,769               99
                                                               -------         --------

                                                               $54,312         $138,062
                                                               =======         ========

Repurchase agreements represent investments in U.S. Treasury bills under agreements to resell the securities to the counterparty, usually overnight, but in no case longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the bank counterparty.

NOTE 4 - PROPERTIES AND EQUIPMENT

A summary of properties and equipment follows (in thousands):

                                                                 December 31,
                                                            1998             1997
                                                          -------------------------
Land                                                      $  1,456         $  1,456
Buildings                                                    4,042            2,855
Machinery and equipment                                    119,929          104,966
Furniture, fixtures and leasehold improvements              87,798           46,088
                                                          --------         --------

                                                           213,225          155,365
Accumulated depreciation                                   (76,854)          (53,703)
                                                          ---------        ----------
                                                          $136,371         $101,662
                                                          =========        ==========

NOTE 5 - LEASING ARRANGEMENTS

The Company has operating leases that cover various real and personal property. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no significant contingent rentals in the Company's operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 1998 (in thousands):

                                    1999                        $15,280
                                    2000                         11,699
                                    2001                          8,309
                                    2002                          5,860
                                    2003                          4,035
                                    Later years                  20,403
                                                               --------

              Total minimum payments required                   $65,586
                                                               ========

Total rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 were $20,515,000, $13,345,000 and $9,809,000, respectively.

NOTE 6 - LONG-TERM DEBT

A summary of long-term debt follows (in thousands):

                                                                                      December 31,
                                                                                  1998              1997
                                                                              --------         ---------
Convertible Subordinated Notes due 2007                                       $345,000         $ 345,000
Revolving lines-of-credit                                                      305,000             6,715
Employee Stock Ownership Plan ("ESOP") Loan Guarantee                                -               940
Term loan with bank, 7.90% to 8.05%, due 2000 - 2002                                 -             6,737
Other bank debt, LIBOR + 2.75%, due 1998 - 2001                                      -             4,820
Non-revolving equipment loan                                                         -               938
Capitalized lease obligations                                                    4,400             6,199
Other                                                                                -             1,051
                                                                              --------         ---------
                                                                               654,400           372,400
Less current portion                                                            (2,844)          (13,252)
                                                                              --------         ---------

                                                                              $651,556         $ 359,148
                                                                              ========         =========

The following is a schedule by year of required long-term debt payments as of December 31, 1998 (in thousands):

                                    1999                       $  2,844
                                    2000                            925
                                    2001                        305,430
                                    2002                            155
                                    2003                             42
                                    Later years                 345,004
                                                               --------

                                                               $654,400
                                                               ========

Total interest payments made for the years ended December 31, 1998, 1997 and 1996 were $22,079,000, $4,986,000 and $5,591,000, respectively.

Convertible Subordinated Notes
------------------------------

On December 10, 1997, the Company issued $345,000,000 principal amount of 5.0% Convertible Subordinated Notes ("1997 Notes") due 2007. The 1997 Notes are convertible into common stock at any time after March 4, 1998 at the option of the holder at a price of $39.60 per share. In connection with the issuance of the 1997 Notes, the Company deferred $8.5 million in debt issuance costs. The Company amortized $850,000 and $51,000 of deferred debt issuance costs relating to the 1997 Notes in 1998 and 1997, respectively.

On October 1, 1993, the Company issued $80,500,000 principal amount of 5.75% Convertible Subordinated Notes ("1993 Notes") due 2003. The 1993 Notes were convertible into common stock at any time at the option of the holder at a price of $7.22 per share. The remaining 1993 Notes were converted in October 1996 into 10,201,700 shares of common stock. Prior to the October conversion, a portion of the 1993 Notes were converted into 613,444 shares of common stock during 1996. In connection with the 1993 Notes conversions, the Company recorded the $1.9 million in unamortized deferred debt issuance costs against the paid-in capital balance for the common stock issued. The Company amortized $220,000 of deferred debt issuance costs relating to the 1993 Notes in 1996 (prior to the final 1993 Notes conversion).

ESOP Loan Guarantee
-------------------

In 1988, the Company established an Employee Stock Ownership Plan ("ESOP") which currently covers certain acquired entities' employees and corporate headquarters employees. The ESOP used proceeds from a $4 million bank loan to purchase 1,973,748 shares of the Company's common stock on the open market at prices ranging from $1.94 to $2.13 per share. Inasmuch as the Company guaranteed the repayment of this obligation, it recorded the ESOP's bank debt as long-term debt and also as a reduction of stockholders' equity in the accompanying consolidated balance sheet. This obligation was paid in its entirety in 1998.

The ESOP serviced its debt with Company contributions which were previously made to the Company's Employee Savings and Investment Plan, and dividends received on shares held by the ESOP. Principal and interest payments on the bank debt were made in increasing quarterly installments over a ten-year period, the final payment being due on December 31, 1998. The loan bore interest at the per annum rate of 7% and was secured by the unallocated shares of common stock held by the ESOP trust. There were no unallocated shares at December 31, 1998. The unallocated shares had a fair market value equal to $9,738,000 as of December 31, 1997.

The Company funds ESOP expense as accrued. The components of total ESOP expense are as follows (in thousands):

                                          For the years ended December 31,
                                      1998               1997              1996
                                      -----------------------------------------
Interest expense                      $  30             $  90             $ 145
Principal payments                      940               720               600
Dividends on ESOP stock                (102)             (100)              (90)
                                      -----             -----             -----

                                      $ 868             $ 710             $ 655
                                      =====             =====             =====

Revolving Credit Facilities
---------------------------

In October 1996, the Company negotiated a five-year, $400 million line of credit agreement with a consortium of sixteen banks. Borrowings under this agreement bear interest based upon LIBOR plus a spread of 25 to 60 basis points, dependent upon the Company's fixed charge coverage ratio, or other rates negotiated with the banks. Additionally, a commitment fee on the unused portion of the facility ranges from 9 to 20 basis points, and is also based on the Company's fixed charge coverage ratio. The agreement contains debt covenants which include the fixed charge coverage ratio and minimum consolidated net worth.

In December 1998, the Company amended its five-year, $400 million line of credit dated October 1996 and entered into an additional 364-day, $400 million line of credit which can be converted at maturity into a one-year term loan. Borrowings under the amended five-year $400 million agreement bear interest based on LIBOR plus a spread of 90 to 125 basis points, dependent upon the Company's fixed charge coverage ratio. A commitment fee on the unused portion of the facility ranges from 20 to 35 basis points, also dependent upon the Company's fixed charge coverage ratio. A utilization fee has been added to this amended agreement which requires an additional spread of 10 to 25 basis points whenever borrowings exceed 50% of the $400 million line of credit. The amended agreement contains debt covenants which include the fixed charge coverage ratio and minimum consolidated net worth. The Company is in compliance with the covenants of the amended five-year agreement. The total amount outstanding under the amended five-year agreement as of December 31, 1998 was $305,000,000.

Borrowings under the new 364-day, $400 million line of credit bear interest based on LIBOR plus a spread of 75 to 162.5 basis points, dependent on the Company's debt ratings from Moody's Investors Service, Inc. and Standard & Poor's Ratings Group. A commitment fee on the unused portion of the facility ranges from 10 to 25 basis points, and is also based on the Company's debt ratings from Moody's and Standard & Poor's. The agreement contains debt covenants which include the fixed charge coverage ratio and minimum consolidated net worth. The Company is in compliance with these covenants. At December 31, 1998, there were no borrowings under the new credit facility. In connection with the amended five-year agreement and the new 364-day, $400 million line of credit, the Company deferred $1.8 million in debt issuance costs which is being amortized over the life of the agreements.

NOTE 7 - PUBLIC OFFERING OF COMMON STOCK

In March 1996, the Company completed a public offering of 5,750,000 shares (pre-1996 stock split) of common stock resulting in gross proceeds of $298,281,000 (before underwriting discounts and expenses). In April 1996, IBAH completed a public offering of its common stock that resulted in gross proceeds of $19,500,000.

NOTE 8 - STOCK INCENTIVE PLANS

The Company has three stock incentive plans under which it may grant stock-based incentives to key employees.

Under the 1992 Long-Term Stock Incentive Plan, the Company may grant stock awards, and stock options may be granted at a price equal to the fair market value at the date of grant. Under this plan, stock options generally become exercisable beginning one year following the date of grant in four equal annual installments. As of December 31, 1998, 1,380,376 shares were available for grant under this plan.

During 1995, the Company's Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2,520,000 shares of Company common stock available for grant at an exercise price of 125% of the stock's fair market value at the date of grant. No options have been granted under this plan.

During 1998, the Company's Board of Directors approved the 1998 Long-Term Employee Incentive Plan, under which the Company may grant stock-based incentives to employees (excluding officers and directors of the Company) in an aggregate amount up to 1,000,000 shares of Company common stock for non-qualified options, stock awards and stock appreciation rights. No stock-based incentives have been granted under this plan.

In connection with the 1998 pooling-of-interests business combinations described in Note 2, the Company converted all outstanding options to purchase common stock of CompScript, Inc. and IBAH, Inc. into options to acquire approximately 924,000 shares of the Company's common stock at exercise prices of $0.73 to $77.24 per share.

Summary information for stock options is presented below (in thousands, except exercise price data):

                                                      1998                      1997                       1996
------------------------------------------------------------------------------------------------------------------
                                                     Weighted                  Weighted                   Weighted
                                                     Average                   Average                    Average
                                                     Exercise                  Exercise                   Exercise
                                         Shares       Price        Shares       Price         Shares        Price
------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of
year                                     3,206    $    17.85        3,151    $    14.78        2,717    $     8.41
Options granted                            804         36.10        1,111         26.91          902         30.35
Options exercised                         (531)        12.66       (1,003)        17.11         (436)         6.72
Options forfeited                         (342)        26.19          (53)        31.40          (32)        23.72
------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year         3,137    $    23.03        3,206    $    17.85        3,151    $    14.78
------------------------------------------------------------------------------------------------------------------
Options exercisable, end of year         1,598                      1,592                      1,563
------------------------------------------------------------------------------------------------------------------

The following summarizes information about stock options outstanding and exercisable as of December 31, 1998 (in thousands, except exercise price and year data):

                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
---------------------------------------------------  -------------------------------------------
                                     Weighted
                                      Average          Weighted                         Weighted
                      Number         Remaining         Average          Number          Average
    Range of        Outstanding     Contractual        Exercise       Exercisable      Exercise
 Exercise Prices    at 12/31/98    Life (in years)       Price        at 12/31/98        Price
---------------------------------------------------  -------------------------------------------
 $  .73 - $12.13        1,188            4.80          $  8.33             960          $  7.44
   13.35 - 30.22          946            7.69            25.98             464            23.95
   31.25 - 36.72          803            9.54            36.20              16            34.02
   37.77 - 77.24          200            7.48            43.53             158            44.17
---------------------------------------------------  -------------------------------------------
 $  .73 - $77.24        3,137            7.06           $23.03           1,598          $ 16.13
---------------------------------------------------  -------------------------------------------

Nonvested stock awards that are granted to key employees at the discretion of the Incentive Committee are restricted as to the transfer of ownership and generally vest over a seven-year period with a greater proportion vesting in the latter years. Unrestricted stock awards are granted annually to members of the Board of Directors. The fair value of a stock award is equal to the fair market value of a share of Company stock at the grant date.

Summary information relating to stock award grants is presented below:

                                                            For the years ended December 31,
                                                           1998          1997            1996
                                                        ---------------------------------------
Nonvested shares                                          369,651       421,464         378,092

Unrestricted shares                                         5,600         6,000           6,400

Weighted-average grant date fair value                  $   31.75     $   27.36       $   23.99

When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 1998, 1997 and 1996, the amount of compensation expense related to stock awards charged against income was $2,090,000, $1,312,000 and $937,000, respectively.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based incentives granted under these plans according to APB Opinion 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized for the stock options granted under the incentive plans. The fair value of each option at grant date is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rate of 5.75% (6% in 1997 and 1996), volatility of 36% (35% in 1997 and 32% in 1996), dividend yield of 0.2% and expected life of 4.2 years. The weighted average fair value at grant date during 1998, 1997 and 1996 was $13.38, $11.87 and $11.10, respectively.

Pro forma data (including pooling-of-interests expenses, nonrecurring items and discontinued operations) as though the Company had accounted for stock-based compensation cost in accordance with SFAS No. 123 are as follows (in thousands, except per share data):

                                                         For the years ended December 31,
                                                           1998        1997       1996
                                                          ------------------------------
           Pro Forma
           Net income                                     $77,707    $49,923    $40,044
           Earnings per share:
              Basic                                       $   .87    $   .58    $   .58
              Diluted                                     $   .87    $   .58    $   .53

The above pro forma information includes only stock options granted in 1995 and thereafter. Because it does not include stock options granted prior to 1995, the pro forma effects are not representative of effects on net income or earnings per share for future years.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company subleases offices from Chemed Corporation ("Chemed"), a 1% stockholder, and is charged for the occasional use of Chemed's corporate aviation department, consulting services pertaining to information systems development and other incidental expenses based on Chemed's cost. The Company believes that the method by which such charges are determined is reasonable and that the charges are essentially equal to that which would have been incurred if the Company had operated as an unaffiliated entity. Charges to the Company for these services for the years ended December 31, 1998, 1997 and 1996 were $2,162,000, $4,039,000 and $7,139,000, respectively. Net amounts owed by the Company to Chemed as of December 31, 1998 and 1997 were $309,000 and $556,000, respectively.

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

Actuarial assumptions used to calculate the Accumulated Benefit Obligation and net expenses include a 6.75% interest rate as of December 31, 1998 (7% and 7.25% at December 31, 1997 and 1996, respectively), an expected long-term rate of return on assets of 8% and a 6% rate of increase in compensation levels.

The Accumulated Benefit Obligation in excess of plan assets as of December 31, 1998 and 1997 was $8,214,000 and $5,008,000, respectively. In 1997, the Company changed the actuarial assumptions used to determine the Accumulated Benefit Obligation by using the actual compensation history of participants rather than an estimated compensation history based on current compensation projected backwards at the assumed rate of increase in compensation levels (6%). The net expenses relating to the Company's defined contribution and defined benefit plans (including the ESOP described in Note 6) for the years ended December 31, 1998, 1997 and 1996 were $4,110,000, $3,293,000 and $1,907,000, respectively.

NOTE 11 - INCOME TAXES

The provision for income taxes for continuing operations is comprised of the following (in thousands):

                                                        For the years ended December 31,
                                                     1998            1997            1996
                                                    --------------------------------------
Current:
    Federal                                         $44,968         $27,155        $21,762
    State and local                                   2,940           4,528          3,836
                                                    -------         -------        -------
                                                     47,908          31,683         25,598
                                                    -------         -------        -------

Deferred:
    Federal                                           7,131           8,734          2,974
    State                                               448           1,411             41
                                                    -------         -------        -------
                                                      7,579          10,145          3,015
                                                    -------         -------        -------
Income Taxes                                        $55,487         $41,828        $28,613
                                                    =======         =======        =======

Tax benefits related to the exercise of stock options, stock awards and stock warrants have been credited to paid-in-capital in amounts of $6,392,000, $7,827,000 and $2,243,000 for 1998, 1997 and 1996, respectively.

The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

                                                            For the years ended December 31,
                                                         1998              1997            1996
                                                    -------------    -------------    -------------
Federal income tax at the statutory rate            $47,553  35.0%   $33,560  35.0%   $25,295  35.0%
State and local income taxes, net
  of  federal income tax benefit                      3,012   2.2      4,115   4.3      2,482   3.4
Amortization of nondeductible
  intangible assets                                   1,894   1.4      1,414   1.5       628    0.9
Nondeductible pooling-of-interest/merger expenses     2,291   1.7      1,079   1.1       408    0.6
Nondeductible nonrecurring charge (Note 13)               -     -      1,855   1.9         -      -
Effect of foreign losses not benefited                    -     -      1,466   1.5       484    0.7
NOL carryforward (utilized)                               -     -     (2,694) (2.8)   (1,686)  (2.3)
Other                                                   737   0.5      1,033   1.1     1,002    1.3
                                                    -------  ----    -------  ----   -------   ----
Total income taxes                                  $55,487  40.8%   $41,828  43.6%  $28,613   39.6%
                                                    =======  ====    =======  ====   =======   ====

Income tax payments made in 1998, 1997 and 1996 amounted to $27,252,000, $22,824,000 and $19,749,000, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):

                                                                         December 31,
                                                                       1998           1997
                                                                   --------        -------
Accounts receivable reserves                                       $  2,715        $ 5,796
Accrued liabilities                                                  28,982         12,259
Other                                                                   816            698
                                                                   --------        -------
    Gross deferred tax assets                                       $32,513        $18,753
                                                                   ========        =======

Fixed assets and depreciation  methods                             $  5,541        $ 3,495
Amortization of intangibles                                          25,858         12,129
Other current and noncurrent assets                                   4,570          2,553
Other                                                                   426            628
                                                                   --------        -------
    Gross deferred tax liabilities                                  $36,395        $18,805
                                                                   ========        =======

NOTE 12 - EARNINGS PER SHARE DATA

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                         For the year ended December 31, 1998
                                         ------------------------------------
                                          Income         Shares        Per Share
                                       (Numerator)    (Denominator)      Amount
                                       -----------    -------------      ------
Basic EPS
Net income                             $   80,379         89,081       $    0.90
                                                                       =========

Effect of Dilutive Securities
Stock options and stock warrants                -            705
                                       ----------         ------
Diluted EPS
Net income plus assumed conversions    $   80,379         89,786       $    0.90
                                       ==========         ======       =========

                                         For the year ended December 31, 1997
                                         ------------------------------------
                                          Income         Shares        Per Share
                                       (Numerator)    (Denominator)      Amount
                                       -----------    -------------      ------
Basic EPS
Income from continuing operations      $   54,105         85,692       $    0.63
                                                                       =========

Effect of Dilutive Securities
Stock options and stock warrants                -          1,018
                                       ----------         ------

Diluted EPS
Income from continuing operations
  plus assumed conversions             $   54,105         86,710       $    0.62
                                       ==========         ======       =========

                                         For the year ended December 31, 1996
                                         ------------------------------------
                                          Income         Shares        Per Share
                                       (Numerator)    (Denominator)      Amount
                                       -----------    -------------      ------
Basic EPS
Income from continuing operations      $   43,663         69,884       $    0.62
                                                                       =========
Effect of Dilutive Securities
Stock options and stock warrants                -          3,256
1993 Convertible Subordinated Notes         2,266          7,949
                                       ----------         ------
Diluted EPS
Income from continuing operations
  plus assumed conversions             $   45,929         81,089       $    0.57
                                       ==========         ======       =========

The $345,000,000 of 5.0% Convertible Subordinated Notes due 2007 that are convertible into 8,712,121 shares at $39.60 per share were outstanding during 1998 and December 1997, but were not included in the computation of diluted EPS because the impact during these periods was anti-dilutive.

NOTE 13 - NONRECURRING EXPENSES

In the second quarter of 1998, the Company recorded a nonrecurring charge related to the restructuring of the CompScript mail order business and the cancellation of certain of its vendor contracts along with the costs of consolidation of certain IBAH facilities and the restructuring of its pharmaceutics business of $3,627,000 before taxes ($2,689,000 after taxes, or $.03 per basic and diluted share).

On April 17, 1998, Omnicare concluded the previously announced tentative settlement with the U.S. Attorney's office in the Southern District of Illinois regarding the government's investigation of its Belleville, Illinois subsidiary, Home Pharmacy Services, Inc. In accordance with the terms of the tentative settlement, in the third quarter of 1997, Omnicare recorded a nonrecurring charge of $6,313,000 ($5,958,000 aftertax) for the estimated costs and legal and other expenses associated with resolving the investigation. The $6,313,000 consisted of anticipated payments to the government agencies of $5,300,000 and estimated legal and other professional fees directly attributable to the investigation of $1,013,000. The reserve was adequate to cover the final settlement. The settlement did not result in any criminal charges against Home Pharmacy Services. Additionally, Home Pharmacy Services continues to participate in government reimbursement programs under the terms of the settlement. Home Pharmacy Services, which was acquired by Omnicare in 1992, has continued to provide complete pharmacy services to nursing facility residents in its market area without interruption. The pharmacy operation accounted for less than 2% of Omnicare's total sales and net income for the year ended December 31, 1998.

During 1997, IBAH implemented a restructuring plan for its International Division and recorded one-time restructuring charges of $1,208,000 ($1,208,000 after taxes), consisting primarily of termination benefits for 14 employees and an accrual for lease-related charges. As of December 31, 1998, substantially all of the employees had been terminated and $452,000 of termination benefits had been paid. In addition, lease-related costs of $323,000 had been paid. Substantially all of the remaining termination benefits and lease-related charges are expected to be paid by the end of 1999.

On July 18, 1996, IBAH purchased all of the outstanding shares of stock of Resource Biometrics, Inc. ("RBI"). In connection with the RBI acquisition, IBAH allocated $510,000 ($510,000 after taxes) of the excess of purchase price over book value on the acquisition date (based on an independent appraisal) to acquired research and development, which was charged to the statement of income as a nonrecurring item.

NOTE 14 - OTHER EXPENSE

In March 1997, CompScript recorded an $800,000 charge ($499,000 after taxes) relating to the write-down of a note receivable from a former affiliate of CompScript.

NOTE 15 - DISCONTINUED OPERATIONS

On June 30, 1997, IBAH closed the software commercialization unit of RBI. Accordingly, all operating results of this unit were reclassified from continuing operations to discontinued operations. This unit recorded a net loss of $389,000 for 1996 and $607,000 for the six months ended June 30, 1997. In addition, a loss on the disposal of this unit of $1,547,000 was reflected in the 1997 consolidated statement of income. IBAH did not record an income tax benefit on the loss from discontinued operations, as the realization of a corresponding deferred tax asset was uncertain. The loss on disposal was comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space. There were no remaining liabilities related to the loss on disposal at December 31,1998.

NOTE 16 - SEGMENT INFORMATION

Based on the "management approach" as defined by SFAS No. 131, Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities. The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries.

The table below presents information about the reportable segments as of and for the years ended December 31, 1998, 1997 and 1996 (in thousands):

1998:
-----
                                                              Corporate
                                  Pharmacy        CRO            and         Consolidated
                                  Services      Services    Consolidating       Totals
                                  --------      --------    -------------       ------

Sales                           $1,394,768     $122,602               -       $1,517,370
Depreciation and amortization       41,994        5,091       $     551           47,636
Operating income, excluding
    acquisition expenses and
    nonrecurring expenses          185,305       12,725        (22,841)          175,189
Acquisition expenses               (10,172)      (5,269)             -           (15,441)
Nonrecurring expenses               (1,245)      (2,382)             -            (3,627)
Operating income                   173,888        5,074        (22,841)          156,121
Total assets                     1,686,643      120,693         96,493         1,903,829
Expenditures for additions
     to long-lived assets           45,789        5,306          2,084            53,179

1997:
-----
                                                             Corporate
                                   Pharmacy         CRO         and         Consolidated
                                   Services      Services   Consolidating      Totals
                                   --------      --------   -------------      ------
Sales                           $   946,333    $    88,051              -    $ 1,034,384
Depreciation and amortization        26,211          4,660    $       234         31,105
Operating income, excluding
    acquisition expenses and
    nonrecurring expenses           125,822          2,925        (19,336)       109,411
Acquisition expenses                 (2,359)        (1,962)             -         (4,321)
Nonrecurring expenses                (6,313)        (1,208)             -         (7,521)
Operating income                    117,150           (245)       (19,336)        97,569
Total assets                      1,141,298        104,569        166,279      1,412,146
Expenditures for additions
     to long-lived assets            30,796          9,229          1,253         41,278

1996:
-----
                                                          Corporate
                                  Pharmacy       CRO         and       Consolidated
                                  Services    Services  Consolidating      Totals
                                  --------    --------  -------------      ------
Sales                           $ 579,320    $  62,120            -    $ 641,440
Depreciation and amortization      15,677        2,968    $     289       18,934
Operating income, excluding
    acquisition expenses and
    nonrecurring expenses          78,338        1,464      (13,199)      66,603
Acquisition expenses               (1,624)           -            -       (1,624)
Nonrecurring expenses                   -         (510)           -         (510)
Operating income                   76,714          954      (13,199)      64,469
Total assets                      517,152       92,126      219,031      828,309
Expenditures for additions
     to long-lived assets          22,726        2,646        4,862       30,234

The following summarizes sales and long-lived assets by geographic area as of and for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                Sales                          Long-Lived Assets
                ------------------------------------   ------------------------------------
                   1998         1997         1996         1998         1997         1996
                ----------   ----------   ----------   ----------   ----------   ----------
United States   $1,483,443   $1,012,988   $  620,545   $  133,173   $   98,541   $   63,992
Foreign             33,927       21,396       20,895        3,198        3,121        2,093
                ----------   ----------   ----------   ----------   ----------   ----------
Total           $1,517,370   $1,034,384   $  641,440   $  136,371   $  101,662   $   66,085
                ==========   ==========   ==========   ==========   ==========   ==========

Foreign sales are based on the country in which the sales originate. No individual foreign country's sales were material to the consolidated sales of Omnicare.

NOTE 17 - SUMMARY OF QUARTERLY RESULTS  (UNAUDITED)

The following table presents the Company's quarterly financial information for 1998 and 1997 (in thousands, except per share data):

                                       First          Second         Third        Fourth           Full
                                      Quarter        Quarter        Quarter       Quarter          Year
                                   -----------    -----------    -----------    -----------    -----------
1998 (a)(c)
Sales                              $   340,258    $   358,194    $   383,647    $   435,271    $ 1,517,370
Cost of sales                          238,936        249,615        267,168        303,024      1,058,743
                                   -----------    -----------    -----------    -----------    -----------
Gross profit                           101,322        108,579        116,479        132,247        458,627
Selling, general and
      administrative expenses           63,536         67,408         71,708         80,786        283,438
Acquisition expenses, pooling-
      of-interests                         491         14,096              -            854         15,441

Nonrecurring expenses                        -          3,627              -              -          3,627
                                   -----------    -----------    -----------    -----------    -----------

Operating income                        37,295         23,448         44,771         50,607        156,121

Interest (expense), net of

      investment income                 (3,325)        (3,458)        (4,678)        (8,794)       (20,255)
                                   -----------    -----------    -----------    -----------    -----------

Income before income taxes              33,970         19,990         40,093         41,813        135,866

Income taxes                            13,564         11,884         14,353         15,686         55,487
                                   -----------    -----------    -----------    -----------    -----------
Net income                         $    20,406    $     8,106    $    25,740    $    26,127    $    80,379
                                   ===========    ===========    ===========    ===========    ===========

Earnings per share (b)

       Basic                       $      0.23    $      0.09    $      0.29    $      0.29    $      0.90
                                   ===========    ===========    ===========    ===========    ===========

       Diluted                     $      0.23    $      0.09    $      0.29    $      0.29    $      0.90
                                   ===========    ===========    ===========    ===========    ===========

Weighted average number of

      common shares outstanding:

       Basic                            88,114         88,824         89,493         89,868         89,081
                                   ===========    ===========    ===========    ===========    ===========

       Diluted                          89,085         89,918         90,054         90,197         89,786
                                   ===========    ===========    ===========    ===========    ===========

                                              First          Second         Third         Fourth          Full
                                             Quarter        Quarter        Quarter       Quarter          Year
                                          -----------    -----------    -----------    -----------    -----------
1997 (a)(c)

Sales                                     $   212,424    $   236,896    $   264,112    $   320,952    $ 1,034,384
Cost of sales                                 149,128        165,680        185,349        225,766        725,923
                                          -----------    -----------    -----------    -----------    -----------
Gross profit                                   63,296         71,216         78,763         95,186        308,461
Selling, general and
     administrative expenses                   40,746         46,307         50,209         61,788        199,050
Acquisition expenses, pooling-
     of-interests                               1,591            944              -          1,786          4,321

Nonrecurring expenses                               -          1,078          6,313            130          7,521
                                          -----------    -----------    -----------    -----------    -----------

Operating income                               20,959         22,887         22,241         31,482         97,569

Interest (expense), net of

     investment income                          1,575          1,051           (231)        (3,231)          (836)
Other expenses                                   (800)             -              -              -           (800)
                                          -----------    -----------    -----------    -----------    -----------
Income before income taxes                     21,734         23,938         22,010         28,251         95,933

Income taxes                                    9,462         10,217         10,614         11,535         41,828
                                          -----------    -----------    -----------    -----------    -----------

Income from continuing operations              12,272         13,721         11,396         16,716         54,105
Loss from discontinued operations (d)            (300)        (1,854)             -              -         (2,154)
                                          -----------    -----------    -----------    -----------    -----------
Net income                                $    11,972    $    11,867    $    11,396    $    16,716    $    51,951
                                          ===========    ===========    ===========    ===========    ===========

Earnings (loss) per share - Basic (b)

     Continuing operations                $      0.15    $      0.16    $      0.13    $      0.19    $      0.63
     Discontinued operations (d)                (0.01)         (0.02)             -           --            (0.02)
                                          -----------    -----------    -----------    -----------    -----------
       Net income                         $      0.14    $      0.14    $      0.13    $      0.19    $      0.61
                                          ===========    ===========    ===========    ===========    ===========

Earnings (loss) per share - Diluted (b)

     Continuing operations                $      0.15    $      0.16    $      0.13    $      0.19    $      0.62
     Discontinued operations (d)                (0.01)         (0.02)             -           --            (0.02)
                                          -----------    -----------    -----------    -----------    -----------
       Net income                         $      0.14    $      0.14    $      0.13    $      0.19    $      0.60
                                          ===========    ===========    ===========    ===========    ===========

Weighted average number of

     common shares outstanding:

      Basic                                    83,498         85,674         86,381         87,165         85,692
                                          ===========    ===========    ===========    ===========    ===========
      Diluted                                  84,648         86,586         87,436         88,041         86,710
                                          ===========    ===========    ===========    ===========    ===========

(a) The accompanying consolidated financial statements have been restated to include the results of operations of CompScript, Inc. and IBAH, Inc., acquired in June 1998 pooling-of-interests transactions.

(b) Earnings per share is calculated independently for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings per share amount.

(c) Included in the 1998 net income and 1997 income from continuing operations amounts are the following aftertax pooling-of-interests expenses and nonrecurring and other charges (in thousands):

                                       First       Second       Third       Fourth        Full
                                     Quarter      Quarter      Quarter      Quarter       Year
                                     -------      -------      -------      -------       ----

1998
----
Acquisition expenses, pooling-
  of-interests (Note 2)              $   415      $12,702      $     -      $   752      $13,869
Nonrecurring expenses (Note 13)            -        2,689            -            -        2,689
                                     -------      -------      -------      -------      -------
Total                                $   415      $15,391      $     -      $   752      $16,558
                                     =======      =======      =======      =======      =======

1997
----

Acquisition expenses, pooling-
  of-interests (Note 2)              $ 1,467      $   826      $     -      $ 1,642      $ 3,935
Nonrecurring expenses (Note 13)            -        1,078        5,958          130        7,166
Other expense (Note 14)                  499            -            -            -          499
                                     -------      -------      -------      -------      -------
Total                                $ 1,966      $ 1,904      $ 5,958      $ 1,772      $11,600
                                     =======      =======      =======      =======      =======

(d) Relates to the discontinued operations of the software commercialization unit of Research Biometrics, Inc., a subsidiary of IBAH. All operating results of this business have been reclassified from continuing operations to discontinued operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information regarding the Company's executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in the Company's 1999 Proxy Statement which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

        Information required under this Item is set forth in the Company's 1999 Proxy Statement which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required under this Item is set forth in the Company's 1999 Proxy Statement which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this Item is set forth in the Company's 1999 Proxy Statement which is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)      Financial Statements

                The 1998 Consolidated Financial Statements of Omnicare are included in Part II, Item 8.

    (a)(2)      Financial Statement Schedule

                See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Filing.

    (a)(3)      Exhibits

                See Index of Exhibits.

    (b)         Reports on Form 8-K

                On November 30, 1998, a Form 8-K/A was filed relating to the Company's acquisition of substantially all of the institutional pharmacy assets of Extendicare Health Services, Inc. and certain subsidiaries of Extendicare. On December 29, 1998, a Form 8-K/A was filed relating to the Company's amendment of its $400 million Credit Agreement and its entering into a $400 million 364-Day Credit Agreement, both dated December 21, 1998.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of March 1999.


                                OMNICARE, INC.

                                /s/ David W. Froesel, Jr.
                                ------------------------------------
                                David W. Froesel, Jr.
                                Senior Vice President and
                                Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                 Title                                 Date
---------                 -----                                 ----
/s/Edward L. Hutton       Chairman and Director                  )
------------------------  (Principal Executive Officer)          )
Edward L. Hutton                                                 )
                                                                 )
/s/Joel F. Gemunder       President and Director                 )
------------------------  (Principal Executive Officer)          )
Joel F. Gemunder                                                 )
                                                                 )
/s/David W. Froesel, Jr.  Senior Vice President and              )
------------------------  Chief Financial Officer                )
David W. Froesel, Jr.     (Principal Financial and               )
                          Accounting Officer)                    )
                                                                 )
                                                                 )
Ronald K. Baur, Director*                                        )
Timothy E. Bien, Director*                                       )
Charles H. Erhart, Jr., Director                                 )
Mary Lou Fox, Director*                                          )
Thomas C. Hutton, Director*                                  March 30, 1999
Patrick E. Keefe, Director*                                      )
Sandra E. Laney, Director*                                       )
Andrea R. Lindell, Director*                                     )
Sheldon Margen, M.D., Director                                   )
Kevin J. McNamara, Director*                                     )




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


                                  /s/Cheryl D. Hodges
                                  -----------------------------
                                  Cheryl D. Hodges
                                  (Attorney-in-Fact)

                                  Schedule II

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Valuation and Qualifying Accounts (1)
                                 (in thousands)

                                                      Additions
                                   Balance at          charged                             Write-offs,      Balance
                                  beginning of         to cost                               net of          at end
                                     period         and expenses        Acquisitions       recoveries      of period
                                  ------------      -------------       ------------       ----------      ---------

Allowance for
 uncollectible
 accounts receivable

Year ended
December 31,

   1998                             $17,994          $12,405              $ 9,057           ($8,039)         $31,417

   1997                               6,790            8,370               10,002            (7,168)          17,994

   1996                               5,991            4,457                  322            (3,980)           6,790

Allowance for
 uncollectible
 accounts receivable,
 discontinued operations

Year ended
December 31,

   1998                             $     -          $     -              $     -            $    -          $     -

   1997                                   -                -                    -                 -                -

   1996                                 282                -                    -              (282)               -

(1) The consolidated financial statements, and accordingly, this schedule, have been restated as of and for the years ended December 31, 1997 and 1996 to include the financial position and results of operations of CompScript, Inc. and IBAH, Inc., both acquired in June 1998 pooling-of-interests transactions.

                    Numbers Refer to Item 601 Regulation S-K and         Document Incorporated by Reference from a Previous Filing
                               Description of Exhibit                                 or Filed Herewith, as Indicated Below
                 --------------------------------------------------     -----------------------------------------------------------
           (3.1) Restated Certificate of Incorporation of               Form 10-K
                 Omnicare, Inc.                                         March 31, 1997

           (3.2) By-Laws of Omnicare, Inc., as amended                  Form S-3
                                                                        September 28, 1998

           (4.1) Credit Agreement (the "Credit Agreement")              Form 10-K
                 among Omnicare, Inc., First National Bank              March 31, 1997
                 of Chicago, Agent, and certain banks dated
                 as of October 22, 1996

           (4.2) Amendment No. 1 to the Credit Agreement                Filed Herewith
                 dated as of December 23, 1997

           (4.3) Amendment No. 2 to the Credit Agreement                Form 8-K
                 dated as of December 21, 1998                          December 29, 1998

           (4.4) Indenture dated as of December 10, 1997 between        Form S-3
                 the Company and The First National Bank of             February 6, 1998
                 Chicago, as Trustee

           (4.5) 364-Day Credit Agreement among Omnicare, Inc.,         Form 8-K
                 The First National Bank of Chicago, Agent, and         December 29, 1998
                 certain banks dated as of December 21, 1998

          (10.1) Executive Salary Protection Plan, as amended,          Form 10-K
                 May 22, 1981                                           March 25, 1996

          (10.2) 1981 Stock Incentive Plan, as amended                  Form 10-K
                                                                        March 25, 1988

          (10.3) 1989 Stock Incentive Plan                              Proxy Statement for 1989 Annual Meeting of Stockholders
                                                                        dated April 10, 1989

          (10.4) 1992 Long-Term Stock Incentive Plan                    Proxy Statement for 1997 Annual Meeting of Stockholders
                                                                        dated March 31, 1997

          (10.5) 1995 Premium-Priced Stock Option Plan                  Proxy Statement for 1995 annual Meeting of Stockholders
                                                                        dated April 10, 1995

                    Numbers Refer to Item 601 Regulation S-K and         Document Incorporated by Reference from a Previous Filing
                               Description of Exhibit                                 or Filed Herewith, as Indicated Below
                 --------------------------------------------------     -----------------------------------------------------------
          (10.6) 1998 Long-Term Employee Incentive Plan                 Filed Herewith

          (10.7) Excess Benefits Plan                                   Form 10-K March 25, 1988

          (10.8) Form of Indemnification Agreement with Directors       Filed Herewith
                 and Officers

          (10.9) Employment Agreements with J.F. Gemunder and           Form 10-K
                 C.D. Hodges dated                                      March 29, 1989
                 August 4, 1988

         (10.10) Employment Agreement with                              Form 10-K
                 P.E. Keefe dated                                       March 25, 1994
                 March 4, 1993

         (10.11) Split Dollar Agreement with                            Form 10-K
                 E.L. Hutton dated                                      March 25, 1996
                 June 1, 1995 (Agreement in the same form exists
                 with J.F. Gemunder)

         (10.12) Split Dollar Agreement dated June 1, 1995              Form 10-K
                 (Agreements in the same form exist with the            March 25, 1996
                 following Executive Officers: C.D. Hodges, P.E.
                 Keefe and T.E. Bien)

         (10.13) Annual Incentive Plan for Senior Executive             Proxy Statement for 1996 Annual Meeting of Shareholders
                 Officers                                               dated May 20, 1996

         (10.14) Employment Agreement with T.E. Bien dated              Form 10-K
                 January 1, 1994                                        March 31, 1997

         (10.15) Employment Agreement with D.W. Froesel dated           Form 10-K
                 February 17, 1996                                      March 31, 1997

         (10.16) Employment Agreement with                              Form 10-K
                 M.L. Fox dated April 4, 1996                           March 31, 1997

         (10.17) Consulting Agreement with                              Form 10-K
                 MLF Co. dated April 4, 1996                            March 31, 1997

                    Numbers Refer to Item 601 Regulation S-K and         Document Incorporated by Reference from a Previous Filing
                               Description of Exhibit                                 or Filed Herewith, as Indicated Below
                 --------------------------------------------------     -----------------------------------------------------------
         (10.18) Amendment to Employment Agreement with J.F.            Filed Herewith
                 Gemunder dated as of March 3, 1999 (Amendments in
                 the same form exist with the following Executive
                 Officers:
                 P.E. Keefe and C.D. Hodges)

         (10.19) Asset Purchase Agreement, dated as of July 29,         Form 8-K
                 1998, among Omnicare, Inc., Badger Acquisition         August 7, 1998
                 Corp., Extendicare Health Services, Inc., and
                 certain subsidiaries of Extendicare Health
                 Services, Inc.

            (12) Statement of Computation of Ratio of Earnings to       Filed Herewith
                 Fixed Charges

            (21) Subsidiaries of                                        Filed Herewith
                 Omnicare, Inc.

          (23.1) Consent of                                             Filed Herewith
                 PricewaterhouseCoopers LLP

          (23.2) Consent of                                             Filed Herewith
                 Ernst and Young LLP

          (23.3) Consent of                                             Filed Herewith
                 Arthur Andersen LLP

            (24) Powers of Attorney                                     Filed Herewith

            (27) Financial Data Schedule                                Filed Herewith