Form 10-Q
period 1999-03-31
OMNICARE INC
filed 1999-05-17
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1999
                          Commission File Number 1-8269

                                 OMNICARE, INC.
                                 --------------


Incorporated under the laws of the                I.R.S. Employer Identification
        State of Delaware                                 No. 31-1001351


           100 East RiverCenter Boulevard, Covington, Kentucky 41011
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip code)


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

        2)     has been subject to such filing requirement for the past 90 days.

Yes  x           No
    ---              ---


COMMON STOCK OUTSTANDING



                                    Number of
                                     Shares                 Date
                                     ------                 ----
Common Stock, $1 par value         90,683,017         March 31, 1999

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES

                                      Index


                                                                                       Page
                                                                                       ----
Part I.    Financial Information:

    Item 1.    Financial Statements

           Consolidated Balance Sheet -
               March 31, 1999 and December 31, 1998                                      3

           Consolidated Statement of Income -
               Three months ended -
               March 31, 1999 and 1998                                                   4

           Consolidated Statement of Cash Flows -
               Three months ended -
               March 31, 1999 and 1998                                                   5

           Notes to Consolidated Financial Statements                                    6

    Item 2.    Management's Discussion and Analysis of Results of
               Operations and Financial Condition                                        9

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk               13

Part II.   Other Information:

    Item 6.    Exhibits and Reports on Form 8-K                                         14

                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                  UNAUDITED


(In thousands, except share data)
                                                                                   March 31,        December 31,
                                                                                      1999               1998
                                                                                  ----------        ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                      $71,440             $54,312
      Accounts receivable, less allowances of
      $31,459 (1998-$31,417)                                                         388,494             379,624
      Inventories                                                                    141,674             117,936
      Deferred income tax benefits                                                    19,129              12,348
      Other current assets                                                            45,512              39,078
                                                                                  ----------        ------------
             Total current assets                                                    666,249             603,298
Properties and equipment, at cost less accumulated
      depreciation of $83,843 (1998-$76,854)                                         143,742             136,371
Goodwill, less accumulated amortization
      of $59,237 (1998-$51,861)                                                    1,133,289           1,110,254
Other assets                                                                          59,760              53,906
                                                                                  ----------        ------------
      Total assets                                                                $2,003,040          $1,903,829
                                                                                  ----------        ------------
                                                                                  ----------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $94,549             $82,029
      Amounts payable pursuant to acquisition agreements                              12,212              10,230
      Current portion of long-term debt                                                2,415               2,844
      Accrued employee compensation                                                   39,923              48,073
      Deferred revenue                                                                19,111              19,043
      Other current liabilities                                                       69,029              71,330
                                                                                  ----------        ------------
             Total current liabilities                                               237,239             233,549
                                                                                  ----------        ------------

Long-term debt                                                                       711,235             651,556
Deferred income taxes                                                                 15,963              16,230
Amounts payable pursuant to acquisition agreements                                    11,743              13,564
Other noncurrent liabilities                                                          26,449              25,459
                                                                                  ----------        ------------
             Total liabilities                                                     1,002,629             940,358
                                                                                  ----------        ------------
Stockholders' equity:
      Preferred stock-authorized 1,000,000 shares
             without par value; none issued
      Common stock-authorized 200,000,000 shares $1 par; 90,921,200 shares issued
             (1998-90,459,800 shares issued)                                          90,921              90,460
      Paid-in capital                                                                676,443             664,225
      Retained earnings                                                              251,704             225,937
                                                                                  ----------        ------------
                                                                                   1,019,068             980,622

      Treasury stock, at cost - 238,200 shares (1998-194,900 shares)                  (5,452)             (4,166)
      Deferred compensation                                                          (12,352)            (12,932)
      Cumulative translation adjustment                                                 (853)                (53)
                                                                                  ----------        ------------
             Total stockholders' equity                                            1,000,411             963,471
                                                                                  ----------        ------------
             Total liabilities and stockholders' equity                           $2,003,040          $1,903,829
                                                                                  ----------        ------------
                                                                                  ----------        ------------

      The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)

                                                                           Three Months Ended
                                                                               March 31,
                                                                         ----------------------
                                                                           1999           1998
                                                                         -------        -------
Sales                                                                    $445,688      $ 340,258
Cost of sales                                                             309,893        238,936
                                                                         --------      ---------

Gross profit                                                              135,795        101,322
Selling, general and administrative expenses                               81,983         63,536
Acquisition expenses, pooling-of-interests                                      -            491
                                                                         --------      ---------

Operating income                                                           53,812         37,295
Investment income                                                             282          1,446
Interest expense                                                           (9,981)        (4,771)
                                                                         --------      ---------

Income before income taxes                                                 44,113         33,970
Income taxes                                                               16,306         13,564
                                                                         --------      ---------

Net income                                                               $ 27,807       $ 20,406
                                                                         --------      ---------
                                                                         --------      ---------

Earnings per share:
    Basic                                                                $   0.31       $   0.23
                                                                         --------      ---------
                                                                         --------      ---------
    Diluted                                                              $   0.31       $   0.23
                                                                         --------      ---------
                                                                         --------      ---------

Weighted average number of
    common shares outstanding:
        Basic                                                              90,526         88,114
                                                                         --------      ---------
                                                                         --------      ---------
        Diluted                                                            90,881         89,085
                                                                         --------      ---------
                                                                         --------      ---------

Comprehensive income                                                     $ 27,303      $  20,455
                                                                         --------      ---------
                                                                         --------      ---------


    The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED

(In thousands)                                                                Three Months Ended
                                                                                  March 31,
                                                                            -----------------------
                                                                              1999           1998
                                                                            -------         -------
Cash flows from operating activities:
Net income                                                                 $ 27,807        $ 20,406
Adjustments to reconcile net income to net cash
    flows from operating activities:
        Depreciation and amortization                                        15,735          10,741
        Provision for doubtful accounts                                       3,841           2,608
        Deferred tax provision                                                1,145          (1,133)
Changes in assets and liabilities, net of effects
    from acquisition of businesses:
        Accounts receivable                                                 (13,850)         (4,284)
        Inventories                                                         (23,182)        (10,805)
        Current and noncurrent assets                                       (10,188)         (1,110)
        Payables and accrued liabilities                                     22,378          18,457
        Deferred revenue                                                         68          (3,462)
        Current and noncurrent liabilities                                   (6,379)          3,854
                                                                           --------        --------
                     Net cash flows from operating activities                17,375          35,272
                                                                           --------        --------

Cash flows from investing activities:
    Acquisition of businesses                                               (41,464)        (29,415)
    Capital expenditures                                                    (14,983)         (9,392)
    Marketable securities                                                         -           2,228
    Other                                                                      (786)           (166)
                                                                           --------        --------
                     Net cash flows from investing activities               (57,233)        (36,745)
                                                                           --------        --------

Cash flows from financing activities:
    Net borrowings on line-of-credit                                         60,000               -
    Principal payments on long-term obligations                                (425)         (2,081)
    Exercise of stock options and warrants,
        net of stock tendered in payment                                     (1,253)         (2,050)
    Dividends paid                                                           (2,040)         (1,623)
    Effect of exchange rate changes on cash and other                           704             175
                                                                           --------        --------
                     Net cash flows from financing activities                56,986          (5,579)
                                                                           --------        --------

Net increase (decrease) in cash and cash equivalents                         17,128          (7,052)

Cash and cash equivalents at beginning of period                             54,312         138,062
                                                                           --------        --------

Cash and cash equivalents at end of period                                 $ 71,440       $ 131,010
                                                                           --------        --------
                                                                           --------        --------

Supplemental disclosures of cash flow information:
Income taxes paid                                                           $ 6,592           $ 503
Interest paid                                                                 5,002             592

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

        Since January 1, 1999, the Company has completed one acquisition (excluding insignificant purchases of other assets) of an institutional pharmacy business which was accounted for as a purchase transaction. This transaction added approximately $3.4 million in revenues on an annualized basis. For any acquisition accounted for as a purchase, including insignificant purchases of other assets, the purchase price paid has been allocated to the fair value of the assets acquired and liabilities assumed and the results of operations of the acquired entity have been included in the consolidated results of the Company from the effective date of the acquisition.

Pooling-of-Interests Transactions

        The consolidated financial statements have been restated for the first quarter of 1998 to include the historical results of operations, financial position and cash flows of the two entities acquired in June 1998 in pooling-of-interests transactions, described as follows:

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

        CompScript is a Boca Raton, Florida-based provider of comprehensive pharmacy management, infusion therapy and related consulting services to the long-term care, alternate care and managed care markets. CompScript served approximately 20,000 residents in 137 long-term care facilities in five states at the time of the acquisition.

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

        In connection with the CompScript and IBAH mergers, in the 1998 second quarter, Omnicare recorded a charge to operating expenses of $17,723,000 ($15,391,000 after taxes) for direct and other merger-related costs pertaining to the merger transactions and certain related restructuring actions.

        Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs include severance and exit costs. Details of these costs follow (in thousands):



                                              Initial        Utilized as of       Balance at
                                             Provision       March 31, 1999     March 31, 1999
                                             ---------       --------------     --------------
Merger transaction costs                       $14,096           $9,577              $4,519
Restructuring costs:
         Employee severance                      1,413              987                 426
         Exit costs                              2,214            1,525                 689
                                               -------          -------              ------
Total                                          $17,723          $12,089              $5,634
                                               =======          =======              ======

        Restructuring costs include the costs of restructuring the CompScript mail order pharmacy business and the cancellation of certain of its vendor agreements along with severance and exit costs associated with the consolidation of certain IBAH facilities and the restructuring of its pharmaceutics business. These actions resulted in the reduction of approximately 20 employees. Included in the exit costs are $1,948,000 of non-cash items. At March 31, 1999, all liabilities relating to these actions were classified as current liabilities.

3. Based on the "management approach" as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities. The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries.

        The table below presents information about the reportable segments as of and for the quarters ended March 31, 1999 and 1998 (in thousands):


                                                                                                 Corporate
                                                                   Pharmacy         CRO             and           Consolidated
1999:                                                              Services      Services      Consolidating         Totals
--------------------------------------------------------------------------------------------------------------------------------
Sales                                                                $411,710      $ 33,978               $ -         $ 445,688
Depreciation and amortization                                          13,970         1,576               189            15,735
Operating income (expense)                                             55,488         4,424            (6,100)           53,812
Total assets                                                        1,769,419       116,768           116,853         2,003,040
Expenditures for additions to long-lived assets                        13,075           568             1,340            14,983
--------------------------------------------------------------------------------------------------------------------------------

1998:
--------------------------------------------------------------------------------------------------------------------------------
Sales                                                                $311,598      $ 28,660               $ -         $ 340,258
Depreciation and amortization                                           9,232         1,406               103            10,741
Operating income (expense), excluding acquisition expenses             41,572         1,696            (5,482)           37,786
Acquisition expenses                                                     (491)            -                 -              (491)
Operating income (expense)                                             41,081         1,696            (5,482)           37,295
Total assets                                                        1,205,930        98,724           150,410         1,455,064
Expenditures for additions to long-lived assets                         7,781         1,143               468             9,392
--------------------------------------------------------------------------------------------------------------------------------


        The following summarizes sales and long-lived assets by geographic area as of and for the quarters ended March 31, 1999 and 1998 (in thousands):



                                                          Sales                        Long-Lived Assets
----------------------------------------------------------------------------------------------------------------
                                                    1999            1998             1999               1998
----------------------------------------------------------------------------------------------------------------
United States                                    $ 434,920       $ 332,626       $ 1,972,298        $ 1,437,687
----------------------------------------------------------------------------------------------------------------
Foreign                                             10,768           7,632            30,742             17,377
----------------------------------------------------------------------------------------------------------------
Total                                            $ 445,688       $ 340,258       $ 2,003,040        $ 1,455,064
----------------------------------------------------------------------------------------------------------------

        Foreign sales are based on the country in which the sales originate. No individual foreign country's sales were material to the consolidated sales of Omnicare.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
Quarter Ended March 1999 vs. 1998

        Diluted earnings per share for the three months ended March 31, 1999 were $.31, up 35% from the $.23 per share earned, excluding acquisition expenses relating to a pooling-of-interests transaction, in the same period last year. Net income for the 1999 quarter was up 34% to $27,807,000 from the $20,821,000 earned, excluding acquisition expenses, in the 1998 quarter. Revenues for the three months ended March 31, 1999 rose 31% to $445,688,000 from the $340,258,000 recorded in the comparable prior year period.

        The increases in the Company's sales and earnings represent the cumulative effect of its acquisitions of long-term care pharmacy providers, and continued internal growth of the pharmacy services and contract research organization business. These results were achieved in an environment characterized by volatility in the admission trends and census levels at skilled nursing facilities along with significant efforts to reduce their operating costs in response to Medicare's Prospective Payment System.

        During the first quarter of 1999, the Company acquired one institutional pharmacy provider (excluding insignificant purchases of other assets) which when combined with internal growth, brought the total number of nursing facility residents served to 591,950 at March 31, 1999. This transaction added approximately $3.4 million in revenues on an annualized basis.

        Internal growth resulted from the efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation, modest infusion therapy growth, growth in other complementary non-pharmaceutical service businesses and other changes in sales mix.

        Gross margin increased to 30.5% in 1999 from 29.8% in 1998. The Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, benefits realized from the Company's formulary compliance program and changes in sales mix including increased sales from contract research organizations positively impacted gross margins.

        Operating expenses for the quarter ended March 31, 1999 increased 29% to $81,983,000 as compared to 1998 due to the overall growth of the Company. Operating expenses as a percentage of sales declined from 18.7% in 1998 to 18.4% in 1999. Both segments showed a decline in operating expenses in relation to sales as a result of leveraging fixed overhead costs through acquisitions and internal growth.

        Acquisition expenses for 1998 of $491,000 represent expenses related to a pooling-of-interests transaction.

        Investment income for the three months ended March 31, 1999 was $282,000, a decrease of $1,164,000 in comparison to the same period of 1998 due to a lower average invested cash balance during the first quarter of 1999 than in the first quarter of 1998. The use of cash is primarily attributable to the Company's acquisition program.

        Interest expense during the three months ended March 31, 1999 was $9,981,000, an increase of $5,210,000 versus the comparable prior year period primarily due to the impact of interest expense associated with the $365 million increase in borrowings on the Company's five-year $400 million line of credit facility from March 31, 1998 to March 31, 1999, primarily relating to $250 million borrowed in the third quarter of 1998 in connection with the Company's acquisition of the UPC pharmacy business of Extendicare, Inc.

        The decrease in the effective tax rate to 37.0% in the first quarter of 1999 from 39.9% in the comparable prior year quarter is primarily attributable to the existence of nondeductible acquisition expenses relating to the pooling-of-interests transaction in the first quarter of 1998 and a decrease in state and local income taxes in 1999 due to the Company's state tax planning programs. The Company expects the benefit realized from the state tax planning programs to continue. The effective tax rates of 37.0% and 39.9% in 1999 and 1998, respectively, are higher than the statutory rate primarily due to state and local income taxes and various nondeductible expenses (e.g., acquisition costs, etc.).

Liquidity and Capital Resources

        Cash and cash equivalents at March 31, 1999 were $71.4 million versus $54.3 million at December 31, 1998. Acquisitions of businesses through March 31, 1999 required $41.5 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-1999 acquisitions) which were funded by first quarter borrowings from the Company's revolving credit facilities. In October 1996, the Company entered into an agreement with a consortium of sixteen banks for a $400 million revolving credit facility available through 2001. In December 1998, the Company amended this five-year, $400 million line of credit to permit an additional 364-day, $400 million line of credit through December 20, 1999, which can be converted at maturity into a one-year term loan. Interest rates and commitment fees for the five-year $400 million line of credit facility are based on the Company's level of performance under certain financial ratios, debt covenants and the amount of borrowings under the line of credit. The total amount outstanding under this facility as of March 31, 1999 was $365,000,000. Interest rates and commitment fees under the 364-day, $400 million line of credit are based on the Company's debt ratings. No amounts were outstanding at March 31, 1999 under the 364-day facility. The Company generated positive net cash flows from operating activities of $17.4 million. Inventories increased during the first quarter of 1999 relating primarily to the purchase of $16.4 million of inventories in advance of pharmaceutical price increases from manufacturers. Excluding these inventory purchases, net cash flows from operating activities were $33.8 million during the three months ended March 31, 1999.

        The Company's capital requirements are primarily related to its acquisition program and, to a lesser extent, capital expenditures, including those related to investments in the Company's information technology systems such as the Year 2000 compliance initiative. During the three months ended March 31, 1999, the Company made one acquisition (excluding insignificant purchases of other assets), as well as payments relating to individually insignificant purchases of other assets and disbursements relating to amounts payable pursuant to acquisition agreements relating to pre-1999 acquisitions. There are no material commitments outstanding at March 31, 1999, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

        The Company's current ratio at March 31, 1999 and December 31, 1998 was
2.8 to 1.0 and 2.6 to 1.0, respectively. The increase in the current ratio is primarily attributable to the aforementioned increase in inventories, as well as an increase in cash and cash equivalents, relating to net cash flows from operating activities and long-term borrowings on the line-of-credit during the first quarter of 1999.

        On February 3, 1999, the Company's Board of Directors increased the quarterly cash dividend by 13% to 2.25 cents per share for an indicated annual rate of 9 cents per share in 1999. Dividends of $2.0 million were paid during the three months ended March 31, 1999 versus the $1.6 million paid in the comparable prior year period.

        The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Impact of Year 2000

        The Company utilizes information systems throughout its business to carry out its day-to-day operations. Further, the Company has and will continue to invest in financial and operational systems to support its growth strategy. Incorporated in this process is the continuing assessment of the Company's Year 2000 compliance. The Company currently considers its internal information technology ("IT") systems to be substantially Year 2000 compliant. For those systems that are not Year 2000 compliant, Omnicare is currently correcting, upgrading or replacing those systems with, among other systems, its new proprietary information system, which is Year 2000 compliant. The Company believes it will be able to modify or replace its affected systems in time to avoid any interruptions in its operations and anticipates that such remediation will be completed during the second half of 1999. The system remediation is being completed using both internal resources and external consultants. The Company estimates that the total costs associated with this project will range from approximately $5.6 million to $7.4 million (with hardware accounting for approximately 40 percent of these costs and software and implementation approximating 60 percent of these costs). Approximately $3.9 million has been spent to date. The cost of this project will be funded from the Company's operating cash flows. No IT projects with high priority have been significantly delayed due to the Year 2000 initiatives. The Company does not anticipate any significant implications with respect to Year 2000 issues relating to non-IT systems.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

        In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's acquisition program, internal growth trends, admission trends and census levels, cost reduction efforts, the expected benefits from the Company's state tax planning programs, the impact of drug price inflation, expansion of services and growth of businesses, the impact of the Company's formulary compliance programs, the impact of regulation including PPS on the Company's business and its operating environment, the adequacy and availability of Omnicare's sources of liquidity and capital, and the impact of the Year 2000 issue. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions, the continued availability of suitable acquisition candidates, the effect of new government regulation and/or legislative initiatives including those relating to reimbursement policies and in the interpretation and application of such policies, changes in tax law and regulation, trends for the continued growth of the businesses of Omnicare, the realization of anticipated revenues, profitability and cost synergies, the demand for Omnicare's products and services, pricing and other competitive factors in the industry, variations in costs or expenses, changes in the scope of Year 2000 initiatives, and delays or problems in the implementation of Year 2000 initiatives by Omnicare and/or its suppliers and customers and other payors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

        The Company's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at March 31, 1999 includes $365 million outstanding under its variable-rate revolving line of credit facility due in 2001 at an approximate average rate of 6% at March 31, 1999 (a one-hundred basis point change in interest rates would impact interest expense by approximately $900,000 per quarter) and $345 million outstanding under convertible subordinated notes due in 2007, which accrue interest at a fixed rate of 5%. The fair value of the Company's debt obligations approximates their carrying value.

PART II. -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits


               Exhibit
               Number                       Exhibit
               ------                       -------
                 11            Computation of Earnings Per Common Share

                 27            Financial Data Schedule

        (b) Reports on Form 8-K - The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Omnicare, Inc.
                                            --------------
                                            Registrant

Date    May 14, 1999                        By  /s/David W. Froesel, Jr.
     ------------------------                   -------------------------
                                            David W. Froesel, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)