Form 10-Q
period 1999-06-30
OMNICARE INC
filed 1999-08-16
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1999
                          Commission File Number 1-8269

                                 OMNICARE, INC.

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

        2)     has been subject to such filing requirement for the past 90 days.

Yes    x                 No
    ------                  -----

COMMON STOCK OUTSTANDING


                                           Number of
                                             Shares                    Date
                                              -----                    ----
Common Stock, $1 par value                 91,226,402               June 30, 1999

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES

                                      Index

                                                                                       Page
                                                                                       ----
Part I.    Financial Information:

    Item 1.    Financial Statements

           Consolidated Balance Sheet -
               June 30, 1999 and December 31, 1998                                       3

           Consolidated Statement of Income -
               Three and six months ended -
               June 30, 1999 and 1998                                                    4

           Consolidated Statement of Cash Flows -
               Six months ended -
               June 30, 1999 and 1998                                                    5

           Notes to Consolidated Financial Statements                                    6

    Item 2.    Management's Discussion and Analysis of Results of
               Operations and Financial Condition                                       11

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk               17

Part II.   Other Information:

    Item 2.    Recent Sales of Unregistered Securities                                  18

    Item 4.    Submission of Matters to a Vote of Security Holders                      18

    Item 6.    Exhibits and Reports on Form 8-K                                         19

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED

(In thousands, except share data)


                                                                                              June 30,              December 31,
                                                                                                1999                    1998
                                                                                            -----------             -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                               $   88,573               $  54,312
     Accounts receivable, less allowances of
     $34,066 (1998-$31,417)                                                                     415,278                 379,624
     Inventories                                                                                145,596                 117,936
     Deferred income tax benefits                                                                22,577                  12,348
     Other current assets                                                                        56,347                  39,078
                                                                                            -----------             -----------
          Total current assets                                                                  728,371                 603,298
Properties and equipment, at cost less accumulated
     depreciation of $91,606 (1998-$76,854)                                                     153,971                 136,371
Goodwill, less accumulated amortization
     of $66,856 (1998-$51,861)                                                                1,197,215               1,110,254
Other assets                                                                                     65,667                  53,906
                                                                                            -----------             -----------
     Total assets                                                                            $2,145,224              $1,903,829
                                                                                            ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $  106,508              $   82,029
     Amounts payable pursuant to acquisition agreements                                          11,792                  10,230
     Current portion of long-term debt                                                           44,522                   2,844
     Accrued employee compensation                                                               58,308                  48,073
     Deferred revenue                                                                            21,966                  19,043
     Other current liabilities                                                                   55,315                  71,330
                                                                                            -----------             -----------
          Total current liabilities                                                             298,411                 233,549

Long-term debt                                                                                  778,519                 651,556
Deferred income taxes                                                                            19,113                  16,230
Amounts payable pursuant to acquisition agreements                                               13,672                  13,564
Other noncurrent liabilities                                                                     29,153                  25,459
                                                                                            -----------             -----------
          Total liabilities                                                                   1,138,868                 940,358
Stockholders' equity:
     Preferred stock-authorized 1,000,000 shares
          without par value; none issued
     Common stock-authorized 200,000,000 shares $1 par; 91,526,000 shares issued
          (1998-90,459,800 shares issued)                                                        91,526                  90,460
     Paid-in capital                                                                            683,928                 664,225
     Retained earnings                                                                          254,262                 225,937
                                                                                            -----------             -----------
                                                                                              1,029,716                 980,622

     Treasury stock, at cost - 299,600 shares (1998-194,900 shares)                              (6,348)                 (4,166)
     Deferred compensation                                                                      (15,597)                (12,932)
     Cumulative translation adjustment                                                           (1,415)                    (53)
                                                                                            -----------             -----------
          Total stockholders' equity                                                          1,006,356                 963,471
                                                                                            -----------             -----------
          Total liabilities and stockholders' equity                                         $2,145,224              $1,903,829
                                                                                            ===========             ===========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                  ------------------------       --------------------------
                                                     1999           1998           1999             1998
                                                  ---------       ---------      ---------        ---------
Sales                                              $454,645        $358,194        $900,333        $698,452
Cost of sales                                       322,607         249,615         632,500         488,551
                                                  ---------       ---------       ---------       ---------
Gross profit                                        132,038         108,579         267,833         209,901
Selling, general and administrative expenses         85,546          67,408         167,529         130,944
Acquisition expenses, pooling-of-interests              822          14,096             822          14,587
Restructuring costs                                  26,713           3,627          26,713           3,627
                                                  ---------       ---------       ---------       ---------

Operating income                                     18,957          23,448          72,769          60,743
Investment income                                       367             977             649           2,423
Interest expense                                    (10,848)         (4,435)        (20,829)         (9,206)
                                                  ---------       ---------       ---------       ---------

Income before income taxes                            8,476          19,990          52,589          53,960
Income taxes                                          3,598          11,884          19,904          25,448
                                                  ---------       ---------       ---------       ---------

Net income                                         $  4,878        $  8,106        $ 32,685        $ 28,512
                                                  =========       =========       =========       =========
Earnings per share:
    Basic                                          $   0.05        $   0.09        $   0.36        $   0.32
                                                  =========       =========       =========       =========
    Diluted                                        $   0.05        $   0.09        $   0.36        $   0.32
                                                  =========       =========       =========       =========
Weighted average number of
    common shares outstanding:
       Basic                                         90,890          88,824          90,709          88,466
                                                  =========       =========       =========       =========
       Diluted                                       91,073          89,918          90,976          89,516
                                                  =========       =========       =========       =========
Comprehensive income                               $  4,524        $  8,235        $ 31,827        $ 28,690
                                                  =========       =========       =========       =========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED


(In thousands)                                                    Six Months Ended
                                                                      June 30,
                                                              -----------------------
                                                                  1999        1998
                                                              ----------    ---------
Cash flows from operating activities:
Net income                                                     $ 32,685     $ 28,512
Adjustments to reconcile net income to net cash
    flows from operating activities:
       Depreciation and amortization                             32,734       22,272
       Provision for doubtful accounts                            8,912        5,393
       Deferred tax provision                                     2,112        3,996
       Non-cash portion of restructuring costs                    2,717        1,948
Changes in assets and liabilities, net of effects
    from acquisition of businesses:
       Accounts receivable                                      (39,502)     (42,516)
       Inventories                                              (23,588)      (2,001)
       Current and noncurrent assets                            (29,213)       1,904
       Payables and accrued liabilities                          42,303       33,034
       Deferred revenue                                           2,923       (1,499)
       Current and noncurrent liabilities                        (1,364)      (2,498)
                                                               ---------     --------
                 Net cash flows from operating activities        30,719       48,545
                                                               ---------     --------
Cash flows from investing activities:
    Acquisition of businesses                                  (125,713)     (76,411)
    Capital expenditures                                        (33,335)     (23,496)
    Other                                                          (775)       2,135
                                                               ---------     --------
                 Net cash flows from investing activities      (159,823)     (97,772)
                                                               ---------     --------
Cash flows from financing activities:
    Borrowings on line of credit facilities                     170,000           --
    Principal payments on long-term obligations                  (1,526)     (15,353)
    Exercise of stock options and warrants,
       net of stock tendered in payment                          (2,102)      (1,533)
    Dividends paid                                               (4,094)      (3,277)
    Effect of exchange rate changes on cash and other             1,087           51
                                                               ---------     --------
                 Net cash flows from financing activities       163,365      (20,112)
                                                               ---------     --------

Net increase (decrease) in cash and cash equivalents             34,261      (69,339)

Cash and cash equivalents at beginning of period                 54,312      138,062
                                                               ---------     --------
Cash and cash equivalents at end of period                     $ 88,573     $ 68,723
                                                               ========      =======


Supplemental disclosures of cash flow information:
Income taxes paid                                              $ 25,343     $ 15,779
Interest paid                                                    21,322        9,190


The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments, except as discussed in Note 4) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

        Since January 1, 1999, the Company has completed five acquisitions (excluding insignificant purchases of other assets) of institutional pharmacy businesses, four of which were accounted for as purchase transactions and one as a pooling-of-interests transaction. These transactions added approximately $65.5 million in revenues on an annualized basis. For all acquisitions accounted for as purchases, including insignificant purchases of other assets, the purchase price paid has been allocated to the fair value of the assets acquired and liabilities assumed, and the results of operations of the acquired entities have been included in the consolidated results of the Company from the effective dates of the acquisitions.

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

        IBAH, headquartered in Blue Bell, Pennsylvania, is an international provider of comprehensive product development services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. IBAH offers services for all stages of drug development that are intended to help client companies to accelerate products from discovery through development and commercialization more cost-effectively.

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

        Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs include severance and exit costs. Details of these costs follow (in thousands):

                                              Initial        Utilized as of       Balance at
                                             Provision       June 30, 1999       June 30, 1999
                                             ---------       --------------      -------------
Merger transaction costs                       $14,096          $12,846             $1,250
Restructuring costs:
         Employee severance                      1,413            1,074                339
         Exit costs                              2,214            1,536                678
                                               -------          -------             ------
Total                                          $17,723          $15,456             $2,267
                                               =======          =======             ======

        Restructuring costs include the costs of restructuring the CompScript mail order pharmacy business and the cancellation of certain of its vendor agreements along with severance and exit costs associated with the consolidation of certain IBAH facilities and the restructuring of its pharmaceutics business. These actions resulted in the reduction of approximately 20 employees. Included in the exit costs are $1,948,000 of non-cash items. At June 30, 1999, all remaining liabilities relating to these actions were classified as current liabilities.

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

        The table below presents information about the reportable segments as of and for the three and six months ended June 30, 1999 and 1998 (in thousands):


                                                                              Three Months Ended June 30,
                                                               -----------------------------------------------------------
                                                                                            Corporate
                                                               Pharmacy         CRO            and          Consolidated
1999:                                                          Services      Services     Consolidating        Totals
-------------------------------------------------------------------------------------------------------------------------
Sales                                                          $  419,142      $ 35,503         $      -       $  454,645
Depreciation and amortization                                      15,206         1,531              262           16,999
Operating income (expense), excluding acquisition expenses
  and restructuring costs                                          47,973         4,731           (6,212)          46,492
Acquisition expenses                                                 (822)            -                -             (822)
Restructuring costs                                               (23,983)       (2,730)               -          (26,713)
Operating income (expense)                                         23,168         2,001           (6,212)          18,957
Total assets                                                    1,882,437       121,712          141,075        2,145,224
Expenditures for additions to long-lived assets                    16,371           985              996           18,352
-------------------------------------------------------------------------------------------------------------------------


1998:
-------------------------------------------------------------------------------------------------------------------------
Sales                                                          $  328,676      $ 29,518         $      -       $  358,194
Depreciation and amortization                                       9,869         1,537              125           11,531
Operating income (expense), excluding acquisition expenses
  and restructuring costs                                          43,612         3,318           (5,759)          41,171
Acquisition expenses                                               (8,827)       (5,269)               -          (14,096)
Restructuring costs                                                (1,245)       (2,382)               -           (3,627)
Operating income (expense)                                         33,540        (4,333)          (5,759)          23,448
Total assets                                                    1,250,774       103,134          117,498        1,471,406
Expenditures for additions to long-lived assets                    11,244         2,117              743           14,104
-------------------------------------------------------------------------------------------------------------------------

                                                                                Six Months Ended June 30,
                                                                ---------------------------------------------------------
                                                                                            Corporate
                                                                 Pharmacy         CRO           and          Consolidated
1999:                                                            Services      Services    Consolidating        Totals
-------------------------------------------------------------------------------------------------------------------------
Sales                                                          $  830,852      $ 69,481         $      -       $  900,333
Depreciation and amortization                                      29,176         3,107              451           32,734
Operating income (expense), excluding acquisition expenses
  and restructuring costs                                         103,461         9,155          (12,312)         100,304
Acquisition expenses                                                 (822)            -                -             (822)
Restructuring costs                                               (23,983)       (2,730)               -          (26,713)
Operating income (expense)                                         78,656         6,425          (12,312)          72,769
Total assets                                                    1,882,437       121,712          141,075        2,145,224
Expenditures for additions to long-lived assets                    29,446         1,553            2,336           33,335
-------------------------------------------------------------------------------------------------------------------------


1998:
-------------------------------------------------------------------------------------------------------------------------
Sales                                                          $  640,274      $ 58,178         $      -       $  698,452
Depreciation and amortization                                      19,101         2,943              228           22,272
Operating income (expense), excluding acquisition expenses
  and restructuring costs                                          85,184         5,014          (11,241)          78,957
Acquisition expenses                                               (9,318)       (5,269)               -          (14,587)
Restructuring costs                                                (1,245)       (2,382)               -           (3,627)
Operating income (expense)                                         74,621        (2,637)         (11,241)          60,743
Total assets                                                    1,250,774       103,134          117,498        1,471,406
Expenditures for additions to long-lived assets                    19,025         3,260            1,211           23,496
-------------------------------------------------------------------------------------------------------------------------

4. In the second quarter of 1999, the Company announced a comprehensive restructuring plan to streamline company-wide operations through the implementation of a productivity and consolidation program. This program is in response to the recent changes in the healthcare industry and to gain maximum benefits from the existing acquisition program. The productivity and consolidation initiatives are expected to eliminate redundant efforts, simplify work processes and apply technology to maximize employee productivity, and standardize operations around best practices. Facilities in overlapping geographic territories are being consolidated to better align pharmacies around customers to improve efficiency and enhance the Company's ability to deliver innovative services and programs to its customers. Productivity initiatives are being introduced at the majority of the Company's 220 pharmacy and other operating locations. Also as part of the initiative, the roster of pharmacies and other operating locations are being reconfigured through consolidations, relocations, the creation of nine new sites, and the closing of approximately 20 sites. These strategic measures are expected to lead to the net reduction of approximately 1,700 full- and part-time positions upon completion of the plan.

        In connection with this program, Omnicare expects to recognize total restructuring costs of $32,354,000 ($20,783,000 after taxes). During the 1999 second quarter, Omnicare recorded a charge to operating expenses of $26,713,000 ($17,229,000 after taxes) for restructuring activities. The remaining costs will be expensed over the next six quarters when the amounts are required to be recognized per generally accepted accounting principles. The restructuring charge includes severance pay, the buy-out of current employee contract agreements, the buy-out of lease obligations, the write-off of other assets (representing $2,717,000 of non-cash items) and facility exit costs. Details of these costs follow (in thousands):

                                                    Initial          Utilized as of         Balance at
                                                   Provision         June 30, 1999         June 30, 1999
                                                   ---------         -------------         -------------
Productivity and consolidation programs:
        Employee severance                          $11,555               $  248               $11,307
        Employee contract agreement buy-outs          6,445                  878                 5,567
        Lease terminations                            5,536                   72                 5,464
        Other assets and facility exit costs          3,177                1,932                 1,245
                                                   --------             --------              --------
               Total                                $26,713               $3,130               $23,583
                                                   ========             ========              ========

        As of June 30, 1999, the Company had incurred approximately $1.1 million of severance and other employee-related costs covering the reduction of approximately 100 employees. All remaining liabilities relating to the initial charge were classified as current liabilities at June 30, 1999 as the Company anticipates that these activities will be completed by mid-2000. The Company expects that the overall restructuring program will be completed by the end of the year 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
Quarter Ended June 1999 vs. 1998

        Diluted earnings per share for the three months ended June 30, 1999 were $.25 as compared with $.26 earned in the prior year quarter, excluding restructuring costs and acquisition expenses relating to pooling-of-interests transactions from both periods. Net income for the 1999 quarter, on this basis, was $22,693,000 versus the $23,497,000 earned in the 1998 quarter. Revenues for the three months ended June 30, 1999 rose 26.9% to $454,645,000 from the $358,194,000 recorded in the comparable prior year period. The second quarter of 1999 included a restructuring charge of $26,713,000 ($17,229,000 after taxes, or $.19 per share) related to the Company's previously announced productivity and consolidation initiative along with $822,000 ($586,000 after taxes, or $0.01 per share) of acquisition expenses related to a pooling-of-interests transaction completed during the quarter. The 1998 quarter included pooling expenses of $14,096,000 ($12,702,000 after taxes, or $0.14 per share) for the acquisitions of IBAH, Inc. and CompScript, Inc., both of which closed during that period. The 1998 quarter also included $3,627,000 ($2,689,000 after taxes, or $0.03 per share) in non-recurring charges related to the restructuring of certain of CompScript's and IBAH's businesses.

        The increase in the Company's sales represents the cumulative effect of its acquisitions of long-term care pharmacy providers, and continued internal growth of the pharmacy services and contract research organization businesses. The reduction in earnings reflects the very difficult operating environment in the long-term care industry. The implementation of the Prospective Payment System ("PPS") for Medicare residents of skilled nursing facilities has created a much more turbulent environment than was anticipated. While Omnicare experienced PPS-related pricing pressure from skilled nursing facility customers late in 1998 and to a greater extent early in 1999, much of this pressure was offset by the addition of new business, the benefits of increased compliance with Omnicare's proprietary geriatric formulary, the Omnicare Geriatric Pharmaceutical Care Guidelines'r', and reduced operating costs. However, the increasing reluctance on the part of skilled nursing facilities to admit Medicare residents, particularly those requiring complex care, owing to concerns relating to the adequacy of reimbursement under PPS has caused Medicare census to further weaken in many areas. Moreover, for many skilled nursing facilities, the average length of stay for Medicare residents has decreased. These factors have had the effect of significantly reducing overall occupancy in the facilities Omnicare serves. Moreover, the mix of residents in skilled nursing facilities also has adversely affected Omnicare's results as these facilities have attempted to avoid high acuity patients which impacts overall utilization of drugs, particularly infusion therapy. Reimbursement concerns have increasingly driven many nursing facilities to admit residents funded by payors other than Medicare. These trends accelerated during the second quarter and had an unfavorable impact on sales and profit margins.

        During the second quarter of 1999, the Company acquired four institutional pharmacy providers (excluding insignificant purchases of other assets) which when combined with internal growth, brought the total number of nursing facility residents served to 625,300 at June 30, 1999. These transactions added approximately $62.1 million in revenues on an annualized basis.

        Internal growth resulted from the efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation, growth in other complementary non-pharmaceutical service businesses and other changes in sales mix.

        Gross profit as a percentage of sales decreased to 29.0% in 1999 from 30.3% in 1998. The positive impact on gross profit relating to the Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, benefits realized from the Company's formulary compliance program and changes in sales mix including increased sales from contract research organizations were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment.

        Selling, general and administrative ("operating") expenses for the quarter ended June 30, 1999 increased 26.9% to $85,546,000 as compared to 1998 due to the overall growth of the Company. Operating expenses as a percentage of sales of 18.8% in 1999 were consistent with the prior year.

        Investment income for the three months ended June 30, 1999 was $367,000, a decrease of $610,000 in comparison to the same period of 1998 due to a lower average invested cash balance during the second quarter of 1999 than in the second quarter of 1998. The use of cash is primarily attributable to the Company's acquisition program.

        Interest expense during the three months ended June 30, 1999 was $10,848,000, an increase of $6,413,000 versus the comparable prior year period primarily due to the impact of interest expense associated with the $390 million and $85 million increases, respectively, in borrowings under the Company's five-year $400 million and 364-day $400 million line of credit facilities from June 30, 1998 to June 30, 1999. These increases are primarily attributable to the Company's acquisition program, particularly $250 million borrowed in the third quarter of 1998 in connection with the Company's acquisition of the pharmacy business of Extendicare, Inc.

        The decrease in the effective tax rate to 42.4% in the second quarter of 1999 from 59.4% in the comparable prior year quarter is primarily attributable to a reduction in nondeductible acquisition expenses relating to the pooling-of-interests transaction in the second quarter of 1999 as compared to the aforementioned second quarter 1998 transactions, and a decrease in state and local income taxes in 1999 due to the Company's state tax planning programs. The Company expects the benefit realized from the state tax planning programs to continue. The effective tax rates in the 1999 and 1998 second quarters are higher than the statutory rate primarily due to state and local income taxes and various nondeductible expenses (e.g., acquisition costs, etc.).

Year-to-Date June 1999 vs. 1998

        Diluted earnings per share for the six months ended June 30, 1999 were $.56, up 12% over the $.50 per diluted share earned in the first half of 1998, excluding restructuring costs and acquisition expenses relating to pooling-of-interests transactions from both periods. Net income, on this basis, for the first half of 1999 was $50,500,000, up 14% over the $44,318,000 earned in the first half of 1998. Revenues of $900,333,000 in the first half of 1999 were 29% higher than the $698,452,000 recorded in the comparable prior year period. The first six months of 1999 include the aforementioned restructuring charge and pooling-of-interests expenses, totaling $27,535,000 before taxes ($17,815,000 after taxes, or $0.20 per diluted share). The comparable 1998 period includes pooling-of-interests expenses totaling $14,587,000 before taxes ($13,117,000 after taxes, or $0.15 cents per diluted share) and the aforementioned restructuring charge of $3,627,000 before taxes ($2,689,000 after taxes, or $0.03 per diluted share).

        The increase in sales and, to a lesser extent, earnings represents the cumulative effect of the Company's acquisitions of long-term care pharmacy providers, and continued internal growth of the pharmacy services and contract research organization businesses. These favorable factors were partially offset by the aforementioned unfavorable impact of PPS.

        During the first half of 1999, the Company acquired five institutional pharmacy providers (excluding insignificant purchases of other assets) which when combined with internal growth, brought the total number of nursing facility residents served to 625,300 at June 30, 1999. These transactions added approximately $65.5 million in revenues on an annualized basis.

        Internal growth resulted from the efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation, growth in other complementary non-pharmaceutical service businesses and other changes in sales mix.

        Gross profit as a percentage of sales decreased to 29.8% in 1999 from 30.1% in 1998. The positive impact on gross profit relating to the Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, benefits realized from the Company's formulary compliance program and changes in sales mix including increased sales from contract research organizations were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment.

        Operating expenses for the six months ended June 30, 1999 increased 27.9% to $167,529,000 as compared to 1998 due to the overall growth of the Company. Operating expenses as a percentage of sales of 18.6% in 1999 were less than the 18.8% in the prior year due to the leveraging of fixed overhead costs through acquisitions and internal growth.

        Investment income for the six months ended June 30, 1999 was $649,000, a decrease of $1,774,000 in comparison to the same period of 1998 due to a lower average invested cash balance during the second half of 1999 as compared to 1998. The use of cash is primarily attributable to the Company's acquisition program.

        Interest expense during the six months ended June 30, 1999 was $20,829,000, an increase of $11,623,000 versus the comparable prior year period primarily due to the impact of interest expense associated with the $390 million and $85 million increases, respectively, in borrowings under the Company's five-year $400 million and 364-day $400 million line of credit facilities from June 30, 1998 to June 30, 1999. These increases are primarily attributable to the Company's acquisition program, particularly $250 million borrowed in the third quarter of 1998 in connection with the Company's acquisition of the pharmacy business of Extendicare, Inc.

        The decrease in the effective tax rate to 37.9% during the first half of 1999 from 47.2% in the comparable prior year period is primarily attributable to a reduction in nondeductible acquisition expenses relating to the pooling-of-interests transaction in the second quarter of 1999 as compared to the aforementioned second quarter 1998 transactions, and a decrease in state and local income taxes in 1999 due to the Company's state tax planning programs. The Company expects the benefit realized from the state tax planning programs to continue. The effective tax rates in the 1999 and 1998 second quarters are higher than the statutory rate primarily due to state and local income taxes and various nondeductible expenses (e.g., acquisition costs, etc.).

Liquidity and Capital Resources

        Cash and cash equivalents at June 30, 1999 were $88.6 million versus $54.3 million at December 31, 1998. Acquisitions of businesses through June 30, 1999 required $125.7 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-1999 acquisitions) which were funded by borrowings from the Company's revolving credit facilities during the first half of 1999. In October 1996, the Company entered into an agreement with a consortium of sixteen banks for a $400 million revolving credit facility available through 2001. In December 1998, the Company amended this five-year, $400 million line of credit to permit an additional 364-day, $400 million line of credit through December 20, 1999, which can be converted at maturity into a one-year term loan. Interest rates and commitment fees for the five-year $400 million line of credit facility are based on the Company's level of performance under certain financial ratios, debt covenants and the amount of borrowings under the line of credit. The total amount outstanding under this facility as of June 30, 1999 was $390 million. Interest rates and commitment fees under the 364-day $400 million line of credit are based on the Company's debt ratings.
The amount outstanding at June 30, 1999 under the 364-day facility was $85 million. The Company generated positive net cash flows from operating activities of $30.7 million during the six months ended June 30, 1999. Inventories increased during the first six months of 1999 relating primarily to the purchase of $16.4 million of inventories in advance of pharmaceutical price increases from manufacturers. Excluding these incremental inventory payments, net cash flows from operating activities were approximately $47 million during the six months ended June 30, 1999.

        The Company's capital requirements are primarily related to its acquisition program and, to a lesser extent, capital expenditures, including those related to investments in the Company's information technology systems such as its Year 2000 compliance initiative. During the six months ended June 30, 1999, the Company made five acquisitions (excluding insignificant purchases of other assets), as well as payments relating to individually insignificant purchases of other assets and disbursements relating to amounts payable pursuant to acquisition agreements relating to pre-1999 acquisitions. Such acquisition activity was financed from cash and cash equivalents and the issuance of approximately 398,000 shares of common stock. There are no material commitments outstanding at June 30, 1999, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

        The Company's current ratio at June 30, 1999 and December 31, 1998 was
2.4 to 1.0 and 2.6 to 1.0, respectively. The decrease in the current ratio is primarily attributable to liabilities recorded in connection with the Company's aforementioned productivity and consolidation initiative. Excluding the restructuring reserve associated with the productivity and consolidation initiative recorded in the second quarter, the Company's current ratio at June 30, 1999 would be 2.7 to 1.

        On February 3, 1999, the Company's Board of Directors increased the quarterly cash dividend by 13% to 2.25 cents per share for an indicated annual rate of 9 cents per share in 1999. Dividends of $4.1 million were paid during the six months ended June 30, 1999 versus the $3.3 million paid in the comparable prior year period.

        The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Impact of Year 2000

        The Company utilizes information systems throughout its business to carry out its day-to-day operations. Further, the Company has and will continue to invest in financial and operational systems to support its growth strategy. Incorporated in this process is the continuing assessment of the Company's Year 2000 compliance. The Company currently considers its internal information technology ("IT") systems to be substantially Year 2000 compliant. For those systems that are not Year 2000 compliant, Omnicare is currently correcting, upgrading or replacing those systems with, among other systems, its new proprietary information system, which is Year 2000 compliant. The Company believes it will be able to modify or replace its affected systems in time to avoid any interruptions in its operations and anticipates that such remediation will be completed during the second half of 1999. The system remediation is being completed using both internal resources and external consultants. The Company estimates that the total costs associated with this project will range from approximately $6.2 million to $7.9 million (with hardware accounting for approximately 40 percent of these costs and software and implementation approximating 60 percent of these costs). Approximately $4.8 million has been spent to date. The cost of this project will be funded from the Company's operating cash flows. No IT projects with high priority have been significantly delayed due to the Year 2000 initiatives. The Company does not anticipate any significant implications with respect to Year 2000 issues relating to non-IT systems.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

        In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's acquisition program, internal growth trends, nursing home admission trends, census and length of stay trends, the expected benefits from the Company's state tax planning programs, the adequacy and availability of Omnicare's sources of liquidity and capital, and the impact of the Year 2000 issue. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions, the continued availability of suitable acquisition candidates and the successful integration of acquired companies, the effect of new government regulation and/or legislative initiatives including those relating to reimbursement policies and in the interpretation and application of such policies, the failure of Omnicare to obtain or maintain required regulatory approvals or licenses, loss or delay of contracts pertaining to Omnicare's CRO business for regulatory or other reasons, the ability to implement the productivity and consolidation program and to realize anticipated benefits, changes in tax law and regulation, trends for the continued growth of the businesses of Omnicare, the demand for Omnicare's products and services, pricing and other competitive factors in the industry, variations in costs or expenses, changes in the scope of Year 2000 initiatives, and delays or problems in the implementation of Year 2000 initiatives by Omnicare and/or its suppliers and customers and other payors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

        The Company's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at June 30, 1999 includes $390 million outstanding under its five-year $400 million variable-rate revolving line of credit facility at an approximate average rate of 6.3% at June 30, 1999 (a one-hundred basis point change in interest rates would impact interest expense by approximately $1.0 million per quarter), $85 million outstanding under its 364-day $400 million variable-rate revolving line of credit facility at an approximate average rate of 5.9% at June 30, 1999 (a one-hundred basis point change in interest rates would impact interest expense by approximately $0.2 million per quarter) and $345 million outstanding under convertible subordinated notes due in 2007, which accrue interest at a fixed rate of 5%. The fair value of the Company's debt obligations approximates their carrying value.

PART II. -- OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

        The Company, as part of its ongoing acquisition program, issues its common shares and warrants ('Securities') from time to time in private transactions in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended June 30, 1999, the Company completed two transactions involving unregistered Securities. In connection with these transactions, a total of 397,507 shares of common stock were issued. No underwriters were involved in these acquisition transactions.

        The Securities were issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

 (a) Omnicare held its Annual Meeting of Stockholders on May 17, 1999.

 (b) The names of each director elected at this Annual Meeting are as follows:

       Edward L. Hutton                          Thomas C. Hutton
       Joel F. Gemunder                          Patrick E. Keefe
       Timothy E. Bien                           Sandra E. Laney
       Charles H. Erhart, Jr.                    Andrea R. Lindell, DNSc, RN
       Mary Lou Fox                              Sheldon Margen, M.D.
       Geraldine A. Henwood                      Kevin J. McNamara
       Cheryl D. Hodges

        With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                             Votes For            Votes Withheld
                                             ---------            --------------
        E. L. Hutton                         71,652,337                 631,457
        J. F. Gemunder                       71,642,976                 640,818
        T. E. Bien                           71,668,295                 615,499
        C. H. Erhart, Jr.                    71,658,932                 624,862
        M. L. Fox                            71,658,739                 625,055
        G. A. Henwood                        71,673,402                 610,392
        C. D. Hodges                         71,677,495                 606,299
        T. C. Hutton                         71,667,466                 616,328
        P. E. Keefe                          71,677,814                 605,980
        S. E. Laney                          71,669,333                 614,461
        A. R. Lindell, DNSc, RN              71,672,280                 611,514
        S. Margen, M.D.                      71,655,126                 628,668
        K. J. McNamara                       71,678,782                 605,012


 (c) The Stockholders ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the 1999 year. A total of 72,117,507 votes were cast in favor of the proposal, 70,497 votes were cast against it, 95,790 votes abstained and there were no Broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit
               Number                       Exhibit
               ------                       -------
                 11          Computation of Earnings Per Common Share

                 27          Financial Data Schedule

        (b) Reports on Form 8-K - The Company filed a Report on Form 8-K on May 18, 1999 relating to the Board of Directors' adoption of a Stockholder Rights Plan. Further, a Form 8-K was filed on June 17, 1999 to report the Company's preliminary second quarter 1999 results. The Company also filed a Report on Form 8-K on June 30, 1999 reporting the adoption of a comprehensive plan to streamline company-wide operations.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Omnicare, Inc.
                                               --------------
                                               Registrant


Date August 16, 1999                           By: /s/ David W. Froesel, Jr.
     --------------------                          ----------------------------
                                                   David W. Froesel, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------
The registered trademark symbol shall be expressed as.................... 'r'