Form 10-Q
period 1999-09-30
OMNICARE INC
filed 1999-11-15
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1999
                          Commission File Number 1-8269

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

COMMON STOCK OUTSTANDING
------------------------

                                    Number of
                                      Shares                        Date
                                      ------                        ----
Common Stock, $1 par value           91,295,522              September 30, 1999

                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------

                                      INDEX

                                                                                 PAGE
Part I.       Financial Information:

     Item 1.      Financial Statements

                      Consolidated Balance Sheet -
                           September 30, 1999 and December 31, 1998                3

                      Consolidated Statement of Income -
                           Three and nine months ended -
                           September 30, 1999 and 1998                             4

                      Consolidated Statement of Cash Flows -
                           Nine months ended -
                           September 30, 1999 and 1998                             5

                      Notes to Consolidated Financial Statements                   6

     Item 2.      Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                              11

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk      17

Part II.      Other Information:

     Item 6.      Exhibits and Reports on Form 8-K                                18

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED

(In thousands, except share data)

                                                                                 September 30,      December 31,
                                                                                      1999               1998
                                                                                 ---------------    ---------------
ASSETS
Current assets:
      Cash and cash equivalents                                                         $93,632            $54,312
      Accounts receivable, less allowances of
      $34,122 (1998-$31,417)                                                            404,516            363,796
      Unbilled receivables                                                               21,272             15,828
      Inventories                                                                       135,081            117,936
      Deferred income tax benefits                                                       23,006             12,348
      Other current assets                                                               65,251             39,078
                                                                                 ---------------    ---------------
             Total current assets                                                       742,758            603,298
Properties and equipment, at cost less accumulated
      depreciation of $98,064 (1998-$76,854)                                            160,564            136,371
Goodwill, less accumulated amortization
      of $74,825 (1998-$51,861)                                                       1,195,146          1,110,254
Other assets                                                                             65,771             53,906
                                                                                 --------------     ---------------
      Total assets                                                                   $2,164,239         $1,903,829
                                                                                 ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                  $98,479            $82,029
      Amounts payable pursuant to acquisition agreements                                 11,677             10,230
      Current bank debt                                                                  87,953              2,844
      Accrued employee compensation                                                      55,407             48,073
      Deferred revenue                                                                   19,439             19,043
      Other current liabilities                                                          60,966             71,330
                                                                                 ---------------    ---------------
             Total current liabilities                                                  333,921            233,549

Long-term bank debt                                                                     391,976            306,556
5% convertible subordinated notes, due 2007                                             345,000            345,000
Deferred income taxes                                                                    30,928             16,230
Amounts payable pursuant to acquisition agreements                                       14,228             13,564
Other noncurrent liabilities                                                             28,924             25,459
                                                                                 ---------------    ---------------
             Total liabilities                                                        1,144,977            940,358
Stockholders' equity:
      Preferred stock-authorized 1,000,000 shares
             without par value; none issued
      Common stock-authorized 200,000,000 shares $1 par; 91,612,000 shares
             issued (1998-90,459,800 shares issued)                                      91,612             90,460
      Paid-in capital                                                                   684,436            664,225
      Retained earnings                                                                 265,885            225,937
                                                                                 ---------------    ---------------
                                                                                      1,041,933            980,622

      Treasury stock, at cost - 316,000 shares (1998-194,900 shares)                     (6,676)            (4,166)
      Deferred compensation                                                             (14,801)           (12,932)
      Cumulative translation adjustment                                                  (1,194)               (53)
                                                                                 ---------------    ---------------
             Total stockholders' equity                                               1,019,262            963,471
                                                                                 ---------------    ---------------
             Total liabilities and stockholders' equity                              $2,164,239         $1,903,829
                                                                                 ===============    ===============

      The Notes to Consolidated Financial Statements are an integral part of this statement.

                    OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)

                                                            Three Months Ended                       Nine Months Ended
                                                              September 30,                             September 30,
                                                    ----------------------------------    ----------------------------------------
                                                           1999               1998                 1999                      1998
                                                    ---------------    ---------------    ------------------    ------------------
Sales                                                     $474,007           $383,647            $1,374,340            $1,082,099
Cost of sales                                              348,007            267,168               980,507               755,719
                                                    ---------------    ---------------    ------------------    ------------------

Gross profit                                               126,000            116,479               393,833               326,380
Selling, general and administrative expenses                90,888             71,708               258,417               202,652
Acquisition expenses, pooling-of-interests                    (877)                 -                   (55)               14,587
Restructuring costs                                          2,144                  -                28,857                 3,627
                                                    ---------------    ---------------    ------------------    ------------------

Operating income                                            33,845             44,771               106,614               105,514
Investment income                                              266                623                   915                 3,046
Interest expense                                           (12,629)            (5,301)              (33,458)              (14,507)
                                                    ---------------    ---------------    ------------------    ------------------

Income before income taxes                                  21,482             40,093                74,071                94,053
Income taxes                                                 7,538             14,353                27,442                39,801
                                                    ---------------    ---------------    ------------------    ------------------

Net income                                                $ 13,944           $ 25,740              $ 46,629              $ 54,252
                                                    ===============    ===============    ==================    ==================
Earnings per share:
    Basic                                                   $ 0.15             $ 0.29                $ 0.51                $ 0.61
                                                    ===============    ===============    ==================    ==================
    Diluted                                                 $ 0.15             $ 0.29                $ 0.51                $ 0.61
                                                    ===============    ===============    ==================    ==================
Weighted average number of
    common shares outstanding:
       Basic                                                91,276             89,493                90,900                88,815
                                                    ===============    ===============    ==================    ==================
       Diluted                                              91,276             90,054                91,175                89,647
                                                    ===============    ===============    ==================    ==================
Comprehensive income                                      $ 14,083           $ 25,527              $ 45,910              $ 54,217
                                                    ===============    ===============    ==================    ==================

   The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED

(In thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                         --------------------------------
                                                                              1999             1998
                                                                         ---------------  ---------------
Cash flows from operating activities:
Net income                                                                     $ 46,629         $ 54,252
Adjustments to reconcile net income to net cash
    flows from operating activities:
        Depreciation and amortization                                            50,990           34,176
        Provision for doubtful accounts                                          15,581            8,357
        Deferred tax provision                                                   14,598            7,061
        Non-cash portion of restructuring costs                                   3,489            1,948
Changes in assets and liabilities, net of effects
    from acquisition of businesses:
        Accounts receivable and unbilled receivables                            (57,593)         (50,199)
        Inventories                                                             (13,076)          (2,560)
        Current and noncurrent assets                                           (36,557)         (11,953)
        Payables and accrued liabilities                                         17,134           52,103
        Accrued employee compensation                                            18,603              604
        Deferred revenue                                                            396           (7,835)
        Current and noncurrent liabilities                                        3,530            1,007
                                                                         ---------------  ---------------
                    Net cash flows from operating activities                     63,724           86,961
                                                                         ---------------  ---------------

Cash flows from investing activities:
    Acquisition of businesses                                                  (135,652)        (366,632)
    Capital expenditures                                                        (48,369)         (38,724)
    Other                                                                          (749)           2,144
                                                                         ---------------  ---------------
                    Net cash flows from investing activities                   (184,770)        (403,212)
                                                                         ---------------  ---------------

Cash flows from financing activities:
    Borrowings on line of credit facilities                                     170,000          290,000
    Principal payments on long-term obligations                                  (1,490)         (22,082)
    Exercise of stock options and warrants,
        net of stock tendered in payment                                         (2,148)            (334)
    Dividends paid                                                               (6,148)          (5,056)
    Effect of exchange rate changes on cash and other                               152             (299)
                                                                         ---------------  ---------------
                    Net cash flows from financing activities                    160,366          262,229
                                                                         ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                             39,320          (54,022)
Cash and cash equivalents at beginning of period                                 54,312          138,062
                                                                         ---------------  ---------------
Cash and cash equivalents at end of period                                     $ 93,632         $ 84,040
                                                                         ===============  ===============

Supplemental disclosures of cash flow information:
Income taxes paid, net                                                         $ 17,408         $ 16,328
Interest paid                                                                    27,933            9,744

  The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements

1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments, except as discussed in Notes 2 and 4) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

     In connection with the CompScript and IBAH mergers, in the 1998 second quarter, Omnicare recorded a charge to operating expenses of $17,723,000 ($15,391,000 after taxes) for direct and other merger-related costs pertaining to the merger transactions and certain related restructuring actions. During the quarter ended September 30, 1999, the Company recorded income of $877,000 ($962,000 after taxes) relating to the net reversal of estimated
CompScript and IBAH acquisition related expenses resulting from the finalization of those costs during the quarter. The aftertax net income impact of these adjustments exceeds the pretax impact as a result of the CompScript merger transaction costs reversal, which had no tax effect due to the nature of these expenses.

     Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs include severance and exit costs. Details of these costs follow (in thousands):


                                                             Utilized as of       Third Quarter      Balance at
                                             Initial          September 30,           1999          September 30,
                                           Provision              1999             Adjustment           1999
                                          ----------         ---------------     ---------------    -------------
Merger transaction costs                   $ 14,096            $   (13,219)      $        (877)     $        -
Restructuring costs:
  Employee severance                          1,413                 (1,218)                 -               195
  Exit costs                                  2,214                 (1,541)                 -               673
                                          ----------         --------------     ---------------    -------------
           Total                           $ 17,723            $   (15,978)      $        (877)     $       868
                                          ==========         ==============     ===============    =============

     Restructuring costs include the costs of restructuring the CompScript mail order pharmacy business and the cancellation of certain of its vendor agreements along with severance and exit costs associated with the consolidation of certain IBAH facilities and the restructuring of its pharmaceutics business. These actions resulted in the reduction of approximately 20 employees. Included in the exit costs are $1,948,000 of non-cash items. At September 30, 1999, all remaining liabilities relating to these actions were classified as current liabilities.

3. Based on the "management approach," as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities. The Company's other reportable segment is Contract Research Organization ("CRO")

Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries.

     The table below presents information about the reportable segments as of and for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                                            Three Months Ended September 30,
                                                               ------------------------------------------------------------
                                                                                                 Corporate
                                                                   Pharmacy         CRO             and        Consolidated
1999:                                                              Services       Services     Consolidating      Totals
---------------------------------------------------------------------------------------------------------------------------
Sales                                                            $   440,608    $   33,399       $       -     $   474,007
Depreciation and amortization                                         16,552         1,412             292          18,256
Operating income (expense), excluding acquisition expenses
  and restructuring costs                                             37,695         3,663          (6,246)         35,112
Acquisition income (expenses)                                          1,174          (297)              -             877
Restructuring (costs)                                                 (2,040)         (104)              -          (2,144)
Operating income (expense)                                            36,829         3,262          (6,246)         33,845
Total assets                                                       1,900,127       122,313         141,799       2,164,239
Expenditures for additions to long-lived assets                       13,532           991             511          15,034
---------------------------------------------------------------------------------------------------------------------------

1998:
---------------------------------------------------------------------------------------------------------------------------
Sales                                                            $   352,387    $   31,260       $       -     $   383,647
Depreciation and amortization                                         10,783           962             159          11,904
Operating income (expense)                                            46,824         3,724          (5,777)         44,771
Total assets                                                       1,567,180       101,153         160,280       1,828,613
Expenditures for additions to long-lived assets                       13,053         1,504             671          15,228
---------------------------------------------------------------------------------------------------------------------------

                                                                            Nine Months Ended September 30,
                                                               ----------------------------------------------------------------
                                                                                                 Corporate
                                                                   Pharmacy         CRO             and        Consolidated
1999:                                                              Services       Services     Consolidating      Totals
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                             $  1,271,460    $  102,880       $       -      $  1,374,340
Depreciation and amortization                                           45,728         4,519             743            50,990
Operating income (expense), excluding acquisition expenses
  and restructuring costs                                              141,156        12,818         (18,558)          135,416
Acquisition income (expenses)                                              352          (297)              -                55
Restructuring (costs)                                                  (26,023)       (2,834)              -           (28,857)
Operating income (expense)                                             115,485         9,687         (18,558)          106,614
Total assets                                                         1,900,127       122,313         141,799         2,164,239
Expenditures for additions to long-lived assets                         42,978         2,544           2,847            48,369
-------------------------------------------------------------------------------------------------------------------------------

1998:
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                             $    992,661    $   89,438       $       -      $  1,082,099
Depreciation and amortization                                           29,884         3,905             387            34,176
Operating income (expense), excluding acquisition expenses
  and restructuring costs                                              132,008         8,738         (17,018)          123,728
Acquisition (expenses)                                                  (9,318)       (5,269)              -           (14,587)
Restructuring (costs)                                                   (1,245)       (2,382)              -            (3,627)
Operating income (expense)                                             121,445         1,087         (17,018)          105,514
Total assets                                                         1,567,180       101,153         160,280         1,828,613
Expenditures for additions to long-lived assets                         32,078         4,764           1,882            38,724
-------------------------------------------------------------------------------------------------------------------------------

4. In the second quarter of 1999, the Company announced a comprehensive restructuring plan to streamline company-wide operations through the implementation of a productivity and consolidation program. This program is in response to the recent changes in the healthcare industry and will complement Omnicare's ability to gain maximum benefits from the existing acquisition program. The productivity and consolidation initiatives are expected to eliminate redundant efforts, simplify work processes and apply technology to maximize employee productivity, and standardize operations around best practices. Facilities in overlapping geographic territories are being consolidated to better align pharmacies around customers to improve efficiency and enhance the Company's ability to deliver innovative services and programs to its customers. Productivity initiatives are being introduced at the majority of the Company's 220 pharmacy and other operating locations. Also as part of the initiative, the roster of pharmacies and other operating locations is being reconfigured through consolidations, relocations, the creation of nine new sites, and the closing of approximately 20 sites. These strategic measures are expected to lead to the net reduction of approximately 1,700 full- and part-time positions upon completion of the plan.

     In connection with this program, Omnicare expects to recognize total restructuring costs of $32,354,000 ($20,783,000 after taxes). During the second and third quarters of 1999, Omnicare recorded charges to operating expenses totaling $28,857,000 ($18,580,000 after taxes) for restructuring activities. The remaining costs will be expensed over the next five quarters, at such time the amounts are required to be recognized per generally accepted accounting principles. The restructuring charge includes severance pay, the buy-out of current employee contract agreements, the buy-out of lease obligations, the write-off of other assets (representing $3,489,000 of non-cash items) and facility exit costs. Details of these costs follow (in thousands):


                                                                 Third Quarter      Utilized as of      Balance at
                                                Initial               1999          September 30,      September 30,
                                               Provision            Provision           1999                1999
                                              ----------         ---------------     ---------------    -------------
Productivity and consolidation programs:
   Employee severance                           $ 11,555            $          -       $   (1,370)        $    10,185
   Employee contract agreement buy-outs            6,445                     263           (2,028)              4,680
   Lease terminations                              5,536                       -             (447)              5,089
   Other assets and facility exit costs            3,177                   1,881           (3,250)              1,808
                                              ----------         ---------------     ---------------    -------------
                  Total                         $ 26,713            $      2,144       $   (7,095)        $    21,762
                                              ==========         ===============     ===============    =============

     As of September 30, 1999, the Company had incurred approximately $3.4 million of severance and other employee-related costs relating to the reduction of approximately 280 employees. All remaining liabilities recorded at September 30, 1999 were classified as current liabilities since the Company anticipates that these activities will be finalized within the next year. The Company expects that the overall restructuring program will be completed by the end of the year 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
Quarter Ended September 1999 vs. 1998

     Diluted earnings per share for the three months ended September 30, 1999 were $.16 as compared with $.29 earned in the prior year quarter, excluding from the 1999 period a restructuring charge of $2,144,000 ($1,351,000 after taxes, or $0.01 per share) relating to the Company's previously announced productivity and consolidation initiative, and the net reversal of estimated acquisition expenses relating to the finalization of prior year pooling-of-interests transactions totaling $877,000 ($962,000 after taxes, or $0.01 per share). The aftertax net income impact of these adjustments exceeds the pretax impact as a result of the CompScript merger transaction costs reversal, which had no tax effect due to the nature of these expenses. Net income for the 1999 quarter, on this basis, was $14,333,000 versus the $25,740,000 earned in the 1998 quarter. Revenues for the three months ended September 30, 1999 rose 24% to $474,007,000 from the $383,647,000 recorded in the comparable prior year period.

     The increase in the Company's sales represents the cumulative effect of its acquisitions of long-term care pharmacy providers, and continued internal growth of the pharmacy services and contract research organization businesses. The reduction in earnings primarily reflects the very difficult operating environment in the long-term care industry. The implementation of the Prospective Payment System ("PPS") for Medicare residents of skilled nursing facilities continues to create a very unsettled operating environment. While Omnicare experienced PPS-related pricing pressure from skilled nursing facility customers late in 1998 and to a greater extent in 1999, much of this pressure was offset by the addition of new business, the benefits of increased compliance with Omnicare's proprietary geriatric formulary, the Omnicare Geriatric Pharmaceutical Care Guidelines'r', and reduced operating costs. However, the continued reluctance on the part of skilled nursing facilities to admit Medicare residents, particularly those requiring complex care, owing to concerns relating to the adequacy of reimbursement under PPS has caused the continuation of weaker Medicare census in many areas. Moreover, for many skilled nursing facilities, the average length of stay for Medicare residents has decreased. These factors have had the effect of significantly reducing overall occupancy in the facilities Omnicare serves. Moreover, the mix of residents in skilled nursing facilities also has adversely affected Omnicare's results as these facilities have attempted to avoid high acuity patients which impacts overall utilization of drugs. Reimbursement concerns have increasingly driven many nursing facilities to admit residents funded by payors other than Medicare. These trends continued during the third quarter and had an unfavorable impact on sales, profit margins and net income.

     Despite the operating environment, Omnicare continued to see solid revenue growth, reflecting the impact of prior-period acquisitions as well as internal growth. The number of residents served at September 30, 1999 was 628,000, up 11% over the number served one year earlier. This addition of new accounts is net of the elimination of certain uneconomic PPS contracts and those client facilities from which Omnicare has withdrawn due to the deterioration in their financial condition.

     Internal growth resulted primarily from the efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation and changes in sales mix.

     Omnicare's CRO Services segment experienced modest revenue growth during the quarter and operating profit which, while up significantly on a year-to-date basis, was essentially even with the comparable prior year quarter, excluding acquisition expenses and restructuring costs. During the quarter, a slowdown was observed in the commencement rate of several new projects resulting in a temporary underutilization of resources. A number of these projects have commenced in the fourth quarter.

     Gross profit as a percentage of sales decreased to 26.6% in 1999 from 30.4% in 1998. The positive impact on gross profit relating to the Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, benefits realized from the Company's formulary compliance program and productivity and consolidation initiative, and changes in sales mix were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment and the less favorable performance of the CRO Services segment.

     Selling, general and administrative ("operating") expenses for the quarter ended September 30, 1999 increased 27% to $90,888,000 as compared to 1998 due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 19.2% in 1999 were greater than the 18.7% experienced in the comparable prior year period due primarily to an increase in the Company's provision for doubtful accounts due to a deterioration in the financial condition of several of the Company's Pharmacy Services customers as a result of the current PPS environment.

     Investment income for the three months ended September 30, 1999 was $266,000, a decrease of $357,000 in comparison to the same period of 1998 due to a lower average invested cash balance during the third quarter of 1999 than in the third quarter of 1998. The use of cash is primarily attributable to the Company's acquisition program and capital expenditures.

     Interest expense during the three months ended September 30, 1999 was $12,629,000, an increase of $7,328,000 versus the comparable prior year period primarily due to the impact of interest expense associated with the $100 million and $85 million increases, respectively, in borrowings under the Company's five-year $400 million and 364-day $400 million line of credit facilities from September 30, 1998 to September 30, 1999. These increases are primarily attributable to the Company's acquisition program. Also impacting the quarterly comparison is the full quarter impact in the third quarter of 1999 of interest expense associated with a $250 million draw on the Company's five-year $400 million line of credit facility late in the third quarter of 1998 in connection with the Company's acquisition of the pharmacy business of Extendicare, Inc.

     The decrease in the effective tax rate to 35.1% in the third quarter of 1999 from 35.8% in the comparable prior year quarter is primarily attributable to the favorable tax effect associated with the Company's reversal of estimated acquisition-related expenses for prior year pooling-of-interests transactions, based on the finalization of these transaction costs.

Year-to-Date September 1999 vs. 1998

     Diluted earnings per share for the nine months ended September 30, 1999 were $.71 versus the $.78 per diluted share earned in the same period of 1998, net of acquisition expenses related to pooling-of-interests transactions and restructuring charges from both periods. Net income, on this basis, for the first nine months of 1999 was $64,833,000 as compared to the $70,058,000 earned in the comparable 1998 period. Revenues of $1,374,340,000 in the first nine months of 1999 were 27% higher than the $1,082,099,000 recorded in the comparable prior year period. The first nine months of 1999 include restructuring charges and net pooling-of-interests expenses, totaling $28,802,000 before taxes ($18,204,000 after taxes, or $0.20 per diluted share). The comparable 1998 period includes pooling-of-interests expenses and restructuring charges totaling $18,214,000 before taxes ($15,806,000 after taxes, or $0.18 cents per diluted share).

     The increase in sales represents the cumulative effect of the Company's acquisitions of long-term care pharmacy providers, and continued internal growth of the pharmacy services and contract research organization businesses. The favorable impact of these factors on sales was partially offset by the aforementioned unfavorable impact of PPS, which is also responsible for the decline in gross profit as a percentage of sales and net income in comparison to the prior year.

     During the first three quarters of 1999, the Company acquired five institutional pharmacy providers (excluding insignificant purchases of other assets) which, when combined with internal growth, brought the total number of nursing facility residents served to 628,000 at September 30, 1999. These transactions added approximately $65.5 million in revenues on an annualized basis.

     Internal growth resulted from the efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation, significant growth in other complementary non-pharmaceutical service businesses (primarily the CRO Services segment, as previously discussed) and other changes in sales mix.

     Gross profit as a percentage of sales decreased to 28.7% in 1999 from 30.2% in 1998. The positive impact on gross profit relating to the Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, benefits realized from the Company's formulary compliance program and productivity and consolidation initiative, and changes in sales mix including increased sales from contract research organizations were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment.

     Operating expenses for the nine months ended September 30, 1999 increased 28% to $258,417,000 as compared to 1998 due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 18.8% in 1999 were relatively consistent with the 18.7% experienced in the prior year.

     Investment income for the nine months ended September 30, 1999 was $915,000, a decrease of $2,131,000 in comparison to the same period of 1998 due to a lower average invested cash balance during the first three quarters of 1999 as compared to 1998. The use of cash is primarily attributable to the Company's acquisition program and, to a lesser extent, capital expenditures.

     Interest expense during the nine months ended September 30, 1999 was $33,458,000, an increase of $18,951,000 versus the comparable prior year period primarily due to the impact of interest expense associated with the $100 million and $85 million increases, respectively, in borrowings under the Company's five-year $400 million and 364-day $400 million line of credit facilities from September 30, 1998 to September 30, 1999. These increases are primarily attributable to the Company's acquisition program. Also impacting the period-to-period comparison is the nine month effect in 1999 of interest expense associated with a $250 million draw on the Company's five-year $400 million line of credit facility late in the third quarter of 1998 in connection with the Company's acquisition of the pharmacy business of Extendicare, Inc.

     The decrease in the effective tax rate to 37.0% during the first three quarters of 1999 from 42.3% in the comparable prior year period is primarily attributable to a reduction in nondeductible acquisition expenses relating to the 1999 pooling-of-interests transaction as compared to the 1998 pooling-of-interests transactions, and a decrease in state and local income taxes in 1999 due to the Company's state tax planning programs. The Company expects the benefit realized from the state tax planning programs to continue. The effective tax rates in the 1999 and 1998 periods are higher than the statutory rate primarily due to state and local income taxes and various nondeductible expenses (e.g., acquisition costs, etc.).

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1999 were $93.6 million versus $54.3 million at December 31, 1998. Acquisitions of businesses through September 30, 1999 required $135.7 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-1999 acquisitions) which were primarily funded by borrowings from the Company's revolving credit facilities during the first half of 1999. In October 1996, the Company entered into a five-year agreement with a consortium of sixteen banks for a $400 million revolving credit facility available through 2001. In December 1998, the Company amended this five-year $400 million line of credit to permit an additional 364-day $400 million line of credit, which is convertible at maturity into a one-year term loan. During the third quarter of 1999, Omnicare renewed this 364-day $400 million revolving line of credit through September 2, 2000, with no change in pricing or terms. Interest rates and commitment fees for the five-year $400 million line of credit facility are based on the Company's level of performance under certain financial ratios, debt covenants and the amount of borrowings under the line of credit. The total amount outstanding under this facility as of September 30, 1999 was $390 million. Interest rates and commitment fees under the 364-day $400 million line of credit are based on the Company's debt ratings. The amount outstanding at September 30, 1999 under the 364-day facility was $85 million. The Company generated positive net cash flows from operating activities of $63.7 million during the nine months ended September 30, 1999, $33.0 million of which was generated in the third quarter. Improved management of working capital significantly contributed to the favorable third quarter 1999 operating cash flow results.

     The Company's capital requirements are primarily related to its acquisition program and, to a lesser extent, capital expenditures, including those related to investments in the Company's information technology systems such as its Year 2000 compliance initiative. During the nine months ended September 30, 1999, the Company made five acquisitions (excluding insignificant purchases of other assets), as well as payments relating to individually insignificant purchases of other assets and disbursements relating to amounts payable pursuant to acquisition agreements relating to pre-1999 acquisitions. Such acquisition activity was financed from cash and cash equivalents and the issuance of approximately 483,000 shares of common stock. There are no material commitments outstanding at September 30, 1999, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

     The Company's current ratio at September 30, 1999 and December 31, 1998 was
2.2 to 1.0 and 2.6 to 1.0, respectively. The decrease in the current ratio is primarily attributable to current liabilities recorded relating to the September 2, 2000 maturity date for the $85 million borrowed under the 364-day $400 million line of credit, as well as the remaining reserve of approximately $22 million recorded in connection with the Company's aforementioned productivity and consolidation initiative.

     On February 3, 1999, the Company's Board of Directors increased the quarterly cash dividend by 13% to 2.25 cents per share for an indicated annual rate of 9 cents per share in 1999. Dividends of $ 6.1 million were paid during the nine months ended September 30, 1999 versus the $5.1 million paid in the comparable prior year period.

     The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Impact of Year 2000

     The Company utilizes information systems throughout its business to carry out its day-to-day operations. Further, the Company has and will continue to invest in financial and operational systems to support its growth strategy. Incorporated in this process is the continuing assessment of the Company's Year 2000 compliance. The Company currently considers its internal information technology ("IT") systems to be substantially Year 2000 compliant. For those systems that are not Year 2000 compliant, Omnicare is currently correcting, upgrading or replacing those systems with, among other systems, its new proprietary information system, which is Year 2000 compliant. The Company believes it will be able to modify or replace its affected systems in time to avoid any interruptions in its operations and anticipates that such remediation will be completed during the latter part of 1999. The system remediation is being completed using both internal resources and external consultants. The Company estimates that the total costs associated with this project will range from approximately $7.7 million to $8.4 million (with hardware accounting for approximately 30 percent of these costs and software and implementation approximating 70 percent of these costs). Approximately $6.5 million has been spent to date. The cost of this project is being funded from the Company's operating cash flows. No IT projects with high priority have been significantly delayed due to the Year 2000 initiatives. The Company does not anticipate any significant implications with respect to Year 2000 issues relating to non-IT systems.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

     In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's acquisition program, internal growth trends, nursing home admission trends, census and length of stay trends, the expected benefits from the Company's state tax planning programs, the adequacy and availability of Omnicare's sources of liquidity and capital, and the impact of the Year 2000 issue. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions, the continued availability of suitable acquisition candidates and the successful integration of acquired companies, whether there will be passage of legislation giving financial relief under PPS, the effect of new government regulation and/or legislative initiatives including those relating to reimbursement policies and in the interpretation and application of such policies, the failure of Omnicare to obtain or maintain required regulatory approvals or licenses, loss or delay of contracts pertaining to Omnicare's CRO business for regulatory or other reasons, the ability to implement the productivity and consolidation program and to realize anticipated benefits, changes in tax law and regulation, trends for the continued growth of the businesses of Omnicare, volatility in Omnicare's stock price, the demand for Omnicare's products and services, pricing and other competitive factors in the industry, variations in costs or expenses, changes in the scope of Year 2000 initiatives, and delays or problems in the implementation of Year 2000 initiatives by Omnicare and/or its suppliers and customers and other payors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

     The Company's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at September 30, 1999 includes $390 million outstanding under its five-year $400 million variable-rate revolving line of credit facility at an approximate average rate of 6.4% at September 30, 1999 (a one-hundred basis point change in interest rates would impact interest expense by approximately $1.0 million per quarter), $85 million outstanding under its 364-day $400 million variable-rate revolving line of credit facility at an approximate average rate of 6.4% at September 30, 1999 (a one-hundred basis point change in interest rates would impact interest expense by approximately $0.2 million per quarter) and $345 million outstanding under convertible subordinated notes due in 2007, which accrue interest at a fixed rate of 5%. The fair value of the Company's debt obligations approximates their carrying value.

PART II. -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                  Number                             Exhibit
                  ------                             -------
                     4        Amendment No. 1 to 364-Day $400 Million Credit Agreement
                              dated as of September 3, 1999

                     11       Computation of Earnings Per Common Share

                     27       Financial Data Schedule

         (b) Reports on Form 8-K - The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Omnicare, Inc.
                                                  --------------
                                                  Registrant

Date   November 15, 1999                          By: /s/ David W. Froesel, Jr.
     ------------------------                         -----------------------
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

 The registered trademark symbol shall be expressed as.................. 'r'