Form 10-K405
period 1999-12-31
OMNICARE INC
filed 2000-03-30
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (Mark One) Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

 _X_ For the fiscal year ended December 31, 1999

                                       OR

 ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     (No Fee Required)

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


                                                        NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                              ON WHICH REGISTERED
       -------------------                              --------------------
    Common Stock ($1 Par Value)                      New York Stock Exchange
  Preferred Share Purchase Rights                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ___    ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ___

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on February 29, 2000 ($9.1875 per share):
$824,071,342.

As of February 29, 2000, 92,125,514 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.'s ("Omnicare", the "Company" or the "Registrant") definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be held May 15, 2000, are incorporated by reference into Part III of this report. Definitive copies of its 2000 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                 OMNICARE, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I

                                                                              PAGE
                                                                              ----
         ITEM 1.  BUSINESS...................................................... 3
         ITEM 2.  PROPERTIES....................................................17
         ITEM 3.  LEGAL PROCEEDINGS............................................ 21
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS........................................ 21
                  EXECUTIVE OFFICERS OF THE COMPANY  .......................... 21

                                     PART II

         ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.............................. 22
         ITEM 6.  SELECTED FINANCIAL DATA ..................................... 23
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS........................................ 26
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISKS........................................... 37
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                  DATA..........................................................38
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE .................................................. 71

                                     PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT .............................................. 71
         ITEM 11. EXECUTIVE COMPENSATION ...................................... 71
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT  ...................................... 71
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS .............................................. . 71

                                     PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K  .................................... 71


                                     PART I

ITEM 1 - BUSINESS

BACKGROUND

         Omnicare, Inc. (the "Company" or "Omnicare") was incorporated in Delaware on May 19, 1981 to conduct certain health care businesses contributed to it by W.R. Grace & Co. and Chemed Corporation, and in July 1981 public trading of the Company's Common Stock commenced. As part of a multi-year restructuring program undertaken in 1985, the Company, through a series of divestitures and acquisitions, redeployed all of its capital in the institutional pharmacy business. Further, the Company has had an active institutional pharmacy acquisition program in effect since 1989. In 1999, the Company completed the acquisition of five institutional pharmacy providers. Additional information regarding the Company's acquisition program is presented at "Note 2 - Acquisitions" of the Notes to Consolidated Financial Statements at
Item 8 of this Form 10-K. As a result of these activities, Omnicare is today a leading provider of pharmacy services to long-term care institutions such as skilled nursing facilities, assisted living communities and other institutional health care facilities. In 1997, Omnicare completed the acquisition of its first contract research organization ("CRO"). The Company subsequently acquired two additional CROs in 1998, significantly increasing its presence in this sector of the health care industry. In 1999, the Company implemented a company-wide productivity and consolidation program to take place over the remainder of 1999 and 2000. The program is designed to eliminate redundant efforts and simplify work processes to maximize employee productivity and standardize operations around best practices. Additional information about the program is presented at "Note 12 - Restructuring and Other Related Charges" of the Notes to Consolidated Financial Statements.

         The Company operates in two business segments. The largest segment, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in such facilities. Omnicare also provides consultant pharmacist services, including evaluating residents' drug therapy, monitoring the control, distribution and administration of drugs within the nursing facility and assisting in compliance with state and federal regulations. In addition, Omnicare provides ancillary services, such as infusion therapy, distributes medical supplies and offers clinical and financial software information systems to its client nursing facilities. At December 31, 1999, Omnicare provided these services to approximately 631,200 residents in approximately 8,800 long-term care facilities in 43 states. The Pharmacy Services segment provides no services outside of the United States. The Company's other business segment is Contract Research Organization Services ("CRO Services"). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries, operating in 23 countries around the world. Financial information regarding the Company's business segments is presented at "Note 15 - Segment Information" of the Notes to Consolidated Financial Statements.

PHARMACY SERVICES SEGMENT

         Omnicare purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions to the nursing facility for administration to individual residents by the facility's nursing staff. Omnicare typically services nursing homes within a 150-mile radius of its pharmacy locations. Omnicare maintains a 24-hour, on-call pharmacist service, 365 days per year, for emergency dispensing and delivery or for consultation with the facility's staff or the resident's attending physician.

         Upon receipt of a prescription, the relevant resident information is entered into Omnicare's computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed; generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or resident. The Company also provides therapeutic interchange, with physician approval, in accordance with the Company's pharmaceutical care guidelines. See "The Omnicare Geriatric Pharmaceutical Care Guidelines'r'" below for further discussion.

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

Consultant Pharmacist Services

         Federal and state regulations mandate that nursing facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Omnicare provides consultant pharmacist services which help clients comply with such federal and state regulations applicable to nursing homes. The services offered by Omnicare's consultant pharmacists include: (i) comprehensive, monthly drug regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the resident's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participation on the Pharmacy and Therapeutics, Quality Assurance and other committees of client nursing facilities as well as periodic involvement in staff meetings; (iii) monitoring and monthly reporting on facility-wide drug usage; (iv) development and maintenance of pharmaceutical policy and procedures manuals; and (v) assistance to the nursing facility in complying with state and federal regulations as they pertain to patient care.

         Omnicare has also developed a proprietary software system for the use of its consultant pharmacists. The system, called OSC2OR'r' (Omnicare System of Clinical and Cost Outcomes Retrieval), enables Omnicare pharmacists not only to perform their above described functions efficiently but also provides the platform for consistent data retrieval for outcomes research and management.

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

The Omnicare Geriatric Pharmaceutical Care Guidelines'r'

         In June 1994, to enhance the pharmaceutical care management services that it offers, Omnicare introduced to its client nursing facilities and their attending physicians the Omnicare Geriatric Pharmaceutical Care Guidelines'r' (the "Omnicare Guidelines'r'") which it believes is the first clinically-based formulary for the elderly residing in long-term care institutions. The Omnicare Guidelines'r' presents an analysis ranking specific drugs in therapeutic classes as Preferred, Acceptable or Unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly in nursing facilities. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in nursing facilities. The clinical evaluations and rankings were developed exclusively for the Company by the Philadelphia College of Pharmacy, an academic institution recognized for its expertise in geriatric long-term care. In addition, the Omnicare Guidelines'r' provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

         As the Omnicare Guidelines'r' focuses on health benefits, rather than solely on cost, in assigning rankings, the Company believes that use of the Omnicare Guidelines'r' assists physicians in making the best clinical choices of drug therapy for the patient at the lowest cost to the payor of the pharmacy bill. Accordingly, the Company believes that the development of and compliance with the Omnicare Guidelines'r' is important in lowering costs for skilled nursing facilities operating under the Medicare Prospective Payment System implemented during mid-1998 and, to a greater extent, during 1999.

Disease and Outcomes Management

         The Company has expanded upon the data in the Omnicare Guidelines'r' to develop disease and outcomes management programs targeted at major categories of disease commonly found in the elderly, such as congestive heart failure, osteoporosis and atrial fibrillation. Such programs seek to identify patients who may be candidates for more clinically efficacious drug therapy and to work with physicians to optimize pharmaceutical care for these geriatric patients. These programs enhance the quality of care of elderly patients while reducing costs to the health care system which arise from the adverse outcomes of sub-optimal or inappropriate drug therapy.

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

         Other Services. Omnicare also provides clinical care plan and financial information systems to its client facilities to assist them in determining appropriate care as well as in predicting and tracking costs. The Company also offers respiratory therapy products and durable medical equipment. In late 1999, Omnicare initiated a program to provide on-site dialysis supplies and services for residents of skilled nursing facilities. Omnicare continues to review the expansion of these as well as other products and services that may further enhance the ability of its client nursing facilities to care for their patients in a cost-effective manner.

 CONTRACT RESEARCH ORGANIZATION SERVICES SEGMENT

         Omnicare's CRO Services segment provides comprehensive product development services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy, and clinical (phases I-IV) development stages of pharmaceuticals by offering comprehensive and fully integrated clinical, quality assurance, data management, medical writing and regulatory support for its clients' drug development programs. CRO Services also provides pharmaceutics services, in parallel with the stages described above. This process involves product dose form development, including the formulation of placebo and active drug, clinical manufacturing and process development for commercial manufacturing, the development of analytical methodology, execution of a high number of analytical tests, as well as stability testing and clinical packaging. Including the conduct of business in the United States, CRO Services operates in 23 countries.

         The Company believes that its involvement in the CRO business is a logical adjunct to its core institutional pharmacy business and will serve to leverage its assets and strengths, including its access to a large geriatric population and its ability to collect data for disease and outcomes management. Such assets and strengths will be of significant value in developing new drugs targeted at diseases of the elderly and in meeting the Food and Drug Administration's geriatric dosing and labeling requirements for all prescription drugs provided to the elderly, as well as in documenting health outcomes to payors and plan sponsors in a managed care environment.

PRODUCT AND MARKET DEVELOPMENT

         Omnicare's Pharmacy Services and CRO Services businesses engage in a continuing program for the development of new services and for marketing these services. While new service and new market development are important factors for the growth of these businesses, Omnicare does not expect that any new service or marketing efforts, including those in the developmental stage, will require the investment of a significant portion of Omnicare's assets.

MATERIALS/SUPPLIES

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

SEASONALITY

         The Company's business operations are not significantly impacted by seasonality.

INVENTORIES

         Omnicare's pharmacies maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to its customers. The Company's primary wholesale distributor also maintains local warehousing in most major geographic markets in which the Company operates.

CUSTOMERS

         At December 31, 1999, Omnicare's Pharmacy Services segment served 631,200 residents in approximately 8,800 long-term care facilities and other institutional health care settings.

         The Company's CRO Services segment serves a broad range of clients, including most of the major multinational pharmaceutical and many of the major biotechnology companies as well as smaller companies in the pharmaceutical and biotechnology industries.

         No single client comprised more than 10% of consolidated revenues during 1999. The Company's business would not be materially or adversely affected by the loss of any one customer or small group of customers.

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

Pharmacy Services Segment

         Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. The Company currently has pharmacy licenses for each location in the states in which it operates pharmacies. In addition, the Company currently delivers prescription products from its licensed pharmacies to four states in which the Company does not operate a pharmacy. These states regulate out-of-state pharmacies, however, as a condition to the delivery of prescription products to patients in these states. Where applicable, Omnicare's pharmacies hold the requisite licenses in these states. In addition, Omnicare's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

         Medicare and Medicaid. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and Medicare.

         As is the case for nursing home services generally, Omnicare receives reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. The Company believes that its reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 1999, Omnicare's payor mix was approximately as follows: 48% private pay and nursing facilities, 40% Medicaid, 3% Medicare and 9% other private sources (including customers of the CRO business).

         For those patients who are not covered by government-sponsored programs or private insurance, Omnicare generally bills the patient directly or the patient's responsible party on a monthly basis. Depending upon local market practices, Omnicare may alternatively bill private patients through the nursing facility. Pricing for private pay patients is based on prevailing regional market rates or "usual and customary" charges.

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

         Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for nursing facilities relating to drug regimen reviews for Medicaid patients in such facilities. Federal regulations clarify that a pharmacy is not required to meet the general requirements for drugs dispensed to nursing facility residents if the nursing facility complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the nursing facility satisfies the drug regimen review requirement, and the states in which the Company operates currently do require its pharmacies to comply with these general standards.

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

         The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or who are disabled. The Medicare program consists of two parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services, and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs. As part of the Balanced Budget Act of 1997 (the "BBA"), Medicare Part B reimbursement for these drug products is generally limited to 95 percent of the published average wholesale price for such products. An increasing number of Medicare beneficiaries are being served through health maintenance organizations. In addition to the limited Medicare coverage for specified products described above, some health maintenance organizations providing health care benefits to Medicare beneficiaries may offer expanded drug coverage. The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled nursing facilities and suppliers of medical equipment and supplies, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

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

         Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties to parties meeting all of the safe harbor requirements. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the HHS Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. The Health Insurance Portability and Accountability Act of 1996 requires the Secretary of HHS to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions are binding as to the Secretary and the party requesting the opinion.

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

         The Company believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with applicable federal and state laws. There can be no assurance, however, that such laws will be interpreted in the future in a manner consistent with the Company's interpretation and application.

         Health Care Reform and Federal Budget Legislation. In recent years, a number of legislative proposals have been introduced in Congress that would effect major changes in the health care system, either nationally or at the state level. The 1997 BBA was designed to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandated establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities ("SNFs") under which facilities are paid a federal per diem rate for virtually all covered SNF services, including ancillary services such as pharmacy. PPS is being phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. Prior to PPS, SNFs under Medicare received cost-based reimbursement. In the BBA Conference Report, the conferees specifically noted that, to ensure that the frail elderly residing in SNFs receive needed and appropriate medication therapy, the Secretary of HHS is to consider, as part of the PPS for SNFs, the results of studies conducted by independent organizations, including those which examine appropriate payment mechanism and payment rates for medications therapy, and develop case mix adjustments that reflect the needs of such patients. The BBA also imposed limits on annual updates in payments to Medicare SNFs, and instituted consolidated billing for SNF services for all non-physician Part B items and services for SNF residents no longer eligible for Part A SNF care. While this provision was to become effective July 1, 1998, it has been delayed indefinitely. The BBA also imposed numerous other cost savings measures affecting Medicare SNF services.

         On July 30, 1999, the Health Care Financing Administration ("HCFA") issued final regulations to implement the SNF PPS and consolidated billing rules, and the updated payment rates for October 1, 1999 through September 30, 2000. The Company, as well as others in the long term care industry, concluded that the PPS rates did not adequately compensate SNFs for the high medication costs of some frail elderly Medicare beneficiaries. In response to these concerns, on November 29, 1999, Congress enacted the Balanced Budget Refinement Act ("BBRA"), which was designed to mitigate the effects of the BBA. The BBRA allows SNFs to choose to receive the full federal PPS rates on or after December 15, 1999 (based upon the fiscal year-end of the SNF) rather than participating in the three-year transition period. Also, effective April 1, 2000, the BBRA temporarily increases the PPS per diem rates by 20 percent for 15 patient acuity categories, including medically complex patients with generally higher pharmacy costs, pending appropriate revisions to the PPS system. The increases will continue until the later of (1) October 1, 2000, or (2) the date that HCFA implements a refined PPS system that better accounts for medically-complex patients. The revised rates may be more or less than the temporary 20% increase under the BBRA. The BBRA also provides for a four percent increase in the federal per diem rate for all patient acuity categories for fiscal years commencing October 1, 2000 and 2001 (in addition to the 20% increase in the 15 high acuity categories). These changes should motivate nursing homes to increase Medicare admissions, particularly among the more acutely ill, which should have a salutary effect on the Company's business.

         The BBA also mandated that suppliers obtain a surety bond as a condition of issuance or renewal of a Medicare Part B supplier number. In January 1998, new rules were proposed to establish additional supplier standards, including the requirement to obtain a surety bond. Under the proposal, a supplier would be required to obtain a surety bond for each tax identification number for which it has a Medicare supplier number. Final rules have not yet been issued.

         The BBA also repealed the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities or that payments to nursing facilities will be made on a timely basis. The law also grants states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facility and institutional pharmacy services, no assurances can be given that these programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates.

         Although it is unclear what the long-term impact of PPS will be, the short-term impact of PPS has been evidenced by an erosion of census for some facilities, lower acuity levels of residents in some nursing homes and an unfavorable payor mix for the Company. While the Company expects that the impact of PPS on the long-term care industry will continue to affect

Omnicare and its clients in 2000, it appears that the unfavorable operating trends experienced to date have begun to stabilize. Further, the Company anticipates that federal and state governments will continue to review and assess alternate health care delivery systems, payment methodologies and operational requirements for health care providers including protection of confidential patient information. It is not possible to predict the effect of elements of potential legislation or regulation, or the interpretation or administration of such legislation or regulation, including the adequacy and timeliness of payment to or costs required to be incurred by client facilities, on Omnicare's business. Accordingly, there can be no assurance that any such future health care legislation or regulation will not adversely affect Omnicare's business.

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

CRO Services Segment

         The clinical, manufacturing, analytical and clinical trial supply services performed by Omnicare's CRO Services segment are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. The industry standard for conducting laboratory testing is embodied in the good laboratory practice ("GLP") regulations. The requirements for facilities engaging in pharmaceutical, analytical, manufacturing and clinical trial supplies preparation, labeling and distribution are set forth in the good manufacturing practice ("GMP") regulations. GLP and GMP regulations have been mandated by the Food and Drug Administration ("FDA") and the European Medicines Evaluation Agency (the "EMEA") and adopted by similar regulatory authorities in other countries. GLPs and GMPs contain requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations, among other things, require that written, standard operating procedures ("SOPs") are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, Omnicare's CRO Services has a worldwide staff of experienced quality assurance professionals which monitor ongoing compliance with GLP and GMP regulations by auditing study data and conducting regular on-site inspections of testing procedures and facilities.

         The industry standard for the conduct of clinical research and development studies is embodied in good clinical practice ("GCP") regulations and guidelines. The FDA and many other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with GCP provisions and a set of regulations relating to the testing of investigational new drugs ("INDs"). These provisions include: (i) complying with specific regulations governing the selection of qualified investigators;
(ii) obtaining specific written commitments from the investigators and disclosing potential financial conflicts of interest; (iii) verifying that full patient informed consent is obtained; (iv) instructing investigators to maintain records and reports; (v) verifying drug or device accountability; and (vi) permitting appropriate governmental authorities access to data for their review. Records for clinical studies must be maintained for specific periods for inspection by the FDA, European Union ("EU") or other authorities during audits. Non-compliance with GCP or IND requirements can result in the disqualification of data collected during the clinical trial and may lead to debarrment of an investigator or CRO if fraud is detected.

         CRO Services' SOPs related to clinical studies are written in accordance with regulations and guidelines which comply with a global standard, including variations in the regions where they will be used, thus helping to ensure acceptance of the research in product marketing applications. CRO Services also complies with International Congress of Harmonization, EU GCP regulations and U.S. GCP regulations for North America.

         The Company's U.S. manufacturing, analytical and other laboratories are subject to licensing and regulation under federal, state and local laws relating to maintenance of appropriate processes and procedures under the Clinical Laboratories Improvement Act ("CLIA"), hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of the Company's laboratories are operated in material compliance with applicable federal and state laws and regulations relating to maintenance of trained personnel, proper equipment processes and procedures required by CLIA regulations of HHS, and the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency and the Occupational Safety and Health Administration. Certain of the Company's facilities are engaged in drug development activities involving controlled substances. The use of, and accountability for, controlled substances are regulated by the United States Drug Enforcement Administration. Relevant employees of the Company receive initial and periodic training to ensure compliance with applicable hazardous material regulations and health and safety guidelines.

         Although the Company believes that it is currently in compliance in all material respects with federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

COMPETITION

         By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. In the geographic regions it serves, Omnicare competes with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. The Company is the largest independent institutional pharmacy company in the U.S. Omnicare believes that it competes favorably in this market on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of its services along with the clinical expertise, pharmaceutical technology and professional support it offers.

         In its program of acquiring institutional pharmacy providers, the Company competes with several other companies with similar acquisition strategies, some of which may have substantial financial resources.

         Omnicare's CRO Services competes against other full-service CROs and the internal resources of its clients. The CRO industry is highly fragmented with a number of full-service CROs and many small, limited-service providers, some of which serve only local markets. Clients choose a CRO based on, among others, reputation, references from existing clients, the client's relationship with the CRO, the CRO's experience with the particular type of project and/or therapeutic area of clinical development, the CRO's ability to add value to the client's development plan, the CRO's financial stability and the CRO's ability to provide the full range of services required by the client. Omnicare believes that it competes favorably in these respects.

ENVIRONMENTAL MATTERS

         In operating its facilities, Omnicare makes every effort to comply with applicable pollution control laws. No major difficulties have been encountered in effecting compliance. No material capital expenditures for environmental control facilities are expected. While Omnicare cannot predict the effect which any future legislation, regulations, or interpretations may have upon its operations, it does not anticipate any changes that would have a material adverse impact on its operations.

EMPLOYEES

         At December 31, 1999, Omnicare employed approximately 11,006 persons (including 4,201 part-time employees), 10,591 and 415 of whom were located within and outside the United States, respectively.

ITEM 2 - PROPERTIES

    Omnicare has offices, distribution centers and other key operating facilities in various locations in and outside the United States. A list of the more significant facilities operated by Omnicare as of December 31, 1999 follows. The owned properties are held in fee and are not subject to any material encumbrance. Omnicare considers all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

                                                                                                        Leased
                                                                                       -------------------------------------
                                                                        Owned Area
            Location                              Type                   (sq. ft.)    Area (sq. ft.)      Expiration Date
  ----------------------------       -------------------------------    ----------    --------------    ------------------
   Spartanburg, South Carolina             Distribution Center              --             10,000       July 8, 2000
      Van Nuys, California           Offices and Distribution Center        --             10,400       February 28, 2003
     St. Petersburg, Florida         Offices and Distribution Center        --             10,500       Month-to-Month
     Des Plaines, Illinois           Offices and Distribution Center        --             10,500       May 31, 2008
       Rockford, Illinois               Offices and Retail Outlet           --             11,000       February 28, 2004
      Louisville, Kentucky           Offices and Distribution Center        --             11,000       August 31, 2002
       Yakima, Washington            Offices and Distribution Center        --             11,000       February 28, 2005
        Peoria, Illinois             Offices and Distribution Center        --             11,022       June 30, 2001
      South Elgin, Illinois          Offices and Distribution Center        --             11,175       August 1, 2002
         Omaha, Nebraska             Offices and Distribution Center        --             11,250       March 31, 2001
        Des Moines, Iowa             Offices and Distribution Center        --             11,300       March 31, 2009
   Thomasville, North Carolina       Offices and Distribution Center        --             11,325       December 31, 2002
       Rockford, Illinois            Offices and Distribution Center        --             11,436       February 28, 2001
      Alexandria, Louisiana          Offices and Distribution Center        --             12,000       April 30, 2001
           Dover, Ohio               Offices and Distribution Center        --             12,000       December 12, 2008

                                                                                                        Leased
                                                                                       -------------------------------------
                                                                        Owned Area
            Location                              Type                   (sq. ft.)    Area (sq. ft.)      Expiration Date
  ----------------------------       -------------------------------    ----------    --------------    ------------------
        Hallowell, Maine             Offices and Distribution Center        --             13,000       September 30, 2002
 Wessex  Business Ctr., England                  Offices                    --             13,000       June 30, 2001
       Spokane, Washington           Offices and Distribution Center        --             13,750       October 31, 2006
        Ashland, Kentucky            Offices and Distribution Center        --             14,000       October 31, 2003
     Fort Wright, Kentucky                       Offices                    --             14,237       March 31, 2008
     New Brighton, Minnesota         Offices and Distribution Center        --             14,400       Month-to-Month
  West Boylston, Massachusetts       Offices and Distribution Center        --             14,800       May 3, 2003
         Englewood, Ohio             Offices and Distribution Center        --             15,000       January 31, 2001
      West Seneca, New York          Offices and Distribution Center        --             15,000       April 30, 2004
      Rochester, New York            Offices and Distribution Center        --             15,000       December 31, 2003
      Huber Heights, Ohio                   Distribution Center           15,000             --               --
   Pompton Plains, New Jersey        Offices and Distribution Center        --             16,041       July 31, 2001
     Des Plaines, Illinois           Offices and Distribution Center        --             16,173       May 31, 2008
         Miami, Florida              Offices and Distribution Center        --             16,665       November 30, 2001
      Springfield, Missouri          Offices and Distribution Center        --             17,000       September 30, 2002
        Griffith, Indiana            Offices and Distribution Center        --             17,100       May 31, 2002
         Malta, New York             Offices and Distribution Center        --             17,400       December 31, 2005
     Peabody, Massachusetts          Offices and Distribution Center        --             17,500       January 25, 2002
       Plainview, New York           Offices and Distribution Center        --             17,500       June 30, 2005
          Milford, Ohio              Offices and Distribution Center        --             18,000       December 31, 2000

                                                                                                        Leased
                                                                                       -------------------------------------
                                                                        Owned Area
            Location                              Type                   (sq. ft.)    Area (sq. ft.)      Expiration Date
  ----------------------------       -------------------------------    ----------    --------------    ------------------
       Rockford, Illinois            Offices and Distribution Center        --             18,000       November 30, 2009
        Springfield, Ohio            Offices and Distribution Center        --             18,000       December 12, 2003
    Pittsburgh, Pennsylvania         Offices and Distribution Center        --             18,334       January 31, 2009
      Boca Raton, Florida            Offices and Distribution Center        --             18,661       December 31, 2002
    Greensburg, Pennsylvania         Offices and Distribution Center        --             20,000       February 3, 2002
          Mentor, Ohio               Offices and Distribution Center        --             20,000       July 31, 2000
  Ft. Washington, Pennsylvania          Offices and  Laboratories           --             20,000       December 31, 2000
       Henderson, Kentucky           Offices and Distribution Center        --             20,000       January 31, 2002
        Decatur, Illinois            Offices and Distribution Center      20,000             --                   --
         Wadsworth, Ohio             Offices and Distribution Center        --             21,000       June 30, 2001
    Golden Valley, Minnesota         Offices and Distribution Center      21,545             --                   --
      Overland Park, Kansas          Offices and Distribution Center        --             21,550       Month-to-Month
        Portland, Oregon             Offices and Distribution Center        --             23,700       April 30, 2008
      Indianapolis, Indiana          Offices and Distribution Center        --             23,740       July 31, 2001
     Oklahoma City, Oklahoma         Offices and Distribution Center        --             24,000       Month-to-Month
        Cincinnati, Ohio             Offices and Distribution Center        --             24,375       September 30, 2009
         Columbus, Ohio              Offices and Distribution Center        --             24,543       June 30, 2000
         Troy, New York                         Offices                     --             25,124       March 31, 2002
      Salt Lake City, Utah           Offices and Distribution Center        --             28,400       January 31, 2009
       Livonia, Michigan             Offices and Distribution Center        --             28,524       May 1, 2002

                                                                                                        Leased
                                                                                       -------------------------------------
                                                                        Owned Area
            Location                              Type                   (sq. ft.)    Area (sq. ft.)      Expiration Date
  ----------------------------       -------------------------------    ----------    --------------    ------------------
     Blue Bell, Pennsylvania                     Offices                    --             28,538       June 30, 2000
      Kansas City, Missouri          Offices and Distribution Center        --             29,948       October 21, 2009
      St. Louis, Missouri            Offices and Distribution Center        --             30,400       June 30, 2001
      Hunt Valley, Maryland          Offices and Distribution Center        --             30,600       January 31, 2002
 King of Prussia, Pennsylvania                   Offices                    --             33,500       June 30, 2000
      Louisville, Kentucky           Offices and Distribution Center        --             37,400       September 30, 2001
     Florissant,  Missouri           Offices and Distribution Center      38,014             --               --
        Perrysburg, Ohio             Offices and Distribution Center      40,500             --               --
      Milwaukee, Wisconsin           Offices and Distribution Center        --             41,440       March 31, 2009
     Newington, Connecticut          Offices and Distribution Center        --             42,000       Month-to-Month
       Covington, Kentucky                       Offices                    --             42,400       December 31, 2012
     Des Plaines, Illinois           Offices and Distribution Center        --             47,971       May 31, 2008
      Kirkland, Washington           Offices and Distribution Center        --             52,040       April 15, 2003
     Blue Bell, Pennsylvania                     Offices                    --             67,039       June 30, 2000
  Ft. Washington, Pennsylvania          Offices and Laboratories            --            120,000       December 3, 2011
 King of Prussia, Pennsylvania                   Offices                    --            150,000       June 30, 2010

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

         The executive officers of the Company as of March 17, 2000 are as follows:


      Name                             Age  Office                          First Elected
      ----                             ---  ------                          -------------
Edward L. Hutton ..................... 80   Chairman                        May 20, l98l

Joel F. Gemunder ..................... 60   President                       May 20, l98l

Patrick E. Keefe ..................... 54   Executive Vice                  April 11, 1993
                                            President - Operations

Timothy E. Bien ...................... 49   Senior Vice President -          May 20, 1996
                                            Professional Services
                                            and Purchasing

Mary Lou Fox ......................... 68   Senior Vice President -         May 20, 1996
                                            Marketing

David W. Froesel, Jr. ................ 48   Senior Vice President           March 4, 1996
                                            and Chief Financial Officer

Cheryl D. Hodges ..................... 48   Senior Vice President           August 4, l982
                                            and Secretary

Peter Laterza ........................ 42   Vice President and              August 5, 1998
                                            General Counsel

         All of the executive officers listed above have been actively engaged in the business of the Company or its predecessors for the past five years, with the exception of Messrs. Froesel and Laterza. Mr. Froesel was Vice President of Finance and Administration at Mallinckrodt Veterinary Inc. from May 1993 to February 1996. From July 1989 to April 1993, he was Worldwide Corporate Controller of Mallinckrodt Medical Inc. Mr. Laterza was Assistant General Counsel of The Pittston Company from October 1993 to June 1998.

         Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors which follows the annual meeting of stockholders each year.

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock; Holders of Record

         The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth the ranges of high and low closing prices for the Common Stock on the New York Stock Exchange during each of the calendar quarters of 1999 and 1998.

                                 1999                                1998
                         --------------------------         -----------------------
                         High             Low               High             Low
                         ------           ------            ------           ------
First Quarter            $36.06           $16.50            $39.63           $28.75
Second Quarter           $27.81           $12.25            $39.63           $33.19
Third Quarter            $12.75           $ 7.00            $41.13           $29.63
Fourth Quarter           $14.25           $ 7.13            $34.75           $26.44

         The number of holders of record of Omnicare Common Stock on February 29, 2000 was 2,822. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

         On February 3, 1999, the Board of Directors elected to increase the quarterly cash dividend to $.0225 per share, for an annual rate of $.09 per share in 1999. On February 2, 2000, the Board of Directors approved sustaining the quarterly cash dividend rate of $.0225, for an indicated annual rate of $.09 per share in 2000. It is presently intended that cash dividends will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon the Company's earnings and financial condition and other factors not currently determinable.

Recent Sales of Unregistered Securities

         The Company, as part of its ongoing acquisition program, issues its common shares and warrants ("Securities") from time to time in private transactions not registered under the Securities Act of 1933 in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended December 31, 1999, no transactions were completed involving unregistered Securities.

         When such Securities are issued, they are issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act. See
Note 2 to Consolidated Financial Statements for additional information regarding the 1999 acquisition transactions.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Omnicare, Inc. and Subsidiary Companies
Five-Year Summary of Selected Financial Data
(in thousands, except per share data)

                                                                            For the years ended and at December 31,

                                                            1999         1998         1997            1996           1995
                                                        -----------   ----------   ----------      ----------     ---------
INCOME STATEMENT DATA:  (a)(b)(c)

Sales ................................................. $ 1,861,921   $1,517,370   $1,034,384      $  641,440      $ 477,359
                                                        ===========   ==========   ==========      ==========      =========
Income from continuing
       operations ..................................... $    57,721   $   80,379   $   54,105      $   43,663      $  17,521
Loss from discontinued operations .....................          --           --       (2,154)(d)        (389)(d)     (1,546)(d)
                                                        -----------   ----------   ----------      ----------      ---------
Net income ............................................      57,721       80,379       51,951 (d)      43,274 (d)     15,975 (d)
Deemed dividend on preferred stock ....................          --           --           --              --         (2,712)(e)
                                                        -----------   ----------   ----------      ----------      ---------
Net income available to
       common stockholders ............................ $    57,721   $   80,379   $   51,951 (d)  $   43,274 (d)  $  13,263 (d)(e)
                                                        ===========   ==========   ==========      ==========      =========
Earnings per share data:
   Basic:
       Income from continuing
        operations available to
        common stockholders ........................... $      0.63   $     0.90   $     0.63      $     0.62      $    0.26
       Loss from discontinued operations ..............          --           --        (0.02)(d)          -- (d)      (0.02)(d)
                                                        -----------   ----------   ----------      ----------      ---------
       Net income available to
        common stockholders ........................... $      0.63   $     0.90   $     0.61 (d)  $     0.62 (d)  $    0.24 (d)(e)
                                                        ===========   ==========   ==========      ==========      =========
    Diluted:
       Income from continuing
        operations available to
        common stockholders ........................... $      0.63   $     0.90   $     0.62      $     0.57      $    0.26
       Loss from discontinued operations ..............          --           --        (0.02)(d)          -- (d)      (0.02)(d)
                                                        -----------   ----------   ----------      ----------      ---------
       Net income available to
        common stockholders ........................... $      0.63   $     0.90   $     0.60 (d)  $     0.57 (d)  $    0.24 (d)(e)
                                                        ===========   ==========   ==========      ==========      =========

Dividends per share ................................... $      0.09   $     0.08   $     0.07      $     0.06      $    0.05
                                                        ===========   ==========   ==========      ==========      =========

Weighted average number of common shares outstanding:

        Basic .........................................      90,999       89,081       85,692          69,884         56,216
                                                        ===========   ==========   ==========      ==========      =========
        Diluted .......................................      91,238       89,786       86,710          81,089         69,406
                                                        ===========   ==========   ==========      ==========      =========


BALANCE SHEET DATA:  (a)(b)

Working capital ....................................... $   430,102   $  369,749   $  354,825      $  342,401      $ 112,091
Total assets ..........................................   2,167,973    1,903,829    1,412,146         828,309        405,312
Long-term debt  (f)(g) ................................     736,944      651,556      359,148           5,755         85,046
Stockholders' equity  (h) .............................   1,028,380      963,471      829,753         689,219        228,853

(a) The accompanying consolidated financial statements have been restated for the 1995 to 1997 periods to include the results of operations of CompScript, Inc. ("CompScript") and IBAH, Inc. ("IBAH"), acquired in June 1998 pooling-of-interests transactions.

(b)  The Company has had an active acquisition program in effect since 1989. See
     Note 2 of the Notes to Consolidated Financial Statements for information concerning these acquisitions.

(c) Included in the 1999 and 1998 net income amounts, and the 1997, 1996, and 1995 income from continuing operations amounts, are the following aftertax charges (in thousands):

                                             1999            1998             1997             1996             1995
                                         ----------      -----------     -----------       ----------       ----------
Acquisition expenses, pooling-
 of-interests                             $   (376) (1)    $ 13,869  (1)   $  3,935  (1)     $ 1,468           $  989
Restructuring and other related charges     22,698  (2)       2,689  (2)      1,208  (2)           -                -
Other expenses                                   -                -           6,457  (3)         510 (4)            -
Goodwill impairment charge - CompScript          -                -               -                -            3,862
                                         ---------       ----------     -----------       ----------       ----------
     Total                                $ 22,322         $ 16,558        $ 11,600          $ 1,978          $ 4,851
                                         =========       ==========     ===========       ==========       ==========

   (1)  See Note 2 of the Notes to Consolidated Financial Statements.
   (2)  See Note 12 of the Notes to Consolidated Financial Statements.
   (3)  See Note 13 of the Notes to Consolidated Financial Statements.
   (4) Represents the write-off (based on an independent appraisal) of acquired research and development costs associated with IBAH's acquisition of Research Biometrics, Inc.


(d) Represents the closure of the software commercialization unit of Research Biometrics, Inc., a subsidiary of IBAH, in 1997 and 1996 and the divestiture of the Drug Delivery Services Division of IBAH in 1995. All operating results of these businesses have been reclassified from continuing operations to discontinued operations.
(e) On August 11, 1995, IBAH completed a private equity placement of approximately 1,000 shares of convertible preferred stock, par value $0.01 per share, at a purchase price of $7.003125 per share, for a total of $6,935, net of transaction costs. Each share of convertible preferred stock was convertible into three shares of common stock. All of the preferred stock was converted to common stock before or in conjunction with the 1998 acquisition of IBAH by Omnicare. Since the convertible preferred stock shares were immediately convertible into common stock, the most beneficial conversion discount was recorded analagous to a deemed dividend in the 1995 statement of income.
(f) In 1997, the Company issued $345,000 of Convertible Subordinated Notes due 2007 (See Note 6 of the Notes to Consolidated Financial Statements).
(g) In 1993, the Company issued $80,500 of Convertible Subordinated Notes due 2003, all of which were converted by October 1996.
(h) In 1996, Omnicare and IBAH sold 6,241 (pre-1996 Omnicare stock split) shares of Common Stock in public offerings, resulting in net proceeds of $297,171.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

--------------------------------------------------------------------------------

The following table presents sales and results of operations for Omnicare, Inc. ("Omnicare" or the "Company"), excluding certain special items such as pooling-of-interests expenses, restructuring and other related charges, other expenses and losses from discontinued operations (in thousands, except per share amounts). Special items represent charges or expenses which management believes are either one-time occurrences or otherwise not related to ongoing operations. Such items are described further below and in the Company's Notes to Consolidated Financial Statements. Such items have been shown separately in order to facilitate analysis of the Company's operating trends.

                                                                        For the years ended December 31,
                                                                    1999               1998                1997
                                                            ---------------------------------------------------------

Sales                                                         $   1,861,921      $   1,517,370          $1,034,384
                                                              =============      =============          ==========
Net income, as reported                                       $      57,721      $      80,379          $   51,951
Acquisition expenses, pooling-of-interests (net of taxes)              (376)            13,869               3,935
Restructuring and other related charges (net of
taxes)                                                               22,698              2,689               1,208
Other expenses (net of taxes)                                             --                --               6,457
Loss from discontinued operations (net of taxes)                          --                --               2,154
                                                              -------------       -------------         ----------
Pro forma net income                                          $      80,043      $      96,937          $   65,705
                                                              =============      =============          ==========
Earnings per share:

Net income, as reported                                       $         .63      $         .90          $      .61
Acquisition expenses, pooling-of-interests (net of
taxes)                                                                   --                .16                 .05
Restructuring and other related charges (net of
taxes)                                                                  .25                .03                 .01
Other expenses (net of taxes)                                            --                 --                 .08
Loss from discontinued operations (net of taxes)                         --                 --                 .02
                                                              -------------      -------------          ----------
Basic (pro forma)                                             $         .88      $        1.09          $      .77
                                                              =============      =============          ==========
Diluted (pro forma)                                           $         .88      $        1.08          $      .76
                                                              =============      =============          ==========


1999 vs. 1998
--------------------------------------------------------------------------------

Excluding the impact of acquisition-related expenses for pooling-of-interests transactions and restructuring and other related charges from both periods, net income for the year ended December 31, 1999 decreased 17% in comparison to net income earned in 1998. Basic and diluted earnings per share in 1999, on this basis, decreased 19% in comparison to 1998. Net income, and basic and diluted earnings per share, in 1999 declined 28% and 30%, respectively, in comparison to 1998.

The reduction in earnings primarily reflects the difficult operating environment in the long-term care industry. The implementation of the Prospective Payment System ("PPS") for Medicare residents of skilled nursing facilities, as further discussed in the Outlook section, created an unsettled operating environment during 1999. Omnicare experienced PPS-related pricing pressure and demands for per diem or capitated pricing from skilled nursing facility customers late in 1998 and to a greater extent in 1999. Much of this pricing pressure was offset by the addition of new business, the benefits of increased compliance with Omnicare's proprietary geriatric formulary, the Omnicare Geriatric Pharmaceutical Care Guidelines'r', and reduced operating costs. However, the continued reluctance on the part of some skilled nursing facilities to admit Medicare residents, particularly those requiring complex care, owing to concerns relating to the adequacy of reimbursement under PPS caused weak Medicare census in many areas. Moreover, for many skilled nursing facilities, the average length of stay for Medicare residents decreased. These factors contributed to significantly reducing overall occupancy in the facilities Omnicare serves. Additionally, the mix of residents in skilled nursing facilities adversely affected Omnicare's results as some facilities attempted to avoid high acuity patients, which impacted overall utilization of drugs. Reimbursement concerns also increasingly drove many nursing facilities to admit residents funded by payors other than Medicare. These trends continued throughout 1999 and had an unfavorable impact on sales, profit margins and net income. The Company did, however, see some stabilization of these trends during the latter part of 1999.

Despite the difficult operating environment, sales increased 23% in 1999 versus 1998. The sales increase represents the cumulative effect of the acquisition of long-term care pharmacy providers and the continued internal growth of the pharmacy services and contract research organization ("CRO") businesses. During 1999, the Company completed five institutional pharmacy acquisitions (excluding insignificant purchases of other assets). Also increasing sales was the full-year impact of 1998 acquisitions. The Company also increased its revenues internally through the efforts of its National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts with long-term care facilities. Additionally, the Company was able to increase internal growth through the efforts of its CRO sales personnel by obtaining contracts from pharmaceutical, biotechnology and medical device manufacturers for new contract research business.

The Company's consolidated sales increased by $345 million in 1999 versus 1998. The Company estimates that approximately $200 million of its consolidated revenue growth in 1999 was attributable to acquisitions, of which $193 million and $7 million related to the Pharmacy Services segment and CRO Services segment, respectively.

On June 2, 1999, Omnicare announced the completion of the acquisition of the institutional pharmacy operations of Life Care Pharmacy Services, Inc. ("Life Care"), an affiliate of Life Care Centers of America, for $63 million in cash and 300,000 warrants to purchase Omnicare common stock at $29.70 per share. The warrants have a seven-year term and are first exercisable in June 2002. Life Care had, at the time of the acquisition, contracts to provide dispensing services to approximately 17,000 residents in twelve states.

The Company estimates that internal growth contributed approximately $145 million of Omnicare's increased revenue in 1999 compared to 1998, of which $141 million and $4 million related to the Pharmacy Services segment and the CRO Services segment, respectively. Revenues increased internally primarily through new contracts with long-term care facilities obtained by the National Sales and Marketing Group and by the pharmacy staff, and for the CRO segment through the efforts of its sales personnel by obtaining contracts from pharmaceutical, biotechnology and medical device manufacturers for new contract research business. Additionally, when pharmaceutical prices are increased, the Company generally is able to obtain price increases to cover such drug price inflation; therefore, such inflation increases revenues. The Company estimates that drug price inflation for its highest dollar volume products in 1999 was approximately 4% - 5%, and this trend is continuing in 2000. The Company is not able to isolate and separately quantify accurately the increased volumes associated with each of these factors. The factors favorably impacting revenues were offset in part by a decrease of approximately $11 million in infusion therapy revenue during the year, resulting primarily from the aforementioned reduction in pricing, utilization and servicing of higher acuity patients as a result of PPS.

Acquisitions and internal growth brought the total number of nursing facility residents served at December 31, 1999 to 631,200.

Gross profit as a percentage of sales decreased to 28.1% in 1999 from 30.2% in 1998. Numerous factors positively impacted gross profit including the Company's purchasing leverage associated with purchases of pharmaceuticals, the leveraging of fixed and variable overhead costs at the Company's pharmacies, benefits realized from the Company's formulary compliance program, cost reductions associated with the productivity and consolidation initiative, and changes in sales mix including increased sales from contract research. These favorable factors were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment, in particular such factors as PPS-related pricing pressure, a reduction in Medicare census at some skilled nursing facilities, a decline in the average length of stay for Medicare residents and a shift in the mix of patients served to lower acuity patients, all of which contributed to reduced gross profit margin for the Company in 1999. In addition to the initiation of productivity and consolidation programs in 1999 in part to lower operating costs, the Company is also renegotiating or eliminating uneconomic customer accounts in an effort to further offset the unfavorable impacts of PPS.

Sales mix for the Company includes primarily sales of pharmaceuticals and, to a lesser extent, contract research services, infusion therapy products and services, and medical supplies and other. Sales of pharmaceuticals account for the majority of the Company's sales and gross profit.

Contract research services, infusion therapy and medical supplies gross profits are typically higher than gross profits associated with sales of pharmaceuticals.

Increased leverage in purchasing favorably impacts gross profit and is primarily derived through discounts from suppliers. Leveraging of fixed and variable overhead costs primarily relates to generating higher sales volumes from pharmacy facilities with no increase in fixed costs (e.g., rent) and minimal increases in variable costs (e.g., utilities). The Company believes it will be able to continue to leverage fixed and variable overhead costs through internal growth.

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

Selling, general and administrative ("operating") expenses for the year ended December 31, 1999 increased 24% to $351,639,000 as compared to 1998 due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 18.9% in 1999 were modestly higher than the 18.7% experienced in the prior year. Unfavorably impacting the year-to-year comparison was an increase in the Company's provision for doubtful accounts brought about by a deterioration in the financial condition of certain skilled nursing facility clients as a result, in part, of the impact of PPS on their business, causing an increase of 0.4 percentage points of sales.

Acquisition expenses for 1999 of $822,000 represent expenses related to a pooling-of-interests transaction. Furthermore, during 1999, the Company recorded income of $877,000 relating to the net reversal of estimated CompScript and IBAH acquisition-related expenses resulting from the finalization of those costs during the year. Acquisition expenses for 1998 of $15,441,000 represent expenses primarily related to the Company's pooling-of-interests transactions with IBAH, Inc. and CompScript, Inc.

On June 29, 1999, the Company announced its commitment to the implementation of a company-wide productivity and consolidation program to take place over the remainder of 1999 and 2000. This initiative is intended to gain maximum benefit from the Company's acquisition program and to respond to changes in the healthcare industry. The program is designed to eliminate redundant efforts and simplify work processes to maximize employee productivity and standardize operations around best practices. This will be achieved by reconfiguring the roster of pharmacies and other operating locations through consolidation/relocation of approximately 44 facilities, the closing of approximately 20 sites and the creation of nine new sites. The plan is designed to result in the reduction of the Company's work force by 15%, or approximately 1,700 full- and part-time employees, and annualized pretax savings of approximately $46 million upon completion. In connection with this program, the Company recorded restructuring and other related expenses of $35,394,000 in 1999, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets and facility exit costs, and other related charges. Restructuring and other related charges of $3,627,000 for 1998 represent costs related to the restructuring of the CompScript mail order business and the consolidation and restructuring of certain IBAH operations.

Investment income for 1999 was $1,532,000, a decrease of $1,824,000 in comparison with 1998 resulting from a lower average invested cash balance during 1999. The use of cash is primarily attributable to the Company's acquisition program and, to a lesser extent, capital expenditures.

Interest expense during 1999 was $46,166,000, an increase of $22,555,000 versus the prior year largely reflecting the impact of increased net borrowings of $85 million and $75 million in 1999 under the Company's five-year, $400 million and 364-day, $400 million line of credit facilities, respectively. These increased borrowings were utilized primarily to fund the Company's acquisition program. Also impacting the comparison is the full-year effect in 1999 of interest expense associated with a $250 million draw on the Company's five-year, $400 million line of credit facility late in the third quarter of 1998 in connection with the Company's acquisition of the pharmacy business of Extendicare, Inc.

The effective tax rate decreased to 37.0% in 1999 from 40.8% in 1998, primarily due to a reduction from 1998 in nondeductible acquisition expenses relating to pooling-of-interests transactions and a decrease in state and local income taxes in 1999 due to the Company's state tax planning programs. The Company expects the benefit realized from the state tax planning programs to continue. The effective tax rates in 1999 and 1998 are higher than the statutory rate primarily due to state and local income taxes and various nondeductible expenses (e.g., acquisition costs, etc.).

1998 vs. 1997

--------------------------------------------------------------------------------

Excluding the impact of acquisition-related expenses for pooling-of-interests transactions, restructuring and other related charges, other expenses and losses from discontinued operations from both periods, net income for the year ended December 31, 1998 increased 48% over net income earned in 1997. Basic and diluted earnings per share, on this basis, for 1998 increased 42% over 1997. Net income in 1998 increased in comparison to 1997 by 55%. Additionally, basic and diluted earnings per share grew by 48% and 50%, respectively, during 1998 in comparison to 1997.

Sales increased 47% in 1998 versus 1997. The sales increase is primarily the result of completing 12 institutional pharmacy acquisitions (excluding insignificant purchases of other assets) and the acquisition of one data management business and two CROs in 1998. Additionally, internal growth and the efforts of the National Sales and Marketing Group and pharmacy staff added to the increase in sales. Also increasing sales was the inclusion for the entire year of 1997 acquisitions.

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

Gross margin increased to 30.2% in 1998 from 29.8% in 1997. The Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, changes in sales mix including increased sales from infusion therapy and contract research organizations positively impacted gross margins. However, this was partially offset by the lower margins of the significant number of companies acquired by the Company in 1998. Acquired companies generally have lower margins due to lesser purchasing leverage prior to their acquisition by Omnicare, as well as a smaller sales base over which to leverage fixed and variable overhead costs.

Acquisition expenses for 1998 of $15,441,000 represent expenses primarily related to the Company's pooling-of-interests transactions with IBAH, Inc. and CompScript, Inc. Acquisition expenses for 1997 relate to pooling transactions completed by Omnicare, CompScript and IBAH during 1997.

Restructuring and other related charges of $3,627,000 for 1998 represent severance and exit costs related to the restructuring of the CompScript mail order pharmacy business and the consolidation and restructuring of certain IBAH operations. Restructuring and other related charges included in 1997 represents a charge taken by IBAH for $1,208,000 related primarily to the restructuring of the International CRO business.

Other expenses in 1997 included $6,313,000 for the estimated costs, and legal and other expenses, associated with resolving the investigation of the Company's Belleville, Illinois subsidiary, Home Pharmacy, as well as the $800,000 write-down of a note receivable by CompScript.

Investment income decreased by 41%, or $2,364,000, to $3,356,000 in 1998 compared to 1997 resulting from reduced levels of average invested cash due to the use of cash in the Company's acquisition program.

Interest expense increased to $23,611,000 in 1998 from $6,556,000 in 1997 due to borrowings of $305,000,000 from the Company's five-year, $400 million revolving line of credit to finance acquisitions during the latter part of 1998, and the Company's $345,000,000 of 5.0% Convertible Subordinated Notes issued in December 1997.

The effective tax rate decreased to 40.8% in 1998 from 43.6% in 1997, primarily due to a decrease in state and local income taxes in 1998 attributable to state tax planning programs. The Company expects the benefit realized from the state tax planning programs to continue. The effective tax rates in 1998 and 1997 are higher than the statutory rate primarily due to state and local income taxes and various nondeductible expenses (e.g., acquisition costs, nonrecurring charges and foreign losses not benefited).

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

Liquidity and Capital Resources

--------------------------------------------------------------------------------

Cash and cash equivalents at December 31, 1999 were $97.3 million versus $54.3 million at December 31, 1998. The Company generated positive cash flows from operating activities of $101.1 million during the year ended December 31, 1999. Focus on and improvement in the Company's management of working capital significantly contributed to 1999 operating cash flows.

Acquisitions of businesses completed during 1999 required $144.1 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-1999 acquisitions) which were primarily funded by borrowings under the Company's revolving credit facilities during the first half of 1999. Acquisitions were also funded, in part, with common stock of the Company. Shares of common stock with a market value of approximately $11 million (0.5 million shares) were issued in connection with 1999 acquisitions. Additional amounts totaling $18.6 million may become payable through the year 2001 pursuant to the terms of various acquisition agreements.

In December 1997, the Company issued $345,000,000 principal amount of 5.0% Convertible Subordinated Notes ("Notes") due 2007. The Notes are convertible into common stock at any time through maturity, unless previously redeemed, at the option of the holder at a price of $39.60 per share.

In 1996, the Company entered into a five-year agreement with a consortium of sixteen banks for a $400 million revolving credit facility available through 2001. In 1998, the Company amended this five-year, $400 million line of credit to permit an additional 364-day, $400 million line of credit, which is convertible at maturity into a one-year term loan. During 1999, Omnicare renewed this 364-day, $400 million revolving line of credit through September 2, 2000, with no change in pricing or terms. Interest rates and commitment fees for the five-year, $400 million line of credit facility are based on the Company's level of performance under certain financial ratios, debt covenants and the amount of borrowings under the line of credit. The total amount outstanding under this facility as of December 31, 1999 was $390 million. Interest rates and commitment fees under the 364-day, $400 million line of credit are based on the Company's debt ratings. Net of the $10 million paydown of debt in late 1999, the amount outstanding at December 31, 1999 under the 364-day facility was $75 million.

The Company's current ratio at December 31, 1999 and December 31, 1998 was 2.3 to 1.0 and 2.6 to 1.0, respectively. The decrease in the current ratio is primarily attributable to increased current liabilities recorded at December 31, 1999 versus 1998 relating to the September 2, 2000 maturity date for the $75 million outstanding under the 364-day, $400 million line of credit, as well as the remaining reserve of approximately $18 million recorded in connection with the Company's aforementioned productivity and consolidation initiative.

On February 2, 2000, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share for 2000, which is consistent with 1999. Dividends of $8.2 million were paid during the year ended December 31, 1999 versus the $6.8 million paid for the year ended December 31, 1998.

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

Outlook

--------------------------------------------------------------------------------

The Company derives approximately one-half of its revenues directly and indirectly from government sources, principally Medicaid and to a lesser extent Medicare. In recent years, a number of legislative proposals have been passed by Congress that effect major changes in the health care system, both nationally and at the state level, including the Balanced Budget Act of 1997 ("Balanced Budget Act") signed into law on August 5, 1997, which seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare program. The Balanced Budget Act made substantial changes to the reimbursement policies applicable to various health care providers, including the Prospective Payment System ("PPS") for Medicare-funded residents of skilled nursing facilities. PPS became effective July 1, 1998 and is being phased-in over a three-year period. Prior to PPS, skilled nursing facilities under Medicare received cost-based reimbursement. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day based upon the acuity level of the resident. This per diem payment covers substantially all items and services furnished during a Medicare-covered stay, including ancillary services such as pharmacy. Accordingly, under PPS, skilled nursing facilities have greater incentive to manage the utilization of services effectively and to operate more efficiently. Although it is unclear what the long-term impact of PPS will be, the Company believes that it is well-positioned to assist skilled nursing facilities in accomplishing these objectives. The short-term impact of PPS has been evidenced by an erosion of census for some facilities, lower acuity levels of residents in some nursing homes and an unfavorable payor mix for the Company. While the Company expects that the impact of PPS on the long-term care industry will continue to affect Omnicare and its clients in 2000, it appears that the unfavorable operating trends discussed herein have begun to stabilize. Moreover, the recently enacted Balanced Budget Refinement Act ("BBRA") temporarily increases the PPS per diem rates by 20 percent, effective April 1, 2000, for 15 patient acuity categories, including medically complex patients with generally higher pharmacy costs, pending appropriate revisions to the PPS system. The increases will continue until the later of (1) October 1, 2000, or
(2) the date the Health Care Financing Administration implements a refined PPS system that better accounts for medically complex patients. The revised rates may be more or less than the temporary 20% increase under the BBRA. The BBRA also provides for a four percent increase in the federal per diem rate for all patient acuity categories for fiscal years commencing October 1, 2000 and 2001 (in addition to the 20% increase in the 15 high acuity categories). These changes should motivate nursing homes to increase Medicare admissions, particularly among the more acutely ill, which should have a salutary effect on the Company's business.

The Company anticipates that the government and the private sector will continue to review, assess and alter health care delivery systems and payment methodologies. While it is not possible to predict the effect of any future initiatives on Omnicare's business, market forces nevertheless continue to challenge health care providers to lower costs while maintaining or improving quality. Although in the short-run management plans to view acquisitions of institutional pharmacy providers cautiously given the volatility in earnings and profitability of such acquisition candidates in 1999, the need to lower health care costs will continue to drive ongoing industry consolidation which should provide opportunities for future acquisitions. Moreover, the Company's productivity and consolidation initiatives are slated to help increase efficiencies and to provide opportunities for economies of scale to lower overall costs. In addition, the expansion of Omnicare's clinical programs, including its proprietary geriatric formulary and disease management programs, lower costs for payors and patients, enhance the quality of care for the elderly and provide growth opportunities for the Company.

Demographic trends also indicate that demand for long-term care will increase well into the middle of the next century as the elderly population grows significantly. Pharmaceutical therapy is generally considered the most cost-effective form of treatment for chronic ailments afflicting the elderly and, as such, is an essential part of long-term care. Omnicare believes it is well positioned to meet the challenges of today's health environment through a number of initiatives, including drug formulary management, cost-effective drug purchasing and efficient delivery systems. Additionally, Omnicare's pharmacy consulting services for nursing facilities identify, resolve and prevent drug therapy-related problems, reducing costs to the health care system while also promoting optimal patient outcomes. Moreover, the rate of new drug discovery continues to accelerate, and pharmaceutical manufacturers, in order to keep pace, have increasingly turned to contract research organizations to assist them in accelerating drug research, development and commercialization, providing a foundation for growth in the Company's contract research business. Although there can be no assurance that over the near term, as skilled nursing facilities continue to adapt to PPS, there will be no material adverse effect on the Company's financial condition and results of operations, management believes, however, Omnicare is strategically positioned for sales and earnings growth.

Quantitative and Qualitative Disclosures about Market Risks

--------------------------------------------------------------------------------

The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

The Company's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at December 31, 1999 include $390 million outstanding under its five-year, $400 million variable-rate revolving line of credit facility at an approximate average rate of 7.0% at December 31, 1999 (a one-hundred basis point change in interest rates would impact interest expense by approximately $1.0 million per quarter), $75 million outstanding under its 364-day, $400 million variable-rate line of credit facility at an approximate average rate of 7.5% at December 31, 1999 (a one-hundred basis point change in interest rates would impact interest expense by approximately $0.2 million per quarter) and $345 million outstanding under convertible subordinated notes due in 2007, which accrue interest at a fixed rate of 5.0%. The fair value of the Company's debt obligations approximates their carrying value.

Impact of Year 2000

--------------------------------------------------------------------------------

As a result of the Company's assessment, preparation, and remediation of its internal information technology ("IT") and non-IT systems in preparation for the Year 2000, Omnicare has not experienced any significant interruptions in its operations or in its financial or non-financial activities resulting from the Year 2000 issue. All system remediation was completed in 1999 using both internal resources and external consultants. Approximately $8.1 million was spent through December 31, 1999 (with hardware accounting for approximately 30 percent of these costs, and software and implementation approximating 70 percent of these costs). The cost of remediation was funded from the Company's operating cash flows. No IT projects with high priority were significantly delayed due to the Year 2000 initiatives. As the Year 2000 progresses, the Company will continue to monitor its systems for potential Year 2000 issues.

To date the Company has not been adversely affected by the failure of third parties with whom the Company has dealings, particularly the Medicaid and Medicare programs, to adequately address their Year 2000 issues, and claims to these third-party payors have not been unjustifiably denied and/or delayed. The Company has not had to implement its contingency plans established to address the failure of its or other third-parties' systems. However, in the event that this becomes necessary, it is management's current belief that these contingency plans would satisfactorily address the risk associated with any absence of readiness experienced by these programs and/or systems. There can be no assurance that implementation of such plans will mitigate in whole or in part such risk.

Safe Harbor Statement under the Private Securities Litigation Act of 1995 Regarding Forward-Looking Information

--------------------------------------------------------------------------------

In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's operating environment, internal growth, drug price inflation, the expected benefits from the Company's state tax planning programs, the impact of purchasing leverage, the leveraging of costs, the benefits of formulary compliance, the impact of Omnicare's productivity and consolidation initiative, the ability to obtain discounts from pharmaceutical suppliers, opportunities for economies of scale, management of working capital, expectations concerning sales and earnings, the impact of laws and regulation on the Company's business, the impact of Omnicare's clinical programs and consulting services, the impact of demographic trends, the impact that acceleration in the rate of new drug discovery and outsourcing of product development activities may have on the Company's contract research business, the adequacy and availability of Omnicare's sources of liquidity and capital, and the impact of the Year 2000 issue. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions, trends for the continued growth of the businesses of Omnicare, financial deterioration of Omnicare's customers, the effect of new government regulation and/or legislative initiatives or the interpretation and application of such policies, the failure of the Company to obtain or maintain required regulatory approvals or licenses, the impact and pace of technological advances, the ability of Omnicare to obtain or maintain rights to technology and other intellectual property, loss or delay of CRO contracts for regulatory or other reasons, the ability to implement the productivity and consolidation program and to realize anticipated benefits, the demand for Omnicare's products and services, pricing and other competitive factors in the industry, the impact of consolidation in the pharmaceutical industry, variations in costs or expenses, and residual problems resulting from Year 2000 at Omnicare and/or its suppliers, customers and other payors.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

The Company's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at December 31, 1999 include $390 million outstanding under its five-year, $400 million variable-rate revolving line of credit facility at an approximate average rate of 7.0% at December 31, 1999 (a one-hundred basis point change in interest rates would impact interest expense by approximately $1.0 million per quarter), $75 million outstanding under its 364-day, $400 million variable-rate line of credit facility at an approximate average rate of 7.5% at December 31, 1999 (a one-hundred basis point change in interest rates would impact interest expense by approximately $0.2 million per quarter) and $345 million outstanding under convertible subordinated notes due in 2007, which accrue interest at a fixed rate of 5%. The fair value of the Company's debt obligations approximates their carrying value.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule


                                                                            Page
                                                                            ----
Financial Statements:

         Report of Independent Accountants                                   39
         Consolidated Statement of Income                                    42
         Consolidated Balance Sheet                                          43
         Consolidated Statement of Cash Flows                                44
         Consolidated Statement of Stockholders' Equity                      45
         Notes to Consolidated Financial Statements                          46

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

                        Report of Independent Accountants

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, based on our audits and the reports of other auditors with respect to 1997, the accompanying consolidated balance sheets and the related consolidated statements of income and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CompScript, Inc., or IBAH, Inc., wholly owned subsidiaries, which statements reflect combined total revenues of $138,682,000 for the year ended December 31, 1997. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the 1997 amounts included for CompScript, Inc. and IBAH, Inc. is based solely on the reports of the other auditors. We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
----------------------------------
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 4, 2000

               Report of Independent Certified Public Accountants

The Board of Directors
and Shareholders
CompScript, Inc.

We have audited the accompanying consolidated balance sheet of CompScript, Inc. and Subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompScript, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP
--------------------------
Ernst & Young LLP
West Palm Beach, Florida
March 6, 1998

                    Report of Independent Public Accountants

To IBAH, Inc.:

We have audited the consolidated statements of operations, stockholders' equity and cash flows of IBAH, Inc. (a Delaware corporation) and Subsidiaries for the year ended December 31, 1997 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of IBAH, Inc. and Subsidiaries' operations and their cash flow for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/Arthur Andersen LLP
-----------------------------
Arthur Andersen LLP
Philadelphia, Pa.,
February 5, 1998

                        CONSOLIDATED STATEMENT OF INCOME
                     Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)

                                                                              For the years ended December 31,
                                                                        ----------------------------------------------
                                                                             1999           1998            1997
                                                                        --------------- --------------  --------------
Sales                                                                      $ 1,861,921     $1,517,370      $1,034,384
Cost of sales                                                                1,338,638      1,058,743         725,923
                                                                        --------------- --------------  --------------
Gross profit                                                                   523,283        458,627         308,461

Selling, general and administrative expenses                                   351,639        283,438         199,050
Acquisition expenses, pooling-of-interests (Note 2)                                (55)        15,441           4,321
Restructuring and other related charges (Note 12)                               35,394          3,627           1,208
Other expenses (Note 13)                                                             -              -           6,313
                                                                        --------------- --------------  --------------
Operating income                                                               136,305        156,121          97,569
Investment income                                                                1,532          3,356           5,720
Interest expense                                                               (46,166)       (23,611)         (6,556)
Other expenses (Note 13)                                                             -              -            (800)
                                                                        --------------- --------------  --------------
Income before income taxes                                                      91,671        135,866          95,933

Income taxes                                                                    33,950         55,487          41,828
                                                                        --------------- --------------  --------------
Income from continuing operations                                               57,721         80,379          54,105
Loss from discontinued operations (Note 14)                                          -              -          (2,154)
                                                                        --------------- --------------  --------------
        Net income                                                            $ 57,721       $ 80,379        $ 51,951
                                                                        =============== ==============  ==============
Earnings (loss) per share - Basic:
     Continuing operations                                                      $ 0.63         $ 0.90          $ 0.63
     Discontinued operations                                                         -              -           (0.02)
                                                                        --------------- --------------  --------------
        Net income                                                              $ 0.63         $ 0.90          $ 0.61
                                                                        =============== ==============  ==============
Earnings (loss) per share - Diluted:
     Continuing operations                                                      $ 0.63         $ 0.90          $ 0.62
     Discontinued operations                                                         -              -           (0.02)
                                                                        --------------- --------------  --------------
        Net income                                                              $ 0.63         $ 0.90          $ 0.60
                                                                        =============== ==============  ==============
Weighted average number of common shares outstanding:
     Basic                                                                      90,999         89,081          85,692
                                                                        =============== ==============  ==============

     Diluted                                                                    91,238         89,786          86,710
                                                                        =============== ==============  ==============

Comprehensive income                                                          $ 56,673       $ 80,431        $ 51,613
                                                                        =============== ==============  ==============

The Notes to Consolidated Financial Statements are an integral part of this statement.

                           CONSOLIDATED BALANCE SHEET
                     Omnicare, Inc. and Subsidiary Companies

(In thousands,  except share data)

                                                                                             December 31,
                                                                                          1999             1998
                                                                                      -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                             $ 97,267         $ 54,312
   Accounts receivable, less allowances
    of $36,883 (1998-$31,417)                                                             422,283          363,796
   Unbilled  receivables                                                                   18,450           15,828
   Inventories                                                                            120,280          117,936
   Deferred income tax benefits                                                            17,336           12,348
   Other current assets                                                                    76,729           39,078
                                                                                    --------------  ---------------
    Total current assets                                                                  752,345          603,298

Properties and equipment, at cost less accumulated
   depreciation of $106,022 (1998-$76,854)                                                162,133          136,371
Goodwill, less accumulated amortization
   of $83,243 (1998-$51,861)                                                            1,188,941        1,110,254
Other assets                                                                               64,554           53,906
                                                                                    --------------  ---------------
    Total assets                                                                      $ 2,167,973      $ 1,903,829
                                                                                    ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $ 108,189         $ 82,029
   Amounts payable pursuant to acquisition agreements                                       9,053           10,230
   Current portion of long-term debt                                                       77,413            2,844
   Accrued employee compensation                                                           50,498           48,073
   Deferred revenue                                                                        24,321           19,043
   Other current liabilities                                                               52,769           71,330
                                                                                    --------------  ---------------
    Total current liabilities                                                             322,243          233,549

Long-term debt                                                                            736,944          651,556
Deferred income taxes                                                                      37,360           16,230
Amounts payable pursuant to acquisition agreements                                         13,878           13,564
Other noncurrent liabilities                                                               29,168           25,459
                                                                                    --------------  ---------------
    Total liabilities                                                                   1,139,593          940,358

Stockholders' equity:
   Preferred stock-authorized 1,000,000 shares without par value; none issued
   Common stock-authorized 200,000,000 shares $1 par;
    91,611,800 shares issued (1998-90,459,800 shares issued)                               91,612           90,460
   Paid-in capital                                                                        684,419          664,225
   Retained earnings                                                                      275,114          225,937
                                                                                    --------------  ---------------
                                                                                        1,051,145          980,622

   Treasury stock, at cost-325,500 shares (1998-194,900 shares)                            (6,950)          (4,166)
   Deferred compensation                                                                  (14,098)         (12,932)
   Cumulative translation adjustment                                                       (1,717)             (53)
                                                                                    --------------  ---------------
    Total stockholders' equity                                                          1,028,380          963,471
                                                                                    --------------  ---------------
    Total liabilities and stockholders' equity                                        $ 2,167,973      $ 1,903,829
                                                                                    ==============  ===============

The Notes to Consolidated Financial Statements are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Omnicare, Inc. and Subsidiary Companies

(In thousands)
                                                                                For the years ended December 31,
                                                                            ------------------------------------------
                                                                                1999          1998           1997
                                                                            -------------  ------------  -------------
Cash flows from operating activities:
Net income                                                                      $ 57,721      $ 80,379       $ 51,951
Adjustments to reconcile net income to net cash
   flows from operating activities:
    Depreciation and amortization                                                 69,364        47,636         31,105
    Provision for doubtful accounts                                               22,056        12,405          8,370
    Deferred tax  provision                                                       23,073         7,579         10,395
    Non-cash portion of restructuring costs                                        4,198         1,948            170
    Discontinued operations                                                           --            --          2,154
    Loss on note receivable                                                           --            --            800
Changes in assets and liabilities, net of effects
   from acquisition/disposal of businesses:
    Accounts receivable and unbilled receivables                                 (83,959)      (84,276)       (84,278)
    Inventories                                                                    1,146       (18,786)       (29,250)
    Current and noncurrent assets                                                (43,837)      (15,466)        (7,009)
    Payables and accrued liabilities                                              25,886        28,972         15,343
    Accrued employee compensation                                                 15,202         3,999          4,294
    Deferred revenue                                                               5,278        (3,190)          (951)
    Current and noncurrent liabilities                                             4,986        28,307          7,141
                                                                            -------------  ------------  -------------
                Net cash flows from operating activities                         101,114        89,507         10,235
                                                                            -------------  ------------  -------------
Cash flows from investing activities:
   Acquisition of businesses                                                    (144,079)     (398,686)      (409,348)
   Capital expenditures                                                          (58,749)      (53,179)       (41,278)
   Marketable securities                                                               -         2,084            905
   Other                                                                            (689)           63         (1,066)
                                                                            -------------  ------------  -------------
                Net cash flows from investing activities                        (203,517)     (449,718)      (450,787)
                                                                            -------------  ------------  -------------
Cash flows from financing activities:
   Borrowings on line of credit facilities                                       170,000       305,000          8,341
   Payments on line of credit facilities                                         (10,000)            -              -
   Proceeds from long-term borrowings                                                  -             -        354,951
   Principal payments on long-term obligations                                    (3,502)      (22,796)        (7,909)
   Fees paid for financing arrangements                                             (641)       (1,761)        (7,763)
   (Payments) for and proceeds from exercise of stock options
    and warrants, net of stock tendered in payment                                (2,152)        3,050          4,080
   Dividends paid                                                                 (8,203)       (6,841)        (5,596)
   Effect of exchange rate changes on cash and other                                (144)         (191)          (451)
                                                                            -------------  ------------  -------------
                Net cash flows from financing activities                         145,358       276,461        345,653
                                                                            -------------  ------------  -------------

Net increase (decrease) in cash and cash equivalents                              42,955       (83,750)       (94,899)
Cash and cash equivalents at beginning of period                                  54,312       138,062        232,961
                                                                            -------------  ------------  -------------
Cash and cash equivalents at end of period                                      $ 97,267      $ 54,312       $138,062
                                                                            =============  ============  =============


The Notes to Consolidated Financial Statements are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)

                                                                                             Unallocated   Cumulative     Total
                                        Common   Paid-in    Retained  Treasury    Deferred     Stock of   Translation  Stockholders'
                                        Stock    Capital    Earnings   Stock    Compensation    ESOP       Adjustment     Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996            $82,754  $ 510,835  $ 106,560       $--    $ (9,503) $(1,660)          $233    $ 689,219
   Pooling-of-interests (Note 2)          1,221        660     (1,620)       --          --       --             --          261
   Net income                                --         --     51,951        --          --       --             --       51,951
   Dividends paid ($0.07 per share)          --         --     (5,596)       --          --       --             --       (5,596)
   Stock and warrants issued in
     connection with acquisitions         2,807     74,155        129        --          --       --             --       77,091
   Exercise of warrants                     758     10,456         --        42          --       --             --       11,256
   Exercise of stock options                294        701         --      (346)         --       --             --          649
   Stock awards, net of amortization        421     11,539         --    (2,379)     (5,304)      --             --        4,277
   Decrease in unallocated stock of ESOP     --         --         --        --          --      720             --          720
   Other                                      6        771       (271)     (243)         --       --           (338)         (75)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997             88,261    609,117    151,153    (2,926)    (14,807)    (940)          (105)     829,753
   Pooling-of-interests (Note 2)            549        803      1,245        --          --       --             --        2,597
   Net income                                --         --     80,379        --          --       --             --       80,379
   Dividends paid ($0.08 per share)          --         --     (6,841)       --          --       --             --       (6,841)
   Stock and warrants issued in
     connection with acquisitions           868     39,312         --    (4,107)         --       --             --       36,073
   Exercise of warrants                     175      1,965         --       518          --       --             --        2,658
   Exercise of stock options                232        894         --     3,669          --       --             --        4,795
   Stock awards, net of amortization        375     12,134         --    (1,320)      1,875       --             --       13,064
   Decrease in unallocated stock of ESOP     --         --         --        --          --      940             --          940
   Other                                     --         --          1        --          --       --             52           53
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998             90,460    664,225    225,937    (4,166)    (12,932)      --            (53)     963,471
   Pooling-of-interests (Note 2)            333        326       (297)       --          --       --             --          362
   Net income                                --         --     57,721        --          --       --             --       57,721
   Dividends paid ($0.09 per share)          --         --     (8,203)       --          --       --             --       (8,203)
   Stock and warrants issued in
     connection with acquisitions           151      3,799         --        (3)         --       --             --        3,947
   Stock acquired for benefit plans           -         --         --    (1,092)         --       --             --       (1,092)
   Exercise of warrants                      52        697         --        --          --       --             --          749
   Exercise of stock options                 14       (437)        --       806          --       --             --          383
   Stock awards, net of amortization        602     15,809         --    (2,495)     (1,166)      --             --       12,750
   Other                                      -          -        (44)       --          --       --         (1,664)      (1,708)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999            $91,612  $ 684,419  $ 275,114  $ (6,950)   $(14,098)     $--        $(1,717) $ 1,028,380
===================================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Omnicare, Inc. include the accounts of all wholly owned subsidiaries ("Omnicare" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTIES AND EQUIPMENT

Properties and equipment are stated at cost. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are charged to expense as incurred. Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Leasehold improvements are amortized over the lesser of the lease terms, including renewal options, or their useful lives.

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

At each balance sheet date, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no such impairment exists as of December 31, 1999 or 1998.

Debt issuance costs as of December 31, 1999 and 1998 are included in other assets and are amortized using the straight-line method over the life of the related debt.

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

Additionally, a portion of the Company's revenues are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service, unless the units of service are performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for price renegotiations upon scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue on the accompanying balance sheets.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

EARNINGS PER SHARE DATA

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and warrants. The 5.0% Convertible Subordinated Notes due 2007 (issued in December 1997) were not included in the 1999, 1998 and 1997 diluted earnings per share calculations since the impact was antidilutive.

COMPREHENSIVE INCOME

Comprehensive income of the Company differs from net income due to foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of the FASB Statement No. 133," amended Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

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

NOTE 2 -- ACQUISITIONS

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy includes acquisitions of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which are combined with existing pharmacy operations to augment their internal growth. From time to time, the Company may acquire other businesses such as long-term care software companies, contract research organizations, pharmacy consulting companies and medical supply companies, which complement the Company's core business.

During the year ended December 31, 1999, the Company completed five acquisitions (excluding insignificant acquisitions), all of which were institutional pharmacy businesses. Four of the acquisitions were accounted for as purchases and one as a pooling-of-interests. The impact of the pooling-of-interests transaction on the Company's historical consolidated financial statements was not material. Consequently, prior period and current year financial statements were not restated for this transaction.

During the year ended December 31, 1998, the Company completed 15 acquisitions (excluding insignificant acquisitions), including 12 institutional pharmacy businesses, a long-term care software company and two contract research organizations. Eleven of the acquisitions were accounted for as purchases and four as poolings-of-interests. The impact of the CompScript, Inc. ("CompScript") and IBAH, Inc. ("IBAH") pooling-of-interests transactions, discussed below in the "Pooling-of-Interests" section, on the Company's historical consolidated financial statements was material. Consequently, Omnicare's financial statements were restated to include the accounts and results of operations of CompScript and IBAH for all periods presented. The impact of the other two pooling-of-interests transactions completed by Omnicare on the Company's historical consolidated financial statements was not material. Consequently, prior period and current year financial statements were not restated for these transactions.

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

On June 2, 1999, Omnicare announced the completion of the acquisition of the institutional pharmacy operations of Life Care Pharmacy Services, Inc. ("Life Care"), an affiliate of Life Care Centers of America, for $63 million in cash and 300,000 warrants to purchase Omnicare common stock at $29.70 per share. The warrants have a seven-year term and are first exercisable in June 2002. Life Care had, at the time of the acquisition, contracts to provide comprehensive pharmacy and related consulting services to approximately 17,000 residents in twelve states.

On September 17, 1998, Omnicare announced the completion of the acquisition of the institutional pharmacy operations of Extendicare Health Services, Inc. ("EHSI"), a wholly owned subsidiary of Extendicare Inc., for $250 million in cash, 125,000 shares of Omnicare common stock and 1.5 million warrants to purchase Omnicare common stock at $48.00 per share. The warrants have a seven-year term and are first exercisable in September 2001. Based in Milwaukee, Wisconsin, the pharmacy business of EHSI, operating under the name United Professional Companies, Inc., had, at the time of the acquisition, contracts to provide comprehensive pharmacy, related consulting and infusion therapy services to approximately 55,000 residents in more than 550 facilities in 12 states.

On September 16, 1997, Omnicare completed the acquisition of all outstanding shares of American Medserve Corporation ("AMC"). At the time of the acquisition, AMC was providing comprehensive pharmacy and related services to approximately 51,400 residents in 720 long-term care facilities in 11 states. The cash purchase price of AMC was approximately $239.7 million, including bank debt totaling $16.7 million, which was retired immediately following the acquisition.

The following table summarizes the aggregate purchase price for all businesses acquired which have been accounted for as purchases (in thousands):



                                                                               Businesses acquired in
                                                                   -----------------------------------------------
                                                                       1999             1998              1997
                                                                       ----             ----              ----
Cash                                                               $  95,058           $342,460         $392,906
Amounts payable in the future                                          8,805             13,749           14,234
Common stock                                                           2,482             22,314           75,244
Warrants                                                               1,644             10,509              287
Assumption of indebtedness                                                 -                  -            2,520
                                                                    --------           --------         --------

                                                                    $107,989           $389,032         $485,191
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

Warrants outstanding issued in connection with acquisitions as of December 31, 1999 represent the right to purchase 2.1 million shares of Omnicare common stock. These warrants can be exercised at any time through 2006 at prices ranging from $14.25 to $48.00 per share. Warrants to purchase 52,000 shares of common stock, issued in prior years, were exercised in 1999.

The purchase agreements for acquisitions generally include provisions whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether certain future events occur. The agreements also include a number of representations and covenants by the seller and provide that if those covenants are violated or found not to have been true, Omnicare may offset any payments required to be made at a future date against any claims it may have under the agreement caused by the covenant and representation violations. There are no significant anticipated future offsets against indemnity provisions or related accruals as of December 31, 1999 and 1998. Amounts contingently payable through 2001 totaled $18,575,000 as of December 31, 1999 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved.

The results of operations of the companies acquired in purchase transactions have been included in the consolidated results of operations of the Company from the dates of acquisition.

Unaudited pro forma combined results of operations of the Company for the years ended December 31, 1999 and 1998, are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1998 and includes pooling-of-interests expenses and restructuring and other related charges (in thousands, except per share data).


                                                                             For the years ended December 31,
                                                                                 1999             1998
                                                                             -------------------------------

PRO FORMA
---------
Sales                                                                         $1,883,987        $1,715,515
Net income                                                                        57,522            82,538
Earnings per share:
  Basic                                                                       $     0.63        $     0.92
  Diluted                                                                     $     0.63        $     0.92


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

CompScript is a Boca Raton, Florida-based provider of comprehensive pharmacy management, infusion therapy and related consulting services to the long-term care, alternate care and managed care markets. At the time of the acquisition, CompScript served approximately 20,000 residents in 137 long-term care facilities in five states.

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

IBAH, headquartered in Blue Bell, Pennsylvania, is an international provider of comprehensive product development services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. IBAH offers services for all stages of drug development that are intended to help client companies to accelerate products from discovery through development and commercialization more cost effectively.

Net sales and net income (including pooling-of-interests expenses, restructuring and other related charges, other expenses and discontinued operations) for Omnicare, CompScript and IBAH for the periods prior to the transactions are as follows (in thousands):


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

Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs include severance and exit costs. Details of these costs follow (in thousands):



                                                                     Balance at                         Balance at
                                    Initial             1998        December 31,            1999       December 31,
                                   Provision          Activity          1998              Activity         1999
                                  -----------        ----------    --------------       ------------  -------------
Merger transaction costs          $   14,096         $ (7,536)     $      6,560         $    (6,560)  $          --
Restructuring costs:
          Employee severance           1,413             (395)            1,018              (1,018)             --
          Exit costs                   2,214           (1,502)              712                (712)             --
                                  -----------        ----------    --------------       ------------  -------------
Total                             $   17,723         $ (9,433)     $      8,290         $    (8,290)  $          --
                                  ===========        ==========    ==============       ============  =============



Restructuring costs include the costs of restructuring the CompScript mail order pharmacy business and the cancellation of certain of its vendor agreements along with severance and exit costs associated with the consolidation of certain IBAH facilities and the restructuring of its pharmaceutics business. These actions resulted in the reduction of approximately 20 employees. Included in the exit costs were $1,948,000 of non-cash items. At December 31, 1999, all actions relating to these restructuring activities were substantially complete.

In accordance with accounting rules for pooling-of-interests transactions, charges to operating income for acquisition-related expenses were recorded upon completion of the pooling acquisitions. These acquisition-related expenses totaled $822,000 ($586,000 aftertax) for the 1999 transaction, $15,441,000
($13,869,000 aftertax) for the 1998 transactions, and $4,321,000 ($3,935,000 aftertax) for the 1997 transactions. During 1999, the Company recorded income of $877,000 ($962,000 aftertax) relating to the net reversal of estimated CompScript and IBAH acquisition-related expenses resulting from the finalization of those costs.

NOTE 3 -- CASH AND CASH EQUIVALENTS

A summary of cash and cash equivalents follows (in thousands):


                                                                December 31,
                                                           1999              1998
                                                        ---------------------------
Cash                                                    $37,115          $27,087
Money market funds                                        8,658            1,660
U.S. Treasury-backed repurchase agreements               51,494           20,308
Commercial paper                                             --            3,769
U.S. government securities                                   --              884
Corporate bonds                                              --              604
                                                        -------          -------

                                                        $97,267          $54,312
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

NOTE 4 -- PROPERTIES AND EQUIPMENT

A summary of properties and equipment follows (in thousands):


                                                                   December 31,
                                                             1999                1998
                                                        -----------------------------
Land                                                    $   1,553           $   1,456
Buildings                                                   6,246               4,042
Computer hardware and software                            103,164              68,083
Machinery and equipment                                    92,925              77,393
Furniture, fixtures and leasehold improvements             64,267              62,251
                                                        ---------           ---------

                                                          268,155             213,225

Accumulated depreciation                                 (106,022)            (76,854)
                                                        ---------           ---------

                                                        $ 162,133           $ 136,371
                                                        =========           =========


NOTE 5 -- LEASING ARRANGEMENTS

The Company has operating leases that cover various real and personal property. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no significant contingent rentals in the Company's operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 1999 (in thousands):

     2000                                                    $  19,925
     2001                                                       18,241
     2002                                                       14,252
     2003                                                       11,282
     2004                                                        9,319
     Later years                                                46,652
                                                            -----------
      Total minimum payments required                       $  119,671
                                                            ===========


Total rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 were $25,307,000, $20,515,000 and $13,345,000, respectively.

NOTE 6 - LONG-TERM DEBT

A summary of long-term debt follows (in thousands):


                                                          December 31,
                                                       1999          1998
                                                     --------      --------
Revolving line-of-credit facilities                  $465,000      $305,000
Convertible Subordinated Notes due 2007               345,000       345,000
Capitalized lease obligations                           4,357         4,400
                                                     --------      --------
                                                      814,357       654,400
Less current portion                                  (77,413)       (2,844)
                                                     --------      --------

                                                     $736,944      $651,556
                                                     ========      ========

The following is a schedule by year of required long-term debt payments as of December 31, 1999 (in thousands):

                   2000                   $  77,413
                   2001                     391,574
                   2002                         285
                   2003                          69
                   2004                          10
                   Later years              345,006
                                          ---------
                                          $ 814,357
                                          =========


Total interest payments made for the years ended December 31, 1999, 1998 and 1997 were $46,202,000, $22,079,000 and $4,986,000, respectively.

Convertible Subordinated Notes

On December 10, 1997, the Company issued $345,000,000 principal amount of 5.0% Convertible Subordinated Notes ("1997 Notes") due 2007. The 1997 Notes are convertible into common stock at any time after March 4, 1998 at the option of the holder at a price of $39.60 per share. In connection with the issuance of the 1997 Notes, the Company deferred $8.5 million in debt issuance costs. The Company amortized $850,000 of deferred debt issuance costs relating to the 1997 Notes in each of the two years ended December 31, 1999.

ESOP Loan Guarantee

In 1988, the Company established an Employee Stock Ownership Plan ("ESOP") which covers certain acquired entities' employees and corporate headquarter's employees. The ESOP used proceeds from a $4 million bank loan to purchase 1,973,748 shares of the Company's common stock on the open market at prices ranging from $1.94 to $2.13 per share. Inasmuch as the Company guaranteed the repayment of this obligation, it recorded the ESOP's bank debt as long-term debt and also as a reduction of stockholders' equity in the consolidated balance sheet. The final installment payment on this obligation was made in 1998.

The ESOP serviced its debt with Company contributions, which were previously made to the Company's Employee Savings and Investment Plan, and dividends received on shares held by the ESOP. Principal and interest payments on the bank debt were made in increasing quarterly installments over a ten-year period. The loan bore interest at the per annum rate of 7% and was secured by the unallocated shares of common stock held by the ESOP trust. There were no unallocated shares at December 31, 1999 and 1998.

The Company funded ESOP expense as accrued. The components of total ESOP expense are as follows (in thousands):

                                     For the years ended December 31,
                                          1998             1997
                                        --------------------------
Interest expense                        $   30           $   90
Principal payments                         940              720
Dividends on ESOP stock                   (102)            (100)
                                        ------           ------

                                         $ 868           $  710
                                        ======           ======


Revolving Credit Facilities

In 1996, the Company negotiated a five-year, $400 million line of credit agreement with a consortium of sixteen banks. Borrowings under this agreement bear interest based upon LIBOR plus a spread of 25 to 60 basis points, dependent upon the Company's fixed charge coverage ratio, or other rates negotiated with the banks. Additionally, a commitment fee on the unused portion of the facility ranges from 9 to 20 basis points, and is also based on the Company's fixed charge coverage ratio. The agreement contains debt covenants which include the fixed charge coverage ratio and minimum consolidated net worth.

In 1998, the Company amended its five-year, $400 million line of credit to permit an additional 364-day, $400 million line of credit, which is convertible at maturity into a one-year term loan. During 1999, Omnicare renewed this 364-day, $400 million revolving line of credit through September 2, 2000, with no change in pricing or terms. Borrowings under the amended five-year, $400 million agreement bear interest based on LIBOR plus a spread of 90 to 125 basis points, dependent upon the Company's fixed charge coverage ratio. A commitment fee on the unused portion of the facility ranges from 20 to 35 basis points, also dependent upon the Company's fixed charge coverage ratio. A utilization fee has been added to this amended agreement which requires an additional spread of 10 to 25 basis points whenever borrowings exceed 50% of the $400 million line of credit. The amended agreement contains debt covenants which include the fixed charge coverage ratio and minimum consolidated net worth. The Company is in compliance with the covenants of the amended five-year agreement. The total amount outstanding under the amended five-year agreement as of December 31, 1999 was $390,000,000.

Borrowings under the 364-day, $400 million line of credit bear interest based on LIBOR plus a spread of 75 to 162.5 basis points, dependent on the Company's debt ratings from Moody's Investors Service, Inc. and Standard & Poor's Ratings Group. A commitment fee on the unused portion of the facility ranges from 10 to 25 basis points, and is also based on the Company's debt ratings from Moody's and Standard & Poor's. The agreement contains debt covenants which include a fixed charge coverage ratio and minimum consolidated net worth levels. The Company is in compliance with these covenants. The total amount outstanding under the 364-day credit facility as of December 31, 1999 was $75,000,000. In connection with the amended five-year agreement and the 364-day, $400 million line of credit, the Company deferred $2.8 million in debt issuance costs in late 1998 which is being amortized over the life of the agreements.

The Company amortized $877,000 of deferred debt issuance costs relating to the revolving credit facilities in 1999 and none in 1998.

NOTE 7 - STOCK INCENTIVE PLANS

The Company has three stock incentive plans under which it may grant stock-based incentives to key employees.

Under the 1992 Long-Term Stock Incentive Plan, the Company may grant stock awards, and stock options may be granted at a price equal to the fair market value at the date of grant. Under this plan, stock options generally become exercisable beginning one year following the date of grant in four equal annual installments. As of December 31, 1999, 1,720,000 shares were available for grant under this plan.

During 1995, the Company's Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2,520,000 shares of Company common stock available for grant at an exercise price of 125% of the stock's fair market value at the date of grant. As of December 31, 1999, 5,000 shares were available for grant under this plan.

During 1998, the Company's Board of Directors approved the 1998 Long-Term Employee Incentive Plan, under which the Company may grant stock-based incentives to employees (excluding officers and directors of the Company) in an aggregate amount up to 1,000,000 shares of Company common stock for non-qualified options, stock awards and stock appreciation rights. As of December 31, 1999, 328,000 shares were available for grant under this plan.

In connection with the 1998 pooling-of-interests business combinations described in Note 2, the Company converted all outstanding options to purchase common stock of CompScript, Inc. and IBAH, Inc. into options to acquire approximately 924,000 shares of the Company's common stock at exercise prices of $0.73 to $77.24 per share.

Summary information for stock options is presented below (in thousands, except exercise price data):

                                                                 1999                     1998                       1997
-----------------------------------------------------------------------------------------------------------------------------
                                                               Weighted                 Weighted                   Weighted
                                                               Average                  Average                    Average
                                                               Exercise                 Exercise                   Exercise
                                                      Shares     Price         Shares     Price           Shares     Price
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year                 3,137    $23.03         3,206     $17.85            3,151    $14.78
Options granted                                        3,793     14.59           804      36.10            1,111     26.91
Options exercised                                       (114)    11.74          (531)     12.66           (1,003)    17.11
Options forfeited                                       (124)    32.72          (342)     26.19              (53)    31.40
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year                       6,692    $18.42         3,137     $23.03            3,206    $17.85
-----------------------------------------------------------------------------------------------------------------------------
Options exercisable, end of year                       2,721    $17.16         1,598     $16.13            1,592    $13.01
-----------------------------------------------------------------------------------------------------------------------------


The following summarizes information about stock options outstanding and exercisable as of December 31, 1999 (in thousands, except exercise price data):


                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
--------------------------------------------------------------------  ------------------------------
                                        Weighted
                       Number           Average          Weighted          Number         Weighted
                    Outstanding at      Remaining        Average       Exercisable at     Average
   Range of          December 31,      Contractual       Exercise       December 31,      Exercise
Exercise Prices         1999         Life (in years)       Price           1999             Price
--------------------------------------------------------------------  ------------------------------
$ 3.00 -$12.34          2,260             6.73            $10.27           1,720          $  9.61
 13.35 - 15.26             31             5.42             13.49              30            13.47
 15.42 - 15.42          2,515             9.50             15.42               -                -
 17.55 - 77.24          1,886             7.56             32.28             971            30.65
----------------------------------------------------------------------------------------------------
$3.00 - $77.24          6,692             8.00            $18.42           2,721           $17.16
----------------------------------------------------------------------------------------------------

Nonvested stock awards that are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors are restricted as to the transfer of ownership and generally vest over a seven-year period with a greater proportion vesting in the latter years. Unrestricted stock awards are granted annually to members of the Board of Directors. The fair value of a stock award is equal to the fair market value of a share of Company stock at the grant date.

Summary information relating to stock award grants is presented below:


                                                 For the years ended December 31,
                                                 1999            1998       1997
                                              -------------------------------------
Nonvested shares                                596,630        369,651     421,464

Unrestricted shares                               5,308          5,600       6,000

Weighted-average grant date fair value        $   26.63      $   31.75   $   27.36

When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 1999, 1998 and 1997, the amount of compensation expense related to stock awards charged against income was $3,787,000, $2,090,000 and $1,312,000, respectively.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based incentives granted under these plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized for the stock options granted under the incentive plans. The fair value of each option at grant date is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rate of 6.75% (5.75% in 1998 and 6% in 1997), volatility of 41% (36% in 1998 and 35% in 1997), dividend yield of 0.8% (0.2% in 1998 and
1997) and expected life of 4.0 years (4.2 years in 1998 and 1997). The weighted average fair value at grant date during 1999, 1998 and 1997 was $4.06, $13.38 and $11.87, respectively.

Pro forma data (including pooling-of-interests expenses, restructuring and other related charges, other expenses and discontinued operations) as though the Company had accounted for stock-based compensation cost in accordance with SFAS No. 123 are as follows (in thousands, except per share data):



                                                     For the years ended December 31,
              PRO FORMA                            1999           1998           1997
              ---------                         ---------------------------------------
              Net income                         $ 53,604       $ 77,707      $ 49,923
              Earnings per share:
                 Basic                           $   0.59       $   0.87      $   0.58
                 Diluted                         $   0.59       $   0.87      $   0.58

The above pro forma information includes only stock options granted in 1995 and thereafter. Because it does not include stock options granted prior to 1995, the pro forma effects are not representative of effects on net income or earnings per share for future years.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company subleases offices from Chemed Corporation ("Chemed"), a stockholder, and is charged for the occasional use of Chemed's corporate aviation department, consulting services pertaining to information systems development and other incidental expenses based on

Chemed's cost. The Company believes that the method by which such charges are determined is reasonable and that the charges are essentially equal to that which would have been incurred if the Company had operated as an unaffiliated entity. Charges to the Company for these services for the years ended December 31, 1999, 1998 and 1997 were $1,890,000, $2,162,000 and $4,039,000, respectively. Net amounts owed by the Company to Chemed as of December 31, 1999 and 1998 were $401,000 and $309,000, respectively.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company's acquisitions. The plans are tax-deferred arrangements pursuant to Internal Revenue Code ("IRC") Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act ("ERISA"). The Company matches employee contributions in varying degrees based on the contribution levels of the employees.

The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale (the "Qualified Plan"). Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994. The Company also has an excess benefits plan which provides retirement payments to participants in amounts consistent with what they would have received under the Qualified Plan if payments to them under the Qualified Plan were not limited by the IRC and other restrictions. Retirement benefits are based primarily on an employee's years of service and compensation near retirement. Plan assets are invested primarily in U.S. Treasury obligations. The Company's policy is to fund pension costs in accordance with the funding provisions of ERISA.

In addition, the Company also has a supplemental pension plan in which certain of its executive officers participate. Retirement benefits under the supplemental pension plan are calculated on the basis of a specified percentage of the executive's covered compensation, years of credited service and a vesting schedule, as specified in the plan document.

Actuarial assumptions used to calculate the benefit obligations and expenses include a 7.75% interest rate as of December 31, 1999 (6.75% and 7.0% at December 31, 1998 and 1997, respectively), an expected long-term rate of return on assets of 8% and a 6% rate of increase in compensation levels.

The aggregate Accumulated Benefit Obligation in excess of aggregate plan assets ("plan assets") as of December 31, 1999 and 1998 was $1.1 million and $1.9 million, respectively. The aggregate Projected Benefit Obligation ("PBO") in excess of plan assets as of December 31, 1999 and 1998 was $6.6 million and $7.0 million, respectively. The decrease in the net PBO from the prior year primarily relates to an increase in plan assets of $4.6 million due to employer contributions, offset in part by plan amendments (supplemental pension plan) of $1.8 million, interest expense of $1.2 million and service costs of $0.8 million. Plan assets amounted to $13.3 million and $8.7 million at December 31, 1999 and 1998, respectively.

Expense relating to the Company's defined benefit plans for the years ended December 31, 1999, 1998 and 1997 was $3,447,000, $2,462,000 and $2,552,000,
respectively. Expense relating to the Company's defined contribution plans (including the ESOP described in Note 6 to the Consolidated Financial Statements) for the years ended December 31, 1999, 1998 and 1997 was $2,524,000, $1,648,000 and $741,000, respectively.

NOTE 10 - INCOME TAXES

The provision for income taxes for continuing operations is comprised of the following (in thousands):


                                          For the years ended December 31,
                                         1999             1998            1997
                                     ------------------------------------------

Current:
     Federal                         $  8,161          $ 44,958         $ 27,155
     State and local                    2,615             2,940            4,528
     Foreign                              101                10             --
                                     --------          --------         --------
                                       10,877            47,908           31,683
                                     --------          --------         --------

Deferred:
     Federal                           23,134             7,131            8,734
     State                                (61)              448            1,411
                                     --------          --------         --------
                                       23,073             7,579           10,145
                                     --------          --------         --------
Income taxes                         $ 33,950          $ 55,487         $ 41,828
                                     ========          ========         ========


Tax benefits related to the exercise of stock options, stock awards and stock warrants have been credited to paid-in capital in amounts of $938,000, $6,392,000 and $7,827,000 for 1999, 1998 and 1997, respectively.

The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):


                                                                                 For the years ended December 31,
                                                                  1999                     1998                    1997
                                                        ----------------------    ---------------------     ---------------------

Federal income tax at the statutory rate                $ 32,085         35.0%     $ 47,553        35.0%    $ 33,560         35.0%
State and local income taxes, net
   of  federal income tax benefit                          1,660          1.8         3,012         2.2        4,115          4.3
Amortization of nondeductible
   intangible assets                                       1,998          2.2         1,894         1.4        1,414          1.5
Nondeductible pooling-of-interests/merger expenses        (1,197)        (1.3)        2,291         1.7        1,079          1.1
Nondeductible other expenses (Note 13)                        --           --            --          --        1,855          1.9
Effect of foreign losses not benefited                        --           --            --          --        1,466          1.5
NOL carryforward (utilized)                                   --           --            --          --       (2,694)        (2.8)
Other                                                       (596)        (0.7)          737         0.5        1,033          1.1
                                                        --------         -----     --------        ----     --------         ----

Total income taxes                                      $ 33,950         37.0%     $ 55,487        40.8%    $ 41,828         43.6%
                                                        ========         =====     ========        ====     ========         ====


Income tax payments (net) made in 1999, 1998 and 1997 amounted to $18,629,000, $27,252,000 and $22,824,000, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):

                                                  December 31,
                                               1999         1998
                                          ---------    ---------

Accounts receivable reserves                $ 5,387      $ 2,715
Accrued liabilities                          34,086       28,982
Other                                         1,118          816
                                            -------      -------
    Gross deferred tax assets               $40,591      $32,513
                                            =======      =======

Fixed assets and depreciation  methods      $17,004      $ 5,541
Amortization of intangibles                  38,187       25,858
Other current and noncurrent assets           5,361        4,570
Other                                            63          426
                                            -------      -------
    Gross deferred tax liabilities          $60,615      $36,395
                                            =======      =======



NOTE 11 - EARNINGS PER SHARE DATA

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):


                                                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                                       ---------------------------------------------------
                                                           Income            Shares           Per Share
                                                          (Numerator)      (Denominator)      Amounts
                                                       --------------------------------------------------

BASIC EPS
Net income                                               $ 57,721            90,999          $ 0.63
                                                                                         ==============
EFFECT OF DILUTIVE SECURITIES
Stock options and stock warrants                                -               239
                                                       -----------        ----------
DILUTED EPS
Net income plus assumed conversions                      $ 57,721            91,238          $ 0.63
                                                       ===========        ==========     ==============


                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                       ---------------------------------------------------
                                                            Income            Shares         Per Share
                                                          (Numerator)      (Denominator)      Amounts
                                                       --------------------------------------------------
BASIC EPS
Net income                                               $ 80,379            89,081          $ 0.90
                                                                                         ==============
EFFECT OF DILUTIVE SECURITIES
Stock options and stock warrants                                -               705
                                                       -----------        ----------
DILUTED EPS
Net income plus assumed conversions                      $ 80,379            89,786          $ 0.90
                                                       ================  ================  ==============


                                                              FOR THE YEAR ENDED DECEMBER 31, 1997
                                                       ---------------------------------------------------
                                                            Income           Shares          Per Share
                                                          (Numerator)      (Denominator)      Amounts
                                                       --------------------------------------------------
BASIC EPS
Income from continuing operations                        $ 54,105            85,692          $ 0.63
                                                                                         ==============
EFFECT OF DILUTIVE SECURITIES
Stock options and stock warrants                                -             1,018
                                                       -----------        ----------
DILUTED EPS
Income from continuing operations
  plus assumed conversions                               $ 54,105            86,710          $ 0.62
                                                       ===========        ==========     ==============


The $345,000,000 of 5.0% Convertible Subordinated Notes due 2007 that are convertible into 8,712,121 shares at $39.60 per share were outstanding during 1999, 1998 and December 1997, but were not included in the computation of diluted EPS because the impact during these periods was anti-dilutive.

NOTE 12 - RESTRUCTURING AND OTHER RELATED CHARGES

In the second quarter of 1999, the Company announced a comprehensive restructuring plan to streamline company-wide operations through the implementation of a productivity and consolidation program. This program is in response to the recent changes in the healthcare industry and will complement Omnicare's ability to gain maximum benefits from its acquisition program. The productivity and consolidation initiatives are expected to eliminate redundant efforts, simplify work processes and apply technology to maximize employee productivity, and standardize operations around best practices. Facilities in overlapping geographic territories are being consolidated to better align pharmacies around customers to improve efficiency and enhance the Company's ability to deliver innovative services and programs to its customers. Productivity initiatives are being introduced at the majority of the Company's pharmacy and other operating locations, which totaled approximately 220 sites at the commencement of the program. As part of the initiative, the roster of pharmacies and other operating locations is being reconfigured through consolidations/relocations of approximately 44 facilities, the closing of approximately 20 sites and the creation of nine new sites. These strategic measures are designed to lead to the net reduction of approximately 1,700 full- and part-time positions upon completion of the plan.

In connection with this program, Omnicare recorded charges to operating expenses totaling $35,394,000 ($22,698,000 after taxes) for restructuring and other related charges for the year ended December 31, 1999. Additional charges of this nature are expected to be incurred and expensed in 2000, at such time the amounts are required to be recognized per generally accepted accounting principles. The restructuring charges include severance pay, the buy-out of current employment agreements, the buy-out of lease obligations, the write-off of other assets (representing $4,198,000 of non-cash items) and facility exit costs. The other related charges are primarily comprised of consulting fees and duplicate costs associated with the program.

Details of the restructuring and other related charges relating to the productivity and consolidation program follow (in thousands):


                                                                 Utilized as of      Balance at
                                                       1999        December 31,      December 31,
                                                     Provision         1999              1999
                                                   ------------    -------------   --------------

Restructuring charges:
  Employee severance                                 $ 12,178        $ (3,717)        $  8,461
  Employement agreement buy-outs                        6,740          (3,377)           3,363
  Lease terminations                                    5,612          (1,089)           4,523
  Other assets and facility exit costs                  8,310          (6,662)           1,648
                                                   ------------    -------------   --------------
                    Restructuring charges              32,840        $(14,845)        $ 17,995
                                                                   =============   ==============

Other related charges                                   2,554
                                                   ------------

Total restructuring and other related charges        $ 35,394
                                                   ============


As of December 31, 1999, the Company had incurred approximately $7.1 million of severance and other employee-related costs relating to the reduction of approximately 673 employees. All remaining liabilities recorded at December 31, 1999 were classified as current liabilities since the Company expects that the overall restructuring program will be completed in 2000.

In connection with the 1998 pooling-of-interests transactions with CompScript and IBAH, the Company recorded a restructuring charge of $3,627,000 before taxes ($2,689,000 after taxes), as further discussed at Note 2 to the Consolidated Financial Statements.

During 1997, IBAH implemented a restructuring plan for its International Division and recorded restructuring charges of $1,208,000 ($1,208,000 after taxes), consisting primarily of termination benefits for 14 employees and an accrual for lease-related charges. As of December 31, 1999, the plan has been completed. Resultantly, all of the employee terminations have occurred and $636,000 of termination benefits have been paid. In addition, lease-related costs of $572,000 have been paid.

NOTE 13 - OTHER EXPENSES

On April 17, 1998, Omnicare concluded the previously announced tentative settlement with the U.S. Attorney's office in the Southern District of Illinois regarding the government's investigation of its Belleville, Illinois subsidiary, Home Pharmacy Services, Inc. In accordance with the terms of the tentative settlement, in the third quarter of 1997, Omnicare recorded an unusual charge of $6,313,000 ($5,958,000 after taxes) for the estimated costs, and legal and other expenses, associated with resolving the investigation. The $6,313,000 consisted of anticipated payments to the government agencies of $5,300,000, and estimated legal and other professional fees directly attributable to the investigation of $1,013,000. The reserve was adequate to cover the final settlement. The settlement did not result in any criminal charges against Home Pharmacy Services. Additionally, Home Pharmacy Services continues to participate in government reimbursement programs under the terms of the settlement. Home Pharmacy Services, which was acquired by Omnicare in 1992, has continued to provide complete pharmacy services to nursing facility residents in its market area without interruption. The pharmacy operation accounted for less than 2% of Omnicare's total sales and net income for the year ended December 31, 1999.

In March 1997, CompScript recorded an $800,000 charge ($499,000 after taxes) relating to the write-down of a note receivable from a former affiliate of CompScript.

NOTE 14 - DISCONTINUED OPERATIONS

On June 30, 1997, IBAH closed the software commercialization unit of RBI. Accordingly, all operating results of this unit were reclassified from continuing operations to discontinued operations. This unit recorded a net loss of $607,000 for the six months ended June 30, 1997. In addition, a loss on the disposal of this unit of $1,547,000 was reflected in the 1997 consolidated statement of income. IBAH did not record an income tax benefit on the loss from discontinued operations, as the realization of a corresponding deferred tax asset was uncertain. The loss on disposal was comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space. There were no remaining liabilities related to the loss on disposal at December 31, 1999.

NOTE 15 - SEGMENT INFORMATION

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

The table below presents information about the reportable segments as of and for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                                                  Corporate
                                                                   Pharmacy        CRO                and          Consolidated
1999:                                                              Services      Services        Consolidating         Totals
--------------------------------------------------------------------------------------------------------------------------------
Sales                                                           $ 1,728,055     $ 133,866               $ -         $ 1,861,921
Depreciation and amortization                                        62,589         5,734             1,041              69,364
Operating income (expense), excluding acquisition expenses
  and restructuring and other related charges                       181,087        16,550           (25,993)            171,644
Acquisition (expenses)/income                                           352          (297)                -                  55
Restructuring and other related charges                             (32,216)       (3,178)                -             (35,394)
Operating income (expense)                                          149,223        13,075           (25,993)            136,305
Total assets                                                      1,889,763       125,122           153,088           2,167,973
Expenditures for additions to long-lived assets                      52,560         3,113             3,076              58,749
--------------------------------------------------------------------------------------------------------------------------------

1998:
--------------------------------------------------------------------------------------------------------------------------------
Sales                                                           $ 1,394,768     $ 122,602               $ -         $ 1,517,370
Depreciation and amortization                                        41,994         5,091               551              47,636
Operating income (expense), excluding acquisition expenses
  and restructuring and other related charges                       185,305        12,725           (22,841)            175,189
Acquisition expenses                                                (10,172)       (5,269)                -             (15,441)
Restructuring and other related charges                              (1,245)       (2,382)                -              (3,627)
Operating income (expense)                                          173,888         5,074           (22,841)            156,121
Total assets                                                      1,686,643       120,693            96,493           1,903,829
Expenditures for additions to long-lived assets                      45,789         5,306             2,084              53,179
--------------------------------------------------------------------------------------------------------------------------------

1997:
--------------------------------------------------------------------------------------------------------------------------------
Sales                                                             $ 946,333      $ 88,051               $ -         $ 1,034,384
Depreciation and amortization                                        26,211         4,660               234              31,105
Operating income (expense), excluding acquisition expenses,
  restructuring and other related charges, and
  other expenses                                                    125,822         2,925           (19,336)            109,411
Acquisition expenses                                                 (2,359)       (1,962)                -              (4,321)
Restructuring and other related charges                                   -        (1,208)                -              (1,208)
Other expenses (Note 13)                                             (6,313)            -                 -              (6,313)
Operating income (expense)                                          117,150          (245)          (19,336)             97,569
Total assets                                                      1,141,298       104,569           166,279           1,412,146
Expenditures for additions to long-lived assets                      30,796         9,229             1,253              41,278
--------------------------------------------------------------------------------------------------------------------------------

The following summarizes sales and long-lived assets by geographic area as of and for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                       Sales                                  Long-Lived Assets
--------------------------------------------------------------    --------------------------------------
                       1999            1998            1997          1999          1998          1997
--------------------------------------------------------------    --------------------------------------
United States        $1,821,083      $1,483,443     $1,012,988      $159,530      $133,173      $ 98,541
Foreign                  40,838          33,927         21,396         2,603         3,198         3,121
--------------------------------------------------------------   ---------------------------------------
Total                $1,861,921      $1,517,370     $1,034,384      $162,133      $136,371      $101,662
--------------------------------------------------------------   ---------------------------------------


Foreign sales are based on the country in which the sales originate. No individual foreign country's sales were material to the consolidated sales of Omnicare.

NOTE 16 - SUMMARY OF QUARTERLY RESULTS  (UNAUDITED)

The following table presents the Company's quarterly financial information for 1999 and 1998 (in thousands, except per share data):

                                                  First            Second             Third            Fourth               Full
                                                 Quarter           Quarter           Quarter           Quarter              Year
                                                ---------         ---------         ---------         ---------         -----------
1999 (a)
Sales                                           $ 445,688         $ 454,645         $ 474,007         $ 487,581         $ 1,861,921
Cost of sales                                     309,893           322,607           348,007           358,131           1,338,638
                                                ---------         ---------         ---------         ---------         -----------
Gross profit                                      135,795           132,038           126,000           129,450             523,283
Selling, general and
   administrative expenses                         81,983            85,546            90,888            93,222             351,639
Acquisition expenses,
   pooling-of-interests                              --                 822              (877)             --                   (55)
Restructuring and other
   related charges                                   --              26,713             2,144             6,537              35,394
                                                ---------         ---------         ---------         ---------         -----------
Operating income                                   53,812            18,957            33,845            29,691             136,305
Investment income                                     282               367               266               617               1,532
Interest expense                                   (9,981)          (10,848)          (12,629)          (12,708)            (46,166)
                                                ---------         ---------         ---------         ---------         -----------
Income before income taxes                         44,113             8,476            21,482            17,600              91,671
Income taxes                                       16,306             3,598             7,538             6,508              33,950
                                                ---------         ---------         ---------         ---------         -----------
Net income                                      $  27,807         $   4,878         $  13,944         $  11,092         $    57,721
                                                =========         =========         =========         =========         ===========
Earnings per share:
   Basic                                        $    0.31         $    0.05         $    0.15         $    0.12         $      0.63
                                                =========         =========         =========         =========         ===========
   Diluted                                      $    0.31         $    0.05         $    0.15         $    0.12         $      0.63
                                                =========         =========         =========         =========         ===========
Weighted average number of
   common shares outstanding:
   Basic                                           90,526            90,890            91,276            91,292              90,999
                                                =========         =========         =========         =========         ===========
   Diluted                                         90,881            91,073            91,276            91,292              91,238
                                                =========         =========         =========         =========         ===========
Comprehensive income                            $  27,303         $   4,524         $  14,083         $  10,763         $    56,673
                                                =========         =========         =========         =========         ===========


                                                  First            Second             Third            Fourth               Full
                                                 Quarter           Quarter           Quarter           Quarter              Year
                                                ---------         ---------         ---------         ---------         -----------
1998 (a)
Sales                                           $ 340,258         $ 358,194         $ 383,647         $ 435,271         $ 1,517,370
Cost of sales                                     238,936           249,615           267,168           303,024           1,058,743
                                                ---------         ---------         ---------         ---------         -----------
Gross profit                                      101,322           108,579           116,479           132,247             458,627
Selling, general and
   administrative expenses                         63,536            67,408            71,708            80,786             283,438
Acquisition expenses,
   pooling-of-interests                               491            14,096              --                 854              15,441
Restructuring and other
   related charges                                   --               3,627              --                --                 3,627
                                                ---------         ---------         ---------         ---------         -----------
Operating income                                   37,295            23,448            44,771            50,607             156,121
Investment income                                   1,446               977               623               310               3,356
Interest expense                                   (4,771)           (4,435)           (5,301)           (9,104)            (23,611)
                                                ---------         ---------         ---------         ---------         -----------
Income before income taxes                         33,970            19,990            40,093            41,813             135,866
Income taxes                                       13,564            11,884            14,353            15,686              55,487
                                                ---------         ---------         ---------         ---------         -----------
Net income                                      $  20,406         $   8,106         $  25,740         $  26,127         $    80,379
                                                =========         =========         =========         =========         ===========
Earnings per share:
   Basic                                        $    0.23         $    0.09         $    0.29         $    0.29         $      0.90
                                                =========         =========         =========         =========         ===========
   Diluted                                      $    0.23         $    0.09         $    0.29         $    0.29         $      0.90
                                                =========         =========         =========         =========         ===========
Weighted average number of
   common shares outstanding:
   Basic                                           88,114            88,824            89,493            89,868              89,081
                                                =========         =========         =========         =========         ===========
   Diluted                                         89,085            89,918            90,054            90,197              89,786
                                                =========         =========         =========         =========         ===========
Comprehensive income                            $  20,455         $   8,235         $  25,527         $  26,214         $    80,431
                                                =========         =========         =========         =========         ===========

Notes to Summary of Quarterly Results

(a) Included in the 1999 and 1998 net income amounts are the following aftertax pooling-of-interests expenses and restructuring and other related charges (in thousands):

                                                  First            Second             Third            Fourth               Full
                                                 Quarter           Quarter           Quarter           Quarter              Year
                                                ---------         ---------         ---------         ---------         -----------
1999:
Acquisition expenses, pooling-
   of-interests (Note 2)                        $    --           $     586         $    (962)        $    --           $      (376)
Restructuring and other
   related charges (Note 12)                         --              17,229             1,351             4,118              22,698
                                                ---------         ---------         ---------         ---------         -----------
Total                                           $    --           $  17,815         $     389         $   4,118         $    22,322
                                                =========         =========         =========         =========         ===========

1998:
Acquisition expenses, pooling-
   of-interests (Note 2)                        $     415         $  12,702         $    --           $     752         $    13,869
Restructuring and other
   related charges (Note 12)                         --               2,689              --                --                 2,689
                                                ---------         ---------         ---------         ---------         -----------
Total                                           $     415         $  15,391         $    --           $     752         $    16,558
                                                =========         =========         =========         =========         ===========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information regarding the Company's executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in the Company's 2000 Proxy Statement which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

        Information required under this Item is set forth in the Company's 2000 Proxy Statement which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required under this Item is set forth in the Company's 2000 Proxy Statement which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this Item is set forth in the Company's 2000 Proxy Statement which is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)      Financial Statements

                The 1999 Consolidated Financial Statements of Omnicare are included in Part II, Item 8.

    (a)(2)      Financial Statement Schedule

                See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Filing.

    (a)(3)      Exhibits

                See Index of Exhibits.

    (b)         Reports on Form 8-K

                The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of March 2000.

                            OMNICARE, INC.

                            /s/David W. Froesel, Jr.
                            ________________________
                            David W. Froesel, Jr.
                            Senior Vice President and
                            Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                   Title                   ----------|           Date
---------                                   -----                             |           ----
                                                                              |
                                                                              |
/s/ Edward L. Hutton                        Chairman and Director             |
________________________                    (Principal Executive Officer)     |
Edward L. Hutton                                                              |
                                                                              |
                                                                              |
/s/ Joel F. Gemunder                        President and Director            |
________________________                    (Principal Executive Officer)     |
Joel F. Gemunder                                                              |
                                                                              |
                                                                              |
/s/ David W. Froesel, Jr.                   Senior Vice President and         |
________________________                    Chief Financial Officer           |
David W. Froesel, Jr.                       (Principal Financial and          |
                                            Accounting Officer)               |
                                                                              |
                                                                              |
                                                                              |
Timothy E. Bien, Director*                                                    |
Charles H. Erhart, Jr., Director*                                             |
Mary Lou Fox, Director*                                               March 30, 2000
Thomas C. Hutton, Director*                                                   |
Patrick E. Keefe, Director*                                                   |
Sandra E. Laney, Director*                                                    |
Andrea R. Lindell, DNSc, RN, Director*                                        |
Sheldon Margen, M.D., Director*                                               |
Kevin J. McNamara, Director*                                                  |
                                                                              |
                                                                    -----------



* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself as a director and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

                                                        /s/ Cheryl D. Hodges
                                                        ________________________
                                                        Cheryl D. Hodges
                                                        (Attorney-in-Fact)

                                   Schedule II

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                                 (in thousands)




                                            Additions
                           Balance at       charged                           Write-offs,      Balance
Year ended                 beginning of     to cost                           net of           at end
December 31,               period           and expenses  Acquisitions        recoveries       of period
------------               --------         ------------  ------------        ----------       ---------


Allowance for uncollectible accounts receivable:

1999                       $31,417          $22,056        $2,686            ($19,276)         $36,883

1998                        17,994           12,405         9,057              (8,039)          31,417

1997                         6,790            8,370        10,002              (7,168)          17,994



                                INDEX OF EXHIBITS

                                                       Document Incorporated by Reference from a
         Numbers Refer to Item 601 Regulation          Previous Filing or Filed Herewith, as
         S-K and Description of Exhibit                Indicated Below
         ----------------------------------------      -------------------------------------------
(3.1)    Restated Certificate of Incorporation of      Form 10-K
         Omnicare, Inc.                                March 31, 1997

(3.2)    By-Laws of Omnicare, Inc., as amended         Form S-3
                                                       September 28, 1998

(4.1)    $400 million Credit Agreement (the            Form 10-K
         "Credit Agreement") among Omnicare,           March 31, 1997
         Inc., First National Bank of Chicago,
         Agent, and certain banks dated as of
         October 22, 1996

(4.2)    Amendment No. 1 to the $400 million           Form 10-K
         Credit Agreement dated as of                  March 30, 1999
         December 23, 1997

(4.3)    Amendment No. 2 to the $400 million           Form 8-K
         Credit Agreement dated as of                  December 29, 1998
         December 21, 1998

(4.4)    Indenture dated as of December 10, 1997       Form S-3
         between the Company and The First             February 6, 1998
         National Bank of Chicago, as Trustee

(4.5)    $400 million, 364-Day Credit Agreement        Form 8-K
         among Omnicare, Inc., The First National      December 29, 1998
         Bank of Chicago, Agent, and certain
         banks dated as of December 21, 1998

(4.6)    Amendment No. 1 to the $400 million,          Form 10-Q
         364-Day Credit Agreement dated as of          November 15, 1999
         September 3, 1999

                                 INDEX OF EXHIBITS

                                                       Document Incorporated by Reference from a
         Numbers Refer to Item 601 Regulation          Previous Filing or Filed Herewith, as
         S-K and Description of Exhibit                Indicated Below
         ----------------------------------------      -------------------------------------------
(4.7)    Rights Agreement, and related Exhibits,       Form 8-K
         dated as of May 17, 1999 between              May 18, 1999
         Omnicare, Inc. and First Chicago Trust
         Company of New York, as Rights Agent.

(10.1)   Executive Salary Protection Plan, as          Form 10-K
         amended, May 22, 1981                         March 25, 1996


(10.2)   1981 Stock Incentive Plan, as amended         Form 10-K
                                                       March 25, 1988

(10.3)   1989 Stock Incentive Plan                     Proxy Statement for 1989 Annual Meeting
                                                       of Stockholders dated April 10, 1989

(10.4)   1992 Long-Term Stock Incentive Plan           Proxy Statement for 1997 Annual Meeting
                                                       of Stockholders dated March 31, 1997

(10.5)   1995 Premium-Priced Stock Option Plan         Proxy Statement for 1995 Annual Meeting
                                                       of Stockholders dated April 10, 1995

(10.6)   1998 Long-Term Employee                       Form 10-K
         Incentive Plan                                March 30, 1999

(10.7)   Amendment to 1998 Long-Term Employee          Filed Herewith
         Incentive Plan effective March 1, 2000

(10.8)   Excess Benefits Plan                          Form 10-K
                                                       March 25, 1988

(10.9)   Form of Indemnification Agreement with        Form 10-K
         Directors and Officers                        March 30, 1999

(10.10)  Employment Agreements with J.F. Gemunder      Form 10-K
         and C.D. Hodges dated August 4, 1988          March 29, 1989

                                 INDEX OF EXHIBITS

                                                       Document Incorporated by Reference from a
         Numbers Refer to Item 601 Regulation          Previous Filing or Filed Herewith, as
         S-K and Description of Exhibit                Indicated Below
         ----------------------------------------      -------------------------------------------

(10.11)  Employment Agreement with                     Form 10-K
         P.E. Keefe dated March 4, 1993                March 25, 1994

(10.12)  Split Dollar Agreement with                   Form 10-K
         E.L. Hutton dated June 1, 1995                March 25, 1996
         (Agreement in the same form exists with
         J.F. Gemunder)

(10.13)  Split Dollar Agreement                        Form 10-K
         dated June 1, 1995 (Agreements in the         March 25, 1996
         same form exist with the following
         Executive Officers: T.E. Bien,
         C.D. Hodges and P.E. Keefe)

(10.14)  Annual Incentive Plan for Senior              Proxy Statement for 1996 Annual Meeting of
         Executive Officers                            Shareholders dated May 20, 1996

(10.15)  Employment Agreement with T.E. Bien           Form 10-K
         dated January 1, 1994                         March 31, 1997

(10.16)  Employment Agreement with D.W.                Form 10-K
         Froesel, Jr. dated February 17, 1996          March 31, 1997

(10.17)  Employment Agreement with                     Form 10-K
         M.L. Fox dated April 4, 1996                  March 31, 1997

(10.18)  Consulting Agreement with                     Form 10-K
         MLF Co. dated April 4, 1996                   March 31, 1997

(10.19)  Employment Agreement with P.                  Filed Herewith
         Laterza dated August 5, 1998

(10.20)  Form of Amendment to Employment               Filed Herewith
         Agreements with J.F. Gemunder, P.E.
         Keefe and C.D. Hodges dated as of
         February 25, 2000

                                 INDEX OF EXHIBITS

                                                       Document Incorporated by Reference from a
         Numbers Refer to Item 601 Regulation          Previous Filing or Filed Herewith, as
         S-K and Description of Exhibit                Indicated Below
         ----------------------------------------      -------------------------------------------
(10.21)  Amendment to Employment Agreement             Filed Herewith
         with J.F. Gemunder dated as of
         March 1, 2000 (Amendments in the same
         form exist with the following Executive
         Officers: P.E. Keefe and C.D. Hodges)

(10.22)  Form of Amendment to Employment               Filed Herewith
         Agreements with T.E. Bien, D.W.
         Froesel, Jr. and P. Laterza dated as
         of February 25, 2000

(12)     Statement of Computation of Ratio of          Filed Herewith
         Earnings to Fixed Charges

(21)     Subsidiaries of Omnicare, Inc.                Filed Herewith

(23.1)   Consent of PricewaterhouseCoopers LLP         Filed Herewith

(23.2)   Consent of Ernst and Young LLP                Filed Herewith

(23.3)   Consent of Arthur Andersen LLP                Filed Herewith

(24)     Powers of Attorney                            Filed Herewith

(27)     Financial Data Schedule                       Filed Herewith

                         STATEMENT OF DIFFERENCES


 The registered trademark symbol shall be expressed as ............... 'r'