Form 10-Q
period 2000-03-31
OMNICARE INC
filed 2000-05-15
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2000
                          Commission File Number 1-8269

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

         2)   has been subject to such filing requirement for the past 90 days.

Yes    x         No
   ----------      ----------

COMMON STOCK OUTSTANDING
------------------------

                                    Number of
                                     Shares                            Date
                                     ------                            ----
Common Stock, $1 par value         92,140,490                     March 31, 2000

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES

                                      INDEX

                                                                                              PAGE
                                                                                              ----
Part I.           Financial Information:
         Item 1.       Financial Statements
                           Consolidated Balance Sheet --
                                    March 31, 2000 and December 31, 1999                         3
                           Consolidated Statement of Income --
                                    Three months ended --
                                    March 31, 2000 and 1999                                      4
                           Consolidated Statement of Cash Flows --
                                    Three months ended --
                                    March 31, 2000 and 1999                                      5
                           Notes to Consolidated Financial Statements                            6
         Item 2.       Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                                        8
         Item 3.       Quantitative and Qualitative Disclosures About Market Risk               12

Part II.          Other Information:
         Item 6.       Exhibits and Reports on Form 8-K                                         13

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED
(In thousands, except share data)

                                                                                                    March 31,           December 31,
                                                                                                       2000                 1999
                                                                                                   -----------          -----------
ASSETS
Current assets:
      Cash and cash equivalents                                                                     $   81,321           $   97,267
      Restricted cash                                                                                    4,900                 --
      Accounts receivable, less allowances of
         $36,746 (1999-$36,883)                                                                        424,004              422,283
      Unbilled receivables                                                                              19,055               18,450
      Inventories                                                                                      127,892              120,280
      Deferred income tax benefits                                                                      20,627               17,336
      Other current assets                                                                              84,733               76,729
                                                                                                    ----------           ----------
             Total current assets                                                                      762,532              752,345
Properties and equipment, at cost less accumulated
      depreciation of $111,337 (1999-$106,022)                                                         161,670              162,133
Goodwill, less accumulated amortization
      of $91,260 (1999-$83,243)                                                                      1,184,147            1,188,941
Other assets                                                                                            61,360               64,554
                                                                                                    ----------           ----------
      Total assets                                                                                  $2,169,709           $2,167,973
                                                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                              $  100,196           $  108,189
      Amounts payable pursuant to acquisition agreements                                                 7,517                9,053
      Current bank debt                                                                                 67,118               77,413
      Accrued employee compensation                                                                     38,233               50,498
      Deferred revenue                                                                                  22,515               24,321
      Other current liabilities                                                                         73,194               52,769
                                                                                                    ----------           ----------
             Total current liabilities                                                                 308,773              322,243

Long-term bank debt                                                                                    392,003              391,944
5% convertible subordinated notes, due 2007                                                            345,000              345,000
Deferred income taxes                                                                                   38,542               37,360
Amounts payable pursuant to acquisition agreements                                                      12,898               13,878
Other noncurrent liabilities                                                                            33,385               29,168
                                                                                                    ----------           ----------
             Total liabilities                                                                       1,130,601            1,139,593

Stockholders' equity:
      Preferred stock-authorized 1,000,000 shares without par value; none issued
      Common stock-authorized 200,000,000 shares $1 par; 92,545,800 shares
             issued (1999-91,611,800 shares issued)                                                     92,546               91,612
      Paid-in capital                                                                                  691,150              684,419
      Retained earnings                                                                                287,433              275,114
                                                                                                    ----------           ----------
                                                                                                     1,071,129            1,051,145
      Treasury stock, at cost - 405,300 shares (1999-325,500 shares)                                    (7,941)              (6,950)
      Deferred compensation                                                                            (21,867)             (14,098)
      Accumulated other comprehensive income                                                            (2,213)              (1,717)
                                                                                                    ----------           ----------
             Total stockholders' equity                                                              1,039,108            1,028,380
                                                                                                    ----------           ----------
             Total liabilities and stockholders' equity                                             $2,169,709           $2,167,973
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

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED
(In thousands, except per share data)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                -----------------------------------
                                                                                                   2000                      1999
                                                                                                ---------                 ---------
Sales                                                                                           $ 493,026                 $ 445,688
Cost of sales                                                                                     360,409                   309,893
                                                                                                ---------                 ---------
Gross profit                                                                                      132,617                   135,795
Selling, general and administrative expenses                                                       92,768                    81,983
Restructuring and other related charges                                                             4,278                      --
                                                                                                ---------                 ---------
Operating income                                                                                   35,571                    53,812
Investment income                                                                                     459                       282
Interest expense                                                                                  (13,165)                   (9,981)
                                                                                                ---------                 ---------
Income before income taxes                                                                         22,865                    44,113
Income taxes                                                                                        8,472                    16,306
                                                                                                ---------                 ---------
Net income                                                                                      $  14,393                 $  27,807
                                                                                                =========                 =========
Earnings per share:
    Basic                                                                                       $    0.16                 $    0.31
                                                                                                =========                 =========
    Diluted                                                                                     $    0.16                 $    0.31
                                                                                                =========                 =========
Weighted average number of common shares outstanding:
       Basic                                                                                       91,599                    90,526
                                                                                                =========                 =========
       Diluted                                                                                     91,599                    90,881
                                                                                                =========                 =========
Comprehensive income                                                                            $  14,081                 $  27,303
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

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED
(In thousands)

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                      -----------------------------
                                                                                                         2000                1999
                                                                                                      --------             --------
Cash flows from operating activities:
Net income                                                                                            $ 14,393             $ 27,807
                                                                                                      --------             --------
Adjustments to reconcile net income to net cash
    flows from operating activities:
        Depreciation and amortization                                                                   19,712               15,735
        Provision for doubtful accounts                                                                  7,006                3,841
        Deferred tax provision                                                                           1,248                1,145
        Non-cash portion of restructuring costs                                                            724                 --
Changes in assets and liabilities, net of effects from acquisition of businesses:
        Accounts receivable and unbilled receivables                                                   (11,380)             (13,850)
        Inventories                                                                                     (7,835)             (23,182)
        Current and noncurrent assets                                                                   (3,932)             (10,188)
        Payables and accrued liabilities                                                                  (528)              19,110
        Accrued employee compensation                                                                   (6,867)               3,268
        Deferred revenue                                                                                (1,806)                  68
        Current and noncurrent liabilities                                                              16,746               (6,379)
                                                                                                      --------             --------
                    Net cash flows from operating activities                                            27,481               17,375
                                                                                                      --------             --------
Cash flows from investing activities:
    Acquisition of businesses                                                                          (16,912)             (41,464)
    Capital expenditures                                                                                (8,444)             (14,983)
    Transfer of cash to trusts for employee health and severance costs                                  (4,900)                --
    Other                                                                                                   58                 (786)
                                                                                                      --------             --------
                    Net cash flows from investing activities                                           (30,198)             (57,233)
                                                                                                      --------             --------
Cash flows from financing activities:
    Borrowings on line of credit facilities                                                               --                 60,000
    Payments on line of credit facilities                                                              (10,000)                --
    Principal payments on long-term obligations                                                           (353)                (425)
    (Payments) for and proceeds from exercise of stock options
        and warrants, net of stock tendered in payment                                                    (762)              (1,253)
    Dividends paid                                                                                      (2,074)              (2,040)
                                                                                                      --------             --------
                    Net cash flows from financing activities                                           (13,189)              56,282
                                                                                                      --------             --------
Effect of exchange rate changes on cash and other                                                          (40)                 704
Net increase (decrease) in cash and cash equivalents                                                   (15,906)              16,424
Cash and cash equivalents at beginning of period                                                        97,267               54,312
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 81,321             $ 71,440
                                                                                                      ========             ========
Supplemental disclosures of cash flow information:
Income taxes (refunded) paid, net                                                                     $ (8,030)            $  6,592
Interest paid                                                                                            7,947                5,002

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

         The table below presents information about the reportable segments as of and for the three months ended March 31, 2000 and 1999 (in thousands):

                                                                                       Three Months Ended March 31,
                                                                     ---------------------------------------------------------------
                                                                                                        Corporate
                                                                       Pharmacy          CRO               and          Consolidated
2000:                                                                  Services        Services       Consolidating         Totals
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                 $  460,946        $ 32,080       $    --           $  493,026
Depreciation and amortization                                             18,465           1,005             242             19,712
Operating income (expense), excluding restructuring
   and other related charges                                              43,341           2,732          (6,224)            39,849
Restructuring and other related charges                                   (4,278)           --              --               (4,278)
Operating income (expense)                                                39,063           2,732          (6,224)            35,571
Total assets                                                           1,935,327         120,178         114,204          2,169,709
Expenditures for additions to long-lived assets                            7,378           1,013              53              8,444
====================================================================================================================================

1999:
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                 $  411,710        $ 33,978       $    --           $  445,688
Depreciation and amortization                                             13,970           1,576             189             15,735
Operating income (expense)                                                55,488           4,424          (6,100)            53,812
Total assets                                                           1,769,419         116,768         116,853          2,003,040
Expenditures for additions to long-lived assets                           13,075             568           1,340             14,983
====================================================================================================================================

3. In the second quarter of 1999, the Company announced a comprehensive restructuring plan to streamline company-wide operations through the implementation of a productivity and consolidation program. This program is in response to the recent changes in the healthcare industry and will complement Omnicare's ability to gain maximum benefits from its acquisition program. The productivity and consolidation initiatives are expected to eliminate redundant efforts, simplify work processes and apply technology to maximize employee productivity, and standardize operations around best practices. Facilities in overlapping geographic territories are being consolidated to better align pharmacies around customers, to improve efficiency and enhance the Company's ability to deliver innovative services and programs to its customers. Productivity initiatives are being introduced at the majority of the Company's pharmacy and other operating locations, which totaled approximately 220 sites at the commencement of the program. As part of the initiative, the roster of pharmacies and other operating locations is being reconfigured through consolidations and relocations of approximately 44 facilities, the closing of approximately 20 sites and the creation of nine new sites. These strategic measures are designed to lead to the net reduction of approximately 1,700 full- and part-time positions upon completion of the plan.

         In connection with this program, Omnicare has recorded a total of $39,672,000 ($25,393,000 after taxes) for restructuring and other related charges, of which $4,278,000 ($2,695,000 after taxes) were recorded in the first quarter of 2000. Additional charges of this nature are expected to be incurred and expensed during the remainder of 2000, at such time the amounts are required to be recognized per generally accepted accounting principles. The restructuring charges include severance pay, the buy-out of current employment agreements, the buy-out of lease obligations, the write-off of other assets (representing $4,922,000 of pretax non-cash items) and facility exit costs. The other related charges are primarily comprised of consulting fees and duplicate costs associated with the program. Details of the restructuring and other related charges relating to the productivity and consolidation program follow (in thousands):

                                                                                                    First      Utilized
                                                                     Utilized as of   Balance at   Quarter      During    Balance at
                                                            1999      December 31,    December       2000   First Quarter  March 31,
                                                         Provision        1999        31, 1999    Provision      2000          2000
                                                         ---------        ----        --------    ---------      ----          ----
Restructuring charges:
   Employee severance                                     $12,178      $ (3,717)      $ 8,461      $ --        $(1,182)      $ 7,279
   Employment agreement buy-outs                            6,740        (3,377)        3,363          49         (844)        2,568
   Lease terminations                                       5,612        (1,089)        4,523         172         (403)        4,292
   Other assets and facility exit costs                     8,310        (6,662)        1,648       2,315       (1,548)        2,415
                                                          -------      --------       -------      ------      -------       -------
      Total restructuring charges                          32,840      $(14,845)      $17,995       2,536      $(3,977)      $16,554
                                                                       ========       =======                  =======       =======
Other related charges                                       2,554                                   1,742
                                                          -------                                  ------
      Total restructuring and other
      related charges                                     $35,394                                  $4,278
                                                          =======                                  ======

         As of March 31, 2000, the Company had incurred approximately $9.1 million of severance and other employee-related costs relating to the reduction of approximately 937 employees. All remaining liabilities recorded at March 31, 2000 were classified as current liabilities since the Company expects that the overall restructuring program will be completed in 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
Quarter Ended March 2000 vs. 1999

         Diluted earnings per share for the three months ended March 31, 2000 were $0.19 as compared with $0.31 earned in the prior year quarter, excluding from the 2000 period restructuring and other related charges of $4,278,000 ($2,695,000 after taxes, or $0.03 per diluted share) relating to the Company's previously announced productivity and consolidation initiative. Net income for the 2000 quarter, excluding restructuring and other related charges, was $17,088,000 versus the $27,807,000 earned in the comparable 1999 quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), on this basis, totaled $59,561,000 for the three months ended March 31, 2000 as compared with EBITDA of $69,547,000 earned in the first quarter of 1999. Net income for the first quarter of 2000 was $14,393,000 (or $0.16 per diluted share) as compared to $27,807,000 (or $0.31 per diluted share) in the same period of 1999. Sales for the three months ended March 31, 2000 rose 11% to $493,026,000 from the $445,688,000 recorded in the comparable prior year period.

         The increase in the Company's sales represents continued internal growth of the pharmacy services business and, to a lesser extent, the cumulative effect of its acquisitions of long-term care pharmacy providers. The reduction in earnings primarily reflects the difficult operating environment in the long-term care industry originating as a result of the implementation of the federal government's Prospective Payment System ("PPS") for Medicare residents of skilled nursing facilities. While Omnicare experienced PPS-related pricing pressure from skilled nursing facility customers late in 1998, and to a greater extent in 1999, much of this pressure was offset by the addition of new business, the benefits of increased compliance with Omnicare's proprietary geriatric formulary, the Omnicare Geriatric Pharmaceutical Care Guidelines'r', and reduced operating costs. However, increasing reluctance on the part of skilled nursing facilities to admit Medicare residents, particularly those requiring complex care, owing to concerns relating to the adequacy of reimbursement under PPS caused the weakening of Medicare census in many areas primarily during the second quarter of 1999 and thereafter. Moreover, for many skilled nursing facilities, the average length of stay for Medicare residents decreased. These factors had the effect of significantly reducing overall occupancy in the facilities Omnicare serves. Additionally, the mix of residents in skilled nursing facilities adversely affected Omnicare's results as these facilities attempted to avoid high acuity patients, which impacts overall utilization of drugs. Reimbursement concerns have increasingly driven many nursing facilities to admit residents funded by payors other than Medicare. Although these trends appeared to be stabilizing in the first quarter of 2000, they had an unfavorable impact on the year-to-year comparison of sales, profit margins and net income.

         The number of residents served at March 31, 2000 was 634,500, up 7% over the number served one year earlier. This addition of new accounts is net of the elimination of uneconomic PPS contracts, unprofitable accounts and the withdrawal from certain client facilities owing to a deterioration in their financial condition.

         Internal growth resulted primarily from the efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts, drug price inflation and changes in sales mix.

         Omnicare's CRO Services segment recorded sales of $32,080,000 during the first quarter of 2000 as compared to $33,978,000 recorded in the same prior year period, representing a decline of $1,898,000. This decline was primarily the result of delays in decision making by pharmaceutical manufacturers in commencing clinical studies, relating in part to merger activities, as well as the cancellation of planned projects prior to commencement. Operating profit for the first quarter of 2000 was $2,732,000, a decline of $1,692,000 in comparison to the same prior year quarter operating profit of $4,424,000, owing primarily to the volatility in sales arising from the aforementioned factors.

         Gross profit as a percentage of sales decreased to 26.9% in 2000 from 30.5% in 1999. The positive impact on gross profit relating to the Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, benefits realized from the Company's formulary compliance program and productivity and consolidation initiative, and changes in sales mix were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment and the less favorable performance of the CRO Services segment.

         Selling, general and administrative ("operating") expenses for the quarter ended March 31, 2000 increased $10,785,000 to $92,768,000 as compared to 1999 due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 18.8% in 2000 were marginally higher than the 18.4% experienced in the comparable prior year period. Unfavorably impacting the year-to-year comparison was an increase in the Company's provision for doubtful accounts brought about by a deterioration in the financial condition of certain skilled nursing facility clients as a result, in part, of the impact of PPS on their business, causing an increase of 0.6 percentage points of sales. Operating expenses for the first quarter of 2000 were also unfavorably impacted as compared to the same prior year period due to an increase in retirement expense as a result of the modification of the Chairman's retirement plan, causing an increase of 0.3 percentage points of sales. These increases in operating expenses were offset, in part, by the favorable impact of the Company's productivity and consolidation program.

         In 1999, the Company announced its commitment to the implementation of a company-wide productivity and consolidation program to take place over the remainder of 1999 and 2000. This initiative is intended to gain maximum benefit from the Company's acquisition program and to respond to changes in the healthcare industry. The program is designed to eliminate redundant efforts, simplify work processes and apply technology to maximize employee productivity and standardize operations around best practices. This will be achieved by reconfiguring the roster of pharmacies and other operating locations through consolidation/relocation of approximately 44 facilities, the closing of approximately 20 sites and the creation of nine new sites. The plan is designed to result in the reduction of the Company's work force by 15%, or approximately 1,700 full- and part-time employees, and annualized pretax savings of $46 million upon completion. In connection with this program, the Company recorded pretax restructuring and other related expenses of $4,278,000 in the first quarter of 2000, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets and facility exit costs, and other related charges.

         Investment income for the three months ended March 31, 2000 was $459,000, an increase of $177,000 in comparison to the same period of 1999 due to an increase in the average invested cash balance during the first quarter of 2000 as compared to the first quarter of 1999, as well as an increase in interest rates earned on the investment of cash and cash equivalents.

         Interest expense during the three months ended March 31, 2000 was $13,165,000, an increase of $3,184,000 versus the comparable prior year period primarily due to the impact of interest expense associated with a $90 million increase (net of recent repayments of $20 million) in borrowings under the Company's line of credit facilities from March 31, 1999 to March 31, 2000, as well as an increase in the line of credit interest rates for the first quarter of 2000 as compared to the same period in the prior year. The increases in the Company's line of credit borrowings were primarily attributable to the Company's acquisition program.

         The Company's effective tax rate of 37.1% in the first quarter of 2000 was consistent with the comparable prior year quarter rate of 37.0%.

Liquidity and Capital Resources

         Cash and cash equivalents (including restricted cash) at March 31, 2000 were $86.2 million versus $97.3 million at December 31, 1999. Contributing to this reduction of $11.1 million was a $10 million payment made late in the first quarter of 2000 on the Company's 364-day, $400 million line of credit facility. In October 1996, the Company entered into a five-year agreement with a consortium of sixteen banks for a $400 million revolving credit facility available through October 2001. In December 1998, the Company amended this five-year, $400 million line of credit to permit an additional 364-day, $400 million line of credit, which is convertible at maturity into a one-year term loan. During 1999, Omnicare renewed this 364-day, $400 million revolving line of credit through September 2, 2000, with no change in pricing or terms. Interest rates and commitment fees for the five-year, $400 million line of credit facility are based on the Company's level of performance under certain financial ratios, debt covenants and the amount of borrowings under the line of credit. The total amount outstanding under this facility as of March 31, 2000 was $390 million. Interest rates and commitment fees under the 364-day, $400 million line of credit are based on the Company's debt ratings. The amount outstanding at March 31, 2000 under the 364-day facility was $65 million. The Company generated positive net cash flows from operating activities of approximately $27 million during the three months ended March 31, 2000, which was used primarily for acquisition-related payments (including amounts payable pursuant to acquisition agreements relating to pre-2000 acquisitions), debt repayment and capital expenditures. Improved management of working capital significantly contributed to the favorable first quarter 2000 operating cash flow results.

         The Company's capital requirements are primarily related to its acquisition program and, to a lesser extent, capital expenditures, including those related to investments in the Company's information technology systems. There are no material commitments outstanding at March 31, 2000, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

         The Company's current ratio at March 31, 2000 and December 31, 1999 was
2.5 to 1.0 and 2.3 to 1.0, respectively. The increase in the current ratio is primarily attributable to the reduction in current bank debt due to the $10 million payment on its 364-day line of credit facility.

         On February 2, 2000, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share in 2000. Dividends of $2.1 million were paid during the three months ended March 31, 2000 versus the $2.0 million paid in the comparable prior year period.

         The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

         In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's acquisition program, internal growth trends, nursing home admission and occupancy trends, census and length of stay trends, purchasing leverage, the leveraging of costs, the formulary compliance program, the impact of PPS, changes in sales mix, the impact of the productivity and consolidation program, the Company's capital requirements and the adequacy and availability of Omnicare's sources of liquidity and capital. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions, the availability of suitable acquisition candidates and the successful integration of acquired companies, the effect of new government regulation and/or legislative initiatives including those relating to reimbursement policies and in the interpretation and application of such policies, the failure of Omnicare to obtain or maintain required regulatory approvals or licenses, loss or delay of CRO contracts for regulatory or other reasons, the ability to implement the productivity and consolidation program and to realize anticipated benefits, the impact and pace of technological advances, the ability to obtain or maintain rights to data, technology and other intellectual property, the impact of consolidation in the pharmaceutical industry, changes in tax law and regulation, trends for the continued growth of the businesses of Omnicare, volatility in Omnicare's stock price, the demand for Omnicare's products and services, pricing and other competitive factors in the industry and variations in costs or expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

         The Company's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at March 31, 2000 include $390 million outstanding under its five-year, $400 million variable-rate revolving line of credit facility at an approximate average rate of 7.1% at March 31, 2000 (a one-hundred basis point change in interest rates would impact interest expense by approximately $1.0 million per quarter), $65 million outstanding under its 364-day, $400 million variable-rate revolving line of credit facility at an approximate average rate of 7.2% at March 31, 2000 (a one-hundred basis point change in interest rates would impact interest expense by approximately $0.2 million per quarter) and $345 million outstanding under convertible subordinated notes due in 2007, which accrue interest at a fixed rate of 5%. The fair value of the Company's debt obligations approximates their carrying value.

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                  Number                           Exhibit
                  ------                           -------
                  11                  Computation of Earnings Per Common Share
                  27                  Financial Data Schedule

         (b) Reports on Form 8-K - The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Omnicare, Inc.
                                               ------------------------------
                                                   Registrant

Date     May 15, 2000                     By:  /s/David W. Froesel, Jr.
     ----------------------                    ------------------------------
                                                   David W. Froesel, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as........................'r'