Form 10-Q
period 2000-06-30
OMNICARE INC
filed 2000-08-14
CIK 353230

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                         For Quarter Ended June 30, 2000
                          Commission File Number 1-8269



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


       Registrant's telephone number, including area code: (859) 392-3300
       ------------------------------------------------------------------

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

COMMON STOCK OUTSTANDING
------------------------

                                        Number of
                                         Shares                     Date
                                       ----------                   ----
Common Stock, $1 par value             92,169,311               June 30, 2000


                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES



                                      INDEX


                                                                         PAGE
                                                                         ----
Part I. Financial Information:

     Item 1. Financial Statements

             Consolidated Balance Sheet -
                    June 30, 2000 and December 31, 1999                    3

             Consolidated Statement of Income -
                    Three and six months ended -
                    June 30, 2000 and 1999                                 4

             Consolidated Statement of Cash Flows -
                    Six months ended -
                    June 30, 2000 and 1999                                 5

             Notes to Consolidated Financial Statements                    6

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition                            9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk   15


Part II. Other Information:

     Item 4. Submission of Matters to a Vote of Security Holders          16

     Item 6. Exhibits and Reports on Form 8-K                             17


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED
(In thousands, except share data)

                                                                                    June 30,      December 31,
                                                                                      2000            1999
                                                                                  ------------    -------------
ASSETS
Current assets:
      Cash and cash equivalents                                                    $    93,920    $    97,267
      Restricted cash                                                                    4,733           --
      Accounts receivable, less allowances of
         $34,836 (1999-$36,883)                                                        426,597        422,283
      Unbilled receivables                                                              18,965         18,450
      Inventories                                                                      134,602        120,280
      Deferred income tax benefits                                                      18,339         17,336
      Other current assets                                                              77,767         76,729
                                                                                    ----------     ----------
             Total current assets                                                      774,923        752,345

Properties and equipment, at cost less accumulated
      depreciation of $121,304 (1999-$106,022)                                         159,709        162,133
Goodwill, less accumulated amortization
      of $99,439 (1999-$83,243)                                                      1,178,801      1,188,941
Other assets                                                                            64,364         64,554
                                                                                    ----------     ----------
      Total assets                                                                 $ 2,177,797    $ 2,167,973
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                             $   103,449    $   108,189
      Amounts payable pursuant to acquisition agreements                                 5,140          9,053
      Current bank debt                                                                 67,043         77,413
      Accrued employee compensation                                                     32,698         50,498
      Deferred revenue                                                                  26,813         24,321
      Other current liabilities                                                         75,414         52,769
                                                                                    ----------     ----------
             Total current liabilities                                                 310,557        322,243

Long-term bank debt                                                                    390,830        391,944
5% convertible subordinated notes, due 2007                                            345,000        345,000
Deferred income taxes                                                                   39,185         37,360
Amounts payable pursuant to acquisition agreements                                      12,036         13,878
Other noncurrent liabilities                                                            32,054         29,168
                                                                                    ----------     ----------
             Total liabilities                                                       1,129,662      1,139,593

Stockholders' equity:
      Preferred stock-authorized 1,000,000 shares without par value; none issued
      Common stock-authorized 200,000,000 shares $1 par; 92,573,700 shares
             issued (1999-91,611,800 shares issued)                                     92,574         91,612
      Paid-in capital                                                                  691,416        684,419
      Retained earnings                                                                296,036        275,114
                                                                                    ----------     ----------
                                                                                     1,080,026      1,051,145

      Treasury stock, at cost - 404,400 shares (1999-325,500 shares)                    (7,878)        (6,950)
      Deferred compensation                                                            (21,177)       (14,098)
      Accumulated other comprehensive income                                            (2,836)        (1,717)
                                                                                    ----------     ----------
             Total stockholders' equity                                              1,048,135      1,028,380
                                                                                    ----------     ----------
             Total liabilities and stockholders' equity                            $ 2,177,797    $ 2,167,973
                                                                                   ===========    ===========



The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED
(In thousands, except per share data)





                                                   Three Months Ended       Six Months Ended
                                                       June 30,                 June 30,
                                               -----------------------  ------------------------
                                                 2000          1999        2000         1999
                                               ---------    ---------    ---------    ---------
Sales                                          $ 480,510    $ 454,645    $ 973,536    $ 900,333
Cost of sales                                    353,716      322,607      714,125      632,500
                                               ---------    ---------    ---------    ---------
Gross profit                                     126,794      132,038      259,411      267,833
Selling, general and administrative expenses      90,424       85,546      183,192      167,529
Acquisition expenses, pooling-of-interests          --            822         --            822
Restructuring and other related charges            6,150       26,713       10,428       26,713
                                               ---------    ---------    ---------    ---------
Operating income                                  30,220       18,957       65,791       72,769
Investment income                                    357          367          816          649
Interest expense                                 (13,634)     (10,848)     (26,799)     (20,829)
                                               ---------    ---------    ---------    ---------
Income before income taxes                        16,943        8,476       39,808       52,589
Income taxes                                       6,267        3,598       14,739       19,904
                                               ---------    ---------    ---------    ---------
Net income                                     $  10,676    $   4,878    $  25,069    $  32,685
                                               =========    =========    =========    =========
Earnings per share:
       Basic                                   $    0.12    $    0.05    $    0.27    $    0.36
                                               =========    =========    =========    =========
       Diluted                                 $    0.12    $    0.05    $    0.27    $    0.36
                                               =========    =========    =========    =========
Weighted average number of
    common shares outstanding:
       Basic                                      92,155       90,890       91,877       90,709
                                               =========    =========    =========    =========
       Diluted                                    92,155       91,073       91,877       90,976
                                               =========    =========    =========    =========
Comprehensive income                           $  10,283    $   4,524    $  24,364    $  31,827
                                               =========    =========    =========    =========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                      OMNICARE, INC. AND SUBSIDIARY COMPANIES
                       Consolidated Statement of Cash Flows
                                     UNAUDITED

(In thousands)                                                         Six Months Ended
                                                                           June 30,
                                                                  -------------------------
                                                                     2000         1999
                                                                   ---------    ---------
Cash flows from operating activities:
Net income                                                         $  25,069    $  32,685
Adjustments to reconcile net income to net cash
    flows from operating activities:
        Depreciation                                                  17,322       14,679
        Amortization                                                  21,518       18,055
        Provision for doubtful accounts                               12,241        8,912
        Deferred tax provision                                         2,900        2,112
        Non-cash portion of restructuring charges                      1,701        2,717
Changes in assets and liabilities, net of effects
    from acquisition of businesses:
        Accounts receivable and unbilled receivables                 (19,440)     (39,502)
        Inventories                                                  (14,578)     (23,588)
        Current and noncurrent assets                                 (1,118)     (29,213)
        Payables and accrued liabilities                               4,749       21,890
        Accrued employee compensation                                (12,363)      20,413
        Deferred revenue                                               2,492        2,923
        Current and noncurrent liabilities                            19,212       (1,364)
                                                                   ---------    ---------
                    Net cash flows from operating activities          59,705       30,719
                                                                   ---------    ---------
Cash flows from investing activities:
    Acquisition of businesses                                        (25,662)    (125,713)
    Capital expenditures                                             (16,224)     (33,335)
    Transfer of cash to trusts for employee health and severance
        costs, net of payments out of the trust                       (4,733)        --
    Other                                                                200         (775)
                                                                   ---------    ---------
                    Net cash flows from investing activities         (46,419)    (159,823)
                                                                   ---------    ---------
Cash flows from financing activities:
    Borrowings on line of credit facilities                             --        170,000
    Payments on line of credit facilities                            (10,000)        --
    Principal payments on long-term obligations                       (1,528)      (1,526)
    (Payments) for and proceeds from exercise of stock options
        and warrants, net of stock tendered in payment                  (756)      (2,102)
    Dividends paid                                                    (4,147)      (4,094)
                                                                   ---------    ---------
                    Net cash flows from financing activities         (16,431)     162,278
                                                                   ---------    ---------
Effect of exchange rate changes on cash                                 (202)       1,087
                                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents                  (3,347)      34,261
Cash and cash equivalents at beginning of period                      97,267       54,312
                                                                   ---------    ---------
Cash and cash equivalents at end of period                         $  93,920    $  88,573
                                                                   =========    =========

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid, net                                  $  (5,713)   $  25,343
Interest paid                                                         25,467       21,322



The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



1. The interim financial data are unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data include all adjustments (which include only normal adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

     The table below presents information about the reportable segments as of and for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                                                             Three Months Ended June 30,
                                                            ------------------------------------------------------------
                                                                                             Corporate
                                                                Pharmacy        CRO             and        Consolidated
2000:                                                           Services      Services     Consolidating      Totals
------------------------------------------------------------------------------------------------------------------------
Sales                                                        $   452,924    $    27,586    $      --      $   480,510
Depreciation and amortization                                     17,806          1,027            295         19,128
Operating income (expense), excluding restructuring and
   other related charges                                          43,003          1,042         (7,675)        36,370
Restructuring and other related charges                           (4,324)        (1,826)          --           (6,150)
Operating income (expense)                                        38,679           (784)        (7,675)        30,220
Total assets                                                   1,947,884        119,214        110,699      2,177,797
Expenditures for additions to long-lived assets                    6,355          1,090            335          7,780
------------------------------------------------------------------------------------------------------------------------
1999:
------------------------------------------------------------------------------------------------------------------------
Sales                                                        $   419,142    $    35,503    $      --      $   454,645
Depreciation and amortization                                     15,206          1,531            262         16,999
Operating income (expense), excluding acquisition expenses
   and restructuring and other related charges                    47,973          4,731         (6,212)        46,492
Acquisition expenses                                                (822)          --             --             (822)
Restructuring and other related charges                          (23,983)        (2,730)          --          (26,713)
Operating income (expense)                                        23,168          2,001         (6,212)        18,957
Total assets                                                   1,882,437        121,712        141,075      2,145,224
Expenditures for additions to long-lived assets                   16,371            985            996         18,352
------------------------------------------------------------------------------------------------------------------------


                                                                              Six Months Ended June 30,
                                                            ------------------------------------------------------------
                                                                                             Corporate
                                                                Pharmacy        CRO             and        Consolidated
2000:                                                           Services      Services     Consolidating      Totals
------------------------------------------------------------------------------------------------------------------------
Sales                                                     $   913,870    $    59,666    $      --      $   973,536
Depreciation and amortization                                  36,271          2,032            537         38,840
Operating income (expense), excluding restructuring and
  other related charges                                        86,344          3,774        (13,899)        76,219
Restructuring and other related charges                        (8,602)        (1,826)          --          (10,428)
Operating income (expense)                                     77,742          1,948        (13,899)        65,791
Total assets                                                1,947,884        119,214        110,699      2,177,797
Expenditures for additions to long-lived assets                13,733          2,103            388         16,224
------------------------------------------------------------------------------------------------------------------------
1999:
------------------------------------------------------------------------------------------------------------------------
Sales                                                     $   830,852    $    69,481    $      --      $   900,333
Depreciation and amortization                                  29,176          3,107            451         32,734
Operating income (expense), excluding acquisition
  expenses and restructuring and other related charges        103,461          9,155        (12,312)       100,304
Acquisition expenses                                             (822)          --             --             (822)
Restructuring and other related charges                       (23,983)        (2,730)          --          (26,713)
Operating income (expense)                                     78,656          6,425        (12,312)        72,769
Total assets                                                1,882,437        121,712        141,075      2,145,224
Expenditures for additions to long-lived assets                29,446          1,553          2,336         33,335
------------------------------------------------------------------------------------------------------------------------



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

     In connection with this program, Omnicare has recorded a total of $45,822,000 ($29,267,000 after taxes) for restructuring and other related charges, of which $6,150,000 ($3,874,000 after taxes) and $10,428,000
($6,569,000 after taxes) were recorded during the three and six months ended June 30, 2000, respectively. Additional charges of this nature are expected to be incurred and expensed during the remainder of 2000, at such time the amounts are required to be recognized per generally accepted accounting principles. The restructuring charges include severance pay, the buy-out of current employment agreements, the buy-out of lease obligations, the write-off of other assets (representing $5,899,000 of pretax non-cash items, cumulative through June 30, 2000) and facility exit costs. The other related charges are primarily comprised of consulting fees and duplicate costs associated with the program. Details of the restructuring and other related charges relating to the productivity and consolidation program follow (in thousands):


                                                   Utilized as of  Balance at
                                           1999      December 31,  December 31,
                                         Provision      1999          1999
                                        ----------    ---------    -----------
Restructuring charges:
   Employee severance                    $ 12,178     $ (3,717)     $  8,461
   Employment agreement buy-outs            6,740       (3,377)        3,363
   Lease terminations                       5,612       (1,089)        4,523
   Other assets and facility exit costs     8,310       (6,662)        1,648
                                         --------     --------      --------
      Total restructuring charges          32,840     $(14,845)     $ 17,995
                                                      ========      ========
Other related charges                       2,554
                                         --------
      Total restructuring and other
      related charges                    $ 35,394
                                         ========



                                        Six Months Ended  Utilized During
                                         June 30, 2000    Six Months Ended     Balance at
                                           Provision        June 30, 2000    June 30, 2000
                                           ---------      --------------    ---------------
Restructuring charges:
   Employee severance                       $  1,574          $ (3,712)     $  6,323
   Employment agreement buy-outs                 288            (1,502)        2,149
   Lease terminations                            177              (757)        3,943
   Other assets and facility exit costs        5,188            (4,504)        2,332
                                            --------          --------      --------
      Total restructuring charges              7,227          $(10,475)     $ 14,747
                                                              ========      ========
Other related charges                          3,201
                                            --------
      Total restructuring and other
      related charges                       $ 10,428
                                            ========


     As of June 30, 2000, the Company had incurred approximately $12.3 million of severance and other employee-related costs relating to the reduction of approximately 1,500 employees. All remaining liabilities recorded at June 30, 2000 were classified as current liabilities since the Company expects that the overall restructuring program will be completed in 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
Quarter Ended June 2000 vs. 1999

     Diluted earnings per share for the three months ended June 30, 2000 were $0.16 as compared with $0.25 earned in the prior year quarter, excluding from the periods $6,150,000 ($3,874,000 after taxes, or $0.04 per diluted share) and $27,535,000 ($17,815,000 after taxes, or $0.20 per diluted share), respectively, of restructuring and other related charges (relating to the Company's previously announced productivity and consolidation initiative) and acquisition expenses. Net income for the 2000 quarter, excluding restructuring and other related charges and acquisition expenses, was $14,550,000 versus the $22,693,000 earned in the comparable 1999 quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), on this basis, totaled $55,498,000 for the three months ended June 30, 2000 as compared with EBITDA of $63,491,000 earned in the second quarter of 1999. Net income for the second quarter of 2000 was $10,676,000 (or $0.12 per diluted share) as compared to $4,878,000 (or $0.05 per diluted share) in the same period of 1999. Sales for the three months ended June 30, 2000 rose to $480,510,000 from the $454,645,000 recorded in the comparable prior year period.

     The increase in the Company's sales represents the cumulative effect of its acquisitions of long-term care pharmacy providers in 1999 and the internal growth of the pharmacy services business. Internal growth resulted primarily from the efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts and drug price inflation.

     The reduction in earnings primarily reflects the difficult operating environment in the long-term care industry originating as a result of the implementation of the federal government's Prospective Payment System ("PPS") for Medicare residents of skilled nursing facilities ("SNFs"). Because of the substantial reduction in reimbursement for skilled nursing facilities brought about by PPS, Omnicare experienced PPS-related pricing pressure from its skilled nursing facility customers late in 1998, and to a greater extent in 1999. Moreover, the increasing reluctance on the part of skilled nursing facilities to admit Medicare residents, particularly those requiring complex care, owing to concerns relating to the adequacy of reimbursement under PPS caused a significant weakening in Medicare census in many areas, primarily during the second quarter of 1999 and thereafter. Also, for many skilled nursing facilities, the average length of stay for Medicare residents decreased. These factors had the effect of significantly reducing overall occupancy in the facilities Omnicare serves. Additionally, the mix of residents in skilled nursing facilities adversely affected Omnicare's results as these facilities attempted to avoid high acuity patients, which impacts overall utilization of drugs. Reimbursement concerns have increasingly driven many nursing facilities to admit residents funded by payors other than Medicare. Although these trends appeared to be stabilizing in the first half of 2000, they had an unfavorable impact on the year-to-year comparison of sales, profit margins and net income.

     The impact of the implementation of PPS for Medicare residents in SNFs, specifically lower reimbursement which has led to lower occupancy and acuity levels, has continued to weaken the financial condition of many SNFs. Congress attempted to remedy this situation by enacting the Balanced Budget Refinement Act ("BBRA"), which was intended to provide a temporary increase in reimbursement rates, particularly for higher acuity residents, to be effective April 1, 2000. However, many of Omnicare's customers reported that payments at these new rates had not been received during the second quarter, exacerbating already severe cash flow problems in some facilities. It was therefore necessary for Omnicare to apply more stringent standards in accepting new business, and to continue aggressively withdrawing from uneconomic accounts and those with an unstable financial condition, which served to offset the addition of new accounts during the second quarter of 2000 and had a dampening effect on sales growth. The number of residents served at June 30, 2000 was 629,000 as compared to 625,000 served one year earlier.

     Omnicare's CRO Services segment recorded sales of $27,586,000 during the second quarter of 2000 as compared to $35,503,000 recorded in the same prior year period, representing a decline of $7,917,000. This decline was primarily the result of delays in decision making by pharmaceutical manufacturers in commencing clinical studies, relating in part to merger activities, as well as the cancellation of planned projects prior to commencement. Operating profit for the second quarter of 2000, excluding restructuring and other related charges from both periods, was $1,042,000, a decline of $3,689,000 in comparison to the same prior year quarter operating profit of $4,731,000, owing primarily to the volatility in sales arising from the aforementioned factors.

     Gross profit as a percentage of sales decreased to 26.4% in 2000 from 29.0% in 1999, representing an overall decline of $5,244,000 to $126,794,000 in the 2000 period. The positive impact on gross profit relating to the Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies and benefits realized from the Company's formulary compliance program and productivity and consolidation initiative were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment and the less favorable performance of the CRO Services segment.

     Selling, general and administrative ("operating") expenses for the quarter ended June 30, 2000 increased $4,878,000 to $90,424,000 as compared to 1999 due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 18.8% in 2000 were flat with the comparable prior year period. Operating expenses for the second quarter of 2000 were unfavorably impacted as compared to the same prior year period due to an increase in estimated retirement expense as a result of the modification of one of the Company's retirement plans, causing an increase of approximately 0.3 percentage points of sales. This increase in operating expenses was offset, on a percentage of sales basis, by the favorable impact of the Company's productivity and consolidation program.

     In 1999, the Company announced its commitment to the implementation of a company-wide productivity and consolidation program to take place over the remainder of 1999 and 2000. This initiative is intended to gain maximum benefit from the Company's acquisition program and to respond to changes in the healthcare industry. The program is designed to eliminate redundant efforts, simplify work processes and apply technology to maximize employee productivity and standardize operations around best practices. This will be achieved by reconfiguring the roster of pharmacies and other operating locations through consolidation/relocation of approximately 44 facilities, the closing of approximately 20 sites and the creation of nine new sites. The plan is designed to result in the reduction of the Company's work force by 15%, or approximately 1,700 full- and part-time employees, and annualized pretax savings of $46 million upon completion. In connection with this program, the Company recorded pretax restructuring and other related expenses of $6,150,000 in the second quarter of 2000, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets and facility exit costs, and other related charges.

     Investment income for the three months ended June 30, 2000 was relatively consistent with the same period of 1999.

     Interest expense during the three months ended June 30, 2000 was $13,634,000, an increase of $2,786,000 versus the comparable prior year period primarily due to the full-quarter impact in 2000 of interest expense associated with a $110 million increase (offset in part by subsequent repayments aggregating $20 million) in borrowings under the Company's line of credit facilities during the second quarter of 1999, as well as an increase in interest rates in the second quarter of 2000 as compared to the same period in the prior year. The increases in the Company's line of credit borrowings in 1999 were primarily attributable to the Company's acquisition program.

     The decrease in the effective tax rate to 37.0% in the second quarter of 2000 from 42.4% in the comparable prior year quarter is primarily attributable to the existence of nondeductible acquisition expenses in the prior year quarter relating to a pooling-of-interests transaction, whereas no such transaction existed in the second quarter of 2000. The effective tax rates in the 2000 and 1999 second quarters are higher than the statutory rate primarily due to state and local income taxes and the previously mentioned nondeductible acquisition costs.

Year-to-Date June 2000 vs. 1999

     Diluted earnings per share for the six months ended June 30, 2000 were $0.34 as compared with $0.56 earned in the first half of 1999, excluding from the periods $10,428,000 ($6,569,000 after taxes, or $0.07 per diluted share) and $27,535,000 ($17,815,000 after taxes, or $0.20 per diluted share), respectively, of restructuring and other related charges (relating to the Company's previously announced productivity and consolidation initiative) and acquisition expenses. Net income for the first half of 2000, excluding restructuring and other related charges and acquisition expenses, was $31,638,000 versus the $50,500,000 earned in the comparable 1999 period. EBITDA, on this basis, totaled $115,059,000 for the first half of 2000 as compared with EBITDA of $133,038,000 earned in the same 1999 period. Net income for the first half of 2000 was $25,069,000 (or $0.27 per diluted share) as compared to $32,685,000 (or $0.36 per diluted share) in the same period of 1999. Sales for the six months ended June 30, 2000 increased to $973,536,000 from the $900,333,000 recorded in the comparable prior year period.

     The increase in the Company's sales represents the cumulative effect of its acquisitions of long-term care pharmacy providers in 1999 and the internal growth of the pharmacy services business. These favorable factors were partially offset by the previously discussed unfavorable impact of PPS, which had the overall impact of reducing earnings on a year over year basis.

     Omnicare's CRO Services segment recorded sales of $59,666,000 during the six months ended June 30, 2000 as compared to $69,481,000 recorded in the same prior year period, representing a decline of $9,815,000. This decline was primarily the result of delays in decision making by pharmaceutical manufacturers in commencing clinical studies, relating in part to merger activities, as well as the cancellation of planned projects prior to commencement. Operating profit for the six month period, excluding restructuring and other related charges from both periods, was $3,774,000, a decline of $5,381,000 in comparison to the same prior year period operating profit of $9,155,000, owing primarily to the volatility in sales arising from the aforementioned factors.

     Gross profit as a percentage of sales decreased to 26.6% in 2000 from 29.7% in 1999, representing an overall decline of $8,422,000 to $259,411,000 in the period. The positive impact on gross profit relating to the Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies and benefits realized from the Company's formulary compliance program and productivity and consolidation initiative were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment and the less favorable performance of the CRO Services segment.

     Operating expenses for the six months ended June 30, 2000 increased $15,663,000 to $183,192,000 as compared to 1999 due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 18.8% in 2000 were higher than the 18.6% experienced in the comparable prior year period. Unfavorably impacting the year-to-year comparison was an increase in the Company's provision for doubtful accounts brought about by a deterioration in the financial condition of certain skilled nursing facility clients as a result, in part, of the impact of PPS on their business, accounting for an increase of approximately 0.3 percentage points of sales. Operating expenses for the first half of 2000 were also unfavorably impacted as compared to the same prior year period due to an increase in estimated retirement expense as a result of the aforementioned modification of a retirement plan, causing an additional increase of approximately 0.3 percentage points of sales. These increases in operating expenses were partially offset, on a percentage of sales basis, by the favorable impact of the Company's productivity and consolidation program.

     In connection with the productivity and consolidation program which the Company commenced in 1999, Omnicare recorded pretax restructuring and other related expenses of

$10,428,000 during the first half of 2000, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets and facility exit costs, and other related charges.

     Investment income for the six months ended June 30, 2000 was relatively consistent with the same period of 1999.

     Interest expense during the six months ended June 30, 2000 was $26,799,000, an increase of $5,970,000 versus the comparable prior year period primarily due to the full-period impact of interest expense associated with a $170 million increase (offset in part by subsequent repayments aggregating $20 million) in borrowings under the Company's line of credit facilities during the first half of 1999, as well as an increase in interest rates in the first half of 2000 as compared to the same period in the prior year. The increases in the Company's line of credit borrowings in 1999 were primarily attributable to the Company's acquisition program.

     The decrease in the effective tax rate to 37.0% during the first half of 2000 from 37.8% in the comparable prior year period is primarily attributable to the existence of nondeductible acquisition expenses in the prior year period relating to a pooling-of-interests transaction, whereas no such transaction existed in the first half of 2000. The effective tax rates in 2000 and 1999 periods are higher than the statutory rate primarily due to state and local income taxes and the previously mentioned nondeductible acquisition costs.

Liquidity and Capital Resources

     Cash and cash equivalents (including restricted cash) at June 30, 2000 were $98.7 million compared to $97.3 million at December 31, 1999. In October 1996, the Company entered into a five-year agreement with a consortium of sixteen banks for a $400 million revolving credit facility available through October 2001. The total amount outstanding under this facility as of June 30, 2000 was $390 million. Interest rates and commitment fees for the five-year, $400 million line of credit facility are based on the Company's level of performance under certain financial ratios, debt covenants and the amount of borrowings under the line of credit. In 1998, the Company amended this five-year, $400 million line of credit to permit an additional 364-day, $400 million line of credit, which is convertible at maturity into a one-year term loan. During 1999, Omnicare renewed this 364-day, $400 million revolving line of credit facility through September 2000. The amount outstanding at June 30, 2000 under the 364-day facility was $65 million. Interest rates and commitment fees under the 364-day, $400 million line of credit facility are based on the Company's debt ratings. The Company expects that this credit line will be renewed upon its maturity. The Company generated positive net cash flows from operating activities of approximately $60 million during the six months ended June 30, 2000, which was used primarily for acquisition-related payments (including amounts payable pursuant to acquisition agreements relating to pre-2000 acquisitions), capital expenditures, debt repayment and dividends. Improved management of working capital significantly contributed to the favorable operating cash flow results through June 30, 2000.

     The Company's capital requirements are primarily related to its acquisition program and, to a lesser extent, capital expenditures, including those related to investments in the Company's information technology systems. There are no material commitments outstanding at June 30,

2000, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

     The Company's current ratio at June 30, 2000 and December 31, 1999 was 2.5 to 1.0 and 2.3 to 1.0, respectively. The increase in the current ratio is primarily attributable to an increase in working capital combined with a $10 million reduction in current bank debt during the first half of 2000.

     On February 2, 2000, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share in 2000. Dividends of $ 4.1 million paid during the six months ended June 30, 2000 were consistent with those paid in the comparable prior year period.

     The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

     In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's acquisition program, internal growth trends, Omnicare's operating environment, the impact of PPS, nursing home admission and occupancy trends, census and length of stay trends, the impact of delayed decision-making and project cancellation by pharmaceutical manufacturers, purchasing leverage, the leveraging of costs, the formulary compliance program, the impact of the financial condition of skilled nursing facilities on Omnicare's performance, the impact of implementation of higher reimbursement rates under BBRA, the impact of the productivity and consolidation program, the Company's capital requirements, expectations concerning the renewal of the Company's 364-day credit facility and the adequacy and availability of Omnicare's sources of liquidity and capital. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions, the ability to assess and react to the financial condition of customers, the impact of seasonality on the business of Omnicare, the successful integration of acquired companies, the effect of new government regulation and/or legislative initiatives including those relating to reimbursement and drug pricing policies and in the interpretation and application of such policies, the failure of Omnicare to obtain or maintain required regulatory approvals or licenses, loss or delay of CRO contracts for regulatory or other reasons, the ability to implement the productivity and consolidation program and to realize anticipated benefits, the impact and pace of technological advances, the ability to obtain or maintain rights to data, technology and other intellectual property, the impact of consolidation in the pharmaceutical industry, changes in tax law and regulation, trends for the continued growth of the businesses of Omnicare, volatility in Omnicare's stock price, the demand for Omnicare's products and services, pricing and other competitive factors in the industry and variations in costs or expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

     The Company's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at June 30, 2000 include $390 million outstanding under its five-year, $400 million variable-rate revolving line of credit facility at an approximate average rate of 7.8% at June 30, 2000 (a one-hundred basis point change in interest rates would impact interest expense by approximately $1.0 million per quarter), $65 million outstanding under its 364-day, $400 million variable-rate revolving line of credit facility at an approximate average rate of 7.2% at June 30, 2000 (a one-hundred basis point change in interest rates would impact interest expense by approximately $0.2 million per quarter) and $345 million outstanding under convertible subordinated notes due in 2007, which accrue interest at a fixed rate of 5%. The fair value of the Company's debt obligations approximates their carrying value.

PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  Omnicare held its Annual Meeting of Stockholders on May 15, 2000.

     (b) The names of each director elected at this Annual Meeting are as follows:

          Edward L. Hutton                           Patrick E. Keefe
          Joel F. Gemunder                           Sandra E. Laney
          Charles H. Erhart, Jr.                     Andrea R. Lindell, DNSc, RN
          Mary Lou Fox                               Sheldon Margen, M.D.
          David W. Froesel, Jr.                      Kevin J. McNamara
          Cheryl D. Hodges                           John H. Timoney
          Thomas C. Hutton

          With respect to the election of directors, the number of votes cast for each nominee was as follows:


                                               Votes For        Votes Withheld

          E. L. Hutton                         75,618,538         2,372,337
          J. F. Gemunder                       75,647,449         2,343,426
          C. H. Erhart, Jr.                    75,960,236         2,030,639
          M. L. Fox                            75,644,585         2,346,590
          D. W. Froesel, Jr.                   75,662,248         2,328,627
          C. D. Hodges                         75,660,369         2,330,506
          T. C. Hutton                         75,652,406         2,338,469
          P. E. Keefe                          75,664,318         2,326,557
          S. E. Laney                          75,991,061         1,999,814
          A. R. Lindell, DNSc, RN              75,993,291         1,997,584
          S. Margen, M.D.                      75,991,767         1,999,108
          K. J. McNamara                       75,645,254         2,345,621
          J. H. Timoney                        75,995,063         1,995,812

     (c) The Stockholders ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the 2000 year. A total of 77,469,691 votes were cast in favor of the proposal, 293,482 votes were cast against it, 227,702 votes abstained and there were no Broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit
          Number                             Exhibit

          11                        Computation of Earnings Per Common Share

          27                        Financial Data Schedule


     (b)  Reports on Form 8-K

          The Company filed a Form 8-K on June 27, 2000 to report its preliminary estimate of second quarter 2000 operating results.

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


Date     August 14, 2000                      By: /s/ David W. Froesel, Jr.
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

The registered trademark symbol shall be expressed as........................'r'