Form 10-Q
period 2000-09-30
OMNICARE INC
filed 2000-11-13
CIK 353230

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2000
                          Commission File Number 1-8269

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

          2)   has been subject to such filing requirement for the past 90 days.

Yes    x         No
     ----           ----

COMMON STOCK OUTSTANDING
------------------------


                                                Number of
                                                  Shares                   Date
                                                 ------                    ----
Common Stock, $1 par value                      92,136,863           September 30, 2000


                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES

                                      INDEX
                                      -----

                                                                                          PAGE
                                                                                          ----
Part I.           Financial Information:

         Item 1.       Financial Statements

                           Consolidated Balance Sheet -
                                    September 30, 2000 and December 31, 1999                3

                           Consolidated Statement of Income -
                                    Three and nine months ended -
                                    September 30, 2000 and 1999                             4

                           Consolidated Statement of Cash Flows -
                                    Nine months ended -
                                    September 30, 2000 and 1999                             5

                           Notes to Consolidated Financial Statements                       6

         Item 2.       Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                                   9

         Item 3.       Quantitative and Qualitative Disclosures About Market Risk          15


Part II.          Other Information:

         Item 6.       Exhibits and Reports on Form 8-K                                    16


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED

(In thousands, except share data)


                                                                                         September 30,          December 31,
                                                                                              2000                  1999
                                                                                         -------------          ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                           $  124,368            $   97,267
      Restricted cash                                                                          5,117                     -
      Accounts receivable, less allowances of
         $36,455 (1999-$36,883)                                                              422,220               422,283
      Unbilled receivables                                                                    16,525                18,450
      Inventories                                                                            125,981               120,280
      Deferred income tax benefits                                                            13,059                17,336
      Other current assets                                                                    84,929                76,729
                                                                                          ----------            ----------
             Total current assets                                                            792,199               752,345

Properties and equipment, at cost less accumulated
      depreciation of $126,170 (1999-$106,022)                                               159,898               162,133
Goodwill, less accumulated amortization
      of $108,222 (1999-$83,243)                                                           1,171,148             1,188,941
Other noncurrent assets                                                                       73,065                64,554
                                                                                          ----------            ----------
      Total assets                                                                        $2,196,310            $2,167,973
                                                                                          ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                    $  111,882            $  108,189
      Amounts payable pursuant to acquisition agreements                                       4,774                 9,053
      Current bank debt                                                                       56,749                77,413
      Accrued employee compensation                                                           26,120                50,498
      Deferred revenue                                                                        27,573                24,321
      Other current liabilities                                                               93,385                52,769
                                                                                          ----------            ----------
             Total current liabilities                                                       320,483               322,243

Long-term bank debt                                                                          390,628               391,944
5% convertible subordinated notes, due 2007                                                  345,000               345,000
Deferred income taxes                                                                         38,277                37,360
Amounts payable pursuant to acquisition agreements                                            11,996                13,878
Other noncurrent liabilities                                                                  30,778                29,168
                                                                                          ----------            ----------
             Total liabilities                                                             1,137,162             1,139,593

Stockholders' equity:
      Preferred stock-authorized 1,000,000 shares without par value; none issued
      Common stock-authorized 200,000,000 shares $1 par; 92,579,700 shares
             issued (1999-91,611,800 shares issued)                                           92,580                91,612
      Paid-in capital                                                                        691,410               684,419
      Retained earnings                                                                      307,471               275,114
                                                                                          ----------            ----------
                                                                                           1,091,461             1,051,145

      Treasury stock, at cost - 442,800 shares (1999-325,500 shares)                          (8,780)               (6,950)
      Deferred compensation                                                                  (19,953)              (14,098)
      Accumulated other comprehensive income                                                  (3,580)               (1,717)
                                                                                          ----------            ----------
             Total stockholders' equity                                                    1,059,148             1,028,380
                                                                                          ----------            ----------
             Total liabilities and stockholders' equity                                   $2,196,310            $2,167,973
                                                                                          ==========            ==========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)

                                                             Three Months Ended                        Nine Months Ended
                                                               September 30,                             September 30,
                                                        ---------------------------             -------------------------------
                                                         2000                1999                 2000                  1999
                                                         ----                ----                 ----                  ----
Sales                                                  $491,262            $474,007            $1,464,798            $1,374,340
Cost of sales                                           361,141             348,007             1,075,266               980,507
                                                       --------            --------            ----------            ----------

Gross profit                                            130,121             126,000               389,532               393,833
Selling, general and administrative expenses             90,687              90,888               273,879               258,417
Acquisition expenses, pooling-of-interests                    -                (877)                    -                   (55)
Restructuring and other related charges                   4,263               2,144                14,691                28,857
                                                       --------            --------            ----------            ----------

Operating income                                         35,171              33,845               100,962               106,614
Investment income                                           472                 266                 1,288                   915
Interest expense                                        (14,204)            (12,629)              (41,003)              (33,458)
                                                       --------            --------            ----------            ----------

Income before income taxes                               21,439              21,482                61,247                74,071
Income taxes                                              7,930               7,538                22,669                27,442
                                                       --------            --------            ----------            ----------

Net income                                             $ 13,509            $ 13,944            $   38,578            $   46,629
                                                       ========            ========            ==========            ==========
Earnings per share:
       Basic                                           $   0.15            $   0.15            $     0.42            $     0.51
                                                       ========            ========            ==========            ==========
       Diluted                                         $   0.15            $   0.15            $     0.42            $     0.51
                                                       ========            ========            ==========            ==========
Weighted average number of common shares outstanding:

       Basic                                             92,160              91,276                91,972                90,900
                                                       ========            ========            ==========            ==========
       Diluted                                           92,160              91,276                91,972                91,175
                                                       ========            ========            ==========            ==========
Comprehensive income                                   $ 13,040            $ 14,083            $   37,404            $   45,910
                                                       ========            ========            ==========            ==========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED

(In thousands)                                                                     Nine Months Ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                 2000             1999
                                                                            ---------------  ---------------
Cash flows from operating activities:
Net income                                                                        $ 38,578         $ 46,629
Adjustments to reconcile net income to net cash
    flows from operating activities:
        Depreciation                                                                24,538           23,396
        Amortization                                                                31,416           27,594
        Provision for doubtful accounts                                             19,591           15,581
        Deferred tax provision                                                       6,508           14,598
        Non-cash portion of restructuring charges                                    1,860            3,489
Changes in assets and liabilities, net of effects from acquisition of businesses:

        Accounts receivable and unbilled receivables                               (16,607)         (57,593)
        Inventories                                                                 (5,772)         (13,076)
        Current and noncurrent assets                                              (14,537)         (36,557)
        Payables and accrued liabilities                                            23,734           17,134
        Accrued employee compensation                                              (18,762)          18,603
        Deferred revenue                                                             3,252              396
        Current and noncurrent liabilities                                          24,290            3,530
                                                                                 ---------         --------
                     Net cash flows from operating activities                      118,089           63,724
                                                                                 ---------         --------

Cash flows from investing activities:
    Acquisition of businesses                                                      (31,973)        (135,652)
    Capital expenditures                                                           (24,772)         (48,369)
    Transfer of cash to trusts for employee health and severance
        costs, net of payments out of the trust                                     (5,117)              --
    Other                                                                              320             (749)
                                                                                 ---------         --------
                     Net cash flows from investing activities                      (61,542)        (184,770)
                                                                                 ---------         --------

Cash flows from financing activities:
    Borrowings on line of credit facilities                                             --          170,000
    Payments on line of credit facilities                                          (20,000)              --
    Principal payments on long-term obligations                                     (1,717)          (2,209)
    Fees paid for financing arrangements                                              (629)            (580)
    (Payments) for and proceeds from exercise of stock options
        and warrants, net of stock tendered in payment                                (722)          (2,148)
    Dividends paid                                                                  (6,221)          (6,148)
                                                                                 ---------         --------
                     Net cash flows from financing activities                      (29,289)         158,915
                                                                                 ---------         --------

Effect of exchange rate changes on cash                                               (157)           1,451
                                                                                 ---------         --------
Net increase in cash and cash equivalents                                           27,101           39,320
Cash and cash equivalents at beginning of period                                    97,267           54,312
                                                                                 ---------         --------
Cash and cash equivalents at end of period                                       $ 124,368         $ 93,632
                                                                                 =========         ========

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid, net                                                 $ (7,512)        $ 17,408
Interest paid                                                                       35,822           27,933

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

         The table below presents information about the reportable segments as of and for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                                                           Three Months Ended September 30,
                                                           --------------------------------------------------------------------
                                                                                                Corporate
                                                               Pharmacy          CRO               and         Consolidated
2000:                                                          Services        Services       Consolidating       Totals
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                          $ 464,944       $ 26,318         $      --         $ 491,262
Depreciation and amortization                                     16,006            802               306            17,114
Operating income (expense), excluding restructuring and
   other related charges                                          45,026          1,246            (6,838)           39,434
Restructuring and other related charges                           (2,326)        (1,937)               --            (4,263)
Operating income (expense)                                        42,700           (691)           (6,838)           35,171
Total assets                                                   1,928,731        122,653           144,926         2,196,310
Expenditures for additions to long-lived assets                    6,557            813             1,178             8,548
----------------------------------------------------------------------------------------------------------------------------

1999:
----------------------------------------------------------------------------------------------------------------------------
Sales                                                          $ 440,608       $ 33,399         $      --         $ 474,007
Depreciation and amortization                                     16,552          1,412               292            18,256
Operating income (expense), excluding acquisition expenses
   and restructuring and other related charges                    37,695          3,663            (6,246)           35,112
Acquisition (expenses) income                                      1,174           (297)               --               877
Restructuring and other related charges                           (2,040)          (104)               --            (2,144)
Operating income (expense)                                        36,829          3,262            (6,246)           33,845
Total assets                                                   1,900,127        122,313           141,799         2,164,239
Expenditures for additions to long-lived assets                   13,532            991               511            15,034
----------------------------------------------------------------------------------------------------------------------------

                                                                              Nine Months Ended September 30,
                                                               --------------------------------------------------------------
                                                                                                Corporate
                                                                 Pharmacy          CRO             and           Consolidated
2000:                                                            Services        Services      Consolidating        Totals
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                          $ 1,378,814      $ 85,984        $      -         $ 1,464,798
Depreciation and amortization                                       52,277         2,834             843              55,954
Operating income (expense), excluding restructuring and
  other related charges                                            131,370         5,020         (20,737)            115,653
Restructuring and other related charges                            (10,928)       (3,763)              -             (14,691)
Operating income (expense)                                         120,442         1,257         (20,737)            100,962
Total assets                                                     1,928,731       122,653         144,926           2,196,310
Expenditures for additions to long-lived assets                     20,290         2,916           1,566              24,772
-----------------------------------------------------------------------------------------------------------------------------

1999:
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                          $ 1,271,460      $102,880        $      -         $ 1,374,340
Depreciation and amortization                                       45,728         4,519             743              50,990
Operating income (expense), excluding acquisition expenses
   and restructuring and other related charges                     141,156        12,818         (18,558)            135,416
Acquisition (expenses) income                                          352          (297)              -                  55
Restructuring and other related charges                            (26,023)       (2,834)              -             (28,857)
Operating income (expense)                                         115,485         9,687         (18,558)            106,614
Total assets                                                     1,900,127       122,313         141,799           2,164,239
Expenditures for additions to long-lived assets                     42,978         2,544           2,847              48,369
-----------------------------------------------------------------------------------------------------------------------------


3. In the second quarter of 1999, the Company announced a comprehensive restructuring plan to streamline company-wide operations through the implementation of a productivity and consolidation program. This program is in response to the recent changes in the healthcare industry and complements Omnicare's ability to gain maximum benefits from its acquisition program. The productivity and consolidation initiatives are expected to eliminate redundant efforts, simplify work processes and apply technology to maximize employee productivity, and standardize operations around best practices. Facilities in overlapping geographic territories are being consolidated to better align pharmacies around customers, to improve efficiency and enhance the Company's ability to deliver innovative services and programs to its customers. Productivity initiatives are being introduced at the majority of the Company's pharmacy and other operating locations, which totaled approximately 220 sites at the commencement of the program. As part of the initiative, the roster of pharmacies and other operating locations is being reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 55 locations. The plan is designed to result in the reduction of the Company's work force by 15%, or approximately 1,700 full- and part-time employees, and annualized pretax savings of approximately $46 million upon completion.

         In connection with this program, Omnicare has recorded a total of $50,085,000 ($31,953,000 after taxes) for restructuring and other related charges, of which $4,263,000 ($2,686,000 after taxes) and $14,691,000
($9,255,000 after taxes) were recorded during the three and nine months ended September 30, 2000, respectively. Additional charges of this nature are expected to be incurred and expensed during the remainder of 2000, at such time the amounts are required to be recognized per generally accepted accounting principles. The restructuring charges include severance pay, the buy-out of current employment agreements, the buy-out of lease obligations, the write-off of other assets (representing $6,058,000 of pretax non-cash items, cumulative through September 30, 2000) and facility exit costs. The other related charges are primarily comprised of consulting fees and duplicate costs associated with the program. Details of the restructuring and other related charges relating to the productivity and consolidation program follow (in thousands):




                                                   Utilized as of   Balance at
                                           1999     December 31,   December 31,
                                        Provision       1999          1999
                                        ---------  --------------  ------------

Restructuring charges:
   Employee severance                   $  12,178  $       (3,717) $      8,461
   Employment agreement buy-outs            6,740          (3,377)        3,363
   Lease terminations                       5,612          (1,089)        4,523
   Other assets and facility exit costs     8,310          (6,662)        1,648
                                        ---------  --------------  ------------
      Total restructuring charges          32,840  $      (14,845) $     17,995
                                                    ==============  ============
Other related charges                       2,554
                                        ---------
      Total restructuring and other
      related charges                   $  35,394
                                        =========


                                         Nine Months    Utilized During
                                            Ended         Nine Months
                                         September 30,       Ended         Balance at
                                             2000         September 30,   September 30,
                                         Provision          2000            2000
                                        -------------   ---------------  --------------

Restructuring charges:
   Employee severance                   $       1,326   $        (5,785) $       4,002
   Employment agreement buy-outs                  131            (2,286)         1,208
   Lease terminations                             435            (2,205)         2,753
   Other assets and facility exit costs         7,922            (6,785)         2,785
                                        -------------   ---------------  -------------
      Total restructuring charges               9,814   $       (17,061) $      10,748
                                                        =============== =============
Other related charges                           4,877
                                        -------------
      Total restructuring and other
      related charges                   $      14,691
                                        =============

         As of September 30, 2000, the Company had incurred approximately $15.2 million of severance and other employee-related costs relating to the reduction of approximately 1,700 employees. All remaining liabilities recorded at September 30, 2000 were classified as current liabilities since the Company expects that the overall restructuring program will be completed in 2000.

4. In October 1996, the Company entered into a five-year agreement with a consortium of sixteen banks for a $400 million revolving credit facility available through October 2001. The total amount outstanding under this facility as of September 30, 2000 was $390 million. Interest rates and commitment fees for the five-year, $400 million line of credit facility are based on the Company's level of performance under certain financial ratios, debt covenants and the amount of borrowings under this facility. In 1998, the Company amended this five-year, $400 million line of credit facility to permit an additional 364-day, $400 million line of credit facility, which is convertible at maturity into a one-year term loan. During 2000, Omnicare renewed this 364-day, revolving line of credit facility through the third quarter of 2001, at a $300 million level. The amount outstanding at September 30, 2000 under the 364-day facility was $55 million. Interest rates and commitment fees under the 364-day, $300 million line of credit facility are based on the Company's debt ratings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
Quarter Ended September 2000 vs. 1999

         Diluted earnings per share for the three months ended September 30, 2000 were $0.18 as compared with $0.16 earned in the prior year quarter, excluding from the periods $4,263,000 ($2,686,000 after taxes, or $0.03 per diluted share) and $2,144,000 ($1,351,000 after taxes, or $0.01 per diluted share), respectively, of restructuring and other related charges (relating to the Company's previously announced productivity and consolidation initiative), and the net reversal of estimated acquisition expenses relating to the finalization of prior year pooling-of-interests transactions totaling $877,000 ($962,000 after taxes, or $0.01 per share) in the third quarter of 1999. Net income for the 2000 quarter, excluding restructuring and other related charges and the net reversal of acquisition expenses, was $16,195,000 versus the $14,333,000 earned in the comparable 1999 quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), on this basis, totaled $56,548,000 for the three months ended September 30, 2000 as compared with EBITDA of $53,368,000 in the third quarter of 1999. Net income for the third quarter of 2000 was $13,509,000 (or $0.15 per diluted share) as compared to $13,944,000 (or $0.15 per diluted share) in the same period of 1999. Sales for the three months ended September 30, 2000 rose to $491,262,000 from the $474,007,000 recorded in the comparable prior year period.

         Omnicare's Pharmacy Services segment recorded sales of $464,944,000 for the third quarter, ahead of the comparable prior year quarter by $24,336,000. Operating profit (excluding restructuring and other related charges, and acquisition expenses) in this segment reached $45,026,000, also ahead of the prior year quarter amount of $37,695,000. The increase in the sales of this segment represents, in part, internal growth originating primarily from the efforts of the Company's National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts. Also contributing to the increase in sales was a modest increase in occupancy rates in many client facilities as the 2000 third quarter progressed, expansion of clinical programs and drug price inflation. Collectively, these factors led to the sales and operating profit increases in this segment.

         Omnicare's CRO Services segment recorded sales of $26,318,000 during the third quarter of 2000 as compared to $33,399,000 recorded in the same prior year period, representing a decline of $7,081,000. This decline was primarily the result of delays in decision making by pharmaceutical manufacturers in commencing clinical studies, relating in part to merger activities, as well as the cancellation of planned projects prior to commencement. Operating profit (excluding restructuring and other related charges, and acquisition expenses) in this segment for the third quarter of 2000 was $1,246,000, a decline of $2,417,000 in comparison to the same prior year quarter operating profit of $3,663,000, owing primarily to the volatility in sales arising from the aforementioned factors.

         The Company's gross profit as a percentage of sales of 26.5% in the third quarter of 2000 was relatively consistent with the comparable prior year quarter rate of 26.6%, and represented a year-to-year increase of $4,121,000 to $130,121,000. The positive impact on gross profit relating to the Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies, and benefits realized from the Company's formulary compliance program, as well as the productivity and consolidation initiative, were partially offset by the unfavorable impact of the federal government's Prospective Payment System ("PPS") for Medicare residents of skilled nursing facilities on the Pharmacy Services segment (as further explained at the year-to-date discussion below), and the aforementioned less favorable performance of the CRO Services segment.

         Omnicare's selling, general and administrative ("operating") expenses for the quarter ended September 30, 2000 of $90,687,000 were lower than the comparable prior year amount by $201,000. Operating expenses as a percentage of sales totaled 18.5% in the 2000 quarter, representing a decrease from the 19.2% experienced in the comparable prior year period. This decline is largely due to the favorable impact of the Company's productivity and consolidation program and a reduction in estimated retirement expense as a result of the modification of one of the Company's retirement plans.

         In 1999, the Company announced its commitment to the implementation of a company-wide productivity and consolidation program to take place over the remainder of 1999 and 2000. This initiative is intended to gain maximum benefit from the Company's acquisition program and to respond to changes in the healthcare industry. The program is designed to eliminate redundant efforts, simplify work processes and apply technology to maximize employee productivity and standardize operations around best practices. As part of the initiative, the roster of pharmacies and other operations locations is being reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 55 locations. The plan is designed to result in the reduction of the Company's work force by 15%, or approximately 1,700 full- and part-time employees, and annualized pretax savings of approximately $46 million upon completion. In connection with this program, the Company recorded pretax restructuring and other related expenses of $4,263,000 and $2,144,000 in the third quarters of 2000 and 1999, respectively, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets and facility exit costs, and other related charges.

         Investment income for the three months ended September 30, 2000 was $472,000, an increase of $206,000 in comparison to the same period of 1999 due to a higher average invested cash balance during the third quarter of 2000 than in the third quarter of 1999, as well as an increase in interest rates during 2000 as compared to 1999.

         Interest expense during the three months ended September 30, 2000 was $14,204,000, an increase of $1,575,000 versus the comparable prior year period, primarily due to an increase in interest rates in the third quarter of 2000 as compared to the same period in the prior year, offset in part by repayments on the 364-day revolving line of credit facility (aggregating $30 million since September 30, 1999).

         The increase in the effective tax rate to 37.0% in the third quarter of 2000 from 35.1% in the comparable prior year quarter is primarily attributable to the existence of acquisition-related permanent differences in the prior year third quarter relating to the finalization of pooling-of-interests transactions, whereas no such items existed in the third quarter of 2000. The effective tax rate in the 2000 third quarter is higher than the federal statutory rate primarily due to state and local income taxes.

Year-to-Date September 2000 vs. 1999

         Diluted earnings per share for the nine months ended September 30, 2000 were $0.52 as compared with $0.71 earned in the same period of 1999, excluding from the periods $14,691,000 ($9,255,000 after taxes, or $0.10 per diluted share) and $28,857,000 ($18,580,000 after taxes, or $0.20 per diluted share), respectively, of restructuring and other related charges (relating to the Company's previously announced productivity and consolidation initiative), as well as acquisition expenses of $822,000 ($586,000 after taxes, or $0.01 per diluted share) and the net reversal of estimated acquisition expenses relating to the finalization of prior year pooling-of-interests transactions totaling $877,000 ($962,000 after taxes, or $0.01 per diluted share) from the nine months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $47,833,000 versus the $64,833,000 earned in the comparable 1999 period, excluding restructuring and other related charges, acquisition expenses and the net reversal of acquisition expenses. EBITDA, on this basis, totaled $171,607,000 for the nine months ended September 30, 2000 as compared with EBITDA of $186,406,000 in the same 1999 period. Net income for the nine months ended September 30, 2000 was $38,578,000 (or $0.42 per diluted share) as compared to $46,629,000 (or $0.51 per diluted share) in the same period of 1999. Sales for the nine months ended September 30, 2000 increased to $1,464,798,000 from the $1,374,340,000 recorded in the comparable prior year period.

         Omnicare's Pharmacy Services segment recorded sales of $1,378,814,000 for the nine months ended September 30, 2000, an increase over the comparable prior year period of $107,354,000. The increase in this segment's sales represents the cumulative effect of its acquisitions of long-term care pharmacy providers in 1999 and the internal growth of the pharmacy services business. These favorable factors were partially offset by the unfavorable impact of PPS, which had the overall impact of reducing earnings on a year-over-year basis. Because of the substantial reduction in reimbursement for skilled nursing facilities ("SNFs") brought about by PPS, Omnicare experienced PPS-related pricing pressure from its skilled nursing facility customers in 1999. Moreover, the increasing reluctance on the part of SNFs to admit Medicare residents, particularly those requiring complex care, owing to concerns relating to the adequacy of reimbursement under PPS caused a significant weakening in Medicare census in many areas, primarily during the second quarter of 1999 and thereafter. Also, for many SNFs, the average length of stay for Medicare residents decreased. These factors had the effect of significantly reducing overall occupancy in the facilities Omnicare serves. Additionally, the mix of residents in SNFs adversely affected Omnicare's results as these facilities attempted to avoid high acuity patients, which impacts overall utilization of drugs. Reimbursement concerns have driven many nursing facilities to admit residents funded by payors other than Medicare. Although these trends appear to be stabilizing, they had an unfavorable impact on the year-to-year comparison of sales, profit margins and net income.

         The impact of the implementation of PPS for Medicare residents in SNFs, specifically lower reimbursement which led to lower occupancy and acuity levels, continued to weaken the financial condition of many SNFs during 2000. Congress attempted to remedy this situation by enacting the Balanced Budget Refinement Act ("BBRA"), which was intended to provide a temporary increase in reimbursement rates, particularly for higher acuity residents, to be effective April 1, 2000. However, many of Omnicare's customers reported that payments at these new rates had not been received during the second quarter, exacerbating already severe cash flow problems in some facilities. It was therefore necessary for Omnicare to apply more stringent standards in accepting new business, and to continue aggressively withdrawing from uneconomic accounts and those with an unstable financial condition, which served to offset the addition of new accounts particularly during the second quarter of 2000, and had a dampening effect on sales growth. The number of residents served at September 30, 2000 was 631,500 as compared to 628,000 served one year earlier.

         Omnicare's CRO Services segment recorded sales of $85,984,000 during the nine months ended September 30, 2000 as compared to $102,880,000 recorded in the same prior year period, representing a decline of $16,896,000. This decline was primarily the result of delays in decision making by pharmaceutical manufacturers in commencing clinical studies, relating in part to merger activities, as well as the cancellation of planned projects prior to commencement. Operating profit (excluding restructuring and other related charges, and acquisition expenses) for the nine month period ended September 30, 2000 was $5,020,000, a decline of $7,798,000 in comparison to the same prior year period operating profit of $12,818,000, owing primarily to the volatility in sales arising from the aforementioned factors.

         The Company's gross profit as a percentage of sales decreased to 26.6% in 2000 from 28.7% in 1999, representing an overall decline of $4,301,000 to $389,532,000 in the 2000 period. The positive impact on gross profit relating to the Company's purchasing leverage associated with purchases of pharmaceuticals, leveraging fixed and variable overhead costs at the Company's pharmacies and benefits realized from the Company's formulary compliance program, as well as the productivity and consolidation initiative, were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment and the less favorable performance of the CRO Services segment.

         Omnicare's operating expenses for the nine months ended September 30, 2000 increased $15,462,000 to $273,879,000 as compared to 1999 due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 18.7% in 2000 were less than the 18.8% experienced in the comparable prior year period. Unfavorably impacting the year-to-year comparison was an increase in the Company's provision for doubtful accounts brought about by a deterioration in the financial condition of certain SNF clients throughout 2000 as a result, in part, of the impact of PPS on their business, accounting for an increase of approximately 0.2 percentage points of sales. This increase, however, was more than offset, on a percentage of sales basis, by the favorable impact of the Company's productivity and consolidation program.

         In connection with the previously announced productivity and consolidation program, Omnicare recorded pretax restructuring and other related expenses of $14,691,000 and $28,857,000 during the nine month periods ended September 30, 2000 and 1999, respectively, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets and facility exit costs, and other related charges.

         Investment income for the nine months ended September 30, 2000 was $1,288,000, an increase of $373,000 in comparison to the same period of 1999 due to a higher average invested cash balance during the first three quarters of 2000 as compared to 1999, as well as an increase in interest rates during 2000 versus 1999.

         Interest expense during the nine months ended September 30, 2000 was $41,003,000, an increase of $7,545,000 versus the comparable prior year period. The increase is primarily attributable to the full-period impact of interest expense associated with a $170 million increase (offset in part by subsequent repayments aggregating $30 million) in borrowings under the Company's line of credit facilities during the first half of 1999, as well as an increase in interest rates throughout 2000 as compared to the same period in the prior year. The increases in the Company's line of credit borrowings in 1999 were primarily attributable to the Company's acquisition program.

         The effective tax rate of 37.0% during the first nine months of 2000 is consistent with the comparable prior year period. The effective tax rates in the 2000 and 1999 periods are higher than the federal statutory rate primarily due to state and local income taxes.

Liquidity and Capital Resources

         Cash and cash equivalents (including restricted cash) at September 30, 2000 were $129.5 million compared to $97.3 million at December 31, 1999. The Company generated positive net cash flows from operating activities of approximately $118.1 million during the nine months ended September 30, 2000, which was used primarily for acquisition-related payments (including amounts payable pursuant to acquisition agreements relating to pre-2000 acquisitions), capital expenditures, debt repayment and dividends. Improved management of working capital significantly contributed to the favorable operating cash flow results through September 30, 2000.

         In October 1996, the Company entered into a five-year agreement with a consortium of sixteen banks for a $400 million revolving credit facility available through October 2001. The total amount outstanding under this facility as of September 30, 2000 was $390 million. Interest rates and commitment fees for the five-year, $400 million line of credit facility are based on the Company's level of performance under certain financial ratios, debt covenants and the amount of borrowings under this facility. In 1998, the Company amended this five-year, $400 million line of credit facility to permit an additional 364-day, $400 million line of credit facility, which is convertible at maturity into a one-year term loan. During 2000, Omnicare renewed this 364-day, revolving line of credit facility through the third quarter of 2001, at a $300 million level. The amount outstanding at September 30, 2000 under the 364-day facility was $55 million. Interest rates and commitment fees under the 364-day, $300 million line of credit facility are based on the Company's debt ratings.

         The Company's capital requirements are primarily related to its acquisition program and, to a lesser extent, capital expenditures, including those related to investments in the Company's information technology systems. There are no material commitments outstanding at September 30, 2000, other than estimated future acquisition-related payments to be made in accordance with purchase agreements.

         The Company's current ratio at September 30, 2000 and December 31, 1999 was 2.5 to 1.0 and 2.3 to 1.0, respectively. The increase in the current ratio is primarily attributable to an increase in working capital combined with a $20 million reduction in current bank debt during the nine months ended September 30, 2000.

         On February 2, 2000, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share in 2000. Dividends of $6.2 million paid during the nine months ended September 30, 2000 were consistent with those paid in the comparable prior year period.

         The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. If needed, other external sources of financing are readily available to the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

         In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to internal growth trends, expansion of clinical programs, drug price inflation, purchasing leverage, the leveraging of costs, the formulary compliance program, the impact of the productivity and consolidation program, Omnicare's operating environment, the impact of PPS, nursing home admission and occupancy trends, census and length of stay trends, the impact of delayed decision-making and project cancellation by pharmaceutical manufacturers, the impact of the financial condition of skilled nursing facilities on Omnicare's performance, the Company's capital requirements, improved management of working capital, and the adequacy and availability of Omnicare's sources of liquidity and capital. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions, delays in reimbursement by the government and other payors to our customers, the ability to assess and react to the financial condition of customers, the impact of seasonality on the business of Omnicare, the successful integration of acquired companies, the effect of new government regulation and/or legislative initiatives including those relating to reimbursement and drug pricing policies and in the interpretation and application of such policies, the failure of Omnicare to obtain or maintain required regulatory approvals or licenses, loss or delay of CRO contracts for regulatory or other reasons, the ability to implement the productivity and consolidation program and other opportunities for lowering costs and to realize anticipated benefits, the impact and pace of technological advances, the ability to obtain or maintain rights to data, technology and other intellectual property, the impact of consolidation in the pharmaceutical industry, changes in tax law and regulation, trends for the continued growth of the businesses of Omnicare, volatility in Omnicare's stock price, access to capital and financing, the demand for Omnicare's products and services, pricing and other competitive factors in the industry and variations in costs or expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

         The Company's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at September 30, 2000 include $390 million outstanding under its five-year, $400 million variable-rate revolving line of credit facility at an approximate average rate of 7.5% at September 30, 2000 (a one-hundred basis point change in interest rates would impact interest expense by approximately $1.0 million per quarter), $55 million outstanding under its 364-day, $300 million variable-rate revolving line of credit facility at an approximate average rate of 8.1% at September 30, 2000 (a one-hundred basis point change in interest rates would impact interest expense by approximately $0.1 million per quarter) and $345 million outstanding under convertible subordinated notes due in 2007, which accrue interest at a fixed rate of 5%. The fair value of the Company's line of credit facilities approximates their carrying value, and the fair value of the convertible subordinated notes is approximately $259 million at September 30, 2000.

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

                  Exhibit
                   Number                             Exhibit
                   ------                             -------
                    4                       Amendment No. 2 to Credit Agreement
                                            (dated as of September 1, 2000)

                   11                       Computation of Earnings Per Common Share

                   27                       Financial Data Schedule

        (b)      Reports on Form 8-K

                 The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2000.

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


Date     November 13, 2000                   By:  /s/ David W. Froesel, Jr.
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