Form 10-K405
period 2000-12-31
OMNICARE INC
filed 2001-03-30
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)  Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities
            Exchange Act of 1934

[X] For the fiscal year ended December 31, 2000

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

        Registrant's telephone number, including area code: 859-392-3300
           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    on which Registered
--------------------                                   -------------------
Common Stock ($1.00 Par Value)                       New York Stock Exchange
Preferred Share Purchase Rights (No Par Value)       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on February 28, 2001 ($22.17 per share):
$2,003,647,870.

As of February 28, 2001, the Registrant had 92,603,806 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.'s ("Omnicare", the "Company" or the "Registrant") definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be held May 21, 2001, are incorporated by reference into Part III of this report. Definitive copies of its 2001 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                 OMNICARE, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                  PAGE

         ITEM 1.    BUSINESS....................................................   3
         ITEM 2.    PROPERTIES..................................................  21
         ITEM 3.    LEGAL PROCEEDINGS...........................................  25
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS..........................................  25
                    EXECUTIVE OFFICERS OF THE COMPANY...........................  26

                                     PART II

         ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY
                    AND RELATED STOCKHOLDER MATTERS.............................  27
         ITEM 6.    SELECTED FINANCIAL DATA.....................................  27
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS.......................................  30
         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK...........................................  41
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
                    DATA........................................................  42
         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE..................................................  72


                                    PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
                    THE REGISTRANT..............................................  72
         ITEM 11.   EXECUTIVE COMPENSATION......................................  72
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT.......................................  72
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS................................................  72

                                     PART IV

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                    AND REPORTS ON FORM 8-K.....................................  72

As used in this document, unless otherwise specified or the context otherwise requires, the terms "Omnicare," "Company," "its," "we," "our" and "us" refer to Omnicare, Inc. and its consolidated subsidiaries.

                                     PART I

ITEM 1 - BUSINESS

Background

Omnicare, Inc. is a leading provider of pharmacy services to long-term care institutions such as skilled nursing facilities ("SNFs"), assisted living facilities ("ALFs") and other institutional health care facilities. We also provide comprehensive clinical research for the pharmaceutical and biotechnology industries.

We operate in two business segments. The largest segment, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in such facilities. We also provide consultant pharmacist services, including evaluating residents' drug therapy, monitoring the control, distribution and administration of drugs within the nursing facility and assisting in compliance with state and federal regulations. In addition, we provide ancillary services, such as infusion therapy and dialysis, distribute medical supplies and offer clinical and financial software information systems to our client long-term care facilities. At December 31, 2000, we provided these services to approximately 636,500 residents in approximately 8,400 long-term care facilities in 43 states. The Pharmacy Services segment provides no services outside of the United States. Our other business segment is contract research organization services ("CRO Services"). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries, operating in 23 countries around the world. Financial information regarding our business segments is presented at Note 14 (Segment Information) of the notes to our 2000 Consolidated Financial Statements.

Pharmacy Services

We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to the nursing facility for administration to individual residents by the facility's nursing staff. We typically service nursing homes within a 150-mile radius of our pharmacy locations. We maintain a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery or for consultation with the facility's staff or the resident's attending physician.

Upon receipt of a prescription, the relevant resident information is entered into our computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed; generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or resident. We also provide therapeutic interchange, with physician approval, in accordance with our pharmaceutical care guidelines. See "The Omnicare Guidelines'r'" below for further discussion.

We provide a "unit dose" distribution system. Most of our prescriptions are filled utilizing specialized unit-of-use packaging and delivery systems. Maintenance medications are typically provided in 30-day supplies utilizing either a box unit dose system or unit dose punch card system. We believe the unit dose system, preferred over the bulk delivery systems employed by retail pharmacies, improves control over drugs in the nursing facility and improves resident compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

Integral to our drug distribution system is our computerized medical records and documentation system. We provide to the facility computerized medication administration records and physician's order sheets and treatment records for each resident. Data extracted from these computerized records is also formulated into monthly management reports on resident care and quality assurance. We believe the computerized documentation system, in combination with the unit dose drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. We believe these benefits improve drug efficacy and result in fewer drug-related hospitalizations.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. We provide consultant pharmacist services which help clients comply with the federal and state regulations applicable to nursing homes. The services offered by our consultant pharmacists include:

     o comprehensive, monthly drug regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the resident's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs;

     o participation on the pharmacy and therapeutics, quality assurance and other committees of client facilities as well as periodic involvement in staff meetings;

     o  monitoring and monthly reporting on facility-wide drug usage;

     o development and maintenance of pharmaceutical policy and procedures manuals; and

     o assistance to the nursing facility in complying with state and federal regulations as they pertain to patient care.

We have also developed a proprietary software system for the use of our consultant pharmacists. The system, called OSC2OR'r' (Omnicare System of Clinical and Cost Outcomes Retrieval), enables our pharmacists not only to perform their above described functions efficiently but also provides the platform for consistent data retrieval for outcomes research and management.

Additionally, we offer a specialized line of consulting services which help long-term care facilities to enhance care and reduce and contain costs as well as to comply with state and federal regulations. Under this service line, we provide:

      o data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage;

      o plan of care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs;

      o counseling related to appropriate drug usage and implementation of drug protocols;

      o on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues;

      o  mock regulatory reviews for nursing staffs; and

      o nurse consultant services and consulting for dietary, social services and medical records.

The Omnicare Guidelines'r'

In June 1994, to enhance the pharmaceutical care management services that we offer, we introduced to our client facilities and their attending physicians the Omnicare Guidelines'r' which we believe is the first clinically-based formulary for the elderly residing in long-term care institutions. The Omnicare Guidelines'r' presents an analysis ranking specific drugs in therapeutic classes as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly in long-term care facilities. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in facilities. The clinical evaluations and rankings were developed exclusively for us by the Philadelphia College of Pharmacy, an academic institution recognized for its expertise in geriatric long-term care. In addition, the Omnicare Guidelines'r' provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

As the Omnicare Guidelines'r' focuses on health benefits, rather than solely on cost, in assigning rankings, we believe that use of the Omnicare Guidelines'r' assists physicians in making the best clinical choices of drug therapy for the patient at the lowest cost to the payor of the pharmacy bill. Accordingly, we believe that the development of and compliance with the Omnicare Guidelines'r' is important in lowering costs for SNFs operating under the federal government's Prospective Payment System ("PPS").

Health and Outcomes Management

We have expanded upon the data in the Omnicare Guidelines'r' to develop health and outcomes management programs targeted at major categories of disease commonly found in the elderly, such as congestive heart failure, osteoporosis and atrial fibrillation. Such programs seek to identify patients who may be candidates for more clinically efficacious drug therapy and to work with physicians to optimize pharmaceutical care for these geriatric patients. We believe these programs enhance the quality of care of elderly patients while reducing costs to the health care system which arise from the adverse outcomes of sub-optimal or inappropriate drug therapy.

Outcomes-based Algorithm Technology

Combining data provided by our proprietary systems, the Omnicare Guidelines'r' and health management programs, our pharmacists seek to determine the best clinical and most cost-effective drug therapies and make recommendations for the most appropriate pharmaceutical treatment. Since late 1997, we have augmented their efforts with the development of proprietary, outcomes-based algorithm technology which electronically screens and identifies patients at risk for certain diseases and assists in determining treatment protocols. This system combines pharmaceutical, clinical, care planning and research data, and screens such data through approximately 3,000 diseased-based algorithms, allowing our pharmacists to make recommendations to improve the effectiveness of drug therapy in seniors, including identifying potentially underdiagnosed and undertreated conditions.

Ancillary Services

We provide the following ancillary products and services to long-term care facilities:

Infusion Therapy Products and Services. With cost containment pressures in health care, SNFs and nursing facilities ("NFs") are called upon to treat moderately acute but stabilized patients that would otherwise be treated in the more costly hospital environment, provided that the nursing staff and pharmacy are capable of supporting higher degrees of acuity. We provide infusion therapy support services for such client facilities and, to a lesser extent, hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product.

We prepare the product to be administered using proper equipment in a sterile environment and then deliver the product to the nursing home for administration by the nursing staff. Proper administration of intravenous ("IV") drug therapy requires a highly trained nursing staff. Our consultant pharmacists and nurse consultants operate an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV program.

By providing an infusion therapy program, we enable our client SNFs and NFs to admit and retain patients who otherwise would need to be cared for in an acute-care facility. The most common infusion therapies we provide are total parenteral nutrition, antibiotic therapy, chemotherapy, pain management and hydration.

Dialysis Services. We offer comprehensive dialysis services onsite in client long-term care facilities for those residents with kidney failure or end stage renal dialysis ("ESRD"). We offer both hemodialysis and peritoneal dialysis for residents who would otherwise be required to be transported to an off-site clinic for dialysis treatment multiple times per week. Our onsite service eliminates travel for the resident which can often be a disruptive and traumatic activity. For our facility clients our dialysis services significantly reduce transportation and staffing costs while providing added capability so that the available populations of patients it can serve increases.

Wholesale Medical Supplies/Medicare Part B Billing. We distribute disposable medical supplies, including urological, ostomy, nutritional support and wound care products and other disposables needed in the nursing home environment. In addition, we provide direct Medicare billing services for certain of these product lines for patients eligible under the Medicare Part B program. As part of this service, we determine patient eligibility, obtain certifications, order products and maintain inventory on behalf of the nursing facility. We also contract to act as billing agent for certain nursing homes that supply these products directly to the patient.

Other Services. We also provide clinical care plan and financial information systems to our client facilities to assist them in determining appropriate care as well as in predicting and tracking costs. We also offer respiratory therapy products and durable medical equipment. We continue to review the expansion of these as well as other products and services that may further enhance the ability of our client SNFs and NFs to care for their patients in a cost-effective manner.

Contract Research Organization Services

Our CRO Services segment provides comprehensive product development services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering comprehensive and fully integrated clinical, quality assurance, data management, medical writing and regulatory support for our clients' drug development programs. CRO Services also provides pharmaceutics services, in parallel with the stages described above. This process involves product dose form development, including the formulation of placebo and active drug, clinical manufacturing and process development for commercial manufacturing, the development of analytical methodology, execution of a high number of analytical tests, as well as stability testing and clinical packaging. Including the conduct of business in the United States, CRO Services operates in 23 countries.

We believe that our involvement in the CRO business is a logical adjunct to our core institutional pharmacy business and will serve to leverage our assets and strengths, including our access to a large geriatric population and our ability to collect data for health and outcomes management. We believe such assets and strengths will be of significant value in developing new drugs targeted at diseases of the elderly and in meeting the Food and Drug Administration's geriatric dosing and labeling requirements for all prescription drugs provided to the elderly, as well as in documenting health outcomes to payors and plan sponsors in a managed care environment.

Product and Market Development

Our Pharmacy Services and CRO Services businesses engage in a continuing program for the development of new services and for marketing these services. While new service and new market development are important factors for the growth of these businesses, we do not expect that any new service or marketing efforts, including those in the developmental stage, will require the investment of a significant portion of our assets.

Materials/Supply

We purchase pharmaceuticals through a wholesale distributor with whom we have a prime vendor contract, at prices based primarily upon contracts negotiated by us directly with pharmaceutical manufacturers. We also are a member of industry buying groups which contract with manufacturers for discounted prices based on volume which are passed through to us by our wholesale distributor. We have numerous sources of supply available to us and have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.

Patents, Trademarks, and Licenses

Our business operations are not dependent upon any material patents, trademarks or licenses.

Seasonality

Our business operations are not significantly impacted by seasonality.

Inventories

We seek to maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to our customers. Our primary wholesale distributor also maintains local warehousing in most major geographic markets in which we operate.

Competition

By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. We are the nation's largest independent provider of pharmaceuticals and related pharmacy services to long-term care institutions such as SNFs, ALFs, retirement centers and other institutional health facilities. In the geographic regions we serve, we compete with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. We compete in these markets on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of our services, along with the clinical expertise, pharmaceutical technology and professional support we offer. Our CRO business competes against other full-service CROs and client internal resources. The CRO industry is highly fragmented with a number of full-service CROs and many small, limited-service providers, some of which serve only local markets. Clients choose a CRO based on, among other reasons, reputation, references from existing clients, the client's relationship with the CRO, the CRO's experience with the particular type of project and/or therapeutic area of clinical development, the CRO's ability to add value to the client's development plan, the CRO's financial stability and the CRO's ability to provide the full range of services required by the client. We believe that we compete favorably in these respects.

Backlog

Our CRO Services segment reports backlog based on anticipated net revenue from uncompleted projects that have been authorized by the customer, through signed contracts, letter agreements and certain verbal commitments. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 2000, backlog was approximately $187.7 million, as compared to approximately $146.5 million at December 31, 1999.

We believe that backlog may not be a consistent indicator of future results because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the customer or delayed by regulatory authorities. Moreover, the scope of work can change during the course of a project.

Customers

At December 31, 2000, our Pharmacy Services segment served 636,500 residents in approximately 8,400 long-term care facilities and other institutional health care settings.

Our CRO Services segment serves a broad range of clients, including most of the major multi-national pharmaceutical and many of the major biotechnology companies as well as smaller companies in the pharmaceutical and biotechnology industries.

No single client comprised more than 10% of consolidated revenues during the 2000 and 1999 years. Our business would not be materially or adversely affected by the loss of any one customer or small group of customers.

Government Regulation

Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. In addition, our CRO Services are subject to substantial regulation, both domestically and abroad. We continuously monitor the effects of regulatory activity on our operations.

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate. In addition, we currently deliver prescription products from our licensed pharmacies to four states in which we do not operate a pharmacy. These states regulate out-of-state pharmacies, however, as a condition to the delivery of prescription products to patients in these states. Our pharmacies hold the requisite licenses applicable in these states. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Client long-term care facilities are also separately required to be licensed in the states in which they operate and, if serving Medicare or Medicaid patients, must be certified to be in compliance with applicable program participation requirements. Client facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other health care professionals who provide services on our behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain repackaging, labeling and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail outlets. A drug repackager must register with the Food and Drug Administration ("FDA") as a manufacturing establishment, and is subject to FDA inspection for compliance with relevant good manufacturing practices ("GMPs"). We hold all required registrations and licenses, and we believe our repackaging operations are in compliance with applicable state and federal GMP requirements. In addition, we believe we comply with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

State Laws Affecting Access to Services. Some states have enacted "freedom of choice" or "any willing provider" requirements as part of their state Medicaid programs or in separate legislation. These laws and regulations may prohibit a third-party payor from restricting the pharmacies from which their participants may purchase pharmaceuticals. Similarly, these laws may preclude a nursing facility from requiring their patients to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition which we face in providing services to nursing facility residents.

Medicare and Medicaid. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

As is the case for nursing home services generally, we receive reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. We believe that our reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 2000, our payor mix was approximately as follows: 46% private pay and long-term care facilities (including payments from SNFs on behalf of their Medicare-eligible residents), 43% Medicaid, 3% Medicare (including direct billing for medical supplies) and 8% other private sources (including the CRO business).

For those patients who are not covered by government-sponsored programs or private insurance, we generally directly bill the patient or the patient's responsible party on a monthly basis. Depending upon local market practices, we may alternatively bill private patients through the nursing facility. Pricing for private pay patients is based on prevailing regional market rates or "usual and customary" charges.

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

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for SNFs and NFs relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general requirements for drugs dispensed to nursing facility residents if the nursing facility complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the nursing facility satisfies the drug regimen review requirement, and the states in which we operate currently do require our pharmacies to comply with these general standards. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. Among other things, regulations establish "upper limits" on payment levels. In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect our operations. For example, some states have enacted "freedom of choice" requirements that may prohibit a nursing facility from requiring residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition that we face in providing services to nursing facility patients.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or who are disabled. The Medicare program consists of three parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home health care and certain other types of health care services; Medicare Part B, which covers physicians' services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; and Medicare Part C, established by The Balanced Budget Act of 1997 ("BBA"), which generally allows beneficiaries to enroll in additional types of Managed Care programs beyond the traditional Medicare fee for service program. Part C is generally referred to as "Medicare+ Choice." Many Medicare beneficiaries are being served through such Medicare+ Choice organizations. In addition to the limited Medicare coverage for specified products described above, some Medicare+ Choice organizations providing health care benefits to Medicare beneficiaries offer expanded drug coverage. The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. SNFs and suppliers of medical equipment and supplies, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

Medicare and Medicaid providers and suppliers are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these government-sponsored programs. Such audits and inquiries, as well as our own internal compliance programs, from time to time have identified overpayment and other billing errors resulting in repayment or self-reporting. We believe that our billing practices materially comply with applicable state and federal requirements. However, there can be no assurance that such requirements will not be interpreted in the future in a manner inconsistent with our interpretation and application.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding reductions, all of which may adversely affect our business. There can be no assurance that payments for pharmaceutical supplies and services under the Medicare and Medicaid programs will continue to be based on current methodologies or remain comparable to present levels. In this regard, we may be subject to rate reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment reductions and delays in payment to us.

In addition, the failure, even if inadvertent, of our and/or our client institutions to comply with applicable reimbursement regulations could adversely affect our business. Additionally, changes in such reimbursement programs or in regulations related thereto, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect our business.

Referral Restrictions. We are subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal health care programs. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, and exclusion from the federal programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties under the federal anti-kickback statute to parties meeting all of the safe harbor requirements. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the HHS Office of Inspector General ("OIG"), which is charged with enforcing the federal anti-kickback statute. In response to requests the OIG issues written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions are binding as to the Secretary and the party requesting the opinion.

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

The Ethics in Patient Referrals Act ("Stark I"), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as "Stark II" ("Stark II") expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a "financial relationship" for the furnishing of certain items set forth in a list of "designated health services," including outpatient prescription drugs, durable medical equipment, enteral supplies and equipment and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted.

On January 4, 2001, the Health Care Financing Administration ("HCFA") released the first part of the Stark II final rule. This final rule is divided into two phases. Phase I focuses on the provisions related to prohibited referrals, the general exception to ownership and compensation arrangement prohibitions and the related definitions. Most of Phase I of the rulemaking will become effective January 4, 2002. Phase II of the final rule is expected to be released in 2001. Phase II will cover the remaining portions of the statute, including those pertaining to Medicaid. Phase I of the final rule eases certain of the restrictions in the proposed rule. The final rule also, among other things: recognizes an exception for referrals for residents covered under a Part A SNF stay; conforms certain physician supervision requirements to HCFA coverage and payment policies for the specific services; clarifies the definitions of designated health services and indirect financial relationships; and creates new exceptions for indirect compensation arrangements and fair market value transactions.

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare and Medicaid, for false claims, improper billing and other offenses.

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

We believe our contract arrangements with other health care providers, our pharmaceutical suppliers and our pharmacy practices are in compliance with applicable federal and state laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with our interpretation and application.

Health Care Reform and Federal Budget Legislation. In recent years, federal legislation has resulted in major changes in the health care system, and included other provisions which could significantly effect healthcare providers, either nationally or at the state level. The BBA signed into law on August 5, 1997, sought to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandates establishment of PPS for SNFs under which facilities are paid a federal per diem rate for virtually all covered SNF services, including ancillary services such as pharmacy. Payment is determined by one of 44 resource utilization group ("RUG") categories. PPS was implemented for cost reporting periods beginning on or after July 1, 1998. Prior to PPS, SNFs under Medicare received cost-based reimbursement. In the Conference Report accompanying the BBA, the conferees specifically noted that, to ensure that the frail elderly residing in SNFs receive needed and appropriate medication therapy, the Secretary of HHS is to consider, as part of PPS for SNFs, the results of studies conducted by independent organizations, including those which examine appropriate payment mechanism and payment rates for medications therapy, and develop case mix adjustments that reflect the needs of such patients.

With respect to Medicare suppliers, the BBA also imposes limits on annual updates in payments to Medicare SNFs for routine services, and institutes consolidated billing for items and services furnished to SNF residents in a Medicare Part A covered stay and services for all non-physician Part B items and services for SNF residents no longer eligible for Part A SNF care. While this provision was to become effective July 1, 1998, it was delayed indefinitely and administratively. (Later, this provision was repealed except for services furnished to residents in a Part A SNF stay and to therapy services covered under Part B below.)

The BBA also imposed numerous other cost savings measures affecting Medicare SNF services. On November 29, 1999, Congress enacted the Medicare, Medicaid, SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which was designed to mitigate the effects of the BBA. The BBRA allows SNFs to choose to receive the full federal PPS rates on or after December 15, 1999 (based upon the fiscal year-end of the SNF) rather than participating in the three-year transition period. Also, effective April 1, 2000, the BBRA temporarily increased the PPS per diem rates by 20% for 15 patient acuity categories, including medically complex patients with generally higher pharmacy costs, pending appropriate revisions to the PPS. The increases will continue until HCFA implements a refined RUG system that better accounts for medically-complex patients. The revised rates may be more or less than the temporary 20% increase under the BBRA. The BBRA also provides for a 4% increase in payments otherwise determined under the BBA for all patient acuity categories for fiscal years 2001 and 2002 (in addition to the 20% increase in the 15 high acuity categories). We believe these changes should improve the financial condition of SNFs and provide incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill.

The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), signed into law December 21, 2000, includes provisions designed to further mitigate the effects of reimbursement cuts contained in the BBA. Among other things, BIPA eliminates the scheduled reduction in the SNF market basket update in fiscal year 2001, implemented in two phases. Specifically, the update rate for October 1, 2000 through March 31, 2001 is the market basket index ("MBI") increase minus 1 percentage point; the update for the period April 1, 2001 through September 30, 2001 is the MBI increase plus 1 percentage point. This increase will not be included when determining payment rates for the subsequent period. In fiscal years 2002 and 2003, payment updates will equal the MBI increase minus 0.5 percentage point. Temporary increases in the federal per diem rates under the BBRA will be in addition to these payment increases. BIPA also increases payment for the nursing component of each RUG category by 16.66% for services furnished after April 1, 2001 and before October 1, 2002. Moreover, BIPA further refines the consolidated billing requirements. Specifically, effective January 1, 2001, the law limits consolidated billing requirements to items and services furnished to SNF residents in a Medicare Part A covered stay and to therapy services covered under Part B. In other words, for residents not covered under a Part A stay, SNFs may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. BIPA also modifies the treatment of the rehabilitation patient categories to ensure that Medicare payments for SNF residents with "ultra high" and "high" rehabilitation therapy needs are appropriate in relation to payments for residents needing "medium" or "low" levels of therapy. Specifically, effective for services furnished on or after April 1, 2001 and before implementation of the refined RUG system (discussed above), the law increases by 6.7% the federal per diem payments for 14 rehabilitation categories, effective April 1, 2001. The 20% additional payment under the BBRA for three rehabilitation categories is removed to make this provision budget neutral. BIPA also permits the Secretary of HHS to establish a process for geographic reclassification of SNFs based upon the method used for inpatient hospitals.

The BBA also mandates that suppliers obtain a surety bond as a condition of issuance or renewal of a Medicare Part B supplier number. In January 1998, new rules were proposed to establish additional supplier standards, including the requirement to obtain a surety bond. Under the proposal, a supplier would be required to obtain a surety bond for each tax identification number for which it has a Medicare supplier number.

In October 2000, HCFA issued final supplier standards, which expanded certain operational requirements for suppliers. In the final rule, HCFA decided to delay the surety bond rule pending "extensive changes" to this requirement. HCFA states that it will consider public comments received on the surety bond, primarily relating to costs, along with its experience with surety bonds for home health agencies and the General Accounting Office ("GAO") study of Medicare surety bonds, when it issues a proposed rule on surety bonds in the future. Until HCFA issues a final rule on this provision, there is no surety bond requirement for suppliers.

With respect to Medicaid, the BBA repealed the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid NFs effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to NFs or that payments to NFs will be made on a timely basis. The law also grants states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including NF and institutional pharmacy services, no assurances can be given that these programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. Our operations have not been adversely affected in states with managed care programs in effect. We are unable to predict what impact, if any, future Medicaid managed care systems might have on our operations.

On January 12, 2001, the Secretary of HHS issued final regulations to implement changes to the Medicaid "upper payment limit" requirements. The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, such as our client NFs and us.

Although it is unclear what the long-term impact of PPS will be, since implemention the impact of PPS has been evidenced by an erosion of census for some facilities, lower acuity levels of residents in some nursing homes, lower pricing and an unfavorable payor mix for us. While we expect that the impact of PPS on the long-term care industry will continue to affect us and our clients, it appears that the unfavorable operating trends experienced to date have begun to stabilize. We anticipate that federal and state governments will continue to review and assess alternate health care delivery systems, payment methodologies and operational requirements for health care providers including protection of confidential patient information. It is not possible to predict the effect of elements of potential legislation or regulation, or the interpretation or administration of such legislation or regulation, including the adequacy and timeliness of payment to or costs required to be incurred by client facilities, on our business. Accordingly, there can be no assurance that any such future health care legislation or regulation will not adversely affect our business.

BIPA also clarifies HCFA policy with regard to coverage of drugs and biologicals, and addresses certain payment issues. Among other things, the Act specifies that payment for drugs under Part B must be made on the basis of assignment. In other words, the provider must accept the Medicare fee schedule amount as payment in full; beneficiaries are not liable for any out-of-pocket costs other than standard deductible and coinsurance payments. BIPA also mandates a study by the GAO on payment for drugs and biologicals under Medicare Part B, and requires the GAO to report to Congress and the Secretary of HHS within nine months of enactment on specific recommendations for revised payment methodologies.

BIPA also addresses HCFA's attempts to modify the calculation of average wholesale prices ("AWPs") of drugs, upon which Medicare and Medicaid reimbursement is based. The federal government has been actively investigating whether pharmaceutical manufacturers have been manipulating AWPs. In May 2000, HCFA proposed using new Department of Justice pricing data for updating Medicare payment allowances for drugs and biologicals, although HCFA withdrew this proposal in November 2000, citing the likelihood of Congressional action in this area. The Act establishes a temporary moratorium on direct or indirect reductions (but not increases) in payment rates in effect on January 1, 2001, until the Secretary reviews the GAO report.

It is uncertain at this time what additional health care reform initiatives, including a Medicare prescription drug benefit, if any, will be implemented, or whether there will be other changes in the administration of governmental health care programs or interpretations of governmental policies or other changes affecting the health care system. There can be no assurance that future health care or budget legislation or other changes will not have an adverse effect on our business.

Contract Research Organization Service. The preclinical, clinical, manufacturing, analytical and clinical trial supply services performed by our CRO Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services.

The industry standard for conducting preclinical and laboratory testing is embodied in the good laboratory practice ("GLP") and Investigational New Drugs ("IND") regulations administered by the FDA. Research conducted at institutions supported by funds from the National Institutes of Health ("NIH") must also comply with multiple project assurance agreements and guidelines administered by NIH and the HHS Office of Research Protection. The requirements for facilities engaging in pharmaceutical, analytical, manufacturing, clinical trial, supply preparation, labeling and distribution are set forth in the GMP regulations and in good clinical practice ("GCP") regulations and guidelines. GCP, IND and GMP regulations have been mandated by the FDA and the European Medicines Evaluation Agency (the "EMEA") and have been adopted by similar regulatory authorities in other countries. GCP, IND and GMP regulations stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standard operating procedures ("SOPs") are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, our CRO Services has a worldwide staff of experienced quality assurance professionals which monitor ongoing compliance with GCP, IND and GMP regulations by auditing study data and conducting regular inspections of testing procedures and facilities. The FDA and many other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with GCP and IND provisions. These provisions include:

     o complying with specific regulations governing the selection of qualified investigators;

     o  obtaining specific written commitments from the investigators;

     o  disclosure of conflicts of interest;

     o  verifying that patient informed consent is obtained;

     o  instructing investigators to maintain records and reports;

     o  verifying drug or device accountability; and

     o permitting appropriate governmental authorities access to data for their review.

Records for clinical studies must be maintained for specific periods for inspection by the FDA, European Union ("EU") or other authorities during audits. Non-compliance with GCP or IND requirements can result in the disqualification of data collected during the clinical trial and may lead to debarment of an investigator or CRO if fraud is detected.

CRO Services' SOPs related to clinical studies are written in accordance with regulations and guidelines appropriate to a global standard with regional variations in the regions where they will be used, thus helping to ensure compliance with GCP. CRO Services also complies with the International Congress of Harmonization, EU GCP regulations and U.S. GCP regulations for North America.

Our United States manufacturing, analytical and other laboratories are subject to licensing and regulation under federal, state and local laws relating to maintenance of appropriate processes and procedures under the Clinical Laboratories Improvement Act ("CLIA"), hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of our laboratories are operated in material compliance with applicable federal and state laws and regulations relating to maintenance of trained personnel, proper equipment processes and procedures required by CLIA regulations of HHS, and the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency and the Occupational Safety and Health Administration. Certain of our facilities are engaged in drug development activities involving controlled substances. The use of, and accountability for, controlled substances are regulated by the United States Drug Enforcement Administration. Our relevant employees receive initial and periodic training to ensure compliance with applicable hazardous material regulations and health and safety guidelines.

Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Finally, new final rules have been adopted by HHS related to the responsibilities of CROs, other healthcare entities and their business associates to maintain the privacy of patient identifiable medical information. These rules are discussed in more detail in the following section. We intend to comply with these rules when they become effective and when compliance is required on February 28, 2003, and to obtain all required patient authorizations.

Health Information Practices. The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") authorized the Secretary of the federal Department of Health and Human Services to issue standards for the privacy and security of medical records and other individually identifiable patient data. HIPAA requirements apply to health plans, healthcare providers and healthcare clearinghouses that transmit health information electronically. Regulations adopted to implement HIPAA also require that business associates acting for or on behalf of these HIPAA-covered entities be contractually obligated to meet HIPAA standards. Regulations setting standards for the format of electronic transactions became effective in October 2000.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe the law will initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, such as pharmacy claims, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures. HHS finalized the new transaction standards on August 17, 2000, and we, as well as our nursing facility clients, will be required to comply with them by October 16, 2002.

Second, HHS developed new standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held or disclosed by health care providers and other affected entities in any form, whether communicated electronically, on paper, or orally, subject only to limited exceptions. In addition, the regulations provide patients with significant new rights to understand and control how their health information is used. These regulations do not preempt more stringent state laws and regulations that may apply to us. The privacy standards were issued on December 28, 2000, with an effective date of April 14, 2001, and a compliance date of April 14, 2003. In addition, HHS amended the final rule to allow additional public comment on the rule prior to the April 14, 2001 effective date. Congress and the Bush Administration are taking a careful look at the regulations, but we do not know whether they will change the privacy standards or their compliance date.

Rules governing the security of health information have been proposed but have not yet been issued in final form. Once issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

We are evaluating the effect of HIPAA. At this time, we anticipate that we will be able to fully comply with those HIPAA requirements that have been adopted. However, we cannot at this time estimate the cost of such compliance, nor can we estimate the cost of compliance with standards that have not yet been finalized by HHS or which may be revised. The new and proposed health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors. We cannot assure you that any inability to comply with existing or future standards, or the cost of our compliance with such standards, will not have a material adverse effect on our business, financial condition or results of operations.

Compliance Program and Corporate Integrity Agreement. The OIG has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. In 1998, Omnicare voluntarily adopted a compliance program to assist us in complying with applicable government regulations. In addition, in April 1998, Home Pharmacy Services, Inc. ("Home"), one of our wholly-owned subsidiaries, entered into a settlement agreement with the U.S. Department of Justice and the State of Illinois regarding certain practices involving refunds for returned drugs. Under the Settlement Agreement, Home paid $5.3 million in fines and restitution to the United States and Illinois, and Omnicare and Home agreed to a corporate integrity program for four years, which includes annual reporting obligations. If Omnicare fails to meet a material obligation under the agreement, the OIG may initiate proceedings to suspend or exclude Omnicare from participation in federal health programs, including Medicare and Medicaid. The terms of the corporate integrity agreement expire in April 2002. Neither Omnicare nor any of its other operating units were implicated in the government investigation.

Environmental Matters

In operating our facilities, historically we have not encountered any major difficulties in effecting compliance with applicable pollution control laws. No material capital expenditures for environmental control facilities are expected. While we cannot predict the effect which any future legislation, regulations, or interpretations may have upon our operations, we do not anticipate any changes that would have a material adverse impact on our operations.

Employees

At December 31, 2000, we employed approximately 9,300 persons (including 3,700 part-time employees), approximately 8,900 and 400 of whom were located within and outside the United States, respectively.

ITEM 2 - PROPERTIES

We have offices, distribution centers and other key operating facilities in various locations in and outside the United States. A list of the more significant facilities we operated as of December 31, 2000 follows. The owned properties are held in fee and are not subject to any material encumbrance. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

                                                                                      Leased Area
                                                            Owned Area        -----------------------------
             Location                        Type            (sq. ft.)         (sq. ft.)    Expiration Date
--------------------------------       ----------------     ----------         ---------    ---------------
King of Prussia, Pennsylvania               Offices             --              150,000     June 30, 2010

Fort Washington, Pennsylvania             Offices and           --              120,000     January 14, 2012
                                         Laboratories

Des Plaines, Illinois                     Offices and           --               47,971     May 31, 2008
                                      Distribution Center

Kirkland, Washington                      Offices and           --               44,744     April 14, 2003
                                      Distribution Center

Covington, Kentucky                         Offices             --               42,400     December 31, 2012

Milwaukee, Wisconsin                      Offices and           --               41,440     March 31, 2009
                                      Distribution Center

Perrysburg, Ohio                          Offices and         40,500                 --             --
                                      Distribution Center

Cheshire, Connecticut                     Offices and           --               38,400     June 30, 2010
                                      Distribution Center

Florissant, Missouri                      Offices and         38,014                 --             --
                                      Distribution Center

Louisville, Kentucky                      Offices and           --               37,400     September 30, 2001
                                      Distribution Center

Livonia, Michigan                         Offices and           --               32,824     May 31, 2007
                                      Distribution Center

Hunt Valley, Maryland                     Offices and           --               31,600     October 31, 2001
                                      Distribution Center

St. Louis, Missouri                       Offices and           --               30,400     June 30, 2001
                                      Distribution Center

                                                                                      Leased Area
                                                            Owned Area        -----------------------------
             Location                       Type             (sq. ft.)         (sq. ft.)    Expiration Date
--------------------------------       ----------------     ----------         ---------    ---------------
Kansas City, Missouri                     Offices and           --               29,948     October 21, 2009
                                      Distribution Center

Decatur, Illinois                         Offices and         20,000              9,000     Month-to-Month
                                      Distribution Center

Salt Lake City, Utah                      Offices and           --               28,400     January 31, 2009
                                      Distribution Center

Portland, Oregon                         Offices and            --               28,150     April 30, 2008
                                      Distribution Center

Troy, New York                              Offices             --               25,124     March 31, 2002

Cincinnati, Ohio                          Offices and           --               24,375     September 30, 2009
                                      Distribution Center

Chestnut Ridge, New York                  Offices and           --               24,000     April 30, 2010
                                      Distribution Center

Oklahoma City, Oklahoma                   Offices and           --               24,000     Month-to-Month
                                      Distribution Center

Crystal, Minnesota                        Offices and           --               23,752     January 31, 2008
                                      Distribution Center

Wadsworth, Ohio                           Offices and           --               22,960     June 30, 2001
                                      Distribution Center

Henderson, Kentucky                       Offices and           --               20,000     January 31, 2002
                                      Distribution Center

Mentor, Ohio                              Offices and           --               20,000     Month-to-Month
                                      Distribution Center

Fort Washington, Pennsylvania             Offices and           --               20,000     December 31, 2002
                                         Laboratories

Greensburg, Pennsylvania                  Offices and           --               20,000     February 3, 2002
                                      Distribution Center

Spartanburg, South Carolina               Offices and          9,500             10,000     July 8, 2001
                                      Distribution Center

Indianapolis, Indiana                     Offices and           --               18,740     January 1, 2011
                                      Distribution Center


                                                                                      Leased Area
                                                            Owned Area        -----------------------------
             Location                       Type             (sq. ft.)         (sq. ft.)    Expiration Date
--------------------------------       ----------------     ----------         ---------    ---------------
Pittsburgh, Pennsylvania                  Offices and           --               18,334     January 31, 2009
                                      Distribution Center

Springfield, Ohio                         Offices and           --               18,000     December 12, 2003
                                      Distribution Center

Rockford, Illinois                        Offices and           --               18,000     November 30, 2009
                                      Distribution Center

Milford, Ohio                             Offices and           --               18,000     December 12, 2008
                                      Distribution Center

Peabody, Massachusetts                    Offices and           --               17,500     April 30, 2002
                                      Distribution Center

Plainview, New York                       Offices and           --               17,500     June 30, 2005
                                      Distribution Center

Malta, New York                           Offices and           --               17,400     December 31, 2005
                                      Distribution Center

Griffith, Indiana                         Offices and           --               17,100     May 31, 2002
                                      Distribution Center

Springfield, Missouri                     Offices and           --               17,000     September 30, 2003
                                      Distribution Center

Miami, Florida                            Offices and           --               16,665     May 1, 2004
                                      Distribution Center

Des Plaines, Illinois                     Offices and           --               16,173     May 31, 2008
                                      Distribution Center

Pompton Plains, New Jersey                Offices and           --               16,041     August 1, 2001
                                      Distribution Center

Englewood, Ohio                           Offices and           --               15,000     January 31, 2004
                                      Distribution Center

West Seneca, New York                     Offices and           --               15,000     November 30, 2001
                                      Distribution Center

West Boylston, Massachusetts              Offices and           --               14,800     May 3, 2003
                                      Distribution Center

Fort Wright, Kentucky                       Offices             --               14,237     March 31, 2008


                                                                                      Leased Area
                                                            Owned Area        -----------------------------
             Location                        Type            (sq. ft.)         (sq. ft.)    Expiration Date
--------------------------------       ----------------     ----------         ---------    ---------------
Spokane, Washington                       Offices and           --               14,025     October 31, 2006
                                      Distribution Center

Ashland, Kentucky                         Offices and           --               14,000     October 31, 2003
                                      Distribution Center

Boca Raton, Florida                       Offices and           --               13,950     December 31, 2002
                                      Distribution Center

St. Petersburg, Florida                   Offices and           --               13,245     August 31, 2001
                                      Distribution Center

Rochester, New York                       Offices and           --               13,000     December 31, 2003
                                      Distribution Center

Hallowell, Maine                          Offices and           --               13,000     September 30, 2002
                                      Distribution Center

Wessex, United Kingdom                      Offices             --               12,000     June 30, 2016

Alexandria, Louisiana                     Offices and           --               12,000     April 30, 2001
                                      Distribution Center

Omaha, Nebraska                           Offices and           --               11,450     May 31, 2001
                                      Distribution Center

Thomasville, North Carolina               Offices and           --               11,325     January 15, 2004
                                      Distribution Center

South Elgin, Illinois                     Offices and           --               11,175     August 1, 2002
                                      Distribution Center

Rockford, Illinois                        Offices and           --               11,100     February 28, 2004
                                         Retail Outlet

Peoria, Illinois                          Offices and           --               11,022     June 30, 2001
                                      Distribution Center

Louisville, Kentucky                      Offices and           --               11,000     August 31, 2001
                                      Distribution Center

Van Nuys, California                      Offices and           --               10,400     February 28, 2003
                                      Distribution Center

Cherry Hill, New Jersey                   Offices and           --               10,000     November 1, 2009
                                      Distribution Center

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal or governmental proceedings to which we are a party or to which any of our property is subject that we believe would have a material adverse effect on us.

On July 26, 1999, Neighborcare Pharmacy Services, Inc.("Neighborcare"), a subsidiary of Genesis Health Ventures, Inc., filed suit in the Circuit Court for Baltimore County, Maryland, against us and Heartland Health Services ("HHS"), a joint venture in which one of our subsidiaries is a partner (the "Action"). The Action relates to certain master service agreements ("MSAs") between Neighborcare and HCR/Manorcare ("Manorcare"), on the one hand, and us or HHS and Manorcare, on the other, under which pharmacy services are provided to nursing homes and other long-term care facilities operated by Manorcare. Neighborcare alleges that we and HHS tortiously interfered with Neighborcare's purported rights under its MSAs, and seeks compensatory damages allegedly of not less than $100 million annually, injunctive relief canceling our contracts and HHS's contracts with Manorcare and punitive damages. Neighborcare and Manorcare are involved in an arbitration (the "Arbitration") to determine the validity and enforceability of Neighborcare's MSAs and the extent to which either of those parties has breached the MSAs. We are advised by Manorcare that during the pendency of the Arbitration, Neighborcare is continuing to provide and be paid for pharmacy services under the MSAs, and that the Arbitration hearing is currently scheduled for the summer of 2001. On November 4, 1999, we and HHS moved to dismiss or, in the alternative, to stay the Action in its entirety on the grounds that the Arbitration between Neighborcare and Manorcare should resolve many, if not all, of the issues raised in the Action. On November 12, 1999, the Baltimore County Circuit Court stayed the Action pending conclusion of the Arbitration, and we withdrew our motion to dismiss. Although the outcome of the Action cannot be ascertained at this time and the results of legal proceedings cannot be predicted, we believe, based on our knowledge and understanding of the facts and the advice of our counsel, that there is no reasonable basis in law or in fact for concluding that we have any liability in the Action. Consequently, we believe that the resolution of the Action is not likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of February 28, 2001 are as follows:

      Name                 Age           Office                        First Elected
----------------           ---      -----------------                  -------------
Edward L. Hutton            81       Chairman                           May 20, l98l

Joel F. Gemunder            61       President                          May 20, l98l

Patrick E. Keefe            55       Executive Vice                     April 11, 1993
                                     President - Operations

Timothy E. Bien             50       Senior Vice President -            May 20, 1996
                                     Professional Services
                                     and Purchasing

David W. Froesel, Jr.       49       Senior Vice President              March 4, 1996
                                     and Chief Financial Officer

Cheryl D. Hodges            49       Senior Vice President              August 4, l982
                                     and Secretary

Peter Laterza               43       Vice President and                 August 5, 1998
                                     General Counsel


All of the executive officers listed above have been actively engaged in our business for the past five years, with the exception of Mr. Laterza. Mr. Laterza was Assistant General Counsel of The Pittston Company from October 1993 to June 1998.

Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors which follows the annual meeting of stockholders each year.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2000 and 1999.

                                   2000                                1999
                           ------------------------          ------------------------
                           High             Low              High             Low
                           ----             ---              ----             ---
First Quarter              $13.75           $ 9.06           $36.06           $16.50
Second Quarter             $18.75           $ 9.06           $27.81           $12.25
Third Quarter              $16.50           $ 8.13           $12.75           $ 7.00
Fourth Quarter             $21.94           $15.56           $14.25           $ 7.13


The number of holders of record of our Common Stock on February 28, 2001 was 2,553. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

On February 2, 2000 and February 7, 2001, the Board of Directors approved a quarterly cash dividend rate of $.0225, for an indicated annual rate of $.09 per share in 2000 and 2001, respectively. It is presently intended that cash dividends will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon our earnings and financial condition and other factors not currently determinable.

Recent Sales of Unregistered Securities

We, as part of our acquisition program, have historically issued our common shares and warrants ("Securities") from time to time in private transactions not registered under the Securities Act of 1933 in connection with the purchase of the assets or stock of businesses acquired. During the quarter ended December 31, 2000, no transactions were completed involving unregistered Securities. When such Securities are issued, they are issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act.

ITEM 6 - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which should be read in conjunction with our Consolidated Financial Statements and related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 of this Filing.

Omnicare, Inc. and Subsidiary Companies
Five-Year Summary of Selected Financial Data
(in thousands, except per share data)


                                                            For the years ended and at December 31,
                                                2000           1999           1998           1997          1996
                                             ----------     ----------     ----------     ----------     --------
INCOME STATEMENT DATA:(a)(b)
Sales                                        $1,971,348     $1,861,921     $1,517,370     $1,034,384     $641,440
                                             ==========     ==========     ==========     ==========     ========
Income from continuing operations            $   48,817     $   57,721     $   80,379     $   54,105     $ 43,663
Loss from discontinued operations                     -              -              -         (2,154)(c)     (389)(c)
                                             ----------     ----------     ----------     ----------     --------
Net income                                   $   48,817     $   57,721     $   80,379     $   51,951 (c) $ 43,274 (c)
                                             ==========     ==========     ==========     ==========     ========
Earnings per share data:
 Basic:
   Income from continuing operations         $     0.53     $     0.63     $     0.90     $     0.63     $   0.62
   Loss from discontinued operations                  -              -              -          (0.02)(c)        - (c)
                                             ----------     ----------     ----------     ----------    ---------
   Net income                                $     0.53     $     0.63     $     0.90     $     0.61 (c) $   0.62 (c)
                                             ==========     ==========     ==========     ==========     ========
 Diluted:
   Income from continuing operations         $     0.53     $     0.63     $     0.90     $     0.62     $   0.57
   Loss from discontinued operations                  -              -              -          (0.02)(c)        - (c)
                                             ----------     ----------     ----------     ----------    ---------
   Net income                                $     0.53     $     0.63     $     0.90     $     0.60 (c) $   0.57 (c)
                                             ==========     ==========     ==========     ==========     ========
Dividends per share                          $     0.09     $     0.09     $     0.08     $     0.07     $   0.06
                                             ==========     ==========     ==========     ==========     ========
Weighted average number of
   common shares outstanding:
     Basic                                       92,012         90,999         89,081         85,692       69,884
                                             ==========     ==========     ==========     ==========     ========
     Diluted                                     92,012         91,238         89,786         86,710       81,089
                                             ==========     ==========     ==========     ==========     ========
BALANCE SHEET DATA:(a)
Cash and cash equivalents (including
 restricted cash)                            $  113,907     $   97,267     $   54,312     $  138,062     $232,961
Working capital                                 560,729        430,102        369,749        354,825      342,401
Total assets                                  2,210,218      2,167,973      1,903,829      1,412,146      828,309
Long-term debt (excluding current
 portion)(d)(e)                                 780,706        736,944        651,556        359,148        5,755
Stockholders' equity(f)                       1,068,423      1,028,380        963,471        829,753      689,219

OTHER FINANCIAL DATA (UNAUDITED):(a)
EBITDA (adjusted)(g)                         $  231,859     $  241,008     $  222,825     $  140,516     $ 85,537
Operating cash flows                            132,701        101,114         89,507         10,235       30,959
Capital expenditures(h)                          32,423         58,749         53,179         41,278       30,234


(a) Onmicare, Inc. ("Omnicare" or the "Company') has had an active acquisition program in effect since 1989. See Note 2 of the Notes to Consolidated Financial Statements for information concerning these acquisitions.

(b) Included in the 2000, 1999 and 1998 net income amounts, and the 1997 and 1996 income from continuing operations amounts, are the following aftertax charges (credits) (in thousands):

                                                2000           1999           1998           1997           1996
                                             ---------      ----------     ----------     ----------     ---------
Acquisition expenses, pooling-
 of-interests                                $       - (1)  $    (376)(1)  $  13,869 (1)  $   3,935      $  1,468

Restructuring and other related charges         17,135 (2)     22,698 (2)      2,689 (2)      1,208            -

Other expenses                                       -              -              -          6,457 (3)       510 (4)
                                             ---------      ---------      ---------      ---------      --------
    Total                                    $  17,135      $  22,322      $  16,558      $  11,600      $  1,978
                                             =========      =========      =========      =========      ========

     (1)  See Note 2 of the Notes to Consolidated Financial Statements.

     (2)  See Note 12 of the Notes to Consolidated Financial Statements.

     (3) Omnicare settled with the U.S. Attorney's office in the Southern District of Illinois regarding the government's investigation of the Company's Belleville, Illinois subsidiary, Home Pharmacy Services, Inc. In accordance with the terms of the settlement, in 1997 Omnicare recorded an unusual charge of $6,313 ($5,958 after taxes) for the estimated costs, and legal and other expenses, associated with resolving the investigation. In 1997, CompScript, Inc. ("CompScript") recorded an $800 charge ($499 after taxes) relating to the write-down of a note receivable from a former affiliate of CompScript.

     (4) Represents the write-off (based on an independent appraisal) of acquired research and development costs associated with IBAH, Inc.'s ("IBAH") acquisition of Research Biometrics, Inc. ("RBI").

(c) Represents the closure of the software commercialization unit of RBI. All operating results of this business have been reclassified from continuing operations to discontinued operations.

(d) In 1997, the Company issued $345.0 million of Convertible Subordinated Debentures due 2007 (See Note 6 of the Notes to Consolidated Financial Statements).

(e) In 1993, the Company issued $80.5 million of Convertible Subordinated Notes due 2003, all of which were converted by October 1996.

(f) In 1996, Omnicare and IBAH sold approximately 6.2 million (pre-1996 Omnicare stock split) shares of Common Stock in public offerings, resulting in net proceeds of $297.2 million.

(g) EBITDA represents earnings before interest, income taxes and depreciation and amortization, excluding special items. Special items include pooling-of-interests expenses, restructuring and other related charges, other expenses, and losses from discontinued operations, and represent charges or expenses which management believes are either one-time occurrences or otherwise not related to ongoing operations.

(h) Primarily represents the purchase of computer hardware/software, machinery and equipment, and furniture, fixtures and leasehold improvements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this filing. In addition, see "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information."

Results of Operations
--------------------------------------------------------------------------------

The following table presents sales and results of operations for Omnicare, Inc. ("Omnicare" or the "Company"), excluding certain special items such as pooling-of-interests expenses, and restructuring and other related charges (in thousands, except per share amounts). Special items represent charges/expenses or credits which management believes are either one-time occurrences or otherwise not related to ongoing operations. Such items are described further below and in the Company's Notes to Consolidated Financial Statements, and have been shown separately in order to facilitate analysis of the Company's operating trends.

                                                             For the years ended December 31,
                                                              2000         1999         1998
                                                           ---------------------------------

Sales                                                      $1,971,348   $1,861,921   $1,517,370
                                                           ==========   ==========  ===========
Net income, as reported                                    $   48,817   $   57,721   $   80,379
Acquisition expenses, pooling-of-interests
  (net of taxes)                                                    -         (376)      13,869
Restructuring and other related charges
  (net of taxes)                                               17,135       22,698        2,689
                                                           ----------   ----------   ----------
Pro forma net income                                       $   65,952   $   80,043   $   96,937
                                                           ==========   ==========   ==========
Earnings per share:
    Net income, as reported                                $     0.53   $     0.63   $     0.90
    Acquisition expenses, pooling-of-interests
      (net of taxes)                                                -            -         0.16
    Restructuring and other related charges
      (net of taxes)                                             0.19         0.25         0.03
                                                           ----------   ----------   ----------
    Basic (pro forma)                                      $     0.72   $     0.88   $     1.09
                                                           ==========   ==========   ==========
    Diluted (pro forma)                                    $     0.72   $     0.88   $     1.08
                                                           ==========   ==========   ==========

2000 vs. 1999
--------------------------------------------------------------------------------

Consolidated
------------

As presented in the table above, excluding the impact of special items such as restructuring and other related charges from both periods and acquisition-related items in 1999, net income for the year ended December 31, 2000 decreased 18% in comparison to net income earned in 1999. Basic and diluted earnings per share in 2000, on this basis, decreased 18% in comparison to 1999. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the year ended December 31, 2000 of $231.9 million, on the same basis, decreased 4% in comparison to $241.0 million earned in the 1999 comparable period. Net income, and basic and diluted earnings per share, declined 15% and 16%, respectively, in 2000 compared to 1999. Sales increased 6% in 2000 compared to 1999.

Pharmacy Services Segment
-------------------------

Omnicare's Pharmacy Services segment recorded sales of $1,858.7 million for the year ended December 31, 2000, an increase of $130.6 million, or 8%, over the comparable prior year period. The increase in this segment's sales represents the continued internal growth of the pharmacy services business and the cumulative effect of prior year acquisitions of long-term care pharmacy providers. The Company estimates that internal growth contributed approximately $105 million of this segment's increased sales in 2000 as compared to 1999. The Company increased its revenues internally through the efforts of its National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts with long-term care facilities. Additionally, when pharmaceutical prices are increased, the Company generally is able to obtain price increases to cover such drug price inflation; therefore, such inflation increases sales. The Company estimates that drug price inflation for its highest dollar volume products in 2000 was approximately 5%. The factors favorably impacting sales were offset in part by a decrease of $3.1 million in infusion therapy sales during the year, resulting primarily from the reduction in servicing of higher acuity patients, utilization and pricing, as further discussed below. In addition to internal growth, the Company estimates that approximately $26 million of its Pharmacy Services sales growth in 2000 was attributable to the full-year impact of acquisitions made in the prior year. The number of nursing facility residents served at December 31, 2000 was 636,500 as compared to 631,200 served one year earlier.

The operating results of the Pharmacy Services segment were unfavorably impacted by the reduction in earnings brought about by the ongoing difficulty of the operating environment in the long-term care industry throughout 2000, resulting in operating profit (excluding restructuring and other related charges and acquisition expenses) of $178.2 million for the year ended December 31, 2000, as compared to $181.1 million for the same prior year period. In particular, the impact of the implementation of the federal government's Prospective Payment System ("PPS") for Medicare residents of skilled nursing facilities ("SNFs"), as further discussed below under the caption "Outlook", including lower reimbursement which led to lower occupancy and acuity levels, continued to weaken the financial condition of many SNFs during 2000. Congress attempted to remedy this situation by enacting the Balanced Budget Reform Act of 1999 ("BBRA"), which act was intended to provide a temporary increase in reimbursement rates, particularly for higher acuity residents, effective
April 1, 2000. However, many customers
reported that payments at the new rates were delayed and not received until the third quarter of 2000, exacerbating already severe cash flow problems in some facilities. It was therefore necessary for the Company to apply more stringent standards in accepting new business, and to continue aggressively withdrawing from uneconomic accounts and those with an unstable financial condition, which served to partially offset the addition of new accounts, and had a dampening effect on earnings. Although these trends appeared to be stabilizing in the latter part of 2000 due to the salutary impact of higher reimbursement rates going into effect in the latter portion of 2000 under the BBRA, they had an unfavorable impact on year-to-year profitability.

CRO Services Segment
--------------------

Omnicare's Contract Research Organization ("CRO") Services segment recorded sales of $112.7 million for the year ended December 31, 2000 as compared to $133.9 million in the comparable prior year period. This decline of approximately $21 million is primarily the result of delays in decision making by pharmaceutical manufacturers, as well as the cancellation of planned projects prior to commencement, owing in part to merger activities in that industry. Operating profit (excluding restructuring and other related charges and acquisition expenses) for the full year 2000 was $7.2 million, a decrease of $9.3 million when compared to the same period of 1999, owing primarily to the volatility in sales arising from the aforementioned factors.

Consolidated
------------

The Company's consolidated gross profit as a percentage of sales decreased to 26.7% in 2000 from 28.1% in 1999. The positive impact on gross profit relating to several factors, including the Company's purchasing leverage associated with purchases of pharmaceuticals, the leveraging of fixed and variable overhead costs at the Company's pharmacies, benefits realized from the Company's formulary compliance program and cost reductions associated with the productivity and consolidation initiative, were more than offset by several negative factors. Among the factors negatively affecting gross profit were the aforementioned unfavorable impact of PPS on the Pharmacy Services segment, in particular such factors as PPS-related pricing pressure, a reduction in Medicare census at some SNFs, a decline in the average length of stay for Medicare residents and a shift in the mix of patients served to lower acuity patients. These factors, coupled with the less favorable performance of the CRO Services segment, contributed to reduced gross profit margin for the Company in 2000.

Sales mix for the Company also impacts gross profit and includes primarily sales of pharmaceuticals and, to a lesser extent, contract research services, infusion therapy products and services, medical supplies and other miscellaneous products/services. Sales of pharmaceuticals account for the majority of the Company's sales and gross profit. Contract research services, infusion therapy and medical supplies gross profits are typically higher than gross profits associated with sales of pharmaceuticals.

Increased leverage in purchasing favorably impacts gross profit and is primarily derived through discounts from suppliers. Leveraging of fixed and variable overhead costs primarily relates to generating higher sales volumes from pharmacy facilities with no increase in fixed costs (e.g., rent) and minimal increases in variable costs (e.g., utilities), as well as the elimination of pharmacies through the Company's productivity and consolidation initiative, further discussed below. The Company believes it will be able to continue to leverage fixed and variable overhead costs through internal growth.

As noted earlier herein, the Company is generally able to obtain price increases to cover drug price inflation. In order to enhance its gross profit margins, the Company strategically allocates its resources to those activities that will increase internal sales growth and favorably impact sales mix or will lower costs. In addition, through the ongoing development of its pharmaceutical purchasing programs, the Company is able to obtain discounts and thereby manage its pharmaceutical costs.

Selling, general and administrative ("operating") expenses for the year ended December 31, 2000 totaled $367.5 million, an increase of 4.5% compared to 1999, due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 18.6% in 2000 were less than the 18.9% experienced in the comparable prior year period. Favorably impacting the year-to-year comparison was the impact of initiatives implemented through the Company's productivity and consolidation program. This favorable impact, however, was offset, in part, by an increase in the Company's provision for doubtful accounts (approximately 0.2 percentage points of sales) brought about by a deterioration in the financial condition of certain SNF clients throughout 2000, partially as a result of the impact of PPS on their business.

The Company completed its productivity and consolidation initiative in 2000. The initiative, announced in June 1999, was implemented to allow the Company to gain maximum benefit from its acquisition program and to respond to changes in the healthcare industry. The program eliminated redundant efforts and simplified work processes by maximizing employee productivity and standardizing around best practices. The Company reconfigured its roster of pharmacies and other operating locations through consolidation and relocation. At plan completion, the Company had closed or merged 67 pharmacy locations and four CRO and software locations, and opened a total of 12 new pharmacies. Headcount reductions of 16% of the Company's work force and pretax savings in excess of $46 million were achieved as part of the initiative. The Company recorded pretax restructuring and other related expenses associated with the program of $27.2 million and $35.4 million during the years ended December 31, 2000 and 1999, respectively, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets and facility exit costs, and other related charges.

Investment income for the year ended December 31, 2000 was $1.9 million, an increase of $0.4 million in comparison to the same period of 1999 due to a higher average invested cash balance during 2000 as compared to 1999, as well as an increase in interest rates during 2000 versus 1999.

Interest expense during 2000 was $55.1 million, an increase of $8.9 million versus the comparable prior year period. The increase is primarily attributable to the full-year impact of interest expense associated with a $170 million increase in borrowings under the Company's line of credit facilities during the first half of 1999 (offset in part by subsequent repayments aggregating $40 million through year end 2000), as well as an increase in interest rates throughout 2000 as compared to the prior year. The increase in the Company's line of credit borrowings in 1999 was primarily attributable to the Company's acquisition program.

The effective tax rate of 37% during 2000 is consistent with that in 1999. The Company realized benefits from its state tax planning programs in 2000 and 1999. While state tax planning programs are ongoing, there can be no assurance that benefits will be realized at the same level in 2001 and beyond as has been the case in 2000 and 1999. The effective tax rates in 2000 and 1999 are higher than the federal statutory rate largely as a result of the combined impact of various nondeductible expenses (primarily intangible asset amortization and acquisition costs), state and local income taxes and tax-accrual adjustments.

1999 vs. 1998
--------------------------------------------------------------------------------

As presented in the table above, excluding the impact of restructuring and other related charges and acquisition-related items for pooling-of-interests transactions from both periods, net income for the year ended December 31, 1999 decreased 17% in comparison to net income earned in 1998. Basic and diluted earnings per share in 1999, on this basis, decreased 19% in comparison to 1998. EBITDA for the year ended December 31, 1999 of $241.0 million, on this basis, increased 8% as compared to the $222.8 million in the same prior year period. Net income, and basic and diluted earnings per share, declined 28% and 30%, respectively, in 1999 compared to 1998.

The reduction in earnings primarily reflected the difficult operating environment in the long-term care industry. As discussed in greater detail above, the implementation of the PPS for Medicare residents of SNFs created an unsettled operating environment during 1999. Omnicare experienced PPS-related pricing pressure along with lower occupancy and acuity levels in client SNFs.

Despite the difficult operating environment, sales increased 23% in 1999 versus 1998. The sales increase represents the cumulative effect of the acquisition of long-term care pharmacy providers and the continued internal growth of the pharmacy services and CRO businesses. During 1999, the Company completed five institutional pharmacy acquisitions (excluding insignificant purchases of other assets). Also increasing sales was the full-year impact of 1998 acquisitions. The Company also increased its revenues internally through the efforts of its National Sales and Marketing Group and pharmacy staff in developing new pharmacy contracts with long-term care facilities. Additionally, the Company was able to increase internal growth through the efforts of its CRO sales personnel by obtaining contracts from pharmaceutical, biotechnology and medical device manufacturers for new contract research business.

The Company's consolidated sales increased by approximately $345 million in 1999 versus 1998. The Company estimates that approximately $200 million of its consolidated sales growth in 1999 was attributable to acquisitions, of which $193 million and $7 million related to the Pharmacy Services segment and CRO Services segment, respectively. The Company estimates that internal growth contributed approximately $145 million of Omnicare's increased sales in 1999 compared to 1998, of which $141 million and $4 million related to the Pharmacy Services segment and the CRO Services segment, respectively. Internally generated sales growth in the Pharmacy Services segment resulted primarily from new contracts with long-term care facilities (obtained by the National Sales and Marketing Group and by the pharmacy staff), and in the CRO services segment largely through the efforts of sales personnel in obtaining new contracts from pharmaceutical, biotechnology and medical device manufacturers. These combined sales increases were offset, in part, by a decrease of approximately $11 million in infusion therapy sales during the year, resulting primarily from a reduction in the servicing of higher acuity patients, pricing and utilization, as a result of the impact of PPS.

On June 2, 1999, Omnicare announced the completion of the acquisition of the institutional pharmacy operations of Life Care Pharmacy Services, Inc. ("Life Care"), an affiliate of Life Care Centers of America, for $63 million in cash and 0.3 million warrants to purchase Omnicare common stock at $29.70 per share. The warrants have a seven-year term and are first exercisable in June 2002. Life Care had, at the time of the acquisition, contracts to provide dispensing services to approximately 17,000 residents in twelve states.

Acquisitions and internal growth brought the total number of nursing facility residents served at December 31, 1999 to 631,200 as compared to 578,700 at December 31, 1998.

Gross profit as a percentage of sales decreased to 28.1% in 1999 from 30.2% in 1998. The Company's purchasing leverage associated with purchases of pharmaceuticals, the leveraging of fixed and variable overhead costs at the Company's pharmacies, benefits realized from the Company's formulary compliance program, cost reductions associated with the productivity and consolidation initiative, and changes in sales mix including increased sales from contract research positively impacted gross margins. However, these favorable factors were more than offset by the aforementioned unfavorable impact of PPS on the Pharmacy Services segment, in particular such factors as PPS-related pricing pressure, a reduction in Medicare census at some SNFs, a decline in the average length of stay for Medicare residents and a shift in the mix of patients served to lower acuity patients, all of which contributed to reduced gross profit margin for the Company in 1999.

Operating expenses for the year ended December 31, 1999 increased 24% to $351.6 million as compared to 1998 due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 18.9% in 1999 were modestly higher than the 18.7% experienced in the prior year. Unfavorably impacting the year-to-year comparison was an increase in our provision for doubtful accounts brought about by a deterioration in the financial condition of certain SNF clients as a result, in part, of the impact of PPS on their business, causing an increase of approximately 0.4 percentage points of sales.

Acquisition expenses for 1999 of $0.8 million represent expenses related to a pooling-of-interests transaction. Furthermore, during 1999, the Company recorded income of $0.9 million relating to the net reversal of estimated CompScript, Inc. ("CompScript") and IBAH, Inc. ("IBAH") acquisition-related expenses resulting from the finalization of those costs during the year. Acquisition expenses for 1998 of $15.4 million represent expenses primarily related to the Company's pooling-of-interests transactions with CompScript and IBAH.

In connection with the previously discussed productivity and consolidation initiative, the Company recorded restructuring and other related expenses of $35.4 million in 1999. Restructuring and other related charges of $3.6 million for 1998 represent costs related to the restructuring of the CompScript mail order business and the consolidation and restructuring of certain IBAH operations.

Investment income for 1999 was $1.5 million, a decrease of $1.8 million in comparison with 1998 resulting primarily from a lower average invested cash balance during 1999. This use of cash was largely attributable to the Company's acquisition program and, to a lesser extent, capital expenditures.

Interest expense during 1999 was $46.2 million, an increase of $22.6 million versus the prior year, largely reflecting the impact of increased net borrowings of $85 million and $75 million in 1999 under the Company's five-year, $400 million agreement and the 364-day, $400 million line of credit facility, respectively. These increased borrowings were utilized primarily to fund the Company's acquisition program. Also impacting the comparison is the full-year effect in 1999 of interest expense associated with a $250 million draw on the Company's five-year, $400 million line of credit agreement late in the third quarter of 1998 in connection with the Company's acquisition of the pharmacy business of Extendicare, Inc.

The effective tax rate decreased to 37% in 1999 from 41% in 1998, primarily due to a reduction from 1998 in nondeductible acquisition expenses relating to pooling-of-interests transactions and a decrease in state and local income taxes in 1999 due to the Company's state tax planning programs. The effective tax rates in 1999 and 1998 are higher than the statutory rate primarily due to state and local income taxes and various nondeductible expenses (e.g., acquisition costs, etc.).

Impact of Inflation
--------------------------------------------------------------------------------

Inflation has not materially affected Omnicare's profitability inasmuch as price increases have generally been obtained to cover inflationary drug cost increases.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Cash and cash equivalents (including restricted cash) at December 31, 2000 were $113.9 million compared to $97.3 million at December 31, 1999. The Company generated positive cash flows from operating activities of $132.7 million during the year ended December 31, 2000, compared to cash flows from operating activities of $101.1 million and $89.5 million during the years ended December 31, 1999 and 1998, respectively, which were used primarily for acquisition-related payments (including amounts payable pursuant to acquisition agreements relating to prior-year acquisitions), capital expenditures, debt repayment and dividends. Improved management of working capital contributed to the favorable operating cash flow results experienced in 2000 as compared to prior years.

Acquisitions of businesses required cash payments of $41.7 million (including amounts payable pursuant to acquisition agreements relating to pre-2000 acquisitions) in 2000, which were funded by operating cash flows. Acquisitions of businesses during 1999 and 1998 required $144.1 million and $398.7 million, respectively, of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-1999 and pre-1998 acquisitions, respectively) which were primarily funded by borrowings under the Company's revolving credit facilities. Acquisitions in 1999 and 1998 were also funded, in part, with shares of the Company's common stock having a market value of approximately $11 million (0.5 million shares) and $262 million (7.2 million shares), respectively. Additional amounts contingently payable, totaling approximately $15 million at December 31, 2000, may become payable through 2001 pursuant to the terms of various acquisition agreements (primarily earnout payments).

In December 1997, the Company issued $345.0 million principal amount of 5.0% Convertible Subordinated Debentures ("Debentures") due 2007. The Debentures are convertible into common stock at any time through maturity, unless previously redeemed, at the option of the holder at a price of $39.60 per share.

In 1996, the Company entered into a five-year, $400.0 million line of credit agreement with a consortium of sixteen banks, available through October 2001. The total amount outstanding under this agreement as of December 31, 2000 was $390.0 million, the same amount outstanding as of December 31, 1999. Interest rates and commitment fees for the five-year, $400.0 million line of credit agreement are based on the Company's level of performance under certain financial ratios and the amount of borrowings under this agreement. In 1998, the Company amended this five-year, $400.0 million line of credit agreement to permit an additional 364-day, $400.0 million line of credit facility, which is convertible at maturity into a one-year term loan. During 2000, Omnicare renewed this 364-day, revolving line of credit facility until the third quarter of 2001, at a $300.0 million level. The amount outstanding at December 31, 2000 under the 364-day facility was $45.0 million, $30.0 million less than the amount outstanding as of December 31, 1999. Interest rates and commitment fees under the 364-day, $300.0 million line of credit facility are based on the Company's debt ratings.

On March 20, 2001, the Company completed the issuance of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"). Concurrent with the issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365 million and borrowings under the new credit facility of approximately $70 million were used to repay outstanding indebtedness under the Company's existing credit facilities, which totaled $435.0 million at December 31, 2000, and such existing facilities were terminated. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that will allow it to increase the size of the Revolving Credit Facility to $500.0 million. The Company has classified the $435.0 million as long-term debt at December 31, 2000 based on the transactions described above.

Omnicare's capital requirements are primarily related to the Company's acquisition program and, to a lesser extent, capital expenditures, including those related to investments in the Company's information technology systems. There are no material commitments and contingencies outstanding at December 31, 2000, other than certain estimated acquisition-related payments to be made in the future (e.g., earnout provisions, deferred and indemnification payments, etc.).

The Company's current ratio at December 31, 2000 was 3.2 to 1.0 as compared to
2.3 to 1.0 at December 31, 1999. The increase in the current ratio is primarily attributable to an increase in working capital, due in part to the aforementioned $30.0 million reduction in current bank debt and the refinancing of the Company's credit facilities discussed above.

On February 12, 2001, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share for 2001, which is consistent with 2000. Dividends of $8.3 million paid during the year ended December 31, 2000 were comparable with the $8.2 million paid for the year ended December 31, 1999.

The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. However, the Company may in the future incur additional indebtedness or issue additional equity. The Company believes that, if needed, external sources of financing are readily available.

Outlook
--------------------------------------------------------------------------------

The Company derives approximately one-half of its revenues directly from government sources, principally Medicaid and to a lesser extent Medicare, and one-half from the private sector (including individual residents, third-party insurers and SNFs).

In recent years, Congress has passed a number of federal laws that have effected major changes in the health care system. The Balanced Budget Act of 1997 (the "BBA") sought to achieve a balanced federal budget by, among other things, changing the reimbursement policies applicable to various health care providers through the introduction in 1998 of the PPS for Medicare-eligible residents of SNFs. Prior to PPS, SNFs under Medicare received cost-based reimbursement. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS resulted in a significant reduction of reimbursement to SNFs. Admissions of Medicare residents, particularly those requiring complex care, declined in many SNFs due to concerns relating to the adequacy of reimbursement under PPS. This caused a weakness in Medicare census leading to a significant reduction of overall occupancy in the SNFs Omnicare serves. This decline in occupancy and acuity levels adversely impacted Omnicare's results beginning in 1999, as the Company experienced lower utilization of Omnicare services, coupled with PPS-related pricing pressure from Omnicare's SNF customers. In 1999, Congress enacted the BBRA which gave SNFs a 20% rate increase for high-acuity patients, and an overall 4% across the board increase in payments otherwise determined under the BBA for all patients. These rate increases went into effect in April 2000 and have partially restored the reduction of reimbursement caused by PPS. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") was signed into law. BIPA, effective April 2001, will further increase reimbursement by means of a 6.7% rate increase for certain high-acuity rehabilitation patients, a 16.66% across the board increase in the nursing component of the federal rate for all patients, and for fiscal year 2001, a 3.16% rate increase for all patients. While the Company expects that the impact of PPS on the long-term care industry will continue to affect Omnicare and its clients in 2001, it appears that the unfavorable operating trends attributable to PPS have begun to stabilize. Moreover, it is anticipated that both the BBRA and BIPA will help to improve the financial condition of SNFs and motivate them to increase admissions, particularly of higher acuity residents.

Demographic trends indicate that demand for long-term care will increase well into the middle of this century as the elderly population grows significantly. Moreover, those over 65 consume a disproportionately high level of health care services when compared with the under 65 population. There is widespread consensus that appropriate pharmaceutical care is generally considered the most cost-effective form of treatment for the chronic ailments afflicting the elderly and also one which is able to improve the quality of life. Further, the pace and quality of new drug development is yielding many promising new drugs targeted at the diseases of the elderly. These new drugs may be more expensive than older, less effective drug therapies due to rising research costs. However, they are significantly more effective in curing or ameliorating illness and in lowering overall health care costs by reducing among other things, hospitalizations, physician visits, nursing time and lab tests. These trends not only support long-term growth for the geriatric pharmaceutical industry but also containment of health care costs and the well being of the nation's growing elderly population.

In order to fund this growing demand, the Company anticipates that the government and the private sector will continue to review, assess and possibly alter health care delivery systems and payment methodologies. While it is not possible to predict the effect of any further initiatives on Omnicare's business, management believes that the Company's expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today's health care environment. Further, the rate of new drug discovery continues to accelerate fueled, in part, by the recently completed mapping of the human genome and the science and discoveries that will likely emanate from this project. Pharmaceutical manufacturers, in order to keep pace, will continue to turn to contract research organizations to assist them in accelerating drug research development and commercialization, providing a foundation for growth in the Company's CRO business.

Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

The Company's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at December 31, 2000 include $390.0 million outstanding under its five-year, $400.0 million variable-rate revolving line of credit agreement at an approximate average rate of 7.6% at December 31, 2000 (a one-hundred basis point change in interest rates would impact interest expense by approximately $1.0 million per quarter), $45.0 million outstanding under its 364-day, $300.0 million variable-rate line of credit facility at an approximate average rate of 8.1% at December 31, 2000 (a one-hundred basis point change in interest rates would impact interest expense by approximately $0.2 million per quarter) and $345.0 million outstanding under convertible subordinated debentures due in 2007, which accrue interest at a fixed rate of 5.0%. The fair value of the Company's line of credit facilities approximates their carrying value, and the fair value of the convertible subordinated debentures is $277.7 million at December 31, 2000.

As further discussed at the Liquidity and Capital Resources caption above, on March 20, 2001 the Company completed the issuance of $375.0 million of Senior Notes, and entered into a new three-year, $495.0 million revolving credit facility, as to which it has received additional commitments that will bring the size of the facility to $500.0 million.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information
--------------------------------------------------------------------------------

In addition to historical information, this report contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to "beliefs," "expectations," "anticipations," "intentions" or similar words) and all statements which are not statements of historical fact.

These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. These forward-looking statements and trends include those relating to expectations concerning Omnicare's financial performance, CRO backlog, internal growth trends, the cumulative effect of prior year acquisitions, the impact of drug price inflation, Omnicare's operating environment, the impact of PPS, the impact of legislation, nursing home admission and occupancy trends, census and length of stay trends, the impact of the financial condition of long-term care facilities on Omnicare's performance, the impact of delayed decision-making and project cancellation by pharmaceutical manufacturers, expansion of clinical programs, purchasing leverage, the leveraging of costs, the impact of Omnicare's formulary compliance program, the impact of Omnicare's productivity and consolidation program, the impact of pharmaceutical purchasing programs, Omnicare's capital requirements, the adequacy and availability of Omnicare's sources of liquidity and capital, the impact of demographic trends, and the impact of new drug development. Such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond Omnicare's control, include without limitation: overall economic, financial and business conditions; delays in reimbursement by the government and other payors to Omnicare and its customers; the overall financial condition of Omnicare's customers; the ability to assess and react to the financial condition of customers; the impact of consolidation in the pharmaceutical and long-term health care industries; the impact of seasonality on Omnicare's business; the effect of new government regulation, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and in the interpretation and application of these policies; whether legislation giving further financial relief from PPS will be passed; Omnicare's failure to obtain or maintain required regulatory approvals or licenses; the failure of the long-term care facilities Omnicare serves to maintain required regulatory approvals; loss or delay of CRO contracts for regulatory or other reasons; the ability to attract and retain needed management; the ability to implement opportunities for lowering costs and to realize related anticipated benefits; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; trends for the continued growth of Omnicare's business; volatility in Omnicare's stock price; access to capital and financing; pricing and other competitive factors in Omnicare's industry; variations in costs or expenses; variations in Omnicare's operating results; the continued availability of suitable acquisition candidates and the successful integration of acquired companies; the demand for Omnicare's products and services; and changes in tax law and regulation.

Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, Omnicare's actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. Omnicare does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is set forth in the "Quantitative and Qualitative Disclosures about Market Risk" caption at Part II, Item 7, of this Filing.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

                                                          Page
                                                          ----
Financial Statements:
         Report of Independent Accountants                  43
         Consolidated Statement of Income                   44
         Consolidated Balance Sheet                         45
         Consolidated Statement of Cash Flows               46
         Consolidated Statement of Stockholders'
                  Equity                                    47
         Notes to Consolidated Financial
                  Statements                                48

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

                        Report of Independent Accountants

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 2, 2001, except for the
first paragraph of Note 6, as to which
the date is March 28, 2001

                       CONSOLIDATED STATEMENT OF INCOME
                     Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)

                                                                              For the years ended December 31,
                                                                        --------------------------------------------
                                                                            2000           1999           1998
                                                                            ----           ----           ----
Sales                                                                   $ 1,971,348    $ 1,861,921    $ 1,517,370
Cost of sales                                                             1,445,955      1,338,638      1,058,743
                                                                        -----------    -----------    -----------
Gross profit                                                                525,393        523,283        458,627

Selling, general and administrative expenses                                367,507        351,639        283,438
Acquisition expenses, pooling-of-interests (Note 2)                               -            (55)        15,441
Restructuring and other related charges (Note 12)                            27,199         35,394          3,627
                                                                        -----------    -----------    -----------
Operating income                                                            130,687        136,305        156,121

Investment income                                                             1,910          1,532          3,356
Interest expense                                                            (55,074)       (46,166)       (23,611)
                                                                        -----------    -----------    -----------
Income before income taxes                                                   77,523         91,671        135,866

Income taxes                                                                 28,706         33,950         55,487
                                                                        -----------    -----------    -----------
Net income                                                              $    48,817    $    57,721    $    80,379
                                                                        ===========    ===========    ===========
Earnings per share:
  Basic                                                                 $      0.53    $      0.63    $      0.90
                                                                        ===========    ===========    ===========
  Diluted                                                               $      0.53    $      0.63    $      0.90
                                                                        ===========    ===========    ===========
Weighted average number of common shares outstanding:
  Basic                                                                      92,012         90,999         89,081
                                                                        ===========    ===========    ===========
  Diluted                                                                    92,012         91,238         89,786
                                                                        ===========    ===========    ===========
Comprehensive income                                                    $    47,616    $    56,673    $    80,431
                                                                        ===========    ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                           CONSOLIDATED BALANCE SHEET
                    Omnicare, Inc. and Subsidiary Companies

(In thousands, except share data)

                                                                   December 31,
                                                                 2000         1999
                                                              -----------------------
ASSETS
Current assets:
    Cash and cash equivalents                                 $  111,607   $   97,267
    Restricted cash                                                2,300            -
    Accounts receivable, less allowances of $40,497
      (1999-$36,883)                                             440,785      422,283
    Unbilled receivables                                          18,933       18,450
    Inventories                                                  129,404      120,280
    Deferred income tax benefits                                  26,338       17,336
    Other current assets                                          88,371       76,729
                                                              ----------   ----------
        Total current assets                                     817,738      752,345

Properties and equipment, at cost less accumulated
  depreciation of $132,308 (1999-$106,022)                       158,535      162,133
Goodwill, less accumulated amortization of $115,832
  (1999-$83,243)                                               1,168,151    1,188,941
Other noncurrent assets                                           65,794       64,554
                                                              ----------   ----------
        Total assets                                          $2,210,218   $2,167,973
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $  118,941   $  108,189
    Amounts payable pursuant to acquisition agreements             4,372        9,053
    Current portion of long-term debt                              1,619       77,413
    Accrued employee compensation                                 30,113       50,498
    Deferred revenue                                              28,333       24,321
    Income taxes payable                                          14,238            -
    Other current liabilities                                     59,393       52,769
                                                              ----------   ----------
        Total current liabilities                                257,009      322,243

Long-term debt                                                   435,706      391,944
5% convertible subordinated debentures, due 2007                 345,000      345,000
Deferred income taxes                                             63,579       37,360
Amounts payable pursuant to acquisition agreements                12,675       13,878
Other noncurrent liabilities                                      27,826       29,168
                                                              ----------   ----------
        Total liabilities                                      1,141,795    1,139,593

Stockholders' equity:
    Preferred stock, no par value, 1,000,000 shares
      authorized, none issued and outstanding                          -            -
    Common stock, $1 par value, 200,000,000 shares
      authorized, 92,730,600 shares issued and outstanding
      (1999-91,611,800 shares issued and outstanding)             92,731       91,612
    Paid-in capital                                              692,695      684,419
    Retained earnings                                            315,638      275,114
                                                              ----------   ----------
                                                               1,101,064    1,051,145

Treasury stock, at cost-574,200 shares (1999-325,500 shares)     (10,808)      (6,950)
Deferred compensation                                            (18,915)     (14,098)
Accumulated other comprehensive income                            (2,918)      (1,717)
                                                              ----------   ----------
        Total stockholders' equity                             1,068,423    1,028,380
                                                              ----------   ----------
        Total liabilities and stockholders' equity            $2,210,218   $2,167,973
                                                              ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Omnicare, Inc. and Subsidiary Companies

(In thousands)

                                                              For the years ended December 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                                ----        ----        ----
Cash flows from operating activities:
Net income                                                    $ 48,817    $ 57,721    $ 80,379
Adjustments to reconcile net income to net cash flows from
  operating activities:
    Depreciation                                                32,211      32,682      22,977
    Amortization                                                41,762      36,682      24,659
    Provision for doubtful accounts                             26,729      22,056      12,405
    Deferred tax provision                                      19,767      23,073       7,579
    Non-cash portion of restructuring charges                    6,804       4,198       1,948
    Unrealized appreciation in fair value of investments           493           -           -
Changes in assets and liabilities, net of effects from
  acquisition of businesses:
    Accounts receivable and unbilled receivables               (44,314)    (83,959)    (84,276)
    Inventories                                                 (8,988)      1,146     (18,786)
    Current and noncurrent assets                              (11,203)    (43,837)    (15,466)
    Accounts payable                                            11,115      29,072      27,413
    Accrued employee compensation                              (14,436)     15,202       3,999
    Deferred revenue                                             4,012       5,278      (3,190)
    Current and noncurrent liabilities                          19,932       1,800      29,866
                                                              --------    --------    --------
        Net cash flows from operating activities               132,701     101,114      89,507
                                                              --------    --------    --------
Cash flows from investing activities:
    Acquisition of businesses                                  (41,664)   (144,079)   (398,686)
    Capital expenditures                                       (32,423)    (58,749)    (53,179)
    Transfer of cash to trusts for employee health and
      severance costs, net of payments out of the trust         (2,300)          -           -
    Marketable securities                                            -           -       2,084
    Other                                                          271        (689)         63
                                                              --------    --------    --------
        Net cash flows from investing activities               (76,116)   (203,517)   (449,718)
                                                              --------    --------    --------
Cash flows from financing activities:
    Borrowings on line of credit facilities                          -     170,000     305,000
    Payments on line of credit facilities                      (30,000)    (10,000)          -
    Principal payments on long-term obligations                 (1,838)     (3,502)    (22,796)
    Fees paid for financing arrangements                          (635)       (641)     (1,761)
    (Payments) for and proceeds from exercise of stock
      options and warrants, net of stock tendered in payment    (1,011)     (2,152)      3,050
    Dividends paid                                              (8,293)     (8,203)     (6,841)
                                                              --------    --------    --------
        Net cash flows from financing activities               (41,777)    145,502     276,652
                                                              --------    --------    --------
Effect of exchange rate changes on cash                           (468)       (144)       (191)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents            14,340      42,955     (83,750)
Cash and cash equivalents at beginning of period                97,267      54,312     138,062
                                                              --------    --------    --------
Cash and cash equivalents at end of period                    $111,607    $ 97,267    $ 54,312
                                                              ========    ========    ========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)

                                                                                                    Accumulated
                                                                           Deferred   Unallocated      Other         Total
                                Common    Paid-in    Retained   Treasury   Compen-     Stock of    Comprehensive  Stockholders'
                                 Stock    Capital    Earnings    Stock      sation       ESOP         Income         Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    $88,261   $609,117   $151,153   $ (2,926)  $(14,807)   $   (940)     $   (105)    $  829,753
    Pooling-of-interests
      (Note 2)                      549        803      1,245         -          -           -             -           2,597
    Net income                       -          -      80,379         -          -           -             -          80,379
    Dividends paid ($0.08 per
      share)                         -          -      (6,841)        -          -           -             -          (6,841)
    Stock and warrants issued
      in connection with
      acquisitions                  868     39,312         -      (4,107)        -           -             -          36,073
    Exercise of warrants            175      1,965         -         518         -           -             -           2,658
    Exercise of stock options       232        894         -       3,669         -           -             -           4,795
    Stock awards, net of
      amortization                  375     12,134         -      (1,320)     1,875          -             -          13,064
    Decrease in unallocated
      stock                          -          -          -          -          -          940            -             940
    Cumulative translation
      adjustment                     -          -          -          -          -           -             52             52
    Other                            -          -           1         -          -           -             -               1
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     90,460    664,225    225,937     (4,166)    (12,932)        -            (53)       963,471
    Pooling-of-interests
      (Note 2)                      333        326       (297)        -          -           -             -             362
    Net income                       -          -      57,721         -          -           -             -          57,721
    Dividends paid ($0.09 per
      share)                         -          -      (8,203)        -          -           -             -          (8,203)
    Stock and warrants issued
      in connection with
      acquisitions                  151      3,799         -          (3)        -           -             -           3,947
    Stock acquired for benefit
      plans                          -          -          -      (1,092)        -           -             -          (1,092)
    Exercise of warrants             52        697         -          -          -           -             -             749
    Exercise of stock options        14       (437)        -         806         -           -             -             383
    Stock awards, net of
      amortization                  602     15,809         -      (2,495)    (1,166)         -             -          12,750
    Cumulative translation
      adjustment                     -          -          -          -          -           -         (1,664)        (1,664)
    Other                            -          -         (44)        -          -           -             -             (44)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999     91,612    684,419    275,114     (6,950)   (14,098)         -         (1,717)     1,028,380
    Net income                       -          -      48,817         -          -           -             -          48,817
    Dividends paid ($0.09 per
      share)                         -          -      (8,293)        -          -           -             -          (8,293)
    Stock acquired for benefit
      plans                          -          -          -         (88)        -           -             -             (88)
    Exercise of stock options       173      1,559         -      (1,882)        -           -             -            (150)
    Stock awards, net of
      amortization                  946      7,161         -      (1,840)    (4,817)         -             -           1,450
    Cumulative translation
      adjustment                     -          -          -          -          -           -         (1,694)        (1,694)
    Unrealized appreciation in
      fair value of
      investments                    -          -          -          -          -           -            493            493
    Other                            -        (444)        -         (48)        -           -             -            (492)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000    $92,731   $692,695   $315,638   $(10,808)  $(18,915)   $     -        $(2,918)    $1,068,423
===============================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of this statement.

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Omnicare, Inc. ("Omnicare" or the "Company") include the accounts of all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

At each balance sheet date, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no such impairment exists as of December 31, 2000 or 1999.

Debt issuance costs as of December 31, 2000 and 1999 are included in other assets and are amortized using the straight-line method (which approximates the effective interest method) over the life of the related debt.

Fair Value of Financial Instruments

The fair value of the Company's line of credit facilities approximates their carrying value, and the fair value of the convertible subordinated debentures was $277.7 million at December 31, 2000.

Revenue Recognition

Revenue is recognized when products or services are delivered or provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and medical products is reimbursable from Medicaid and Medicare programs. The Company monitors its receivables from these reimbursement sources under policies established by management and reports such revenues at the net realizable amount expected to be received from these third-party payors.

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

Earnings Per Share Data

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and warrants. The $345.0 million of 5.0% Convertible Subordinated Debentures due 2007 were not included in the diluted earnings per share calculations during the three years ended December 31, 2000 since the impact was antidilutive.

Comprehensive Income

Comprehensive income of the Company differs from net income due to foreign currency translation adjustments and unrealized appreciation in the fair value of investments.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and its adoption on January 1, 2001 did not have a material effect on the Company's consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and amounts reported in the accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Note 2 - Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time, the Company may acquire other businesses such as long-term care software companies, contract research organizations, pharmacy consulting companies and medical supply companies, which complement the Company's core business. No acquisitions of businesses were completed during the year ended December 31, 2000.

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

On June 2, 1999, Omnicare announced the completion of the acquisition of the institutional pharmacy operations of Life Care Pharmacy Services, Inc. ("Life Care"), an affiliate of Life Care Centers of America, for approximately $63 million in cash and 300,000 warrants to purchase Omnicare common stock at $29.70 per share. The warrants have a seven-year term and are first exercisable in June 2002. Life Care had, at the time of the acquisition, contracts to provide comprehensive pharmacy and related consulting services to approximately 17,000 residents in twelve states.

On September 17, 1998, Omnicare announced the completion of the acquisition of the institutional pharmacy operations of Extendicare Health Services, Inc. ("EHSI"), a wholly owned subsidiary of Extendicare Inc., for approximately $250 million in cash, 125,000 shares of Omnicare common stock and 1.5 million warrants to purchase Omnicare common stock at $48.00 per share. The warrants have a seven-year term and are first exercisable in September 2001. Based in Milwaukee, Wisconsin, the pharmacy business of EHSI, operating under the name United Professional Companies, Inc., had, at the time of the acquisition, contracts to provide comprehensive pharmacy, related consulting and infusion therapy services to approximately 55,000 residents in more than 550 facilities in 12 states.

The following table summarizes the aggregate purchase price for all businesses acquired which have been accounted for as purchases (in thousands):

                                                            Businesses acquired in
                                                          --------------------------
                                                           1999                1998
                                                           ----                ----
Cash                                                     $ 95,058            $342,460
Amounts payable in the future                               8,805              13,749
Common stock                                                2,482              22,314
Warrants                                                    1,644              10,509
                                                         --------            --------
                                                         $107,989            $389,032
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

Warrants outstanding as of December 31, 2000, issued in prior years in connection with acquisitions, represent the right to purchase 2.0 million shares of Omnicare common stock. These warrants can be exercised at any time through 2006 at prices ranging from $14.25 to $48.00 per share. There were no warrants to purchase shares of common stock exercised in 2000.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether certain future events occur. The agreements also include provisions containing a number of representations and covenants by the seller and provide that if those representations or covenants are violated or found not to have been true, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the agreement. There are no significant anticipated future offsets against acquisition related payables and/or contingencies under indemnity provisions as of December 31, 2000 and 1999. Amounts contingently payable (primarily earnout payments) through 2001 total approximately $15 million as of December 31, 2000 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made.

The results of operations of the companies acquired in purchase transactions have been included in the consolidated results of operations of the Company from the dates of acquisition.

Unaudited pro forma combined results of operations of the Company for the year ended December 31, 1999 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions had been made as of January 1, 1999 and includes pooling-of-interests expenses and restructuring and other related charges (in thousands, except per share data).

                                                     For the year ended
                                                     December 31, 1999
                                                     ------------------
Pro Forma

Sales                                                     $1,883,987
Net income                                                    57,522
Earnings per share:
  Basic                                                   $     0.63
  Diluted                                                 $     0.63


The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisitions been made at the beginning of the period or of results which may occur in the future. The primary pro forma adjustments reflect amortization of goodwill acquired on a straight-line basis over 40 years and interest costs. The pro forma information does not give effect to any synergies anticipated by the Company's management as a result of the acquisitions, in particular improvements in gross margin attributable to the Company's purchasing leverage associated with purchases of pharmaceuticals and the elimination of duplicate payroll and other operating expenses.

Pooling-of-Interests

On June 26, 1998, the Company completed the acquisition of CompScript in a pooling-of-interests transaction. Pursuant to the terms of the merger agreement, CompScript stockholders received .12947 of a share of Omnicare common stock for each share owned of CompScript common stock. Omnicare issued approximately 1.8 million shares of its common stock with a value of approximately $67 million in this transaction.

CompScript is a Boca Raton, Florida-based provider of comprehensive pharmacy management, infusion therapy and related consulting services to the long-term care, alternate care and managed care markets. At the time of the acquisition, CompScript served approximately 20,000 residents in 137 long-term care facilities in five states.

On June 29, 1998, the Company completed the acquisition of IBAH in a pooling-of-interests transaction. Pursuant to the terms of the merger agreement, IBAH stockholders received .1638 of a share of Omnicare common stock for each share owned of IBAH common stock. Omnicare issued approximately 4.3 million shares of its common stock with a value of approximately $159 million in this transaction.

IBAH, then headquartered in Blue Bell, Pennsylvania, is an international provider of comprehensive product development services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. IBAH offers services for all stages of drug development that are intended to help client companies to accelerate products from discovery through development and commercialization more cost effectively.

Net sales and net income (including pooling-of-interests expenses and restructuring and other related charges) for Omnicare, CompScript and IBAH for the period prior to the transactions are as follows (in thousands):

                                                Omnicare     CompScript      IBAH         Total
                                                --------     ----------      ----         -----
Six months ended June 30, 1998
       Sales                                    $616,453       $28,237      $53,762      $698,452
       Net income (loss)                          35,085        (2,147)      (4,426)       28,512

In connection with the CompScript and IBAH mergers, in the second quarter of 1998, Omnicare recorded a charge to operating expenses of $17.7 million ($15.4 million after taxes) for direct and other merger-related costs pertaining to the merger transactions and certain related restructuring actions.

Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs include severance and exit costs. Details of these costs follow (in thousands):

                                                          Balance at                     Balance at
                                Initial         1998      December 31,      1999        December 31,
                               Provision      Activity       1998         Activity         1999
                               ---------     ---------    ------------   ----------    -------------
Merger transaction costs       $ 14,096      $ (7,536)     $ 6,560       $ (6,560)       $    -
Restructuring costs:
  Employee severance              1,413          (395)       1,018         (1,018)            -
  Exit costs                      2,214        (1,502)         712           (712)            -
                               --------      --------      -------       --------        --------
Total                          $ 17,723      $ (9,433)     $ 8,290       $ (8,290)       $    -
                               ========      ========      =======       ========        ========

Restructuring costs include the costs of restructuring the CompScript mail order pharmacy business and the cancellation of agreements with certain CompScript vendors, as well as severance and exit costs associated with the consolidation of certain IBAH facilities and the restructuring of IBAH's pharmaceutics business. Collectively, these actions resulted in the reduction of approximately 20 employees. Included in the exit costs were $1.9 million of non-cash items. All actions relating to these restructuring activities have been completed.

In accordance with accounting rules for pooling-of-interests transactions, charges to operating income for acquisition-related expenses were recorded upon completion of the pooling acquisitions. There were no acquisition-related expenses in 2000. Acquisition-related expenses totaled $0.8 million ($0.6 million aftertax) for the 1999 transactions and $15.4 million ($13.9 million aftertax) for the 1998 transactions. During 1999, the Company recorded income of $0.9 million ($1.0 million aftertax) relating to the net reversal of estimated CompScript and IBAH acquisition-related expenses resulting from the finalization of those costs.

Note 3 - Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

                                                                              December 31,
                                                                           2000          1999
                                                                       ---------------------------
Cash (including restricted cash)                                        $  64,899       $ 37,115
Money market funds                                                          6,668          8,658
U.S. government-backed repurchase agreements                               42,340         51,494
                                                                        ---------       --------
                                                                        $ 113,907       $ 97,267
                                                                        =========       ========

Repurchase agreements represent investments in U.S. government-backed securities (government agency and treasury issues at December 31, 2000 and 1999, respectively), under agreements to resell the securities to the counterparty. The term of the agreement usually spans overnight, but in no case is longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the bank counterparty.

Note 4 - Properties and Equipment

A summary of properties and equipment follows (in thousands):

                                                                              December 31,
                                                                          2000            1999
                                                                       --------------------------
Land                                                                   $   1,553        $   1,553
Buildings and building improvements                                        6,347            6,246
Computer hardware and software                                           119,829          103,164
Machinery and equipment                                                   95,621           92,925
Furniture, fixtures and leasehold improvements                            67,493           64,267
                                                                       ---------        ---------
                                                                         290,843          268,155
Accumulated depreciation                                                (132,308)        (106,022)
                                                                       ---------        ---------
                                                                       $ 158,535        $ 162,133
                                                                       =========        =========

Note 5 - Leasing Arrangements

The Company has operating leases that cover various real and personal property. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no significant contingent rentals in the Company's operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 2000 (in thousands):

              2001                                     $  19,406
              2002                                        17,697
              2003                                        15,109
              2004                                        12,452
              2005                                         9,799
              Later years                                 36,059
                                                        --------
         Total minimum payments required                $110,522
                                                        ========

Total rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 were $27.9 million, $25.3 million and $20.5 million, respectively.

Note 6 - Long-Term Debt

On March 20, 2001, the Company completed the issuance of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"). Concurrent with the issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365 million and borrowings under the new credit facility of approximately $70 million were used to repay outstanding indebtedness under the Company's existing credit facilities, which totaled $435.0 million at December 31, 2000, and such existing facilities were terminated. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that will allow it to increase the size of the Revolving Credit Facility to $500.0 million. The Company has classified the $435.0 million as long-term debt at December 31, 2000 based on the transactions described above. The discussion which follows relates to the long-term debt facilities in existence at December 31, 2000.

A summary of long-term debt follows (in thousands):

                                                                        December 31,
                                                                    2000         1999
                                                                  --------     --------
Revolving line-of-credit facilities                               $435,000      $465,000
5% Convertible Subordinated Debentures due 2007                    345,000       345,000
Capitalized lease obligations                                        2,325         4,357
                                                                  --------      --------
                                                                   782,325       814,357
Less current portion                                                (1,619)      (77,413)
                                                                  --------      --------
                                                                  $780,706      $736,944
                                                                  ========      ========

The following is a schedule of required long-term debt payments due during each of the next five years and thereafter, as of December 31, 2000 (in thousands):

                   2001                     $  1,619
                   2002                          502
                   2003                           80
                   2004                       60,026
                   2005                           98
                   Later years               720,000
                                            --------
                                            $782,325
                                            ========

Total interest payments made for the years ended December 31, 2000, 1999 and 1998 were $54.0 million, $46.2 million and $22.1 million, respectively.

Revolving Credit Facilities
---------------------------

In 1996, the Company negotiated a five-year, $400.0 million line of credit agreement with a consortium of sixteen banks. Borrowings under this agreement bear interest based upon LIBOR plus a spread of 90 to 125 basis points, depending on the Company's fixed charge coverage ratio, or other rates negotiated with the banks. Additionally, a commitment fee on the unused portion of the agreement ranges from 20 to 35 basis points, and is also based on the Company's fixed charge coverage ratio. A utilization fee also applies to this agreement and requires an additional spread of 10 to 25 basis points whenever borrowings exceed 50% of the $400.0 million line of credit. The agreement contains covenants which include a fixed charge coverage ratio and minimum consolidated net worth levels. The Company is in compliance with these covenants. The total amount outstanding under the five-year agreement as of December 31, 2000 was $390.0 million.

In 1998, the Company amended its five-year, $400.0 million line of credit agreement to, among other modifications, permit an additional 364-day, $400.0 million line of credit facility, which is convertible at maturity into a one-year term loan. During 2000, Omnicare renewed this 364-day, line of credit facility until the third quarter of 2001, at a $300.0 million level. Borrowings under this facility bear interest at a rate based on LIBOR plus a spread of 100 to 200 basis points, dependent on the Company's debt ratings from Moody's Investors Service, Inc. ("Moody's") and Standard & Poors Ratings Group ("S&P"). A commitment fee on the unused portion of the facility ranges from 20 to 50 basis points, and is also based on the Company's debt ratings from Moody's and S&P. The facility contains covenants which include a fixed charge coverage ratio and minimum consolidated net worth levels. The Company is in compliance with these covenants. The total amount outstanding under the 364-day credit facility at December 31, 2000 was $45.0 million.

In connection with the amended five-year, $400.0 million credit agreement and the renewed 364-day, $300.0 million line of credit facility, the Company has deferred $3.4 million in debt issuance costs which is being amortized over the life of the agreements. The Company amortized approximately $1.2 million and $0.9 million of deferred debt issuance costs relating to the revolving credit facilities in 2000 and 1999, respectively, and none in 1998.

Convertible Subordinated Debentures
-----------------------------------

On December 10, 1997, the Company issued $345.0 million principal amount of 5.0% Convertible Subordinated Debentures ("Debentures") due 2007. The Debentures are convertible into common stock at any time after March 4, 1998 at the option of the holder at a price of $39.60 per share. In connection with the issuance of the Debentures in 1997, the Company deferred $8.5 million in debt issuance costs. The Company amortized $0.9 million of this deferred debt issuance costs relating to the Debentures in each of the three years ended December 31, 2000.

ESOP Loan Guarantee
-------------------

In 1988, the Company established an Employee Stock Ownership Plan ("ESOP") which covers certain acquired entities' employees and corporate headquarter's employees. The ESOP used proceeds from a $4 million bank loan to purchase approximately 2.0 million shares of the Company's common stock on the open market at prices ranging from $1.94 to $2.13 per share. The Company guaranteed the repayment of this obligation. Accordingly, the ESOP bank debt was recorded as long-term debt with a corresponding reduction of stockholders' equity in the consolidated balance sheet. The final installment payment on the ESOP debt was made in 1998.

The ESOP serviced its debt with Company contributions made on behalf of its employees, which were previously made to the Company's Employee Savings and Investment Plan, and dividends received on shares held by the ESOP trust. Principal and interest payments on the ESOP debt were made in increasing quarterly installments over a ten-year period. The ESOP debt bore interest at a rate of 7% per annum and was secured by the unallocated shares of common stock held by the ESOP trust. There were no unallocated shares at December 31, 2000 and 1999.

The Company funded ESOP expense as accrued. The components of total ESOP expense for the year ended December 31, 1998 were as follows (in thousands):

Interest expense                   $  30
Principal payments                   940
Dividends on ESOP stock             (102)
                                   -----
                                   $ 868
                                   =====

Note 7 - Stock Incentive Plans

The Company has three stock incentive plans under which it may grant stock-based incentives to key employees.

Under the 1992 Long-Term Stock Incentive Plan, the Company may grant stock awards, and stock options may be granted at a price equal to the fair market value at the date of grant. Under this plan, stock options generally become exercisable beginning one year following the date of grant and vest in four equal annual installments. As of December 31, 2000, approximately 0.9 million shares were available for grant under this plan.

During 1995, the Company's Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2.5 million shares of Company common stock available for grant at an exercise price of 125% of the stock's fair market value at the date of grant. As of December 31, 2000, no shares were available for grant under this plan.

During 1998, the Company's Board of Directors approved the 1998 Long-Term Employee Incentive Plan (the "1998 Plan"), under which the Company was authorized to grant stock-based incentives to employees (excluding executive officers and directors of the Company) in an amount initially aggregating up to
1.0 million shares of Company common stock for non-qualified options, stock awards and stock appreciation rights. In March 2000, the Company's Board of Directors amended the 1998 Plan to increase the shares available for granting to
3.5 million. As of December 31, 2000, approximately 2.2 million shares were available for grant under this plan.

In connection with the 1998 pooling-of-interests business combinations described in Note 2 to the Consolidated Financial Statements, the Company converted all outstanding options to purchase common stock of CompScript and IBAH into options to acquire 0.9 million shares of the Company's common stock at exercise prices of $0.73 to $77.24 per share.

Summary information for stock options is presented below (in thousands, except exercise price data):

                                                      2000                    1999                  1998
----------------------------------------------------------------------------------------------------------
                                                     Weighted                Weighted             Weighted
                                                      Average                 Average             Average
                                                     Exercise                 Exercise            Exercise
                                       Shares         Price          Shares    Price    Shares     Price
----------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year  6,692          $18.42         3,137    $23.03    3,206     $17.85
Options granted                         1,675           16.34         3,793     14.59      804      36.10
Options exercised                        (172)           6.30          (114)    11.74     (531)     12.66
Options forfeited                        (399)          21.41          (124)    32.72     (342)     26.19
----------------------------------------------------------------------------------------------------------
Options outstanding, end of year        7,796          $18.06         6,692    $18.42    3,137     $23.03
----------------------------------------------------------------------------------------------------------
Options exercisable, end of year        3,035          $19.48         2,721    $17.16    1,598     $16.13
----------------------------------------------------------------------------------------------------------


The following summarizes information about stock options outstanding and exercisable as of December 31, 2000 (in thousands, except exercise price data):

                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
-------------------------------------------------------------   -----------------------------
                                      Weighted
                      Number          Average       Weighted        Number         Weighted
                   Outstanding at    Remaining       Average     Exercisable at     Average
   Range of         December 31,    Contractual     Exercise      December 31,     Exercise
Exercise Prices        2000        Life (in years)    Price           2000           Price
-------------------------------------------------------------   -----------------------------
$ 3.00 - $12.34        2,023            5.92          $10.45          1,162         $ 9.23
 13.35 -  15.26           31            4.42           13.48             31          13.48
 15.42 -  15.42        2,515            8.50           15.42            629          15.42
 16.53 -  18.32        1,573            9.18           16.61             39          18.12
 18.41 -  77.24        1,654            6.68           32.85          1,174          32.01
-------------------------------------------------------------   -----------------------------
$ 3.00 - $77.24        7,796            7.57          $18.06          3,035         $19.48
-------------------------------------------------------------   -----------------------------

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

Summary information relating to stock award grants is presented below:

                                                                For the years ended December 31,
                                                                 2000         1999         1998
                                                              ------------------------------------
Nonvested shares                                               947,438       596,630       369,651
Unrestricted shares                                              5,200         5,308         5,600
Weighted-average grant date fair value                        $   9.85      $  26.63      $  31.75

When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 2000, 1999 and 1998, the amount of compensation expense related to stock awards was $3.9 million, $3.8 million and $2.1 million, respectively.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based incentives granted under these plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized for the stock options granted under the incentive plans. The fair value of each option at grant date is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: risk-free interest rate of 5.0% in 2000 (6.75% in 1999 and 5.75% in 1998), volatility of 61% in 2000 (41% in 1999 and 36% in 1998), dividend yield of 0.4% in 2000 (0.8% in 1999 and 0.2% in 1998) and expected life of 4.0 years in 2000 (4.0 years in 1999 and 4.2 years in 1998). Based on these assumptions, the weighted average fair value of employee stock options granted during 2000, 1999 and 1998 was $8.36, $4.06 and $13.38, respectively.

Pro forma data (including pooling-of-interests expenses and restructuring and other related charges) as though the Company had accounted for stock-based compensation cost in accordance with SFAS No. 123 are as follows (in thousands, except per share data):

                                                    For the years ended December 31,
                                                     2000         1999         1998
                                                  -----------------------------------
       Pro Forma:
       ----------
       Net income                                  $ 43,182     $ 53,604     $ 77,707
       Earnings per share:
         Basic                                     $   0.47     $   0.59     $   0.87
         Diluted                                   $   0.47     $   0.59     $   0.87

The above pro forma information includes only stock options granted in 1995 and thereafter, and does not purport to be representative of the effect of SFAS No. 123 on net income or earnings per share in future years.

Note 8 - Related Party Transactions

The Company subleases offices from Chemed Corporation ("Chemed"), a stockholder, and is charged for consulting services pertaining to information systems development, the occasional use of Chemed's corporate aviation department, rent, and other incidental expenses based on Chemed's cost. The Company believes that the method by which such charges are determined is reasonable and that the charges are essentially equal to that which would have been incurred if the Company had operated as an unaffiliated entity. Charges to the Company for these services for the years ended December 31, 2000, 1999 and 1998 were $1.4 million, $1.9 million and $2.2 million, respectively. Net amounts owed by the Company to Chemed as of December 31, 2000 and 1999 were $0.1 million and $0.4 million, respectively.

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

The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale (the "Qualified Plan"). Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994. The Company also has an excess benefits plan which provides retirement payments to participants in amounts consistent with what they would have received under the Qualified Plan if payments to them under the Qualified Plan were not limited by the IRC and other restrictions. Retirement benefits are based primarily on an employee's years of service and compensation near retirement. Plan assets are invested primarily in a mutual fund holding U.S. Treasury obligations. The Company's policy is to fund pension costs in accordance with the funding provisions of ERISA.

In addition, the Company also has a supplemental pension plan ("SPP") in which certain of its executive officers participate. Retirement benefits under the SPP are calculated on the basis of a specified percentage of the executive's covered compensation, years of credited service and a vesting schedule, as specified in the plan document. The SPP terminated in 2000, resulting in benefit payments of $2.4 million.

In November 1999, the Company's Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the "ESPP"). Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors), to purchase shares of the Company's common stock. For each share of stock purchased, the participant also receives two options to purchase additional shares of the Company's stock. The options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares are not held by the participant for a minimum of two years. The options have a ten-year life from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company's stock on the open market. Options awarded under the ESPP are issued out of the 1992 Long-Term Stock Incentive Plan and the 1998 Long-Term Employee Incentive Plan, and are included in the option activity presented in
Note 7 to the Consolidated Financial Statements.

Actuarial assumptions used to calculate the benefit obligations and expenses include a 7.75% interest rate as of December 31, 2000 (7.75% and 6.75% at December 31, 1999 and 1998, respectively), an expected long-term rate of return on assets of 8% and a 6% rate of increase in compensation levels.

The aggregate assets invested for settlement of the Company's pension obligations ("plan assets") as of December 31, 2000 and 1999 are greater (less) than the aggregate Accumulated Benefit Obligation by $2.9 million and $(1.1) million, respectively. The plan assets as of December 31, 2000 and 1999 are greater (less) than the aggregate Projected Benefit Obligation ("PBO") by $2.2 million and $(6.6) million, respectively. The decrease in the net PBO from the prior year of $8.8 million primarily relates to an actuarial gain of $5.1 million, a net increase in plan assets of $3.7 million and benefit payments of $2.4 million, offset in part by interest expense of $1.4 million and service costs of $1.0 million. Plan assets amounted to $17.0 million and $13.3 million at December 31, 2000 and 1999, respectively.

Expense relating to the Company's defined benefit plans for the years ended December 31, 2000, 1999 and 1998 was $4.0 million, $3.4 million and $2.5 million, respectively. Expense relating to the Company's defined contribution plans (including the ESOP described in Note 6 to the Consolidated Financial Statements) for the years ended December 31, 2000, 1999 and 1998 was $4.0 million, $2.5 million and $1.6 million, respectively.

Note 10 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

                                                                  For the years ended December 31,
                                                                 2000          1999          1998
                                                               ------------------------------------
Current Provision:
     Federal                                                   $  8,304      $ 8,161       $44,958
     State and local                                                575        2,615         2,940
     Foreign                                                         60          101            10
                                                               --------      -------       -------
                                                                  8,939       10,877        47,908
                                                               --------      -------       -------

Deferred Provision:
     Federal                                                     17,967       23,134         7,131
     State                                                        1,800          (61)          448
                                                                -------      -------       -------
                                                                 19,767       23,073         7,579
                                                                -------      -------       -------
Total income tax provision                                      $28,706      $33,950       $55,487
                                                                =======      =======       =======

Tax benefits related to the exercise of stock options, stock awards and stock warrants have been credited to paid-in capital in amounts of $0.9 million and $6.4 million for 1999 and 1998, respectively. These amounts were not significant during 2000.

The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

                                                                           For the years ended December 31,
                                                                        2000            1999             1998
                                                                -------------------------------------------------
Federal income tax at the statutory rate                         $27,133   35.0%   $32,085   35.0%   $47,553  35.0%
State and local income taxes, net
   of  federal income tax benefit                                  1,123    1.5      1,660    1.8      3,012   2.2
Amortization of nondeductible
   intangible assets                                               3,037    3.9      1,998    2.2      1,894   1.4
Nondeductible pooling-of-interest/merger and
    acquisition costs                                               (622)  (0.8)    (1,197)  (1.3)     2,291   1.7
Impact of net operating loss                                        (373)  (0.5)        -      -           -     -
Other, net (including tax accrual adjustments)                    (1,592)  (2.1)      (596)  (0.7)       737   0.5
                                                                  ------   ----    -------   ----    -------  ----
Total income tax provision                                       $28,706   37.0%   $33,950   37.0%   $55,487  40.8%
                                                                 =======   ====    =======   ====    =======  ====

Income tax (refunds) payments, net, amounted to $(6.8) million, $18.6 million and $27.3 million in 2000, 1999 and 1998, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):

                                                                       December 31,
                                                                   2000           1999
                                                                 --------       --------
Accounts receivable reserves                                      $ 9,474         $ 5,387
Accrued liabilities                                                36,997          34,086
Other                                                                 424           1,118
                                                                  -------         -------
    Gross deferred tax assets                                     $46,895         $40,591
                                                                  =======         =======

Fixed assets and depreciation  methods                            $23,203         $17,004
Amortization of intangibles                                        53,614          38,187
Other current and noncurrent assets                                 5,863           5,361
Other                                                               1,456              63
                                                                  -------         -------
    Gross deferred tax liabilities                                $84,136         $60,615
                                                                  =======         =======

Note 11 - Earnings Per Share Data

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                                             For the year ended December 31, 2000
                                                            ---------------------------------------
                                                              Income         Shares       Per Share
                                                            (Numerator)   (Denominator)    Amounts
                                                            -----------   -------------    -------
Basic EPS
Net income                                                    $48,817         92,012        $0.53
                                                                                            =====
Effect of Dilutive Securities
Stock options and stock warrants                                    -              -
                                                              -------        -------
Diluted EPS
Net income plus assumed conversions                           $48,817         92,012        $0.53
                                                              =======        =======        =====

                                                             For the year ended December 31, 1999
                                                            ---------------------------------------
                                                              Income         Shares       Per Share
                                                            (Numerator)   (Denominator)    Amounts
                                                            -----------   -------------    -------
Basic EPS
Net income                                                    $57,721         90,999        $0.63
                                                                                            =====
Effect of Dilutive Securities
Stock options and stock warrants                                    -            239
                                                              -------        -------
Diluted EPS
Net income plus assumed conversions                           $57,721        $91,238        $0.63
                                                              =======        =======        =====

                                                             For the year ended December 31, 1998
                                                            ---------------------------------------
                                                              Income         Shares       Per Share
                                                            (Numerator)   (Denominator)    Amounts
                                                            -----------   -------------    -------
Basic EPS
Net income                                                    $80,379         89,081        $0.90
                                                                                            =====
Effect of Dilutive Securities
Stock options and stock warrants                                    -            705
                                                              -------        -------
Diluted EPS
Net income plus assumed conversions                           $80,379         89,786        $0.90
                                                              =======        =======        =====

The $345.0 million of Debentures that are convertible into approximately 8.7 million shares at $39.60 per share were outstanding during 2000, 1999 and 1998, but were not included in the computation of diluted EPS because the impact during these periods was anti-dilutive.

Note 12 - Restructuring and Other Related Charges

In the second quarter of 1999, the Company announced a comprehensive restructuring plan to streamline company-wide operations through the implementation of a productivity and consolidation program. This program, which was finalized in the fourth quarter of 2000, was in response to changes in the healthcare industry and complemented Omnicare's ability to gain maximum benefits from its acquisition program. The productivity and consolidation initiatives have eliminated redundant efforts, simplified work processes and applied technology to maximize employee productivity, and standardize operations around best practices. Facilities in overlapping geographic territories were consolidated to better align pharmacies around customers to improve efficiency and enhance the Company's ability to deliver innovative services and programs to its customers. Productivity initiatives were also introduced at the majority of the Company's pharmacy and other operating locations, which totaled approximately 220 sites at the commencement of the program. As part of the initiative, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The plan resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full- and part-time employees, and annualized pretax savings in excess of $46 million upon completion.

In connection with this program, Omnicare recorded a total of $62.6 million ($39.8 million after taxes) for restructuring and other related charges, of which $27.2 million ($17.1 million after taxes) and $35.4 million ($22.7 million after taxes) were recorded during the years ended December 31, 2000 and 1999, respectively. The restructuring charges include severance pay, the buy-out of current employment agreements, the buy-out of lease obligations, the write-off of other assets (representing a project-to-date cumulative amount of $11.0 million of pretax non-cash items, through December 31, 2000) and facility exit costs. The other related charges are primarily comprised of consulting fees and duplicate costs associated with the program, as well as the write-off of certain non-core health care investments. Details of the restructuring and other related charges relating to the productivity and consolidation program follow (in thousands):


                                                   Utilized     Balance at                      Utilized     Balance at
                                      1999          during     December 31,      2000            during      December 31,
                                    Provision        1999          1999        Provision          2000          2000
                                   ------------------------------------------------------------------------------------
Restructuring charges:
   Employee severance              $  12,178    $    (3,717)   $    8,461     $    3,296    $     (8,367)    $    3,390
   Employment agreement buy-outs       6,740         (3,377)        3,363          1,048          (3,735)           676
   Lease terminations                  5,612         (1,089)        4,523          1,881          (3,811)         2,593
   Other assets and facility
      exit costs                       8,310         (6,662)        1,648         10,627          (9,737)         2,538
                                   ----------   ------------   -----------   -----------   --------------   ------------
      Total restructuring charges     32,840    $   (14,845)   $   17,995         16,852    $    (25,650)    $    9,197
                                                ============   ===========                 ==============   ============
Other related charges                  2,554                                      10,347
                                   ----------                                 ----------
      Total restructuring and
        other related charges      $  35,394                                  $   27,199
                                   ==========                                 ==========


As of December 31, 2000, the Company had incurred approximately $19.2 million of severance and other employee-related costs relating to the reduction of approximately 1,800 employees. The remaining liabilities at December 31, 2000 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments, lease payments and professional fees), and will be adjusted as these matters are settled.

In connection with the 1998 pooling-of-interests transactions with CompScript and IBAH, the Company recorded a restructuring charge of $3.6 million before taxes ($2.7 million after taxes), as further discussed at Note 2 to the Consolidated Financial Statements.

Note 13 - Shareholders' Rights Plan

In May 1999, the Company's Board of Directors declared a dividend, payable on June 2, 1999, of one preferred share purchase right (a "Right") for each outstanding share of the Company's $1.00 per share par value common stock, that, when exercisable, entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, without par value (the "Preferred Shares"), at a price of $135 per one ten-thousandth of a share, subject to adjustment. Upon certain events relating to the acquisition of, commencement or announcement of, or announcement of an intention to make a tender offer or exchange offer that would result in the beneficial ownership of 15% or more of the Company's outstanding common stock by an individual or group of individuals (the "Distribution Date"), the Rights not owned by the 15% stockholder will entitle its holder to purchase, at the Right's then current exercise price, common shares having a market value of twice such exercise price. Additionally, if after any person has become a 15% stockholder, the Company is involved in a merger or other business combination with any other person, each Right will entitle its holder (other than the 15% stockholder) to purchase, at the Right's then current exercise price, common shares of the acquiring company having a value of twice the Right's then current exercise price. The Rights will expire on May 17, 2009, unless redeemed earlier by the Company at $0.01 per Right until the Distribution Date.

Note 14 - Segment Information

Based on the "management approach" as defined by SFAS No. 131, Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 43 states in the United States of America ("USA"). The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 23 countries around the world, including the USA.

The table below presents information about the reportable segments as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                   Corporate
                                                     Pharmacy          CRO             and        Consolidated
2000:                                                Services       Services      Consolidating      Totals
---------------------------------------------------------------------------------------------------------------
Sales                                                $1,858,697      $112,651        $      -       $1,971,348
Depreciation and amortization                            69,346         3,458           1,169           73,973
Operating income (expense), excluding
  restructuring and other related charges               178,204         7,248         (27,566)         157,886
Restructuring and other related charges                 (21,615)       (5,584)              -          (27,199)
Operating income (expense)                              156,589         1,664         (27,566)         130,687
Total assets                                          1,960,870       117,212         132,136        2,210,218
Expenditures for additions to long-lived assets          26,866         3,119           2,438           32,423
==============================================================================================================
1999:
---------------------------------------------------------------------------------------------------------------
Sales                                                $1,728,055      $133,866        $      -       $1,861,921
Depreciation and amortization                            62,589         5,734           1,041           69,364
Operating income (expense),
  excluding acquisition expenses
  and restructuring and other related charges           181,087        16,550         (25,993)         171,644
Acquisition (expenses)/income                               352          (297)              -               55
Restructuring and other related charges                 (32,216)       (3,178)              -          (35,394)
Operating income (expense)                              149,223        13,075         (25,993)         136,305
Total assets                                          1,889,763       125,122         153,088        2,167,973
Expenditures for additions to long-lived assets          52,560         3,113           3,076           58,749
==============================================================================================================
1998:
---------------------------------------------------------------------------------------------------------------
Sales                                                $1,394,768      $122,602        $      -       $1,517,370
Depreciation and amortization                            41,994         5,091             551           47,636
Operating income (expense), excluding
  acquisition expenses and restructuring
  and other related charges                             185,305        12,725         (22,841)         175,189
Acquisition expenses                                    (10,172)       (5,269)              -          (15,441)
Restructuring and other related charges                  (1,245)       (2,382)              -           (3,627)
Operating income (expense)                              173,888         5,074         (22,841)         156,121
Total assets                                          1,686,643       120,693          96,493        1,903,829
Expenditures for additions to long-lived assets          45,789         5,306           2,084           53,179
===============================================================================================================

The following summarizes sales and long-lived assets by geographic areas as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands:)


                                            Sales                                 Long-Lived Assets
--------------------------------------------------------------------  -----------------------------------------
                             2000            1999           1998           2000          1999          1998
--------------------------------------------------------------------  -----------------------------------------
United States             $1,941,220      $1,821,083     $1,483,443      $156,610      $159,530      $133,173
Foreign                       30,128          40,838         33,927         1,925         2,603         3,198
--------------------------------------------------------------------  -----------------------------------------
Total                     $1,971,348      $1,861,921     $1,517,370      $158,535      $162,133      $136,371
--------------------------------------------------------------------  -----------------------------------------

Foreign sales are based on the country in which the sales originate. No individual foreign country's sales were material to the consolidated sales of Omnicare.

Note 15 - Summary of Quarterly Results (Unaudited)

The following table presents the Company's quarterly financial information for 2000 and 1999 (in thousands, except per share data):

                                    First         Second          Third        Fourth          Full
                                   Quarter       Quarter         Quarter       Quarter         Year
                                   -------       -------         -------       -------         -----
2000(a)

Sales                              $493,026       $480,510       $491,262      $506,550     $1,971,348
Cost of sales                       360,409        353,716        361,141       370,689      1,445,955
                                   --------       --------       --------      --------     ----------
Gross profit                        132,617        126,794        130,121       135,861        525,393
Selling, general and
 administrative expenses             92,768         90,424         90,687        93,628        367,507
Restructuring and other
 related charges                      4,278          6,150          4,263        12,508         27,199
                                   --------       --------       --------      --------     ----------
Operating income                     35,571         30,220         35,171        29,725        130,687
Investment income                       459            357            472           622          1,910
Interest expense                    (13,165)       (13,634)       (14,204)      (14,071)       (55,074)
                                   --------       --------       --------      --------     ----------
Income before income taxes           22,865         16,943         21,439        16,276         77,523
Income taxes                          8,472          6,267          7,930         6,037         28,706
                                   --------       --------       --------      --------     ----------
Net income                         $ 14,393       $ 10,676       $ 13,509      $ 10,239     $   48,817
                                   ========       ========       ========      ========     ==========
Earnings per share:
 Basic                             $   0.16       $   0.12       $   0.15      $   0.11     $     0.53
                                   ========       ========       ========      ========     ==========
 Diluted                           $   0.16       $   0.12       $   0.15      $   0.11     $     0.53
                                   ========       ========       ========      ========     ==========
Weighted average number of
 common shares outstanding:
 Basic                               91,599         92,155         92,160        92,132         92,012
                                   ========       ========       ========      ========     ==========
 Diluted                             91,599         92,155         92,160        92,587         92,012
                                   ========       ========       ========      ========     ==========
Comprehensive income               $ 14,081       $ 10,283       $ 13,040      $ 10,212     $   47,616
                                   ========       ========       ========      ========     ==========

                                    First         Second          Third        Fourth          Full
                                   Quarter       Quarter         Quarter       Quarter         Year
                                   -------       -------         -------       -------         -----
1999(a)

Sales                              $445,688       $454,645       $474,007       $487,581     $1,861,921
Cost of sales                       309,893        322,607        348,007        358,131      1,338,638
                                   --------       --------       --------       --------     ----------
Gross profit                        135,795        132,038        126,000        129,450        523,283
Selling, general and
 administrative expenses             81,983         85,546         90,888         93,222        351,639
Acquisition expenses, pooling-
 of-interests                             -            822           (877)             -            (55)
Restructuring and other
 related charges                          -         26,713          2,144          6,537         35,394
                                   --------       --------       --------       --------     ----------
Operating income                     53,812         18,957         33,845         29,691        136,305
Investment income                       282            367            266            617          1,532
Interest expense                     (9,981)       (10,848)       (12,629)       (12,708)       (46,166)
                                   --------       --------       --------       --------     ----------
Income before income taxes           44,113          8,476         21,482         17,600         91,671
Income taxes                         16,306          3,598          7,538          6,508         33,950
                                   --------       --------       --------       --------     ----------
Net income                         $ 27,807       $  4,878       $ 13,944       $ 11,092     $   57,721
                                   ========       ========       ========       ========     ==========
Earnings per share:

 Basic                             $   0.31       $   0.05       $   0.15       $   0.12     $     0.63
                                   ========       ========       ========       ========     ==========
 Diluted                           $   0.31       $   0.05       $   0.15       $   0.12     $     0.63
                                   ========       ========       ========       ========     ==========

Weighted average number of
 common shares outstanding:

 Basic                               90,526         90,890         91,276         91,292         90,999
                                   ========       ========       ========       ========     ==========
 Diluted                             90,881         91,073         91,276         91,292         91,238
                                   ========       ========       ========       ========     ==========
Comprehensive income               $ 27,303       $  4,524       $ 14,083       $ 10,763     $   56,673
                                   ========       ========       ========       ========     ==========

Notes to Summary of Quarterly Results
-------------------------------------

(a) Included in the 2000 and 1999 net income amounts are the following aftertax pooling-of-interests expenses and restructuring and other related charges (in thousands):


                                    First         Second          Third        Fourth          Full
                                   Quarter       Quarter         Quarter       Quarter         Year
                                   -------       -------         -------       -------         -----
2000
----

Restructuring and other
related charges (Note 12)          $2,695         $ 3,874         $2,686        $7,880      $17,135
                                   ======         =======         ======        ======      =======
1999
----

Acquisition expenses, pooling-
  of-interests (Note 2)            $    -         $   586         $ (962)       $    -      $  (376)
Restructuring and other
  related charges (Note 12)             -          17,229          1,351         4,118       22,698
                                   ------         -------         ------        ------      -------
Total                              $    -         $17,815         $  389        $4,118      $22,322
                                   ======         =======         ======        ======      =======

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in our 2001 Proxy Statement which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required under this Item is set forth in our 2001 Proxy Statement which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is set forth in our 2001 Proxy Statement which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is set forth in our 2001 Proxy Statement which is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    (a)(1)      Financial Statements

                Our 2000 Consolidated Financial Statements are included in Part
                II, Item 8, of this Filing.

    (a)(2)      Financial Statement Schedule

                See Index to Financial Statements and Financial Statement
                Schedule at Part II, Item 8, of this Filing.



    (a)(3)      Exhibits

                See Index of Exhibits.

    (b)         Reports on Form 8-K

                We did not file any Reports on Form 8-K during the quarter ended
                December 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of March 2001.

                                    OMNICARE, INC.

                            /s/ David W. Froesel, Jr.
                            ------------------------------------------
                            David W. Froesel, Jr.
                            Senior Vice President and
                            Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                    Title                                           Date
---------                                    -----                                           ----
/s/ Edward L. Hutton                         Chairman and Director
---------------------------                  (Principal Executive Officer)
Edward L. Hutton

/s/ Joel F. Gemunder                         President and Director
---------------------------                  (Principal Executive Officer)
Joel F. Gemunder

/s/ David W. Froesel, Jr.                    Senior Vice President and
---------------------------                  Chief Financial Officer and Director
David W. Froesel, Jr.                        (Principal Financial and                     March 30, 2001
                                             Accounting Officer)


Charles H. Erhart, Jr., Director*
Mary Lou Fox, Director*
Thomas C. Hutton, Director*
Patrick E. Keefe, Director*
Sandra E. Laney, Director*
Andrea R. Lindell, DNSc, RN, Director*
Sheldon Margen, M.D., Director*
Kevin J. McNamara, Director*
John H. Timoney, Director*


* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself as a director and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

                                                     /s/ Cheryl D. Hodges
                                                     ------------------------
                                                     Cheryl D. Hodges
                                                     (Attorney-in-Fact)

                                   Schedule II

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                                 (in thousands)


                                              Additions
                             Balance at        charged                             Write-offs,       Balance
 Year ended                 beginning of       to cost                               net of          at end
December 31,                   period       and expenses     Acquisitions          recoveries       of period
------------              ---------------   ------------     ------------          ----------       ---------
Allowance for uncollectible accounts receivable:

2000                        $36,883          $26,729           $    -              ($23,115)        $40,497

1999                         31,417           22,056            2,686               (19,276)         36,883

1998                         17,994           12,405            9,057                (8,039)         31,417

                                INDEX OF EXHIBITS

Number and Description of Exhibit                                          Document Incorporated by Reference from a Previous
(Numbers Coincide with Item 601 of Regulation S-K)                         Filing or Filed Herewith, as Indicated Below
-----------------------------------------------------------                --------------------------------------------------
(3.1)             Restated Certificate of Incorporation of                 Form 10-K
                  Omnicare, Inc.                                           March 31, 1997

(3.2)             By-Laws of Omnicare, Inc., as amended                    Form S-3
                                                                           September 28, 1998

(4.1)             Five-year, $400.0 million Credit Agreement (the          Form 10-K
                  "Credit Agreement") among Omnicare, Inc., First          March 31, 1997
                  National Bank of Chicago, Agent, and certain
                  banks dated as of October 22, 1996

(4.2)             Amendment No. 1 to the $400.0 million Credit             Form 10-K
                  Agreement dated as of December 23, 1997                  March 30, 1999

(4.3)             Amendment No. 2 to the $400.0 million Credit             Form 8-K
                  Agreement dated as of December 21, 1998                  December 29, 1998


(4.4)             Indenture dated as of December 10, 1997 between          Form S-3
                  the Company and The First National Bank of               February 6, 1998
                  Chicago, as Trustee

(4.5)             $400.0 million, 364-Day Credit Agreement (the            Form 8-K
                  "364-Day Credit Agreement") among Omnicare,              December 29, 1998
                  Inc., The First National Bank of Chicago, Agent,
                  and certain banks dated as of December 21, 1998

(4.6)             Amendment No. 1 to the $400.0 million, 364-Day           Form 10-Q
                  Credit Agreement dated as of September 3, 1999           November 15, 1999


                               INDEX OF EXHIBITS

Number and Description of Exhibit                                          Document Incorporated by Reference from a Previous
(Numbers Coincide with Item 601 of Regulation S-K)                         Filing or Filed Herewith, as Indicated Below
-----------------------------------------------------------                --------------------------------------------------
(4.7)             Amendment No. 2 to the 364-Day Credit Agreement          Form 10-Q
                  dated as of September 1, 2000 (including                 November 13, 2000
                  adjustment to a $300.0 million level)

(4.8)             Indenture dated as of March 20, 2001, by and             Form 8-K
                  among Omnicare, Inc., the Guarantors named               March 23, 2001
                  therein and SunTrust Bank, as trustee, relating
                  to the Company's $375.0 million 8.125% Senior
                  Subordinated Notes due 2011

(4.9)             Three-year, $495.0 million Credit Agreement              Form 8-K
                  dated as of March 20, 2001, among Omnicare,              March 23, 2001
                  Inc., as the Borrower, the Guarantors named
                  therein and the lenders named therein, as the
                  Lenders, Lehman Commercial Paper Inc., as a
                  Syndication Agent, SunTrust Bank, as a
                  Documentation Agent, Deutsche Banc Alex. Brown,
                  as a Documentation Agent, and Bank One, NA, with
                  its main office in Chicago, Illinois, as the
                  Administrative Agent

(4.10)            Rights Agreement, and related Exhibits, dated as         Form 8-K
                  of May 17, 1999 between Omnicare, Inc. and First         May 18, 1999
                  Chicago Trust Company of New York, as Rights
                  Agent

(10.1)            Executive Salary Protection Plan, as amended,            Form 10-K
                  May 22, 1981                                             March 25, 1996

(10.2)            1981 Stock Incentive Plan, as amended                    Form 10-K
                                                                           March 25, 1988

                                INDEX OF EXHIBITS

Number and Description of Exhibit                                          Document Incorporated by Reference from a Previous
(Numbers Coincide with Item 601 of Regulation S-K)                         Filing or Filed Herewith, as Indicated Below
-----------------------------------------------------------                --------------------------------------------------
(10.3)            1992 Long-Term Stock Incentive Plan                      Proxy Statement for 1997 Annual Meeting of
                                                                           Stockholders dated March 31, 1997

(10.4)            1995 Premium-Priced Stock Option Plan                    Proxy Statement for 1995 Annual Meeting of
                                                                           Stockholders dated April 10, 1995

(10.5)            1998 Long-Term Employee Incentive Plan                   Form 10-K
                                                                           March 30, 1999

(10.6)            Amendment to 1998 Long-Term Employee Incentive           Form 10-K
                  Plan effective March 1, 2000                             March 30, 2000

(10.7)            Excess Benefits Plan                                     Form 10-K
                                                                           March 25, 1988

(10.8)            Form of Indemnification Agreement with Directors         Form 10-K
                  and Officers                                             March 30, 1999

(10.9)            Employment Agreements with J.F. Gemunder and             Form 10-K
                  C.D. Hodges dated August 4, 1988                         March 29, 1989

(10.10)           Employment Agreement with P.E. Keefe dated               Form 10-K
                  March 4, 1993                                            March 25, 1994

(10.11)           Split Dollar Agreement with E.L. Hutton dated            Form 10-K
                  June 1, 1995 (Agreement in the same form exists          March 25, 1996
                  with J.F. Gemunder)

(10.12)           Split Dollar Agreement dated June 1, 1995                Form 10-K
                  (Agreements in the same form exist with the              March 25, 1996
                  following Executive Officers:
                  T.E. Bien, C.D. Hodges and P.E. Keefe)

                                INDEX OF EXHIBITS

Number and Description of Exhibit                                          Document Incorporated by Reference from a Previous
(Numbers Coincide with Item 601 of Regulation S-K)                         Filing or Filed Herewith, as Indicated Below
-----------------------------------------------------------                --------------------------------------------------
(10.13)           Annual Incentive Plan for Senior Executive               Proxy Statement for 1996 Annual Meeting of
                  Officers                                                 Shareholders dated May 20, 1996

(10.14)           Employment Agreement with T.E. Bien dated                Form 10-K
                  January 1, 1994                                          March 31, 1997

(10.15)           Employment Agreement with D.W. Froesel, Jr.              Form 10-K
                  dated February 17, 1996                                  March 31, 1997

(10.16)           Employment Agreement with P. Laterza dated               Form 10-K
                  August 5, 1998                                           March 30, 2000

(10.17)           Form of Amendment to Employment Agreements with          Form 10-K
                  J.F. Gemunder, P.E. Keefe and C.D. Hodges dated          March 30, 2000
                  as of February 25, 2000

(10.18)           Amendment to Employment Agreement with J.F.              Filed Herewith
                  Gemunder dated as of March 1, 2001 (Amendments
                  in the same form exist with the following
                  Executive Officers:  P.E. Keefe and C.D. Hodges)

(10.19)           Form of Amendment to Employment Agreements with          Form 10-K
                  T.E. Bien, D.W. Froesel, Jr. and P. Laterza              March 30, 2000
                  dated as of February 25, 2000

(10.20)           Amendment to Employment Agreement with P.                Filed Herewith
                  Laterza dated as of August 2, 2000

(10.21)           Retirement Plan for E.L. Hutton                          Filed Herewith

(12)              Statement of Computation of Ratio of Earnings to         Filed Herewith
                  Fixed Charges

                                INDEX OF EXHIBITS

Number and Description of Exhibit                                          Document Incorporated by Reference from a Previous
(Numbers Coincide with Item 601 of Regulation S-K)                         Filing or Filed Herewith, as Indicated Below
-----------------------------------------------------------                --------------------------------------------------
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