Form 10-Q
period 2001-03-31
OMNICARE INC
filed 2001-05-15
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2001
                          Commission File Number 1-8269



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

         2)    has been subject to such filing requirement for the past 90 days.

Yes    x         No
    ---------       ------

COMMON STOCK OUTSTANDING
------------------------


                                    Number of
                                      Shares                        Date
                                      ------                        ----
Common Stock, $1 par value          93,098,937                 March 31, 2001


                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES


                                      INDEX


                                                                                    PAGE
                                                                                    ----
Part I. Financial Information:

         Item 1.   Financial Statements

                       Consolidated Statement of Income -
                                Three months ended -
                                March 31, 2001 and 2000                               3

                       Consolidated Balance Sheet -
                                March 31, 2001 and December 31, 2000                  4

                       Consolidated Statement of Cash Flows -
                                Three months ended -
                                March 31, 2001 and 2000                               5

                       Notes to Consolidated Financial Statements                     6

         Item 2.   Management's Discussion and Analysis of Results of
                   Operations and Financial Condition                                 9

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13


Part II. Other Information:

         Item 6.   Exhibits and Reports on Form 8-K                                   14


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED
(In thousands, except per share data)

                                                                 Three Months Ended
                                                                       March 31,
                                                             -----------------------------
                                                               2001                  2000
                                                             --------             --------
Sales                                                        $523,645             $493,026
Cost of sales                                                 383,381              360,409
                                                             --------             --------

Gross profit                                                  140,264              132,617
Selling, general and administrative expenses                   95,916               92,768
Other expense (Note 5)                                          1,817                    -
Restructuring and other related charges (Note 3)                    -                4,278
                                                             --------             --------

Operating income                                               42,531               35,571
Investment income                                                 474                  459
Interest expense                                              (13,909)             (13,165)
                                                             --------             --------

Income before income taxes                                     29,096               22,865
Income taxes                                                   11,052                8,472
                                                             --------             --------

Net income                                                   $ 18,044             $ 14,393
                                                             ========             ========
Earnings per share:
       Basic                                                 $   0.20             $   0.16
                                                             ========             ========
       Diluted                                               $   0.19             $   0.16
                                                             ========             ========
Weighted average number of common shares outstanding:
       Basic                                                   92,422               91,599
                                                             ========             ========
       Diluted                                                 93,170               91,599
                                                             ========             ========
Comprehensive income                                         $ 18,167             $ 14,081
                                                             ========             ========

               The Notes to Consolidated Financial Statements are
                      an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet

(In thousands, except share data)

                                                                                      UNAUDITED
                                                                                       March 31,           December 31,
                                                                                          2001                  2000
                                                                                       ---------          -------------
ASSETS
Current assets:
      Cash and cash equivalents                                                      $  115,266            $  111,607
      Restricted cash                                                                     6,396                 2,300
      Accounts receivable, less allowances of $42,216 (2000-$40,497)                    446,968               440,785
      Unbilled receivables                                                               21,589                18,933
      Inventories                                                                       116,038               129,404
      Deferred income tax benefits                                                       28,692                26,338
      Other current assets                                                               88,594                88,371
                                                                                     ----------            ----------
             Total current assets                                                       823,543               817,738
Properties and equipment, at cost less accumulated
      depreciation of $138,579 (2000-$132,308)                                          155,030               158,535
Goodwill, less accumulated amortization of $123,488 (2000-$115,832)                   1,159,725             1,168,151
Other noncurrent assets                                                                  77,708                65,794
                                                                                     ----------            ----------
      Total assets                                                                   $2,216,006            $2,210,218
                                                                                     ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $  114,254            $  118,941
      Amounts payable pursuant to acquisition agreements                                  4,597                 4,372
      Current debt                                                                        1,378                 1,619
      Accrued employee compensation                                                      21,761                30,113
      Deferred revenue                                                                   22,549                28,333
      Income taxes payable                                                               16,721                14,238
      Other current liabilities                                                          64,937                59,393
                                                                                     ----------            ----------
             Total current liabilities                                                  246,197               257,009

Long-term debt                                                                           60,852               435,706
5.0% convertible subordinated debentures, due 2007                                      345,000               345,000
8.125% senior subordinated notes, due 2011                                              375,000                     -
Deferred income taxes                                                                    61,403                63,579
Amounts payable pursuant to acquisition agreements                                        9,001                12,675
Other noncurrent liabilities                                                             29,161                27,826
                                                                                     ----------            ----------
             Total liabilities                                                        1,126,614             1,141,795
Stockholders' equity:
      Preferred stock, no par value, 1,000,000 shares authorized,
             none issued and outstanding                                                      -                     -
      Common stock, $1 par value, 200,000,000 shares authorized,
             93,919,000 shares issued (2000-92,730,600 shares issued)                    93,919                92,731
      Paid-in capital                                                                   711,305               692,695
      Retained earnings                                                                 331,599               315,638
                                                                                     ----------            ----------
                                                                                      1,136,823             1,101,064

      Treasury stock, at cost-820,000 shares (2000-574,200 shares)                      (16,214)              (10,808)
      Deferred compensation                                                             (28,422)              (18,915)
      Accumulated other comprehensive income                                             (2,795)               (2,918)
                                                                                     ----------            ----------
             Total stockholders' equity                                               1,089,392             1,068,423
                                                                                     ----------            ----------
             Total liabilities and stockholders' equity                              $2,216,006            $2,210,218
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

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                      Consolidated Statement of Cash Flows
                                    UNAUDITED

(In thousands)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                             ----------------------------
                                                                                 2001             2000
                                                                             ----------         ---------
Cash flows from operating activities:
Net income                                                                   $  18,044          $ 14,393
Adjustments to reconcile net income to net cash
    flows from operating activities:
         Depreciation                                                            8,266             8,859
         Amortization                                                            9,870            10,853
         Provision for doubtful accounts                                         7,219             7,006
         Deferred tax (benefit) provision                                       (3,058)            1,248
         Non-cash portion of restructuring charges                                   -               724
  Changes in assets and liabilities, net of effects from acquisition of businesses:
         Accounts receivable and unbilled receivables                           (9,132)          (11,380)
         Inventories                                                            13,590            (7,835)
         Current and noncurrent assets                                          (3,045)           (3,932)
         Accounts payable                                                       (4,474)           (8,825)
         Accrued employee compensation                                          (6,283)           (6,867)
         Deferred revenue                                                       (5,784)           (1,806)
         Current and noncurrent liabilities                                      6,895            25,043
                                                                             ---------          --------
                     Net cash flows from operating activities                   32,108            27,481
                                                                             ---------          --------

Cash flows from investing activities:
    Acquisition of businesses                                                   (5,154)          (16,912)
    Capital expenditures                                                        (4,606)           (8,444)
    Transfer of cash to trusts for employee health and severance
         costs, net of payments out of the trust                                (4,096)           (4,900)
    Other                                                                          286                58
                                                                             ---------          --------
                     Net cash flows from investing activities                  (13,570)          (30,198)
                                                                             ---------          --------
Cash flows from financing activities:
    Borrowings on line of credit facilities                                     70,000                 -
    Payments on line of credit facilities                                     (445,000)          (10,000)
    Proceeds from long-term borrowings                                         375,000                 -
    Fees paid for financing arrangements                                       (14,314)                -
    Proceeds from and (payments) for exercise of stock options,
         net of stock tendered in payment                                        1,964              (762)
    Dividends paid                                                              (2,083)           (2,074)
    Other                                                                         (350)             (353)
                                                                             ---------          --------
                     Net cash flows from financing activities                  (14,783)          (13,189)
                                                                             ---------          --------
Effect of exchange rate changes on cash                                            (96)              (40)
                                                                             ---------          --------
Net increase (decrease) in cash and cash equivalents                             3,659           (15,946)
Cash and cash equivalents at beginning of period                               111,607            97,267
                                                                             ---------          --------
Cash and cash equivalents at end of period                                   $ 115,266          $ 81,321
                                                                             =========          ========


               The Notes to Consolidated Financial Statements are
                       an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements


1. The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in Notes 3 and 5) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2. Based on the "management approach," as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 43 states in the United States of America ("USA"). The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 26 countries around the world, including the USA.

         The table below presents information about the reportable segments as of and for the three months ended March 31, 2001 and 2000 (in thousands):


                                                                             Three Months Ended March 31,
                                                         -------------------------------------------------------------------------
                                                                                                Corporate
                                                             Pharmacy            CRO               and            Consolidated
2001:                                                        Services          Services       Consolidating          Totals
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                          $  495,401         $ 28,244          $      -            $ 523,645
Depreciation and amortization                                      16,624            1,137               375               18,136
Operating income (expense), excluding other (expense)              49,222            2,012            (6,886)              44,348
Other (expense)                                                    (1,817)               -                 -               (1,817)
Operating income (expense)                                         47,405            2,012            (6,886)              42,531
Total assets                                                    1,955,775          111,299           148,932            2,216,006
Expenditures for additions to long-lived assets                     4,310               77               219                4,606
=================================================================================================================================

2000:
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                          $  460,946         $ 32,080          $      -            $ 493,026
Depreciation and amortization                                      18,465            1,005               242               19,712
Operating income (expense), excluding restructuring
   and other related charges                                       43,341            2,732            (6,224)              39,849
Restructuring and other related charges                            (4,278)               -                 -               (4,278)
Operating income (expense)                                         39,063            2,732            (6,224)              35,571
Total assets                                                    1,935,327          120,178           114,204            2,169,709
Expenditures for additions to long-lived assets                     7,378            1,013                53                8,444
=================================================================================================================================

3. In 2000, the Company completed its previously disclosed productivity and consolidation program (the "Program"). As part of the Program, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The Program also resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full and part-time employees, and annualized pretax savings in excess of $46 million upon completion.

         Details of the year-to-date March 31, 2001 and December 31, 2000 activity relating to the Program follow (in thousands):


                                                   Balance at             Utilized               Balance at
                                                  December 31,             during                 March 31,
                                                      2000                  2001                    2001
                                                  ------------          -----------            ------------
Restructuring charges:
   Employee severance                                 $ 3,390             $ (1,734)               $ 1,656
   Employment agreement buy-outs                          676                 (453)                   223
   Lease terminations                                   2,593                 (746)                 1,847
   Other assets and facility exit costs                 2,538               (1,340)                 1,198
                                                   -----------          -----------            -----------
      Total restructuring charges                     $ 9,197             $ (4,273)               $ 4,924
                                                   ===========          ===========            ===========


                                                 Balance at                                  Utilized            Balance at
                                                December 31,             2000                  during             December 31,
                                                  1999                Provision                2000                 2000
                                              ------------------  ----------------   --------------------   -------------------
Restructuring charges:
   Employee severance                        $    8,461            $   3,296            $     (8,367)        $      3,390
   Employment agreement buy-outs                  3,363                1,048                  (3,735)                 676
   Lease terminations                             4,523                1,881                  (3,811)               2,593
   Other assets and facility exit costs           1,648               10,627                  (9,737)               2,538
                                             ----------            ---------            ------------         ------------
      Total restructuring charges            $   17,995               16,852            $    (25,650)        $      9,197
                                             ==========                                 ============         ============
Other related charges                                                 10,347
                                                                   ---------
      Total restructuring and other
         related charges                                           $  27,199
                                                                   =========

         In connection with the Program, Omnicare expensed a total of $4.3 million pretax ($2.7 million after taxes) in the first quarter of 2000, and $62.6 million pretax ($39.8 million after taxes) for restructuring and other related charges over the duration of the entire Program (including 1999 activity). The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing approximately $11.0 million of pretax non-cash items over the life of the Program) and facility exit costs. The other related charges were primarily comprised of consulting fees and duplicate costs associated with the Program, as well as the write-off of certain non-core health care investments. As of March 31, 2001, the Company had paid approximately
$21.4 million of severance and other employee-related costs relating to the employee reductions. The remaining liabilities at March 31, 2001 represent amounts not yet paid relating to actions taken in connection with the Program (primarily severance payments, lease payments and professional fees), and will be adjusted as these matters are settled.

4. On March 20, 2001, the Company completed the offering of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"), issued at par through a private placement. Concurrent with the issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new credit facility of $70.0 million were used to repay outstanding indebtedness under the Company's existing credit facilities, which totaled $435.0 million at December 31, 2000, and such existing facilities were terminated. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that allowed it to increase the size of the Revolving Credit Facility to $500.0 million. The Revolving Credit Facility bears interest at the Company's option at a rate equal to either (i) the higher of (a) the administrative agent's prime rate and (b) the sum of the federal funds rate plus 0.50%, or (ii) LIBOR plus a margin that varies depending on certain ratings on the Company's senior long-term debt. The current interest rate is LIBOR plus 1.375%. The Company is also charged a commitment fee, currently 0.375%, on the unused portion of the Revolving Credit Facility that also varies depending on such ratings. There is no utilization fee associated with the Revolving Credit Facility. The Company classified the $435.0 million as long-term debt at December 31, 2000 based on the transactions described above.

5. Included in the 2001 first quarter results is an other expense item totaling $1.8 million pretax ($1.1 million aftertax, or 1 cent per diluted share). This one-time charge represents a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration for review and determination of the amount of overpayment.

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

Results of Operations
Quarter Ended March 31, 2001 vs. 2000

Consolidated

         Diluted earnings per share for the three months ended March 31, 2001 were $0.21, excluding the impact of a one-time other expense item (further discussed below), as compared with $0.19 earned in the prior year quarter, excluding restructuring and other related charges associated with a productivity and consolidation initiative completed in 2000. Net income for the 2001 quarter, on that basis, was $19.2 million versus the $17.1 million earned in the comparable 2000 quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), on the same basis, totaled $62.5 million for the three months ended March 31, 2001 as compared with EBITDA of $59.6 million in the first quarter of 2000. Sales for the three months ended March 31, 2001 rose to $523.6 million from the $493.0 million recorded in the comparable prior year period.

         Included in the 2001 quarterly results was a one-time charge of $1.8 million pretax ($1.1 million aftertax, or 1 cent per diluted share) representing a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration for review and determination of the amount of overpayment. Included in the 2000 quarter was a charge of $4.3 million pretax ($2.7 million aftertax, or 3 cents per diluted share) related to the Company's previously reported productivity and consolidation initiative (the "Program"). Including these items in both quarters, earnings per diluted share were 19 cents in 2001 versus 16 cents in 2000; EBITDA was $60.7 million versus $55.3 million, respectively; and net income was $18.0 million versus $14.4 million, respectively.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $495.4 million for the first quarter of 2001, ahead of the comparable prior year quarter by $34.5 million. Operating profit in this segment reached $49.2 million (excluding the previously mentioned one-time charge), also ahead of the prior year quarter amount of $43.3 million (excluding restructuring and other related charges). Owing to the efforts of the Company's National Sales & Marketing Group and pharmacy staff in developing new contracts, solid new account growth (including additional business under the Company's contract with Marriott Senior Living Communities), net of the elimination of certain high credit risk or uneconomic accounts, increased the number of residents served to 645,100 as compared with 634,500 one year earlier. Additionally, higher drug utilization, the expansion of clinical programs and drug price inflation contributed to increased sales. Moreover, the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, served to increase pharmacy sales. The increase in sales in relation to a lower operating cost structure brought about by the completion of the Program in December 2000, produced increased operating margins in the Pharmacy Services segment as well. These factors, along with a gradually improving operating environment in the skilled nursing facility market brought about by the implementation of the Balanced Budget Refinement Act of 1999, favorably impacted the performance of the Pharmacy Services segment during the quarter.

CRO Services Segment

         Omnicare's Clinical Research ("CRO Services") segment recorded revenues of $28.2 million during the first quarter of 2001 as compared to $32.1 million recorded in the same prior year period, representing a decline of $3.9 million. This decline was primarily related to the continued impact of delays in decision making by pharmaceutical manufacturers in commencing clinical studies experienced throughout 2000, relating in part to merger activities, as well as the cancellation of planned projects prior to commencement. Operating profit in this segment for the first quarter of 2001 was $2.0 million, a decline of $0.7 million in comparison to the same prior year quarter operating profit of $2.7 million, reflecting staffing and other expenses related to the initiation of projects that will not produce revenues until subsequent periods. Given an improving operating environment in the CRO Services segment due, in part, to reduced merger activity in the pharmaceutical industry, the backlog of new projects increased to approximately $213 million at March 31, 2001, representing an increase of $71 million as compared to the backlog of approximately
$142 million at March 31, 2000.

Consolidated

         The Company's consolidated gross profit as a percentage of sales of 26.8% in the first quarter of 2001 was relatively consistent with the comparable prior year quarter rate of 26.9%, and represented a year-to-year increase in gross profit of $7.6 million to $140.3 million. Positively impacting gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies, and the reduced cost structure brought about by the Program. These favorable factors were more than offset by the previously mentioned less favorable performance of the CRO Services segment, along with the above-described shift in mix toward newer, branded drugs which typically produce higher gross profit, but lower gross profit margins.

         Omnicare's selling, general and administrative ("operating") expenses for the quarter ended March 31, 2001 of $95.9 million were higher than the comparable prior year amount by $3.1 million due to the overall growth of the business. Operating expenses as a percentage of sales, however, totaled 18.3% in the 2001 first quarter, representing a decline from the 18.8% experienced in the comparable prior year period. This decline is primarily due to the favorable impact of the Program, which was successfully completed in 2000.

         The Program was designed to gain maximum benefits from the Company's acquisition program and to respond to changes in the healthcare industry. The Program eliminated redundant efforts, simplified work processes and applied technology to maximize employee productivity and standardize operations around best practices. As part of the initiative, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The Program resulted in the reduction of 16% of the Company's workforce or approximately 1,800 full and part-time employees, and annualized pretax savings in excess of $46 million upon completion. In connection with the Program, the Company recorded pretax restructuring and other related expenses of $4.3 million in the first quarter of 2000, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets and facility exit costs, and other related charges.

         Investment income and interest expense for the three months ended March 31, 2001 of $0.5 million and $13.9 million, respectively, were relatively consistent with the comparable prior year quarter.

         The increase in the effective tax rate to 38.0% in the first quarter of 2001 from 37.1% in the comparable prior year quarter is primarily attributable to the full utilization in 2000 of certain benefits derived from the Company's state tax planning program. While other state tax planning benefits will continue, they will be realized at a different magnitude than was the case in 2000. The effective tax rates in the 2001 and 2000 first quarters are higher than the federal statutory rate primarily due to state and local income taxes.

Liquidity and Capital Resources

         Cash and cash equivalents (including restricted cash) at March 31, 2001 were $121.7 million compared to $113.9 million at December 31, 2000. The Company generated positive net cash flows from operating activities of $32.1 million during the three months ended March 31, 2001, which was used primarily for acquisition-related payments (including amounts payable pursuant to acquisition agreements relating to pre-2001 acquisitions), capital expenditures, debt repayment, debt issuance costs and dividends. Improved management of working capital contributed to the favorable operating cash flow results through March 31, 2001 as compared to the $27.5 million generated in the 2000 first quarter.

         On March 20, 2001, the Company completed the offering of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"), issued at par through a private placement. Concurrent with the issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new credit facility of $70.0 million were used to repay outstanding indebtedness under the Company's existing credit facilities, which totaled $435.0 million at December 31, 2000, and such existing facilities were terminated. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that allowed it to increase the size of the Revolving Credit Facility to $500.0 million. The Revolving Credit Facility currently bears an interest rate of LIBOR plus 1.375%.

         The Company's capital requirements are primarily comprised of ongoing payments originating from its acquisition program and capital expenditures, including those related to investments in the Company's information technology systems. There are no material commitments and contingencies outstanding at March 31, 2001, other than certain estimated acquisition-related payments to be made in the future (e.g., earnout provisions, deferred consideration, indemnification payments, etc.).

         The Company's current ratio of 3.3 to 1.0 at March 31, 2001 was relatively consistent with the 3.2 to 1.0 in existence at December 31, 2000.

         On February 12, 2001, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share in 2001. Dividends of $2.1 million paid during the three months ended March 31, 2001 were consistent with those paid in the comparable prior year period.

         The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. However, the Company may in the future, incur additional indebtedness or issue additional equity. The Company believes that, if needed, external sources of financing are readily available.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

         In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to internal growth resulting from the development of new contracts;
the impact of the contract with Marriott Senior Living Communities; drug utilization rates; the expansion of clinical programs; drug price inflation;
the impact of penetration of new drugs; the impact of the productivity and consolidation intiative; the operating environment for skilled nursing facilities; the impact of delayed decision-making and project cancellation by pharmaceutical manufacturers; the ability of CRO projects to produce revenues in subsequent periods; the operating environment in the CRO
Services segment; purchasing leverage; the leveraging of costs; the formulary compliance program; benefits from the Company's state tax planning program; the adequacy and availability of Omnicare's sources of liquidity and capital and the availability of external sources of financing. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions; delays in reimbursement by the government and other payors to our customers; the overall financial condition of our customers; the ability to assess and react to the financial condition of customers; the impact of seasonality on the business of Omnicare; the continued successful integration of the CRO business and acquired companies; the effect of new government regulations, executive orders and/or legislative initiatives including those relating to reimbursement and drug pricing policies and in the interpretation and application of such policies; the outcome of litigation; the failure of Omnicare to obtain or maintain required regulatory approvals or licenses; loss or delay of CRO contracts for regulatory or other reasons; the ability to attract or retain needed management; the ability to implement additional opportunities for lowering costs and to realize anticipated benefits; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; the continued availability of suitable acquisition candidates; changes in tax law and regulation; trends for the continued growth of the businesses of Omnicare; volatility in Omnicare's stock price; access to capital and financing; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; and variations in costs or expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

         Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at March 31, 2001 include $60.0 million outstanding under its three-year, $495.0 million variable-rate revolving line of credit facility ("Revolving Credit Facility") at an interest rate of LIBOR plus 1.375%, or 6.5% at March 31, 2001 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $0.2 million per quarter); $375.0 million outstanding under its 8.125% senior subordinated notes ("Senior Notes") due 2011; and $345.0 million outstanding under convertible subordinated debentures due in 2007 ("Convertible Debentures"), which accrue interest at a fixed rate of 5.0%. The fair value of Omnicare's Revolving Credit Facility approximates its carrying value, and the fair value of the Convertible Debentures and the Senior Notes is $302.3 million and $384.4, million, respectively, at March 31, 2001.

         On April 17, 2001 the Company increased the capacity of its $495.0 million variable-rate, revolving line of credit facility to $500.0 million.

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                  Number                              Exhibit
                  -------                             -------
                  11                    Computation of Earnings Per Common Share

         (b)      Reports on Form 8-K

                  The Company filed Reports on Form 8-K on March 6, 2001 and March 23, 2001, both of which related to its private placement of the Senior Notes and establishment of the new Revolving Credit Facility, as further disclosed in Note 4 to the Company's March 31, 2001 consolidated financial statements and related notes, located at Part 1, Item 1 of this Form 10-Q Filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Omnicare, Inc.
                                           -----------------------------------
                                           Registrant


Date   May 15, 2001                        By:  /s/ David W. Froesel, Jr.
     -------------------------------            ------------------------------
                                                    David W. Froesel, Jr.
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer
                                                    and Director)