Form 10-Q
period 2001-06-30
OMNICARE INC
filed 2001-08-13
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                         For Quarter Ended June 30, 2001
                          Commission File Number 1-8269



                                 OMNICARE, INC.
                                ----------------

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

         2)       has been subject to such filing requirement for the past
                  90 days.

Yes    x         No
    ---------       ------

COMMON STOCK OUTSTANDING

                                    Number of
                                      Shares         Date
                                      ------         ----
Common Stock, $1 par value          93,235,238     June 30, 2001

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES



                                      INDEX


                                                                                            PAGE
                                                                                            ----
Part I.           Financial Information:

         Item 1.       Financial Statements

                           Consolidated Statement of Income -
                                    Three and six months ended -
                                    June 30, 2001 and 2000                                       3

                           Consolidated Balance Sheet -
                                    June 30, 2001 and December 31, 2000                          4

                           Consolidated Statement of Cash Flows -
                                    Six months ended -
                                    June 30, 2001 and 2000                                       5

                           Notes to Consolidated Financial Statements                            6

         Item 2.       Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                                       15

         Item 3.       Quantitative and Qualitative Disclosures About Market Risk               23


Part II.          Other Information:

         Item 4.       Submission of Matters to a Vote of Security Holders                      24

         Item 6.       Exhibits and Reports on Form 8-K                                         25


                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               OMNICARE, INC. AND SUBSIDIARY COMPANIES
                  Consolidated Statement of Income
                              UNAUDITED

(In thousands, except per share data)

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                               June 30,
                                                      ----------------------------------  ------------------------------------
                                                         2001                2000               2001               2000
                                                      --------------   -----------------  -----------------  -----------------
Sales                                                 $ 530,065        $ 480,510           $ 1,053,710          $ 973,536
Cost of sales                                           388,002          353,716               771,383            714,125
                                                      ---------        ---------           -----------          ---------
Gross profit                                            142,063          126,794               282,327            259,411
Selling, general and administrative expenses             94,090           90,424               190,006            183,192
Other expense (Note 5)                                    3,000                -                 4,817                  -
Restructuring and other related charges (Note 3)              -            6,150                     -             10,428
                                                      ---------        ---------           -----------          ---------
Operating income                                         44,973           30,220                87,504             65,791
Investment income                                           748              357                 1,222                816
Interest expense                                        (14,415)         (13,634)              (28,324)           (26,799)
                                                      ---------        ---------           -----------          ---------
Income before income taxes                               31,306           16,943                60,402             39,808
Income taxes                                             11,910            6,267                22,962             14,739
                                                      ---------        ---------           -----------          ---------
Net income                                            $  19,396        $  10,676           $    37,440          $  25,069
                                                      =========        =========           ===========          =========
Earnings per share:
        Basic                                         $    0.21        $    0.12           $      0.40          $    0.27
                                                      =========        =========           ===========          =========
        Diluted                                       $    0.21        $    0.12           $      0.40          $    0.27
                                                      =========        =========           ===========          =========
Weighted average number of common shares outstanding:
        Basic                                            93,198           92,155                92,812             91,877
                                                      =========        =========           ===========          =========
        Diluted                                          94,042           92,155                93,692             91,877
                                                      =========        =========           ===========          =========
Comprehensive income                                  $  18,758        $  10,283           $    36,925          $  24,364
                                                      =========        =========           ===========          =========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                             OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                   Consolidated Balance Sheet
(In thousands, except share data)

                                                                              UNAUDITED
                                                                               June 30,            December 31,
                                                                                2001                   2000
                                                                            -----------            ------------
ASSETS
Current assets:
        Cash and cash equivalents                                           $  117,703             $  111,607
        Restricted cash                                                          6,317                  2,300
        Accounts receivable, less allowance of $43,975 (2000-$40,497)          441,196                440,785
        Unbilled receivables                                                    26,627                 18,933
        Inventories                                                            134,296                129,404
        Deferred income tax benefits                                            21,500                 26,338
        Other current assets                                                    91,656                 88,371
                                                                            ----------             ----------
                Total current assets                                           839,295                817,738
Properties and equipment, at cost less accumulated
        depreciation of $146,209 (2000-$132,308)                               155,512                158,535
Goodwill, less accumulated amortization of $131,867 (2000-$115,832)          1,146,171              1,168,151
Other noncurrent assets                                                         78,582                 65,794
                                                                            ----------             ----------
               Total assets                                                 $2,219,560             $2,210,218
                                                                            ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                    $  116,802             $  118,941
        Amounts payable pursuant to acquisition agreements                       5,723                  4,372
        Current debt                                                               333                  1,619
        Accrued employee compensation                                           21,641                 30,113
        Deferred revenue                                                        21,099                 28,333
        Income taxes payable                                                        63                 14,238
        Other current liabilities                                               57,752                 59,393
                                                                            ----------             ----------
                Total current liabilities                                      223,413                257,009
Long-term debt                                                                  50,705                435,706
5.0% convertible subordinated debentures, due 2007                             345,000                345,000
8.125% senior subordinated notes, due 2011                                     375,000                      -
Deferred income taxes                                                           79,139                 63,579
Amounts payable pursuant to acquisition agreements                               6,821                 12,675
Other noncurrent liabilities                                                    30,448                 27,826
                                                                            ----------             ----------
                Total liabilities                                            1,110,526              1,141,795
Stockholders' equity:
        Preferred stock, no par value, 1,000,000  shares authorized,
                none issued and outstanding                                          -                      -
        Common stock, $1 par value, 200,000,000 shares authorized,
                94,056,200 shares issued (2000-92,730,600 shares issued)        94,056                 92,731
        Paid-in capital                                                        713,456                692,695
        Retained earnings                                                      348,897                315,638
                                                                            ----------             ----------
                                                                             1,156,409              1,101,064
        Treasury stock, at cost-821,000 shares (2000-574,200 shares)           (16,256)               (10,808)
        Deferred compensation                                                  (27,438)               (18,915)
        Accumulated other comprehensive income                                  (3,681)                (2,918)
                                                                            ----------             ----------
                Total stockholders' equity                                   1,109,034              1,068,423
                                                                            ----------             ----------
                Total liabilities and stockholders' equity                  $2,219,560             $2,210,218
                                                                            ==========             ==========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                       Consolidated Statement of Cash Flow
                                    UNAUDITED
(In thousands)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                -------------------------------------
                                                                                        2001                2000
                                                                                -----------------  ------------------

Cash flows from operating activities:
Net income                                                                              $ 37,440            $ 25,069
Adjustments to reconcile net income to net cash
      flows from operating activities:
           Depreciation                                                                   16,322              17,322
           Amortization                                                                   20,092              21,518
           Provision for doubtful accounts                                                13,841              12,241
           Deferred tax provision                                                         22,101               2,900
           Non-cash portion of restructuring charges                                           -               1,701
      Changes in assets and liabilities, net of effects from acquisition of businesses:
           Accounts receivable and unbilled receivables                                  (15,131)            (19,440)
           Inventories                                                                    (4,668)            (14,578)
           Current and noncurrent assets                                                  (7,080)             (1,118)
           Accounts payable                                                               (1,927)              4,749
           Accrued employee compensation                                                  (6,294)            (12,363)
           Deferred revenue                                                               (7,234)              2,492
           Current and noncurrent liabilities                                            (13,406)             19,212
                                                                                       ---------            --------
                        Net cash flows from operating activities                          54,056              59,705
                                                                                       ---------            --------
Cash flows from investing activities:
      Acquisition of businesses                                                           (5,993)            (25,662)
      Capital expenditures                                                               (11,402)            (16,224)
      Transfer of cash to trusts for employee health and severance
         costs, net of payments out of the trust                                          (4,017)             (4,733)
      Other                                                                                  293                 200
                                                                                       ---------            --------
                        Net cash flows from investing activities                         (21,119)            (46,419)
                                                                                       ---------            --------
Cash flows from financing activities:
      Borrowings on line of credit facilities                                             70,000                   -
      Payments on line of credit facilities                                             (455,000)            (10,000)
      Proceeds from long-term borrowings                                                 375,000                   -
      Principal payments on long-term obligations                                         (1,429)             (1,528)
      Fees paid for financing arrangements                                               (14,418)                  -
      Proceeds from and (payments) for exercise of stock options,
         net of stock tendered in payment                                                  3,587                (756)
      Dividends paid                                                                      (4,181)             (4,147)
                                                                                       ---------            --------
                        Net cash flows from financing activities                         (26,441)            (16,431)
                                                                                       ---------            --------
Effect of exchange rate changes on cash                                                     (400)               (202)
                                                                                       ---------            --------
Net increase (decrease) in cash and cash equivalents                                       6,096              (3,347)
Cash and cash equivalents at beginning of period                                         111,607              97,267
                                                                                       ---------            --------
Cash and cash equivalents at end of period                                             $ 117,703            $ 93,920
                                                                                       =========            ========



The Notes to Consolidated Financial Statements are an integral part of this statement.
                                       5

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



1.       Interim Financial Data

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

2.       Segment Information

         Based on the "management approach," as defined by Statement of Financial Accounting Standards ("SFAS") No. 131, Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 43 states in the United States of America ("USA"). The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 26 countries around the world, including the USA.

         The table below presents information about the reportable segments as of and for the three and six months ended June 30, 2001 and 2000 (in thousands):


                                                                           Three Months Ended June 30,
                                                          ------------------------------------------------------------------
                                                                                               Corporate
                                                              Pharmacy         CRO                and         Consolidated
2001:                                                         Services       Services        Consolidating       Totals
----------------------------------------------------------------------------------------------------------------------------

Sales                                                     $   498,178      $    31,887      $         -      $   530,065
Depreciation and amortization                                  16,966              920              392           18,278
Operating income (expense), excluding other (expense)          52,305            2,801           (7,133)          47,973
Other (expense)                                                (3,000)               -                -           (3,000)
Operating income (expense)                                     49,305            2,801           (7,133)          44,973
Total assets                                                1,961,808          115,296          142,456        2,219,560
Expenditures for additions to long-lived assets                 6,205              297              294            6,796
========================================================================================================================
2000:
------------------------------------------------------------------------------------------------------------------------
Sales                                                     $   452,924      $    27,586      $         -      $   480,510
Depreciation and amortization                                  17,806            1,027              295           19,128
Operating income (expense), excluding restructuring
   and other related charges                                   43,003            1,042           (7,675)          36,370
Restructuring and other related charges                        (4,324)          (1,826)               -           (6,150)
Operating income (expense)                                     38,679             (784)          (7,675)          30,220
Total assets                                                1,947,884          119,214          110,699        2,177,797
Expenditures for additions to long-lived assets                 6,355            1,090              335            7,780
========================================================================================================================

                                                                               Six Months Ended June 30,
                                                             -----------------------------------------------------------
                                                                                              Corporate
                                                               Pharmacy            CRO           and          Consolidated
2001:                                                          Services          Services    Consolidating        Totals
------------------------------------------------------------------------------------------------------------------------
Sales                                                            $  993,579      $ 60,131      $      -       $1,053,710
Depreciation and amortization                                        33,590         2,057           767           36,414
Operating income (expense), excluding other (expense)               101,527         4,813       (14,019)          92,321
Other (expense)                                                      (4,817)            -             -           (4,817)
Operating income (expense)                                           96,710         4,813       (14,019)          87,504
Total assets                                                      1,961,808       115,296       142,456        2,219,560
Expenditures for additions to long-lived assets                      10,515           374           513           11,402
========================================================================================================================
2000:
------------------------------------------------------------------------------------------------------------------------
Sales                                                            $  913,870      $ 59,666      $      -       $  973,536
Depreciation and amortization                                        36,271         2,032           537           38,840
Operating income (expense), excluding restructuring
   and other related charges                                         86,344         3,774       (13,899)          76,219
Restructuring and other related charges                              (8,602)       (1,826)            -          (10,428)
Operating income (expense)                                           77,742         1,948       (13,899)          65,791
Total assets                                                      1,947,884       119,214       110,699        2,177,797
Expenditures for additions to long-lived assets                      13,733         2,103           388           16,224
========================================================================================================================


3. Restructuring and Other Related Charges

         In 2000, the Company completed its previously disclosed productivity and consolidation program. As part of the program, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The program also resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full and part-time employees, and annualized pretax savings in excess of $46 million upon completion.

         Details of the year-to-date June 30, 2001 and December 31, 2000 activity relating to the program follow (in thousands):

                                               Balance at           Utilized
                                              December 31,           during          Balance at
                                                  2000                2001          June 30, 2001
                                              ------------        -------------    ---------------
Restructuring charges:
    Employee severance                          $ 3,390             $ (2,602)            $   788
    Employment agreement buy-outs                   676                 (676)                  -
    Lease terminations                            2,593               (1,292)              1,301
    Other assets and facility exit costs          2,538               (1,881)                657
                                                -------             --------             -------
      Total restructuring charges               $ 9,197             $ (6,451)            $ 2,746
                                                =======             ========             =======

                                                 Balance at                         Utilized        Balance at
                                                 December 31,         2000           during        December 31,
                                                    1999           Provision          2000            2000
                                               --------------     -----------     -----------     --------------
Restructuring charges:
    Employee severance                            $ 8,461           $ 3,296         $ (8,367)        $ 3,390
    Employment agreement buy-outs                   3,363             1,048           (3,735)            676
    Lease terminations                              4,523             1,881           (3,811)          2,593
    Other assets and facility exit costs            1,648            10,627           (9,737)          2,538
                                                 --------           -------        ---------         -------
      Total restructuring charges                $ 17,995            16,852        $ (25,650)        $ 9,197
                                                 ========                          =========         =======
Other related charges                                                10,347
                                                                   --------
      Total restructuring and other
         related charges                                           $ 27,199
                                                                   ========


         In connection with the program, Omnicare expensed a total of $6.2 million and $10.4 million pretax ($3.9 million and $6.6 million after taxes, or 4 cents and 7 cents per diluted share, respectively) in the three and six months ended June 2000, respectively. Additionally, $62.6 million pretax ($39.8 million after taxes) was incurred for restructuring and other related charges over the duration of the entire program (including 1999 activity). The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing approximately $11.0 million of pretax non-cash items over the life of the program) and facility exit costs. The other related charges were primarily comprised of consulting fees and duplicate costs associated with the program, as well as the write-off of certain non-core healthcare investments. As of June 30, 2001, the Company paid approximately $22.5 million of severance and other employee-related costs relating to the employee reductions. The remaining liabilities at June 30, 2001 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments), and will be adjusted as these matters are settled.

4. Long-Term Debt

         On March 20, 2001, the Company completed the offering of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"), issued at par through a private placement. Concurrent with the issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new credit facility of $70.0 million were used to repay outstanding indebtedness under the Company's existing credit facilities, which totaled $435.0 million at December 31, 2000, and such existing facilities were terminated. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that allowed it to increase the size of the Revolving Credit Facility to $500.0 million. The Revolving Credit Facility bears interest at the Company's option at a rate equal to either: (i) LIBOR plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or ii) the higher of (a) the administrative agent's prime rate, or (b) the sum of the federal funds rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the Revolving Credit Facility, which also varies depending on such ratings. At June 30, 2001, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Revolving Credit Facility.

5. Other Expense

         Included in the year-to-date June 2001 results are other expense items totaling $1.8 million pretax ($1.1 million aftertax, or 1 cent per diluted share) and $3.0 million pretax ($1.9 million aftertax, or 2 cents per diluted share). The $1.8 million one-time charge recorded in the first quarter of 2001 represents a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration for review and determination of the amount of overpayment. The $3.0 million one-time charge recorded in the second quarter of 2001 represents a settlement during June 2001 of certain contractual issues with a customer, which issues and amount relate to prior year periods.

6. Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         SFAS 141, which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", requires that all business combinations entered into after the effective date of July 1, 2001 be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. Omnicare does not expect this standard to have a significant impact on the Company's consolidated financial position, results of operations and cash flows.

         SFAS 142, which replaces APB Opinion No. 17, "Intangible Assets", defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on the process for this testing at the reporting unit level and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The Company is currently evaluating the impact of this new standard on Omnicare's consolidated financial position, results of operations and cash flows. It is anticipated that this new standard will serve to significantly increase the Company's net income. Additionally, an impairment analysis will be conducted upon implementation of SFAS 142 and required adjustments, if any, to the carrying value of goodwill will be recognized during 2002 as a change in accounting principle.

7. Guarantor Subsidiaries

         The Company's Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2001 and December 31, 2000 for the balance sheet, the statement of income for each of the three and six month periods ended June 30, 2001 and 2000, and the statement of cash flows for the six months ended June 30, 2001 and 2000 (in thousands). Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statement of cash flows since there were no significant eliminating amounts during the periods presented.

                    Summary Consolidating Statement of Income


                                                                     Three Months Ended June 30,
                                                 -----------------------------------------------------------------------
                                                                                                         Omnicare, Inc.
                                                                 Guarantor   Non-Guarantor                   and
2001:                                              Parent       Subsidiaries Subsidiaries  Eliminations  Subsidiaries
------------------------------------------------------------------------------------------------------------------------

 Sales                                           $       -     $ 507,428     $  41,752     $ (19,115)    $ 530,065
 Cost of sales                                           -       369,676        37,441       (19,115)      388,002
                                                 ---------     ---------     ---------     ---------     ---------
 Gross profit                                            -       137,752         4,311             -       142,063
 Selling, general and administrative expenses        4,052        84,174         5,864             -        94,090
 Other expense                                           -         3,000             -             -         3,000
                                                 ---------     ---------     ---------     ---------     ---------
 Operating income                                   (4,052)       50,578        (1,553)            -        44,973
 Investment income                                     617            86            45             -           748
 Interest expense                                  (13,616)         (587)         (212)            -       (14,415)
                                                 ---------     ---------     ---------     ---------     ---------
 Income before income taxes                        (17,051)       50,077        (1,720)            -        31,306
 Income taxes                                       (6,479)       19,017          (628)            -        11,910
 Equity in net income of subsidiaries               29,968             -             -       (29,968)            -
                                                 ---------     ---------     ---------     ---------     ---------
 Net income                                      $  19,396     $  31,060     $  (1,092)    $ (29,968)    $  19,396
==================================================================================================================

2000:
------------------------------------------------------------------------------------------------------------------
 Sales                                           $       -     $ 456,864     $  41,741     $ (18,095)    $ 480,510
 Cost of sales                                           -       335,802        36,009       (18,095)      353,716
                                                 ---------     ---------     ---------     ---------     ---------
 Gross profit                                            -       121,062         5,732             -       126,794
 Selling, general and administrative expenses        3,106        80,202         7,116             -        90,424
 Restructuring and other related charges                 -         5,386           764             -         6,150
                                                 ---------     ---------     ---------     ---------     ---------
 Operating income                                   (3,106)       35,474        (2,148)            -        30,220
 Investment income                                     337           (60)           80             -           357
 Interest expense                                  (13,290)         (315)          (29)            -       (13,634)
                                                 ---------     ---------     ---------     ---------     ---------
 Income before income taxes                        (16,059)       35,099        (2,097)            -        16,943
 Income taxes                                       (5,942)       12,524          (315)            -         6,267
 Equity in net income of subsidiaries               20,793             -             -       (20,793)            -
                                                 ---------     ---------     ---------     ---------     ---------
 Net income                                      $  10,676     $  22,575     $  (1,782)    $ (20,793)    $  10,676
==================================================================================================================

                    Summary Consolidating Statement of Income

                                                                  Six Months Ended June 30,
                                                 ------------------------------------------------------------------------------
                                                                                                                 Omnicare, Inc.
                                                                 Guarantor       Non-Guarantor                       and
2001:                                              Parent        Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------
 Sales                                           $         -     $ 1,007,964     $    84,473     $   (38,727)    $ 1,053,710
 Cost of sales                                             -         735,259          74,851         (38,727)        771,383
                                                 -----------     -----------     -----------     -----------     -----------
 Gross profit                                              -         272,705           9,622               -         282,327
 Selling, general and administrative expenses          7,945         169,685          12,376               -         190,006
 Other expense                                             -           4,817               -               -           4,817
                                                 -----------     -----------     -----------     -----------     -----------
 Operating income                                     (7,945)         98,203          (2,754)              -          87,504
 Investment income                                     1,012              97             113               -           1,222
 Interest expense                                    (27,018)           (886)           (420)              -         (28,324)
                                                 -----------     -----------     -----------     -----------     -----------
 Income before income taxes                          (33,951)         97,414          (3,061)              -          60,402
 Income taxes                                        (12,901)         36,871          (1,008)              -          22,962
 Equity in net income of subsidiaries                 58,490               -               -         (58,490)              -
                                                 -----------     -----------     -----------     -----------     -----------
 Net income                                      $    37,440     $    60,543     $    (2,053)    $   (58,490)    $    37,440
============================================================================================================================
2000:
-------------------------------------------------------------------------------------------------------------------------------
 Sales                                           $         -     $   924,861     $    81,194     $   (32,519)    $   973,536
 Cost of sales                                             -         677,628          69,016         (32,519)        714,125
                                                 -----------     -----------     -----------     -----------     -----------
 Gross profit                                              -         247,233          12,178               -         259,411
 Selling, general and administrative expenses          6,203         162,447          14,542               -         183,192
 Restructuring and other related charges                   -           9,664             764               -          10,428
                                                 -----------     -----------     -----------     -----------     -----------
 Operating income                                     (6,203)         75,122          (3,128)              -          65,791
 Investment income                                       781             (96)            131               -             816
 Interest expense                                    (26,499)           (201)            (99)              -         (26,799)
                                                 -----------     -----------     -----------     -----------     -----------
 Income before income taxes                          (31,921)         74,825          (3,096)              -          39,808
 Income taxes                                        (11,811)         27,029            (479)              -          14,739
 Equity in net income of subsidiaries                 45,179               -               -         (45,179)              -
                                                 -----------     -----------     -----------     -----------     -----------
 Net income                                      $    25,069     $    47,796     $    (2,617)    $   (45,179)    $    25,069
============================================================================================================================


                      Condensed Consolidating Balance Sheet


                                                                                                                 Omnicare, Inc.
                                                                      Guarantor    Non-Guarantor                       and
June 30, 2001                                            Parent      Subsidiaries  Subsidiaries    Eliminations   Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                              $   90,337    $   21,631    $  5,735       $         -     $  117,703
 Restricted cash                                                 -         6,317           -                 -          6,317
 Accounts receivable, net (including intercompany)               -       416,837      34,815           (10,456)       441,196
 Inventories                                                     -       125,973       8,323                 -        134,296
 Other current assets                                        1,701       133,673       4,409                 -        139,783
                                                        ----------    ----------    --------       -----------     ----------
           Total current assets                             92,038       704,431      53,282           (10,456)       839,295
                                                        ----------    ----------    --------       -----------     ----------
 Properties and equipment, net                               4,058       138,463      12,991                 -        155,512
 Goodwill, net                                                   -     1,080,811      65,360                 -      1,146,171
 Other noncurrent assets                                    33,828        44,279         475                 -         78,582
 Investment in subsidiaries                              1,766,202             -           -        (1,766,202)             -
                                                        ----------    ----------    --------       -----------     ----------
           Total assets                                 $1,896,126    $1,967,984    $132,108       $(1,776,658)    $2,219,560
                                                        ==========    ==========    ========       ===========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Other current liabilities (including intercompany)     $   16,316    $  192,223    $ 25,330       $   (10,456)    $  223,413
                                                        ----------    ----------    --------       -----------     ----------
           Total current liabilities                        16,316       192,223      25,330           (10,456)       223,413
                                                        ----------    ----------    --------       -----------     ----------
 Long-term debt                                             50,000           639          66                 -         50,705
 5.0% convertible subordinated debentures, due 2007        345,000             -           -                 -        345,000
 8.125% senior subordinated notes, due 2011                375,000             -           -                 -        375,000
 Other noncurrent liabilities                                  776       102,805      12,827                 -        116,408
 Stockholders' equity                                    1,109,034     1,672,317      93,885        (1,766,202)     1,109,034
                                                        ----------    ----------    --------       -----------     ----------
           Total liabilities and stockholders' equity   $1,896,126    $1,967,984    $132,108       $(1,776,658)    $2,219,560
=============================================================================================================================

December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                                 $   48,663    $   59,274    $  3,670     $         -     $  111,607
 Restricted cash                                                    -         2,300           -               -          2,300
 Accounts receivable, net (including intercompany)                  -       433,061      30,150         (22,426)       440,785
 Inventories                                                        -       120,519       8,885               -        129,404
 Other current assets                                             580       127,341       5,721               -        133,642
                                                           ----------    ----------    --------     -----------     ----------
           Total current assets                                49,243       742,495      48,426         (22,426)       817,738
                                                           ----------    ----------    --------     -----------     ----------
 Properties and equipment, net                                  4,277       141,429      12,829               -        158,535
 Goodwill, net                                                      -     1,101,120      67,031               -      1,168,151
 Other noncurrent assets                                       29,640        35,251         903               -         65,794
 Investment in subsidiaries                                 1,778,655             -           -      (1,778,655)             -
                                                           ----------    ----------    --------     -----------     ----------
           Total assets                                    $1,861,815    $2,020,295    $129,189     $(1,801,081)    $2,210,218
                                                           ==========    ==========    ========     ===========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Other current liabilities (including intercompany)        $   12,716    $  230,415    $ 36,304     $   (22,426)    $  257,009
                                                           ----------    ----------    --------     -----------     ----------
           Total current liabilities                           12,716       230,415      36,304         (22,426)       257,009
                                                           ----------    ----------    --------     -----------     ----------
 Long-term debt                                               435,000           633          73               -        435,706
 5.0% convertible subordinated debentures, due 2007           345,000             -           -               -        345,000
 Other noncurrent liabilities                                     676       102,405         999               -        104,080
 Stockholders' equity                                       1,068,423     1,686,842      91,813      (1,778,655)     1,068,423
                                                           ----------    ----------    --------     -----------     ----------
           Total liabilities and stockholders' equity      $1,861,815    $2,020,295    $129,189     $(1,801,081)    $2,210,218
==============================================================================================================================

                                       13

                 Condensed Consolidating Statement of Cash Flows

                                                                              Six Months Ended June 30,
                                                                 ------------------------------------------------------
                                                                                                         Omnicare, Inc.
                                                                              Guarantor    Non-Guarantor      and
2001:                                                              Parent    Subsidiaries   Subsidiaries  Subsidiaries
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                  $      -      $ 13,109        $   732   $  13,841
Other                                                             (20,440)       57,465          3,190      40,215
                                                                 --------      --------       -------  ----------
                    Net cash flows from operating activities      (20,440)       70,574          3,922      54,056
                                                                 --------      --------       -------  ----------
Cash flows from investing activities:
Acquisition of businesses                                               -        (5,993)             -      (5,993)
Capital expenditures                                                    -        (9,987)        (1,415)    (11,402)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                             -        (4,017)             -      (4,017)
Other                                                                   -            16            277         293
                                                                 --------      --------       -------  ----------
                    Net cash flows from investing activities            -       (19,981)        (1,138)    (21,119)
                                                                 --------      --------       -------  ----------
Cash flows from financing activities:
Borrowings on line of credit facilities                            70,000             -              -      70,000
Payments on line of credit facilities                            (455,000)            -              -    (455,000)
Proceeds from long-term borrowings                                375,000             -              -     375,000
Fees paid for financing arrangements                              (14,418)            -              -     (14,418)
Other                                                              86,532       (88,236)          (319)     (2,023)
                                                                 --------      --------       -------  ----------
                    Net cash flows from financing activities       62,114       (88,236)          (319)    (26,441)
                                                                 --------      --------       -------  ----------
Effect of exchange rate changes on cash                                 -             -           (400)       (400)
                                                                 --------      --------       -------  ----------

Net increase (decrease) in cash and cash equivalents               41,674       (37,643)         2,065       6,096
Cash and cash equivalents at beginning of period - unrestricted    48,663        59,274          3,670     111,607
                                                                 --------      --------       -------  ----------
Cash and cash equivalents at end of period - unrestricted        $ 90,337       $21,631        $ 5,735   $ 117,703
==================================================================================================================
2000:
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                  $      -      $ 11,619        $   622   $  12,241
Other                                                             (30,431)       77,989            (94)     47,464
                                                                 --------      --------       -------  ----------
                    Net cash flows from operating activities      (30,431)       89,608            528      59,705
                                                                 --------      --------       -------  ----------
Cash flows from investing activities:
Acquisition of businesses                                               -       (25,662)             -     (25,662)
Capital expenditures                                                  (61)      (14,262)        (1,901)    (16,224)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                             -        (4,733)             -      (4,733)
Other                                                                   -           569           (369)        200
                                                                 --------      --------       -------  ----------
                    Net cash flows from investing activities          (61)      (44,088)        (2,270)    (46,419)
                                                                 --------      --------       -------  ----------
Cash flows from financing activities:
Payments on line of credit facilities                             (10,000)            -              -     (10,000)
Other                                                              31,452       (37,889)             6      (6,431)
                                                                 --------      --------       -------  ----------
                    Net cash flows from financing activities       21,452       (37,889)             6     (16,431)
                                                                 --------      --------       -------  ----------
Effect of exchange rate changes on cash                                 -             -           (202)       (202)
                                                                 ---------  ------------  -------------  ----------
Net (decrease) increase in cash and cash equivalents               (9,040)        7,631         (1,938)     (3,347)
Cash and cash equivalents at beginning of period - unrestricted    52,009        39,274          5,984      97,267
                                                                 --------      --------       -------  ----------
Cash and cash equivalents at end of period - unrestricted        $ 42,969      $ 46,905        $ 4,046   $  93,920
==================================================================================================================

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The following discussion should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Filing. In addition, consideration should be given to the disclosures at the "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information" caption below.

Results of Operations
Quarter Ended June 30, 2001 vs. 2000

Consolidated

         Diluted earnings per share for the three months ended June 30, 2001 were $0.23, excluding the impact of a one-time item classified as other expense (further discussed in the following paragraph), as compared with $0.16 earned in the prior year quarter, excluding restructuring and other related charges associated with a productivity and consolidation initiative completed in 2000. Net income for the 2001 second quarter, on that basis, was $21.3 million versus the $14.6 million earned in the comparable 2000 quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), on the same basis, totaled $66.3 million for the three months ended June 30, 2001 as compared with EBITDA of $55.5 million in the second quarter of 2000. Sales for the three months ended June 30, 2001 rose to $530.1 million from the $480.5 million recorded in the comparable prior year period.

         Included in the 2001 quarterly results was a one-time charge of $3.0 million pretax ($1.9 million aftertax, or 2 cents per diluted share) representing a settlement during the second quarter of certain contractual issues with a customer, which issues and amount relate to prior year periods. Included in the 2000 quarter was a charge of $6.2 million pretax ($3.9 million aftertax, or 4 cents per diluted share) related to the Company's previously reported productivity and consolidation program. Including these items in both quarters, earnings per diluted share were 21 cents in 2001 versus 12 cents in 2000; EBITDA was $63.3 million versus $49.3 million, respectively; and net income was $19.4 million versus $10.7 million, respectively.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $498.2 million for the second quarter of 2001 as compared to $452.9 million recorded in the same prior year period, representing an increase of $45.3 million. Operating profit in this segment reached $52.3 million (excluding the previously mentioned one-time charge), representing an increase of $9.3 million above the prior year quarter amount of $43.0 million (excluding restructuring and other related charges). Owing to the efforts of the Company's National Sales & Marketing Group and pharmacy staff in developing new contracts, solid new account growth, net of the elimination of certain high credit risk or uneconomic accounts, the number of residents served at June 30, 2001 increased to approximately 650,100, from 629,000 one year earlier. Additionally, the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, served to increase pharmacy sales. The increase in sales in relation to a lower operating cost structure brought about by the completion of the productivity and consolidation program in 2000, produced increased operating margins in the Pharmacy Services segment. These factors, along with a gradually improving operating environment in the skilled nursing facility market, due in part to higher reimbursements under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, favorably impacted the performance of the Pharmacy Services segment during the quarter.

CRO Services Segment

         Omnicare's Clinical Research ("CRO Services") segment recorded revenues of $31.9 million during the second quarter of 2001 as compared to $27.6 million recorded in the same prior year period, representing an increase of $4.3 million. Furthermore, operating profit in this segment for the second quarter of 2001 was $2.8 million, an increase of $1.8 million in comparison to the same prior year quarter operating profit of $1.0 million (excluding restructuring and other related charges). The improvements in revenue, owing to strong business gains in prior quarters and the returning health of the industry, coupled with the efforts made over the past year to integrate and streamline the organization, produced these substantial increases in profitability. Given an improving operating environment in the CRO Services segment due, in part, to reduced merger activity in the pharmaceutical industry, the backlog of new projects increased approximately 23% from June 30, 2000, to $211 million at June 30, 2001.

Consolidated

         The Company's consolidated gross profit as a percentage of sales increased to 26.8% in the second quarter of 2001 from 26.4% in 2000, representing a year-to-year increase in gross profit of $15.3 million to $142.1 million. Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the reduced cost structure brought about by the productivity and consolidation program completed in 2000. These favorable factors were offset in part by the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross margins. Also favorably impacting consolidated gross profit was the previously mentioned improvements in the CRO Services segment.

         Omnicare's selling, general and administrative ("operating") expenses for the quarter ended June 30, 2001 of $94.1 million were higher than the comparable prior year amount of $90.4 million, by $3.7 million, due to the overall growth of the business. However, operating expenses as a percentage of sales totaled 17.8% in the 2001 second quarter, representing a decline from the 18.8% experienced in the comparable prior year period. This decline is primarily due to improved leveraging of fixed and variable overhead costs over a higher sales base and the favorable impact of the productivity and consolidation program which was successfully completed in late 2000.

         In connection with the productivity and consolidation program discussed at length at the "Year-to-Date June 2001 vs. 2000" caption below, the Company recorded pretax restructuring and other related charges of $6.2 million ($3.9 million aftertax, or 4 cents per diluted share) in the three months ended June 30, 2000, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets and facility exit costs, and other related charges.

         Investment income for the three months ended June 30, 2001 was $0.7 million, an improvement of $0.4 million over the same period of 2000. Larger average cash balances coupled with an increase in assets invested for settlement of the Company's pension obligations, in the second quarter of 2001 versus the comparable prior year period, were the primary drivers of the year-to-year increase in investment income.

         Interest expense during the three months ended June 30, 2001 was $14.4 million, an increase of $0.8 million versus the comparable prior year period. This increase was largely due to the full-quarter impact of an increase in debt issuance cost amortization, classified as interest expense, relating to the first quarter 2001 debt transactions discussed at the "Liquidity and Capital Resources" section below. Also unfavorably impacting second quarter 2001 interest expense, on a year-to-year basis, was a marginal increase in the weighted-average interest rates paid on outstanding debt brought about by the aforementioned debt transactions, which converted a majority of the related outstanding debt from current to long-term in nature.

         The increase in the effective tax rate to 38.0% in the second quarter of 2001 from 37.0% in the comparable prior year quarter is primarily attributable to the full utilization in 2000 of certain benefits derived from the Company's state tax planning program. While other state tax planning benefits will continue, they will be realized at a different magnitude than was the case in 2000. The effective tax rates in the 2001 and 2000 second quarters are higher than the federal statutory rate primarily due to state and local income taxes.


Year-to-Date June 2001 vs. 2000

Consolidated

         Diluted earnings per share for the six months ended June 30, 2001 were $0.43, excluding the impact of one-time items classified as other expense discussed below, as compared with $0.34 earned in the prior year period, excluding restructuring and other related charges associated with the productivity and consolidation initiative completed in 2000. Net income for the 2001 period, on that basis, was $40.4 million versus the $31.6 million earned in the comparable 2000 period. EBITDA, on the same basis, totaled $128.7 million for the six months ended June 30, 2001 as compared with EBITDA of $115.1 million in the same period of 2000. Sales for the year-to-date June 30, 2001 period rose to $1,053.7 million from the $973.5 million recorded during the comparable prior year period.

         Included in the year-to-date June 2001 results were other expense items totaling $4.8 million pretax ($3.0 million aftertax, or 3 cents per share). In the first quarter of 2001, Omnicare recorded a $1.8 million pretax ($1.1 million aftertax, or 1 cent per diluted share) one-time charge representing a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration for review and determination of the amount of overpayment. Further, the Company recorded a $3.0 million pretax ($1.9 million aftertax, or 2 cents per diluted share) one-time charge in the second quarter of 2001, representing a settlement in June 2001 of certain contractual issues with a customer, which issues and amount relate to prior year periods. Included in the 2000 six month period was an aggregate charge of $10.4 million pretax ($6.6 million aftertax, or 7 cents per diluted share) relating to the productivity and consolidation program. Including these special items in both six month periods, earnings per diluted share were 40 cents in 2001 versus 27 cents in 2000; EBITDA was $123.9 million versus $104.6 million, respectively; and net income was $37.4 million versus $25.1 million, respectively.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $993.6 million for the six months ended June 30, 2001, ahead of the comparable prior year period amount of $913.9 million, by $79.7 million. Operating profit in this segment reached $101.5 million (excluding the previously mentioned one-time charges), also ahead of the same prior year period amount of $86.3 million (excluding restructuring and other related charges), by $15.2 million. The favorable year-to-year results largely relate to solid new account growth (including additional business under the Company's contract with Marriott Senior Living Communities), net of the elimination of certain high credit risk or uneconomic accounts, coupled with the efforts of the Company's National Sales & Marketing Group and pharmacy staff in developing new contracts. Additionally, higher drug utilization, the expansion of clinical programs and drug price inflation contributed to increased sales. Moreover, the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, served to increase pharmacy sales. The increase in sales, in addition to a lower operating cost structure brought about by the completion of the productivity and consolidation program in 2000, served to produce increased operating margins. Collectively, these factors along with a gradually improving operating environment in the skilled nursing facility market brought about by the implementation of the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, favorably impacted the performance of the Pharmacy Services segment during the six-month period.

CRO Services Segment

         Omnicare's CRO Services segment recorded revenues of $60.1 million during the six months ended June 30, 2001, which were relatively consistent with the $59.7 million recorded in the same prior year period. Operating profit in this segment for the six months ended June 30, 2001 was $4.8 million, an increase of $1.0 million in comparison to the same prior year period operating profit of $3.8 million (excluding restructuring and other related charges).
The year-to-date June 2001 improvement in operating profit is the result of several favorable trends experienced in the second quarter of 2001. These trends included improvements in revenue, owing to strong business gains in prior quarters and the returning health of the industry, coupled with the efforts made over the past year to integrate and streamline the organization, producing substantial increases in profitability in the second quarter of 2001.

Consolidated

         The Company's consolidated gross profit as a percentage of sales of 26.8% in the six months ended June 30, 2001 improved as compared with the rate of 26.6% experienced during the year-to-date June 30, 2000 period, and represented a year-to-year increase in gross profit of $22.9 million to $282.3 million. Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the reduced cost structure brought about by the productivity and consolidation program completed in 2000. These favorable factors were offset in part by the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins.

         Omnicare's operating expenses for the six months ended June 30, 2001 of $190.0 million were higher than the comparable prior year amount of $183.2 million, by $6.8 million, due to the overall growth of the business. Operating expenses as a percentage of sales, however, totaled 18.0% in the 2001 six month period, representing a decline from the 18.8% experienced in the comparable prior year period. This decline is primarily due to the favorable impact of the productivity and consolidation program, which was successfully completed in late 2000, and the leveraging of fixed and variable overhead costs over a larger sales base in 2001 than was the case in the comparable 2000 period.

         In 2000, the Company completed its previously disclosed productivity and consolidation program. As part of the program, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The program also resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full and part-time employees, and annualized pretax savings in excess of $46 million upon completion.

         Details of the year-to-date June 30, 2001 and December 31, 2000 activity relating to the program follow (in thousands):

                                          Balance at          Utilized        Balance at
                                          December 31,         during          June 30,
                                             2000               2001            2001
                                          ------------        --------       -----------
Restructuring charges:
   Employee severance                      $3,390             $(2,602)        $  788
   Employment agreement buy-outs              676                (676)             -
   Lease terminations                       2,593              (1,292)         1,301
   Other assets and facility exit costs     2,538              (1,881)           657
                                           ------             --------        ------
     Total restructuring charges           $9,197             $(6,451)        $2,746
                                           ======             ========        ======

                                                 Balance at                          Utilized          Balance at
                                                December 31,         2000             during          December 31,
                                                    1999           Provision           2000               2000
                                                ------------       ---------        ---------         ------------
Restructuring charges:
   Employee severance                           $ 8,461            $ 3,296          $ (8,367)           $ 3,390
   Employment agreement buy-outs                  3,363              1,048            (3,735)               676
   Lease terminations                             4,523              1,881            (3,811)             2,593
   Other assets and facility exit costs           1,648             10,627            (9,737)             2,538
                                                -------            -------          ---------           -------
     Total restructuring charges                $17,995             16,852          $(25,650)           $ 9,197
                                                =======                             =========           =======
Other related charges                                               10,347
                                                                   -------
     Total restructuring and other
       related charges                                             $27,199
                                                                   =======


         In connection with the program, Omnicare expensed a total of $10.4 million pretax ($6.6 million after taxes, or 7 cents per diluted share) in the six months ended June 30, 2000. Additionally, $62.6 million pretax ($39.8 million after taxes) was incurred for restructuring and other related charges over the duration of the entire program (including 1999 activity). The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing approximately $11.0 million of pretax non-cash items over the life of the program) and facility exit costs. The other related charges were primarily comprised of consulting fees and duplicate costs associated with the program, as well as the write-off of certain non-core healthcare investments. As of June 30, 2001, the Company paid approximately $22.5 million of severance and other employee-related costs relating to the employee reductions. The remaining liabilities at June 30, 2001 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments), and will be adjusted as these matters are settled.

         Investment income for the six months ended June 30, 2001 was $1.2 million, an improvement of $0.4 million over the same period of 2000. Larger average cash balances coupled with an increase in assets invested for settlement of the Company's pension obligations, during 2001 as compared to the same 2000 period, were the primary drivers of the year-to-year increase in investment income.

         Interest expense during the six months ended June 30, 2001 was $28.3 million, an increase of $1.5 million versus the comparable prior year period. This increase was largely due to the impact of an increase in debt issuance cost amortization, classified as interest expense, relating to the first quarter 2001 debt transactions discussed at the "Liquidity and Capital Resources" section below. Also unfavorably impacting 2001 interest expense, on a year-to-year basis, was a marginal increase in the weighted-average interest rates paid on outstanding debt brought about by the aforementioned debt transactions, which converted a majority of the related outstanding debt from current to long-term in nature.

         The increase in the effective tax rate to 38.0% in the year-to-date June 2001 period from 37.0% in the comparable prior year period is primarily attributable to the full utilization in 2000 of certain benefits derived from the Company's state tax planning program. While other state tax planning benefits will continue, they will be realized at a different magnitude than was the case in 2000. The effective tax rates in the 2001 and 2000 six months periods are higher than the federal statutory rate primarily due to state and local income taxes.

Liquidity and Capital Resources

         Cash and cash equivalents (including restricted cash) at June 30, 2001 were $124.0 million compared to $113.9 million at December 31, 2000. The Company generated positive net cash flows from operating activities of $54.1 million (including the impact of purchasing pharmaceuticals in advance of price increases, or "prebuys," of $34.2 million) during the six months ended June 30, 2001. These funds were used primarily for debt repayment, debt issuance costs, capital expenditures, acquisition-related payments (including amounts payable pursuant to acquisition agreements relating to pre-2001 acquisitions) and dividends. Higher net income and improved management of accounts receivable and inventories contributed to the favorable cash flows from operations through June 30, 2001 of approximately $88 million (excluding prebuys).

         On March 20, 2001, the Company completed the offering of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"), issued at par through a private placement. Concurrent with the issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new credit facility of $70.0 million were used to repay outstanding indebtedness under the Company's existing credit facilities, which totaled $435.0 million at December 31, 2000, and such existing facilities were terminated. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that allowed it to increase the size of the Revolving Credit Facility to $500.0 million. As of June 30, 2001, the Revolving Credit Facility bears an interest rate of LIBOR plus 1.375%, and incurs commitment fees on the unused portion at a rate of 0.375%.

         The Company's capital requirements are primarily comprised of capital expenditures, including those related to investments in the Company's information technology systems, and ongoing payments originating from its acquisition program. There are no material commitments and contingencies outstanding at June 30, 2001, other than certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions.

         The Company's current ratio of 3.8 to 1.0 at June 30, 2001 increased as compared to the 3.2 to 1.0 in existence at December 31, 2000. This improvement is due primarily to the combined effect of higher cash balances and inventory levels (due to prebuys), as well as a reduction in aggregate current liabilities, largely made possible as a result of the aforementioned favorable operating cash flows generated during the six months ended June 30, 2001.

         On May 21, 2001, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share in 2001. Dividends of $4.2 million paid during the six months ended June 30, 2001 were consistent with those paid in the comparable prior year period.

         The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. Omnicare may in the future incur additional indebtedness or issue additional equity. The Company believes that, if needed, external sources of financing are readily available.

Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         SFAS 141, which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", requires that all business combinations entered into after the effective date of July 1, 2001 be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. Omnicare does not expect this standard to have a significant impact on the Company's consolidated financial position, results of operations and cash flows.

         SFAS 142, which replaces APB Opinion No. 17, "Intangible Assets", defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on the process for this testing at the reporting unit level and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The Company is currently evaluating the impact of this new standard on Omnicare's consolidated financial position, results of operations and cash flows. It is anticipated that this new standard will serve to significantly increase the Company's net income. Additionally, an impairment analysis will be conducted upon implementation of SFAS 142 and required adjustments, if any, to the carrying value of goodwill will be recognized during 2002 as a change in accounting principle.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

         In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to internal growth resulting from the development of new contracts; the impact of penetration of new drugs; the impact of the productivity and consolidation program; the operating environment for skilled nursing facilities; the operating environment in the CRO industry; the impact of the integration and streamlining of the CRO organization; purchasing leverage; the formulary compliance program; the leveraging of costs; benefits from the Company's state tax planning program; the impact of the contract with Marriott Senior Living Communities; drug utilization rates; the expansion of clinical programs; drug price inflation; the adequacy and availability of Omnicare's sources of liquidity and capital; the availability of external sources of financing; and the impact of new accounting rules and standards including SFAS 141 and SFAS 142. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions; trends for the continued growth of the businesses of Omnicare; delays in reimbursement by the government and other payors to customers and to Omnicare; the overall financial condition of our customers; the ability to assess and react to the financial condition of customers; the impact of seasonality on the business of Omnicare;
the ability to implement additional opportunities for lowering costs and to realize anticipated benefits; the continued successful integration of the CRO business and acquired companies; the effect of new government regulations, executive orders and/or legislative initiatives including those relating to reimbursement and drug pricing policies and in the interpretation and application of such policies; the outcome of litigation; the failure of Omnicare to obtain or maintain required regulatory approvals or licenses; loss or delay of CRO contracts for regulatory or other reasons; the ability of CRO projects to produce revenues in subsequent periods; the ability to attract or retain needed management; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; the continued availability of suitable acquisition candidates; changes in tax law and regulation; volatility in Omnicare's stock price; access to capital and financing; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; and changes in accounting rules and standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

         Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at June 30, 2001 include $50.0 million outstanding under its three-year, $500.0 million variable-rate Revolving Credit Facility at an interest rate of LIBOR plus 1.375%, or 5.3% at June 30, 2001 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $0.1 million per quarter); $375.0 million outstanding under its 8.125% Senior Notes due 2011; and $345.0 million outstanding under convertible subordinated debentures due in 2007 ("Convertible Debentures"), which accrue interest at a fixed rate of 5.0%. At June 30, 2001, the fair value of Omnicare's Revolving Credit Facility approximates its carrying value, and the fair value of the Senior Notes and Convertible Debentures is $380.6 million and $304.5 million, respectively.

PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)      Omnicare held its Annual Meeting of Stockholders on May 21, 2001.

(b) The names of each director elected at this Annual Meeting, as well as the corresponding number of shares voted for, and withheld from, each nominee follows:


                                                      Votes For           Votes Withheld
                                                      ---------           --------------
           Edward L. Hutton                          80,763,504             2,839,775
           Joel F. Gemunder                          80,779,484             2,823,795
           Timothy E. Bien                           80,780,173             2,823,106
           Charles H. Erhart, Jr.                    81,256,029             2,347,250
           David W. Froesel, Jr.                     80,783,780             2,819,499
           Cheryl D. Hodges                          80,779,706             2,823,573
           Patrick E. Keefe                          80,781,176             2,822,103
           Sandra E. Laney                           77,592,983             6,010,296
           Andrea R. Lindell, DNSc, RN               81,278,773             2,324,506
           Sheldon Margen, M.D.                      81,259,951             2,343,328
           Kevin J. McNamara                         80,783,500             2,819,779
           John H. Timoney                           81,274,897             2,328,382

(c) The Stockholders ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the 2001 year. A total of 82,784,495 votes were cast in favor of the proposal; 752,271 votes were cast against it; 66,513 votes abstained; and there were no Broker non-votes.

(d) The Stockholders re-approved the Company's Annual Incentive Plan for Senior Executive Officers. A total of 76,682,004 votes were cast in favor of the proposal; 6,802,703 were cast against it; 118,572 votes abstained; and there were no Broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                  Number                             Exhibit
                  ------                             -------
                  11                Computation of Earnings Per Common Share


         (b)      Reports on Form 8-K

                  The Company filed no Reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Omnicare, Inc.
                                                  --------------
                                                  Registrant

Date: August 13, 2001                        By:  /s/ David W. Froesel, Jr.
      ---------------                             ---------------------------
                                                  David W. Froesel, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)