Form 10-Q
period 2001-09-30
OMNICARE INC
filed 2001-11-13
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                      For Quarter Ended September 30, 2001
                          Commission File Number 1-8269


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

         2) has been subject to such filing requirement for the past 90 days.

Yes   X         No
    -----          ------

COMMON STOCK OUTSTANDING

                                        Number of
                                          Shares                           Date
                                          ------                           ----
Common Stock, $1 par value              93,421,105                     September 30, 2001


                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES



                                      INDEX

                                                                              PAGE
                                                                              ----
Part I. Financial Information:

        Item 1. Financial Statements

                Consolidated Statement of Income -
                    Three and nine months ended -
                    September 30, 2001 and 2000                                  3

                Consolidated Balance Sheet -
                    September 30, 2001 and December 31, 2000                     4

                Consolidated Statement of Cash Flows -
                    Nine months ended -
                    September 30, 2001 and 2000                                  5

                Notes to Consolidated Financial Statements                       6

        Item 2. Management's Discussion and Analysis of Results of
                Operations and Financial Condition                              16

        Item 3. Quantitative and Qualitative Disclosures About Market Risk      26


Part II. Other Information:

        Item 6. Exhibits and Reports on Form 8-K                                27


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statement of Income
                                    UNAUDITED

(In thousands, except per share data)


                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                  --------------------------------      ---------------------------------
                                                       2001               2000               2001               2000
                                                  ---------------   --------------      ----------------  ---------------
Sales                                               $ 541,193           $ 491,262        $ 1,594,903        $ 1,464,798
Cost of sales                                         395,662             361,141          1,167,045          1,075,266
                                                    ---------           ---------        -----------        -----------
Gross profit                                          145,531             130,121            427,858            389,532
Selling, general and administrative expenses           94,752              90,687            284,758            273,879
Restructuring and other related charges (Note 3)       15,409               4,263             15,409             14,691
Other expense (Note 5)                                      -                   -              4,817                  -
                                                    ---------           ---------        -----------        -----------
Operating income                                       35,370              35,171            122,874            100,962
Investment income                                         701                 472              1,923              1,288
Interest expense                                      (14,201)            (14,204)           (42,525)           (41,003)
                                                    ---------           ---------        -----------        -----------
Income before income taxes                             21,870              21,439             82,272             61,247
Income taxes                                            8,310               7,930             31,272             22,669
                                                    ---------           ---------        -----------        -----------
Net income                                          $  13,560           $  13,509        $    51,000        $    38,578
                                                    =========           =========        ===========        ===========
Earnings per share:
        Basic                                       $    0.15           $    0.15        $      0.55        $      0.42
                                                    =========           =========        ===========        ===========
        Diluted                                     $    0.14           $    0.15        $      0.54        $      0.42
                                                    =========           =========        ===========        ===========
Weighted average number of
    common shares outstanding:
        Basic                                          93,345              92,160             92,992             91,972
                                                    =========           =========        ===========        ===========
        Diluted                                        94,117              92,160             93,622             91,972
                                                    =========           =========        ===========        ===========
Comprehensive income                                $  14,825           $  13,040        $    51,750        $    37,404
                                                    =========           =========        ===========        ===========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
                                    UNAUDITED

(In thousands, except share data)


                                                                             September 30,          December 31,
                                                                                  2001                  2000
                                                                             -------------          -----------
ASSETS
Current assets:
        Cash and cash equivalents                                             $  124,871            $  111,607
        Restricted cash                                                            6,375                 2,300
        Accounts receivable, less allowance of $44,363 (2000-$40,497)            445,572               440,785
        Unbilled receivables                                                      26,080                18,933
        Inventories                                                              164,604               129,404
        Deferred income tax benefits                                              22,593                26,338
        Other current assets                                                     103,295                88,371
                                                                              ----------            ----------
                Total current assets                                             893,390               817,738
Properties and equipment, at cost less accumulated
        depreciation of $153,217 (2000-$132,308)                                 154,956               158,535
Goodwill, less accumulated amortization of $140,215 (2000-$115,832)            1,148,080             1,168,151
Other noncurrent assets                                                           78,023                65,794
                                                                              ----------            ----------
                Total assets                                                  $2,274,449            $2,210,218
                                                                              ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                      $  137,671            $  118,941
        Amounts payable pursuant to acquisition agreements                         6,176                 4,372
        Current debt                                                                 308                 1,619
        Accrued employee compensation                                             23,508                30,113
        Deferred revenue                                                          25,236                28,333
        Income taxes payable                                                       7,072                14,238
        Other current liabilities                                                 71,517                59,393
                                                                              ----------            ----------
                Total current liabilities                                        271,488               257,009

Long-term debt                                                                    40,650               435,706
5.0% convertible subordinated debentures, due 2007                               345,000               345,000
8.125% senior subordinated notes, due 2011                                       375,000                     -
Deferred income taxes                                                             78,614                63,579
Amounts payable pursuant to acquisition agreements                                 6,093                12,675
Other noncurrent liabilities                                                      31,323                27,826
                                                                              ----------            ----------
                Total liabilities                                              1,148,168             1,141,795
Stockholders' equity:
        Preferred stock, no par value, 1,000,000  shares authorized,
                none issued and outstanding                                            -                     -
        Common stock, $1 par value, 200,000,000 shares authorized,
                94,271,700 shares issued (2000-92,730,600 shares issued)          94,272                92,731
        Paid-in capital                                                          717,062               692,695
        Retained earnings                                                        360,345               315,638
                                                                              ----------            ----------
                                                                               1,171,679             1,101,064
        Treasury stock, at cost-850,600 shares (2000-574,200 shares)             (16,967)              (10,808)
        Deferred compensation                                                    (26,263)              (18,915)
        Accumulated other comprehensive income                                    (2,168)               (2,918)
                                                                              ----------            ----------
                Total stockholders' equity                                     1,126,281             1,068,423
                                                                              ----------            ----------
                Total liabilities and stockholders' equity                    $2,274,449            $2,210,218
                                                                              ==========            ==========


The Notes to Consolidated Financial Statements are an integral part of this statement.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                       Consolidated Statement of Cash Flow
                                    UNAUDITED
(In thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                              ------------------------------------
                                                                                    2001               2000
                                                                              -----------------  -----------------
Cash flows from operating activities:
Net income                                                                            $ 51,000           $ 38,578
Adjustments to reconcile net income to net cash
      flows from operating activities:
           Depreciation                                                                 24,356             24,538
           Amortization                                                                 30,777             31,416
           Provision for doubtful accounts                                              20,116             19,591
           Deferred tax provision                                                       19,805              6,508
           Non-cash portion of restructuring charges                                     1,229              1,860
      Changes in assets and liabilities, net of effects from acquisition of businesses:
           Accounts receivable and unbilled receivables                                (16,683)           (16,607)
           Inventories                                                                 (28,655)            (5,772)
           Current and noncurrent assets                                               (16,523)           (14,537)
           Accounts payable                                                              9,514             23,734
           Accrued employee compensation                                                (5,154)           (18,762)
           Deferred revenue                                                             (3,097)             3,252
           Current and noncurrent liabilities                                            3,177             24,290
                                                                              -----------------  -----------------
                       Net cash flows from operating activities                         89,862            118,089
                                                                              -----------------  -----------------

Cash flows from investing activities:
      Acquisition of businesses                                                        (16,207)           (31,973)
      Capital expenditures                                                             (19,293)           (24,772)
      Transfer of cash to trusts for employee health and severance
         costs, net of payments out of the trust                                        (4,075)            (5,117)
      Other                                                                                314                320
                                                                              -----------------  -----------------
                       Net cash flows from investing activities                        (39,261)           (61,542)
                                                                              -----------------  -----------------

Cash flows from financing activities:
      Borrowings on line of credit facilities                                           70,000                  -
      Payments on line of credit facilities                                           (465,000)           (20,000)
      Proceeds from long-term borrowings                                               375,000                  -
      Principal payments on long-term obligations                                       (2,808)            (1,717)
      Fees paid for financing arrangements                                             (14,418)              (629)
      Proceeds from and (payments) for exercise of stock options,
         net of stock tendered in payment                                                6,057               (722)
      Dividends paid                                                                    (6,293)            (6,221)
                                                                              -----------------  -----------------
                       Net cash flows from financing activities                        (37,462)           (29,289)
                                                                              -----------------  -----------------
Effect of exchange rate changes on cash                                                    125               (157)
                                                                              -----------------  -----------------
Net increase in cash and cash equivalents                                               13,264             27,101
Cash and cash equivalents at beginning of period - unrestricted                        111,607             97,267
                                                                              -----------------  -----------------
Cash and cash equivalents at end of period - unrestricted                            $ 124,871          $ 124,368
                                                                              =================  ==================

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

2.       Segment Information

         Based on the "management approach," as defined by Statement of Financial Accounting Standards ("SFAS") No. 131, Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 43 states in the United States of America ("USA"). The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 27 countries around the world, including the USA.

         The table below presents information about the reportable segments as of and for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                                                  Three Months Ended September 30,
                                                     --------------------------------------------------------------
                                                                                    Corporate
                                                     Pharmacy         CRO              and          Consolidated
2001:                                                Services       Services      Consolidating        Totals
-------------------------------------------------------------------------------------------------------------------
Sales                                                  $  509,816       $ 31,377         $      -        $ 541,193
Depreciation and amortization                              17,317            952              450           18,719
Operating income (loss), excluding restructuring
   and other related charges                               54,914          3,327           (7,462)          50,779
Restructuring and other related charges                    (6,840)        (8,569)               -          (15,409)
Operating income (loss)                                    48,074         (5,242)          (7,462)          35,370
Total assets                                            2,000,800        124,885          148,764        2,274,449
Expenditures for additions to long-lived assets             6,839            744              308            7,891
===================================================================================================================

2000:
-------------------------------------------------------------------------------------------------------------------
Sales                                                  $  464,944       $ 26,318         $      -        $ 491,262
Depreciation and amortization                              16,006            802              306           17,114
Operating income (loss), excluding restructuring
   and other related charges                               45,026          1,246           (6,838)          39,434
Restructuring and other related charges                    (2,326)        (1,937)               -           (4,263)
Operating income (loss)                                    42,700           (691)          (6,838)          35,171
Total assets                                            1,928,731        122,653          144,926        2,196,310
Expenditures for additions to long-lived assets             6,557            813            1,178            8,548
===================================================================================================================

                                                                      Nine Months Ended September 30,
                                                    ---------------------------------------------------------------
                                                                                       Corporate
                                                        Pharmacy         CRO              and         Consolidated
2001:                                                   Services       Services      Consolidating       Totals
-------------------------------------------------------------------------------------------------------------------
Sales                                                  $ 1,503,395       $ 91,508        $       -     $ 1,594,903
Depreciation and amortization                               50,907          3,009            1,217          55,133
Operating income (loss), excluding restructuring
   and other related charges and other (expenses)          156,441          8,140          (21,481)        143,100
Restructuring and other related charges                     (6,840)        (8,569)               -         (15,409)
Other (expense)                                             (4,817)             -                -          (4,817)
Operating income (loss)                                    144,784           (429)         (21,481)        122,874
Total assets                                             2,000,800        124,885          148,764       2,274,449
Expenditures for additions to long-lived assets             17,354          1,118              821          19,293
===================================================================================================================

2000:
-------------------------------------------------------------------------------------------------------------------
Sales                                                  $ 1,378,814       $ 85,984        $       -     $ 1,464,798
Depreciation and amortization                               52,277          2,834              843          55,954
Operating income (loss), excluding restructuring
   and other related charges                               131,370          5,020          (20,737)        115,653
Restructuring and other related charges                    (10,928)        (3,763)               -         (14,691)
Operating income (loss)                                    120,442          1,257          (20,737)        100,962
Total assets                                             1,928,731        122,653          144,926       2,196,310
Expenditures for additions to long-lived assets             20,290          2,916            1,566          24,772
===================================================================================================================

3.       Restructuring and Other Related Charges

Phase I Program

         In 2000, the Company completed its previously disclosed productivity and consolidation program ("Phase I Program"). As part of the Phase I Program, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The Phase I Program also resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full and part-time employees, and annualized pretax savings in excess of $46 million upon completion.

         Details of the year-to-date September 30, 2001 and December 31, 2000 activity relating to the Phase I Program follow (in thousands):

                                                  Balance at         Utilized              Balance at
                                                 December 31,         during              September 30,
                                                    2000               2001                   2001
                                             -------------------  -----------------   ------------------
Restructuring accrual:
    Employee severance                                  $ 3,390            $ (2,688)              $ 702
    Employment agreement buy-outs                           676                (676)                  -
    Lease terminations                                    2,593              (1,456)              1,137
    Other assets and facility exit costs                  2,538              (2,280)                258
                                             -------------------  ------------------  ------------------
      Total restructuring accrual                       $ 9,197            $ (7,100)            $ 2,097
                                             ===================  ==================  ==================

                                                  Balance at                         Utilized          Balance at
                                                 December 31,         2000           during           December 31,
                                                     1999          Provision          2000               2000
                                                -------------    -------------     -----------       -------------
Restructuring provision/accrual:
    Employee severance                              $  8,461         $  3,296       $  (8,367)            $ 3,390
    Employment agreement buy-outs                      3,363            1,048          (3,735)                676
    Lease terminations                                 4,523            1,881          (3,811)              2,593
    Other assets and facility exit costs               1,648           10,627          (9,737)              2,538
                                                -------------    -------------     -----------       -------------
      Total restructuring provision/accrual         $ 17,995           16,852       $ (25,650)            $ 9,197
                                                =============                      ===========       =============
Other related charges                                                  10,347
                                                                 -------------
      Total restructuring and other
         related charges                                             $ 27,199
                                                                 =============

         In connection with the Phase I Program, Omnicare expensed a total of $4.3 million and $14.7 million pretax ($2.7 million and $9.3 million after taxes, or $0.03 and $0.10 per diluted share, respectively) in the three and nine months ended September 2000, respectively. Additionally, $62.6 million pretax ($39.8 million after taxes) was incurred for restructuring and other related charges over the duration of the entire Phase I Program (including 1999 activity). The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing approximately $11.0 million of pretax non-cash items over the life of the program) and facility exit costs. The other related charges were primarily comprised of consulting fees and duplicate costs associated with the Phase I Program, as well as the write-off of certain non-core healthcare investments. As of September 30, 2001, the Company paid approximately $22.6 million of severance and other employee-related costs relating to the employee reductions. The remaining liabilities at September 30, 2001 represent amounts not yet paid relating to actions taken in connection with the Phase I Program (primarily severance payments and lease payments), and will be adjusted as these matters are settled.

Phase II Program

         In the third quarter of 2001, the Company announced that it is implementing a second phase of the productivity and consolidation initiative (the "Phase II Program"). The Phase II Program is intended to further streamline operations, increase efficiency and enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program will include the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional 10 locations. Upon completion of the Phase II Program, the Company expects to have 127 strategically located pharmacy units in 43 states positioned to deliver the Company's innovative programs and services more efficiently. The Phase II Program also includes a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Company expects the Phase II Program measures to lead to a net reduction of approximately 460 employees, or about 5% of its total workforce, across both the Pharmacy Services and CRO Services segments.

         The Phase II Program will result in a pretax restructuring charge of approximately $24.2 million ($15.0 million aftertax, or $0.16 per diluted share), of which approximately $3.9 million pretax ($2.4 million aftertax, or $0.03 per diluted share) will be non-cash items. Approximately $15.4 million ($9.6 million aftertax, or $0.10 per diluted share) was recorded in the third quarter ending September 30, 2001. The remaining approximately $8.8 million ($5.4 million aftertax, or $0.06 per diluted share) will be taken over the following four quarters when the amounts are required to be recognized in accordance with generally accepted accounting principles. The restructuring charge primarily includes severance pay, lease terminations, the write-off of leasehold improvements and other assets, and related fees and expenses. Details of the $15.4 million pretax charge recorded in the third quarter of 2001 relating to the Phase II Program follow (in thousands):

                                                        Initial
                                                       Provision/
                                                        Accrual
                                                       ---------
     Restructuring provision/accrual:
         Employee severance                            $   4,244
         Employment agreement buy-outs                     2,054
         Lease terminations                                2,214
         Other assets, fees and facility exit costs        6,897
                                                       ---------

                  Total provision/accrual               $ 15,409
                                                       =========

4.       Long-Term Debt

         On March 20, 2001, the Company completed the offering of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"), issued at par through a private placement. On October 24, 2001, the Company's offer to exchange the originally issued Senior Notes for Senior Notes which have been registered under the Securities Act of 1933 expired with all Senior Notes having been exchanged. Concurrent with the original issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new credit facility of $70.0 million were used to repay outstanding indebtedness under the Company's existing credit facilities, which totaled $435.0 million at December 31, 2000, and such existing facilities were terminated. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that allowed it to increase the size of the Revolving Credit Facility to $500.0 million. The Revolving Credit Facility bears interest at the Company's option at a rate equal to either: (i) LIBOR plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or (ii) the higher of
(a) the administrative agent's prime rate, or (b) the sum of the federal funds rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the Revolving Credit Facility, which also varies depending on such ratings. At September 30, 2001, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Revolving Credit Facility.

5.       Other Expense

         Included in the year-to-date September 2001 results are other expense items totaling $1.8 million pretax ($1.1 million aftertax, or $0.01 per diluted share) and $3.0 million pretax ($1.9 million aftertax, or $0.02 per diluted share). The $1.8 million one-time charge recorded in the first quarter of 2001 represents a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration for review and determination of the amount of overpayment. The $3.0 million one-time charge recorded in the second quarter of 2001 represents a settlement during June 2001 of certain contractual issues with a customer, which issues and amount relate to prior year periods.

6.       Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

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

         SFAS 142, which replaces APB Opinion No. 17, "Intangible Assets", defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on the process for this testing at the reporting unit level and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The Company is currently evaluating the impact of this new standard on Omnicare's consolidated financial position, results of operations and cash flows. However, based on a preliminary assessment, it is anticipated that this new standard will serve to increase the Company's pretax earnings by approximately $32 million to $33 million (or approximately $20 million aftertax, or $0.21 per diluted share). Additionally, the results of a preliminary impairment analysis suggest that no adjustment to the carrying value of goodwill will be necessary as a change in accounting principle upon initial adoption of SFAS 142 in 2002.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is not applicable to the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. It eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. Management does not expect this standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.

7.       Guarantor Subsidiaries

         The Company's Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2001 and December 31, 2000 for the balance sheet, the statement of income for each of the three and nine month periods ended September 30, 2001 and 2000, and the statement of cash flows for the nine months ended September 30, 2001 and 2000 (in thousands). Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statement of cash flows since there were no significant eliminating amounts during the periods presented.

                    Summary Consolidating Statement of Income

                                                                          Three Months Ended September 30,
                                                 ----------------------------------------------------------------------------
                                                                                                               Omnicare, Inc.
                                                                   Guarantor       Non-Guarantor                    and
2001:                                                 Parent      Subsidiaries     Subsidiaries   Eliminations  Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
 Sales                                             $      --       $ 518,609       $  34,035       $ (11,451)      $ 541,193
 Cost of sales                                            --         378,454          28,659         (11,451)        395,662
                                                   ---------       ---------       ---------       ---------       ---------
 Gross profit                                             --         140,155           5,376              --         145,531
 Selling, general and administrative expenses          4,337          85,510           4,905              --          94,752
 Restructuring and other related charges                  --          15,409              --              --          15,409
                                                   ---------       ---------       ---------       ---------       ---------
 Operating income (loss)                              (4,337)         39,236             471              --          35,370
 Investment income                                       383             258              60              --             701
 Interest expense                                    (13,467)           (529)           (205)             --         (14,201)
                                                   ---------       ---------       ---------       ---------       ---------
 Income (loss) before income taxes                   (17,421)         38,965             326              --          21,870
 Income taxes                                         (6,620)         14,806             124              --           8,310
 Equity in net income of subsidiaries                 24,361              --              --         (24,361)             --
                                                   ---------       ---------       ---------       ---------       ---------
 Net income                                        $  13,560       $  24,159       $     202       $ (24,361)      $  13,560
============================================================================================================================
2000:
-----------------------------------------------------------------------------------------------------------------------------
 Sales                                             $      --       $ 467,194       $  37,776       $ (13,708)      $ 491,262
 Cost of sales                                            --         342,827          32,022         (13,708)        361,141
                                                   ---------       ---------       ---------       ---------       ---------
 Gross profit                                             --         124,367           5,754              --         130,121
 Selling, general and administrative expenses          3,016          80,790           6,881              --          90,687
 Restructuring and other related charges                  --           3,920             343              --           4,263
                                                   ---------       ---------       ---------       ---------       ---------
 Operating income (loss)                              (3,016)         39,657          (1,470)             --          35,171
 Investment income                                       435             (74)            111              --             472
 Interest expense                                    (13,880)           (296)            (28)             --         (14,204)
                                                   ---------       ---------       ---------       ---------       ---------
 Income (loss) before income taxes                   (16,461)         39,287          (1,387)             --          21,439
 Income taxes                                         (6,090)         14,255            (235)             --           7,930
 Equity in net income of subsidiaries                 23,880              --              --         (23,880)             --
                                                   ---------       ---------       ---------       ---------       ---------
 Net income                                        $  13,509       $  25,032       $  (1,152)      $ (23,880)      $  13,509
============================================================================================================================

                    Summary Consolidating Statement of Income

                                                                       Nine Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                                                              Omnicare, Inc.
                                                                Guarantor       Non-Guarantor                     and
2001:                                              Parent      Subsidiaries     Subsidiaries   Eliminations   Subsidiaries
----------------------------------------------------------------------------------------------------------------------------
 Sales                                           $        --     $ 1,526,573     $   118,508     $   (50,178)    $ 1,594,903
 Cost of sales                                            --       1,113,713         103,510         (50,178)      1,167,045
                                                 -----------     -----------     -----------     -----------     -----------
 Gross profit                                             --         412,860          14,998              --         427,858
 Selling, general and administrative expenses         12,282         255,195          17,281              --         284,758
 Restructuring and other related charges                  --          15,409              --              --          15,409
 Other expense                                            --           4,817              --              --           4,817
                                                 -----------     -----------     -----------     -----------     -----------
 Operating income (loss)                             (12,282)        137,439          (2,283)             --         122,874
 Investment income                                     1,395             355             173              --           1,923
 Interest expense                                    (40,485)         (1,415)           (625)             --         (42,525)
                                                 -----------     -----------     -----------     -----------     -----------
 Income (loss) before income taxes                   (51,372)        136,379          (2,735)             --          82,272
 Income taxes                                        (19,521)         51,677            (884)             --          31,272
 Equity in net income of subsidiaries                 82,851              --              --         (82,851)             --
                                                 -----------     -----------     -----------     -----------     -----------
 Net income                                      $    51,000     $    84,702     $    (1,851)    $   (82,851)    $    51,000
============================================================================================================================

2000:
----------------------------------------------------------------------------------------------------------------------------
 Sales                                           $        --     $ 1,392,055     $   118,970     $   (46,227)    $ 1,464,798
 Cost of sales                                            --       1,020,455         101,038         (46,227)      1,075,266
                                                 -----------     -----------     -----------     -----------     -----------
 Gross profit                                             --         371,600          17,932              --         389,532
 Selling, general and administrative expenses          9,219         243,237          21,423              --         273,879
 Restructuring and other related charges                  --          13,584           1,107              --          14,691
                                                 -----------     -----------     -----------     -----------     -----------
 Operating income (loss)                              (9,219)        114,779          (4,598)             --         100,962
 Investment income                                     1,216            (170)            242              --           1,288
 Interest expense                                    (40,379)           (497)           (127)             --         (41,003)
                                                 -----------     -----------     -----------     -----------     -----------
 Income (loss) before income taxes                   (48,382)        114,112          (4,483)             --          61,247
 Income taxes                                        (17,901)         41,284            (714)             --          22,669
 Equity in net income of subsidiaries                 69,059              --              --         (69,059)             --
                                                 -----------     -----------     -----------     -----------     -----------
 Net income                                      $    38,578     $    72,828     $    (3,769)    $   (69,059)    $    38,578
============================================================================================================================

                      Condensed Consolidating Balance Sheet

                                                                                                               Omnicare, Inc.
                                                                     Guarantor      Non-Guarantor                   and
September 30, 2001                                       Parent      Subsidiaries    Subsidiaries  Eliminations Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                              $    81,519   $    36,842   $     6,510   $        --    $   124,871
 Restricted cash                                                 --         6,375            --            --          6,375
 Accounts receivable, net (including intercompany)               --       433,877        25,864       (14,169)       445,572
 Inventories                                                     --       159,653         4,951            --        164,604
 Other current assets                                         1,370       149,581         1,017            --        151,968
                                                        -----------   -----------   -----------   -----------    -----------
           Total current assets                              82,889       786,328        38,342       (14,169)       893,390
                                                        -----------   -----------   -----------   -----------    -----------
 Properties and equipment, net                                3,226       139,737        11,993            --        154,956
 Goodwill, net                                                   --     1,084,037        64,043            --      1,148,080
 Other noncurrent assets                                     32,086        45,680           257            --         78,023
 Investment in subsidiaries                               1,786,838            --            --    (1,786,838)            --
                                                        -----------   -----------   -----------   -----------    -----------
           Total assets                                 $ 1,905,039   $ 2,055,782   $   114,635   $(1,801,007)   $ 2,274,449
                                                        ===========   ===========   ===========   ===========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Other current liabilities (including intercompany)     $    17,952   $   246,029   $    21,676   $   (14,169)   $   271,488
                                                        -----------   -----------   -----------   -----------    -----------
           Total current liabilities                         17,952       246,029        21,676       (14,169)       271,488
                                                        -----------   -----------   -----------   -----------    -----------
 Long-term debt                                              40,000           589            61            --         40,650
 5.0% convertible subordinated debentures, due 2007         345,000            --            --            --        345,000
 8.125% senior subordinated notes, due 2011                 375,000            --            --            --        375,000
 Other noncurrent liabilities                                   806       114,814           410            --        116,030
 Stockholders' equity                                     1,126,281     1,694,350        92,488    (1,786,838)     1,126,281
                                                        -----------   -----------   -----------   -----------    -----------
           Total liabilities and stockholders' equity   $ 1,905,039   $ 2,055,782   $   114,635   $(1,801,007)   $ 2,274,449
=============================================================================================================================

December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------

 ASSETS
 Cash and cash equivalents                              $    48,663   $    59,274   $     3,670   $        --    $   111,607
 Restricted cash                                                 --         2,300            --            --          2,300
 Accounts receivable, net (including intercompany)               --       433,061        30,150       (22,426)       440,785
 Inventories                                                     --       120,519         8,885            --        129,404
 Other current assets                                           580       127,341         5,721            --        133,642
                                                        -----------   -----------   -----------   -----------    -----------
           Total current assets                              49,243       742,495        48,426       (22,426)       817,738
                                                        -----------   -----------   -----------   -----------    -----------
 Properties and equipment, net                                4,277       141,429        12,829            --        158,535
 Goodwill, net                                                   --     1,101,120        67,031            --      1,168,151
 Other noncurrent assets                                     29,640        35,251           903            --         65,794
 Investment in subsidiaries                               1,778,655            --            --    (1,778,655)            --
                                                        -----------   -----------   -----------   -----------    -----------
           Total assets                                 $ 1,861,815   $ 2,020,295   $   129,189   $(1,801,081)   $ 2,210,218
                                                        ===========   ===========   ===========   ===========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Other current liabilities (including intercompany)     $    12,716   $   230,415   $    36,304   $   (22,426)   $   257,009
                                                        -----------   -----------   -----------   -----------    -----------
           Total current liabilities                         12,716       230,415        36,304       (22,426)       257,009
                                                        -----------   -----------   -----------   -----------    -----------
 Long-term debt                                             435,000           633            73            --        435,706
 5.0% convertible subordinated debentures, due 2007         345,000            --            --            --        345,000
 Other noncurrent liabilities                                   676       102,405           999            --        104,080
 Stockholders' equity                                     1,068,423     1,686,842        91,813    (1,778,655)     1,068,423
                                                        -----------   -----------   -----------   -----------    -----------
           Total liabilities and stockholders' equity   $ 1,861,815   $ 2,020,295   $   129,189   $(1,801,081)   $ 2,210,218
=============================================================================================================================

                 Condensed Consolidating Statement of Cash Flows

                                                                                Nine Months Ended September 30,
                                                                  ---------------------------------------------------------
                                                                                                              Omnicare, Inc.
                                                                                Guarantor       Non-Guarantor     and
2001:                                                               Parent      Subsidiaries    Subsidiaries   Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                    $      --     $  19,092     $   1,024         $  20,116
Other                                                                (55,848)      121,317         4,277            69,746
                                                                   ---------     ---------     ---------         ---------
                    Net cash flows from operating activities         (55,848)      140,409         5,301            89,862
                                                                   ---------     ---------     ---------         ---------

Cash flows from investing activities:
Acquisition of businesses                                                 --       (16,207)           --           (16,207)
Capital expenditures                                                    (703)      (16,102)       (2,488)          (19,293)
Transfer of cash to trusts for employee health and severance                                                            --
    costs, net of payments out of the trust                               --        (4,075)           --            (4,075)
Other                                                                     --           162           152               314
                                                                   ---------     ---------     ---------         ---------
                    Net cash flows from investing activities            (703)      (36,222)       (2,336)          (39,261)
                                                                   ---------     ---------     ---------         ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                               70,000            --            --            70,000
Payments on line of credit facilities                               (465,000)           --            --          (465,000)
Proceeds from long-term borrowings                                   375,000            --            --           375,000
Fees paid for financing arrangements                                 (14,418)           --            --           (14,418)
Other                                                                123,825      (126,619)         (250)           (3,044)
                                                                   ---------     ---------     ---------         ---------
                    Net cash flows from financing activities          89,407      (126,619)         (250)          (37,462)
                                                                   ---------     ---------     ---------         ---------

Effect of exchange rate changes on cash                                   --            --           125               125
                                                                   ---------     ---------     ---------         ---------

Net increase (decrease) in cash and cash equivalents                  32,856       (22,432)        2,840            13,264
Cash and cash equivalents at beginning of period - unrestricted       48,663        59,274         3,670           111,607
                                                                   ---------     ---------     ---------         ---------
Cash and cash equivalents at end of period - unrestricted          $  81,519     $  36,842     $   6,510         $ 124,871
===========================================================================================================================

2000:
---------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Provision for doubtful accounts                                    $      --     $  18,588     $   1,003         $  19,591
Other                                                                (36,770)      133,391         1,877            98,498
                                                                   ---------     ---------     ---------         ---------
                    Net cash flows from operating activities         (36,770)      151,979         2,880           118,089
                                                                   ---------     ---------     ---------         ---------

Cash flows from investing activities:
Acquisition of businesses                                                 --       (31,973)           --           (31,973)
Capital expenditures                                                  (1,211)      (21,252)       (2,309)          (24,772)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                               --        (5,117)           --            (5,117)
Other                                                                     --           734          (414)              320
                                                                   ---------     ---------     ---------         ---------
                    Net cash flows from investing activities          (1,211)      (57,608)       (2,723)          (61,542)
                                                                   ---------     ---------     ---------         ---------

Cash flows from financing activities:
Payments on line of credit facilities                                (20,000)           --            --           (20,000)
Other                                                                 68,595       (77,885)            1            (9,289)
                                                                   ---------     ---------     ---------         ---------
                    Net cash flows from financing activities          48,595       (77,885)            1           (29,289)
                                                                   ---------     ---------     ---------         ---------

Effect of exchange rate changes on cash                                   --            --          (157)             (157)
                                                                   ---------     ---------     ---------         ---------

Net increase in cash and cash equivalents                             10,614        16,486             1            27,101
Cash and cash equivalents at beginning of period - unrestricted       52,009        39,274         5,984            97,267
                                                                   ---------     ---------     ---------         ---------

Cash and cash equivalents at end of period - unrestricted          $  62,623     $  55,760     $   5,985         $ 124,368
===========================================================================================================================

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

Results of Operations
Quarter Ended September 30, 2001 vs. 2000

Consolidated

         Diluted earnings per share for the three months ended September 30, 2001 were $0.14 versus $0.15 earned in the same prior year period, including the impact of restructuring and other related charges in both periods, as discussed below. Net income for the 2001 third quarter was $13.6 million versus $13.5 million earned in the comparable 2000 period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $54.1 million for the three months ended September 30, 2001 as compared with EBITDA of $52.3 million in the same period of 2000. Sales for the three months ended September 30, 2001 rose to $541.2 million from the $491.3 million recorded in the comparable prior year period.

         Diluted earnings per share for the third quarter of 2001 were $0.25, excluding the impact of restructuring charges associated with the second phase of a productivity and consolidation initiative (the "Phase II Program"), as compared with $0.18 earned in the prior year quarter, excluding restructuring and other related charges associated with a productivity and consolidation initiative completed in 2000 (the "Phase I Program"). The Phase I Program and the Phase II Program are further discussed at the "Restructuring and Other Related Charges" section of the "Year-to-Date September 2001 vs. 2000" caption below. Net income for the 2001 third quarter, on that basis, was $23.1 million versus the $16.2 million earned in the comparable 2000 quarter. EBITDA, on the same basis, totaled $69.5 million for the three months ended September 30, 2001 as compared with $56.5 million in the third quarter of 2000.

         Included in the 2001 and 2000 third quarters were charges of $15.4 million and $4.3 million pretax ($9.6 million and $2.7 million aftertax, or $0.10 and $0.03 per diluted share, respectively) related to the Phase II and Phase I productivity and consolidation programs, respectively.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $509.8 million for the third quarter of 2001 as compared to $464.9 million recorded in the same prior year period, representing an increase of $44.9 million. Operating profit in this segment reached $54.9 million, representing an increase of $9.9 million above the prior year quarter amount of $45.0 million (excluding restructuring and other related charges from both periods). Owing to the efforts of the Company's National Sales & Marketing Group and pharmacy staff in developing new contracts, net of the elimination of certain high credit risk or uneconomic accounts, the number of residents served at September 30, 2001 increased to approximately 655,400, from 631,500 one year earlier. Additionally, the continued implementation of the Company's clinical programs along with the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, served to increase pharmacy sales. The increase in sales in relation to a lower operating cost structure brought about by the completion of the Phase I productivity and consolidation program in 2000, produced increased operating margins in the Pharmacy Services segment. These factors, along with a gradually improving operating environment in the skilled nursing facility market, due in part to higher reimbursements under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, favorably impacted the performance of the Pharmacy Services segment during the quarter.

CRO Services Segment

         Omnicare's Clinical Research ("CRO Services") segment recorded revenues of $31.4 million during the third quarter of 2001 as compared to $26.3 million recorded in the same prior year period, representing an increase of $5.1 million. Furthermore, operating profit in this segment for the third quarter of 2001 was $3.3 million, an increase of $2.1 million in comparison to the same prior year quarter operating profit of $1.2 million (excluding restructuring and other related charges from both periods). The improvements in revenue, owing to strong business gains in prior quarters and the recovery of the overall drug research market, coupled with efforts made to integrate and streamline the organization, produced these substantial increases in profitability. Given an improved operating environment in the CRO Services segment due, in part, to reduced merger activity in the pharmaceutical industry, the backlog of new projects increased approximately 9% from September 30, 2000, to approximately $191 million at September 30, 2001.

Consolidated

         The Company's consolidated gross profit as a percentage of sales increased to 26.9% in the third quarter of 2001 from 26.5% in 2000, representing a year-to-year increase in gross profit of $15.4 million to $145.5 million. Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the reduced cost structure brought about by the Phase I productivity and consolidation program completed in 2000. These favorable factors were offset in part by the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins.

         Omnicare's selling, general and administrative ("operating") expenses for the quarter ended September 30, 2001 of $94.8 million were higher than the comparable prior year amount of $90.7 million, by $4.1 million, due to the overall growth of the business. However, operating expenses as a percentage of sales totaled 17.5% in the 2001 third quarter, representing a decline from the 18.5% experienced in the comparable prior year period. This decline is primarily due to improved leveraging of fixed and variable overhead costs over a higher sales base in the 2001 third quarter, and the year-over-year favorable impact of the Phase I productivity and consolidation program which was successfully completed in late 2000.

         Investment income for the three months ended September 30, 2001 was $0.7 million, an improvement of $0.2 million over the same period of 2000. Larger average invested cash balances in the third quarter of 2001 versus the comparable prior year period was the primary driver of the year-to-year increase in investment income.

          Interest expense for the three months ended September 30, 2001 of $14.2 million was consistent with the comparable prior year quarter.

         The increase in the effective tax rate to 38.0% in the third quarter of 2001 from 37.0% in the comparable prior year quarter is primarily attributable to the full utilization in 2000 of certain benefits derived from the Company's state tax planning program. While other state tax planning benefits will continue, they will be realized at a different magnitude than was the case in 2000. The effective tax rates in the 2001 and 2000 third quarters are higher than the federal statutory rate primarily due to state and local income taxes.

         In connection with the Phase I and Phase II productivity and consolidation programs discussed at the "Restructuring and Other Related Charges" section of the "Year-to-Date September 2001 vs. 2000" caption below, the Company recorded pretax restructuring and other related charges of $15.4 million and $4.3 million ($9.6 million and $2.7 million aftertax, or $0.10 and $0.03 per diluted share, respectively) in the three months ended September 30, 2001 and 2000, respectively, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets, fees and facility exit costs, and other related charges.


Year-to-Date September 2001 vs. 2000

Consolidated

         Diluted earnings per share were $0.54 for the nine months ended September 30, 2001 versus $0.42 in the comparable period in 2000, including restructuring and other related charges in both periods, as well as other expense in the 2001 period. Net income for the year-to-date September 2001 period was $51.0 million versus $38.6 million in the same period of 2000. EBITDA for the nine months ended September 30, 2001 was $178.0 million in comparison to $156.9 million during the 2000 period. Sales for the year-to-date
September 30, 2001 period rose to $1,594.9 million from the $1,464.8 million recorded during the comparable prior year period.

         Diluted earnings per share for the nine months ended September 30, 2001 were $0.68, excluding the impact of one-time items classified as other expense from the 2001 period and excluding restructuring and other related charges from both periods, further discussed below, as compared with $0.52 earned in the prior year period. Net income for the 2001 period, on that basis, was $63.5 million versus the $47.8 million earned in the comparable 2000 period. EBITDA, on the same basis, totaled $198.2 million for the nine months ended September 30, 2001 as compared with $171.6 million in the same period of 2000.

         Included in the year-to-date September 2001 results were other expense items totaling $4.8 million pretax ($3.0 million aftertax, or $0.03 per diluted share). In the first quarter of 2001, Omnicare recorded a $1.8 million pretax ($1.1 million aftertax, or $0.01 per diluted share) one-time charge representing a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration for review and determination of the amount of overpayment. Further, the Company recorded a $3.0 million pretax ($1.9 million aftertax, or $0.02 per diluted share) one-time charge in the second quarter of 2001, representing a settlement in June 2001 of certain contractual issues with a customer, which issues and amount relate to prior year periods.

         Included in the 2001 and 2000 nine month periods were aggregate charges of $15.4 million and $14.7 million pretax ($9.6 million and $9.3 million aftertax, or $0.10 and $0.10 per diluted share, respectively) relating to the Phase I and Phase II Programs, respectively.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $1,503.4 million for the nine months ended September 30, 2001, ahead of the comparable prior-year period amount of $1,378.8 million, by $124.6 million. Operating profit in this segment reached $156.4 million, also ahead of the same prior-year period amount of $131.4 million, by $25.0 million (excluding restructuring and other related charges from both periods, as well as the previously mentioned one-time charges from the 2001 period). The favorable year-to-year results largely relate to new account growth owing to the efforts of the Company's National Sales & Marketing Group and pharmacy staff in developing new contracts, net of the elimination of certain high credit risk or uneconomic accounts. Additionally, higher drug utilization, the expansion of clinical programs and drug price inflation contributed to increased sales. Moreover, the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, served to increase pharmacy sales. The increase in sales, in addition to a lower operating cost structure brought about by the completion of the Phase I Program in 2000, served to produce increased operating margins. Collectively, these factors along with a gradually improving operating environment in the skilled nursing facility market brought about by the implementation of the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, favorably impacted the performance of the Pharmacy Services segment during the nine-month period.

CRO Services Segment

         Omnicare's CRO Services segment recorded revenues of $91.5 million during the nine months ended September 30, 2001, which were $5.5 million greater than the $86.0 million recorded in the same prior year period. Operating profit in this segment for the nine months ended September 30, 2001 was $8.1 million, an increase of $3.1 million in comparison to the same prior year period operating profit of $5.0 million (excluding restructuring and other related charges from both periods). The year-to-date September 2001 improvement in revenues and operating profit is the result of several favorable trends experienced in the second and third quarters of 2001. These trends included improvements in revenue, owing to strong business gains in prior quarters and the recovery of the overall drug research market, coupled with efforts made to integrate and streamline the organization, producing substantial increases in profitability in the second and third quarters of 2001.

Consolidated

         The Company's consolidated gross profit as a percentage of sales of 26.8% in the nine months ended September 30, 2001 improved as compared with the rate of 26.6% experienced during the year-to-date September 30, 2000 period, and represented a year-to-year increase in gross profit of approximately $38.3 million to $427.9 million. Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the full period impact of the reduced cost structure brought about by the Phase I productivity and consolidation program completed in 2000. These favorable factors were offset in part by the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins.

         Omnicare's operating expenses for the nine months ended September 30, 2001 of $284.8 million were higher than the comparable prior year amount of $273.9 million, by $10.9 million, due to the overall growth of the business. Operating expenses as a percentage of sales, however, totaled 17.9% in the 2001 nine month period, representing a decline from the 18.7% experienced in the comparable prior year period. This decline is primarily due to the full period favorable impact of the Phase I productivity and consolidation program, which was successfully completed in late 2000, the leveraging of fixed and variable overhead costs over a larger sales base in 2001 than that which existed in the comparable 2000 period, and the integration and streamlining of the CRO business.

         Investment income for the nine months ended September 30, 2001 was $1.9 million, an improvement of $0.6 million over the same period of 2000. Larger average invested cash balances during 2001 as compared to the same 2000 period was the primary driver of the year-to-year increase in investment income.

         Interest expense during the nine months ended September 30, 2001 was $42.5 million, an increase of $1.5 million versus the comparable prior year period. This increase was largely due to the impact of an increase in debt issuance cost amortization, classified as interest expense, relating to the first quarter 2001 debt transactions discussed at the "Liquidity and Capital Resources" section below. Also unfavorably impacting 2001 interest expense, on a year-to-year basis, was a marginal increase in the weighted-average interest rates paid on outstanding debt brought about by the aforementioned debt transactions, which converted a majority of the related outstanding debt from current to long-term in maturity.

         The increase in the effective tax rate to 38.0% in the year-to-date September 2001 period from 37.0% in the comparable prior year period is primarily attributable to the full utilization in 2000 of certain benefits derived from the Company's state tax planning program. While other state tax planning benefits will continue, they will be realized at a different magnitude than was the case in 2000. The effective tax rates in the 2001 and 2000 nine months periods are higher than the federal statutory rate primarily due to state and local income taxes.

Restructuring and Other Related Charges

Phase I Program

         In 2000, the Company completed the Phase I Program. As part of the Phase I Program, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The Phase I Program also resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full and part-time employees, and annualized pretax savings in excess of $46 million upon completion.

         Details of the year-to-date September 30, 2001 and December 31, 2000 activity relating to the Phase I Program follow (in thousands):

                                              Balance at      Utilized      Balance at
                                             December 31,      during      September 30,
                                                  2000           2001           2001
                                             ------------     --------     -------------
Restructuring accrual:
    Employee severance                            $ 3,390     $ (2,688)         $    702
    Employment agreement buy-outs                     676         (676)                -
    Lease terminations                              2,593       (1,456)            1,137
    Other assets and facility exit costs            2,538       (2,280)              258
                                                  -------     --------          --------
      Total restructuring accrual                 $ 9,197     $ (7,100)         $  2,097
                                                  =======     ========          ========


                                               Balance at                   Utilized      Balance at
                                              December 31,       2000        during      December 31,
                                                  1999         Provision      2000          2000
                                              ------------     ---------    --------     ------------
Restructuring provision/accrual:
    Employee severance                           $  8,461      $  3,296   $  (8,367)         $ 3,390
    Employment agreement buy-outs                   3,363         1,048      (3,735)             676
    Lease terminations                              4,523         1,881      (3,811)           2,593
    Other assets and facility exit costs            1,648        10,627      (9,737)           2,538
                                                 --------      --------   ---------          -------
      Total restructuring provision/accrual      $ 17,995        16,852   $ (25,650)         $ 9,197
                                                 ========                 =========          =======

Other related charges                                            10,347
                                                               --------
      Total restructuring and other
         related charges                                       $ 27,199
                                                               ========


         In connection with the Phase I Program, Omnicare expensed a total of $4.3 million and $14.7 million pretax ($2.7 million and $9.3 million after taxes, or $0.03 and $0.10 per diluted share, respectively) in the three and nine months ended September 2000, respectively. Additionally, $62.6 million pretax ($39.8 million after taxes) was incurred for restructuring and other related charges over the duration of the entire Phase I Program (including 1999 activity). The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing approximately $11.0 million of pretax non-cash items over the life of the program) and facility exit costs. The other related charges were primarily comprised of consulting fees and duplicate costs associated with the Phase I Program, as well as the write-off of certain non-core healthcare investments. As of September 30, 2001, the Company paid approximately $22.6 million of severance and other employee-related costs relating to the employee reductions. The remaining liabilities at September 30, 2001 represent amounts not yet paid relating to actions taken in connection with the Phase I Program (primarily severance payments and lease payments), and will be adjusted as these matters are settled.

Phase II Program

         In the third quarter of 2001, the Company announced that it is implementing the Phase II Program. The Phase II Program is intended to further streamline operations, increase efficiency and enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program will include the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional 10 locations. Upon completion of the Phase II Program, the Company expects to have 127 strategically located pharmacy units in 43 states positioned to deliver the Company's innovative programs and services more efficiently. The Phase II Program also includes a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Company expects the Phase II Program measures to lead to a net reduction of approximately 460 employees, or about 5% of its total workforce, across both the Pharmacy Services and CRO Services segments.

         The Phase II Program is expected to generate approximately $17.0 million in annual savings on a pretax basis ($10.5 million aftertax) upon full implementation. It will result in a pretax restructuring charge of approximately $24.2 million ($15.0 million aftertax, or $0.16 per diluted share), of which approximately $3.9 million pretax ($2.4 million aftertax, or $0.03 per diluted share) will be non-cash items. Approximately $15.4 million ($9.6 million aftertax, or $0.10 per diluted share) was recorded in the third quarter ending September 30, 2001. The remaining approximately $8.8 million ($5.4 million aftertax, or $0.06 per diluted share) will be taken over the following four quarters when the amounts are required to be recognized in accordance with generally accepted accounting principles. The restructuring charge primarily includes severance pay, lease terminations, the write-off of leasehold improvements and other assets, and related fees and expenses. Details of the $15.4 million pretax charge recorded in the third quarter of 2001 relating to the Phase II Program follow (in thousands):

                                                               Initial
                                                             Provision/
                                                               Accrual
                                                             ----------
     Restructuring provision/accrual:
         Employee severance                                  $  4,244
         Employment agreement buy-outs                          2,054
         Lease terminations                                     2,214
         Other assets, fees and facility exit costs             6,897
                                                             --------
                  Total provision/accrual                    $ 15,409
                                                             ========

Liquidity and Capital Resources

         Cash and cash equivalents (including restricted cash of $6,375) at September 30, 2001 were $131.2 million compared to $113.9 million at December 31, 2000. The Company generated positive net cash flows from operating activities of $89.9 million (including the impact of purchasing pharmaceuticals in advance of price increases, or "prebuys," of $58.5 million, of which $24.4 million occurred in the third quarter of 2001) during the nine months ended September 30, 2001. These funds were used primarily for debt repayment, debt issuance costs, capital expenditures, acquisition-related payments (including amounts payable pursuant to acquisition agreements relating to pre-2001 acquisitions) and dividends. Higher net income primarily contributed to the favorable cash flows from operations through September 30, 2001.

         On March 20, 2001, the Company completed the offering of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"), issued at par through a private placement. On October 24, 2001, the Company's offer to exchange the originally issued Senior Notes for Senior Notes which have been registered under the Securities Act of 1933 expired with all Senior Notes having been exchanged. Concurrent with the original issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new credit facility of $70.0 million were used to repay outstanding indebtedness under the Company's existing credit facilities, which totaled $435.0 million at December 31, 2000, and such existing facilities were terminated. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that allowed it to increase the size of the Revolving Credit Facility to $500.0 million. As of September 30, 2001, the Revolving Credit Facility bears an interest rate of LIBOR plus 1.375%, incurs commitment fees on the unused portion at a rate of 0.375% and has no utilization fee.

         The Company's capital requirements are primarily comprised of capital expenditures, including those related to investments in the Company's information technology systems, and ongoing payments originating from its acquisition program. There are no material commitments and contingencies outstanding at September 30, 2001, other than certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions.

         The Company's current ratio of 3.3 to 1.0 at September 30, 2001 increased as compared to the 3.2 to 1.0 in existence at December 31, 2000. This improvement is due primarily to the combined effect of higher cash balances and inventory levels (due to prebuys), at September 30, 2001 than existed at December 31, 2000, funded from the aforementioned favorable operating cash flows experienced during the nine months ended September 30, 2001.

         On August 1, 2001, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share in 2001. Dividends of $6.3 million paid during the nine months ended September 30, 2001 were relatively consistent with those paid in the comparable prior year period.

         The Company believes its sources of liquidity and capital are adequate for its ongoing operating needs. Omnicare may in the future incur additional indebtedness or issue additional equity. The Company believes that, if needed, external sources of financing are readily available.

Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

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

         SFAS 142, which replaces APB Opinion No. 17, "Intangible Assets," defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on the process for this testing at the reporting unit level and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The Company is currently evaluating the impact of this new standard on Omnicare's consolidated financial position, results of operations and cash flows. However, based on a preliminary assessment, it is anticipated that this new standard will serve to increase the Company's pretax earnings by approximately $32 million to $33 million (or approximately $20 million aftertax, or $0.21 per diluted share). Additionally, the results of a preliminary impairment analysis suggest that no adjustment to the carrying value of goodwill will be necessary as a change in accounting principle upon initial adoption of SFAS 142 in 2002.


         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is not applicable to the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. It eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. Management does not expect this standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

         In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to internal growth resulting from the development of new contracts; the impact of clinical programs; the impact of penetration of new drugs; the impact of the productivity and consolidation programs; the operating environment for skilled nursing facilities; the impact of prior period business gains on current quarter CRO performance; the operating environment in the CRO industry; the impact of the integration and streamlining of the CRO organization; the impact of merger activity in the pharmaceutical industry; purchasing leverage; the formulary compliance program; the leveraging of costs; benefits from the Company's state tax planning program; drug utilization rates; the expansion of clinical programs; drug price inflation; the adequacy and availability of Omnicare's sources of liquidity and capital; the availability of external sources of financing; and the impact of new accounting rules and standards including SFAS 141, SFAS 142, SFAS 143 and SFAS 144. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions; trends for the continued growth of the businesses of Omnicare; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; delays in reimbursement by the government and other payors to customers and to Omnicare; the overall financial condition of Omnicare's customers; Omnicare's ability to assess and react to the financial condition of customers; the impact of seasonality on the business of Omnicare; the continued successful integration of the CRO business and acquired companies; the effect of new government regulations, executive orders and/or legislative initiatives including those relating to reimbursement and drug pricing policies and in the interpretation and application of such policies; government budgetary pressures and shifting priorities; the outcome of litigation; the failure of Omnicare to obtain or maintain required regulatory approvals or licenses; loss or delay of CRO contracts for regulatory or other reasons; the ability of CRO projects to produce revenues in subsequent periods; the ability to attract and retain needed management; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; the continued availability of suitable acquisition candidates; changes in tax law and regulation; volatility in Omnicare's stock price; access to capital and financing; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; and changes in accounting rules and standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

         Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at September 30, 2001 include $40.0 million outstanding under its three-year, $500.0 million variable-rate Revolving Credit Facility at an interest rate of LIBOR plus 1.375%, or 4.4% at September 30, 2001 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $0.1 million per quarter); $375.0 million outstanding under its 8.125% fixed rate Senior Notes, due 2011; and $345.0 million outstanding under 5.0% fixed rate convertible subordinated debentures, due 2007 ("Convertible Debentures"). At September 30, 2001, the fair value of Omnicare's Revolving Credit Facility approximates its carrying value, and the fair value of the Senior Notes and Convertible Debentures is approximately $387 million and approximately $305 million, respectively.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                  Number                             Exhibit
                  ------                             -------
                  11                        Computation of Earnings Per Common Share

         (b)      Reports on Form 8-K

                  During the quarter ended September 30, 2001, the Company filed a Report on Form 8-K on September 28, 2001 reporting, under
                  Item 5, the implementation of the second phase of a productivity and consolidation initiative that is intended to streamline operations, increase efficiency and enhance the Company's position as a high quality, cost effective provider of pharmaceutical services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Omnicare, Inc.
                                              --------------
                                              Registrant


Date: November 12, 2001                       By:  /s/David W. Froesel, Jr.
      -----------------                            --------------------------
                                                      David W. Froesel, Jr.
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)