Form 10-K405
period 2001-12-31
OMNICARE INC
filed 2002-03-28
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________.

                           Commission File No. 1-8269

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on February 28, 2002 ($21.15 per share):
$1,931,684,321.

As of February 28, 2002, the Registrant had 94,146,919 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.'s ("Omnicare", the "Company" or the "Registrant") definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be held May 20, 2002, are incorporated by reference into Part III of this report. Definitive copies of its 2002 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                 OMNICARE, INC.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                           PAGE
                                                                           ----
ITEM 1.  BUSINESS.........................................................   3
ITEM 2.  PROPERTIES.......................................................  19
ITEM 3.  LEGAL PROCEEDINGS................................................  24
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.................................................  24
         EXECUTIVE OFFICERS OF THE COMPANY................................  25

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS..................................  26
ITEM 6.  SELECTED FINANCIAL DATA..........................................  26
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS....................................................  29
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK................................................  47
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA.............................................................  48
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.......................................................  84

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
         THE REGISTRANT...................................................  84
ITEM 11. EXECUTIVE COMPENSATION...........................................  84
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT............................................  84
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS.....................................................  84

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K..........................................  84

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

We operate in two business segments. The largest segment, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in such facilities. We also provide consultant pharmacist services, including evaluating residents' drug therapy, monitoring the control, distribution and administration of drugs within the nursing facility and assisting in compliance with state and federal regulations. In addition, we provide ancillary services, such as infusion therapy and dialysis, distribute medical supplies and offer clinical and financial software information systems to our client long-term care facilities. At December 31, 2001, we provided pharmacy services to approximately 662,000 residents in approximately 8,600 long-term care facilities in 43 states. We also provide pharmaceutical case management services for those over 65 who have drug benefits under corporate-sponsored retirement programs. The Pharmacy Services segment provides no services outside of the United States.

Our other business segment is contract research organization services ("CRO Services"). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries, operating in 27 countries around the world. Financial information regarding our business segments is presented at Note 15 (Segment Information) of the Notes to our 2001 Consolidated Financial Statements, included at Item 8 of this filing.

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

The Omnicare Guidelines'r'

In June 1994, to enhance the pharmaceutical care management services that we offer, we introduced to our client facilities and their attending physicians the Omnicare Guidelines'r' which we believe is the first clinically-based formulary for the elderly residing in long-term care institutions. The Omnicare Guidelines'r' presents an analysis ranking specific drugs in therapeutic classes as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in facilities and for those living independently. The clinical evaluations and rankings were developed exclusively for us by the University of the Sciences in Philadelphia (formerly the Philadelphia College of Pharmacy), an academic institution recognized for its expertise in geriatric long-term care. In addition, the Omnicare Guidelines'r' provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

As the Omnicare Guidelines'r' focuses on health benefits, rather than solely on cost, in assigning rankings, we believe that use of the Omnicare Guidelines'r' assists physicians in making the best clinical choices of drug therapy for the patient at the lowest cost to the payor of the pharmacy bill. Accordingly, we believe that the development of and compliance with the Omnicare Guidelines'r' is important in lowering costs for SNFs operating under the federal government's Prospective Payment System ("PPS") as well as state Medicaid programs, managed care and other payors, including residents or their families.

Health and Outcomes Management

We have expanded upon the data in the Omnicare Guidelines'r' to develop health and outcomes management programs targeted at major categories of disease commonly found in the elderly, such as congestive heart failure, osteoporosis and atrial fibrillation. Such programs seek to identify patients who may be candidates for more clinically efficacious drug therapy and to work with physicians to optimize pharmaceutical care for these geriatric patients. We believe these programs enhance the quality of care of elderly patients while reducing costs to the healthcare system which arise from the adverse outcomes of sub-optimal or inappropriate drug therapy.

Outcomes-based Algorithm Technology

Combining data provided by our proprietary systems, the Omnicare Guidelines'r' and health management programs, our pharmacists seek to determine the best clinical and most cost-effective drug therapies and make recommendations for the most appropriate pharmaceutical treatment. Since late 1997, we have augmented their efforts with the development of proprietary, outcomes-based algorithm technology which electronically screens and identifies patients at risk for certain diseases and assists in determining treatment protocols. This system combines pharmaceutical, clinical, care planning and research data, and screens such data through nearly 4,000 diseased-based algorithms, allowing our pharmacists to make recommendations to improve the effectiveness of drug therapy in seniors, including identifying potentially underdiagnosed and undertreated conditions.

Pharmaceutical Case Management

Combining our clinical resources, including the Omnicare Guidelines'r', health and outcomes management programs and our comprehensive database of medical and pharmacy data, we have begun to provide pharmaceutical case management services to seniors living independently who receive drug benefits under employer-sponsored retirement programs. Because seniors living independently are often under the care of multiple practitioners with no coordination of prescribing, this population is highly susceptible to drug-related problems. Omnicare Senior Health Outcomes addresses this need through programs designed to reduce unnecessary and inappropriate drug use, to optimize therapy for certain at-risk groups and to make therapeutic interventions in accordance with the Omnicare Guidelines'r' and health management programs. These services are provided on behalf of large corporate employers sponsoring post-retirement health care benefits that seek to protect the safety and quality of healthcare for their retirees while containing or reducing their costs.

Ancillary Services

We provide the following ancillary products and services to long-term care facilities:

Infusion Therapy Products and Services. With cost containment pressures in healthcare, SNFs and nursing facilities ("NFs") are called upon to treat moderately acute but stabilized patients that would otherwise be treated in the more costly hospital environment, provided that the nursing staff and pharmacy are capable of supporting higher degrees of acuity. We provide infusion therapy support services for such client facilities and, to a lesser extent, hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product.

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

Dialysis Services. We offer comprehensive dialysis services on-site in client long-term care facilities for those residents with kidney failure or end stage renal disease ("ESRD"). We offer both hemodialysis and peritoneal dialysis for residents who would otherwise be required to be transported to an off-site clinic for dialysis treatment multiple times per week. Our on-site service eliminates travel for the resident which can often be a disruptive and traumatic activity. For our facility clients our dialysis services significantly reduce transportation and staffing costs while providing added capability so that the available population of patients it can serve increases.

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

Contract Research Organization Services

Our CRO Services segment provides comprehensive product development services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering comprehensive and fully integrated clinical monitoring, quality assurance, data management, statistical analysis, medical writing and regulatory support for our clients' drug development programs. CRO Services also provides pharmaceutics services, in parallel with the stages described above. This process involves product dose form development, including the formulation of placebo and active drug, clinical manufacturing and process development for commercial manufacturing, the development of analytical methodology, execution of a high number of analytical tests, as well as stability testing and clinical packaging. CRO Services operates in 27 countries, including the United States.

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

Competition

By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. We are the nation's largest provider of pharmaceuticals and related pharmacy services to long-term care institutions such as SNFs, ALFs, retirement centers and other institutional healthcare facilities. In the geographic regions we serve, we compete with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. We compete in these markets on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of our services, along with the clinical expertise, pharmaceutical technology and professional support we offer. Our
CRO business competes against other full-service CROs and client internal resources. The CRO industry is highly fragmented with a number of full-service CROs and many small, limited-service providers, some of which serve only local markets. Clients choose a CRO based on, among other reasons, reputation, references from existing clients, the client's relationship with the CRO, the CRO's experience with the particular type of project and/or therapeutic area of clinical development, the CRO's ability to add value to the client's development plan, the CRO's financial stability and the CRO's ability to provide the full range of services on a global basis as required by the client. We believe that we compete favorably in these respects.

Backlog

Backlog is not a relevant factor in our Pharmacy Services segment since this segment's products and services are sold promptly on an as ordered basis. Our CRO Services segment reports backlog based on anticipated net revenue from uncompleted projects that have been authorized by the customer, through signed contracts, letter agreements and certain verbal commitments. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 2001, backlog was approximately $195.5 million, as compared to approximately $187.7 million at December 31, 2000.

We believe that backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the customer or delayed by regulatory authorities. Moreover, the scope of work can be increased or decreased during the course of a project.

Customers

At December 31, 2001, our Pharmacy Services segment served approximately 662,000 residents in approximately 8,600 long-term care facilities and other institutional healthcare settings.

Our CRO Services segment serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies as well as smaller companies in the pharmaceutical and biotechnology industries.

No single client comprised more than 10% of consolidated revenues in 2001 or 2000. Our business would not be materially or adversely affected by the loss of any one customer or small group of customers.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At December 31, 2001, we had pharmacy licenses for each pharmacy we operate. In addition, at December 31, 2001, we delivered prescription products from our licensed pharmacies to five states in which we do not operate a pharmacy. These states regulate out-of-state pharmacies, however, as a condition to the delivery ofprescription products to patients in these states. Our pharmacies hold the requisite licenses applicable in these states. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Client long-term care facilities are also separately required to be licensed in the states in which they operate and, if serving Medicare or Medicaid patients, must be certified to be in compliance with applicable program participation requirements. Client facilities are also subject to the nursing home reforms of the OBRA of 1987, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other healthcare professionals who provide services on our behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

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

As is the case for nursing home services generally, we receive reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. We believe that our reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 2001, our payor mix was approximately as follows: 44% private pay and long-term care facilities (including payments from SNFs on behalf of their Medicare-eligible residents), 44% Medicaid, 3% Medicare (including direct billing for medical supplies) and 9% other private sources (including the CRO business).

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

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or who are disabled. The Medicare program consists of three parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home healthcare and certain other types of healthcare services; Medicare Part B, which covers physicians' services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; and Medicare Part C, established by The Balanced Budget Act of 1997 ("BBA"), which generally allows beneficiaries to enroll in additional types of managed care programs beyond the traditional Medicare fee for service program. Part C is generally referred to as "Medicare+Choice." Many Medicare beneficiaries are being served through such Medicare+Choice organizations. In addition to the limited Medicare coverage for specified products described above, some Medicare+Choice organizations providing healthcare benefits to Medicare beneficiaries offer expanded drug coverage. The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. SNFs and suppliers of medical equipment and supplies, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

Medicare and Medicaid providers and suppliers are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these government-sponsored programs. Such audits and inquiries, as well as our own internal compliance program, from time to time have identified overpayment and other billing errors resulting in repayment or self-reporting. We believe that our billing practices materially comply with applicable state and federal requirements. However, there can be no assurance that in the future such requirements will be interpreted in a manner consistent with our interpretation and application.

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

Referral Restrictions. We are subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal healthcare programs. We are also subject to the federal physician self-referral statute, which prohibits physicians from referring Medicare and Medicaid patients for certain "designated health services," including outpatient prescription drugs, durable medical equipment, and enteral supplies and equipment to an entity if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation with the entity. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal healthcare programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from the federal programs or other state-funded programs.

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

We believe our contract arrangements with other healthcare providers, our pharmaceutical suppliers and our pharmacy practices are in compliance with applicable federal and state laws. There can be no assurance that such laws will, however, be interpreted in the future in a manner consistent with our interpretation and application.

Healthcare Reform and Federal Budget Legislation. In recent years, federal legislation has resulted in major changes in the healthcare system, and included other provisions which significantly affected healthcare providers, either nationally or at the state level. The BBA of 1997 sought to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandated establishment of a PPS for SNFs under which facilities are paid a federal per diem rate for virtually all covered SNF services, including ancillary services such as pharmacy. Payment is determined by one of 44 resource utilization group ("RUG") categories. PPS was implemented for cost reporting periods beginning on or after July 1, 1998. In the Conference Report accompanying the BBA, the conferees specifically noted that, to ensure that the frail elderly residing in SNFs receive needed and appropriate medication therapy, the Secretary of HHS is to consider the results of studies conducted by independent organizations, including those which examine appropriate payment mechanism and payment rates for medication therapy, and develop case mix adjustments under the SNF PPS that reflect the needs of such patients. The BBA also imposed numerous other cost savings measures affecting Medicare SNF services.

In 1999, Congress enacted the Medicare, Medicaid, SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which was designed to mitigate the effects of the BBA. Effective April 1, 2000, the BBRA temporarily increased the PPS per diem rates by 20% for 15 patient acuity categories, including medically complex patients with generally higher pharmacy costs, pending appropriate revisions to the PPS. The increases will continue until the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration) implements a refined RUG system that better accounts for medically-complex patients. The revised rates may be more or less than the temporary 20% increase under the BBRA. The BBRA also provides for a 4% increase in payments otherwise determined under the BBA for all patient acuity categories for fiscal years 2001 and 2002 (in addition to the 20% increase in the 15 high acuity categories). We believe these changes have improved the financial condition of SNFs and provide incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill.

The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), signed into law December 21, 2000, includes provisions designed to further mitigate the effects of reimbursement cuts contained in the BBA. Among other things, BIPA eliminated the scheduled reduction in the SNF market basket update in fiscal year 2001. This increase will not be included when determining payment rates for the subsequent period. In fiscal years 2002 and 2003, payment updates will equal the market basket index increase minus 0.5 percentage point. Temporary increases in the federal per diem rates under the BBRA will be in addition to these payment increases. BIPA also increased payment for the nursing component of each RUG category by 16.66% for services furnished after April 1, 2001 and before October 1, 2002. Moreover, BIPA further refined the consolidated billing requirements. Specifically, effective January 1, 2001, the law limits consolidated billing requirements to items and services furnished to SNF residents in a Medicare Part A covered stay and to therapy services covered under Part B. In other words, for residents not covered under a Part A stay, SNFs may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. BIPA also increased by 6.7% the federal per diem payments for 14 rehabilitation categories for services furnished on or after April 1, 2001 and before implementation of the refined RUG system. The 20% additional payment under the BBRA for three rehabilitation categories was removed to make this provision budget neutral.

Certain of the increases in Medicare reimbursement for SNFs provided under the BBRA and BIPA will expire in October 2002 unless Congress enacts additional legislation. If no additional legislation is enacted, the loss of revenues associated with this occurrence could have an adverse effect on the financial condition of the Company's SNF customers. While it is hoped that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action or theform of any relief enacted.

Moreover, for several years, the federal government has examined the appropriateness of the "average wholesale price" ("AWP") as a basis for reimbursement of outpatient prescription drugs under Part B of the Medicare program and certain state Medicaid programs. AWP is an industry term that typically is understood to represent a suggested resale price for wholesale sales to pharmacies. The Company's revenues for drugs dispensed under Medicare Part B are less than 0.5% of total revenues. Discounted AWP plus a dispensing fee is also the basis for many state Medicaid programs' reimbursement of drugs to pharmacy providers for Medicaid beneficiaries generally as well as under certain private reimbursement programs. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, it could adversely affect the Company's reimbursement.

With respect to Medicaid, the BBA repealed the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid NFs effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including NFs and institutional pharmacy services, no assurances can be given that these programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. Our operations have not been adversely affected in states with managed care programs in effect. We are unable to predict what impact, if any, future changes in Medicaid payments to NFs or managed care systems might have on our operations.

It is uncertain at this time what additional healthcare reform initiatives, including an expanded Medicare prescription drug benefit, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretation of governmental policies or other changes affecting the healthcare system. There can be no assurance that future healthcare or budget legislation or other changes will not have an adverse effect on our business.

Contract Research Organization Services. The preclinical, clinical, manufacturing, analytical and clinical trial supply services performed by our CRO Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services.

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

Health Information Practices. The Company and the healthcare industry generally also are impacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to enhance the efficiency and simplify the administration of the healthcare system. In addition, HIPAA requires HHS to adopt standards for electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement. While HIPAA ultimately is designed to reduce administrative expenses within the healthcare system, the law likely will initially require significant, and possibly costly, changes for the industry. HHS has promulgated regulations to implement certain of the standards, although these have not yet gone into effect, and other standards have not yet been finalized. Based on current information, we believe we will be able to fully comply with HIPAA requirements, however, we cannot at this time estimate the cost of compliance or if implementation of the HIPAA standards will result in an adverse effect on the Company's operations or profitability, or that of its customers.

Compliance Program and Corporate Integrity Agreement. The Office of Inspector General ("OIG") has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. In 1998, Omnicare voluntarily adopted a compliance program to assist us in complying with applicable government regulations. In addition, in April 1998, Home Pharmacy Services, Inc. ("Home"), one of our wholly-owned subsidiaries, entered into a settlement agreement with the U.S. Department of Justice and the State of Illinois regarding certain practices involving refunds for returned drugs. Under the Settlement Agreement, Home paid $5.3 million in fines and restitution to the United States and Illinois, and Omnicare and Home agreed to a corporate integrity program for four years, which includes annual reporting obligations. If Omnicare fails to meet a material obligation under the agreement, the OIG may initiate proceedings to suspend or exclude Omnicare from participation in federal health programs, including Medicare and Medicaid. The terms of the corporate integrity agreement expire in April 2002. Neither Omnicare nor any of its other operating units were implicated in the government investigation.

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

Employees

At December 31, 2001, we employed approximately 9,000 persons (including 3,200 part-time employees), approximately 8,600 and 400 of whom were located within and outside the United States, respectively.

ITEM 2 - PROPERTIES

We have offices, distribution centers and other key operating facilities in various locations in and outside the United States. As of December 31, 2001, we operated a total of 135 facilities, four of which we owned. A list of the 69 more significant facilities (defined as having at least 10,000 square feet) we operated as of December 31, 2001 follows, grouped by segment and summarized by location. The owned properties are held in fee and are not subject to any material encumbrance. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

                                                                                                  Leased Area
                                                                    Owned Area      ----------------------------------
          Location                          Type                     (sq. ft.)      (sq. ft.)         Expiration Date
-------------------------        ---------------------------------  -----------      ----------     -------------------
Pharmacy Services:

Livonia, Michigan                Offices and Distribution Center          -         50,438          May 31, 2007

Des Plaines, Illinois            Offices and Distribution Center          -         47,971          May 31, 2008

Kirkland, Washington             Offices and Distribution Center          -         45,344          April 14, 2003

Milwaukee, Wisconsin             Offices and Distribution Center          -         41,816          March 31, 2009

Perrysburg, Ohio                 Offices and Distribution Center       40,500          -               -

Cheshire, Connecticut            Offices and Distribution Center          -         38,400          June 30, 2010

Louisville, Kentucky             Offices and Distribution Center          -         38,275          December 31, 2002

Florissant, Missouri             Offices and Distribution Center       38,014            -             -

Kansas City, Missouri            Offices and Distribution Center          -         36,048          October 21, 2009

Toledo, Ohio                       Distribution Center                    -         36,039          March 31, 2004

Hunt Valley, Maryland            Offices and Distribution Center          -         32,937          January 31, 2007

St. Louis, Missouri              Offices and Distribution Center          -         30,400          June 30, 2002

Rockford, Illinois               Offices and Distribution Center          -         29,100          November 30, 2009

                                                                                                  Leased Area
                                                                    Owned Area      ----------------------------------
          Location                          Type                     (sq. ft.)      (sq. ft.)         Expiration Date
-------------------------        ---------------------------------  -----------      ----------     -------------------
Salt Lake City, Utah             Offices and Distribution Center          -         28,400          January 31, 2009

Crystal, Minnesota               Offices and Distribution Center          -         28,255          January 31, 2008

Portland, Oregon                 Offices and Distribution Center          -         28,150          April 30, 2008

Decatur, Illinois                Offices and Distribution Center       21,070        6,600          Month-to-Month

Plainview, New York              Offices and Distribution Center          -         25,500          June 30, 2005

Chestnut Ridge, New York         Offices and Distribution Center          -         24,429          May 31, 2009

Cincinnati, Ohio                 Offices and Distribution Center          -         24,375          September 30, 2009

Des Plaines, Illinois            Offices and Distribution Center          -         24,047          May 31, 2008

Oklahoma City, Oklahoma          Offices and Distribution Center          -         24,000          Month-to-Month

Indianapolis, Indiana            Offices and Distribution Center          -         23,740          June 30, 2010

Griffith, Indiana                Offices and Distribution Center          -         23,600          May 1, 2002

Wadsworth, Ohio                  Offices and Distribution Center          -         22,960          June 30, 2006

Pittsburgh, Pennsylvania         Offices and Distribution Center          -         22,677          January 31, 2009

Mentor, Ohio                     Offices and Distribution Center          -         22,364          December 31, 2006

Rochester, New York              Offices and Distribution Center          -         22,240          November 30, 2003

Malta, New York                  Offices and Distribution Center          -         20,930          October 31, 2004

Maumee, Ohio                       Distribution Center                    -         20,692          October 11, 2002

                                                                                                  Leased Area
                                                                    Owned Area      ----------------------------------
          Location                          Type                     (sq. ft.)      (sq. ft.)         Expiration Date
-------------------------        ---------------------------------  -----------      ----------     -------------------
Greensburg, Pennsylvania         Offices and Distribution Center          -         20,000          February 3, 2006

Henderson, Kentucky              Offices and Distribution Center          -         20,000          January 31, 2007

Spartanburg, South Carolina      Offices and Distribution Center        9,500       10,000          Month-to-Month

Boca Raton, Florida              Offices and Distribution Center          -         18,661          December 31, 2002

Milford, Ohio                    Offices and Distribution Center          -         18,000          December 31, 2002

Springfield, Ohio                Offices and Distribution Center          -         18,000          December 31, 2003

Peabody, Massachusetts           Offices and Distribution Center          -         17,500          April 30, 2002

Springfield, Missouri            Offices and Distribution Center          -         17,000          September 30, 2003

Pompton Plains, New Jersey       Offices and Distribution Center          -         16,041          August 1, 2002

Englewood, Ohio                  Offices and Distribution Center          -         15,000          March 31, 2003

West Seneca, New York            Offices and Distribution Center          -         15,000          August 31, 2004

West Boylston, Massachusetts     Offices and Distribution Center          -         14,800          May 3, 2003

Ashland, Kentucky                Offices and Distribution Center          -         14,000          October 31, 2003

Sioux Falls, South Dakota        Offices and Distribution Center          -         13,921          May 31, 2002

Spokane, Washington              Offices and Distribution Center          -         13,750          October 31, 2006

Columbus, Ohio                   Offices and Distribution Center          -         13,600          June 30, 2002

                                                                                                  Leased Area
                                                                    Owned Area      ----------------------------------
          Location                          Type                     (sq. ft.)      (sq. ft.)         Expiration Date
-------------------------        ---------------------------------  -----------      ----------     -------------------
St. Petersburg, Florida          Offices and Distribution Center          -         13,245          Month-to-Month

Hallowell, Maine                 Offices and Distribution Center          -         13,000          September 30, 2002

Van Nuys, California             Offices and Distribution Center          -         12,555          February 28, 2003

Alexandria, Louisiana            Offices and Distribution Center          -         12,000          May 7, 2004

Indianapolis, Indiana              Distribution Center                    -         12,000          November 30, 2002

Yakima, Washington               Offices and Distribution Center          -         11,500          February 28, 2005

Omaha, Nebraska                  Offices and Distribution Center          -         11,450          May 1, 2002

Thomasville, North Carolina      Offices and Distribution Center          -         11,325          January 15, 2003

South Elgin, Illinois            Offices and Distribution Center          -         11,175          August 1, 2002

Peoria, Illinois                 Offices and Distribution Center          -         11,000          July 31, 2004

West Branch, Michigan            Offices and Distribution Center          -         10,950          May 31, 2011

Prattville, Alabama              Offices and Distribution Center          -         10,881          August 8, 2008

Wilson, North Carolina           Offices and Distribution Center          -         10,800          June 15, 2004

Cherry Hill, New Jersey          Offices and Distribution Center          -         10,000          July 31, 2010


                                                                                               Leased Area
                                                                    Owned Area    ----------------------------------
          Location                          Type                     (sq. ft.)    (sq. ft.)         Expiration Date
-------------------------        ---------------------------------  -----------   ----------     -------------------
CRO Services:

King of Prussia, Pennsylvania                  Offices                   -        150,000         June 30, 2010

Troy, New York                                 Offices                   -         34,274         March 31, 2002

Cologne, Germany                               Offices                   -         27,028         March 31, 2003

Chippenham, United Kingdom                     Offices                   -         20,000         June 23, 2016

Schwalbach, Germany                            Offices                   -         16,533         August 31, 2003

Bad Soden, Germany                      Offices and Laboratories         -         12,712         June 30, 2004

Deerfield, Illinois                            Offices                   -         10,000         September 30, 2007


Corporate:

Covington, Kentucky                            Offices                   -         42,795         December 31, 2012

Fort Wright, Kentucky                          Offices                   -         14,237         March 31, 2008


ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal or governmental proceedings to which we are a party or to which any of our property is subject that we believe would have a material adverse effect on us.

On July 26, 1999, Neighborcare Pharmacy Services, Inc. ("Neighborcare"), a subsidiary of Genesis Health Ventures, Inc., filed suit in the Circuit Court for Baltimore County, Maryland, against us and Heartland Health Services ("HHS"), a joint venture in which one of our subsidiaries is a partner (the "Action"). The Action relates to certain master service agreements ("MSAs") between Neighborcare and HCR/Manorcare ("Manorcare"), on the one hand, and us or HHS and Manorcare, on the other, under which pharmacy services are provided to nursing homes and other long-term care facilities operated by Manorcare. Neighborcare alleges that we and HHS tortiously interfered with Neighborcare's purported rights under its MSAs, and seeks compensatory damages allegedly of not less than $100 million annually, injunctive relief canceling our contracts and HHS's contracts with Manorcare and punitive damages. Neighborcare and Manorcare were involved in an arbitration (the "Arbitration") to determine the validity and enforceability of Neighborcare's MSAs and the extent to which either of those parties has breached the MSAs. We are advised by Manorcare that during the pendency of the Arbitration, Neighborcare continued to provide and be paid for pharmacy services under the MSAs. On November 4, 1999, we and HHS moved to dismiss or, in the alternative, to stay the Action in its entirety on the grounds that the Arbitration between Neighborcare and Manorcare should resolve many, if not all, of the issues raised in the Action. On November 12, 1999, the Baltimore County Circuit Court stayed the Action pending conclusion of the Arbitration, and we withdrew our motion to dismiss. The hearing in the Arbitration was conducted in the summer of 2001, and the award of the arbitrator was issued in February 2002. However, no further proceedings in the Action have yet taken place, and the impact of the Arbitration on the Action, if any, cannot be determined at the present time. Although the outcome of the Action cannot be ascertained at this time and the results of the legal proceedings cannot be predicted, we believe, based on our knowledge and understanding of the facts and the advice of our counsel, that there is no reasonable basis in law or in fact for concluding that we have any liability in the Action. Consequently, we believe that the resolution of the Action is not likely to have a material adverse effect on our financial condition or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of February 28, 2002 are as follows:

      Name                 Age                Office                        First Elected
      ----                 ---                ------                        --------------
Edward L. Hutton           82           Chairman                            May 20, l98l

Joel F. Gemunder           62           President and                       May 20, l98l
                                        Chief Executive Officer

Patrick E. Keefe           56           Executive Vice                      April 11, 1993
                                        President - Operations

Timothy E. Bien            51           Senior Vice President -             May 20, 1996
                                        Professional Services
                                        and Purchasing

David W. Froesel, Jr.      50           Senior Vice President               March 4, 1996
                                        and Chief Financial Officer

Cheryl D. Hodges           49           Senior Vice President               August 4, l982
                                        and Secretary

Peter Laterza              44           Vice President and                  August 5, 1998
                                        General Counsel

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

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2001 and 2000.

                                    2001                                2000
                            --------------------------         --------------------------
                            High             Low               High             Low
                            ----             ---               ----             ---
First Quarter               $22.99           $17.75            $13.75           $ 9.06
Second Quarter              $22.65           $18.75            $18.75           $ 9.06
Third Quarter               $26.00           $19.00            $16.50           $ 8.13
Fourth Quarter              $25.01           $18.30            $21.94           $15.56

The number of holders of record of our Common Stock on February 28, 2002 was 2,468. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

On February 7, 2001 and February 6, 2002, the Board of Directors approved a quarterly cash dividend rate of $.0225, for an indicated annual rate of $.09 per share in 2001 and 2002, respectively. It is presently intended that cash dividends will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon our earnings and financial condition and other factors not currently determinable.

Recent Sales of Unregistered Securities

We, as part of our acquisition program, have historically issued our common shares and warrants ("Securities") from time to time in private transactions not registered under the Securities Act of 1933 in connection with the purchase of the assets or stock of businesses acquired. During the quarter and year ended December 31, 2001, no transactions were completed involving unregistered Securities. When such Securities are issued, they are issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act.


ITEM 6 - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which should be read in conjunction with our Consolidated Financial Statements and related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Items 8 and 7, respectively, of this Filing.

Omnicare, Inc. and Subsidiary Companies
Five-Year Summary of Selected Financial Data
(in thousands, except per share data)

                                                                    For the years ended and at December 31,
                                               2001             2000            1999            1998              1997
                                           -----------      ----------      ----------     -----------      ----------
INCOME STATEMENT DATA:  (a)(b)

Sales                                      $ 2,159,131      $1,971,348      $1,861,921     $1,517,370       $1,034,384
                                           ===========      ==========      ==========     ==========      ===========
Income from continuing operations          $    74,271      $   48,817      $   57,721     $   80,379       $   54,105
Loss from discontinued operations                    -               -               -              -           (2,154)(c)
                                           -----------      ----------      ----------     ----------      -----------
Net income                                 $    74,271      $   48,817      $   57,721     $   80,379       $   51,951 (c)
                                           ===========      ==========      ==========     ==========      ===========
Earnings per share data:
    Basic:
       Income from continuing operations   $      0.80      $     0.53      $     0.63     $     0.90      $     0.63
       Loss from discontinued operations             -               -               -              -           (0.02)(c)
                                           -----------      ----------      ----------     ----------      -----------
       Net income                          $      0.80      $     0.53      $     0.63     $     0.90      $     0.61 (c)
                                           ===========      ==========      ==========     ==========      ===========
    Diluted:
       Income from continuing operations   $      0.79      $     0.53      $     0.63     $     0.90      $     0.62
       Loss from discontinued operations             -               -               -              -           (0.02)(c)
                                           -----------      ----------      ----------     ----------      -----------
       Net income                          $      0.79      $     0.53      $     0.63     $     0.90      $     0.60 (c)
                                           ===========      ==========      ==========     ==========      ===========
Dividends per share                        $      0.09      $     0.09      $     0.09     $     0.08      $     0.07
                                           ===========      ==========      ==========     ==========      ===========
Weighted average number of common shares
outstanding:
          Basic                                 93,124          92,012          90,999         89,081          85,692
                                           ===========      ==========      ==========     ==========      ===========
          Diluted                               93,758          92,012          91,238         89,786          86,710
                                           ===========      ==========      ==========     ==========      ===========

BALANCE SHEET DATA:  (a)
Cash and cash equivalents (including
    restricted cash)                       $   171,318      $  113,907      $   97,267     $   54,312      $  138,062
Working capital                                658,321         560,729         430,102        369,749         354,825
Total assets                                 2,290,276       2,210,218       2,167,973      1,903,829       1,412,146
Long-term debt (excluding current
  portion) (d)                                 750,669         780,706         736,944        651,556         359,148
Stockholders' equity                         1,149,783       1,068,423       1,028,380        963,471         829,753

OTHER FINANCIAL DATA: (a)
EBITDA (adjusted; unaudited) (e)           $   270,725      $  231,859      $  241,008     $  222,825      $   140,516
Net cash flows from operating activities       153,087         132,701         101,114         89,507           10,235
Net cash flows from investing activities       (46,802)        (76,116)       (203,517)      (449,718)        (450,787)
Capital expenditures (f)                        26,222          32,423          58,749         53,179           41,278
Net cash flows from financing activities       (49,555)        (41,777)        145,502        276,652          345,653

(a) Omnicare, Inc. ("Omnicare" or the "Company") has had an active acquisition program in effect since 1989. See Note 2 of the Notes to Consolidated Financial Statements for information concerning these acquisitions.

(b) Included in the 2001, 2000, 1999 and 1998 net income amounts, and the 1997 income from continuing operations amounts, are the following aftertax charges (credits) (in thousands):

                                               2001             2000             1999           1998             1997
                                           -----------      ------------      ----------     ----------      -----------
Restructuring and other related charges      $11,374(1)       $17,135(1)       $22,698 (1)     $2,689           $ 1,208
Other expense                                  2,987(2)             -               -               -             6,457(3)
Acquisition expenses, pooling-of-
 interests                                         -                -             (376)(4)     13,869             3,935
                                             -------          -------          -------        -------          -------
   Total                                     $14,361          $17,135          $22,322        $16,558          $11,600
                                             =======          =======          =======        =======          =======

    (1) See Note 12 of the Notes to Consolidated Financial Statements.

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

    (4) See Note 2 of the Notes to Consolidated Financial Statements.

(c) Represents the closure of the software commercialization unit of Resource Biometrics, Inc. All operating results of this business have been reclassified from continuing operations to discontinued operations.

(d) In 2001, the Company issued $375.0 million of Senior Subordinated Notes due 2011. In 1997, the Company issued $345.0 million of Convertible Subordinated Debentures due 2007. See Note 6 of the Notes to Consolidated Financial Statements.

(e) "EBITDA" represents earnings before interest, income taxes, depreciation and amortization, excluding special items. Special items include restructuring and other related charges, other expense, pooling-of-interests expenses, and losses from discontinued operations, and represent charges/expenses or credits which management believes are either infrequent occurrences or otherwise not related to ongoing operations. Omnicare believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt; however, EBITDA does not represent cash flow from operations, as defined by generally accepted accounting principles, and should not be considered as a substitute for net earnings as an indicator of Omnicare's operating performance or cash flow as a measure of liquidity. Omnicare's calculation of EBITDA may differ from the calculation of EBITDA by others.

(f) Primarily represents the purchase of computer equipment/software, machinery and equipment, and furniture, fixtures and leasehold improvements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information."

Results of Operations
--------------------------------------------------------------------------------

The following table presents sales and results of operations for Omnicare, Inc. ("Omnicare" or the "Company"), excluding certain "special items" such as restructuring and other related charges, other expense and pooling-of-interests expenses (in thousands, except per share amounts). Special items represent charges/expenses or credits which management believes are either infrequent occurrences or otherwise not related to ongoing operations. Such items are described further below and in the Company's Notes to Consolidated Financial Statements, and have been shown separately in order to facilitate analysis of the Company's operating trends.


                                                                    For the years ended December 31,
                                                              2001                2000               1999
                                                        --------------------------------------------------------
Sales                                                         $2,159,131          $1,971,348         $1,861,921
                                                        =================   =================  =================
Net income, as reported                                       $   74,271          $   48,817         $   57,721
      Special items:
      Restructuring and other related charges
         (net of taxes)                                           11,374              17,135             22,698
      Other expense (net of taxes)                                 2,987                   -                  -
      Acquisition expenses, pooling-of-interests
         (net of taxes)                                                -                   -               (376)
                                                        -----------------   -----------------  -----------------
Net income (excluding special items)                          $   88,632          $   65,952         $   80,043
                                                        =================   =================  =================
Earnings per share:
Basic, as reported                                                 $0.80               $0.53              $0.63
Diluted, as reported                                               $0.79               $0.53              $0.63
      Special items:
      Restructuring and other related charges
         (net of taxes)                                             0.12                0.19               0.25
      Other expense (net of taxes)                                  0.03                   -                  -
      Acquisition expenses, pooling-of-interests
         (net of taxes)                                                -                   -                  -
                                                        -----------------   -----------------  -----------------
      Basic (excluding special items)                              $0.95               $0.72              $0.88
                                                        =================   =================  =================
      Diluted (excluding special items)                            $0.95               $0.72              $0.88
                                                        =================   =================  =================


Earnings per share (as reported, and excluding special items) is calculated independently for each amount presented. Accordingly, the sum of the individual earnings per share, as reported, and special items disclosures may not necessarily equal the earnings per share (excluding special items) amount for the corresponding period.

The pretax impact of the special items is as follows:



                                                                   For the years ended December 31,
                                                              2001                2000               1999
                                                        --------------------------------------------------------
Restructuring and other related charges                          $18,344             $27,199            $35,394
Other expense                                                      4,817                   -                  -
Acquisition expenses, pooling-of-interests                             -                   -                (55)


2001 vs. 2000
--------------------------------------------------------------------------------

Consolidated

Diluted earnings per share were $0.79 for the year ended December 31, 2001 versus $0.53 in 2000, including restructuring and other related charges associated with the Company's productivity and consolidation initiatives in both periods, as well as other expense in 2001. Net income for 2001 was $74.3 million versus $48.8 million in 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2001 was $247.6 million in comparison to $204.7 million for 2000. Sales for 2001 increased to $2,159.1 million from $1,971.3 million in 2000.

As presented in the table above, excluding the impact of special items (discussed below) classified as other expense from the 2001 period and restructuring and other related charges from both periods, diluted earnings per share for the year ended December 31, 2001 were $0.95, compared with $0.72 earned in the prior year. Net income for 2001, on that basis, was $88.6 million versus $66.0 million in 2000. EBITDA, on the same basis, totaled $270.7 million for the year ended December 31, 2001 as compared with $231.9 million in 2000.

Included in the 2001 results are other expense items totaling $4.8 million pretax ($3.0 million aftertax). In the first quarter of 2001, Omnicare recorded a $1.8 million pretax ($1.1 million aftertax, or $0.01 per diluted share) special charge representing a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health
Care Financing Administration for review and determination of the amount of overpayment. Further, the Company recorded a $3.0 million pretax ($1.9 million aftertax, or $0.02 per diluted share) special charge in the second quarter of 2001, representing a settlement in June 2001 of certain contractual issues with a customer, which issues and amount relate to prior year periods.

Included in 2001 and 2000 were aggregate charges of $18.3 million and $27.2 million pretax ($11.4 million and $17.1 million aftertax, or $0.12 and $0.19 per diluted share, respectively) relating to certain productivity and consolidation programs described hereafter under "Restructuring and Other Related Charges."

Pharmacy Services Segment

Omnicare's Pharmacy Services segment recorded sales of $2,033.8 million for the year ended December 31, 2001, ahead of the 2000 amount of $1,858.7 million by $175.1 million, or 9%. The increase represents the continued internal growth of the Pharmacy Services business, due primarily to net growth in the number of nursing facility residents serviced, the expansion of clinical programs, and a favorable shift in the mix toward new, higher-priced branded pharmaceuticals. The growth in the number of residents serviced was generated through the efforts of the Company's National Sales & Marketing Group and pharmacy staff in developing new pharmacy contracts with long-term care facilities, net of the elimination of certain high credit risk or uneconomic accounts. The number of nursing facility residents served at December 31, 2001 was 662,000 as compared to 636,500 served at December 31, 2000, a net increase during 2001 of 25,500, which was nearly five times greater than the net increase experienced during 2000. The increasing market penetration of newer drugs, which often carry higher prices but are more effective in reducing overall healthcare costs than those they replace, also served to increase Pharmacy Services sales. The Company estimates that drug price inflation for its highest dollar volume products in 2001 was 5%. The factors favorably impacting sales growth in 2001 were offset in part by a decrease of $6.2 million in infusion therapy sales as compared to 2000, a result of the decrease in the number of higher acuity patients serviced.

Operating profit of the Pharmacy Services segment, including restructuring and other related charges associated with the Company's productivity and consolidation initiatives in both periods, as well as other expense in the 2001 period, was $200.8 million in 2001, a $44.2 million improvement as compared to 2000. Excluding the aforementioned special items, this segment's 2001 operating profit of $214.1 million was $35.9 million, or 20%, higher than the prior year amount of $178.2 million. As a percentage of the segment's sales, operating profit on this basis was 10.5% in 2001, compared to 9.6% in 2000. The improved operating profit was primarily the result of increased sales, as discussed above, and a lower operating cost structure reflecting principally the full period impact of the productivity and consolidation initiative completed in 2000 (the "Phase I Program"). Improvement in operating performance in 2001 was also attributable to a more stable and gradually improving operating environment in the skilled nursing facility market, a result of enactment of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). During 2001, many of the customers of the Company's Pharmacy Services segment realized the benefits of higher statutory reimbursement rates in conjunction with the implementation of the BBRA and BIPA.

On January 8, 2002, Omnicare announced the completion of the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"). The acquisition, to be accounted for as a purchase business combination, included cash consideration at closing of $93.1 million (which is subject to adjustment based on the closing balance sheet review). Up to an additional $18.0 million in deferred payments may become payable, contingent upon future performance. The Company is in the process of completing the purchase price allocation, including the identification of goodwill and other intangible assets.

At the time of the acquisition, APS provided professional pharmacy and related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. From the acquisition, Omnicare expects to achieve certain economies of scale and cost synergies. The net assets and operating results of APS will be included in the Company's financial statements beginning in the first quarter of 2002. Based upon historical financial information, during the full 2002 fiscal year the acquired APS assets are expected to generate approximately $240.0 million in incremental revenues.

CRO Services Segment

Omnicare's Contract Research Organization ("CRO") Services segment recorded revenues of $125.4 million for the year ended December 31, 2001, which were $12.7 million, or 11%, greater than the $112.7 million recorded in 2000. The increase in CRO Services revenue was due to a recovery of the drug research market, as well as the efforts of the Company's integrated global selling efforts. Higher levels of demand were recognized from both major pharmaceutical manufacturers and biotechnology companies, and the Company's growing presence in the Pacific Rim countries contributed to the revenue increase.

Operating profit of the CRO Services segment, including restructuring and other related charges associated with the Company's productivity and consolidation initiatives in both periods, was $2.5 million in 2001 compared to $1.7 million in 2000. Excluding these special items, operating profit in this segment for 2001 was $12.4 million, an increase of $5.2 million, or 72%, in comparison to the prior year operating profit of $7.2 million. As a percentage of the segment's revenue, operating profit, on this basis, was 9.9% in 2001 compared to 6.4% in 2000. The improvement in operating performance was attributable to the favorable impact of the aforementioned increase in revenues, the overall stabilization of the drug research market following several large pharmaceutical company mergers in 2000, as well as the realization of benefits from the Company's initiatives to integrate and streamline the organization.

Consolidated

The Company's consolidated gross profit as a percentage of sales of 26.8% in the year ended December 31, 2001 improved from the rate of 26.7% experienced during 2000, and represented a year-over-year increase in gross profit of approximately $54.0 million to $579.4 million. Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the full period impact of the reduced cost structure brought about by the Phase I Program completed in 2000. These favorable factors were offset in part by the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins.

Sales mix for the Company also impacts gross profit and includes primarily sales of pharmaceuticals and, to a lesser extent, contract research services, infusion therapy products and services, medical supplies, and other miscellaneous products and services. Sales of pharmaceuticals account for the majority of the Company's sales and gross profit. Contract research services and infusion therapy gross profits are typically higher than gross profits associated with sales of pharmaceuticals.

Increased leverage in purchasing favorably impacts gross profit and is primarily derived through discounts from suppliers. Leveraging of fixed and variable overhead costs primarily relates to generating higher sales volumes from pharmacy facilities with no increase in fixed costs (e.g., rent) and minimal increases in variable costs (e.g., utilities), as well as the elimination of pharmacies through the Company's productivity and consolidation initiatives, further discussed below. The Company believes it will be able to continue to leverage fixed and variable overhead costs through internal and acquired growth.

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

Omnicare's selling, general and administrative ("operating") expenses for the year ended December 31, 2001 of $382.7 million were higher than the 2000 amount of $367.5 million, by $15.2 million, due to the overall growth of the business. Operating expenses as a percentage of sales, however, totaled 17.7% in 2001, representing a decline from the 18.6% experienced in 2000. This decline is primarily due to the full period favorable impact of the Phase I Program, which was successfully completed in late 2000, the leveraging of fixed and variable overhead costs over a larger sales base in 2001 than that which existed in 2000, and the integration and streamlining of the CRO business.

Investment income for the year ended December 31, 2001 was $2.6 million, an improvement of $0.7 million over the same period of 2000. Larger average invested cash balances during 2001 as compared to 2000 was the primary driver of the increase in investment income.

Interest expense during 2001 was $56.3 million, an increase of $1.2 million versus the comparable prior year period. This increase was largely due to the impact of an increase in amortization of debt issuance costs classified as interest expense, relating to the first quarter 2001 debt transactions, partially offset by the reduction in outstanding debt, as discussed at the "Financial Condition, Liquidity and Capital Resources" section below. Also unfavorably impacting 2001 interest expense was a marginal increase in the weighted average interest rates paid on outstanding debt brought about by the aforementioned debt transactions. These transactions converted a substantial portion of the Company's outstanding debt under revolving credit facilities, which are subject to variable rates of interest, to senior subordinated notes, which are subject to a higher, fixed rate of interest, but which also have a longer term.

The increase in the effective income tax rate to 38% in 2001 from 37% in the prior year is primarily attributable to the full utilization in 2000 of certain benefits derived from the Company's state tax planning program. While other state tax planning benefits will continue, they will be realized at a different magnitude than was the case in 2000. The effective tax rates in 2001 and 2000 are higher than the federal statutory rate largely as a result of the combined impact of various nondeductible expenses (primarily intangible asset amortization and acquisition costs), state and local income taxes and tax-accrual adjustments.

Restructuring and Other Related Charges

Phase I Program

In 2000, the Company completed the Phase I Program, its previously disclosed productivity and consolidation program. The Phase I Program was implemented to allow the Company to gain maximum benefit from its acquisition program and to respond to changes in the healthcare industry. As part of the Phase I Program, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The Phase I Program also resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full- and part-time employees, and annualized pretax savings in excess of $46 million upon completion.

Details of the restructuring and other related charges relating to the productivity and consolidation program follow (in thousands):


                                                   Utilized   Balance at
                                        1999        during    December 31,   2000
                                      Provision      1999        1999      Provision
                                      -----------------------------------------------

Restructuring charges:
 Employee severance                     $12,178    $ (3,717)    $ 8,461     $ 3,296
 Employment agreement buy-outs            6,740      (3,377)      3,363       1,048
 Lease terminations                       5,612      (1,089)      4,523       1,881
 Other assets and facility exit costs     8,310      (6,662)      1,648      10,627
                                       --------   ---------    --------    --------
  Total restructuring charges            32,840    $(14,845)    $17,995      16,852
                                                  =========    ========
Other related charges                     2,554                              10,347
                                       --------                            --------
  Total restructuring and other
  related charges                       $35,394                             $27,199
                                       ========                            ========


                                        Utilized   Balance at  Utilized  Balance at
                                         during   December 31,  during   December 31,
                                          2000       2000        2001       2001
                                      -----------------------------------------------

Restructuring charges:
 Employee severance                    $ (8,367)     $3,390    $(2,997)    $  393
 Employment agreement buy-outs           (3,735)        676       (676)         -
 Lease terminations                      (3,811)      2,593     (1,775)       818
 Other assets and facility exit costs    (9,737)      2,538     (2,299)       239
                                       --------    --------    -------    -------
  Total restructuring charges          $(25,650)     $9,197    $(7,747)    $1,450
                                       ========    ========    =======    =======


In connection with this program, over the 1999 and 2000 periods, Omnicare recorded a total of $62.6 million pretax ($39.8 million after taxes) for restructuring and other related charges. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing a project-to-date cumulative amount of $11.0 million of pretax non-cash items, through December 31, 2000) and facility exit costs. The other related charges were primarily comprised of consulting fees and duplicate costs associated with the program, as well as the write-off of certain non-core healthcare investments.

As of December 31, 2001, the Company had incurred approximately $22.9 million of severance and other employee-related costs relating to the reduction of approximately 1,800 employees. The remaining liabilities at December 31, 2001 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments), and will be adjusted as these matters are settled.

Phase II Program

In the third quarter of 2001, the Company announced the implementation of a second phase of the productivity and consolidation initiative (the "Phase II Program"). The Phase II Program is intended to further streamline operations, increase efficiency and enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program includes the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also includes a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Company expects the Phase II Program measures to lead to a net reduction of approximately 460 employees, or about 5% of its total work force, across both the Pharmacy Services and CRO Services segments.

The Phase II Program is expected to generate approximately $17.0 million in annual savings on a pretax basis ($10.5 million aftertax) upon full implementation. In connection with the Phase II Program, the Company expensed $18.3 million ($11.4 million after taxes) for restructuring charges during the year ended December 31, 2001. The restructuring charges include severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing $2.8 million of pretax non-cash items through December 31, 2001) and facility exit costs. Details of the restructuring charges relating to the Phase II Program follow (in thousands):


                                                 2001 Provision     Utilized during 2001  Balance at December 31, 2001
                                               -------------------------------------------------------------
Restructuring charges:
   Employee severance                                 $ 4,256                 $ (2,614)              $1,642
   Employment agreement buy-outs                        2,086                   (1,578)                 508
   Lease terminations                                   2,711                   (2,105)                 606
   Other assets and facility exit costs                 9,291                   (6,264)               3,027
                                               ---------------     --------------------   ------------------
      Total restructuring charges                     $18,344                 $(12,561)              $5,783
                                               ===============     ====================   ==================

As of December 31, 2001, the Company had incurred approximately $4.2 million of severance and other employee-related costs relating to the reduction of approximately 181 employees. All remaining liabilities recorded at December 31, 2001 were classified as current liabilities since the Company anticipates that these activities will be finalized within the next year.

2000 vs. 1999
--------------------------------------------------------------------------------

Consolidated

Net income, and basic and diluted earnings per share, declined 15% and 16%, respectively, in 2000 compared to 1999. Sales increased 6% in 2000 compared to 1999. EBITDA for the year ended December 31, 2000 was $204.7 million in comparison to $205.7 million during the 1999 period.

As presented in the table above, excluding the impact of special items such as restructuring and other related charges from both periods and acquisition-related items in 1999, net income for the year ended December 31, 2000 decreased 18% in comparison to net income earned in 1999. Basic and diluted earnings per share in 2000, on this basis, decreased 18% in comparison to 1999. EBITDA for the year ended December 31, 2000, on this basis, was $231.9 million, compared to $241.0 million for 1999.

Pharmacy Services Segment

Omnicare's Pharmacy Services segment recorded sales of $1,858.7 million for the year ended December 31, 2000, an increase of $130.6 million, or 8%, over the comparable prior year period. The increase in this segment's sales represents the continued internal growth of the pharmacy services business and the cumulative effect of prior year acquisitions of long-term care pharmacy providers. The Company estimates that internal growth contributed approximately $105 million of this segment's increased sales in 2000 as compared to 1999. Furthermore, the Company estimates that approximately $26 million of its Pharmacy Services sales growth in 2000 was attributable to the full-year impact of acquisitions made in the prior year. The number of nursing facility residents served at December 31, 2000 was 636,500 as compared to 631,200 served one year earlier. The factors favorably impacting sales growth in 2000 were offset in part by a decrease of $3.1 million in infusion therapy sales during the year, resulting primarily from the reduction in servicing of higher acuity patients, utilization and pricing.

Operating profit of the Pharmacy Services segment, including restructuring and other related charges associated with the Company's productivity and consolidation initiatives in both periods, as well as acquisition-related items in 1999, was $156.6 million in the year ended December 31, 2000, compared to $149.2 million in 1999. Excluding these special items, this segment's 2000 operating profit was $178.2 million as compared to $181.1 million for 1999. The operating results of the Pharmacy Services segment were unfavorably impacted by the reduction in earnings brought about by the difficulty of the operating environment in the long-term care industry throughout 2000. In particular, the full-year impact in 2000 of the implementation of the federal government's Prospective Payment System ("PPS") for Medicare residents of skilled nursing facilities ("SNFs"), including lower reimbursement which led to lower occupancy and acuity levels, continued to weaken the financial condition of many SNFs during 2000. While the enactment of the BBRA and the BIPA was expected to result in higher reimbursement rates, there were delays in implementing these programs during 2000, and as a result, the Company applied more stringent standards in accepting new business and aggressively withdrew from uneconomic accounts.

CRO Services Segment

Omnicare's CRO Services segment recorded revenues of $112.7 million for the year ended December 31, 2000, as compared to $133.9 million in the comparable prior year period. This decline of approximately $21.2 million was primarily the result of delays in decision making by pharmaceutical manufacturers, as well as the cancellation of planned projects prior to commencement, owing in part to merger activities in that industry. As reported, operating profit of this segment during 2000 was $1.7 million, compared to $13.1 million in 1999. Excluding the impact of restructuring and other related charges and acquisition expenses, operating profit for the full year 2000 was $7.2 million, a decrease of $9.3 million when compared to the same period of 1999. The decline in operating performance in 2000 as compared to 1999 was primarily attributable to the volatility in sales arising from the aforementioned factors, resulting in a lower base over which to spread the segment's fixed cost components.

Consolidated

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

Operating expenses for the year ended December 31, 2000 totaled $367.5 million, an increase of 4.5% compared to 1999, due primarily to the overall growth of the Company. Operating expenses as a percentage of sales of 18.6% in 2000 were less than the 18.9% experienced in the comparable prior year period. Favorably impacting the year-to-year comparison was the impact of initiatives implemented through the Phase I Program. This favorable impact, however, was offset, in part, by an increase in the Company's provision for doubtful accounts (approximately 0.2 percentage points of sales) brought about by a deterioration in the financial condition of certain SNF clients throughout 2000, partially as a result of the impact of PPS on their business.

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

Acquisition expenses for 1999 of $0.8 million represent expenses related to a pooling-of-interests transaction. Furthermore, during 1999, the Company recorded income of $0.9 million relating to the net reversal of estimated CompScript, Inc. and IBAH, Inc. acquisition-related expenses resulting from the finalization of those costs during the year.

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

The effective income tax rate of 37% during 2000 is consistent with that in 1999. The Company realized benefits from its state tax planning programs in 2000 and 1999. The effective income tax rates in 2000 and 1999 are higher than the federal statutory rate largely as a result of the combined impact of various nondeductible expenses (primarily intangible asset amortization and acquisition costs), state and local income taxes and tax-accrual adjustments.

Impact of Inflation
--------------------------------------------------------------------------------

Inflation has not materially affected Omnicare's profitability inasmuch as price increases have generally been obtained to cover inflationary drug cost increases.

Financial Condition, Liquidity and Capital Resources
--------------------------------------------------------------------------------

Cash and cash equivalents (including restricted cash) at December 31, 2001 were $171.3 million compared to $113.9 million at December 31, 2000. The Company generated positive cash flows from operating activities of $153.1 million during the year ended December 31, 2001 (including the impact of purchasing pharmaceuticals in advance of price increases, or "prebuys," of $30.0 million in the fourth quarter of 2001), compared to cash flows from operating activities of $132.7 million and $101.1 million during the years ended December 31, 2000 and 1999, respectively. These operating cash flows were used primarily for acquisition-related payments (further discussed below), capital expenditures, debt repayment and dividends. Excluding the $30.0 million of prebuys in the fourth quarter of 2001, the cash generated from operations for all of 2001 was approximately $183.1 million. The increase in cash generated from operations during 2001 was driven primarily by operating results, as previously discussed in the "Results of Operations" section.

Net cash used in investing activities was $46.8 million, $76.1 million and $203.5 million in 2001, 2000 and 1999, respectively. Acquisitions of businesses required cash payments of $20.3 million (including amounts payable pursuant to acquisition agreements relating to pre-2001 acquisitions) in 2001, which were funded by operating cash flows. Acquisitions of businesses during 2000 and 1999 required $41.7 million and $144.1 million, respectively, of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2000 and pre-1999 acquisitions, respectively) which were primarily funded by operating cash flows and borrowings under the Company's revolving credit facilities. Acquisitions in 1999 were also funded, in part, with shares of the Company's common stock having a market value of approximately $11 million (0.5 million shares). Additional amounts contingently payable, totaling approximately $15 million at December 31, 2001, may become payable through 2002 pursuant to the terms of various acquisition agreements (primarily earnout payments).

In 2001, net cash used in financing activities was $49.6 million, compared to a use of $41.8 million in 2000 and net proceeds of $145.5 million in 1999. During 2001, the Company used cash generated from its operations to reduce obligations under its revolving credit facilities by $40.0 million.

The Company's capital requirements are primarily comprised of capital expenditures, largely relating to investments in the Company's information technology systems, and ongoing payments originating from its acquisition program. There are no material commitments and contingencies outstanding at December 31, 2001, other than certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions.

In the normal course of business, the Company enters into various contractual and other commercial commitments that impact or could impact the liquidity of its operations. As of December 31, 2001, the Company had commitments outstanding related to its long-term debt and revolving credit facility arrangements, as further discussed below. At December 31, 2001, the Company also had $1.1 million of capital lease obligations, with ratable payments due at various times over the next four years, and minimum payment obligations related to noncancellable operating leases of $17.4 million, $17.6 million, $15.7 million, $13.2 million, $11.6 million and $42.6 million for the years ending December 31, 2002, 2003, 2004, 2005, 2006 and later years, respectively. In addition, as of December 31, 2001, the Company had approximately $5.8 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

In March 2001, the Company completed the issuance, at par value, of $375.0 million of 8.125% senior subordinated notes (the "Senior Notes"), due 2011. The Senior Notes were subsequently exchanged for replacement notes with identical terms, which were registered with the Securities and Exchange Commission. Concurrent with the issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving line of credit facility (the "Revolving Credit Facility"). Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional financial institutions that allowed the Company to increase the size of the Revolving Credit Facility to $500.0 million. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new Revolving Credit Facility of approximately $70.0 million were used to repay outstanding indebtedness under the Company's former revolving credit facilities, which totaled $435.0 million at December 31,

2000, and such former facilities were terminated. The outstanding balance and the amount of unused, available funds under the Revolving Credit Facility at December 31, 2001 was $30.0 million and $468.2 million, respectively.

In December 1997, the Company issued $345.0 million of 5.0% convertible subordinated debentures (the "Debentures"), due 2007. The Debentures are convertible into common stock at any time after March 4, 1998 at the option of the holder at a price of $39.60 per share.

The Revolving Credit Facility, the Debentures and the Senior Notes contain representations and warranties, covenants and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the Revolving Credit Facility are based on prevailing market rates as discussed in the following section.

The Company's current ratio of 3.4 to 1.0 at December 31, 2001 compares to 3.2 to 1.0 at December 31, 2000. This improvement is due primarily to the combined effect of higher cash balances and inventory levels (due to prebuys), at December 31, 2001 than existed at December 31, 2000, funded largely from the aforementioned favorable operating cash flows experienced during the year ended December 31, 2001.

On February 6, 2002, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share for 2002, which is consistent with 2001. Dividends of $8.5 million paid during the year ended December 31, 2001 were comparable with the $8.3 million and $8.2 million paid for the years ended December 31, 2000 and 1999, respectively.

The Company believes that cash flows from operations, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital, acquisition contingency commitments, capital expenditures, debt servicing and other financing requirements for the foreseeable future. However, the Company may in the future incur additional indebtedness or issue additional equity as deemed appropriate. The Company believes that, if needed, these additional external sources of financing are readily available.

Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at December 31, 2001 include $30.0 million outstanding under its three-year, $500.0 million variable-rate Revolving Credit Facility at an interest rate of LIBOR plus 1.375%, or 3.3% at December 31, 2001 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $0.3 million per year); $345.0 million outstanding under 5.0% fixed rate Debentures, due 2007; and $375.0 million outstanding under its 8.125% fixed rate Senior Notes, due 2011. At December 31, 2001, the fair value of Omnicare's Revolving Credit Facility approximates its carrying value, and the fair value of the Debentures and Senior Notes is approximately $319.6 million and approximately $388.1 million, respectively.

The Company has operations and revenue that occur outside of the United States and transactions that are settled in currencies other than the U.S. dollar, exposing it to market risk related to changes in foreign currency exchange rates. However, the substantial portion of the Company's operations and revenues and the substantial portion of the Company's cash settlements are exchanged in U.S. dollars. Therefore, changes in foreign currency exchange rates do not represent a substantial market risk exposure to the Company.

The Company does not have any financial instruments held for trading purposes, and does not hedge any of its market risks with derivative instruments.

Key Accounting Policies
--------------------------------------------------------------------------------

Revenue Recognition

Pharmacy Services

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

Contract Research Services

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

Use of Estimates

As a result of the Company's business operations, global scope and size, management is required to make significant estimates in preparing the Company's financial statements. As described in the Notes to Consolidated Financial Statements, actual results could differ from the amounts estimated and recorded in such statements. A description of each of the more significant estimates follows:

Allowance for Doubtful Accounts. The Company establishes the allowance for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews this allowance on an ongoing basis for appropriateness.

Inventories. The Company maintains inventory at lower of cost or net realizable value, with cost determined on the basis of the first-in, first-out method. If inventory expires prior to usage or becomes obsolete, the Company could be exposed to potential losses. The Company records reserves for slow-moving, unusable, or obsolete inventories based upon anticipated usage, inventory aging and obsolescence. Management reviews the recorded reserves on an ongoing basis for appropriateness.

Restructuring. The Company has recorded accruals in connection with its restructuring plans, primarily for facility exit costs and involuntary termination benefits. Management reviews these accruals on an ongoing basis for appropriateness.

Employee Benefit Plans. For certain of its employee benefit plans, the Company estimates the expected return on plan assets, discount rate, rate of compensation increase and future healthcare costs, among other items, and relies on actuarial estimates, to assess the future potential liability and funding requirements. These estimates, if assessed differently, could have an impact on the Company's consolidated financial position, results of operations or cash flows.

Income Taxes. The Company estimates its tax liabilities based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could experience potential losses. Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential gains.


Recently Issued Accounting Standards
--------------------------------------------------------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138"), on January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In conjunction with the adoption of SFAS 133 and SFAS 138, the Company determined that it does not have any derivative hedging contracts. Therefore, the adoption of SFAS 133 and SFAS 138 on January 1, 2001 did not have a material effect on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141, which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", requires that all business combinations entered into after July 1, 2001 be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142, which supersedes APB Opinion No. 17, "Intangible Assets", defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, consistent with the requirements of the standard, goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The Company anticipates that this new standard will serve to increase the Company's 2002 pretax earnings by approximately $32.0 million to $33.0 million (representing an estimated $20 million after tax, or approximately $0.21 per diluted share). The Company has evaluated its goodwill assets under the SFAS 142 transitional impairment test and does not anticipate that there will be an impairment loss in connection with adoption of this standard.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is not applicable to the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 also expands the scope of discontinued operations and changes the disclosure requirement for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001. Management does not expect this standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.

The FASB recently issued FASB Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("Topic D-103"). Topic D-103 requires reimbursements received for "out-of-pocket" expenses to be classified in the income statement as revenue, with the actual expenses classified in the appropriate cost caption. The Company's CRO segment currently classifies the net amount of reimbursed "out-of-pocket" expenses for its clinical study activities as a component of net revenues. Topic D-103 is effective for periods beginning after December 15, 2001 and requires comparative financial statements to be reclassified. The adoption will have no significant impact on the Company's consolidated financial position, results of operations and cash flows. However, the Company is currently evaluating the extent to which the adoption of Topic D-103 may impact the CRO segment's revenues, expenses and operating profit as a percentage of revenues.


Outlook
--------------------------------------------------------------------------------

The Company derives approximately one-half of its revenues directly from government sources, principally Medicaid and to a lesser extent Medicare, and one-half from the private sector (including individual residents, third-party insurers and SNFs).

In recent years, Congress has passed a number of federal laws that have effected major changes in the healthcare system. The Balanced Budget Act of 1997 (the "BBA") sought to achieve a balanced federal budget by, among other things, changing the reimbursement policies applicable to various healthcare providers through the introduction in 1998 of the PPS for Medicare-eligible residents of SNFs. Prior to PPS, SNFs under Medicare received cost-based reimbursement. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS resulted in a significant reduction of reimbursement to SNFs. Admissions of Medicare residents, particularly those requiring complex care, declined in many SNFs due to concerns relating to the adequacy of reimbursement under PPS. This caused a weakness in Medicare census leading to a significant reduction of overall occupancy in the SNFs the Company serves. This decline in occupancy and acuity levels adversely impacted Omnicare's results beginning in 1999, as the Company experienced lower utilization of Omnicare services, coupled with PPS-related pricing pressure from Omnicare's SNF customers. In 1999, Congress enacted the BBRA which gave SNFs a temporary 20% rate increase for high-acuity patients effective April 1, 2000, and an overall 4% across the board increase in payments otherwise determined under the BBA for all patients for federal fiscal years 2001 and 2002. These rate increases have partially restored the reduction of reimbursement caused by PPS. In December 2000, BIPA was signed into law. BIPA, effective April 2001, further increased reimbursement by means of a temporary 6.7% rate increase for certain high-acuity rehabilitation patients, a 16.66% across the board increase in the nursing component of the federal rate for all patients for services furnished before October 1, 2002, and for fiscal year 2001, a 3.16% rate increase for all patients. As a result, it appears that the unfavorable operating trends attributable to PPS have stabilized and that the BBRA and BIPA have helped to improve the financial condition of SNFs and motivate them to increase admissions, particularly of higher acuity residents. Certain of the increases in Medicare reimbursement for SNFs provided for under the BBRA and the BIPA will expire in

October 2002 unless Congress enacts additional legislation. If no additional legislation is enacted, the loss of revenues associated with this occurrence could have an adverse effect on the financial condition of the Company's SNF customers. While it is hoped that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted.

Looking beyond the stabilization of Medicare funding for skilled nursing facilities, other key healthcare funding issues remain, including the implementation of a Medicare drug benefit for seniors; the pressures on federal and state Medicaid budgets arising from the economic downturn coupled with growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on the Company of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.

Demographic trends indicate that demand for long-term care will increase well into the middle of this century as the elderly population grows significantly. Moreover, those over 65 consume a disproportionately high level of healthcare services when compared with the under 65 population. There is widespread consensus that appropriate pharmaceutical care is generally considered the most cost-effective form of treatment for the chronic ailments afflicting the elderly and also one which is able to improve the quality of life. Further, the pace and quality of new drug development is yielding many promising new drugs targeted at the diseases of the elderly. These new drugs may be more expensive than older, less effective drug therapies due to rising research costs. However, they are significantly more effective in curing or ameliorating illness and in lowering overall healthcare costs by reducing among other things, hospitalizations, physician visits, nursing time and lab tests. These trends not only support long-term growth for the geriatric pharmaceutical industry but also containment of healthcare costs and the well being of the nation's growing elderly population.

In order to fund this growing demand, the Company anticipates that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While it is not possible to predict the effect of any further initiatives on Omnicare's business, management believes that the Company's expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today's healthcare environment. Further, the rate of new drug discovery continues to accelerate fueled, in part, by the recently completed mapping of the human genome and the science and discoveries that will likely emanate from this project. Pharmaceutical manufacturers, in order to keep pace, will continue to turn to contract research organizations to assist them in accelerating drug research development and commercialization, providing a foundation for growth in the Company's CRO business.

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

These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. These forward-looking statements and trends include those relating to expectations concerning Omnicare's financial performance; internal growth trends; growth in residents serviced; expansion of clinical programs; the shift in mix towards new, higher-priced branded pharmaceuticals; trends concerning the acuity of patients serviced; the impact of Omnicare's productivity, consolidation and integration programs; the operating environment in the skilled nursing facility and drug research markets; the impact of legislation, including legislation related to reimbursement rates; the expected benefits of the APS acquisition; the impact of the CRO's global selling efforts; the impact of higher demand for CRO services from pharmaceutical manufacturers and biotechnology companies; the impact of expansion in the Pacific Rim; purchasing leverage; the impact of Omnicare's formulary compliance program; the leveraging of costs; the ability to obtain price increases; the impact of pharmaceutical purchasing programs; benefits from the Company's state tax planning programs; improvement in the financial condition of Omnicare; the adequacy and availability of Omnicare's sources of liquidity and capital; the impact of PPS on SNFs and Omnicare; the impact of healthcare funding issues; the impact of demographic trends; and the impact of new drug development. Such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond Omnicare's control, include without limitation: overall economic, financial and business conditions; trends for the continued growth of Omnicare's business; the ability to implement productivity, consolidation, integration and cost reduction efforts and to realize related anticipated benefits; delays or reductions in reimbursement by the government and other payors to Omnicare and its customers; the overall financial condition of Omnicare's customers; the ability to assess and react to the financial condition of customers; the impact of seasonality on Omnicare's business; the continued successful integration of the CRO business and acquired companies, including APS, and the ability to realize anticipated economies of scale and cost synergies; pricing and other competitive factors in Omnicare's industry; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies, and in the interpretation and application of these policies; government budgetary pressures and shifting priorities; the outcome of litigation; Omnicare's failure to obtain or maintain required regulatory approvals or licenses; the failure of the long-term care facilities Omnicare serves to maintain required regulatory approvals; loss or delay of CRO contracts for regulatory or other reasons; the ability of CRO projects to produce revenues in future periods; the ability to attract and retain needed management; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; volatility in Omnicare's stock price; access to capital and financing; the demand for Omnicare's products and services; variations in costs or expenses; the ability to continue to leverage costs through growth; the continued availability of suitable acquisition candidates; changes in tax law and regulation; and changes in accounting rules and standards.

Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, Omnicare's actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. Except as otherwise required by law, Omnicare does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is set forth in the "Quantitative and Qualitative Disclosures about Market Risk" caption at Part II, Item 7, of this Filing.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule


                                                                                        Page
                                                                                        ----

Financial Statements:

         Report of Independent Accountants                                              49
         Consolidated Statements of Income                                              50
         Consolidated Balance Sheets                                                    51
         Consolidated Statements of Cash Flows                                          52
         Consolidated Statements of Stockholders' Equity                                53
         Notes to Consolidated Financial Statements                                     54

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

                        Report of Independent Accountants


To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
-----------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
February 1, 2002

                        CONSOLIDATED STATEMENTS OF INCOME
                     Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)


                                                                                For the years ended December 31,
                                                                          ---------------------------------------------
                                                                              2001            2000           1999
                                                                          -------------- --------------- --------------
Sales                                                                        $2,159,131      $1,971,348     $1,861,921
Cost of sales                                                                 1,579,732       1,445,955      1,338,638
                                                                          -------------- --------------- --------------
Gross profit                                                                    579,399         525,393        523,283
Selling, general and administrative expenses                                    382,744         367,507        351,639
Restructuring and other related charges (Note 12)                                18,344          27,199         35,394
Other expense (Note 13)                                                           4,817               -              -
Acquisition expenses, pooling-of-interests (Note 2)                                   -               -            (55)
                                                                          -------------- --------------- --------------
Operating income                                                                173,494         130,687        136,305
Investment income                                                                 2,615           1,910          1,532
Interest expense                                                                (56,324)        (55,074)       (46,166)
                                                                          -------------- --------------- --------------
Income before income taxes                                                      119,785          77,523         91,671

Income taxes                                                                     45,514          28,706         33,950
                                                                          -------------- --------------- --------------
Net income                                                                   $   74,271      $   48,817     $   57,721
                                                                          ============== =============== ==============
Earnings per share:
     Basic                                                                   $     0.80      $     0.53     $     0.63
                                                                          ============== =============== ==============
     Diluted                                                                 $     0.79      $     0.53     $     0.63
                                                                          ============== =============== ==============
Weighted average number of common shares outstanding:
     Basic                                                                       93,124          92,012         90,999
                                                                          ============== =============== ==============
     Diluted                                                                     93,758          92,012         91,238
                                                                          ============== =============== ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     Omnicare, Inc. and Subsidiary Companies

(In thousands,  except share data)


                                                                                     December 31,
                                                                                   2001             2000
                                                                            -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  168,396       $  111,607
   Restricted cash                                                                  2,922            2,300
   Accounts receivable, less allowances
     of $45,573 (2000-$40,497)                                                    478,077          440,785
   Unbilled  receivables                                                           23,621           18,933
   Inventories                                                                    149,134          129,404
   Deferred income tax benefits                                                    28,147           26,338
   Other current assets                                                            77,297           88,371
                                                                            --------------  ---------------
     Total current assets                                                         927,594          817,738

Properties and equipment, at cost less accumulated
   depreciation of $160,164 (2000-$132,308)                                       155,073          158,535
Goodwill, less accumulated amortization
   of $148,524 (2000-$115,832)                                                  1,123,800        1,168,151
Other noncurrent assets                                                            83,809           65,794
                                                                            --------------  ---------------
     Total assets                                                              $2,290,276       $2,210,218
                                                                            ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  140,327       $  118,941
   Amounts payable pursuant to acquisition agreements                               5,440            4,372
   Current debt                                                                       393            1,619
   Accrued employee compensation                                                   25,015           30,113
   Deferred revenue                                                                39,338           28,333
   Income taxes payable                                                             9,256           14,238
   Other current liabilities                                                       49,504           59,393
                                                                            --------------  ---------------
     Total current liabilities                                                    269,273          257,009

Long-term debt                                                                     30,669          435,706
5.0% convertible subordinated debentures, due 2007                                345,000          345,000
8.125% senior subordinated notes, due 2011                                        375,000                -
Deferred income taxes                                                              81,495           63,579
Amounts payable pursuant to acquisition agreements                                  4,966           12,675
Other noncurrent liabilities                                                       34,090           27,826
                                                                            --------------  ---------------
     Total liabilities                                                          1,140,493        1,141,795
                                                                            --------------  ---------------

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
     none issued and outstanding                                                        -                -
   Common stock, $1 par value, 200,000,000 shares authorized,
     94,671,800 shares issued and outstanding (2000-92,730,600
     shares issued and outstanding)                                                94,672           92,731
   Paid-in capital                                                                722,701          692,695
   Retained earnings                                                              381,441          315,638
                                                                            --------------  ---------------
                                                                                1,198,814        1,101,064

   Treasury stock, at cost-986,600 shares (2000-574,200 shares)                   (19,824)         (10,808)
   Deferred compensation                                                          (24,273)         (18,915)
   Accumulated other comprehensive income                                          (4,934)          (2,918)
                                                                            --------------  ---------------
     Total stockholders' equity                                                 1,149,783        1,068,423
                                                                            --------------  ---------------
     Total liabilities and stockholders' equity                                $2,290,276       $2,210,218
                                                                            ==============  ===============


   The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Omnicare, Inc. and Subsidiary Companies

(In thousands)

                                                                                  For the years ended December 31,
                                                                           -----------------------------------------
                                                                                  2001          2000          1999
                                                                           ------------- ------------- -------------
Cash flows from operating activities:
Net income                                                                     $ 74,271      $ 48,817      $ 57,721
Adjustments to reconcile net income to net cash
     flows from operating activities:
         Depreciation                                                            32,164        32,211        32,682
         Amortization                                                            41,906        41,762        36,682
         Provision for doubtful accounts                                         25,490        26,729        22,056
         Deferred tax  provision                                                 17,305        19,767        23,073
         Non-cash portion of restructuring charges                                2,811         6,804         4,198
Changes in assets and liabilities, net of effects from acquisition of businesses:
         Accounts receivable and unbilled receivables                           (50,774)      (44,314)      (83,959)
         Inventories                                                            (12,949)       (8,988)        1,146
         Current and noncurrent assets                                            6,292       (10,710)      (43,837)
         Accounts payable                                                        15,130        11,115        29,072
         Accrued employee compensation                                           (1,993)      (14,436)       15,202
         Deferred revenue                                                        11,005         4,012         5,278
         Current and noncurrent liabilities                                      (7,571)       19,932         1,800
                                                                           ------------- ------------- -------------
                      Net cash flows from operating activities                  153,087       132,701       101,114
                                                                           ------------- ------------- -------------

Cash flows from investing activities:
     Acquisition of businesses                                                  (20,263)      (41,664)     (144,079)
     Capital expenditures                                                       (26,222)      (32,423)      (58,749)
     Transfer of cash to trusts for employee health and
         severance costs, net of payments out of the trust                         (622)       (2,300)            -
     Other                                                                          305           271          (689)
                                                                           ------------- ------------- -------------
                      Net cash flows from investing activities                  (46,802)      (76,116)     (203,517)
                                                                           ------------- ------------- -------------

Cash flows from financing activities:
     Borrowings on line of credit facilities                                     70,000             -       170,000
     Proceeds from long-term borrowings                                         375,000             -             -
     Payments on line of credit facilities                                     (475,000)      (30,000)      (10,000)
     Principal payments on long-term obligations                                 (2,898)       (1,838)       (3,502)
     Fees paid for financing arrangements                                       (16,254)         (635)         (641)
     Proceeds from (payments for) stock awards, exercise of
         stock options and warrants, net of stock tendered in payment             8,065        (1,011)       (2,152)
     Dividends paid                                                              (8,468)       (8,293)       (8,203)
                                                                           ------------- ------------- -------------
                      Net cash flows from financing activities                  (49,555)      (41,777)      145,502
                                                                           ------------- ------------- -------------

Effect of exchange rate changes on cash                                              59          (468)         (144)
                                                                           ------------- ------------- -------------
Net increase in cash and cash equivalents                                        56,789        14,340        42,955
Cash and cash equivalents at beginning of year - unrestricted                   111,607        97,267        54,312
                                                                           ------------- ------------- -------------

Cash and cash equivalents at end of year - unrestricted                       $ 168,396      $111,607      $ 97,267
                                                                           ============= ============= =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Omnicare, Inc. and Subsidiary Companies
(In thousands, except per share data)

                                                                                                    Accumulated
                                                                                                       Other        Total
                                               Common   Paid-in    Retained  Treasury    Deferred  Comprehensive Stockholders'
                                                Stock   Capital    Earnings   Stock    Compensation    Income       Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                    $90,460   $664,225   $225,937  $ (4,166)   $(12,932)   $   (53)    $  963,471
    Pooling-of-interests (Note 2)                 333        326       (297)        -           -          -            362
    Dividends paid ($0.09 per share)                -          -     (8,203)        -           -          -         (8,203)
    Stock and warrants issued in connection
      with acquisitions                           151      3,799          -        (3)          -          -          3,947
    Stock acquired for benefit plans                -          -          -    (1,092)          -          -         (1,092)
    Exercise of warrants                           52        697          -         -           -          -            749
    Exercise of stock options                      14       (437)         -       806           -          -            383
    Stock awards, net of amortization             602     15,809          -    (2,495)     (1,166)         -         12,750
    Other                                           -          -        (44)        -           -          -            (44)
----------------------------------------------------------------------------------------------------------------------------
    Subtotal                                   91,612    684,419    217,393    (6,950)    (14,098)       (53)       972,323
----------------------------------------------------------------------------------------------------------------------------
    Net income                                      -          -     57,721         -           -          -         57,721
    Other comprehensive income (loss),
      net of tax:
      Cumulative translation adjustment             -          -          -         -           -     (1,664)        (1,664)
----------------------------------------------------------------------------------------------------------------------------
    Comprehensive income (loss)                     -          -     57,721         -           -     (1,664)        56,057
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   91,612    684,419    275,114    (6,950)    (14,098)    (1,717)     1,028,380
    Dividends paid ($0.09 per share)                -          -     (8,293)        -           -          -         (8,293)
    Stock acquired for benefit plans                -          -          -       (88)          -          -            (88)
    Exercise of stock options                     173      1,559          -    (1,882)          -          -           (150)
    Stock awards, net of amortization             946      7,161          -    (1,840)     (4,817)         -          1,450
    Other                                           -       (444)         -       (48)          -          -           (492)
----------------------------------------------------------------------------------------------------------------------------
    Subtotal                                   92,731    692,695    266,821   (10,808)    (18,915)    (1,717)     1,020,807
----------------------------------------------------------------------------------------------------------------------------
    Net income                                      -          -     48,817         -           -          -         48,817
    Other comprehensive income (loss),
      net of tax:
      Cumulative translation adjustment             -          -          -         -           -     (1,694)        (1,694)
      Unrealized appreciation in fair value
         of investments                             -          -          -         -           -        493            493
----------------------------------------------------------------------------------------------------------------------------
    Comprehensive income (loss)                     -          -     48,817         -           -     (1,201)        47,616
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   92,731    692,695    315,638   (10,808)    (18,915)    (2,918)     1,068,423
    Dividends paid ($0.09 per share)                -          -     (8,468)        -           -          -         (8,468)
    Stock acquired for benefit plans                -          -          -       (83)          -          -            (83)
    Exercise of stock options                   1,430     20,691          -    (6,614)          -          -         15,507
    Stock awards, net of amortization             511      9,747          -    (2,319)     (5,358)         -          2,581
    Other                                           -       (432)         -         -           -          -           (432)
----------------------------------------------------------------------------------------------------------------------------
    Subtotal                                   94,672    722,701    307,170   (19,824)    (24,273)    (2,918)     1,077,528
----------------------------------------------------------------------------------------------------------------------------
    Net income                                      -          -     74,271         -           -          -         74,271
    Other comprehensive income (loss),
      net of tax:
      Cumulative translation adjustment             -          -          -         -           -         59             59
      Unrealized appreciation in fair value
         of investments                             -          -          -         -           -        208            208
      Equity adjustment for minimum
         pension liability                          -          -          -         -           -     (2,283)        (2,283)
----------------------------------------------------------------------------------------------------------------------------
    Comprehensive income (loss)                     -          -     74,271         -           -     (2,016)        72,255
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                  $94,672   $722,701   $381,441  $(19,824)   $(24,273)   $(4,934)    $1,149,783
============================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. and its subsidiaries ("Omnicare" or the "Company") provide geriatric pharmaceutical care and clinical research services. Serving, at December 31, 2001, a total of approximately 662,000 residents in 8,600 long-term care facilities in 43 states, Omnicare is the nation's largest provider of professional pharmacy, related consulting and data management services for skilled nursing, assisted living and other institutional healthcare providers. The Company also provides clinical research services to the pharmaceutical and biotechnology industries in 27 countries worldwide.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Properties and Equipment

Properties and equipment are stated at cost. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are charged to expense as incurred. Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years for computer equipment and software, machinery and equipment, and furniture and fixtures. Buildings and building improvements are depreciated over forty years, and leasehold improvements are amortized over the lesser of the lease terms, including renewal options, or their useful lives. The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives, ranging from five to ten years.

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

Goodwill, Intangibles and Other Assets

Intangible assets, comprised primarily of goodwill arising from business combinations accounted for as purchase transactions, are amortized using the straight-line method over their useful lives, not exceeding forty years. Goodwill arising from acquisitions completed subsequent to June 30, 2001 is not amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As discussed in "Recently Issued Accounting Standards" below, all other goodwill amortization will cease, beginning January 1, 2002, in connection with the adoption of SFAS 142.

Debt issuance costs are included in other assets and are amortized using the straight-line method (which approximates the effective interest method) over the life of the related debt.

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment, goodwill, software (acquired and internally-developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

In accordance with SFAS 142, and beginning in 2002, the Company will conduct annual goodwill impairment tests using an impairment test described in SFAS 142.

Fair Value of Financial Instruments

For cash and cash equivalents, restricted cash, accounts receivable and unbilled receivables, the carrying value of these items approximates their fair value. The fair value of restricted funds held in trust for settlement of the Company's pension obligations is based on quoted market prices of the investments held by the trustee. For accounts payable, the carrying value approximates fair value. The fair value of the Company's line of credit facilities approximates their carrying value, as the effective interest rate fluctuates with changes in market rates. The fair value of the convertible subordinated debentures and the senior subordinated notes, respectively, was $319.6 million and $388.1 million at December 31, 2001, as determined by quoted market rates on that date.

Revenue Recognition

Pharmacy Services
-----------------
Revenue is recognized when products or services are delivered or provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and medical products is reimbursable from Medicaid and Medicare programs. The Company monitors its receivables from these reimbursement sources under policies established by management and reports such revenues at the net realizable amount expected to be received from these third-party payors.

Contract Research Services
--------------------------
A portion of the Company's revenues are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service, unless the units of service are performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for price renegotiations upon scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue on the accompanying consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

Comprehensive Income

Comprehensive income of the Company differs from net income due to foreign currency translation adjustments, unrealized appreciation in the fair value of investments and an equity adjustment for the minimum pension liability, each of which have an accumulated aftertax income/(loss) effect at December 31, 2001 of $(3.3) million, $0.7 million and $(2.3) million, respectively.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and amounts reported in the accompanying notes. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts; the net carrying value of inventories; accruals pursuant to the Company's restructuring initiatives; employee benefit plan assumptions and reserves; current and deferred income tax assets, liabilities and provisions; and various other operating allowances and accruals. Actual results could differ from those estimates depending upon certain risks and uncertainties. Potential risks and uncertainties, many of which are beyond the control of Omnicare include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays in reimbursement by the government and other payors to customers and Omnicare; the overall financial condition of Omnicare's customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and in the interpretation and application of such policies; the outcome of litigation; other contingent liabilities; loss or delay of contracts pertaining to the Company's Contract Research Organization ("CRO" or "CRO Services") segment for regulatory or other reasons; changes in tax law and regulation; access to capital and financing; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; and changes in accounting rules and standards.

Recently Issued Accounting Standards

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138"), on January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In conjunction with the adoption of SFAS 133 and SFAS 138, the Company determined that it does not have any derivative hedging contracts. Therefore, the adoption of SFAS 133 and SFAS 138 on January 1, 2001 did not have a material effect on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141, which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", requires that all business combinations entered into after July 1, 2001 be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS 142, which supersedes APB Opinion No. 17, "Intangible Assets", and defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, consistent with the requirements of the standard, goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The Company anticipates that this new standard will serve to increase the Company's 2002 pretax earnings by approximately $32 million to $33 million (representing an estimated $20 million after tax, or approximately $0.21 per diluted share). The Company has evaluated its goodwill assets under the SFAS 142 transitional impairment test and does not anticipate that there will be an impairment loss in connection with the adoption of this standard.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is not applicable to the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 also expands the scope of discontinued operations and changes the disclosure requirements for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001. Management does not expect this standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.

The FASB recently issued FASB Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("Topic D-103"). Topic D-103 requires reimbursements received for "out-of-pocket" expenses to be classified in the income statement as revenue, with the actual expenses classified in the appropriate cost caption. The Company's CRO segment currently classifies the net amount of reimbursed "out-of-pocket" expenses for its clinical study activities as a component of net revenues. Topic D-103 is effective for periods beginning after December 15, 2001 and requires comparative financial statements to be reclassified. The adoption will have no significant impact on the Company's consolidated financial position, results of operations and cash flows. However, the Company is currently evaluating the extent to which the adoption of Topic D-103 may impact the CRO segment's revenues, expenses and operating profit as a percentage of revenues.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Note 2 - Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time, the Company may acquire other businesses such as long-term care software companies, contract research organizations, pharmacy consulting companies and medical supply companies, which complement the Company's core business. No acquisitions of businesses were completed during the years ended December 31, 2001 and 2000.

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

The aggregate purchase price of all businesses acquired in 1999, which were accounted for as purchase business combinations, was $108.0 million, of which $95.1 million was cash, $8.8 million was deferred to future periods and $2.5 million and $1.6 million was in the form of common stock and warrants, respectively. The most significant purchase business combination in 1999 was the acquisition of the institutional pharmacy operations of Life Care Pharmacy Services, Inc. ("Life Care"), an affiliate of Life Care Centers of America, for approximately $63 million in cash and 300,000 warrants to purchase Omnicare common stock at $29.70 per share. The warrants have a seven-year term and are first exercisable in June 2002. Life Care had, at the time of the acquisition, contracts to provide comprehensive pharmacy and related consulting services to approximately 17,000 residents in twelve states.

Warrants outstanding as of December 31, 2001, issued in prior years in connection with acquisitions, represent the right to purchase 1.9 million shares of Omnicare common stock.

These warrants can be exercised at any time through 2006 at prices ranging from $29.18 to $48.00 per share. There were no warrants to purchase shares of common stock exercised in 2001.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether certain future events occur. The agreements also include provisions containing a number of representations and covenants by the seller and provide that if those representations or covenants are violated or found not to have been true, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the agreement. There are no significant anticipated future offsets against acquisition-related payables and/or contingencies under indemnity provisions as of December 31, 2001 and 2000. Amounts contingently payable (primarily earnout payments) through 2002 total approximately $15 million as of December 31, 2001 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made. The amount of cash paid for acquisitions of businesses in the Consolidated Statements of Cash Flows represents purchase price payments made in each of the years of acquisition, as well as purchase price payments made during each of the years pursuant to acquisition agreements entered into in prior years.

Pooling-of-Interests

In accordance with accounting rules for pooling-of-interests transactions, charges to operating income for acquisition-related expenses were recorded upon completion of the pooling acquisitions. There were no acquisition-related expenses in 2001 and 2000. Acquisition-related expenses totaled $0.8 million ($0.6 million aftertax) for the 1999 pooling-of-interests transaction. During 1999, the Company recorded income of $0.9 million ($1.0 million aftertax) relating to the net reversal of estimated CompScript, Inc. and IBAH, Inc. acquisition-related expenses resulting from the finalization of those costs.

Note 3 - Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):


                                                                December 31,
                                                            2001          2000
                                                          -----------------------
Cash (including restricted cash)                          $ 48,226       $ 64,899
Money market funds                                           9,206          6,668
U.S. government-backed repurchase agreements               113,886         42,340
                                                          --------       --------
                                                          $171,318       $113,907
                                                          ========       ========


Repurchase agreements represent investments in U.S. government-backed securities (treasury issues and government agency issues at December 31, 2001 and 2000, respectively), under agreements to resell the securities to the counterparty. The term of the agreement usually spans overnight, but in no case is longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the bank counterparty.

Note 4 - Properties and Equipment

A summary of properties and equipment follows (in thousands):

                                                             December 31,
                                                         2001           2000
                                                      -------------------------
Land                                                  $   1,553       $   1,553
Buildings and building improvements                       5,044           6,347
Computer equipment and software                         154,532         129,817
Machinery and equipment                                  89,855          85,633
Furniture, fixtures and leasehold improvements           64,253          67,493
                                                      ---------        --------

                                                        315,237         290,843
Accumulated depreciation                               (160,164)       (132,308)
                                                      ---------       ---------

                                                      $ 155,073       $ 158,535
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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 2001 (in thousands):

         2002                                 $ 17,382
         2003                                   17,642
         2004                                   15,735
         2005                                   13,215
         2006                                   11,646
         Later years                            42,559
                                              --------

    Total minimum payments required           $118,179
                                              ========

Total rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 were $27.1 million, $27.9 million and $25.3 million, respectively.

Note 6 - Long-Term Debt

A summary of long-term debt follows (in thousands):

                                                             December 31,
                                                         2001            2000
                                                      -------------------------
Revolving line of credit facilities                    $ 30,000        $435,000
Convertible subordinated debentures                     345,000         345,000
Senior subordinated notes                               375,000               -
Capitalized lease obligations                             1,062           2,325
                                                       --------        --------
                                                        751,062         782,325
Less current portion                                       (393)         (1,619)
                                                       --------        --------

                                                       $750,669        $780,706
                                                       ========        ========

The following is a schedule of required long-term debt payments due during each of the next five years and thereafter, as of December 31, 2001 (in thousands):

                  2002                   $    393
                  2003                        506
                  2004                     30,132
                  2005                         31
                  2006                          -
                  Later years             720,000
                                         --------
                                         $751,062
                                         ========

Total interest payments made for the years ended December 31, 2001, 2000 and 1999 were $44.1 million, $54.0 million and $46.2 million, respectively. As of December 31, 2001, the Company had approximately $5.8 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Revolving Credit Facilities
---------------------------
In March 2001, the Company entered into a new three-year syndicated $495.0 million revolving line of credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional financial institutions that allowed the Company to increase the size of the Revolving Credit Facility to $500.0 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a rate equal to either: (i) LIBOR plus a margin that varies depending on certain ratings on the Company's long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the Revolving Credit Facility, which also varies depending on such ratings. At December 31, 2001, the interest rate was LIBOR plus 1.375%, or 3.3%, and the commitment fee was 0.375%. The Revolving Credit Facility agreement contains financial covenants, which include a fixed charge coverage ratio and minimum consolidated net worth levels as well as certain representations and warranties, affirmative and negative covenants, and events of default customary for such a facility. The Company is in compliance with these covenants as of December 31, 2001. The total amount outstanding under the three-year Revolving Credit Facility as of December 31, 2001 was $30 million.

Net proceeds from the senior subordinated notes (further described below) of approximately $365.0 million and borrowings under the new Revolving Credit Facility of approximately $70.0 million were used to repay outstanding indebtedness under the Company's former revolving credit facilities, which totaled $435.0 million at December 31, 2000, and such former facilities were terminated.

Upon the issuance of the Revolving Credit Facility, the Company had deferred debt issuance costs of $6.3 million. During 2001, 2000 and 1999, respectively, the Company amortized approximately $1.9 million, $1.2 million and $0.9 million of deferred debt issuance costs related to its revolving credit facilities.

Convertible Subordinated Debentures
-----------------------------------
In December 1997, the Company issued $345.0 million of 5.0% convertible subordinated debentures ("Debentures"), due 2007. The Debentures are convertible into common stock at any time after March 4, 1998 at the option of the holder at a price of $39.60 per share. In connection with the issuance of the Debentures, the Company deferred $8.5 million in debt issuance costs, of which approximately $0.9 million was amortized in each of the three years ended December 31, 2001. The Debentures contain certain covenants and events of default customary for such instruments.

Senior Subordinated Notes
-------------------------
Concurrent with the issuance of the Revolving Credit Facility, the Company completed the issuance, at par value, of $375.0 million of 8.125% senior subordinated notes (the "Senior Notes"), due 2011. In connection with the issuance of the Senior Notes, the Company deferred $11.1 million in debt issuance costs, of which approximately $0.8 million was amortized during 2001. The Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments. The Senior Notes were subsequently exchanged for replacement notes with identical terms, which were registered with the Securities and Exchange Commission.

Note 7 - Stock Incentive Plans

The Company has three stock incentive plans under which it may grant stock-based incentives to key employees.

Under the 1992 Long-Term Stock Incentive Plan, the Company may grant stock awards, stock appreciation rights and stock options at not less than the fair market value of the Company's common stock on the date of grant.
Under this plan, stock options generally become exercisable beginning one year following the date of grant and vest in four equal annual installments. As of December 31, 2001, approximately 0.8 million shares were available for grant under this plan.

During 1995, the Company's Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2.5 million shares of Company common stock available for grant at an exercise price of 125% of the stock's fair market value at the date of grant. As of December 31, 2001, an insignificant amount of shares were available for grant under this plan.

During 1998, the Company's Board of Directors approved the 1998 Long-Term Employee Incentive Plan (the "1998 Plan"), under which the Company was authorized to grant stock-based incentives to employees (excluding executive officers and directors of the Company) in an amount initially aggregating up to
1.0 million shares of Company common stock for non-qualified options, stock awards and stock appreciation rights. In March 2000, the Company's Board of Directors amended the 1998 Plan to increase the shares available for granting to
3.5 million. As of December 31, 2001, approximately 1.4 million shares were available for grant under this plan.

The Company also has a Director Stock Plan, which allows for stock options and stock awards to be granted to certain non-employee directors. As of December 31, 2001, approximately 0.1 million shares were available for grant under this plan.

Summary information for stock options is presented below (in thousands, except exercise price data):


                                                    2001                   2000                     1999
------------------------------------------------------------------------------------------------------------------
                                                        Weighted                 Weighted                 Weighted
                                                         Average                  Average                  Average
                                                        Exercise                 Exercise                 Exercise
                                             Shares       Price    Shares          Price    Shares          Price
------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year       7,796       $18.06    6,692          $18.42    3,137          $23.03
Options granted                              1,760        19.98    1,675           16.34    3,793           14.59
Options exercised                           (1,429)       11.79     (172)           6.30     (114)          11.74
Options forfeited                             (214)       22.35     (399)          21.41     (124)          32.72
------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year             7,913       $19.31    7,796          $18.06    6,692          $18.42
------------------------------------------------------------------------------------------------------------------
Options exercisable, end of year             3,082       $21.80    3,035          $19.48    2,721          $17.16
------------------------------------------------------------------------------------------------------------------

The following summarizes information about stock options outstanding and exercisable as of December 31, 2001 (in thousands, except exercise price and remaining life data):


              OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
----------------------------------------------------------  -------------------------
                                   Weighted
                    Number          Average       Weighted       Number      Weighted
                 Outstanding at    Remaining       Average   Exercisable at   Average
    Range of      December 31,    Contractual     Exercise    December 31,   Exercise
Exercise Prices      2001       Life (in years)     Price         2001         Price
-------------------------------------------------------------------------------------
$4.11 - $12.34       1,215           6.0           $11.66          664         $11.36
12.35 -  15.42       2,059           7.5            15.42          816          15.42
15.43 -  18.32       1,361           8.3            16.58          262          16.65
18.33 -  24.86       1,837           9.6            20.05           74          21.64
24.87 -  55.08       1,441           5.5            32.94        1,266          32.46
--------------------------------------------------------------------------------------
$4.11 - $55.08       7,913           7.5           $19.31        3,082         $21.80
--------------------------------------------------------------------------------------

Nonvested stock awards that are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors are restricted as to the transfer of ownership and generally vest over a seven-year period, with a greater proportion vesting in the latter years. Unrestricted stock awards are granted annually to all members of the Board of Directors, and non-employee directors also receive nonvested stock awards that generally vest on the third anniversary of the date of grant. The fair value of a stock award is equal to the fair market value of a share of Company stock at the grant date.

Summary information relating to stock award grants is presented below:

                                                                     For the years ended December 31,
                                                                 2001              2000             1999
                                                              -------------------------------------------
Nonvested shares                                               512,364           947,438          596,630
Unrestricted shares                                              4,800             5,200            5,308
Weighted average grant date fair value                        $  20.35          $   9.85         $  26.63

When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 2001, 2000 and 1999, the amount of compensation expense related to stock awards was $3.8 million, $3.9 million and $3.8 million, respectively.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock-based incentives granted under these plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized for the stock options granted under the incentive plans. The fair value of each option at grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rate of 3.75% in 2001 (5.0% in 2000 and 6.75% in 1999), volatility of 64% in 2001 (61% in 2000 and 41% in 1999), dividend yield of 0.4% in 2001 (0.4% in 2000 and 0.8% in 1999) and expected life of 4.9 years in 2001 (4.0 years in 2000 and 1999, respectively). Based on these assumptions, the weighted average fair value of employee stock options granted during 2001, 2000 and 1999 was $10.97, $8.36 and $4.06, respectively.

Pro forma data (including restructuring and other related charges, other expense and pooling-of-interests expenses) as though the Company had accounted for stock-based compensation cost in accordance with SFAS 123 are as follows (in thousands, except per share data):

                                                For the years ended December 31,
                                                  2001        2000        1999
                                                --------------------------------
         Pro Forma
         ---------
         Net income                             $70,743     $43,182     $53,604
         Earnings per share:
            Basic                               $  0.76     $  0.47     $  0.59
            Diluted                             $  0.75     $  0.47     $  0.59

The above pro forma information includes only stock options granted in 1995 and thereafter, and does not purport to be representative of the effect of SFAS 123 on net income or earnings per share in future years.

Note 8 - Related Party Transactions

The Company subleases offices from Chemed Corporation ("Chemed"), a stockholder, and is charged for consulting services pertaining to information systems development, the occasional use of Chemed's corporate aviation department, rent and other incidental expenses based on Chemed's cost. The Company believes that the method by which such charges are determined is reasonable and that the charges are essentially equal to that which would have been incurred if the Company had operated as an unaffiliated entity. Charges to the Company for these services for the years ended December 31, 2001, 2000 and 1999 were $1.0 million, $1.4 million and $1.9 million, respectively. Net amounts owed by the Company to Chemed were $0.1 million as of December 31, 2001 and 2000.

Note 9 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company's acquisitions. The plans are tax-deferred arrangements pursuant to Internal Revenue Code ("IRC") Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act ("ERISA"). The Company matches employee contributions in varying degrees (either in shares of the Company's common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents.

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

In addition, the Company also has supplemental pension plans ("SPPs") in which certain of its officers participate. Retirement benefits under the SPPs are calculated on the basis of a specified percentage of the officers' covered compensation, years of credited service and a vesting schedule, as specified in the plan documents. One of the SPPs terminated in 2000, resulting in benefit payments of $2.4 million.

In November 1999, the Company's Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the "ESPP"). Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company's common stock. For each share of stock purchased, the participant also receives two options to purchase additional shares of the Company's stock. The options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares are not held by the participant for a minimum of two years. The options have a ten-year life from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company's stock on the open market. Options awarded under the ESPP are issued out of the 1992 Long-Term Stock Incentive Plan and the 1998 Long-Term Employee Incentive Plan, and are included in the option activity presented in
Note 7 to the Consolidated Financial Statements.

Actuarial assumptions used to calculate the benefit obligations and expenses include a 7.25% interest rate as of December 31, 2001 (7.75% at December 31, 2000 and 1999, respectively), an expected long-term rate of return on assets of 8% and a 6% rate of increase in compensation levels.

The aggregate assets invested for settlement of the Company's pension obligations ("plan assets") as of December 31, 2001 and 2000 are greater than the aggregate Accumulated Benefit Obligation by $3.1 million and $2.9 million, respectively. The plan assets as of December 31, 2001 and 2000 are greater than the aggregate Projected Benefit Obligation ("PBO") by $0.2 million and $2.2 million, respectively (collectively referred to as "net PBO"). The decrease in the net PBO from the prior year of $2.0 million primarily relates to an increase in plan assets of $3.2 million, more than offset by an actuarial loss of $2.3 million, interest expense (including the change in the discount rate) of $2.3 million and service costs of $0.6 million. Plan assets amounted to $20.2 million and $17.0 million at December 31, 2001 and 2000, respectively.

Expense relating to the Company's defined benefit plans totaled $4.0 million for each of the years ended December 31, 2001 and 2000, and $3.4 million for the year ended December 31, 1999. Expense relating to the Company's defined contribution plans for the years ended

December 31, 2001, 2000 and 1999 was $3.9 million, $4.0 million and $2.5 million, respectively.

Note 10 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

                               For the years ended December 31,
                                 2001        2000        1999
                               -------------------------------
Current provision:
     Federal                   $26,440     $ 8,304     $ 8,161
     State and local             1,709         575       2,615
     Foreign                        60          60         101
                               -------     -------     -------
                                28,209       8,939      10,877
                               -------     -------     -------

Deferred provision:
     Federal                    16,314      17,967      23,134
     State                         991       1,800         (61)
                               -------     -------     -------
                                17,305      19,767      23,073
                               -------     -------     -------
Total income tax provision     $45,514     $28,706     $33,950
                               =======     =======     =======

Tax benefits related to the exercise of stock options, stock awards and stock warrants have been credited to paid-in capital in amounts of $5.3 million and $0.9 million for 2001 and 1999, respectively. These amounts were not significant during 2000.

The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

                                                                         For the years ended December 31,
                                                                2001                  2000                   1999
                                                        --------------------------------------------------------------
Federal income tax at the statutory rate                $41,925     35.0%     $27,133      35.0%     $32,085     35.0%
State and local income taxes, net
   of federal income tax benefit                          1,712      1.4        1,123       1.5        1,660      1.8
Amortization of nondeductible
   intangible assets                                      3,177      2.7        3,037       3.9        1,998      2.2
Nondeductible pooling-of-interests/merger and
    acquisition costs                                      (401)    (0.3)        (622)     (0.8)      (1,197)    (1.3)
Impact of net operating loss                                  -        -         (373)     (0.5)           -        -
Other, net (including tax accrual adjustments)             (899)    (0.8)      (1,592)     (2.1)        (596)    (0.7)
                                                        -------     ----      -------      ----      -------     ----
Total income tax provision                              $45,514     38.0%     $28,706      37.0%     $33,950     37.0%
                                                        =======     ====      =======      ====      =======     ====

Income tax payments (refunds), net, amounted to $16.0 million, $(6.8) million and $18.6 million in 2001, 2000 and 1999, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):


                                                          December 31,
                                                      2001            2000
                                                   ------------------------
Accounts receivable reserves                       $ 12,517         $ 9,474
Accrued liabilities                                  33,738          34,628
Other                                                 7,012           2,793
                                                   --------         -------
    Gross deferred tax assets                      $ 53,267         $46,895
                                                   ========         =======

Fixed assets and depreciation  methods             $ 10,121         $11,348
Amortization of intangibles                          87,829          65,469
Current and noncurrent assets                         6,892           5,863
Other                                                 1,773           1,456
                                                   --------         -------
    Gross deferred tax liabilities                 $106,615         $84,136
                                                   ========         =======

Note 11 - Earnings Per Share Data

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and warrants.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                                           For the year ended December 31, 2001
                                                        -------------------------------------------
                                                           Income          Shares         Per Share
                                                        (Numerator)     (Denominator)      Amounts
                                                        -----------     -------------     ---------
Basic EPS
Net income                                                  $74,271            93,124         $0.80
                                                                                              =====
Effect of Dilutive Securities
Stock options and stock warrants                                  -               634
                                                            -------            ------
Diluted EPS
Net income plus assumed conversions                         $74,271            93,758         $0.79
                                                            =======            ======         =====


                                                           For the year ended December 31, 2000
                                                        -------------------------------------------
                                                           Income          Shares         Per Share
                                                        (Numerator)     (Denominator)      Amounts
                                                        -----------     -------------     ---------
Basic EPS
Net income                                                  $48,817            92,012         $0.53
                                                                                              =====
Effect of Dilutive Securities
Stock options and stock warrants                                  -                 -
                                                            -------            ------
Diluted EPS
Net income plus assumed conversions                         $48,817            92,012         $0.53
                                                            =======            ======         =====


                                                           For the year ended December 31, 1999
                                                        -------------------------------------------
                                                           Income          Shares         Per Share
                                                        (Numerator)     (Denominator)      Amounts
                                                        -----------     -------------     ---------
Basic EPS
Net income                                                  $57,721            90,999         $0.63
                                                                                              =====

Effect of Dilutive Securities
Stock options and stock warrants                                  -               239
                                                            -------            ------
Diluted EPS
Net income plus assumed conversions                         $57,721            91,238         $0.63
                                                            =======            ======         =====


During the years ended December 31, 2001, 2000 and 1999, the anti-dilutive effect associated with options and warrants was excluded from the computation of diluted earnings per share, since the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods. The total anti-dilutive options and warrants excluded for those years were 3,793, 7,608 and 4,458, respectively.

The $345.0 million of Debentures that are convertible into approximately 8.7 million shares at $39.60 per share were outstanding during 2001, 2000 and 1999, but were not included in the computation of diluted EPS because the impact during these periods was anti-dilutive.

Note 12 - Restructuring and Other Related Charges

Phase I Program

In 2000, the Company completed its previously disclosed productivity and consolidation program (the "Phase I Program"). The Phase I Program was implemented to allow the Company to gain maximum benefit from its acquisition program and to respond to changes in the healthcare industry. As part of the Phase I Program, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The Phase I Program also resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full- and part-time employees, and annualized pretax savings in excess of $46 million upon completion.

Details of the restructuring and other related charges relating to the productivity and consolidation program follow (in thousands):


                                                     Utilized  Balance at               Utilized   Balance at
                                            1999      during   December 31,    2000      during   December 31,
                                          Provision    1999        1999      Provision    2000       2000
                                          ---------------------------------  ---------------------------------
Restructuring charges:
   Employee severance                       $12,178  $ (3,717)      $ 8,461    $ 3,296  $ (8,367)       $3,390
   Employment agreement buy-outs              6,740    (3,377)        3,363      1,048    (3,735)          676
   Lease terminations                         5,612    (1,089)        4,523      1,881    (3,811)        2,593
   Other assets and facility exit costs       8,310    (6,662)        1,648     10,627    (9,737)        2,538
                                            -------  --------       -------    -------  --------        ------
      Total restructuring charges            32,840  $(14,845)      $17,995     16,852  $(25,650)       $9,197
                                                     ========       =======             ========        ======
Other related charges                         2,554                             10,347
                                            -------                            -------
      Total restructuring and other
      related charges                       $35,394                            $27,199
                                            =======                            =======


                                         Utilized   Balance at
                                          during   December 31,
                                           2001        2001
                                         ----------------------
Restructuring charges:
   Employee severance                     $(2,997)       $  393
   Employment agreement buy-outs             (676)            -
   Lease terminations                      (1,775)          818
   Other assets and facility exit costs    (2,299)          239
                                         --------        ------
      Total restructuring charges         $(7,747)       $1,450
                                         ========        ======
Other related charges

      Total restructuring and other
      related charges





In connection with this program, over the 1999 and 2000 periods, Omnicare recorded a total of $62.6 million pretax ($39.8 million after taxes) for restructuring and other related charges. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing a project-to-date cumulative amount of $11.0 million of pretax non-cash items, through December 31, 2000) and facility exit costs. The other related charges were primarily comprised of consulting fees and duplicate costs associated with the program, as well as the write-off of certain non-core healthcare investments.

As of December 31, 2001, the Company had incurred approximately $22.9 million of severance and other employee-related costs relating to the reduction of approximately 1,800 employees. The remaining liabilities at December 31, 2001 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be adjusted as these matters are settled.

Phase II Program
----------------

In the third quarter of 2001, the Company announced the implementation of a second phase of the productivity and consolidation initiative (the "Phase II Program"). The Phase II Program is intended to further streamline operations, increase efficiency and enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program includes the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also includes a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Company expects the Phase II Program measures to lead to a net reduction of approximately 460 employees, or about 5% of its total work force, across both the Pharmacy Services and CRO Services segments.

In connection with the Phase II Program, the Company expensed $18.3 million ($11.4 million after taxes) for restructuring charges during the year ended December 31, 2001. The restructuring charges include severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing $2.8 million of pretax non-cash items through December 31, 2001) and facility exit costs. Details of the restructuring charges relating to the Phase II Program follow (in thousands):

                                                                  Utilized      Balance at
                                                                   during      December 31,
                                               2001 Provision       2001         2001
                                               --------------------------------------------
Restructuring charges:
   Employee severance                                 $ 4,256     $ (2,614)          $1,642
   Employment agreement buy-outs                        2,086       (1,578)             508
   Lease terminations                                   2,711       (2,105)             606
   Other assets and facility exit costs                 9,291       (6,264)            3,027
                                                      -------     --------           ------
      Total restructuring charges                     $18,344     $(12,561)          $5,783
                                                      =======     ========           ======

As of December 31, 2001, the Company had incurred approximately $4.2 million of severance and other employee-related costs relating to the reduction of approximately 181 employees. All remaining liabilities recorded at December 31, 2001 were classified as current liabilities since the Company anticipates that these activities will be finalized within the next year.

Note 13 - Other Expense

Included in the 2001 results are other expense items totaling $1.8 million pretax ($1.1 million aftertax) and $3.0 million pretax ($1.9 million aftertax). The $1.8 million special charge recorded in the first quarter of 2001 represents a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration for review and determination of the amount of overpayment. The $3.0 million special charge recorded in the second quarter of 2001 represents a settlement during June 2001 of certain contractual issues with a customer, which issues and amount relate to prior year periods.

Note 14 - Shareholders' Rights Plan

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

Note 15 - Segment Information

Based on the "management approach" as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 43 states in the United States of America ("USA"). The Company's other reportable segment is CRO Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 27 countries around the world, including the USA.

The table below presents information about the reportable segments as of and for the years ended December 31, 2001, 2000 and 1999 (in thousands):


                                                                                    Corporate
                                                        Pharmacy        CRO           and          Consolidated
2001:                                                   Services      Services    Consolidating      Totals
---------------------------------------------------------------------------------------------------------------
Sales                                                   $2,033,752    $125,379         $      -      $2,159,131
Depreciation and amortization                               68,390       3,881            1,799          74,070
Operating income (expense), excluding restructuring
  charges, and other (expense)                             214,101      12,380          (29,826)        196,655
Restructuring charges                                       (8,504)     (9,840)               -         (18,344)
Other (expense)                                             (4,817)          -                -          (4,817)
Operating income (expense)                                 200,780       2,540          (29,826)        173,494
Total assets                                             1,953,243     133,371          203,662       2,290,276
Expenditures for additions to long-lived assets             23,571       1,504            1,147          26,222
===============================================================================================================


2000:
---------------------------------------------------------------------------------------------------------------
Sales                                                   $1,858,697    $112,651         $      -     $1,971,348
Depreciation and amortization                               69,346       3,458            1,169         73,973
Operating income (expense), excluding restructuring
  and other related charges                                178,204       7,248          (27,566)        157,886
Restructuring and other related charges                    (21,615)     (5,584)               -         (27,199)
Operating income (expense)                                 156,589       1,664          (27,566)        130,687
Total assets                                             1,960,870     117,212          132,136       2,210,218
Expenditures for additions to long-lived assets             26,866       3,119            2,438          32,423
===============================================================================================================


1999:
---------------------------------------------------------------------------------------------------------------
Sales                                                   $1,728,055    $133,866         $      -      $1,861,921
Depreciation and amortization                               62,589       5,734            1,041          69,364
Operating income (expense), excluding restructuring
  and other related charges, and acquisition expenses      181,087      16,550          (25,993)        171,644
Restructuring and other related charges                    (32,216)     (3,178)               -         (35,394)
Acquisition (expenses)/income                                  352        (297)               -              55
Operating income (expense)                                 149,223      13,075          (25,993)        136,305
Total assets                                             1,889,763     125,122          153,088       2,167,973
Expenditures for additions to long-lived assets             52,560       3,113            3,076          58,749
===============================================================================================================


The following summarizes sales and long-lived assets by geographic area as of and for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                           Sales                                 Long-Lived Assets
-------------------------------------------------------------------  ----------------------------------------
                            2001            2000            1999          2001          2000          1999
-------------------------------------------------------------------  ----------------------------------------
United States            $2,130,355      $1,941,220     $1,821,083      $153,562      $156,610      $159,530
Foreign                      28,776          30,128         40,838         1,511         1,925         2,603
-------------------------------------------------------------------  ----------------------------------------
Total                    $2,159,131      $1,971,348     $1,861,921      $155,073      $158,535      $162,133
=============================================================================================================


Foreign sales are based on the country in which the sales originate. No individual foreign country's sales were material to the consolidated sales of Omnicare.

Note 16 - Summary of Quarterly Results (Unaudited)

The following table presents the Company's quarterly financial information for 2001 and 2000 (in thousands, except per share data):


                                           First     Second     Third      Fourth        Full
                                          Quarter    Quarter    Quarter    Quarter       Year
                                          --------   --------   --------   --------   ----------
2001 (a)

Sales                                     $523,645   $530,065   $541,193   $564,228   $2,159,131
Cost of sales                              383,381    388,002    395,662    412,687    1,579,732
                                          --------   --------   --------   --------   ----------
Gross profit                               140,264    142,063    145,531    151,541      579,399
Selling, general and
      administrative expenses               95,916     94,090     94,752     97,986      382,744
Restructuring charges (Note 12)                  -          -     15,409      2,935       18,344
Other expense (Note 13)                      1,817      3,000          -          -        4,817
                                          --------   --------   --------   --------   ----------
Operating income                            42,531     44,973     35,370     50,620      173,494
Investment income                              474        748        701        692        2,615
Interest expense                           (13,909)   (14,415)   (14,201)   (13,799)     (56,324)
                                          --------   --------   --------   --------   ----------
Income before income taxes                  29,096     31,306     21,870     37,513      119,785
Income taxes                                11,052     11,910      8,310     14,242       45,514
                                          --------   --------   --------   --------   ----------
Net income                                $ 18,044   $ 19,396   $ 13,560   $ 23,271   $   74,271
                                          ========   ========   ========   ========   ==========

Earnings per share: (b)
        Basic                             $   0.20   $   0.21   $   0.15   $   0.25   $     0.80
                                          ========   ========   ========   ========   ==========
        Diluted                           $   0.19   $   0.21   $   0.14   $   0.25   $     0.79
                                          ========   ========   ========   ========   ==========

Weighted average number of
 common shares outstanding:
        Basic                               92,422     93,198     93,345     93,515       93,124
                                          ========   ========   ========   ========   ==========
        Diluted                             93,170     94,042     94,117     94,049       93,758
                                          ========   ========   ========   ========   ==========

                                           First     Second     Third      Fourth        Full
                                          Quarter    Quarter    Quarter    Quarter       Year
                                          --------   --------   --------   --------   ----------
2000 (a)

Sales                                     $493,026   $480,510   $491,262   $506,550   $1,971,348
Cost of sales                              360,409    353,716    361,141    370,689    1,445,955
                                          --------   --------   --------   --------   ----------
Gross profit                               132,617    126,794    130,121    135,861      525,393
Selling, general and
      administrative expenses               92,768     90,424     90,687     93,628      367,507
Restructuring and other
      related charges (Note 12)              4,278      6,150      4,263     12,508       27,199
                                          --------   --------   --------   --------   ----------
Operating income                            35,571     30,220     35,171     29,725      130,687
Investment income                              459        357        472        622        1,910
Interest expense                           (13,165)   (13,634)   (14,204)   (14,071)     (55,074)
                                          --------   --------   --------   --------   ----------
Income before income taxes                  22,865     16,943     21,439     16,276       77,523
Income taxes                                 8,472      6,267      7,930      6,037       28,706
                                          --------   --------   --------   --------   ----------
Net income                                $ 14,393   $ 10,676   $ 13,509   $ 10,239   $   48,817
                                          ========   ========   ========   ========   ==========

Earnings per share: (b)
        Basic                             $   0.16   $   0.12   $   0.15   $   0.11   $     0.53
                                          ========   ========   ========   ========   ==========
        Diluted                           $   0.16   $   0.12   $   0.15   $   0.11   $     0.53
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
                                          ========   ========   ========   ========   ==========

Notes to Summary of Quarterly Results

(a) Included in the 2001 and 2000 net income amounts are the following aftertax restructuring and other related charges, and other expense (in thousands):


                                           First     Second     Third      Fourth        Full
                                          Quarter    Quarter    Quarter    Quarter       Year
                                          --------   --------   --------   --------   ----------
        2001
        Restructuring charges (Note 12)     $    -     $    -     $9,554     $1,820      $11,374
        Other expense (Note 13)              1,127      1,860          -          -        2,987
                                            ------     ------     ------     ------      -------
                     Total                  $1,127     $1,860     $9,554     $1,820      $14,361
                                            ======     ======     ======     ======      =======

        2000
        Restructuring and other
            related charges (Note 12)       $2,695     $3,874     $2,686     $7,880      $17,135
                                            ======     ======     ======     ======      =======

(b) Earnings per share is calculated independently for each separately reported quarter and full year period. Accordingly, the sum of the separatley reported quarters may not necessarily be equal to the corresponding full year per share amount as independently calculated.

Note 17 - Guarantor Subsidiaries

The Company's Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2001 and 2000 for the balance sheets, as well as the statements of income and cash flows for each of the three year periods ended December 31, 2001, 2000 and 1999. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income


                                                                 Year ended December 31,
                                                    ------------------------------------------------
(in thousands)                                                       Guarantor       Non-Guarantor
2001:                                               Parent         Subsidiaries      Subsidiaries
----------------------------------------------------------------------------------------------------
 Sales                                               $   --         $2,067,662         $141,766
 Cost of sales                                           --          1,507,807          122,222
                                                  -----------      -----------      -----------
 Gross profit                                            --            559,855           19,544
 Selling, general and administrative expenses          17,026          343,389           22,329
 Restructuring charges                                   --             18,344             --
 Other expense                                           --              4,817             --
                                                  -----------      -----------      -----------
 Operating income (loss)                              (17,026)         193,305           (2,785)
 Investment income                                      1,767              613              235
 Interest expense                                     (53,956)            (798)          (1,570)
                                                  -----------      -----------      -----------
 Income (loss) before income taxes                    (69,215)         193,120           (4,120)
 Income tax (benefit) expense                         (26,302)          73,509           (1,693)
 Equity in net income of subsidiaries                 117,184             --               --
                                                  -----------      -----------      -----------
 Net income (loss)                                   $ 74,271       $  119,611         $ (2,427)
==================================================================================================

2000:
----------------------------------------------------------------------------------------------------
 Sales                                               $   --         $1,875,791         $155,611
 Cost of sales                                           --          1,373,297          132,712
                                                  -----------      -----------      -----------
 Gross profit                                            --            502,494           22,899
 Selling, general and administrative expenses          13,383          326,415           27,709
 Restructuring and other related charges                 --             25,052            2,147
                                                  -----------      -----------      -----------
 Operating income (loss)                              (13,383)         151,027           (6,957)
 Investment income                                      1,774             (274)             410
 Interest expense                                     (54,126)            (767)            (181)
                                                  -----------      -----------      -----------
 Income (loss) before income taxes                    (65,735)         149,986           (6,728)
 Income tax (benefit) expense                         (24,322)          53,990             (962)
 Equity in net income of subsidiaries                  90,230             --               --
                                                  -----------      -----------      -----------
 Net income (loss)                                   $ 48,817       $   95,996         $ (5,766)
==================================================================================================


                                                         Year ended December 31,
                                                 -------------------------------------
(in thousands)                                                     Omnicare, Inc. and
2001:                                                Eliminations      Subsidiaries
--------------------------------------------------------------------------------------
 Sales                                                 $ (50,297)      $2,159,131
 Cost of sales                                           (50,297)       1,579,732
                                                     -----------      -----------
 Gross profit                                               --            579,399
 Selling, general and administrative expenses               --            382,744
 Restructuring charges                                      --             18,344
 Other expense                                              --              4,817
                                                     -----------      -----------
 Operating income (loss)                                    --            173,494
 Investment income                                          --              2,615
 Interest expense                                           --            (56,324)
                                                     -----------      -----------
 Income (loss) before income taxes                          --            119,785
 Income tax (benefit) expense                               --             45,514
 Equity in net income of subsidiaries                   (117,184)            --
                                                     -----------      -----------
 Net income (loss)                                     $(117,184)      $   74,271
=================================================================================

2000:
--------------------------------------------------------------------------------------
 Sales                                                 $ (60,054)      $1,971,348
 Cost of sales                                           (60,054)       1,445,955
                                                     -----------      -----------
 Gross profit                                               --            525,393
 Selling, general and administrative expenses               --            367,507
 Restructuring and other related charges                    --             27,199
                                                     -----------      -----------
 Operating income (loss)                                    --            130,687
 Investment income                                          --              1,910
 Interest expense                                           --            (55,074)
                                                     -----------      -----------
 Income (loss) before income taxes                          --             77,523
 Income tax (benefit) expense                               --             28,706
 Equity in net income of subsidiaries                    (90,230)            --
                                                     -----------      -----------
 Net income (loss)                                     $ (90,230)      $   48,817
=================================================================================


              Summary Consolidating Statements of Income-Continued


                                                             Year ended December 31,
                                                    -----------------------------------------------
(in thousands)                                                     Guarantor        Non-Guarantor
1999:                                               Parent        Subsidiaries       Subsidiaries
---------------------------------------------------------------------------------------------------
 Sales                                              $   --         $1,746,239         $181,845
 Cost of sales                                          --          1,254,627          150,174
                                                    --------       ----------         --------
 Gross profit                                           --            491,612           31,671
 Selling, general and administrative expenses          9,903          309,041           32,695
 Restructuring and other related charges                --             35,394             --
 Acquisition expenses, pooling-of-interests             --                (55)            --
                                                    --------       ----------         --------
 Operating income (loss)                              (9,903)         147,232           (1,024)
 Investment income                                     1,432             (185)             285
 Interest expense                                    (44,605)          (1,487)             (74)
                                                    --------       ----------         --------
 Income (loss) before income taxes                   (53,076)         145,560             (813)
 Income tax (benefit) expense                        (19,638)          53,771             (183)
 Equity in net income of subsidiaries                 91,159             --               --
                                                    --------       ----------         --------
 Net income (loss)                                  $ 57,721       $   91,789         $   (630)
===================================================================================================


                                                        Year ended December 31,
                                                    -----------------------------------
(in thousands)                                                      Omnicare, Inc. and
1999:                                                Eliminations     Subsidiaries
-----------------------------------------------------------------------------------
 Sales                                                 $(66,163)      $1,861,921
 Cost of sales                                          (66,163)       1,338,638
                                                       --------       ----------
 Gross profit                                              --            523,283
 Selling, general and administrative expenses              --            351,639
 Restructuring and other related charges                   --             35,394
 Acquisition expenses, pooling-of-interests                --                (55)
                                                       --------       ----------
 Operating income (loss)                                   --            136,305
 Investment income                                         --              1,532
 Interest expense                                          --            (46,166)
                                                       --------       ----------
 Income (loss) before income taxes                         --             91,671
 Income tax (benefit) expense                              --             33,950
 Equity in net income of subsidiaries                   (91,159)            --
                                                       --------       ----------
 Net income (loss)                                     $(91,159)      $   57,721
================================================================================


                     Condensed Consolidating Balance Sheets


                                                                         December 31,
                                                           ---------------------------------------------
(in thousands)                                                             Guarantor       Non-Guarantor
2001:                                                       Parent        Subsidiaries      Subsidiaries
--------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                                 $  127,110      $   37,304        $  3,982
 Restricted cash                                                 --             2,922            --
 Accounts receivable, net (including intercompany)               --           462,882          24,648
 Inventories                                                     --           144,833           4,301
 Other current  assets                                            944         126,049           2,072
                                                           ----------      ----------        --------
           Total current assets                               128,054         773,990          35,003
                                                           ----------      ----------        --------
 Properties and equipment, net                                  3,192         139,130          12,751
 Goodwill, net                                                   --         1,060,523          63,277
 Other noncurrent assets                                       30,023          53,317             469
 Investment in subsidiaries                                 1,754,149            --              --
                                                           ----------      ----------        --------
           Total assets                                    $1,915,418      $2,026,960        $111,500
                                                           ----------      ----------        --------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)              $   14,797      $  246,338        $ 17,591
 Long-term debt                                                30,000             609              60
 5.0% convertible subordinated debentures, due 2007           345,000            --              --
 8.125% senior subordinated notes, due 2011                   375,000            --              --
 Other noncurrent liabilities                                     838         119,227             486
 Stockholders' equity                                       1,149,783       1,660,786          93,363
                                                           ----------      ----------        --------
           Total liabilities and stockholders' equity      $1,915,418      $2,026,960        $111,500
========================================================================================================

(in thousands)                                                            Guarantor       Non-Guarantor
2000:                                                       Parent        Subsidiaries      Subsidiaries
--------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                                 $   48,663      $   59,274        $  3,670
 Restricted cash                                                 --             2,300            --
 Accounts receivable, net (including intercompany)               --           433,061          30,150
 Inventories                                                     --           120,519           8,885
 Other current  assets                                            580         127,341           5,721
                                                           ----------      ----------        --------
           Total current assets                                49,243         742,495          48,426
                                                           ----------      ----------        --------
 Properties and equipment, net                                  4,277         141,429          12,829
 Goodwill, net                                                              1,101,120          67,031
 Other noncurrent assets                                       29,640          35,251             903
 Investment in subsidiaries                                 1,778,655            --              --
                                                           ----------      ----------        --------
           Total assets                                    $1,861,815      $2,020,295        $129,189
                                                           ----------      ----------        --------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)              $   12,716      $  230,415        $ 36,304
 Long-term debt                                               435,000             633              73
 5.0% convertible subordinated debentures, due 2007           345,000            --              --
 Other noncurrent liabilities                                     676         102,405             999
 Stockholders' equity                                       1,068,423       1,686,842          91,813
                                                           ----------      ----------        --------
           Total liabilities and stockholders' equity      $1,861,815      $2,020,295        $129,189
========================================================================================================

                                                                         December 31,
                                                           ---------------------------------
(in thousands)                                                            Omnicare, Inc. and
2001:                                                         Eliminations    Subsidiaries
---------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                                    $      --         $  168,396
 Restricted cash                                                     --              2,922
 Accounts receivable, net (including intercompany)                 (9,453)         478,077
 Inventories                                                         --            149,134
 Other current  assets                                               --            129,065
                                                              -----------       ----------
           Total current assets                                    (9,453)         927,594
                                                              -----------       ----------
 Properties and equipment, net                                       --            155,073
 Goodwill, net                                                       --          1,123,800
 Other noncurrent assets                                             --             83,809
 Investment in subsidiaries                                    (1,754,149)            --
                                                              -----------       ----------
           Total assets                                       $(1,763,602)      $2,290,276
                                                              -----------       ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)                 $    (9,453)      $  269,273
 Long-term debt                                                      --             30,669
 5.0% convertible subordinated debentures, due 2007                  --            345,000
 8.125% senior subordinated notes, due 2011                          --            375,000
 Other noncurrent liabilities                                        --            120,551
 Stockholders' equity                                          (1,754,149)       1,149,783
                                                              -----------       ----------
           Total liabilities and stockholders' equity         $(1,763,602)      $2,290,276
==========================================================================================

                                                                         December 31,
                                                           ---------------------------------
(in thousands)                                                            Omnicare, Inc. and
2000:                                                         Eliminations    Subsidiaries
---------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                                    $      --         $  111,607
 Restricted cash                                                     --              2,300
 Accounts receivable, net (including intercompany)                (22,426)         440,785
 Inventories                                                         --            129,404
 Other current  assets                                               --            133,642
                                                              -----------       ----------
           Total current assets                                   (22,426)         817,738
                                                              -----------       ----------
 Properties and equipment, net                                       --            158,535
 Goodwill, net                                                       --          1,168,151
 Other noncurrent assets                                             --             65,794
 Investment in subsidiaries                                    (1,778,655)            --
                                                              -----------       ----------
           Total assets                                       $(1,801,081)      $2,210,218
                                                              -----------       ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)                 $   (22,426)      $  257,009
 Long-term debt                                                      --            435,706
 5.0% convertible subordinated debentures, due 2007                  --            345,000
 Other noncurrent liabilities                                        --            104,080
 Stockholders' equity                                          (1,778,655)       1,068,423
                                                              -----------       ----------
           Total liabilities and stockholders' equity         $(1,801,081)      $2,210,218
==========================================================================================


                Condensed Consolidating Statements of Cash Flows


                                                                                Year ended December 31,
                                                                  -----------------------------------------------------------
(in thousands)                                                                  Guarantor      Non-Guarantor  Omnicare, Inc.
2001:                                                               Parent     Subsidiaries     Subsidiaries and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                   $    --        $  24,201      $   1,289      $  25,490
Other                                                               (65,203)       190,247          2,553        127,597
                                                                  ---------      ---------      ---------      ---------
                    Net cash flows from operating activities        (65,203)       214,448          3,842        153,087
                                                                  ---------      ---------      ---------      ---------

Cash flows from investing activities:
Acquisition of businesses                                              --          (20,263)          --          (20,263)
Capital expenditures                                                   (703)       (21,546)        (3,973)       (26,222)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                            --             (622)          --             (622)
Other                                                                  --              135            170            305
                                                                  ---------      ---------      ---------      ---------
                    Net cash flows from investing activities           (703)       (42,296)        (3,803)       (46,802)
                                                                  ---------      ---------      ---------      ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                              70,000           --             --           70,000
Proceeds from long-term borrowings                                  375,000           --             --          375,000
Payments on line of credit facilities                              (475,000)          --             --         (475,000)
Fees paid for financing arrangements                                (16,254)          --             --          (16,254)
Other                                                               190,607       (194,122)           214         (3,301)
                                                                  ---------      ---------      ---------      ---------
                    Net cash flows from financing activities        144,353       (194,122)           214        (49,555)
                                                                  ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                                --             --               59             59
                                                                  ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                 78,447        (21,970)           312         56,789
Cash and cash equivalents at beginning of year - unrestricted        48,663         59,274          3,670        111,607
                                                                  ---------      ---------      ---------      ---------
Cash and cash equivalents at end of year - unrestricted           $ 127,110      $  37,304      $   3,982      $ 168,396
========================================================================================================================

(in thousands)
2000:
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Provision for doubtful accounts                                   $    --        $  22,604      $   4,125      $  26,729
Other                                                               (57,558)       158,883          4,647        105,972
                                                                  ---------      ---------      ---------      ---------
                    Net cash flows from operating activities        (57,558)       181,487          8,772        132,701
                                                                  ---------      ---------      ---------      ---------

Cash flows from investing activities:
Acquisition of businesses                                              --          (36,018)        (5,646)       (41,664)
Capital expenditures                                                 (1,859)       (26,423)        (4,141)       (32,423)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                            --           (2,300)          --           (2,300)
Other                                                                  --            1,044           (773)           271
                                                                  ---------      ---------      ---------      ---------
                    Net cash flows from investing activities         (1,859)       (63,697)       (10,560)       (76,116)
                                                                  ---------      ---------      ---------      ---------

Cash flows from financing activities:
Payments on line of credit facilities                               (30,000)          --             --          (30,000)
Other                                                                86,071        (97,790)           (58)       (11,777)
                                                                  ---------      ---------      ---------      ---------
                    Net cash flows from financing activities         56,071        (97,790)           (58)       (41,777)
                                                                  ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                                --             --             (468)          (468)
                                                                  ---------      ---------      ---------      ---------

Net (decrease) increase in cash and cash equivalents                 (3,346)        20,000         (2,314)        14,340
Cash and cash equivalents at beginning of year - unrestricted        52,009         39,274          5,984         97,267
                                                                  ---------      ---------      ---------      ---------
Cash and cash equivalents at end of year - unrestricted           $  48,663      $  59,274      $   3,670      $ 111,607
========================================================================================================================



                                                                                Year ended December 31,
                                                                   ----------------------------------------------------------
(in thousands)                                                                  Guarantor     Non-Guarantor Omnicare, Inc.
1999:                                                               Parent     Subsidiaries   Subsidiaries and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                    $   --        $  20,194        $ 1,862      $  22,056
Other                                                               (39,127)       110,540          7,645         79,058
                                                                   --------      ---------        -------      ---------
                    Net cash flows from operating activities        (39,127)       130,734          9,507        101,114
                                                                   --------      ---------        -------      ---------

Cash flows from investing activities:
Acquisition of businesses                                              --         (140,351)        (3,728)      (144,079)
Capital expenditures                                                 (1,107)       (53,602)        (4,040)       (58,749)
Other                                                                  --             (565)          (124)          (689)
                                                                   --------      ---------        -------      ---------
                    Net cash flows from investing activities         (1,107)      (194,518)        (7,892)      (203,517)
                                                                   --------      ---------        -------      ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                             170,000           --             --          170,000
Payments on line of credit facilities                               (10,000)          --             --          (10,000)
Other                                                               (83,374)        68,876           --          (14,498)
                                                                   --------      ---------        -------      ---------
                    Net cash flows from financing activities         76,626         68,876           --          145,502
                                                                   --------      ---------        -------      ---------

Effect of exchange rate changes on cash                                --             --             (144)          (144)
                                                                   --------      ---------        -------      ---------

Net increase in cash and cash equivalents                            36,392          5,092          1,471         42,955
Cash and cash equivalents at beginning of year - unrestricted        15,617         34,182          4,513         54,312
                                                                   --------      ---------        -------      ---------
Cash and cash equivalents at end of year - unrestricted            $ 52,009      $  39,274        $ 5,984      $  97,267
========================================================================================================================

Note 18 - Subsequent Event

On January 8, 2002, Omnicare announced the completion of the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"). The acquisition, to be accounted for as a purchase business combination, included cash consideration at closing of $93.1 million (which is subject to adjustment based on the closing balance sheet review). Up to an additional $18.0 million in deferred payments may become payable, contingent upon future performance. The Company is in the process of completing the purchase price allocation, including the identification of goodwill and other intangible assets.

At the time of the acquisition, APS provided professional pharmacy and related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. From the acquisition, Omnicare expects to achieve certain economies of scale and cost synergies. The net assets and operating results of APS will be included in the Company's financial statements beginning in the first quarter of 2002.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in our 2002 Proxy Statement which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required under this Item is set forth in our 2002 Proxy Statement which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is set forth in our 2002 Proxy Statement which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is set forth in our 2002 Proxy Statement which is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)      Financial Statements

                Our 2001 Consolidated Financial Statements are included in Part II, Item 8, of this Filing.

    (a)(2)      Financial Statement Schedule

                See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

    (a)(3)      Exhibits

                See Index of Exhibits.

    (b)         Reports on Form 8-K

                Omnicare did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 26th day of March 2002.

                                            OMNICARE, INC.

                                            /s/ David W. Froesel, Jr.
                                            -------------------------
                                            David W. Froesel, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer and Director


Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                   Title                                         Date
---------                                   -----                                         ----
/s/ Edward L. Hutton                        Chairman and Director
---------------------------
Edward L. Hutton

/s/ Joel F. Gemunder                        President, Chief Executive Officer and Director
---------------------------                 (Principal Executive Officer)
Joel F. Gemunder

/s/ David W. Froesel, Jr.                   Senior Vice President and
---------------------------                 Chief Financial Officer and Director
David W. Froesel, Jr.                       (Principal Financial and
                                            Accounting Officer)

Timothy E. Bien, Director*
Charles H. Erhart, Jr., Director*                                                         March 26, 2002
Patrick E. Keefe, Director*
Sandra E. Laney, Director*
Andrea R. Lindell, DNSc, RN, Director*
Sheldon Margen, M.D., Director*
Kevin J. McNamara, Director*
John H. Timoney, Director*

* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself as a director and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

                                            /s/ Cheryl D. Hodges
                                            --------------------
                                            Cheryl D. Hodges
                                            (Attorney-in-Fact)

                                   Schedule II

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                Additions
                Balance at       charged                    Write-offs,    Balance
 Year ended    beginning of      to cost                      net of       at end
December 31,     period       and expenses   Acquisitions   recoveries    of period
------------   ------------   ------------   ------------   ----------    ---------
Allowance for uncollectible accounts receivable:

2001              $40,497        $25,490        $    -       $(20,414)     $45,573
2000               36,883         26,729             -        (23,115)      40,497
1999               31,417         22,056         2,686        (19,276)      36,883

                                INDEX OF EXHIBITS

                                                                           Document Incorporated by Reference from a
Number and Description of Exhibit                                          Previous Filing or Filed Herewith, as
(Numbers Coincide with Item 601 of Regulation S-K)                         Indicated Below
--------------------------------------------------                         -----------------------------------------
(3.1)             Restated Certificate of Incorporation of                 Form 10-K
                  Omnicare, Inc.                                           March 31, 1997

(3.2)             By-Laws of Omnicare, Inc., as amended                    Form S-3
                                                                           September 28, 1998

(4.1)             Indenture dated as of December 10, 1997 between          Form S-3
                  the Company and The First National Bank of               February 6, 1998
                  Chicago, as Trustee

(4.2)             Indenture dated as of March 20, 2001, by and             Form 8-K
                  among Omnicare, Inc., the Guarantors named               March 23, 2001
                  therein and SunTrust Bank, as trustee, relating
                  to the Company's $375.0 million 8.125% Senior
                  Subordinated Notes due 2011

(4.3)             Three-year, $495.0 million Credit Agreement              Form 8-K
                  dated as of March 20, 2001, among Omnicare,              March 23, 2001
                  Inc., as the Borrower, the Guarantors named
                  therein and the lenders named therein, as the
                  Lenders, Lehman Commercial Paper Inc., as a
                  Syndication Agent, SunTrust Bank, as a
                  Documentation Agent, Deutsche Banc Alex. Brown,
                  as a Documentation Agent, and Bank One, NA, with
                  its main office in Chicago, Illinois, as the
                  Administrative Agent

(4.4)             Rights Agreement, and related Exhibits, dated as         Form 8-K
                  of May 17, 1999 between Omnicare, Inc. and First         May 18, 1999
                  Chicago Trust Company of New York, as Rights
                  Agent

                                INDEX OF EXHIBITS

                                                                           Document Incorporated by Reference from a
Number and Description of Exhibit                                          Previous Filing or Filed Herewith, as
(Numbers Coincide with Item 601 of Regulation S-K)                         Indicated Below
--------------------------------------------------                         -----------------------------------------
(10.1)            Executive Salary Protection Plan, as amended,            Form 10-K
                  May 22, 1981                                             March 25, 1996

(10.2)            Annual Incentive Plan for Senior Executive               Proxy Statement for 1996 Annual Meeting of
                  Officers                                                 Shareholders dated May 20, 1996

(10.3)            1992 Long-Term Stock Incentive Plan                      Proxy Statement for 1997 Annual Meeting of
                                                                           Stockholders dated March 31, 1997

(10.4)            1995 Premium-Priced Stock Option Plan                    Proxy Statement for 1995 Annual Meeting of
                                                                           Stockholders dated April 10, 1995

(10.5)            1998 Long-Term Employee                                  Form 10-K
                  Incentive Plan                                           March 30, 1999

(10.6)            Amendment to 1998 Long-Term Employee Incentive           Form 10-K
                  Plan effective                                           March 30, 2000
                  March 1, 2000

(10.7)            Excess Benefits Plan                                     Form 10-K
                                                                           March 25, 1988

(10.8)            Form of Indemnification Agreement with Directors         Form 10-K
                  and Officers                                             March 30, 1999

(10.9)            Employment Agreements with J.F. Gemunder and             Form 10-K
                  C.D. Hodges dated                                        March 29, 1989
                  August 4, 1988

(10.10)           Employment Agreement with                                Form 10-K
                  P.E. Keefe dated March 4, 1993                           March 25, 1994

                                INDEX OF EXHIBITS

                                                                           Document Incorporated by Reference from a
Number and Description of Exhibit                                          Previous Filing or Filed Herewith, as
(Numbers Coincide with Item 601 of Regulation S-K)                         Indicated Below
--------------------------------------------------                         -----------------------------------------
(10.11)           Split Dollar Agreement with                              Form 10-K
                  E.L. Hutton dated June 1, 1995 (Agreement in the         March 25, 1996
                  same form exists with
                  J.F. Gemunder)

(10.12)           Split Dollar Agreement                                   Form 10-K
                  dated June 1, 1995 (Agreements in the same form          March 25, 1996
                  exist with the following Executive Officers:
                  T.E. Bien,
                  C.D. Hodges and P.E. Keefe)

(10.13)           Retirement Plan for E.L. Hutton                          Form 10-K
                                                                           March 30, 2001

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

(10.18)           Form of Amendment to Employment Agreement with           Filed Herewith
                  J.F. Gemunder dated as of
                  February 6, 2002 (Amendments in the same form
                  exist with the following Executive Officers:
                  P.E. Keefe and C.D. Hodges)

                                INDEX OF EXHIBITS

                                                                           Document Incorporated by Reference from a
Number and Description of Exhibit                                          Previous Filing or Filed Herewith, as
(Numbers Coincide with Item 601 of Regulation S-K)                         Indicated Below
--------------------------------------------------                         -----------------------------------------
(10.19)           Form of Amendment to Employment Agreements with          Form 10-K
                  T.E. Bien, D.W. Froesel, Jr. and P. Laterza              March 30, 2000
                  dated as of
                  February 25, 2000

(10.20)           Amendment to Employment Agreement with P.                Form 10-K
                  Laterza dated as of                                      March 30, 2001
                  August 2, 2000

(12)              Statement of Computation of Ratio of Earnings to         Filed Herewith
                  Fixed Charges

(21)              Subsidiaries of Omnicare, Inc.                           Filed Herewith

(23.1)            Consent of PricewaterhouseCoopers LLP                    Filed Herewith

(24)              Powers of Attorney                                       Filed Herewith

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as........................'r'