Form 10-Q
period 2002-03-31
OMNICARE INC
filed 2002-05-14
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2002
                          Commission File Number 1-8269



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

         2)   has been subject to such filing requirement for the past 90 days.

Yes    x         No
    ---------       ------

COMMON STOCK OUTSTANDING
------------------------
                                    Number of
                                      Shares                     Date
                                      ------                     ----
Common Stock, $1 par value          94,130,088              March 31, 2002

                               OMNICARE, INC. AND
                              SUBSIDIARY COMPANIES



                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I.           FINANCIAL INFORMATION:

         Item 1.       Financial Statements

                          Consolidated Statements of Income -
                                    Three months ended -
                                    March 31, 2002 and 2001                              3

                          Consolidated Balance Sheets -
                                    March 31, 2002 and December 31, 2001                 4

                          Consolidated Statements of Cash Flows -
                                    Three months ended -
                                    March 31, 2002 and 2001                              5

                          Notes to Consolidated Financial Statements                     6

         Item 2.       Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                               15

         Item 3.       Quantitative and Qualitative Disclosures About Market Risk       23


PART II.          OTHER INFORMATION:

         Item 6.       Exhibits and Reports on Form 8-K                                 24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                     Omnicare, Inc. and Subsidiary Companies
                                    UNAUDITED

(In thousands, except per share data)

                                                                      Three Months Ended
                                                                            March 31,
                                                                    -----------------------
                                                                      2002            2001
                                                                     ------         -------
Sales                                                               $632,015       $523,645
Reimbursable out-of-pocket expenses (Note 2)                           6,299          5,763
                                                                    --------       --------
     Total net sales                                                 638,314        529,408
                                                                    --------       --------
Cost of sales                                                        467,811        383,381
Reimbursed out-of-pocket expenses (Note 2)                             6,299          5,763
                                                                    --------       --------
     Total direct costs                                              474,110        389,144
                                                                    --------       --------
Gross profit                                                         164,204        140,264
Selling, general and administrative expenses                          99,618         87,754
Goodwill amortization                                                      -          8,162
Restructuring charges (Note 4)                                         4,797              -
Other expense (Note 5)                                                     -          1,817
                                                                    --------       --------
Operating income                                                      59,789         42,531
Investment income                                                        798            474
Interest expense                                                     (14,176)       (13,909)
                                                                    --------       --------
Income before income taxes                                            46,411         29,096
Income taxes                                                          17,635         11,052
                                                                    --------       --------
Net income                                                          $ 28,776       $ 18,044
                                                                    ========       ========
Earnings per share:
     Basic                                                          $   0.31       $   0.20
                                                                    ========       ========
     Diluted                                                        $   0.30       $   0.19
                                                                    ========       ========
Weighted average number of common shares outstanding:
     Basic                                                            93,963         92,422
                                                                    ========       ========
     Diluted                                                          94,598         93,170
                                                                    ========       ========

Comprehensive income                                                $ 29,003       $ 18,167
                                                                    ========       ========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     Omnicare, Inc. and Subsidiary Companies
                                    UNAUDITED

(In thousands,  except share data)

                                                                                 March 31,      December 31,
                                                                                   2002             2001
                                                                               -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  144,119       $  168,396
   Restricted cash                                                                  6,342            2,922
   Accounts receivable, less allowances
     of $65,661 (2001-$45,573)                                                    517,056          478,077
   Unbilled  receivables                                                           30,244           23,621
   Inventories                                                                    172,721          149,134
   Deferred income tax benefits                                                    27,230           28,147
   Other current assets                                                            95,203           77,297
                                                                               ----------       ----------
     Total current assets                                                         992,915          927,594

Properties and equipment, at cost less accumulated
   depreciation of $165,193 (2001-$160,164)                                       159,511          155,073
Goodwill                                                                        1,182,458        1,123,800
Other noncurrent assets                                                            82,872           83,809
                                                                               ----------       ----------
     Total assets                                                              $2,417,756       $2,290,276
                                                                               ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  171,387       $  140,327
   Amounts payable pursuant to acquisition agreements                               5,440            5,440
   Current debt                                                                       465              393
   Accrued employee compensation                                                   18,143           25,015
   Deferred revenue                                                                32,294           39,338
   Income taxes payable                                                            11,869            9,256
   Other current liabilities                                                       58,247           49,504
                                                                               ----------       ----------
     Total current liabilities                                                    297,845          269,273

Long-term debt                                                                    100,450           30,669
5.0% convertible subordinated debentures, due 2007                                345,000          345,000
8.125% senior subordinated notes, due 2011                                        375,000          375,000
Deferred income taxes                                                              80,708           81,495
Amounts payable pursuant to acquisition agreements                                  4,946            4,966
Other noncurrent liabilities                                                       37,592           34,090
                                                                               ----------       ----------
     Total liabilities                                                          1,241,541        1,140,493
                                                                               ----------       ----------

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
     none issued and outstanding                                                        -                -
   Common stock, $1 par value, 200,000,000 shares authorized,
     95,229,500 shares issued and outstanding (2001-94,671,800
     shares issued and outstanding)                                                95,230           94,672
   Paid-in capital                                                                733,761          722,701
   Retained earnings                                                              408,155          381,441
                                                                               ----------       ----------
                                                                                1,237,146        1,198,814

   Treasury stock, at cost-1,099,400 shares (2001-986,600 shares)                 (22,641)         (19,824)
   Deferred compensation                                                          (33,583)         (24,273)
   Accumulated other comprehensive income                                          (4,707)          (4,934)
                                                                               ----------       ----------
     Total stockholders' equity                                                 1,176,215        1,149,783
                                                                               ----------       ----------
     Total liabilities and stockholders' equity                                $2,417,756       $2,290,276
                                                                               ==========       ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Omnicare, Inc. and Subsidiary Companies
                                    UNAUDITED
(In thousands)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                              ------------------------
                                                                                2002           2001
                                                                              --------       --------
Cash flows from operating activities:
Net income                                                                    $  28,776      $ 18,044
Adjustments to reconcile net income to net cash
     flows from operating activities:
         Depreciation                                                             8,211         8,266
         Amortization                                                             3,480         9,870
         Provision for doubtful accounts                                          6,558         7,219
         Deferred tax  provision                                                  2,042        (3,058)
         Non-cash portion of restructuring charges                                2,420             -
Changes in assets and liabilities, net of effects from acquisition of businesses:
         Accounts receivable and unbilled receivables                           (22,930)       (9,132)
         Inventories                                                            (10,930)       13,590
         Current and noncurrent assets                                          (14,861)       (3,045)
         Accounts payable                                                        27,364        (4,474)
         Accrued employee compensation                                           (5,974)       (6,283)
         Deferred revenue                                                        (7,044)       (5,784)
         Current and noncurrent liabilities                                       5,786         6,895
                                                                              ---------      --------
                      Net cash flows from operating activities                   22,898        32,108
                                                                              ---------      --------

Cash flows from investing activities:
     Acquisition of businesses                                                 (105,029)       (5,154)
     Capital expenditures                                                        (4,975)       (4,606)
     Transfer of cash to trusts for employee health and
         severance costs, net of payments out of the trust                       (3,420)       (4,096)
     Other                                                                           45           286
                                                                              ---------      --------
                      Net cash flows from investing activities                 (113,379)      (13,570)
                                                                              ---------      --------

Cash flows from financing activities:
     Borrowings on line of credit facilities                                     90,000        70,000
     Proceeds from long-term borrowings                                               -       375,000
     Payments on line of credit facilities                                      (20,000)     (445,000)
     Fees paid for financing arrangements                                             -       (14,314)
     (Payments for) proceeds from stock awards and exercise of
         stock options, net of stock tendered in payment                         (2,101)        1,964
     Dividends paid                                                              (2,118)       (2,083)
     Other                                                                         (115)         (350)
                                                                              ---------      --------
                      Net cash flows from financing activities                   65,666       (14,783)
                                                                              ---------      --------

Effect of exchange rate changes on cash                                             538           (96)
                                                                              ---------      --------
Net (decrease) increase in cash and cash equivalents                            (24,277)        3,659
Cash and cash equivalents at beginning of period - unrestricted                 168,396       111,607
                                                                              ---------      --------

Cash and cash equivalents at end of period - unrestricted                     $ 144,119      $115,266
                                                                              =========      ========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                   Notes to Consolidated Financial Statements



1.       Interim Financial Data

         The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in Notes 4 and 5) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.       Recently Issued Accounting Pronouncements

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"). All accounting and disclosure relevant to this authoritative guidance has been incorporated into this Quarterly Report on Form 10-Q.

         SFAS 141 and SFAS 144 did not have a significant impact on the Company's consolidated financial position, results of operations and cash flows.

         The adoption of SFAS 142 did not require the Company to record an adjustment to the carrying value of goodwill, but will affect the Company's results of operations in 2002 and future years due to the requirement to cease amortization of goodwill, as further described in Note 7. The Company will continue to review goodwill on an annual basis for impairment in accordance with SFAS 142.

         EITF No. 01-14 requires reimbursements received for "out-of-pocket" expenses to be classified in the income statement as revenue, with the actual expenses classified in the appropriate cost caption. Prior to adoption, the Company's Contract Research Organization ("CRO") segment classified the net amount of reimbursed "out-of-pocket" expenses for its clinical study activities as a component of net revenues. With the adoption of EITF No. 01-14, the Company has recorded these amounts gross and reclassified prior periods presented to conform with the current year presentation. The adoption in the first quarter had no impact on the Company's consolidated financial position, results of operations and cash flows. However, the adoption of EITF No. 01-14 did impact the CRO segment's revenues, costs and operating profit as a percentage of revenues.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. Management does not expect the standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.

3.       Segment Information

         Based on the "management approach," as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 45 states in the United States of America ("USA"). The Company's other reportable segment is CRO Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 27 countries around the world, including the USA.

         The table below presents information about the reportable segments as of and for the three months ended March 31, 2002 and 2001 and should be read in connection with the paragraph that follows (in thousands):


                                                                           Three Months Ended March 31,
                                                         ----------------------------------------------------------------
                                                                                             Corporate
                                                                Pharmacy         CRO            and          Consolidated
2002:                                                           Services       Services     Consolidating       Totals
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $  596,265      $ 42,049      $      -        $  638,314
Depreciation and amortization                                      10,435           618           638            11,691
Operating income (expense), excluding restructuring
  charges                                                          68,205         4,915        (8,534)           64,586
Restructuring charges                                              (1,126)       (3,671)            -            (4,797)
Operating income (expense)                                         67,079         1,244        (8,534)           59,789
Total assets                                                    2,089,305       141,106       187,345         2,417,756
Expenditures for additions to long-lived assets                     4,452           150           373             4,975
========================================================================================================================

2001:
------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $  495,401      $ 34,007      $      -        $  529,408
Depreciation and amortization                                      16,624         1,137           375            18,136
Operating income (expense), excluding other expense                49,222         2,012        (6,886)           44,348
Other expense                                                      (1,817)            -             -            (1,817)
Operating income (expense)                                         47,405         2,012        (6,886)           42,531
Total assets                                                    1,955,775       111,299       148,932         2,216,006
Expenditures for additions to long-lived assets                     4,310            77           219             4,606
========================================================================================================================


         In accordance with the previously discussed EITF No. 01-14, the Company included $6.3 million and $5.8 million pretax in its CRO Services segment reported net sales amounts for the three months ended March 31, 2002 and 2001, respectively. Further, in accordance with Omnicare's adoption of SFAS 142, the Company discontinued amortization of goodwill as of January 1, 2002. Accordingly, no goodwill amortization was recorded during the first quarter of 2002. Pretax goodwill amortization for the first quarter of 2001 totaled $7.9 million and $0.3 million for the Pharmacy Services and CRO Services segments, respectively.

4.       Restructuring Charges

         In 2001, the Company announced the implementation of a second phase (the "Phase II Program") of its previously disclosed productivity and consolidation initiative. The Phase II Program is intended to further streamline operations, increase efficiency and enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program includes the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also includes a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Company expects the Phase II Program measures to lead to a net reduction of approximately 460 employees, or about 5% of its total workforce, across both the Pharmacy Services and CRO Services segments.

         In connection with the Phase II Program, the Company expensed $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) during the 2001 year. Further, approximately $4.8 million ($3.0 million aftertax, or $0.03 per diluted share) was recorded in the first quarter ended March 31, 2002. The remaining costs will be taken over the following two quarters when the amounts are required to be recognized in accordance with generally accepted accounting principles. The restructuring charges include severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

         Details of the pretax restructuring charges recorded in 2001 and the first quarter of 2002 relating to the Phase II Program follow (in thousands):


                                          2001       Utilized      Balance at    2002        Utilized      Balance at
                                         Provision/   during      December 31, Provision/     during        March 31,
                                          Accrual      2001          2001       Accrual        2002           2002
                                        --------     --------      --------     --------     --------    --------------
Restructuring charges:
   Employee severance                   $  4,256     $ (2,614)     $  1,642     $    315     $   (163)     $  1,794
   Employment agreement buy-outs           2,086       (1,578)          508            -         (136)          372
   Lease terminations                      2,711       (2,105)          606        1,431         (524)        1,513
   Other assets, fees
      and facility exit costs              9,291       (6,264)        3,027        3,051       (1,974)        4,104
                                        --------     --------      --------     --------     --------      --------
        Total restructuring charges     $ 18,344     $(12,561)     $  5,783     $  4,797     $ (2,797)     $  7,783
                                        ========     ========      ========     ========     ========      ========


         As of March 31, 2002, the Company had incurred approximately $4.5 million of severance and other employee-related costs relating to the reduction of approximately 230 employees. The remaining liabilities recorded at March 31, 2002 are primarily related to activities that the Company anticipates will be finalized within the next year, and which are classified as current liabilities.

         In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $1.5 million at December 31, 2001, of which $0.3 million was utilized in the first quarter of 2002. The remaining liabilities at March 31, 2002 of $1.2 million represent amounts not yet paid relating to actions taken in connection with the Phase I Program (largely comprised of remaining lease payments), and will be adjusted as these matters are settled.

5.       Other Expense

         Included in the first quarter 2001 results is an other expense item totaling $1.8 million pretax ($1.1 million aftertax, or $0.01 per diluted share). The $1.8 million one-time charge represents a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration for review and determination of the amount of overpayment.

6.       Acquisitions

         In January, 2002, Omnicare announced the completion of the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"). The acquisition included cash consideration at closing of $93.1 million (which is subject to adjustment based on the closing balance sheet review). Up to an additional $18.0 million in deferred payments may become payable, contingent upon future performance. The Company has completed its initial purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

         At the time of the acquisition, APS provided professional pharmacy and related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. From the acquisition, Omnicare expects to achieve certain economies of scale and cost synergies. The net assets and operating results of APS have been included in the Company's financial statements beginning in the first quarter of 2002.

         Unaudited pro forma combined results of operations of the Company and APS for the three months ended March 31, 2001 are presented below. Such pro forma presentation has been prepared assuming that the APS acquisition had been made as of January 1, 2001. Pro forma information is not presented for the three months ended March 31, 2002 as the results of APS are included in those of the Company from the closing date of January 7, 2002, and the difference from the beginning of the period would not be significant.

         The unaudited pro forma combined financial information, including other expense, follows (in thousands, except per share data):

                                                             Three Months Ended
                                                                March 31, 2001
                                                                --------------
                  Net sales                                        $595,365
                  Net income                                       $ 17,615
                  Earnings per Share:
                           Basic                                   $   0.19
                           Diluted                                 $   0.19


         In connection with the purchase of APS, the Company acquired amortizable intangible assets comprised of non-compete agreements and customer relationship assets totaling $1.3 million and $3.1 million, respectively. Amortization periods for the non-compete agreements and customer relationship assets are 10.0 years and 4.7 years, respectively, and 6.3 years on a weighted-average basis. The Company has also initially recorded goodwill totaling approximately $55 million in connection with the acquisition, although this amount is subject to adjustment based on certain open matters, including the finalization of the closing balance sheet review and the payment of any deferred consideration, as discussed above. Further discussion of goodwill and other intangible assets is included below in Note 7.

7.       Goodwill and Other Intangible Assets

         In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share (including restructuring charges and other expense) to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (in thousands, except per share data):


                                                           Three Months Ended
                                                                March 31,
                                                        -------------------------
                                                         2002              2001
                                                        -------          -------

Net income, as reported                                 $28,776          $18,044
Add:  Goodwill amortization, net of tax                       -            5,060
                                                        -------          -------
Adjusted net income                                     $28,776          $23,104
                                                        =======          =======

Basic earnings per share:
------------------------
Net income, as reported                                 $  0.31          $  0.20
Add:  Goodwill amortization, net of tax                       -             0.05
                                                        -------          -------
Adjusted net income                                     $  0.31          $  0.25
                                                        =======          =======

Diluted earnings per share:
--------------------------
Net income, as reported                                 $  0.30          $  0.19
Add:  Goodwill amortization, net of tax                       -             0.05
                                                        -------          -------
Adjusted net income                                     $  0.30          $  0.24
                                                        =======          =======

         Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by business segment, are as follows (in thousands):



                                         Pharmacy           CRO
                                         Services         Services      Total
                                        ----------        -------     ----------
Balance as of January 1, 2002           $1,085,938        $37,862     $1,123,800
Goodwill acquired in the three
  months ended March 31, 2002               55,119              -         55,119
Other                                        3,697           (158)         3,539
                                        ----------        -------     ----------
Balance as of March 31, 2002            $1,144,754        $37,704     $1,182,458
                                        ==========        =======     ==========

         The "Other" caption above includes payments pursuant to acquisition agreements relating to pre-2002 acquisitions (including deferred payments, indemnification payments and payments originating from earnout provisions) and the effect of translation adjustments due to foreign currency translations.

         The table below presents the Company's other intangible assets at March 31, 2002 and December 31, 2001, all of which are subject to amortization (in thousands):


                                                       March 31, 2002
                                            -------------------------------------
                                              Gross                        Net
                                            Carrying    Accumulated      Carrying
                                             Amount     Amortization     Amount
                                            -------     ------------     -------

Non-compete agreements                      $10,063       $(5,940)        $4,123
Customer relationship assets                  3,100          (166)         2,934
Other                                           373          (164)           209
                                            -------       -------        -------
Total                                       $13,536       $(6,270)        $7,266
                                            =======       =======        =======


                                                     December 31, 2001
                                            ------------------------------------
                                              Gross                        Net
                                            Carrying    Accumulated      Carrying
                                             Amount     Amortization     Amount
                                            -------     ------------     -------

Non-compete agreements                    $ 8,963        $(5,754)        $ 3,209
Other                                         190           (149)             41
                                          -------        -------         -------
Total                                     $ 9,153        $(5,903)        $ 3,250
                                          =======        =======         =======



         Pretax amortization expense related to intangible assets other than goodwill was $0.3 million and $0.4 million for the three months ended March 31, 2002 and 2001, respectively.

         Estimated annual amortization expense for intangible assets subject to amortization for the next five fiscal years is as follows (in thousands):


                                                   Amortization
         Years ended December 31,                     Expense
                                                      -------
                           2002                       $1,416
                           2003                        1,329
                           2004                        1,160
                           2005                        1,095
                           2006                          750


8.       Guarantor Subsidiaries

         The Company's $375.0 million senior subordinated notes due 2011 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2002 and December 31, 2001 for the balance sheets, and the statements of income and cash flows for each of the three month periods ended March 31, 2002 and 2001. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statement of cash flows since there were no significant eliminating amounts during the periods presented.


                   Summary Consolidating Statements of Income
(in thousands)                                                      Three Months Ended March 31,
                                                  --------------------------------------------------------------------------

                                                              Guarantor     Non-Guarantor                   Omnicare, Inc.
2002                                              Parent     Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------

 Total net sales                                 $   --        $611,177       $27,137        $   --            $638,314
 Total direct costs                                  --         452,092        22,018            --             474,110
                                                 --------      --------       -------        --------          --------
 Gross profit                                        --         159,085         5,119            --             164,204
 Selling, general and administrative expenses       5,390        88,758         5,470            --              99,618
 Restructuring charges                               --           4,797          --              --               4,797
                                                 --------      --------       -------        --------          --------
 Operating income (loss)                           (5,390)       65,530          (351)           --              59,789
 Investment income                                    739            30            29            --                 798
 Interest expense                                 (13,962)          (35)         (179)           --             (14,176)
                                                 --------      --------       -------        --------          --------
 Income (loss) before income taxes                (18,613)       65,525          (501)           --              46,411
 Income tax (benefit) expense                      (7,073)       24,953          (245)           --              17,635
 Equity in net income of subsidiaries              40,316          --            --           (40,316)             --
                                                 --------      --------       -------        --------          --------
 Net income (loss)                               $ 28,776      $ 40,572       $  (256)       $(40,316)         $ 28,776
============================================================================================================================

2001
----------------------------------------------------------------------------------------------------------------------------
 Total net sales                                 $   --        $504,622       $44,398        $(19,612)         $529,408
 Total direct costs                                  --         369,669        39,087         (19,612)          389,144
                                                 --------      --------       -------        --------          --------
 Gross profit                                        --         134,953         5,311            --             140,264
 Selling, general and administrative expenses       3,893        85,671         6,352            --              95,916
 Other expense                                       --           1,817          --              --               1,817
                                                 --------      --------       -------        --------          --------
 Operating income (loss)                           (3,893)       47,465        (1,041)           --              42,531
 Investment income                                    395            11            68            --                 474
 Interest expense                                 (13,402)         (139)         (368)           --             (13,909)
                                                 --------      --------       -------        --------          --------
 Income (loss) before income taxes                (16,900)       47,337        (1,341)           --              29,096
 Income tax (benefit) expense                      (6,422)       17,854          (380)           --              11,052
 Equity in net income of subsidiaries              28,522          --            --           (28,522)             --
                                                 --------      --------       -------        --------          --------
 Net income (loss)                               $ 18,044      $ 29,483       $  (961)       $(28,522)         $ 18,044
============================================================================================================================


                         Condensed Consolidating Balance Sheets
(in thousands)                                                       Guarantor   Non-Guarantor              Omnicare, Inc. and
March 31, 2002:                                            Parent   Subsidiaries Subsidiaries  Eliminations    Subsidiaries
------------------------------------------------------------------------------------------------------------------------------

 ASSETS
 Cash and cash equivalents                             $   98,658   $   36,703     $  8,758    $        --      $  144,119
 Restricted cash                                               --        6,342           --             --           6,342
 Accounts receivable, net (including intercompany)             --      515,830       18,178        (16,952)        517,056
 Inventories                                                   --      167,859        4,862             --         172,721
 Other current  assets                                      1,179      150,162        1,336             --         152,677
                                                       ----------   ----------     --------    -----------      ----------
           Total current assets                            99,837      876,896       33,134        (16,952)        992,915
                                                       ----------   ----------     --------    -----------      ----------
 Properties and equipment, net                              3,283      143,873       12,355             --         159,511
 Goodwill                                                      --    1,119,820       62,638             --       1,182,458
 Other noncurrent assets                                   29,125       52,693        1,054             --          82,872
 Investment in subsidiaries                             1,889,553           --           --     (1,889,553)             --
                                                       ----------   ----------     --------    -----------      ----------
           Total assets                                $2,021,798   $2,193,282     $109,181    $(1,906,505)     $2,417,756
==========================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)          $   24,649    $ 273,452     $ 16,696    $   (16,952)     $  297,845
 Long-term debt                                           100,000          405           45             --         100,450
 5.0% convertible subordinated debentures, due 2007       345,000           --           --             --         345,000
 8.125% senior subordinated notes, due 2011               375,000           --           --             --         375,000
 Other noncurrent liabilities                                 934      121,554          758             --         123,246
 Stockholders' equity                                   1,176,215    1,797,871       91,682     (1,889,553)      1,176,215
                                                       ----------   ----------     --------    -----------      ----------
           Total liabilities and stockholders' equity  $2,021,798   $2,193,282     $109,181    $(1,906,505)     $2,417,756
==========================================================================================================================

December 31, 2001:
--------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                             $  127,110   $   37,304     $  3,982    $        --      $  168,396
 Restricted cash                                               --        2,922           --             --           2,922
 Accounts receivable, net (including intercompany)             --      462,882       24,648         (9,453)        478,077
 Inventories                                                   --      144,833        4,301             --         149,134
 Other current  assets                                        944      126,049        2,072             --         129,065
                                                       ----------   ----------     --------    -----------      ----------
           Total current assets                           128,054      773,990       35,003         (9,453)        927,594
                                                       ----------   ----------     --------    -----------      ----------
 Properties and equipment, net                              3,192      139,130       12,751             --         155,073
 Goodwill, net                                                 --    1,060,523       63,277             --       1,123,800
 Other noncurrent assets                                   30,023       53,317          469             --          83,809
 Investment in subsidiaries                             1,754,149           --           --     (1,754,149)             --
                                                       ----------   ----------     --------    -----------      ----------
           Total assets                                $1,915,418   $2,026,960     $111,500    $(1,763,602)     $2,290,276
==========================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)          $   14,797   $  246,338     $ 17,591    $    (9,453)     $  269,273
 Long-term debt                                            30,000          609           60             --          30,669
 5.0% convertible subordinated debentures, due 2007       345,000           --           --             --         345,000
 8.125% senior subordinated notes, due 2011               375,000           --           --             --         375,000
 Other noncurrent liabilities                                 838      119,227          486             --         120,551
 Stockholders' equity                                   1,149,783    1,660,786       93,363     (1,754,149)      1,149,783
                                                       ----------   ----------     --------    -----------      ----------
           Total liabilities and stockholders' equity  $1,915,418   $2,026,960     $111,500    $(1,763,602)     $2,290,276
==========================================================================================================================



                    Condensed Consolidating Statements of Cash Flows
(in thousands)
                                                                               Three Months Ended March 31,
                                                                   -----------------------------------------------------------
                                                                                 Guarantor      Non-Guarantor  Omnicare, Inc.
2002:                                                              Parent       Subsidiaries    Subsidiaries  and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Provision for doubtful accounts                                    $      --     $   5,764       $   794        $   6,558
Other                                                                 (1,020)       12,571         4,789           16,340
                                                                   ---------     ---------       -------        ---------
                    Net cash flows from operating activities          (1,020)       18,335         5,583           22,898
                                                                   ---------     ---------       -------        ---------

Cash flows from investing activities:
Acquisition of businesses                                                 --      (103,856)       (1,173)        (105,029)
Capital expenditures                                                      --        (4,803)         (172)          (4,975)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                               --        (3,420)           --           (3,420)
Other                                                                     --            45            --               45
                                                                   ---------     ---------       -------        ---------
                    Net cash flows from investing activities              --      (112,034)       (1,345)        (113,379)
                                                                   ---------     ---------       -------        ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                               90,000            --            --           90,000
Payments on line of credit facilities                                (20,000)           --            --          (20,000)
Other                                                                (97,432)       93,098            --           (4,334)
                                                                   ---------     ---------       -------        ---------
                    Net cash flows from financing activities         (27,432)       93,098            --           65,666
                                                                   ---------     ---------       -------        ---------

Effect of exchange rate changes on cash                                   --            --           538              538
                                                                   ---------     ---------       -------        ---------

Net increase (decrease) in cash and cash equivalents                 (28,452)         (601)        4,776          (24,277)
Cash and cash equivalents at beginning of period - unrestricted      127,110        37,304         3,982          168,396
                                                                   ---------     ---------       -------        ---------
Cash and cash equivalents at end of period - unrestricted          $  98,658     $  36,703       $ 8,758        $ 144,119
==============================================================================================================================

2001:
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Provision for doubtful accounts                                    $      --     $   6,805       $   414        $   7,219
Other                                                                (18,478)       45,525        (2,158)          24,889
                                                                   ---------     ---------       -------        ---------
                    Net cash flows from operating activities         (18,478)       52,330        (1,744)          32,108
                                                                   ---------     ---------       -------        ---------

Cash flows from investing activities:
Acquisition of businesses                                                 --        (5,154)           --           (5,154)
Capital expenditures                                                      --        (4,011)         (595)          (4,606)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                               --        (4,096)           --           (4,096)
Other                                                                     --             9           277              286
                                                                   ---------     ---------       -------        ---------
                    Net cash flows from investing activities              --       (13,252)         (318)         (13,570)
                                                                   ---------     ---------       -------        ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                               70,000            --            --           70,000
Proceeds from long-term borrowings                                   374,930            --            70          375,000
Payments on line of credit facilities                               (445,000)           --            --         (445,000)
Fees paid for financing arrangements                                 (14,314)           --            --          (14,314)
Other                                                                 61,431       (66,319)        4,419             (469)
                                                                   ---------     ---------       -------        ---------
                    Net cash flows from financing activities          47,047       (66,319)        4,489          (14,783)
                                                                   ---------     ---------       -------        ---------
Effect of exchange rate changes on cash                                   --            --           (96)             (96)
                                                                   ---------     ---------       -------        ---------

Net increase (decrease) in cash and cash equivalents                  28,569       (27,241)        2,331            3,659
Cash and cash equivalents at beginning of period - unrestricted       48,663        59,274         3,670          111,607
                                                                   ---------     ---------       -------        ---------
Cash and cash equivalents at end of period - unrestricted          $  77,232     $  32,033       $ 6,001        $ 115,266
==============================================================================================================================


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

Results of Operations
Quarter Ended March 31, 2002 vs. 2001

Consolidated

         Diluted earnings per share for the three months ended March 31, 2002 were $0.30 versus $0.19 earned in the same prior year period, including the impact of restructuring charges in the 2002 period and other expense in the 2001 period, as discussed below. Net income, on this basis, for the 2002 first quarter was $28.8 million versus $18.0 million earned in the comparable 2001 period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $71.5 million for the three months ended March 31, 2002 as compared with EBITDA of $60.7 million in the same period of 2001. Sales for the three months ended March 31, 2002 rose to $638.3 million from the $529.4 million recorded in the comparable prior year period.

         Effective January 1, 2002, in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), Omnicare adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets," eliminating the amortization of goodwill related to acquisitions. Accordingly, no goodwill amortization was recorded during the first quarter of 2002. In the first quarter of 2001, this accounting standard would have had the effect of adding approximately $5.1 million aftertax ($0.05 per diluted share) to net income.

         In addition, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which requires that, in cases where a company acts as a principal, reimbursements received for "out-of-pocket" expenses incurred be characterized as revenue and the associated costs be included as expenses in the company's income statement. As a result of this accounting pronouncement, which affects only the contract research organization ("CRO") business, CRO revenues and direct costs may fluctuate significantly based on the timing of when reimbursable expenses are incurred. EITF No. 01-14 had the effect of increasing both sales and cost of sales by $6.3 million in the 2002 period and $5.8 million in the 2001 period. Accordingly, it had no impact on operating or net income.

         Included in the 2002 and 2001 first quarters were charges of $4.8 million and $1.8 million pretax ($3.0 million and $1.1 million aftertax, or $0.03 and $0.01 per diluted share, respectively) related to the second phase of a productivity and consolidation initiative (the "Phase II Program"), and other expense, respectively. The restructuring programs are further discussed at the "Restructuring Charges" section below.

         Diluted earnings per share for the first quarter of 2002 were $0.34, excluding the impact of restructuring charges associated with the Phase II Program, as compared with $0.26 earned in the prior year quarter, excluding goodwill amortization and other expense as previously discussed above. Net income, on that basis, was $31.8 million for the 2002 first quarter versus the $24.2 million earned in the comparable 2001 quarter. EBITDA, on the same basis, totaled $76.3 million for the three months ended March 31, 2002 as compared with $62.5 million in the first quarter of 2001.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $596.3 million for the first quarter of 2002 as compared with $495.4 million recorded in the same prior year period, representing an increase of $100.9 million. Operating income in this segment reached $68.2 million, representing an increase of $19.0 million above the prior year quarter amount of $49.2 million (excluding restructuring charges and other expense from the 2002 and 2001 periods, respectively). Owing to the acquisition of American Pharmaceutical Services ("APS") as discussed below, and the efforts of the Company's National Sales & Marketing Group and pharmacy staff in developing new contracts, net of the elimination of certain high credit risk or uneconomic accounts, the number of residents served at March 31, 2002 increased to approximately 729,500 from 645,100 one year earlier. Additionally, the continued implementation of the Company's clinical programs along with the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, as well as the acquisition of APS, served to increase pharmacy sales. The increase in sales in relation to a lower operating cost structure brought about largely by the previously disclosed Phase II Program, in addition to the exclusion of goodwill amortization which was $7.9 million in the comparable prior year quarter, produced increased operating margins in the Pharmacy Services segment. These factors, along with a gradually improving operating environment in the skilled nursing facility market, due in part to higher reimbursements under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, favorably impacted the performance of the Pharmacy Services segment during the quarter.

         In January, 2002, Omnicare announced the completion of the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"). The acquisition included cash consideration at closing of $93.1 million (which is subject to adjustment based on the closing balance sheet review). Up to an additional $18.0 million in deferred payments may become payable, contingent upon future performance. The Company has completed its initial purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

         At the time of the acquisition, APS provided professional pharmacy and related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. From the acquisition, Omnicare expects to achieve certain economies of scale and cost synergies. The net assets and operating results of APS have been included in the Company's financial statements beginning in the first quarter of 2002. Based upon historical financial information, during the full 2002 fiscal year the acquired APS assets are expected to generate approximately $240.0 million in incremental revenues.

CRO Services Segment

         Omnicare's Clinical Research ("CRO Services") segment recorded revenues of $42.0 million during the first quarter of 2002 as compared to $34.0 million recorded in the same prior year period, representing an increase of $8.0 million. In accordance with EITF No. 01-14, the Company included $6.3 million and $5.8 million in its CRO Services segment reported revenue and direct cost amounts for the three months ended March 31, 2002 and 2001, respectively. Furthermore, operating income in this segment for the first quarter of 2002 was $4.9 million, an increase of $2.9 million in comparison to the same prior year quarter operating income of $2.0 million (excluding restructuring charges from the 2002 period). The improvements in revenue, owing to strong business gains in prior quarters and the recovery of the overall drug research market, coupled with efforts made to integrate and streamline the organization, and the exclusion of goodwill amortization which was $0.3 million in the comparable prior year quarter, produced these substantial increases in profitability. Backlog at March 31, 2002 was $197.0 million, representing a decrease of approximately 8% from the prior year due to projects moving out of backlog at a more rapid pace in the first quarter of 2002, and an increase of $1.5 million from December 31, 2001 backlog.

Consolidated

         The Company's consolidated gross profit increased $23.9 million from the prior year to $164.2 million. Gross profit as a percentage of total net sales decreased to 25.7% in the first quarter of 2002 from 26.5% in 2001 (26.0% and 26.8%, respectively, excluding the previously disclosed impact of EITF No. 01-14). Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the reduced cost structure brought about by the previously disclosed Phase II Program. These favorable factors were more than offset by the initial impact of the lower-margin APS business, the adoption of EITF No. 01-14, and the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins.

         Omnicare's selling, general and administrative ("operating") expenses for the quarter ended March 31, 2002 of $99.6 million were higher than the comparable prior year amount of $87.8 million (excluding goodwill amortization of $8.2 million pretax, or $5.1 million aftertax), by $11.8 million, due to the overall growth of the business. However, operating expenses as a percentage of total net sales totaled 15.6% in the 2002 first quarter, representing a decline from the 16.6% experienced in the comparable prior year period, excluding goodwill amortization (15.8% and 16.8%, respectively, excluding the previously disclosed impact of EITF No. 01-14). This decline is primarily due to improved leveraging of fixed and variable overhead costs over a higher sales base in the 2002 first quarter, and the year-over-year favorable impact of the Phase II Program.

         In connection with the Phase II Program discussed at the "Restructuring Charges" section below, the Company recorded pretax restructuring charges of $4.8 million ($3.0 million aftertax, or $0.03 per diluted share) in the three months ended March 31, 2002, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets, fees and facility exit costs.

         Included in the first quarter 2001 results is an other expense item totaling $1.8 million pretax ($1.1 million aftertax, or $0.01 per diluted share). The $1.8 million one-time charge represents a repayment to the Medicare Part B program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration for review and determination of the amount of overpayment.

         Investment income for the three months ended March 31, 2002 was $0.8 million, an improvement of $0.3 million over the same period of 2001. Larger average invested cash balances in the first quarter of 2002 versus the comparable prior year period was the primary driver of the year-to-year increase in investment income.

          Interest expense for the three months ended March 31, 2002 of $14.2 million was relatively consistent with the comparable prior year quarter.

         The effective tax rate was 38.0% in the first quarter of 2002, consistent with the comparable prior year quarter rate. The effective tax rates in the 2002 and 2001 first quarters are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Charges

         In 2001, the Company announced the Phase II Program, which is intended to further streamline operations, increase efficiency and enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program includes the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also includes a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Company expects the Phase II Program measures to lead to a net reduction of approximately 460 employees, or about 5% of its total workforce, across both the Pharmacy Services and CRO Services segments.

         In connection with the Phase II Program, the Company expensed $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) during the 2001 year. Further, approximately $4.8 million ($3.0 million aftertax, or $0.03 per diluted share) was recorded in the first quarter ended March 31, 2002. The remaining costs will be taken over the following two quarters when the amounts are required to be recognized in accordance with generally accepted accounting principles. The restructuring charges include severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

         Details of the pretax restructuring charges recorded in 2001 and the first quarter of 2002 relating to the Phase II Program follow (in thousands):

                                          2001     Utilized   Balance at      2002     Utilized    Balance at
                                       Provision/   during   December 31,  Provision/   during      March 31,
                                         Accrual     2001       2001        Accrual      2002         2002
                                       ----------  --------  ------------  ----------  --------  --------------
Restructuring charges:
   Employee severance                     $ 4,256  $ (2,614)       $1,642      $  315   $  (163)       $ 1,794
   Employment agreement buy-outs            2,086    (1,578)          508           -      (136)           372
   Lease terminations                       2,711    (2,105)          606       1,431      (524)         1,513
   Other assets, fees
      and facility exit costs               9,291    (6,264)        3,027       3,051    (1,974)         4,104
                                         --------  --------        ------      ------   -------        -------
        Total restructuring charges       $18,344  $(12,561)       $5,783      $4,797   $(2,797)        $7,783
                                         ========  ========        ======      ======   =======        =======


         As of March 31, 2002, the Company had incurred approximately $4.5 million of severance and other employee-related costs relating to the reduction of approximately 230 employees. The remaining liabilities recorded at March 31, 2002 are primarily related to activities that the Company anticipates will be finalized within the next year, and which are classified as current liabilities.

         In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $1.5 million at December 31, 2001, of which $0.3 million was utilized in the first quarter of 2002. The remaining liabilities at March 31, 2002 of $1.2 million represent amounts not yet paid relating to actions taken in connection with the Phase I Program (largely comprised of remaining lease payments), and will be adjusted as these matters are settled.

Liquidity and Capital Resources

         Cash and cash equivalents at March 31, 2002 were $150.5 million compared with $171.3 million at December 31, 2001 (including restricted cash amounts of $6.3 million and $2.9 million, respectively). The Company generated positive net cash flows from operating activities of $22.9 million (including the impact of purchasing pharmaceuticals in advance of price increases, or "prebuys," of $37.2 million) during the three months ended March 31, 2002. These funds, and borrowings of $90 million under the Company's line of credit facility, were used primarily for acquisition-related payments (including amounts payable pursuant to acquisition agreements relating to pre-2002 acquisitions), debt repayment, capital expenditures and dividends.

           Net cash used in investing activities was $113.4 million and $13.6 million for the three months ended March 31, 2002 and 2001, respectively. The Company's capital requirements are primarily related to its acquisition program, as well as capital expenditures, including those related to investments in the Company's information technology systems. There are no material commitments and contingencies outstanding at March 31, 2002, other than certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions (including up to an additional $18.0 million relating to APS, contingent upon performance).

         Net cash flows provided by financing activities totaled $65.7 million for the 2002 first quarter compared to a net use of $14.8 million for the 2001 first quarter. On March 20, 2001, the Company completed the offering of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"), issued at par through a private placement. On October 24, 2001, the Company's offer to exchange the originally issued Senior Notes for Senior Notes which have been registered under the Securities Act of 1933 expired with all Senior Notes having been exchanged. Concurrent with the original issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new credit facility of $70.0 million were used to repay outstanding indebtedness in connection with terminating the Company's then existing facilities. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that allowed it to increase the size of the Revolving Credit Facility to $500.0 million. As of March 31, 2002, the Revolving Credit Facility bears an interest rate of LIBOR plus 1.375%, incurs commitment fees on the unused portion at a rate of 0.375% and has no utilization fee.

         The Company's current ratio of 3.3 to 1.0 at March 31, 2002 is relatively consistent with the 3.4 to 1.0 in existence at December 31, 2001.

         On February 6, 2002, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share in 2002. Dividends of $2.1 million paid during the three months ended March 31, 2002 were relatively consistent with those paid in the comparable prior year period.

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

Recently Issued Accounting Pronouncements

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"). All accounting and disclosure relevant to this authoritative guidance has been incorporated into this Quarterly Report on Form 10-Q.

         SFAS 141 and SFAS 144 did not have a significant impact on the Company's consolidated financial position, results of operations and cash flows.

         The adoption of SFAS 142 did not require the Company to record any adjustment to the carrying value of goodwill, but will affect the Company's results of operations in future years due to the requirement to cease amortization of goodwill as further described in Note 7 of the

2002 first quarter consolidated financial statements. The Company will continue to review goodwill on an annual basis for impairment in accordance with SFAS 142.

         EITF No. 01-14 requires reimbursements received for "out-of-pocket" expenses to be classified in the income statement as revenue, with the actual expenses classified in the appropriate cost caption. Prior to adoption, the Company's CRO segment classified the net amount of reimbursed "out-of-pocket" expenses for its clinical study activities as a component of net revenues. With the adoption of EITF No. 01-14, the Company has recorded these amounts gross and reclassified prior periods presented to conform with the current year presentation. The adoption in the first quarter had no impact on the Company's consolidated financial position, results of operations and cash flows. However, the adoption of EITF No. 01-14 did impact the CRO segment's revenues, costs and operating profit as a percentage of revenues.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. Management does not expect the standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

         In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's business outlook or position or future economic performance; the impact of the acquisition of APS; internal growth resulting from the development of new contracts; the impact of clinical programs; the impact of penetration of new drugs; the impact of the productivity and consolidation programs; the operating environment for skilled nursing facilities; the impact of higher reimbursement; the impact of prior period business gains on current quarter CRO performance; the operating environment in the CRO industry; the impact of the integration and streamlining of the CRO organization; purchasing leverage; the formulary compliance program; the leveraging of costs; expectations concerning pharmaceutical price increases and the impact of pre-buys on costs; the adequacy and availability of Omnicare's sources of liquidity and capital; the availability of external sources of financing; and the impact of new accounting rules and standards including SFAS 141, SFAS 142, SFAS 144, SFAS 145 and EITF No. 01-14. Such forward-looking statements involve actual known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions; trends for the continued growth of the businesses of Omnicare; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; delays in reimbursement by the government and other payors to customers and to Omnicare; the overall financial condition of Omnicare's customers; Omnicare's ability to assess and react to the financial condition of customers; the impact of seasonality on the business of Omnicare; the continued successful integration of the CRO business and acquired companies, including APS, and the ability to realize anticipated economies of scale and cost synergies; the impact and pace of pharmaceutical price increases; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and in the interpretation and application of such policies; government budgetary pressures and shifting priorities; the outcome of litigation; the ability of vendors to provide needed products and services; the failure of Omnicare to obtain or maintain required regulatory approvals or licenses; loss or delay of CRO contracts for regulatory or other reasons; the ability of CRO projects to produce revenues in future periods; the ability to attract and retain needed management; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; the continued availability of suitable acquisition candidates; changes in tax law and regulation; volatility in Omnicare's stock price; access to capital and financing; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; and changes in accounting rules and standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at March 31, 2002 include $100.0 million outstanding under its three-year, $500.0 million variable-rate Revolving Credit Facility at an interest rate of LIBOR plus 1.375%, or 3.3% at March 31, 2002 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $1.0 million per year); $345.0 million outstanding under its 5.0% fixed rate convertible debentures, due 2007 (the "Convertible Debentures"); and $375.0 million outstanding under its 8.125% fixed rate Senior Notes, due 2011. At March 31, 2002, the fair value of Omnicare's Revolving Credit Facility approximates its carrying value, and the fair value of the Convertible Debentures and Senior Notes is approximately $327.3 million and approximately $394.7 million, respectively.

         The Company has operations and revenue that occur outside of the United States ("U.S.") and transactions that are settled in currencies other than the U.S. dollar, exposing it to market risk related to changes in foreign currency exchange rates. However, the substantial portion of the Company's operations and revenues and the substantial portion of the Company's cash settlements are exchanged in U.S. dollars. Therefore, changes in foreign currency exchange rates do not represent a substantial market risk exposure to the Company.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits


            Exhibit
            Number                  Exhibit
            ------                  -------
            11          Computation of Earnings Per Common Share


        (b) Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Omnicare, Inc.
                                         --------------
                                         Registrant


Date: May 14, 2002                       By:  /s/ David W. Froesel, Jr.
      ---------------                         ------------------------------
                                                  David W. Froesel, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)