Form 10-K/A
period 2001-12-31
OMNICARE INC
filed 2002-08-13
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                           Commission File No. 1-8269


                                 Omnicare, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                                 1-8269                               31-1001351
     (State or other jurisdiction                     (Commission                           (IRS Employer
           of incorporation)                         File Number)                        Identification No.)


              100 East RiverCenter Boulevard                   41011
                        Suite 1600                           (Zip Code)
                    Covington, Kentucky
         (Address of principal executive offices)


Registrant's telephone number, including area code:   (859) 392-3300

Securities registered pursuant to Section 12(b) of the Act:

                                                                               Name of Each Exchange
                     Title of Each Class                                        on which Registered
                     --------------------                                    -------------------------
                Common Stock ($1.00 Par Value)                                New York Stock Exchange
        Preferred Share Purchase Rights (No Par Value)                        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                                 AMENDMENT NO. 1

This Amendment No. 1 on Form 10-K/A amends Item 13 of the Annual Report on Form 10-K for the year ended December 31, 2001 of Omnicare, Inc. (the "Company") filed on March 28, 2002 (the "Original Form 10-K"). Item 13 of the Original Form 10-K is hereby amended to add the following supplemental information.

Item 13. Certain Relationships and Related Transactions

Sandra E. Laney is a director of the Company and a member of the Company's Audit Committee. Ms. Laney's spouse, D. Michael Laney, is Vice President - Management Information Systems of the Company. For services rendered in 2001, the Company paid Mr. Laney $177,480 as salary and $25,560 in bonus and, under the Company's stock award program, awarded him 11,426 shares of restricted common stock with a dollar value of $242,003, which shares vest over seven years with the greater portion vesting in the later years. Mr. Laney receives dividends on the awarded restricted shares. In addition, in 2001, the Company granted Mr. Laney options to purchase 27,992 shares of common stock of the Company at an average option price of $19.88 per share under the Company's 1998 Long-Term Employee Incentive Plan. The options are for a term of 10 years and become exercisable ratably over four years. In 2001, Mr. Laney acquired 10,940 shares of Company common stock upon the exercise of stock options, resulting in value realized of $88,502 to Mr. Laney. Mr. Laney is also a participant in the Company's 401(k) Plan and, as such, was credited a Company contribution of 132 shares of Company stock with a dollar value of $3,046 for 2001. Mr. Laney participates in the Company's split dollar insurance program. For 2001, the present value of future benefits derived from premium payments made by the Company for the benefit of Mr. Laney under the split dollar program, which provides for refund of premiums to the Company upon termination of the policy, was $4,848. The Company paid life insurance premiums of $609 for Mr. Laney in 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMNICARE, INC.


                    By: /s/ David W. Froesel, Jr.
                        --------------------------------------
                        Name:  David W. Froesel, Jr.
                        Title: Senior Vice President and Chief Financial Officer

August 13, 2002