Form 10-Q
period 2002-06-30
OMNICARE INC
filed 2002-08-14
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                         For Quarter Ended June 30, 2002
                          Commission File Number 1-8269



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

Yes    x         No
    ---------       ------

COMMON STOCK OUTSTANDING
------------------------
                                    Number of
                                      Shares                        Date
                                      ------                        ----
Common Stock, $1 par value          94,220,115                  June 30, 2002

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES



                                      INDEX


                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION:
------------------------------

         ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Statements of Income -
                                    Three and six months ended -
                                    June 30, 2002 and 2001                                       3

                           Consolidated Balance Sheets -
                                    June 30, 2002 and December 31, 2001                          4

                           Consolidated Statements of Cash Flows -
                                    Six months ended -
                                    June 30, 2002 and 2001                                       5

                           Notes to Consolidated Financial Statements                            6

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION                        18

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK                                                    29


PART II. OTHER INFORMATION:
--------------------------

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS                                                     30

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                     31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except per share data)
                                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                            ---------------------------   ---------------------------
                                                               2002           2001           2002            2001
                                                             --------       --------      ----------       ---------

Sales                                                        $647,101       $530,065      $1,279,116      $1,053,710
Reimbursable out-of-pockets                                     7,054          6,427          13,353          12,190
                                                             --------       --------      ----------      ----------
     Total net sales                                          654,155        536,492       1,292,469       1,065,900
                                                             --------       --------      ----------      ----------
Cost of sales                                                 476,171        388,002         943,982         771,383
Reimbursed out-of-pocket expenses                               7,054          6,427          13,353          12,190
                                                             --------       --------      ----------      ----------
     Total direct costs                                       483,225        394,429         957,335         783,573
                                                             --------       --------      ----------      ----------
Gross profit                                                  170,930        142,063         335,134         282,327
Selling, general and administrative expenses                  102,501         85,755         202,119         173,509
Goodwill amortization (Note 7)                                      -          8,335               -          16,497
Restructuring charges (Note 4)                                  7,302              -          12,099               -
Other expense (Note 5)                                              -          3,000               -           4,817
                                                             --------       --------      ----------      ----------
Operating income                                               61,127         44,973         120,916          87,504
Investment income                                                 667            748           1,465           1,222
Interest expense                                              (14,475)       (14,415)        (28,651)        (28,324)
                                                             --------       --------      ----------      ----------
Income before income taxes                                     47,319         31,306          93,730          60,402
Income taxes                                                   17,961         11,910          35,596          22,962
                                                             --------       --------      ----------      ----------
Net income                                                   $ 29,358       $ 19,396      $   58,134      $   37,440
                                                             ========       ========      ==========      ==========
Earnings per share:
     Basic                                                   $   0.31       $   0.21      $     0.62      $     0.40
                                                             ========       ========      ==========      ==========
     Diluted                                                 $   0.31       $   0.21      $     0.61      $     0.40
                                                             ========       ========      ==========      ==========
Weighted average number of common shares outstanding:
     Basic                                                     94,175         93,198          94,070          92,812
                                                             ========       ========      ==========      ==========
     Diluted                                                   95,292         94,042          94,984          93,692
                                                             ========       ========      ==========      ==========
Comprehensive income                                         $ 30,977       $ 18,758        $ 59,980      $   36,925
                                                             ========       ========      ==========      ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands,  except share data)

                                                                        June 30,       December 31,
                                                                          2002             2001
                                                                      -------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                           $  178,239       $  168,396
   Restricted cash                                                          6,305            2,922
   Accounts receivable, less allowances
     of $67,299 (2001-$45,573)                                            518,016          478,077
   Unbilled  receivables                                                   35,968           23,621
   Inventories                                                            146,902          149,134
   Deferred income tax benefits                                            27,677           28,147
   Other current assets                                                    81,265           77,297
                                                                       ----------       ----------
     Total current assets                                                 994,372          927,594

Properties and equipment, at cost less accumulated
   depreciation of $172,785 (2001-$160,164)                               154,994          155,073
Goodwill                                                                1,176,181        1,123,800
Other noncurrent assets                                                    91,115           83,809
                                                                       ----------       ----------
     Total assets                                                      $2,416,662       $2,290,276
                                                                       ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $  145,446       $  140,327
   Current debt                                                               369              393
   Accrued employee compensation                                           23,762           25,015
   Deferred revenue                                                        25,840           39,338
   Income taxes payable                                                    11,770            9,256
   Other current liabilities                                               77,467           54,944
                                                                       ----------       ----------
     Total current liabilities                                            284,654          269,273

Long-term debt                                                             80,384           30,669
5.0% convertible subordinated debentures, due 2007                        345,000          345,000
8.125% senior subordinated notes, due 2011                                375,000          375,000
Deferred income tax liabilities                                            82,857           81,495
Other noncurrent liabilities                                               44,138           39,056
                                                                       ----------       ----------
     Total liabilities                                                  1,212,033        1,140,493
                                                                       ----------       ----------

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
     none issued and outstanding                                               --               --
   Common stock, $1 par value, 200,000,000 shares authorized,
     95,330,500 shares issued and outstanding (2001-94,671,800
     shares issued and outstanding)                                        95,331           94,672
   Paid-in capital                                                        732,379          722,701
   Retained earnings                                                      435,060          381,441
                                                                       ----------       ----------
                                                                        1,262,770        1,198,814

   Treasury stock, at cost-1,110,400 shares (2001-986,600 shares)         (22,869)         (19,824)
   Deferred compensation                                                  (32,184)         (24,273)
   Accumulated other comprehensive income                                  (3,088)          (4,934)
                                                                       ----------       ----------
     Total stockholders' equity                                         1,204,629        1,149,783
                                                                       ----------       ----------
     Total liabilities and stockholders' equity                        $2,416,662       $2,290,276
                                                                       ==========       ==========

The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED
(In thousands)


                                                                            Six Months Ended June 30,
                                                                           ----------------------------
                                                                               2002          2001
                                                                           ------------- -------------
Cash flows from operating activities:
Net income                                                                    $  58,134      $ 37,440
Adjustments to reconcile net income to net cash
     flows from operating activities:
         Depreciation                                                            16,510        16,322
         Amortization                                                             6,492        20,092
         Provision for doubtful accounts                                         14,176        13,841
         Deferred tax  provision                                                  4,375        22,101
         Non-cash portion of restructuring charges                                5,633             -
Changes in assets and liabilities, net of effects
     from acquisition of businesses:
         Accounts receivable and unbilled receivables                           (33,913)      (15,131)
         Inventories                                                             14,744        (4,668)
         Current and noncurrent assets                                          (11,524)       (7,080)
         Accounts payable                                                         3,422        (1,927)
         Accrued employee compensation                                             (269)       (6,294)
         Deferred revenue                                                       (13,498)       (7,234)
         Current and noncurrent liabilities                                      19,019       (13,406)
                                                                              ---------     ---------
                      Net cash flows from operating activities                   83,301        54,056
                                                                              ---------     ---------

Cash flows from investing activities:
     Acquisition of businesses                                                 (107,794)       (5,993)
     Capital expenditures                                                        (8,827)      (11,402)
     Transfer of cash to trusts for employee health and
         severance costs, net of payments out of the trust                       (3,383)       (4,017)
     Other                                                                          253           293
                                                                              ---------     ---------
                      Net cash flows from investing activities                 (119,751)      (21,119)
                                                                              ---------     ---------

Cash flows from financing activities:
     Borrowings on line of credit facilities                                     90,000        70,000
     Proceeds from long-term borrowings                                               -       375,000
     Payments on line of credit facilities                                      (40,000)     (455,000)
     Principal payments on long-term obligations                                   (244)       (1,429)
     Fees paid for financing arrangements                                             -       (14,418)
     (Payments for) proceeds from stock awards and exercise of
         stock options, net of stock tendered in payment                           (763)        3,587
     Dividends paid                                                              (4,237)       (4,181)
     Other                                                                           72             -
                                                                              ---------     ---------
                      Net cash flows from financing activities                   44,828       (26,441)
                                                                              ---------     ---------

Effect of exchange rate changes on cash                                           1,465          (400)
                                                                              ---------     ---------
Net increase in cash and cash equivalents                                         9,843         6,096
Cash and cash equivalents at beginning of period - unrestricted                 168,396       111,607
                                                                              ---------     ---------

Cash and cash equivalents at end of period - unrestricted                     $ 178,239     $ 117,703
                                                                              =========     =========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED


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

2.       Recently Issued Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

         The FASB has issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

3.       Segment Information

         Based on the "management approach," as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 45 states in the United States of America ("USA"). The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 28 countries around the world, including the USA.

         The table below presents information about the reportable segments as of and for the three and six months ended June 30, 2002 and 2001 and should be read in connection with the paragraph that follows (in thousands):


                                                                     Three Months Ended June 30,
                                                      ----------------------------------------------------------
                                                                                      Corporate
                                                         Pharmacy         CRO             and       Consolidated
2002:                                                    Services       Services     Consolidating      Totals
---------------------------------------------------------------------------------------------------------------

Net sales                                              $  610,412       $ 43,743       $   --       $  654,155
Depreciation and amortization                               9,948            592            771         11,311
Operating income (expense), excluding restructuring
  charges                                                  71,614          5,273         (8,458)        68,429
Restructuring charges                                      (2,732)        (4,570)          --           (7,302)
Operating income (expense)                                 68,882            703         (8,458)        61,127
Total assets                                            2,063,608        143,398        209,656      2,416,662
Capital expenditures                                        3,358            164            330          3,852
---------------------------------------------------------------------------------------------------------------


2001:
---------------------------------------------------------------------------------------------------------------
Net sales                                              $  498,178       $ 38,314       $   --       $  536,492
Depreciation and amortization                              16,966            920            392         18,278
Operating income (expense), excluding other expense        52,305          2,801         (7,133)        47,973
Other expense                                              (3,000)          --             --           (3,000)
Operating income (expense)                                 49,305          2,801         (7,133)        44,973
Total assets                                            1,961,808        115,296        142,456      2,219,560
Capital expenditures                                        6,205            297            294          6,796
---------------------------------------------------------------------------------------------------------------


                                                                      Six Months Ended June 30,
                                                      ----------------------------------------------------------
                                                                                      Corporate
                                                         Pharmacy         CRO             and       Consolidated
2002:                                                    Services       Services     Consolidating      Totals
---------------------------------------------------------------------------------------------------------------

Net sales                                              $1,206,677       $ 85,792       $   --       $1,292,469
Depreciation and amortization                              20,383          1,210          1,409         23,002
Operating income (expense), excluding restructuring
  charges                                                 139,819         10,188        (16,992)       133,015
Restructuring charges                                      (3,858)        (8,241)          --          (12,099)
Operating income (expense)                                135,961          1,947        (16,992)       120,916
Total assets                                            2,063,608        143,398        209,656      2,416,662
Capital expenditures                                        7,810            314            703          8,827
---------------------------------------------------------------------------------------------------------------


2001:
---------------------------------------------------------------------------------------------------------------

Net sales                                              $  993,579       $ 72,321       $   --       $1,065,900
Depreciation and amortization                              33,590          2,057            767         36,414
Operating income (expense), excluding other expense       101,527          4,813        (14,019)        92,321
Other expense                                              (4,817)          --             --           (4,817)
Operating income (expense)                                 96,710          4,813        (14,019)        87,504
Total assets                                            1,961,808        115,296        142,456      2,219,560
Capital expenditures                                       10,515            374            513         11,402
---------------------------------------------------------------------------------------------------------------


         In accordance with EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," the Company included in its reported CRO segment net sales amounts of $7.1 million and $13.4 million pretax for the three and six months ended June 30, 2002, respectively ($6.4 million and $12.2 million pretax for the comparable prior year periods ended June 30, 2001, respectively).

         In accordance with Omnicare's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company discontinued amortization of goodwill as of January 1, 2002. Accordingly, no goodwill amortization was recorded during the three and six months ended June 30, 2002. Pretax goodwill amortization for the three and six months ended June 30, 2001 totaled $8.0 million and $15.9 million, respectively, for the Pharmacy Services segment, and $0.3 million and $0.6 million, respectively, for the CRO Services segment.

4.       Restructuring Charges

         In 2001, the Company announced the implementation of a second phase (the "Phase II Program") of its previously disclosed productivity and consolidation initiative. The Phase II Program is intended to further streamline operations, increase efficiency and enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program includes the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also includes a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Company expects the Phase II Program to encompass a net reduction of approximately 460 employees, or about 5% of its total workforce, across both the Pharmacy Services and CRO Services segments.

         In connection with the Phase II Program, the Company expensed $ 18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) during the 2001 year. Further, approximately $7.3 million and $12.1 million ($4.5 million and $7.5 million aftertax, or $0.05 and $0.08 per diluted share, respectively) were recorded during the three and six months ended June 30, 2002, respectively. The remaining costs will be taken over the remainder of the program when the amounts are required to be recognized in accordance with generally accepted accounting principles. The restructuring charges include severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

         Details of the pretax restructuring charges recorded in 2001 and the six months ended June 30, 2002 relating to the Phase II Program follow (in thousands):



                                        2001       Utilized     Balance at      2002        Utilized    Balance at
                                      Provision/    during     December 31,   Provision/     during      June 30,
                                       Accrual       2001         2001         Accrual        2002         2002
                                      -------     --------        ------      -------      -------       -------

Restructuring charges:
  Employee severance                  $ 4,256     $ (2,614)       $1,642      $   628      $  (723)      $ 1,547
  Employment agreement buy-outs         2,086       (1,578)          508         --           (161)          347
  Lease terminations                    2,711       (2,105)          606        2,819       (1,088)        2,337
  Other assets, fees
   and facility exit costs              9,291       (6,264)        3,027        8,652       (4,473)        7,206
                                      -------     --------        ------      -------      -------       -------
     Total restructuring charges      $18,344     $(12,561)       $5,783      $12,099      $(6,445)      $11,437
                                      =======     ========        ======      =======      =======       =======


         As of June 30, 2002, the Company had paid approximately $5.1 million of severance and other employee-related costs relating to the reduction of approximately 370 employees. The remaining liabilities recorded at June 30, 2002 are primarily related to activities that the Company anticipates will be finalized within the next year, and which are classified as current liabilities.

         In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $1.5 million at December 31, 2001, of which $0.5 million was utilized in the six months ended June 30, 2002. The remaining liabilities at June 30, 2002 of $1.0 million represent amounts not yet paid relating to actions taken in connection with the Phase I Program (largely comprised of remaining lease payments), and will be adjusted as these matters are settled.

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

6.       Acquisitions

         In January 2002, Omnicare announced the completion of the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"). The acquisition included cash consideration at closing of $93.1 million (which is subject to adjustment based on the closing balance sheet review). Up to an additional $18.0 million in deferred payments may become payable, contingent upon future performance. The Company has completed its initial purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

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

         Unaudited pro forma combined results of operations of the Company and APS for the three and six months ended June 30, 2001 are presented below. Such pro forma presentation has been prepared assuming that the APS acquisition had been made as of January 1, 2001. Pro forma information is not presented for the three and six months ended June 30, 2002 as the results of APS are included in those of the Company from the closing date of January 7, 2002, and the difference from the beginning of the period would not be significant.

         The unaudited pro forma combined financial information follows (in thousands, except per share data):



                                   Three Months Ended  Six Months Ended
                                      June 30, 2001    June 30, 2001
                                      -------------    -------------
             Net sales                  $603,767        $1,199,132
             Net income                 $ 19,387        $   37,002
             Earnings per Share:
                      Basic             $   0.21        $     0.40
                      Diluted           $   0.21        $     0.39

         In connection with the purchase of APS, the Company acquired amortizable intangible assets comprised of non-compete agreements and customer relationship assets totaling $1.3 million and $3.1 million, respectively. Amortization periods for the non-compete agreements and customer relationship assets are 10.0 years and 4.7 years, respectively, and 6.3 years on a weighted-average basis. The Company has also recorded goodwill totaling approximately $52 million in connection with the acquisition, although this amount is subject to adjustment based on certain open matters, including the finalization of the closing balance sheet review and the payment of any deferred consideration, as discussed above. Further discussion of goodwill and other intangible assets is included in Note 7.

7.       Goodwill and Other Intangible Assets

         In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (in thousands, except per share data):


                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                               ----------------------        ----------------------
                                                 2002           2001           2002           2001
                                               -------        -------        -------        -------

Net income, as reported                        $29,358        $19,396        $58,134        $37,440
Add:  Goodwill amortization, net of tax             --          5,168             --         10,228
                                               -------        -------        -------        -------
Adjusted net income                            $29,358        $24,564        $58,134        $47,668
                                               =======        =======        =======        =======

Basic earnings per share:
Net income, as reported                        $  0.31        $  0.21        $  0.62        $  0.40
Add:  Goodwill amortization, net of tax             --           0.05             --           0.11
                                               -------        -------        -------        -------
Adjusted net income                            $  0.31        $  0.26        $  0.62        $  0.51
                                               =======        =======        =======        =======

Diluted earnings per share:
Net income, as reported                        $  0.31        $  0.21        $  0.61        $  0.40
Add:  Goodwill amortization, net of tax             --           0.05             --           0.11
                                               -------        -------        -------        -------
Adjusted net income                            $  0.31        $  0.26        $  0.61        $  0.51
                                               =======        =======        =======        =======



         Additionally, the adoption of SFAS 142 did not require the Company to record an adjustment to the carrying value of goodwill.

         Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by business segment, are as follows (in thousands):


                                        Pharmacy           CRO
                                        Services         Services      Total
                                        --------         --------      -----
Balance as of January 1, 2002           $1,085,938        $37,862     $1,123,800
Goodwill acquired in the six
    months ended June 30, 2002              51,518           --           51,518
Other                                          380            483            863
                                        ----------        -------     ----------
Balance as of June 30, 2002             $1,137,836        $38,345     $1,176,181
                                        ==========        =======     ==========

         The "Other" caption above includes the settlement of acquisition matters relating to pre-2002 acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions), as well as the effect of translation adjustments due to foreign currency translations.

         The table below presents the Company's other intangible assets at June 30, 2002 and December 31, 2001, all of which are subject to amortization (in thousands):


                                                         June 30, 2002
                                            ---------------------------------------
                                              Gross                          Net
                                            Carrying     Accumulated      Carrying
                                             Amount      Amortization      Amount
                                             ------      ------------      ------
Non-compete agreements                      $10,106       $(6,122)        $3,984
Customer relationship assets                  3,100          (332)         2,768
Other                                           373          (166)           207
                                            -------       -------         ------
Total                                       $13,579       $(6,620)        $6,959
                                            =======       =======         ======




                                                     December 31, 2001
                                            ---------------------------------------
                                              Gross                          Net
                                            Carrying     Accumulated      Carrying
                                             Amount      Amortization      Amount
                                             ------      ------------      ------
Non-compete agreements                     $8,963        $(5,754)         $3,209
Other                                         190           (149)             41
                                           ------        -------          ------
Total                                      $9,153        $(5,903)         $3,250
                                           ======        =======          ======



         Pretax amortization expense related to intangible assets other than goodwill was $0.7 million and $0.9 million for the six months ended June 30, 2002 and 2001, respectively.

         Estimated annual amortization expense for intangible assets subject to amortization for the next five fiscal years is as follows (in thousands):


                        Years Ended             Amortization
                        December 31,             Expense
                        -----------              -------
                           2002                  $1,416
                           2003                   1,329
                           2004                   1,160
                           2005                   1,095
                           2006                     750

8.       Guarantor Subsidiaries

         The Company's $375.0 million senior subordinated notes due 2011 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2002 and December 31, 2001 for the balance sheet, the statement of income for each of the three and six month periods ended June 30, 2002 and 2001, and the statement of cash flows for the six months ended June 30, 2002 and 2001. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statement of cash flows since there were no significant eliminating amounts during the periods presented.


                   Summary Consolidating Statements of Income
(in thousands)                                                            Three Months Ended June 30,
                                                 ----------------------------------------------------------------------------

                                                                Guarantor      Non-Guarantor                 Omnicare, Inc.
2002                                              Parent        Subsidiaries    Subsidiaries  Eliminations  and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------
 Total net sales                                  $     --       $626,812        $27,343       $     --       $654,155
 Total direct costs                                     --        460,776         22,449             --        483,225
                                                  --------       --------        -------       --------       --------
 Gross profit                                           --        166,036          4,894             --        170,930
 Selling, general and administrative expenses        6,374         90,799          5,328             --        102,501
 Restructuring charges                                  --          6,504            798             --          7,302
                                                  --------       --------        -------       --------       --------
 Operating income (loss)                            (6,374)        68,733         (1,232)            --         61,127
 Investment income                                     301            289             77             --            667
 Interest expense                                  (14,279)          (193)            (3)            --        (14,475)
                                                  --------       --------        -------       --------       --------
 Income (loss) before income taxes                 (20,352)        68,829         (1,158)            --         47,319
 Income tax (benefit) expense                       (7,734)        26,135           (440)            --         17,961
 Equity in net income of subsidiaries               41,976             --             --        (41,976)            --
                                                  --------       --------        -------       --------       --------
 Net income (loss)                                $ 29,358       $ 42,694        $  (718)      $(41,976)      $ 29,358
-----------------------------------------------------------------------------------------------------------------------



2001
-----------------------------------------------------------------------------------------------------------------------
 Total net sales                                  $     --       $511,825        $43,782       $(19,115)      $536,492
 Total direct costs                                     --        374,073         39,471        (19,115)       394,429
                                                  --------       --------        -------       --------       --------
 Gross profit                                           --        137,752          4,311             --        142,063
 Selling, general and administrative expenses        4,052         84,174          5,864             --         94,090
 Other expense                                          --          3,000             --             --          3,000
                                                  --------       --------        -------       --------       --------
 Operating income (loss)                            (4,052)        50,578         (1,553)            --         44,973
 Investment income                                     617             86             45             --            748
 Interest expense                                  (13,616)          (587)          (212)            --        (14,415)
                                                  --------       --------        -------       --------       --------
 Income (loss) before income taxes                 (17,051)        50,077         (1,720)            --         31,306
 Income tax (benefit) expense                       (6,479)        19,017           (628)            --         11,910
 Equity in net income of subsidiaries               29,968             --             --        (29,968)            --
                                                  --------       --------        -------       --------       --------
 Net income (loss)                                $ 19,396       $ 31,060        $(1,092)      $(29,968)      $ 19,396
-----------------------------------------------------------------------------------------------------------------------


                   Summary Consolidating Statements of Income
(in thousands)                                                         Six Months Ended June 30,
                                                 ----------------------------------------------------------------------------

                                                                Guarantor      Non-Guarantor                 Omnicare, Inc.
2002                                              Parent        Subsidiaries    Subsidiaries  Eliminations  and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
 Total net sales                                    $   --         $1,237,989    $54,480         $   --         $1,292,469
 Total direct costs                                     --            912,868     44,467             --            957,335
                                                    --------       ----------    -------         --------       ----------
 Gross profit                                           --            325,121     10,013             --            335,134
 Selling, general and administrative expenses         11,764          179,557     10,798             --            202,119
 Restructuring charges                                  --             11,301        798             --             12,099
                                                    --------       ----------    -------         --------       ----------
 Operating income (loss)                             (11,764)         134,263     (1,583)            --            120,916
 Investment income                                     1,040              319        106             --              1,465
 Interest expense                                    (28,241)            (228)      (182)            --            (28,651)
                                                    --------       ----------    -------         --------       ----------
 Income (loss) before income taxes                   (38,965)         134,354     (1,659)            --             93,730
 Income tax (benefit) expense                        (14,807)          51,088       (685)            --             35,596
 Equity in net income of subsidiaries                 82,292             --         --            (82,292)            --
                                                    --------       ----------    -------         --------       ----------
 Net income (loss)                                  $ 58,134          $83,266      $(974)        $(82,292)         $58,134
--------------------------------------------------------------------------------------------------------------------------


2001
--------------------------------------------------------------------------------------------------------------------------
 Total net sales                                    $   --         $1,016,447    $88,180         $(38,727)      $1,065,900
 Total direct costs                                     --            743,742     78,558          (38,727)         783,573
                                                    --------       ----------    -------         --------       ----------
 Gross profit                                           --            272,705      9,622             --            282,327
 Selling, general and administrative expenses          7,945          169,685     12,376             --            190,006
 Other expense                                          --              4,817       --               --              4,817
                                                    --------       ----------    -------         --------       ----------
 Operating income (loss)                              (7,945)          98,203     (2,754)            --             87,504
 Investment income                                     1,012               97        113             --              1,222
 Interest expense                                    (27,018)            (886)      (420)            --            (28,324)
                                                    --------       ----------    -------         --------       ----------
 Income (loss) before income taxes                   (33,951)          97,414     (3,061)            --             60,402
 Income tax (benefit) expense                        (12,901)          36,871     (1,008)            --             22,962
 Equity in net income of subsidiaries                 58,490             --         --            (58,490)            --
                                                    --------       ----------    -------         --------       ----------
 Net income (loss)                                  $ 37,440       $   60,543    $(2,053)        $(58,490)      $   37,440
--------------------------------------------------------------------------------------------------------------------------


                     Condensed Consolidating Balance Sheets
(in thousands)

                                                                Guarantor    Non-Guarantor                    Omnicare, Inc.
June 30, 2002:                                   Parent        Subsidiaries  Subsidiaries     Eliminations   and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------

 ASSETS
 Cash and cash equivalents                       $  134,549      $   34,975     $  8,715     $      --         $  178,239
 Restricted cash                                       --             6,305         --              --              6,305
 Accounts receivable, net (including
   intercompany)                                       --           524,085       12,334         (18,403)         518,016
 Inventories                                           --           142,742        4,160            --            146,902
 Other current  assets                                2,964         141,178          768            --            144,910
                                                 ----------      ----------     --------     -----------       ----------
           Total current assets                     137,513         849,285       25,977         (18,403)         994,372
                                                 ----------      ----------     --------     -----------       ----------
 Properties and equipment, net                        3,272         141,305       10,417            --            154,994
 Goodwill                                              --         1,113,434       62,747            --          1,176,181
 Other noncurrent assets                             32,496          57,852          767            --             91,115
 Investment in subsidiaries                       1,862,381            --           --        (1,862,381)            --
                                                 ----------      ----------     --------     -----------       ----------
           Total assets                          $2,035,662      $2,161,876     $ 99,908     $(1,880,784)      $2,416,662
                                                 ----------      ----------     --------     -----------       ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)       $29,184        $264,386     $  9,487     $   (18,403)        $284,654
 Long-term debt                                      80,000             384         --              --             80,384
 5.0% convertible subordinated debentures,
   due 2007                                         345,000            --           --              --            345,000
 8.125% senior subordinated notes, due 2011         375,000            --           --              --            375,000
 Other noncurrent liabilities                         1,849         124,928          218            --            126,995
 Stockholders' equity                             1,204,629       1,772,178       90,203      (1,862,381)       1,204,629
                                                 ----------      ----------     --------     -----------       ----------
           Total liabilities and stockholders'
             equity                              $2,035,662      $2,161,876     $ 99,908     $(1,880,784)      $2,416,662
-------------------------------------------------------------------------------------------------------------------------


December 31, 2001:
-------------------------------------------------------------------------------------------------------------------------

 ASSETS
 Cash and cash equivalents                       $  127,110      $   37,304     $  3,982     $      --         $  168,396
 Restricted cash                                       --             2,922         --              --              2,922
 Accounts receivable, net (including
   intercompany)                                       --           462,882       24,648          (9,453)         478,077
 Inventories                                           --           144,833        4,301            --            149,134
 Other current  assets                                  944         126,049        2,072            --            129,065
                                                 ----------      ----------     --------     -----------       ----------
           Total current assets                     128,054         773,990       35,003          (9,453)         927,594
                                                 ----------      ----------     --------     -----------       ----------
 Properties and equipment, net                        3,192         139,130       12,751            --            155,073
 Goodwill, net                                         --         1,060,523       63,277            --          1,123,800
 Other noncurrent assets                             30,023          53,317          469            --             83,809
 Investment in subsidiaries                       1,754,149            --           --        (1,754,149)            --
                                                 ----------      ----------     --------     -----------       ----------
           Total assets                          $1,915,418      $2,026,960     $111,500     $(1,763,602)      $2,290,276
                                                 ----------      ----------     --------     -----------       ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)    $   14,797        $246,338      $17,591     $    (9,453)        $269,273
 Long-term debt                                      30,000             609           60            --             30,669
 5.0% convertible subordinated debentures,
   due 2007                                         345,000            --           --              --            345,000
 8.125% senior subordinated notes, due 2011         375,000            --           --              --            375,000
 Other noncurrent liabilities                           838         119,227          486            --            120,551
 Stockholders' equity                             1,149,783       1,660,786       93,363      (1,754,149)       1,149,783
                                                 ----------      ----------     --------     -----------       ----------
           Total liabilities and stockholders'
             equity                              $1,915,418      $2,026,960     $111,500     $(1,763,602)      $2,290,276
-------------------------------------------------------------------------------------------------------------------------


                Condensed Consolidating Statements of Cash Flows

(in thousands)                                                                           Six Months Ended June 30,
                                                                   ----------------------------------------------------------
                                                                                  Guarantor    Non-Guarantor  Omnicare, Inc.
2002:                                                                Parent     Subsidiaries   Subsidiaries  and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                     $    --        $  13,716        $   460      $  14,176
Other                                                                 (13,333)        78,278          4,180         69,125
                                                                    ---------      ---------      ---------      ---------
                    Net cash flows from operating activities          (13,333)        91,994          4,640         83,301
                                                                    ---------      ---------      ---------      ---------

Cash flows from investing activities:
Acquisition of businesses                                                --         (106,544)        (1,250)      (107,794)
Capital expenditures                                                     --           (8,588)          (239)        (8,827)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                              --           (3,383)          --           (3,383)
Other                                                                    --              136            117            253
                                                                    ---------      ---------      ---------      ---------
                    Net cash flows from investing activities             --         (118,379)        (1,372)      (119,751)
                                                                    ---------      ---------      ---------      ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                                90,000           --             --           90,000
Payments on line of credit facilities                                 (40,000)          --             --          (40,000)
Other                                                                 (29,228)        24,056           --           (5,172)
                                                                    ---------      ---------      ---------      ---------
                    Net cash flows from financing activities           20,772         24,056           --           44,828
                                                                    ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                                  --             --            1,465          1,465
                                                                    ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                    7,439         (2,329)         4,733          9,843
Cash and cash equivalents at beginning of period - unrestricted       127,110         37,304          3,982        168,396
                                                                    ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period - unrestricted           $ 134,549      $  34,975        $ 8,715      $ 178,239
---------------------------------------------------------------------------------------------------------------------------


2001:
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                     $    --        $  13,109        $   732      $  13,841
Other                                                                 (20,440)        57,465          3,190         40,215
                                                                    ---------      ---------      ---------      ---------
                    Net cash flows from operating activities          (20,440)        70,574          3,922         54,056
                                                                    ---------      ---------      ---------      ---------

Cash flows from investing activities:
Acquisition of businesses                                                --           (5,993)          --           (5,993)
Capital expenditures                                                     --           (9,987)        (1,415)       (11,402)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                              --           (4,017)          --           (4,017)
Other                                                                    --               16            277            293
                                                                    ---------      ---------      ---------      ---------
                    Net cash flows from investing activities             --          (19,981)        (1,138)       (21,119)
                                                                    ---------      ---------      ---------      ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                                70,000           --             --           70,000
Proceeds from long-term borrowings                                    375,000           --             --          375,000
Payments on line of credit facilities                                (455,000)          --             --         (455,000)
Fees paid for financing arrangements                                  (14,418)          --             --          (14,418)
Other                                                                  86,532        (88,236)          (319)        (2,023)
                                                                    ---------      ---------      ---------      ---------
                    Net cash flows from financing activities           62,114        (88,236)          (319)       (26,441)
                                                                    ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                                  --             --             (400)          (400)
                                                                    ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                   41,674        (37,643)         2,065          6,096
Cash and cash equivalents at beginning of period - unrestricted        48,663         59,274          3,670        111,607
                                                                    ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period - unrestricted           $  90,337      $  21,631        $ 5,735      $ 117,703
---------------------------------------------------------------------------------------------------------------------------

9.       Subsequent Event

         On July 29, 2002, the Company made public its July 26, 2002 offer to acquire NCS Healthcare, Inc. ("NCS"). Under that proposal, Omnicare would acquire NCS in a merger transaction pursuant to which NCS stockholders would receive $3.00 per share in cash and the Company would assume and/or retire existing NCS debt at its full principal amount plus accrued interest, bringing the total value of the Omnicare offer to nearly $400 million.

         Subsequent to the Company's offer, NCS announced the signing of a merger agreement with Genesis Health Ventures, Inc. ("Genesis"), whereby NCS stockholders would receive 0.1 share of Genesis stock for each outstanding NCS share held and Genesis would retire existing NCS debt at its full principal amount, a deal valued at approximately half of Omnicare's offer for the equity component of the proposed transaction.

         On August 1, 2002, the Company increased its offer to $3.50 per share and on August 8, 2002 commenced a cash tender offer for all of the outstanding shares of NCS at $3.50 per share. Additionally, the Company filed a lawsuit in Delaware Chancery Court to set aside the merger agreement between Genesis and NCS and certain related voting agreements.

         To date, NCS has not responded to the Company concerning its offer.

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

Results of Operations
Quarter Ended June 30, 2002 vs. 2001

Consolidated

         Diluted earnings per share for the three months ended June 30, 2002 were $0.31 versus $0.21 earned in the same prior year period, including the impact of restructuring charges in the 2002 period and other expense in the 2001 period, as discussed below. Net income, on this basis, for the 2002 second quarter was $29.4 million versus $19.4 million earned in the comparable 2001 period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $72.4 million for the three months ended June 30, 2002 as compared with EBITDA of $63.3 million in the same period of 2001. Total net sales for the three months ended June 30, 2002 rose to $654.2 million from the $536.5 million recorded in the comparable prior year period.

         Effective January 1, 2002, in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), Omnicare adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") eliminating the amortization of goodwill related to acquisitions. Accordingly, no goodwill amortization was recorded during the second quarter of 2002. In the second quarter of 2001, this accounting standard would have had the effect of adding approximately $5.2 million aftertax ($0.05 per diluted share) to net income.

         In addition, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," which requires that, in cases where a company acts as a principal, reimbursements received for "out-of-pocket" expenses incurred be characterized as revenue and the associated costs be included as expenses in the Company's income statement. As a result of this accounting pronouncement, which affects only the contract research organization ("CRO") business, CRO revenues and direct costs may fluctuate significantly based on the timing of when reimbursable expenses are incurred. EITF No. 01-14 had the effect of increasing both sales and cost of sales by $7.1 million in the 2002 period and $6.4 million in the 2001 period. Accordingly, it had no impact on operating or net income.

         Included in the 2002 and 2001 second quarters were charges of $7.3 million and $3.0 million pretax ($4.5 million and $1.9 million aftertax, or $0.05 and $0.02 per diluted share, respectively) related to the second phase of a productivity and consolidation initiative (the "Phase II Program"), and other expense, respectively. The restructuring programs are further discussed at the "Restructuring Charges" section below. Other expense represents a settlement during the second quarter of 2001 of certain contractual issues with a customer, which issues and amount related to a prior period.

         Diluted earnings per share for the second quarter of 2002 were $0.36, excluding the impact of restructuring charges associated with the Phase II Program, as compared with $0.28 earned in the prior year quarter, excluding goodwill amortization and other expense as previously discussed above. Net income, on that basis, was $33.9 million for the 2002 second quarter versus the $26.4 million earned in the comparable 2001 quarter. EBITDA, on the same basis, totaled $79.7 million for the three months ended June 30, 2002 as compared with $66.3 million in the second quarter of 2001.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $610.4 million for the second quarter of 2002 as compared with $498.2 million recorded in the same prior year period, representing an increase of $112.2 million. Operating income in this segment reached $71.6 million, representing an increase of $19.3 million above the prior year quarter amount of $52.3 million (excluding restructuring charges and other expense from the 2002 and 2001 periods, respectively). Owing to the acquisition of American Pharmaceutical Services ("APS") as discussed below, and the efforts of the Company's National Sales & Marketing Group and pharmacy staff in developing new contracts, the number of residents served at June 30, 2002 increased to approximately 738,000 from 650,100 one year earlier. Additionally, the continued implementation of the Company's clinical programs along with drug price inflation and the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, as well as the acquisition of APS, partially offset by lower government reimbursement formulas in some states, served to increase pharmacy sales. The increase in sales in relation to a lower operating cost structure brought about largely by the previously disclosed Phase II Program, in addition to the exclusion of goodwill amortization which was $8.0 million in the comparable prior year quarter, produced increased operating margins in the Pharmacy Services segment. These factors, along with a gradually improving operating environment in the skilled nursing facility market, due in part to higher reimbursements under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, favorably impacted the performance of the Pharmacy Services segment during the quarter. At the same time, other healthcare funding issues remain, including pressures on federal and state Medicaid budgets due to the economic downturn which has led to decreasing reimbursement rates in certain states. While the Company has successfully adjusted to these pricing pressures, pricing pressures are likely to continue if the economic recovery fails to emerge.

         In January 2002, Omnicare announced the completion of the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"). The acquisition included cash consideration at closing of $93.1 million (which is subject to adjustment based on the closing balance sheet review). Up to an additional $18.0 million in deferred payments may become payable, contingent upon future performance. The Company has completed its initial purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

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

         On July 29, 2002, the Company made public its July 26, 2002 offer to acquire NCS Healthcare, Inc. ("NCS"). Under that proposal, Omnicare would acquire NCS in a merger transaction pursuant to which NCS stockholders would receive $3.00 per share in cash and the Company would assume and/or retire existing NCS debt at its full principal amount plus accrued interest, bringing the total value of the Omnicare offer to nearly $400 million.

         Subsequent to the Company's offer, NCS announced the signing of a merger agreement with Genesis Health Ventures, Inc. ("Genesis"), whereby NCS stockholders would receive 0.1 share of Genesis stock for each outstanding NCS share held and Genesis would retire existing NCS debt at its full principal amount, a deal valued at approximately half of Omnicare's offer for the equity component of the proposed transaction.

         On August 1, 2002, the Company increased its offer to $3.50 per share and on August 8, 2002 commenced a cash tender offer for all of the outstanding shares of NCS at $3.50 per share. Additionally, the Company filed a lawsuit in Delaware Chancery Court to set aside the merger agreement between Genesis and NCS and certain related voting agreements.

         To date, NCS has not responded to the Company concerning its offer.

CRO Services Segment

         Omnicare's Clinical Research ("CRO Services") segment recorded revenues of $43.7 million during the second quarter of 2002 as compared with $38.3 million recorded in the same prior year period, representing an increase of $5.4 million. In accordance with EITF No. 01-14, the Company included $7.1 million and $6.4 million in its CRO Services segment reported revenue and direct cost amounts for the three months ended June 30, 2002 and 2001, respectively. Operating income in this segment for the second quarter of 2002 was $5.3 million, an increase of $2.5 million in comparison to the same prior year quarter operating income of $2.8 million (excluding restructuring charges from the 2002 period). The improvements in revenue, owing to strong business gains in prior quarters and the recovery of the overall drug research market, coupled with efforts made to integrate and streamline the organization, and the exclusion of goodwill amortization totaling $0.3 million in the comparable prior year quarter, produced these substantial increases in profitability. Backlog at June 30, 2002 was $194.7 million, representing a decrease of approximately 7.9% from June 30, 2001 and $2.1 million from March 31, 2002 backlog of $196.8 million due to projects moving out of backlog at a more rapid pace in the second quarter of 2002.

Consolidated

         The Company's consolidated gross profit increased $28.8 million from the prior year to $170.9 million. Gross profit as a percentage of total net sales decreased to 26.1% in the second quarter of 2002 from 26.5% in the same period of 2001 (26.4% and 26.8%, respectively, excluding the previously disclosed impact of EITF No. 01-14). Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the reduced cost structure brought about by the previously disclosed Phase II Program. These favorable factors were more than offset by the initial impact of the lower-margin APS business, the adoption of EITF No. 01-14, the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins, and the effect of lower government reimbursement formulas in some states.

         Omnicare's selling, general and administrative ("operating") expenses for the quarter ended June 30, 2002 of $102.5 million were higher than the comparable prior year amount of $85.8 million (excluding goodwill amortization of $8.3 million pretax, or $5.2 million aftertax), by $16.7 million, due to the overall growth of the business, including the APS acquisition. However, operating expenses as a percentage of total net sales totaled 15.7% in the 2002 second quarter, representing a decline from the 16.0% experienced in the comparable prior year period, excluding goodwill amortization (15.8% and 16.2%, respectively, excluding the previously disclosed impact of EITF No. 01-14). This decline is primarily due to improved leveraging of fixed and variable overhead costs over a higher sales base in the 2002 second quarter, and the year-over-year favorable impact of the Phase II Program.

         In connection with the Phase II Program discussed at the "Restructuring Charges" section below, the Company recorded pretax restructuring charges of $7.3 million ($4.5 million aftertax, or $0.05 per diluted share) in the three months ended June 30, 2002, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets, fees and facility exit costs.

         Investment income for the three months ended June 30, 2002 was $ 0.7 million, consistent with the same period of 2001. Lower interest rates served to offset the favorable impact of larger invested cash balances during the three months ended June 30, 2002 versus the same period of 2001.

          Interest expense for the three months ended June 30, 2002 of $14.5 million was relatively consistent with the comparable prior year quarter.

         The effective tax rate was 38% in the second quarter of 2002, consistent with the comparable prior year quarter rate. The effective tax rates in the 2002 and 2001 second quarters are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Year-to-Date June 30, 2002 vs. 2001

Consolidated

         Diluted earnings per share for the six months ended June 30, 2002 were $0.61 versus $0.40 earned in the same prior year period, including the impact of restructuring charges in the 2002 period and other expense in the 2001 period, as discussed below. Net income, on this basis, for the six months ended June 30, 2002 was $58.1 million versus $37.4 million earned in the comparable 2001 period. EBITDA totaled $143.9 million for the six months ended June 30, 2002 as compared with EBITDA of $123.9 million in the same period of 2001. Total net sales for the six months ended June 30, 2002 rose to $1,292.5 million from the $1,065.9 million recorded in the comparable prior year period.

         In connection with the previously discussed SFAS 142, no goodwill amortization was recorded during the six months ended June 30, 2002. In the six months ended June 30, 2001, this accounting standard would have had the effect of adding approximately $10.2 million aftertax ($0.11 per diluted share) to net income. Further, in connection with the previously discussed EITF No. 01-14, sales and cost of sales increased by $13.4 million and $12.2 million in the six months ended June 30, 2002 and 2001, respectively.

         Included in the year-to-date June 30, 2002 and 2001 periods were charges of $12.1 million and $4.8 million pretax ($7.5 million and $3.0 million aftertax, or $0.08 and $0.03 per diluted share, respectively) related to the Phase II Program, and other expense, respectively (both of which are further discussed below).

         Diluted earnings per share for the six months ended June 30, 2002 were $0.69, excluding the impact of restructuring charges associated with the Phase II Program, as compared with $0.54 earned in the prior year period, excluding goodwill amortization and other expense. Net income, on that basis, was $65.6 million for the 2002 six month period versus the $50.7 million earned in the comparable 2001 period. EBITDA, on the same basis, totaled $156.0 million for the six months ended June 30, 2002 as compared with $128.7 million in the comparable 2001 period.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $1,206.7 million for the six months ended June 30, 2002 as compared with $993.6 million recorded in the same prior year period, representing an increase of $213.1 million. Operating income in this segment reached $139.8 million, representing an increase of $38.3 million above the prior year period amount of $101.5 million (excluding restructuring charges and other expense from the 2002 and 2001 periods, respectively). A higher number of residents served, the continued implementation of the Company's clinical programs, drug price inflation and the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, as well as the aforementioned acquisition of APS, partially offset by lower government reimbursement formulas in some states, served to increase pharmacy sales. The increase in sales in relation to a lower operating cost structure brought about largely by the Phase II Program, in addition to the exclusion of goodwill amortization which was $15.9 million in the comparable prior year period, produced increased operating margins in the Pharmacy Services segment. These factors, along with a gradually improving operating environment in the skilled nursing facility market, due in part to higher reimbursements under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, favorably impacted the overall performance of the Pharmacy Services segment. At the same time, other healthcare funding issues remain, including pressures on federal and state Medicaid budgets due to the economic downturn which has led to decreasing reimbursement rates in certain states. While the Company has successfully adjusted to these pricing pressures, pricing pressures are likely to continue if the economic recovery fails to emerge.

CRO Services Segment

         The CRO Services segment recorded revenues of $85.8 million during the six months ended June 30, 2002 as compared with $72.3 million recorded in the same prior year period, representing an increase of $13.5 million. In accordance with EITF No. 01-14, the Company included $13.4 million and $12.2 million in its CRO Services segment reported revenue and direct cost amounts for the six months ended June 30, 2002 and 2001, respectively. Operating income in this segment for the six months ended June 30, 2002 was $10.2 million, an increase of $5.4 million in comparison to the prior year period operating income of $4.8 million (excluding restructuring charges from the 2002 period). The improvements in revenue, owing to strong business gains in prior quarters and the recovery of the overall drug research market, coupled with efforts made to integrate and streamline the organization, and the exclusion of goodwill amortization totaling $0.6 million in the comparable prior year period, produced these substantial increases in profitability.

Consolidated

         The Company's consolidated gross profit increased $52.8 million from the prior year to $335.1 million. Gross profit as a percentage of total net sales decreased to 25.9% in the six months ended June 30, 2002 from 26.5% in the same period of 2001 (26.2% and 26.8%, respectively, excluding the previously disclosed impact of EITF No. 01-14). Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the reduced cost structure brought about by the Phase II Program. These favorable factors were more than offset by the initial impact of the lower-margin APS business, the adoption of EITF No. 01-14, the shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins, and the effect of lower government reimbursement formulas in some states.

         Operating expenses for the six months ended June 30, 2002 of $202.1 million were higher than the comparable prior year amount of $173.5 million (excluding goodwill amortization of $16.5 million pretax, or $10.2 million aftertax), by $28.6 million, due to the overall growth of the business. However, operating expenses as a percentage of total net sales totaled 15.6% in the six months ended June 30, 2002, representing a decline from the 16.3% experienced in the comparable prior year period, excluding goodwill amortization (15.8% and 16.5%, respectively, excluding the previously disclosed impact of EITF No. 01-14). This decline is primarily due to improved leveraging of fixed and variable overhead costs over a higher sales base in the six months ended June 30, 2002, and the year-over-year favorable impact of the Phase II Program.

         In connection with the Phase II Program discussed at the "Restructuring Charges" section below, the Company recorded pretax restructuring charges of $12.1 million ($7.5 million aftertax, or $0.08 per diluted share) in the six months ended June 30, 2002, primarily comprised of employee severance, employment agreement buy-out costs, lease termination costs, other assets, fees and facility exit costs.

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

         Investment income for the six months ended June 30, 2002 was $1.5 million, an improvement of $0.3 million over the same period of 2001. Larger average invested cash balances during the six months ended June 30, 2002 versus the comparable prior year period, partially offset by the impact of lower interest rates in the 2002 versus 2001 period, was the primary driver of the year-to-year increase in investment income.

          Interest expense for the six months ended June 30, 2002 of $28.7 million was relatively consistent with the comparable prior year period.

         The effective tax rate was 38% in the year-to-date June 30, 2002 period, consistent with the comparable prior year period. The effective tax rates in the 2002 and 2001 six months periods are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Charges

         In 2001, the Company announced the Phase II Program, which is intended to further streamline operations, increase efficiency and enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on previous efforts, the Phase II Program includes the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also includes a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Company expects the Phase II Program to encompass a net reduction of approximately 460 employees, or about 5% of its total workforce, across both the Pharmacy Services and CRO Services segments.

         In connection with the Phase II Program, the Company expensed $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) during the 2001 year. Further, approximately $7.3 million and $12.1 million ($4.5 million and $7.5 million aftertax, or $0.05 and $0.08 per diluted share, respectively) were recorded in the three and six months ended June 30, 2002, respectively. The remaining costs will be taken over the remainder of the program when the amounts are required to be recognized in accordance with generally accepted accounting principles. The restructuring charges include severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

         Details of the pretax restructuring charges recorded in 2001 and the six months ended June 30, 2002 relating to the Phase II Program follow (in thousands):


                                           2001    Utilized     Balance at      2002     Utilized    Balance at
                                        Provision/  during      December 31, Provision/   during      June 30,
                                         Accrual     2001         2001         Accrual      2002       2002
                                        ---------- ---------- -------------- ---------- ----------- ------------

Restructuring charges:
   Employee severance                    $4,256     $(2,614)      $1,642        $628       $(723)      $1,547
   Employment agreement buy-outs          2,086      (1,578)         508        --          (161)         347
   Lease terminations                     2,711      (2,105)         606       2,819      (1,088)       2,337
   Other assets, fees
      and facility exit costs             9,291      (6,264)       3,027       8,652      (4,473)       7,206
                                        -------    --------       ------     -------     -------      -------
        Total restructuring charges     $18,344    $(12,561)      $5,783     $12,099     $(6,445)     $11,437
                                        =======    ========       ======     =======     =======      =======

         As of June 30, 2002, the Company had paid approximately $5.1 million of severance and other employee-related costs relating to the reduction of approximately 370 employees. The remaining liabilities recorded at June 30, 2002 are primarily related to activities that the Company anticipates will be finalized within the next year, and which are classified as current liabilities.

         In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $1.5 million at December 31, 2001, of which $0.5 million was utilized in six months ended June 30, 2002. The remaining liabilities at June 30, 2002 of $1.0 million represent amounts not yet paid relating to actions taken in connection with the Phase I Program (largely comprised of remaining lease payments), and will be adjusted as these matters are settled.

Liquidity and Capital Resources

         Cash and cash equivalents at June 30, 2002 were $184.5 million compared with $171.3 million at December 31, 2001 (including restricted cash amounts of $6.3 million and $2.9 million, respectively). The Company generated positive net cash flows from operating activities of $83.3 million (including the impact of purchasing pharmaceuticals in advance of price increases, or "prebuys") during the six months ended June 30, 2002. These funds, and borrowings of $90 million under the Company's line of credit facility, were used primarily for acquisition-related payments (primarily the aforementioned APS acquisition, as well as amounts payable pursuant to acquisition agreements relating to pre-2002 acquisitions), debt repayment, capital expenditures and dividends.

         Net cash used in investing activities was $119.8 million and $21.1 million for the six months ended June 30, 2002 and 2001, respectively. The large increase is primarily the result of the APS acquisition in the first quarter of 2002. The Company's capital requirements are primarily related to its acquisition program, as well as capital expenditures, including those related to investments in the Company's information technology systems. There are no material commitments and contingencies outstanding at June 30, 2002, other than the Company's cash tender offer for all of the outstanding shares of NCS, as well as certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions (including up to an additional $18.0 million relating to APS, contingent upon performance).

         Net cash flows provided by financing activities totaled $44.8 million for the six months ended June 30, 2002 compared to a net use of $26.4 million for the comparable prior year period. On March 20, 2001, the Company completed the offering of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"), issued at par through a private placement. On October 24, 2001, the Company's offer to exchange the originally issued Senior Notes for Senior Notes which have been registered under the Securities Act of 1933 expired with all Senior Notes having been exchanged. Concurrent with the original issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new credit facility of $70.0 million were used to repay outstanding indebtedness in connection with terminating the Company's then existing facilities. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that allowed it to increase the size of the Revolving Credit Facility to $500.0 million. As of June 30, 2002, the Revolving Credit Facility bears an interest rate of LIBOR plus 1.375%, incurs commitment fees on the unused portion at a rate of 0.375% and has no utilization fee. In connection with the APS acquisition, the Company borrowed $90 million on the Revolving Credit Facility, of which $40 million has been repaid during the six month period ended June 30, 2002.

         The Company's current ratio of 3.5 to 1.0 at June 30, 2002 is relatively consistent with the 3.4 to 1.0 in existence at December 31, 2001.

         On May 20, 2002, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share in 2002. Dividends of $4.2 million paid during the six months ended June 30, 2002 were consistent with those paid in the comparable prior year period.

         If the Company acquires NCS pursuant to the Company's cash tender offer, it will use funds of approximately $405 million, of which approximately $95 million would be for the purchase of NCS's shares and the payment of expenses and approximately $310 million would be for the pay off of NCS's indebtedness and the redemption of NCS's notes. The Company presently intends to use available cash and additional borrowings under its Revolving Credit Facility to fund these payments. The Company believes that cash flows from operations, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital, acquisition contingency commitments, capital expenditures, debt servicing and other financing requirements for the foreseeable future. The Company may, in the future, refinance its indebtedness, issue additional indebtedness, or issue additional equity as deemed appropriate. The Company believes that, if needed, these additional external sources of financing are readily available.

Recently Issued Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

         The FASB has issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

         In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's business outlook or position or future economic performance; the impact of the acquisition of APS; the impact of lower government reimbursement formulas in some states; internal growth resulting from the development of new contracts; the impact of clinical programs; the impact of drug price inflation; the impact of penetration of new drugs; the impact of the productivity and consolidation programs; the operating environment for skilled nursing facilities; the impact of higher reimbursement under the BBRA and BIPA; governmental pricing pressures due to the continuing economic downturn; the impact of Omnicare's efforts to acquire NCS; the impact of prior period business gains on current quarter CRO performance; the operating environment in the CRO industry; the impact of the integration and streamlining of the CRO organization; trends concerning CRO backlog; trends concerning the number of residents served; purchasing leverage; the formulary compliance program; the leveraging of costs; expectations concerning pharmaceutical price increases and the impact of prebuys on costs; the adequacy and availability of Omnicare's sources of liquidity and capital; the availability of external sources of financing; and the impact of new accounting rules and standards including SFAS 146. Such forward-looking statements involve actual known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions; trends for the continued growth of the businesses of Omnicare; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; delays and further reductions in governmental reimbursement to customers and to Omnicare as a result of pressures on federal and state budgets due to the continuing economic downturn and other factors; the overall financial condition of Omnicare's customers; Omnicare's ability to assess and react to the financial condition of customers; the impact of seasonality on the business of Omnicare; the ability of vendors to provide products and services to Omnicare; the continued successful integration of the CRO business and acquired companies, including APS, and the ability to realiz anticipated economies of scale and cost synergies; the impact and pace of pharmaceutical price increases; increases or decreases in reimbursement; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; government budgetary pressures and shifting priorities; efforts by payors to control costs; the ability to consummate an acquisition transaction involving NCS; the outcome of litigation; the failure of Omnicare to obtain or maintain required regulatory approvals or licenses; loss or delay of CRO contracts for regulatory or other reasons; the ability of CRO projects to produce revenues in future periods; the ability to attract and retain needed management; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; the continued availability of suitable acquisition candidates; changes in tax law and regulation; volatility in Omnicare's stock price and in the financial markets generally; access to capital and financing; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; and changes in accounting rules and standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at June 30, 2002 include $80.0 million outstanding under its three-year, $500.0 million variable-rate Revolving Credit Facility at an interest rate of LIBOR plus 1.375%, or 3.2% at June 30, 2002 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $0.8 million per year); $345.0 million outstanding under its 5.0% fixed rate convertible debentures, due 2007 (the "Convertible Debentures"); and $375.0 million outstanding under its 8.125% fixed rate Senior Notes, due 2011. At June 30, 2002, the fair value of Omnicare's Revolving Credit Facility approximates its carrying value, and the fair value of the Convertible Debentures and Senior Notes is approximately $326.5 million and approximately $386.3 million, respectively.

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

(a)  Omnicare held its Annual Meeting of Stockholders on May 20, 2002.

(b) The names of each director elected at this Annual Meeting, as well as the corresponding number of shares voted for, and withheld from, each nominee follows:


                                                       Votes For                    Votes Withheld
                                                       ---------                    --------------
         Edward L. Hutton                             84,199,516                       3,077,410
         Joel F. Gemunder                             84,250,633                       3,026,293
         Timothy E. Bien, R.Ph., FASCP                84,248,051                       3,028,875
         Charles H. Erhart, Jr.                       84,550,551                       2,726,375
         David W. Froesel, Jr.                        84,257,337                       3,019,589
         Cheryl D. Hodges                             84,250,905                       3,026,021
         Patrick E. Keefe                             84,247,033                       3,029,893
         Sandra E. Laney                              84,058,195                       3,218,731
         Andrea R. Lindell, DNSc, RN                  84,602,535                       2,674,391
         Sheldon Margen, M.D.                         84,992,477                       2,284,449
         Kevin J. McNamara                            84,499,079                       2,777,847
         John H. Timoney                              84,614,380                       2,662,546


(c) The Stockholders ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the 2002 year. A total of 83,461,063 votes were cast in favor of the proposal; 3,777,071 votes were cast against it; 38,792 votes abstained; and there were no Broker non-votes.

(d) The Stockholders re-approved amendments to the Company's 1992 Long-Term Stock Incentive Plan. A total of 76,846,224 votes were cast in favor of the proposal; 10,243,161 were cast against it; 187,541 votes abstained; and there were no Broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number                             Exhibit
                  ------                             -------
                  11                    Computation of Earnings Per Common Share

                  99.1                  Certification of Chief Executive Officer
                                        of Omnicare, Inc. in accordance with
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002

                  99.2                  Certification of Chief Financial Officer
                                        of Omnicare, Inc. in accordance with
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002



         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Omnicare, Inc.
                                        Registrant


Date:  August 14, 2002                  By:  /s/David W. Froesel, Jr.
      ---------------------                  ------------------------------
                                             David W. Froesel, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)