Form 10-Q
period 2002-09-30
OMNICARE INC
filed 2002-11-14
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                          Commission File Number 1-8269

                                 OMNICARE, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     31-1001351
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    x         No
    ---------       ------

COMMON STOCK OUTSTANDING
------------------------


                                    Number of
                                      Shares                    Date
                                      ------                    ----
Common Stock, $1 par value          94,273,576             September 30, 2002

                               OMNICARE, INC. AND
                               ------------------

                              SUBSIDIARY COMPANIES
                              --------------------


                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION:
------------------------------

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Income -
                           Three and nine months ended -
                           September 30, 2002 and 2001                         3

                  Consolidated Balance Sheets -
                           September 30, 2002 and December 31, 2001            4

                  Consolidated Statements of Cash Flows -
                           Nine months ended -
                           September 30, 2002 and 2001                         5

                  Notes to Consolidated Financial Statements                   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               19

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                           33

         ITEM 4.  CONTROLS AND PROCEDURES                                     33

PART II. OTHER INFORMATION:
--------------------------

         ITEM 1.  LEGAL PROCEEDINGS                                           34

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            35


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except per share data)


                                                               Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                           -----------------------    ---------------------------
                                                             2002           2001          2002           2001
                                                           --------       --------     ----------     ----------
Sales                                                      $657,270       $541,193     $1,936,386     $1,594,903
Reimbursable out-of-pockets                                   7,448          6,650         20,801         18,840
                                                           --------       --------     ----------     ----------
     Total net sales                                        664,718        547,843      1,957,187      1,613,743
                                                           --------       --------     ----------     ----------
Cost of sales                                               481,703        395,662      1,425,685      1,167,045
Reimbursed out-of-pocket expenses                             7,448          6,650         20,801         18,840
                                                           --------       --------     ----------     ----------
     Total direct costs                                     489,151        402,312      1,446,486      1,185,885
                                                           --------       --------     ----------     ----------
Gross profit                                                175,567        145,531        510,701        427,858
Selling, general and administrative expenses                103,888         86,359        306,007        259,868
Goodwill amortization (Note 7)                                 --            8,393           --           24,890
Restructuring charges (Note 4)                               11,096         15,409         23,195         15,409
Other expense (Note 5)                                         --             --             --            4,817
                                                           --------       --------     ----------     ----------

Operating income                                             60,583         35,370        181,499        122,874
Investment income                                               651            701          2,116          1,923
Interest expense                                            (14,339)       (14,201)       (42,990)       (42,525)
                                                           --------       --------     ----------     ----------
Income before income taxes                                   46,895         21,870        140,625         82,272
Income taxes                                                 17,829          8,310         53,425         31,272
                                                           --------       --------     ----------     ----------
Net income                                                 $ 29,066       $ 13,560     $   87,200     $   51,000
                                                           ========       ========     ==========     ==========

Earnings per share:

     Basic                                                 $   0.31       $   0.15     $     0.93     $     0.55
                                                           ========       ========     ==========     ==========
     Diluted                                               $   0.31       $   0.14     $     0.92     $     0.54
                                                           ========       ========     ==========     ==========

Weighted average number of common shares outstanding:

     Basic                                                   94,245         93,345         94,129         92,992
                                                           ========       ========     ==========     ==========
     Diluted                                                 94,710         94,117         94,920         93,622
                                                           ========       ========     ==========     ==========
Comprehensive income                                       $ 31,030       $ 14,825     $   91,010     $   51,750
                                                           ========       ========     ==========     ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except share data)


                                                                         September 30,               December 31,
                                                                             2002                        2001
                                                                          ----------                  ----------

ASSETS

Current assets:

   Cash and cash equivalents                                              $  169,282                  $  168,396
   Restricted cash                                                             6,322                       2,922
   Accounts receivable, less allowances
     of $69,573 (2001-$45,573)                                               504,920                     478,077
   Unbilled  receivables                                                      33,640                      23,621
   Inventories                                                               162,231                     149,134
   Deferred income tax benefits                                               25,913                      28,147
   Other current assets                                                       95,633                      77,297
                                                                          ----------                  ----------
     Total current assets                                                    997,941                     927,594

Properties and equipment, at cost less accumulated
   depreciation of $180,800 (2001-$160,164)                                  155,379                     155,073
Goodwill                                                                   1,188,462                   1,123,800
Other noncurrent assets                                                       93,748                      83,809
                                                                          ----------                  ----------
     Total assets                                                         $2,435,530                  $2,290,276
                                                                          ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                        $ 161,553                  $  140,327
   Current debt                                                                  364                         393
   Accrued employee compensation                                              23,456                      25,015
   Deferred revenue                                                           26,278                      39,338
   Income taxes payable                                                        6,353                       9,256
   Other current liabilities                                                  84,310                      54,944
                                                                          ----------                  ----------
     Total current liabilities                                               302,314                     269,273

Long-term debt                                                                40,344                      30,669
5.0% convertible subordinated debentures, due 2007                           345,000                     345,000
8.125% senior subordinated notes, due 2011                                   375,000                     375,000
Deferred income tax liabilities                                               87,731                      81,495
Other noncurrent liabilities                                                  46,042                      39,056
                                                                          ----------                  ----------
     Total liabilities                                                     1,196,431                   1,140,493
                                                                          ----------                  ----------

Stockholders' equity:

   Preferred stock, no par value, 1,000,000 shares authorized,
     none issued and outstanding                                               --                          --
   Common stock, $1 par value, 200,000,000 shares authorized,
     95,410,700 shares issued and outstanding (2001-94,671,800
     shares issued and outstanding)                                           95,411                      94,672
   Paid-in capital                                                           736,743                     722,701
   Retained earnings                                                         461,999                     381,441
                                                                          ----------                  ----------
                                                                           1,294,153                   1,198,814

   Treasury stock, at cost-1,137,100 shares (2001-986,600 shares)            (23,419)                    (19,824)
   Deferred compensation                                                     (30,511)                    (24,273)
   Accumulated other comprehensive income                                     (1,124)                     (4,934)
                                                                          ----------                  ----------
     Total stockholders' equity                                            1,239,099                   1,149,783
                                                                          ----------                  ----------
     Total liabilities and stockholders' equity                           $2,435,530                  $2,290,276
                                                                          ==========                  ==========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                          2002          2001
                                                                        ---------    ---------
Cash flows from operating activities:
Net income                                                              $  87,200    $  51,000
Adjustments to reconcile net income to net cash
     flows from operating activities:
         Depreciation                                                      24,920       24,356
         Amortization                                                       9,444       30,777
         Provision for doubtful accounts                                   22,114       20,116
         Deferred tax  provision                                           12,342       19,805
         Non-cash portion of restructuring charges                          9,060        1,229
Changes in assets and liabilities, net of effects
     from acquisition of businesses:
         Accounts receivable and unbilled receivables                     (25,621)     (16,683)
         Inventories                                                         (539)     (28,655)
         Current and noncurrent assets                                    (32,526)     (16,523)
         Accounts payable                                                  20,736        9,514
         Accrued employee compensation                                       (527)      (5,154)
         Deferred revenue                                                 (13,060)      (3,097)
         Current and noncurrent liabilities                                17,056        3,177
                                                                        ---------    ---------
                      Net cash flows from operating activities            130,599       89,862
                                                                        ---------    ---------

Cash flows from investing activities:
     Acquisition of businesses                                           (115,893)     (16,207)
     Capital expenditures                                                 (16,762)     (19,293)
     Transfer of cash to trusts for employee health and
         severance costs, net of payments out of the trust                 (3,400)      (4,075)
     Other                                                                    263          314
                                                                        ---------    ---------
                      Net cash flows from investing activities           (135,792)     (39,261)
                                                                        ---------    ---------

Cash flows from financing activities:
     Borrowings on line of credit facilities                               90,000       70,000
     Proceeds from long-term borrowings                                      --        375,000
     Payments on line of credit facilities                                (80,000)    (465,000)
     Principal payments on long-term obligations                              (64)      (2,808)
     Fees paid for financing arrangements                                    --        (14,418)
     Proceeds from stock awards and exercise of stock options,
         net of stock tendered in payment                                     352        6,057
     Dividends paid                                                        (6,364)      (6,293)
     Other                                                                     72         --
                                                                        ---------    ---------
                      Net cash flows from financing activities              3,996      (37,462)
                                                                        ---------    ---------

Effect of exchange rate changes on cash                                     2,083          125
                                                                        ---------    ---------
Net increase in cash and cash equivalents                                     886       13,264
Cash and cash equivalents at beginning of period - unrestricted           168,396      111,607
                                                                        ---------    ---------

Cash and cash equivalents at end of period - unrestricted               $ 169,282    $ 124,871
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

2.       Recently Issued Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. This Statement will be effective for the Company beginning January 1, 2003. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

         In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

         In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to the Company.

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

         The table below presents information about the reportable segments as of and for the three and nine months ended September 30, 2002 and 2001 and should be read in conjunction with the paragraphs that follow (in thousands):


                                                              Three Months Ended September 30,
                                                   --------------------------------------------------------
                                                                                 Corporate
                                                       Pharmacy        CRO         and         Consolidated
2002:                                                  Services     Services   Consolidating      Totals
-----------------------------------------------------------------------------------------------------------
Net sales                                              $  623,241   $ 41,477        $      -     $  664,718
Depreciation and amortization                              10,176        524             662         11,362
Operating income (expense), excluding restructuring
  charges                                                  75,084      5,354          (8,759)        71,679
Restructuring charges                                      (2,911)    (8,185)              -        (11,096)
Operating income (expense)                                 72,173     (2,831)         (8,759)        60,583
Total assets                                            2,079,031    147,949         208,550      2,435,530
Capital expenditures                                        7,560        217             158          7,935
-----------------------------------------------------------------------------------------------------------

2001:
-----------------------------------------------------------------------------------------------------------
Net sales                                              $  509,816   $ 38,027        $      -     $  547,843
Depreciation and amortization                              17,317        952             450         18,719
Operating income (expense), excluding restructuring
  charges                                                  54,914      3,327          (7,462)        50,779
Restructuring charges                                      (6,840)    (8,569)              -        (15,409)
Operating income (expense)                                 48,074     (5,242)         (7,462)        35,370
Total assets                                            2,000,800    124,885         148,764      2,274,449
Capital expenditures                                        6,839        744             308          7,891
-----------------------------------------------------------------------------------------------------------


                                                                Nine Months Ended September 30,
                                                   --------------------------------------------------------
                                                                                 Corporate
                                                       Pharmacy       CRO           and        Consolidated
2002:                                                  Services     Services   Consolidating     Totals
-----------------------------------------------------------------------------------------------------------
Net sales                                              $1,829,918   $127,269        $      -     $1,957,187
Depreciation and amortization                              30,559      1,734           2,071         34,364
Operating income (expense), excluding restructuring
  charges                                                 214,903     15,542         (25,751)       204,694
Restructuring charges                                      (6,769)   (16,426)              -        (23,195)
Operating income (expense)                                208,134       (884)        (25,751)       181,499
Total assets                                            2,079,031    147,949         208,550      2,435,530
Capital expenditures                                       15,370        531             861         16,762
-----------------------------------------------------------------------------------------------------------

2001:
-----------------------------------------------------------------------------------------------------------
Net sales                                              $1,503,395   $110,348        $      -     $1,613,743
Depreciation and amortization                              50,907      3,009           1,217         55,133
Operating income (expense), excluding restructuring
  charges and other expense                               156,441      8,140         (21,481)       143,100
Restructuring charges                                      (6,840)    (8,569)              -        (15,409)
Other expense                                              (4,817)         -               -         (4,817)
Operating income (expense)                                144,784       (429)        (21,481)       122,874
Total assets                                            2,000,800    124,885         148,764      2,274,449
Capital expenditures                                       17,354      1,118             821         19,293
-----------------------------------------------------------------------------------------------------------

         In accordance with EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," the Company included in its reported CRO segment net sales amounts of $7.4 million and $20.8 million pretax for the three and nine months ended September 30, 2002, respectively ($6.7 million and $18.8 million pretax for the comparable prior year periods ended September 30, 2001, respectively).

         In accordance with Omnicare's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company discontinued amortization of goodwill as of January 1, 2002. Accordingly, no goodwill amortization was recorded during the three and nine months ended September 30, 2002. Pretax goodwill amortization for the three and nine months ended September 30, 2001 totaled $8.1 million and $24.1 million, respectively, for the Pharmacy Services segment, and $0.3 million and $0.8 million, respectively, for the CRO Services segment.

4.       Restructuring Charges

         In 2001, the Company announced the implementation of a second phase (the "Phase II Program") of its previously disclosed productivity and consolidation initiative. The Phase II Program, completed on September 30, 2002, further streamlined operations, increased efficiencies and helped enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program included the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also included a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Phase II Program encompassed a net reduction of approximately 460 employees, or about 5% of the Company's total workforce, across both the Pharmacy Services and CRO Services segments.

         In connection with the Phase II Program, the Company expensed $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) during the 2001 year. Further, approximately $11.1 million and $23.2 million ($6.9 million and $14.4 million aftertax, or $0.07 and $0.15 per diluted share, respectively) were recorded during the three and nine months ended September 30, 2002, respectively. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

         Details of the pretax restructuring charges recorded in 2001 and the nine months ended September 30, 2002 relating to the Phase II Program follow (in thousands):

                                                  2001      Utilized    Balance at       2002      Utilized    Balance at
                                               Provision/   during     December 31,   Provision/    during    September 30,
                                                 Accrual     2001          2001         Accrual      2002        2002
                                               ----------   --------   ------------   ----------   --------   -------------
Restructuring charges:
   Employee severance                             $ 4,256   $ (2,614)        $1,642      $ 2,177    $(1,699)        $ 2,120
   Employment agreement buy-outs                    2,086     (1,578)           508            -       (186)            322
   Lease terminations                               2,711     (2,105)           606        5,862     (1,395)          5,073
   Other assets, fees
      and facility exit costs                       9,291     (6,264)         3,027       15,156     (6,341)         11,842
                                                  -------   --------         ------      -------    -------         -------
        Total restructuring charges               $18,344   $(12,561)        $5,783      $23,195    $(9,621)        $19,357
                                                  =======   ========         ======      =======    =======         =======

         As of September 30, 2002, the Company had paid approximately $6.1 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at September 30, 2002 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

         In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $1.5 million at December 31, 2001, of which $0.6 million was utilized in the nine months ended September 30, 2002. The remaining liabilities at September 30, 2002 of $0.9 million represent amounts not yet paid relating to actions taken in connection with the Phase I Program (largely comprised of remaining lease payments), and will be adjusted as these matters are settled.

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

6.       Acquisitions

         In January 2002, Omnicare announced the completion of the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"). The acquisition required cash consideration of $93.5 million (including an adjustment based on the closing balance sheet review). Up to an additional $18.0 million in total deferred payments may become payable in annual increments of up to $6.0 million each, contingent upon future performance, as evaluated in the first quarter of each of the next three years. The Company has completed its initial purchase price allocations, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

         At the time of the acquisition, APS provided professional pharmacy and related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. From the acquisition, Omnicare has achieved certain economies of scale and cost synergies. The net assets and operating results of APS have been included in the Company's financial statements beginning in the first quarter of 2002.

         Unaudited pro forma combined results of operations of the Company and APS for the three and nine months ended September 30, 2001 are presented below. Such pro forma presentation has been prepared assuming that the APS acquisition had been made as of January 1, 2001. Pro forma information is not presented for the three and nine months ended September 30, 2002 as the results of APS are included in those of the Company from the closing date of January 7, 2002, and the difference from the beginning of the period is not significant.

         The unaudited pro forma combined financial information follows (in thousands, except per share data):


                                 Three Months Ended          Nine Months Ended
                                 September 30, 2001          September 30, 2001
                                 ------------------          ------------------
     Net sales                         $615,066                 $1,814,198
     Net income                        $ 13,598                 $   50,600
     Earnings per share:
              Basic                    $   0.15                 $     0.54
              Diluted                  $   0.14                 $     0.54


         In connection with the purchase of APS, the Company acquired amortizable intangible assets comprised of non-compete agreements and customer relationship assets totaling $1.3 million and $3.1 million, respectively. Amortization periods for the non-compete agreements and customer relationship assets are 10.0 years and 4.7 years, respectively, and 6.3 years on a weighted-average basis. The Company has also recorded goodwill totaling approximately $54 million in connection with the acquisition, although this amount is subject to adjustment based on certain open matters, including the payment of any deferred consideration, as discussed above. Further discussion of goodwill and other intangible assets is included in Note 7.

         On July 29, 2002, the Company made public its July 26, 2002 offer to acquire NCS HealthCare, Inc. ("NCS"). Under that proposal, the Company would acquire NCS in a merger transaction pursuant to which holders of Class A common stock, par value $0.01 per share, of NCS ("NCS Class A Common Stock") and Class B common stock, par value $0.01 per share, of NCS ("NCS Class B Common Stock" and, together with the NCS Class A Common Stock, the "Shares") would receive $3.00 per share in cash and the Company would assume and/or retire existing
NCS debt at its full principal amount plus accrued interest, bringing the total value of the Omnicare offer to approximately $400 million.

         Subsequent to the Company's offer, NCS announced the signing of a merger agreement with Genesis Health Ventures, Inc. ("Genesis"), whereby each outstanding Share would be converted into the right to receive 0.1 of a share of common stock, par value $0.02 per share, of Genesis and Genesis would retire or repay existing NCS debt, including any accrued and unpaid interest, a deal valued at less than one half of Omnicare's offer for the equity component of the proposed transaction.

         On August 1, 2002, the Company announced that it had filed a lawsuit in the Delaware Chancery Court to set aside the merger agreement between NCS and Genesis and certain related voting agreements and that it would commence a tender offer to acquire all of the outstanding Shares at an offer price per share of $3.50 in cash. On August 8, 2002, the Company commenced a cash tender offer for all of the outstanding Shares at $3.50 per share in cash. The cash tender offer remains ongoing.

         On August 20, 2002, the NCS Board of Directors announced that it had determined that the Company's offer was not in the best interest of NCS stakeholders and recommended that stockholders reject the offer and not tender their shares in the offer.

         By letter dated October 6, 2002, the Company forwarded to the NCS Board of Directors an executed Agreement and Plan of Merger (the "Omnicare Merger Agreement"). The letter further indicated that by executing the proposed Omnicare Merger Agreement, the Company had irrevocably committed itself (for the duration set forth in the letter) to a transaction with NCS pursuant to which the Company would acquire all of the outstanding Shares at a price of $3.50 per share in cash.

         On October 22, 2002, the NCS Board of Directors withdrew its recommendation that stockholders vote in favor of NCS's pending merger with Genesis. Moreover, as set forth in its proxy statement dated November 1, 2002, the NCS Board of Directors unanimously recommends that the NCS stockholders vote "against" the adoption of the merger agreement with Genesis.

         On October 25, 2002, the Delaware Chancery Court held that the Company had standing to assert a claim that by executing voting agreements with Genesis, the shares of NCS Class B Common Stock (ten votes per share) owned by Jon H. Outcalt, chairman of the Board of Directors of NCS ("Outcalt"), and Kevin B. Shaw, president and chief executive officer of NCS ("Shaw"), automatically converted into shares of NCS Class A Common Stock (one vote per share). The Court also found that because the Company was not an NCS stockholder on July 28, 2002, the date on which the NCS Board of Directors approved the merger agreement with Genesis and the voting agreements, it did not have standing to bring claims that the NCS Board of Directors breached their fiduciary duties.

         On October 29, 2002, the Delaware Chancery Court denied Omnicare's motion for summary judgment as to the first count of Omnicare's complaint, which sought a declaration that the execution of the voting agreements by Messrs. Outcalt and Shaw, in connection with the proposed NCS/Genesis merger, resulted in the automatic conversion of their NCS Class B Common Stock (ten votes per share) into NCS Class A Common Stock (one vote per share), and granted summary judgment in favor of NCS, Outcalt, Shaw, Boake A. Sells (a member of the

NCS Board), Richard L. Osbourne (a member of the NCS Board), Genesis and Geneva Sub, Inc., a wholly owned subsidiary of Genesis.

         Omnicare has filed an appeal with respect to the Court's rulings.

         Notwithstanding the Court's rulings, the NCS Directors are being sued by other NCS stockholder-plaintiffs for breaching their fiduciary duties in approving the merger agreement with Genesis and the related voting agreements. The Court's rulings do not address these claims. A motion for preliminary injunction relating to these stockholder claims is expected to be heard by the Delaware Chancery Court on November 14, 2002.

         If the Company acquires NCS pursuant to the Company's cash tender offer, it will use funds of approximately $423 million, of which approximately $100 million would be for the purchase of NCS's shares and the payment of expenses and approximately $323 million would be for the pay off of NCS's indebtedness and the redemption of NCS's notes. The Company presently intends to use available cash and additional borrowings under its Revolving Credit Facility to fund these payments.

7.       Goodwill and Other Intangible Assets

         In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (in thousands, except per share data):


                                                Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,
                                               ---------------------      -------------------
                                                2002          2001         2002        2001
                                               -------       -------      -------     -------
Net income, as reported                        $29,066       $13,560      $87,200     $51,000
Goodwill amortization, net of tax                    -         5,204            -      15,432
                                               -------       -------      -------     -------
Adjusted net income                            $29,066       $18,764      $87,200     $66,432
                                               =======       =======      =======     =======

Basic earnings per share(a):
Net income, as reported                        $  0.31       $  0.15      $  0.93     $  0.55
Goodwill amortization, net of tax                   -           0.06            -        0.17
Adjusted net income                            $  0.31       $  0.20      $  0.93     $  0.71
                                               =======       =======      =======     =======

Diluted earnings per share(a):
Net income, as reported                        $  0.31       $  0.14      $  0.92     $  0.54
Goodwill amortization, net of tax                    -          0.06            -        0.16
Adjusted net income                            $  0.31       $  0.20      $  0.92     $  0.71
                                               =======       =======      =======     =======


(a) Earnings per share (net income, as reported, and goodwill amortization, net of tax) is calculated independently for each amount presented. Accordingly, the sum of the individual net income, as reported, and goodwill amortization, net of tax disclosures may not necessarily equal the earnings per share (adjusted net income) amount for the corresponding period.

         The Company determined that there was no adjustment required to the carrying value of goodwill at the date of adoption of SFAS 142. During the third quarter of 2002, the Company completed its annual impairment evaluation of goodwill and determined that no such impairment exists.

         Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by business segment, are as follows (in thousands):

                                        Pharmacy      CRO
                                        Services    Services     Total
                                        --------    --------     -----
Balance as of January 1, 2002          $1,085,938    $37,862   $1,123,800
Goodwill acquired in the nine
    months ended September 30, 2002        55,177          -       55,177
Other                                       8,745        740        9,485
                                       ----------    -------   ----------
Balance as of September 30, 2002       $1,149,860    $38,602   $1,188,462
                                       ==========    =======   ==========

         The "Other" caption above includes the settlement of acquisition matters relating to pre-2002 acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions), as well as the effect of adjustments due to foreign currency translations.

         The table below presents the Company's other intangible assets at September 30, 2002 and December 31, 2001, all of which are subject to amortization (in thousands):


                                                September 30, 2002
                                       ------------------------------------
                                         Gross                       Net
                                        Carrying    Accumulated    Carrying
                                         Amount     Amortization    Amount
                                         ------     ------------    ------
Non-compete agreements                  $10,106       $(6,312)      $3,794
Customer relationship assets              3,100          (498)       2,602
Other                                       373          (227)         146
                                        -------       -------       ------
Total                                   $13,579       $(7,037)      $6,542
                                        =======       =======       ======



                                                 December 31, 2001
                                       ------------------------------------
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
                                         ======       =======       ======

         Pretax amortization expense related to intangible assets other than goodwill was $1.1 million for the nine months ended September 30, 2002 and 2001.

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



8.       Guarantor Subsidiaries

         The Company's $375.0 million senior subordinated notes due 2011 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2002 and December 31, 2001 for the balance sheet, the statement of income for each of the three and nine month periods ended September 30, 2002 and 2001, and the statement of cash flows for the nine months ended September 30, 2002 and 2001. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statement of cash flows since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income


(in thousands)                                                      Three Months Ended September 30,
                                                 --------------------------------------------------------------------------
                                                              Guarantor     Non-Guarantor                   Omnicare, Inc.
2002                                              Parent     Subsidiaries    Subsidiaries    Eliminations  and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
 Total net sales                                  $   --         $636,159        $28,559       $   --         $664,718
 Total direct costs                                   --          465,856         23,295           --          489,151
                                                  --------       --------        -------       --------       --------
 Gross profit                                         --          170,303          5,264           --          175,567
 Selling, general and administrative expenses        5,325         92,965          5,598           --          103,888
 Restructuring charges                                --           11,096           --             --           11,096
                                                  --------       --------        -------       --------       --------
 Operating income (loss)                            (5,325)        66,242           (334)          --           60,583
 Investment income                                     497             70             84           --              651
 Interest expense                                  (14,332)            (7)          --             --          (14,339)
                                                  --------       --------        -------       --------       --------
 Income (loss) before income taxes                 (19,160)        66,305           (250)          --           46,895
 Income tax (benefit) expense                       (7,281)        25,205            (95)          --           17,829
 Equity in net income of subsidiaries               40,945           --             --          (40,945)          --
                                                  --------       --------        -------       --------       --------
 Net income (loss)                                $ 29,066       $ 41,100        $  (155)      $(40,945)      $ 29,066
===========================================================================================================================
2001
---------------------------------------------------------------------------------------------------------------------------
 Total net sales                                  $   --         $523,906        $35,388       $(11,451)      $547,843
 Total direct costs                                   --          383,751         30,012        (11,451)       402,312
                                                  --------       --------        -------       --------       --------
 Gross profit                                         --          140,155          5,376           --          145,531
 Selling, general and administrative expenses        4,337         85,510          4,905           --           94,752
 Restructuring charges                                --           15,409           --             --           15,409
                                                  --------       --------        -------       --------       --------
 Operating income (loss)                            (4,337)        39,236            471           --           35,370
 Investment income                                     383            258             60           --              701
 Interest expense                                  (13,467)          (529)          (205)          --          (14,201)
                                                  --------       --------        -------       --------       --------
 Income (loss) before income taxes                 (17,421)        38,965            326           --           21,870
 Income tax (benefit) expense                       (6,620)        14,806            124           --            8,310
 Equity in net income of subsidiaries               24,361           --             --          (24,361)          --
                                                  --------       --------        -------       --------       --------
 Net income (loss)                                $ 13,560       $ 24,159        $   202       $(24,361)      $ 13,560
===========================================================================================================================


                   Summary Consolidating Statements of Income


(in thousands)                                                        Nine Months Ended September 30,
                                         ------------------------------------------------------------------------------------
                                                           Guarantor         Non-Guarantor                  Omnicare, Inc. and
2002                                        Parent        Subsidiaries        Subsidiaries    Eliminations      Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
 Total net sales                            $   --          $1,874,148          $ 83,039         $    --          $1,957,187
 Total direct costs                             --           1,378,724            67,762              --           1,446,486
                                            --------        ----------          --------         ---------        ----------
 Gross profit                                   --             495,424            15,277              --             510,701
 Selling, general and administrative
   expenses                                   17,089           272,522            16,396              --             306,007
 Restructuring charges                          --              22,397               798              --              23,195
                                            --------        ----------          --------         ---------        ----------
 Operating income (loss)                     (17,089)          200,505            (1,917)             --             181,499
 Investment income                             1,537               389               190              --               2,116
 Interest expense                            (42,573)             (235)             (182)             --             (42,990)
                                            --------        ----------          --------         ---------        ----------
 Income (loss) before income taxes           (58,125)          200,659            (1,909)             --             140,625
 Income tax (benefit) expense                (22,088)           76,293              (780)             --              53,425
 Equity in net income of subsidiaries        123,237              --                --            (123,237)             --
                                            --------        ----------          --------         ---------        ----------
 Net income (loss)                          $ 87,200        $  124,366          $ (1,129)        $(123,237)       $   87,200
============================================================================================================================
2001
----------------------------------------------------------------------------------------------------------------------------
 Total net sales                            $   --          $1,540,353          $123,568         $ (50,178)       $1,613,743
 Total direct costs                             --           1,127,493           108,570           (50,178)        1,185,885
                                            --------        ----------          --------         ---------        ----------
 Gross profit                                   --             412,860            14,998              --             427,858
 Selling, general and administrative
   expenses                                   12,282           255,195            17,281              --             284,758
 Restructuring charges                          --              15,409              --                --              15,409
 Other expense                                  --               4,817              --                --               4,817
                                            --------        ----------          --------         ---------        ----------
 Operating income (loss)                     (12,282)          137,439            (2,283)             --             122,874
 Investment income                             1,395               355               173              --               1,923
 Interest expense                            (40,485)           (1,415)             (625)             --             (42,525)
                                            --------        ----------          --------         ---------        ----------
 Income (loss) before income taxes           (51,372)          136,379            (2,735)             --              82,272
 Income tax (benefit) expense                (19,521)           51,677              (884)             --              31,272
 Equity in net income of subsidiaries         82,851              --                --             (82,851)             --
                                            --------        ----------          --------         ---------        ----------
 Net income (loss)                          $ 51,000        $   84,702          $ (1,851)        $ (82,851)       $   51,000
============================================================================================================================


                                              Condensed Consolidating Balance Sheets
(in thousands)
                                                                   Guarantor     Non-Guarantor                 Omnicare, Inc.
September 30, 2002:                                 Parent        Subsidiaries    Subsidiaries  Eliminations  and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------
 ASSETS

 Cash and cash equivalents                        $  124,800      $   38,696        $  5,786     $      --         $  169,282
 Restricted cash                                        --             6,322            --              --              6,322
 Accounts receivable, net (including
   intercompany)                                        --           504,133          12,539         (11,752)         504,920
 Inventories                                            --           157,775           4,456            --            162,231
 Other current  assets                                 2,565         151,498           1,123            --            155,186
                                                  ----------      ----------        --------     -----------       ----------
           Total current assets                      127,365         858,424          23,904         (11,752)         997,941
                                                  ----------      ----------        --------     -----------       ----------
 Properties and equipment, net                         2,870         141,127          11,382            --            155,379
 Goodwill                                               --         1,124,656          63,806            --          1,188,462
 Other noncurrent assets                              33,330          59,455             963            --             93,748
 Investment in subsidiaries                        1,865,944            --              --        (1,865,944)            --
                                                  ----------      ----------        --------     -----------       ----------
           Total assets                           $2,029,509      $2,183,662        $100,055     $(1,877,696)      $2,435,530
                                                  ===========================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities (including intercompany)     $   28,406      $  276,375        $  9,285     $   (11,752)      $  302,314
 Long-term debt                                       40,000             344            --              --             40,344
 5.0% convertible subordinated debentures,
   due 2007                                          345,000            --              --              --            345,000
 8.125% senior subordinated notes, due 2011          375,000            --              --              --            375,000
 Other noncurrent liabilities                          2,004         131,416             353            --            133,773
 Stockholders' equity                              1,239,099       1,775,527          90,417      (1,865,944)       1,239,099
                                                  ----------      ----------        --------     -----------       ----------
           Total liabilities and stockholders'
             equity                               $2,029,509      $2,183,662        $100,055     $(1,877,696)      $2,435,530
=============================================================================================================================

December 31, 2001:
-----------------------------------------------------------------------------------------------------------------------------
 ASSETS

 Cash and cash equivalents                        $  127,110      $   37,304        $  3,982     $      --         $  168,396
 Restricted cash                                        --             2,922            --              --              2,922
 Accounts receivable, net (including
   intercompany)                                        --           462,882          24,648          (9,453)         478,077
 Inventories                                            --           144,833           4,301            --            149,134
 Other current  assets                                   944         126,049           2,072            --            129,065
                                                  ----------      ----------        --------     -----------       ----------
           Total current assets                      128,054         773,990          35,003          (9,453)         927,594
                                                  ----------      ----------        --------     -----------       ----------
 Properties and equipment, net                         3,192         139,130          12,751            --            155,073
 Goodwill, net                                          --         1,060,523          63,277            --          1,123,800
 Other noncurrent assets                              30,023          53,317             469            --             83,809
 Investment in subsidiaries                        1,754,149            --              --        (1,754,149)            --
                                                  ----------      ----------        --------     -----------       ----------
           Total assets                           $1,915,418      $2,026,960        $111,500     $(1,763,602)      $2,290,276
                                                  ==========      ==========        ========     ===========       ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities (including
   intercompany)                                  $   14,797      $ $246,338         $17,591     $    (9,453)      $  269,273
 Long-term debt                                       30,000             609              60            --             30,669
 5.0% convertible subordinated debentures,
   due 2007                                          345,000            --              --              --            345,000
 8.125% senior subordinated notes, due 2011          375,000            --              --              --            375,000
 Other noncurrent liabilities                            838         119,227             486            --            120,551
 Stockholders' equity                              1,149,783       1,660,786          93,363      (1,754,149)       1,149,783
                                                  ----------      ----------        --------     -----------       ----------
           Total liabilities and stockholders'
             equity                               $1,915,418      $2,026,960        $111,500     $(1,763,602)      $2,290,276
=============================================================================================================================



                  Condensed Consolidating Statements of Cash Flows
(in thousands)                                                             Nine Months Ended September 30,
                                                          ---------------------------------------------------------
                                                                     Guarantor      Non-Guarantor  Omnicare, Inc.
2002:                                                     Parent    Subsidiaries    Subsidiaries  and Subsidiaries
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                         $    --       $  21,440       $   674     $  22,114
Other                                                     (25,868)      133,934           419       108,485
                                                        ---------     ---------       -------     ---------
          Net cash flows from operating activities        (25,868)      155,374         1,093       130,599
                                                        ---------     ---------       -------     ---------

Cash flows from investing activities:

Acquisition of businesses                                    --        (114,643)       (1,250)     (115,893)
Capital expenditures                                         --         (16,523)         (239)      (16,762)
Transfer of cash to trusts for employee health and
 severance costs, net of payments out of the trust           --          (3,400)         --          (3,400)
Other                                                        --             146           117           263
                                                        ---------     ---------       -------     ---------
          Net cash flows from investing activities           --        (134,420)       (1,372)     (135,792)
                                                        ---------     ---------       -------     ---------

Cash flows from financing activities:

Borrowings on line of credit facilities                    90,000          --            --          90,000
Payments on line of credit facilities                     (80,000)         --            --         (80,000)
Other                                                      13,558       (19,562)         --          (6,004)
                                                        ---------     ---------       -------     ---------
          Net cash flows from financing activities         23,558       (19,562)         --           3,996
                                                        ---------     ---------       -------     ---------

Effect of exchange rate changes on cash                      --            --           2,083         2,083
                                                        ---------     ---------       -------     ---------

Net increase (decrease) in cash and cash equivalents       (2,310)        1,392         1,804           886
Cash and cash equivalents at beginning of
  period - unrestricted                                   127,110        37,304         3,982       168,396
                                                        ---------     ---------       -------     ---------
Cash and cash equivalents at end of
  period - unrestricted                                 $ 124,800     $  38,696       $ 5,786     $ 169,282
===========================================================================================================

2001:
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                         $    --       $  19,092       $ 1,024     $  20,116
Other                                                     (55,848)      121,317         4,277        69,746
                                                        ---------     ---------       -------     ---------
          Net cash flows from operating activities        (55,848)      140,409         5,301        89,862
                                                        ---------     ---------       -------     ---------

Cash flows from investing activities:
Acquisition of businesses                                    --         (16,207)         --         (16,207)
Capital expenditures                                         (703)      (16,102)       (2,488)      (19,293)
Transfer of cash to trusts for employee health and
  severance costs, net of payments out of the trust          --          (4,075)         --          (4,075)
Other                                                        --             162           152           314
                                                        ---------     ---------       -------     ---------
          Net cash flows from investing activities           (703)      (36,222)       (2,336)      (39,261)
                                                        ---------     ---------       -------     ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                    70,000          --            --          70,000
Proceeds from long-term borrowings                        375,000          --            --         375,000
Payments on line of credit facilities                    (465,000)         --            --        (465,000)
Fees paid for financing arrangements                      (14,418)         --            --         (14,418)
Other                                                     123,825      (126,619)         (250)       (3,044)
                                                        ---------     ---------       -------     ---------
          Net cash flows from financing activities         89,407      (126,619)         (250)      (37,462)
                                                        ---------     ---------       -------     ---------

Effect of exchange rate changes on cash                      --            --             125           125
                                                        ---------     ---------       -------     ---------

Net increase (decrease) in cash and cash equivalents       32,856       (22,432)        2,840        13,264
Cash and cash equivalents at beginning of
  period - unrestricted                                    48,663        59,274         3,670       111,607
                                                        ---------     ---------       -------     ---------
Cash and cash equivalents at end of
  period - unrestricted                                 $  81,519     $  36,842       $ 6,510     $ 124,871
===========================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Report. In addition, consideration should be given to the disclosures at the "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information" caption below.

Results of Operations
Quarter Ended September 30, 2002 vs. 2001

Consolidated

         Diluted earnings per share for the three months ended September 30, 2002 were $0.31 versus $0.14 earned in the same prior year period, including the impact of restructuring charges in both periods, as discussed below. Net income for the 2002 third quarter was $29.1 million versus $13.6 million earned in the comparable 2001 period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $71.9 million for the three months ended September 30, 2002 as compared with EBITDA of $54.1 million in the same period of 2001. Total net sales for the three months ended September 30, 2002 rose to $664.7 million from the $547.8 million recorded in the comparable prior year period.

         Effective January 1, 2002, in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), Omnicare adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") eliminating the amortization of goodwill related to acquisitions. Accordingly, no goodwill amortization was recorded during the third quarter of 2002. In the third quarter of 2001, this accounting standard would have had the effect of adding approximately $5.2 million aftertax ($0.06 per diluted share) to net income.

         In addition, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," which requires that, in cases where a company acts as a principal, reimbursements received for "out-of-pocket" expenses incurred be characterized as revenue and the associated costs be included as expenses in the Company's income statement. As a result of this accounting pronouncement, which affects only the contract research organization ("CRO") business, CRO revenues and direct costs may fluctuate significantly based on the timing of when reimbursable expenses are incurred. EITF No. 01-14 had the effect of increasing both sales and cost of sales by $7.4 million in the third quarter of 2002 and $6.7 million in the same 2001 period. Accordingly, it had no impact on operating or net income.

         Included in the 2002 and 2001 third quarters were charges of $11.1 million and $15.4 million pretax, respectively, ($6.9 million and $9.6 million aftertax, or $0.07 and $0.10 per diluted share, respectively) related to the second phase of a productivity and consolidation initiative (the "Phase II Program"). The restructuring program is further discussed at the "Restructuring Charges" section below.

         Diluted earnings per share for the third quarter of 2002 were $0.38, excluding the impact of restructuring charges associated with the Phase II Program, as compared with $0.30 earned in the prior year quarter, excluding goodwill amortization and restructuring charges as previously discussed above. Net income, on that basis, was $35.9 million for the 2002 third quarter versus the $28.3 million earned in the comparable 2001 quarter. EBITDA, on the same basis, totaled $83.0 million for the three months ended September 30, 2002 as compared with $69.5 million in the third quarter of 2001.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $623.2 million for the third quarter of 2002 as compared with $509.8 million recorded in the same prior year period, representing an increase of $113.4 million. Operating income (including restructuring charges) in this segment was $72.2 million for the third quarter of 2002, representing an increase of $24.1 million above the prior year quarter amount of $48.1 million. Excluding restructuring charges from both periods, operating income in this segment reached $75.1 million for the three months ended September 30, 2002 as compared with $54.9 million in the same prior year quarter. The number of residents served at September 30, 2002 increased to approximately 746,000 from 655,400 one year earlier. Pharmacy sales and residents served increased primarily due to the addition of American Pharmaceutical Services ("APS"), as discussed below, combined with new contract additions as a result of the efforts of the Company's National Sales & Marketing Group and pharmacy staff. Additionally, the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace and the continuing growth of the clinical and other service programs, partially offset by lower government reimbursement formulas in some states, served to increase overall pharmacy sales. The increase in sales was leveraged by the lower operating cost structure brought about largely by the previously disclosed Phase II Program and the anticipated synergies as a result of the ongoing APS integration, in addition to the exclusion of goodwill amortization which was $8.1 million in the comparable prior year quarter. These factors, along with a gradually improving operating environment in the skilled nursing facility market, due in part to higher reimbursements under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, favorably impacted the performance of the Pharmacy Services segment during the third quarter. At the same time, certain portions of these acts expired on October 1, 2002 with Congress adjourning until after the 2002 elections before clarifying these Medicare funding issues. Congress is expected to consider these funding issues upon its return. Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets due to the economic downturn which has led to decreasing reimbursement rates in certain states. While the Company has successfully adjusted to these pricing pressures, pricing pressures are likely to continue if economic recovery does not emerge.

         In January 2002, Omnicare announced the completion of the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"). The acquisition required cash consideration of $93.5 million (including an adjustment based on the closing balance sheet review). Up to an additional $18.0 million in total deferred payments may become payable in annual increments of up to $6.0 million each, contingent upon future performance, as evaluated in the first quarter of each of the next three years.

         The Company has completed its initial purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

         At the time of the acquisition, APS provided professional pharmacy and related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. From the acquisition, Omnicare has achieved certain economies of scale and cost synergies. The net assets and operating results of APS have been included in the Company's financial statements beginning in the first quarter of 2002. Based upon historical financial information, during the full 2002 fiscal year the acquired APS assets are expected to generate approximately $240.0 million in incremental revenues.

         On July 29, 2002, the Company made public its July 26, 2002 offer to acquire NCS HealthCare, Inc. ("NCS"). Under that proposal, the Company would acquire NCS in a merger transaction pursuant to which holders of Class A common stock, par value $0.01 per share, of NCS ("NCS Class A Common Stock") and Class B common stock, par value $0.01 per share, of NCS ("NCS Class B Common Stock" and, together with the NCS Class A Common Stock, the "Shares") would receive $3.00 per share in cash and the Company would assume and/or retire existing NCS debt at its full principal amount plus accrued interest, bringing the total value of the Omnicare offer to approximately $400 million.

         Subsequent to the Company's offer, NCS announced the signing of a merger agreement with Genesis Health Ventures, Inc. ("Genesis"), whereby each outstanding Share would be converted into the right to receive 0.1 of a share of common stock, par value $0.02 per share, of Genesis and Genesis would retire or repay existing NCS debt, including any accrued and unpaid interest, a deal valued at less than one half of Omnicare's offer for the equity component of the proposed transaction.

         On August 1, 2002, the Company announced that it had filed a lawsuit in the Delaware Chancery Court to set aside the merger agreement between NCS and Genesis and certain related voting agreements and that it would commence a tender offer to acquire all of the outstanding Shares at an offer price per share of $3.50 in cash. On August 8, 2002, the Company commenced a cash tender offer for all of the outstanding Shares at $3.50 per share in cash. The cash tender offer remains ongoing.

         On August 20, 2002, the NCS Board of Directors announced that it had determined that the Company's offer was not in the best interest of NCS stakeholders and recommended that stockholders reject the offer and not tender their shares in the offer.

         By letter dated October 6, 2002, the Company forwarded to the NCS Board of Directors the executed Omnicare Agreement and Plan of Merger (the "Omnicare Merger Agreement"). The letter further indicated that by executing the proposed Omnicare Merger Agreement, the Company had irrevocably committed itself (for the duration set forth in the letter) to a transaction with NCS pursuant to which the Company would acquire all of the outstanding Shares at a price of $3.50 per share in cash.

         On October 22, 2002, the NCS Board of Directors withdrew its recommendation that stockholders vote in favor of NCS's pending merger with Genesis. Moreover, as set forth in its proxy statement dated November 1, 2002, the NCS Board of Directors unanimously recommends that the NCS stockholders vote "against" the adoption of the merger agreement with Genesis.

         On October 25, 2002, the Delaware Chancery Court held that the Company had standing to assert a claim that by executing voting agreements with Genesis, the shares of NCS Class B Common Stock (ten votes per share) owned by Jon H. Outcalt, chairman of the Board of Directors of NCS ("Outcalt"), and Kevin B. Shaw, president and chief executive officer of NCS ("Shaw"), automatically converted into shares of NCS Class A Common Stock (one vote per share). The Court also found that because the Company was not an NCS stockholder on July 28, 2002, the date on which the NCS Board of Directors approved the merger agreement with Genesis and the voting agreements, it did not have standing to bring claims that the NCS Board of Directors breached their fiduciary duties.

         On October 29, 2002, the Delaware Chancery Court denied Omnicare's motion for summary judgment as to the first count of Omnicare's complaint, which sought a declaration that the execution of the voting agreements by Messrs. Outcalt and Shaw, in connection with the proposed NCS/Genesis merger, resulted in the automatic conversion of their NCS Class B Common Stock (ten votes per share) into NCS Class A Common Stock (one vote per share), and granted summary judgment in favor of NCS, Outcalt, Shaw, Boake A. Sells (a member of the NCS Board), Richard L. Osbourne (a member of the NCS Board), Genesis and Geneva Sub, Inc., a wholly owned subsidiary of Genesis.

         Omnicare has filed an appeal with respect to the Court's rulings.

         Notwithstanding the Court's rulings, the NCS Directors are being sued by other NCS stockholder-plaintiffs for breaching their fiduciary duties in approving the merger agreement with Genesis and the related voting agreements. The Court's rulings do not address these claims. A motion for preliminary injunction relating to these stockholder claims is expected to be heard by the Delaware Chancery Court on November 14, 2002.

CRO Services Segment

         Omnicare's Clinical Research ("CRO Services") segment recorded revenues of $41.5 million during the third quarter of 2002 as compared with $38.0 million recorded in the same prior year period, representing an increase of $3.5 million. In accordance with EITF No. 01-14, the Company included $7.4 million and $6.7 million in its CRO Services segment reported revenue and direct cost amounts for the three months ended September 30, 2002 and 2001, respectively. Operating loss (including restructuring charges in both periods) in this segment was $2.8 million for the third quarter of 2002 as compared with an operating loss of $5.2 million in the same prior year quarter. Excluding restructuring charges from both periods, operating income in this segment was $5.4 million for the three months ended September 30, 2002, an increase of $2.1 million above the same prior year quarter amount of $3.3 million. The improvements in revenue, owing to solid business gains in prior quarters and the recovery of the overall drug research market, coupled with efforts made to streamline the organization and reduce fixed costs to better match expenses with revenues, and the exclusion of goodwill amortization totaling $0.3 million in the comparable prior year quarter, produced these substantial increases in profitability. Backlog at September 30, 2002 was $201.0 million, representing an increase of approximately $10.4 million from September 30, 2001 and $6.3 million from June 30, 2002 backlog of $194.7 million due to new business wins in the third quarter of 2002.

Consolidated

         The Company's consolidated gross profit increased $30.1 million in the third quarter of 2002 from the prior year to $175.6 million. Gross profit as a percentage of total net sales decreased to 26.4% in the third quarter of 2002 from 26.6% in the same period of 2001 (26.7% and 26.9%, respectively, excluding the previously disclosed impact of EITF No. 01-14). Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals, in part, due to efforts in integrating the APS business, and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the reduced cost structure brought about by the previously disclosed Phase II Program. These favorable factors were more than offset by the initial impact of the lower-margin APS business, the adoption of EITF No. 01-14, the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins, and the effect of lower government reimbursement formulas in some states.

         Omnicare's selling, general and administrative ("operating") expenses for the quarter ended September 30, 2002 of $103.9 million were higher than the comparable prior year amount of $86.4 million (excluding goodwill amortization of $8.4 million pretax, or $5.2 million aftertax), by $17.5 million, due to the overall growth of the business, including the APS acquisition. However, operating expenses as a percentage of total net sales totaled 15.6% in the 2002 third quarter, representing a decline from the 15.8% experienced in the comparable prior year period, excluding goodwill amortization (15.8% and 16.0%, respectively, excluding the previously disclosed impact of EITF No. 01-14). This decline is primarily due to improved leveraging of fixed and variable overhead costs over a higher sales base in the 2002 third quarter, and the year-over-year favorable impact of the Phase II Program.

         In connection with the Phase II Program discussed at the "Restructuring Charges" section below, the Company recorded pretax restructuring charges of $11.1 million and $15.4 million ($6.9 million and $9.6 million aftertax, or $0.07 and $0.10 per diluted share, respectively) in the third quarter of 2002 and 2001, respectively. The charges were primarily comprised of employee severance pay, employment agreement buy-out costs, lease termination costs, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

         Investment income for the three months ended September 30, 2002 was $0.7 million, consistent with the same period of 2001. Lower interest rates served to offset the favorable impact of larger invested cash balances during the three months ended September 30, 2002 versus the same period of 2001.

          Interest expense for the three months ended September 30, 2002 of $14.3 million was relatively consistent with the comparable prior year quarter.

         The effective tax rate of 38% in the third quarter of 2002 was consistent with the comparable prior year quarter rate. The effective tax rates in the 2002 and 2001 third quarters are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Year-to-Date September 30, 2002 vs. 2001

Consolidated

         Diluted earnings per share for the nine months ended September 30, 2002 were $0.92 versus $0.54 earned in the same prior year period, including the impact of restructuring charges in both periods and other expense in the 2001 period, as discussed below. Net income for the nine months ended September 30, 2002 was $87.2 million versus $51.0 million earned in the comparable 2001 period. EBITDA totaled $215.9 million for the nine months ended September 30, 2002 as compared with EBITDA of $178.0 million in the same period of 2001. Total net sales for the nine months ended September 30, 2002 rose to $1,957.2 million from the $1,613.7 million recorded in the comparable prior year period.

         In connection with the previously discussed SFAS 142, no goodwill amortization was recorded during the nine months ended September 30, 2002. In the nine months ended September 30, 2001, this accounting standard would have had the effect of adding approximately $15.4 million aftertax ($0.16 per diluted share) to net income. Further, in connection with the previously discussed EITF No. 01-14, sales and cost of sales increased by $20.8 million and $18.8 million in the nine months ended September 30, 2002 and 2001, respectively.

         Included in the year-to-date September 30, 2002 and 2001 periods, respectively, were charges of $23.2 million and $15.4 million pretax ($14.4 million and $9.6 million aftertax, or $0.15 and $0.10 per diluted share, respectively) related to the Phase II Program. The year-to-date September 30, 2001 period included other expense charges of $4.8 million pretax ($3.0 million aftertax, or $0.03 per diluted share). The Phase II Program and other expense are further discussed below.

         Diluted earnings per share for the nine months ended September 30, 2002 were $1.07, excluding the impact of restructuring charges associated with the Phase II Program, as compared with $0.84 earned in the prior year period, excluding goodwill amortization, restructuring charges and other expense. Net income, on that basis, was $101.6 million for the 2002 nine month period versus the $79.0 million earned in the comparable 2001 period. EBITDA, on the same basis, totaled
$239.1 million for the nine months ended September 30, 2002 as compared with $198.2 million in the comparable 2001 period.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $1,829.9 million for the nine months ended September 30, 2002 as compared with $1,503.4 million recorded in the same prior year period, representing an increase of $326.5 million. Operating income (including restructuring charges in both periods and other expense in the 2001 period) in this segment was $208.1 million for the nine months ended September 30, 2002, representing an increase of $63.3 million above the same prior year period amount of $144.8 million. Excluding restructuring charges from both periods and other expense in the 2001 period, operating income in this segment reached $214.9 million in the year-to-date September 30, 2002 period as compared with $156.4 million in the same 2001 period. A higher number of residents served, primarily due to the addition of the aforementioned APS business and new contract additions, the continued growth of the Company's clinical and other service programs, drug price inflation and the increasing market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, partially offset by lower government reimbursement formulas in some states, served to increase overall pharmacy sales. The increase in sales in relation to a lower operating cost structure brought about largely by the Phase II Program and the anticipated synergies as a result of the ongoing APS acquisition, in addition to the exclusion of goodwill amortization which was $24.1 million in the comparable prior year period, produced increased operating margins in the Pharmacy Services segment. These factors, along with a gradually improving operating environment in the skilled nursing facility market, due in part to higher reimbursements under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, favorably impacted the overall performance of the Pharmacy Services segment. At the same time, certain portions of these acts expired on October 1, 2002 with Congress adjourning until after the 2002 elections before clarifying these Medicare funding issues. Congress is expected to consider these funding issues upon its return. Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets due to the economic downturn which has led to decreasing reimbursement rates in certain states. While the Company has successfully adjusted to these pricing pressures, pricing pressures are likely to continue if economic recovery does not emerge.

CRO Services Segment

         The CRO Services segment recorded revenues of $127.3 million during the nine months ended September 30, 2002 as compared with $110.3 million recorded in the same prior year period, representing an increase of $17.0 million. In accordance with EITF No. 01-14, the Company included $20.8 million and $18.8 million in its CRO Services segment reported revenue and direct cost amounts for the nine months ended September 30, 2002 and 2001, respectively. Operating loss (including restructuring charges in both periods) in this segment was $0.9 million for the nine months ended September 30, 2002 as compared with an operating loss of $0.4 million in the same prior year period. Excluding restructuring charges from both periods, operating income in this segment was $15.5 million in the year-to-date September 30, 2002 period, an increase of $7.4 million above the same prior year period amount of $8.1 million. The improvements in revenue, owing to solid business gains in prior quarters and the recovery of the overall drug research market, coupled with efforts made to streamline the organization and reduce fixed costs to better match expenses with revenues, and the exclusion of goodwill amortization totaling $0.8 million in the comparable prior year period, produced these substantial increases in profitability.

Consolidated

         The year-to-date September 30, 2002 consolidated gross profit increased $82.8 million from the prior year to $510.7 million. Gross profit as a percentage of total net sales decreased to 26.1% in the nine months ended September 30, 2002 from 26.5% in the same period of 2001 (26.4% and 26.8%, respectively, excluding the previously disclosed impact of EITF No. 01-14). Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals, in part, due to efforts in integrating the APS business and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the reduced cost structure brought about by the Phase II Program. These favorable factors were more than offset by the initial impact of the lower-margin APS business, the adoption of EITF No. 01-14, the shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins, and the effect of lower government reimbursement formulas in some states.

         Operating expenses for the nine months ended September 30, 2002 of $306.0 million were higher than the comparable prior year amount of $259.9 million (excluding goodwill amortization of $24.9 million pretax, or $15.4 million aftertax), by $46.1 million, due to the overall growth of the business. However, operating expenses as a percentage of total net sales totaled 15.6% in the nine months ended September 30, 2002, representing a decline from the 16.1% experienced in the comparable prior year period, excluding goodwill amortization (15.8% and 16.3%, respectively, excluding the previously disclosed impact of EITF No. 01-14). This decline is primarily due to improved leveraging of fixed and variable overhead costs over a higher sales base in the nine months ended September 30, 2002, and the year-over-year favorable impact of the Phase II Program.

         In connection with the Phase II Program discussed at the "Restructuring Charges" section below, the Company recorded pretax restructuring charges of $23.2 million and $15.4 million ($14.4 million and $9.6 million aftertax, or $0.15 and $0.10 per diluted share, respectively) in the nine months ended September 30, 2002 and 2001, respectively. The charges were primarily comprised of employee severance pay, employment agreement buy-out costs, lease termination costs, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

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

         Investment income for the nine months ended September 30, 2002 was $2.1 million, an improvement of $0.2 million over the same period of 2001. Larger average invested cash balances during the nine months ended September 30, 2002 versus the comparable prior year period, partially offset by the impact of lower interest rates in the 2002 versus 2001 period, was the primary driver of the year-to-year increase in investment income.

         Interest expense for the nine months ended September 30, 2002 of $43.0 million was relatively consistent with the comparable prior year period amount of $42.5 million.

         The effective tax rate of 38% in the year-to-date September 30, 2002 period was consistent with the comparable prior year period. The effective tax rates in the 2002 and 2001 nine months periods are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Charges

         In 2001, the Company announced the Phase II Program of its productivity and consolidation initiative. The Phase II Program, completed on September 30, 2002, further streamlined operations, increased efficiencies and helped enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on previous efforts, the Phase II Program included the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also included a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Phase II Program encompassed a net reduction of approximately 460 employees, or about 5% of the Company's total workforce, across both the Pharmacy Services and CRO Services segments.

         In connection with the Phase II Program, the Company expensed $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) during the 2001 year. Further, approximately $11.1 million and $23.2 million ($6.9 million and $14.4 million aftertax, or $0.07 and $0.15 per diluted share, respectively) were recorded in the three and nine months ended September 30, 2002, respectively. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

         Details of the pretax restructuring charges recorded in 2001 and the nine months ended September 30, 2002 relating to the Phase II Program follow (in thousands):

                                       2001        Utilized       Balance at         2002        Utilized       Balance at
                                    Provision/      during       December 31,     Provision/      during       September 30,
                                      Accrual        2001            2001          Accrual         2002             2002
                                    ----------     ---------     ------------     ----------     ---------     -------------
Restructuring charges:
   Employee severance                 $ 4,256      $ (2,614)         $1,642         $ 2,177      $(1,699)         $ 2,120
   Employment agreement buy-outs        2,086        (1,578)            508            --           (186)             322
   Lease terminations                   2,711        (2,105)            606           5,862       (1,395)           5,073
   Other assets, fees
      and facility exit costs           9,291        (6,264)          3,027          15,156       (6,341)          11,842
                                      -------      --------          ------         -------      -------          -------
        Total restructuring charges   $18,344      $(12,561)         $5,783         $23,195      $(9,621)         $19,357
                                      =======      ========          ======         =======      =======          =======


         As of September 30, 2002, the Company had paid approximately $6.1 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at September 30, 2002 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

         In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $1.5 million at December 31, 2001, of which $0.6 million was utilized in nine months ended September 30, 2002. The remaining liabilities at September 30, 2002 of $0.9 million represent amounts not yet paid relating to actions taken in connection with the Phase I Program (largely comprised of remaining lease payments), and will be adjusted as these matters are settled.

Liquidity and Capital Resources

         Cash and cash equivalents at September 30, 2002 were $175.6 million compared with $171.3 million at December 31, 2001 (including restricted cash amounts of $6.3 million and $2.9 million, respectively). The Company generated positive net cash flows from operating activities of $130.6 million (including the impact of advance purchasing of pharmaceuticals, or "prebuys") during the nine months ended September 30, 2002. These funds, and borrowings of $90.0 million under the Company's line of credit facility, were used primarily for acquisition-related payments (primarily the APS acquisition, as well as amounts payable pursuant to acquisition agreements relating to pre-2002 acquisitions), debt repayment, capital expenditures and dividends.

         Net cash used in investing activities was $135.8 million and $39.3 million for the nine months ended September 30, 2002 and 2001, respectively. The large increase is primarily the result of the APS acquisition in the first quarter of 2002. The Company's capital requirements are primarily related to its acquisition program, as well as capital expenditures, including those related to investments in the Company's information technology systems. There are no material commitments and contingencies outstanding at September 30, 2002, other than the Company's cash tender offer for all of the outstanding shares of NCS and related redemption or repayment of existing NCS debt, as well as certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions (including up to an additional $18.0 million relating to APS, contingent upon performance, payable in annual increments of up to $6.0 million each as evaluated in the first quarter of each of the next three years).

         Net cash flows provided by financing activities totaled $4.0 million for the nine months ended September 30, 2002 compared to a net use of $37.5 million for the comparable prior year period. On March 20, 2001, the Company completed the offering of $375.0 million of 8.125% senior subordinated notes due 2011 (the "Senior Notes"), issued at par through a private placement. On October 24, 2001, the Company's offer to exchange the originally issued Senior Notes for Senior Notes which have been registered under the Securities Act of 1933 expired with all Senior Notes having been exchanged. Concurrent with the original issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new credit facility of $70.0 million were used to repay outstanding indebtedness in connection with terminating the Company's then existing facilities. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional banks that allowed it to increase the size of the Revolving Credit Facility to $500.0 million. As of September 30, 2002, the Revolving Credit Facility bears an interest rate at the London Inter-bank Offerer Rate ("LIBOR") plus 1.375%, incurs commitment fees on the unused portion at a rate of 0.375% and has no utilization fee. In connection with the APS acquisition, the Company borrowed $90.0 million on the Revolving Credit Facility, of which $80.0 million was repaid during the nine month period ended September 30, 2002.

         The Company's current ratio of 3.3 to 1.0 at September 30, 2002 is relatively consistent with the 3.4 to 1.0 in existence at December 31, 2001.

         On August 7, 2002, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per share in 2002. Dividends of $6.4 million paid during the nine months ended September 30, 2002 were relatively consistent with those paid in the comparable prior year period.

         If the Company acquires NCS pursuant to the Company's cash tender offer, it will use funds of approximately $423 million, of which approximately $100 million would be for the purchase of NCS's shares and the payment of expenses and approximately $323 million would be for the pay off of NCS's indebtedness and the redemption of NCS's notes. The Company presently intends to use available cash and additional borrowings under its Revolving Credit Facility to fund these payments. The Company believes that cash flows from operations, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital, acquisition contingency commitments, capital expenditures, debt servicing and other financing requirements for the foreseeable future. The Company may, in the future, refinance its indebtedness, issue additional indebtedness, or issue additional equity as deemed appropriate. The Company believes that, if needed, these additional external sources of financing are readily available.

Recently Issued Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. This Statement will be effective for the Company beginning January 1, 2003. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

         In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

         In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

         In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's business outlook or position or future economic performance; the impact of the acquisition of APS; internal growth resulting from the development of new contracts; the impact of penetration of new drugs; the impact of clinical and other service programs; the impact of lower government reimbursement formulas in some states; the impact of the productivity and consolidation programs; the operating environment for skilled nursing facilities; the impact of reimbursement trends and expectations concerning legislative action with respect thereto; governmental pricing pressures due to the continuing economic downturn; the impact of Omnicare's efforts to acquire NCS; the impact of prior period business gains on current quarter CRO performance; the operating environment in the CRO industry; the impact of streamlining and cost reduction at the CRO organization; trends concerning CRO backlog; purchasing leverage; the formulary compliance program; the leveraging of costs; the impact of prebuys; the adequacy and availability of Omnicare's sources of liquidity and capital; the availability of external sources of financing; and the impact of new accounting rules and standards including SFAS
146. Such forward-looking statements involve actual known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions; trends for the continued growth of the businesses of Omnicare; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; delays and further reductions in governmental reimbursement to customers and to Omnicare as a result of pressures on federal and state budgets due to the continuing economic downturn and other factors; the overall financial condition of Omnicare's customers; Omnicare's ability to assess and react to the financial condition of customers; the impact of seasonality on the business of Omnicare; the ability of vendors to provide products and services to Omnicare; the continued successful integration of the CRO business and acquired companies, including APS, and the ability to realize anticipated economies of scale and cost synergies; the impact and pace of pharmaceutical price increases; increases or decreases in reimbursement; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; government budgetary pressures and shifting priorities; efforts by payors to control costs; the ability to consummate an acquisition transaction involving NCS; the outcome of litigation; the failure of Omnicare to obtain or maintain required regulatory approvals or licenses; loss or delay of CRO contracts for regulatory or other reasons; the ability of CRO projects to produce revenues in future periods; the ability to attract and retain needed management; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; the continued availability of suitable acquisition candidates; changes in tax law and regulation; volatility in Omnicare's stock price and in the financial markets generally; access to capital and financing; the demand for

Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; and changes in accounting rules and standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at September 30, 2002 include $40.0 million outstanding under its March 2001 three-year, $500.0 million variable-rate Revolving Credit Facility at an interest rate of LIBOR plus 1.375%, or 3.2% at September 30, 2002 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $0.4 million per year); $345.0 million outstanding under its 5.0% fixed rate convertible debentures, due 2007 (the "Convertible Debentures"); and $375.0 million outstanding under its 8.125% fixed rate Senior Notes, due 2011. At September 30, 2002, the fair value of Omnicare's Revolving Credit Facility approximates its carrying value, and the fair value of the Convertible Debentures and Senior Notes is approximately $310.9 million and approximately $390.9 million, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

         (a) Based on a recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

         (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 15, 2002, the Company entered into a settlement agreement that resolved all matters relating to the Neighborcare Litigation, described below, and resulted in a dismissal with prejudice of the Neighborcare Litigation. Neighborcare Pharmacy Services, Inc. ("Neighborcare"), a subsidiary of Genesis Health Ventures, Inc., filed suit in the Circuit Court for Baltimore County, Maryland (Case No. 03-C-99-007379), against Omnicare and Heartland Health Services ("HHS"), a joint venture in which an Omnicare subsidiary is a partner (the "Neighborcare Litigation") and sought substantial damages and injunctive relief. The Neighborcare Litigation related to certain service agreements between Neighborcare and HCR/Manorcare on the one hand, and Omnicare or HHS and HCR/Manorcare, on the other, under which pharmacy services are provided to nursing homes and other long-term care facilities operated by HCR/Manorcare. All parties to the settlement of the Neighborcare Litigation entered into mutual releases. The settlement did not involve any payments by Omnicare. The settlement had no adverse impact on Omnicare's results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits

             Exhibit
             Number                         Exhibit
             ------                         -------
             11           Computation of Earnings Per Common Share

             99.1         Certification of Chief Executive Officer of Omnicare, Inc. in
                          accordance with Section 906 of the Sarbanes-Oxley Act of 2002

             99.2         Certification of Chief Financial Officer of Omnicare, Inc. in
                          accordance with Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

             (I) During the quarter ended September 30, 2002, the Company filed a Report on Form 8-K on July 29, 2002 reporting, under Items 5 and 7, the filing of a press release announcing its offer to acquire NCS
                      Healthcare, Inc.

             (II) During the quarter ended September 30, 2002, the Company filed a Report on Form 8-K on August 14, 2002 reporting, under Items 7 and 9, the submission to the Secretary of the Securities and Exchange Commission of a "Statement Under Oath of Principal Executive Officer of Omnicare, Inc. Regarding Facts and Circumstances Relating to Exchange Act Filings" and a "Statement Under Oath of Principal Financial Officer of Omnicare, Inc. Regarding Facts and Circumstances Relating to Exchange Act Filings".

             (III) During the quarter ended September 30, 2002, the Company filed a Report on Form 8-K on August 19, 2002 reporting, under Item 5, that the Company entered into a settlement agreement on August 15, 2002, relating to the Neighborcare Litigation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Omnicare, Inc.
                                               --------------
                                               Registrant

Date:  November 14, 2002                       By:  /s/ David W. Froesel, Jr.
       -----------------                            ----------------------------
                                                    David W. Froesel, Jr.
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                          SECTION 302 CEO CERTIFICATION

I, Joel F. Gemunder, President and Chief Executive Officer of Omnicare, Inc. (the "Company"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
      -----------------

      /s/ Joel F. Gemunder
      --------------------
      Joel F. Gemunder
      President and Chief Executive Officer

                          SECTION 302 CFO CERTIFICATION

I, David W. Froesel, Jr., Senior Vice President and Chief Financial Officer of Omnicare, Inc. (the "Company"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
      -----------------

      /s/ David W. Froesel, Jr.
      ------------------------
      David W. Froesel, Jr.
      Senior Vice President and Chief Financial Officer