Form 10-K
period 2002-12-31
OMNICARE INC
filed 2003-03-27
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
      Title of Each Class                              on which Registered
      -------------------                              ---------------------
   Common Stock ($1.00 Par Value)                    New York Stock Exchange
   Preferred Share Purchase Rights (No Par Value)    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant's most recently completed second fiscal quarter (i.e., June 28, 2002) ($26.26 per share): $2,401,474,742.

As of February 28, 2003, the registrant had 94,200,104 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.'s ("Omnicare", the "Company" or the "Registrant") definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be held May 19, 2003, are incorporated by reference into Part III of this report. Definitive copies of its 2003 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                 OMNICARE, INC.

                          2002 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I

                                                                           PAGE
                                                                           ----

Item 1.   Business......................................................     3
Item 2.   Properties....................................................    19
Item 3.   Legal Proceedings.............................................    24
Item 4.   Submission of Matters to a Vote of Security Holders...........    24
             Executive Officers of the Company..........................    25

                                    PART II

Item 5.   Market for the Company's Common Equity and
          Related Stockholder Matters ..................................    26
Item 6.   Selected Financial Data ......................................    27
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    29
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....    50
Item 8.   Financial Statements and Supplementary Data...................    51
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................    92

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant............    92
Item 11.  Executive Compensation........................................    92
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.................    92
Item 13.  Certain Relationships and Related Transactions................    93
Item 14.  Controls and Procedures.......................................    93

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K................................................    93

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

We operate in two business segments. The largest segment, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in such facilities. We also provide consultant pharmacist services, including evaluating residents' drug therapy, monitoring the control, distribution and administration of drugs within the nursing facility and assisting in compliance with state and federal regulations. In addition, we provide ancillary services, such as infusion therapy and dialysis, distribute medical supplies and offer clinical and financial software information systems to our client long-term care facilities. At December 31, 2002, we served long-term care facilities comprising approximately 754,000 beds in 45 states. We also provide pharmaceutical case management services for those over 55 who have drug benefits under corporate-sponsored benefit programs.
The Pharmacy Services segment provides no services outside of the United States of America ("United States").

Our other business segment is contract research organization services ("CRO Services"). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries, operating in 28 countries around the world at December 31, 2002. Financial information regarding our business segments is presented at Note 16 (Segment Information) of the Notes to our 2002 Consolidated Financial Statements, included at Item 8 of this Filing.

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

We have also developed a proprietary software system for the use of our consultant pharmacists. The system, called OSC2OR'r' (Omnicare System of Clinical and Cost Outcomes Retrieval), enables our pharmacists not only to perform their above described functions efficiently but also provides the platform for consistent data retrieval for health outcomes research and management.

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

The Omnicare Geriatric Pharmaceutical Care Guidelines'r'

In June 1994, to enhance the pharmaceutical care management services that we offer, we introduced to our client facilities and their attending physicians the Omnicare Geriatric Pharmaceutical Care Guidelines'r' ("Omnicare Guidelines'r'") which we believe is the first clinically-based formulary for the elderly residing in long-term care institutions. The Omnicare Guidelines'r' presents an analysis ranking specific drugs in therapeutic classes as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in facilities and for those living independently. The clinical evaluations and rankings were developed exclusively for us by the University of the Sciences in Philadelphia (formerly the Philadelphia College of Pharmacy), an academic institution recognized for its expertise in geriatric long-term care. In addition, the Omnicare Guidelines'r' provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

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

Pharmaceutical Case Management

Combining our clinical resources, including the Omnicare Guidelines'r', health and outcomes management programs and our comprehensive database of medical and pharmacy data, we have begun to provide pharmaceutical case management services to seniors living independently who receive drug benefits under employer-sponsored benefit programs. Because seniors living independently are often under the care of multiple practitioners with no coordination of prescribing, this population is highly susceptible to drug-related problems. Omnicare Senior Health Outcomes addresses this need through programs designed to reduce unnecessary and inappropriate drug use, to optimize therapy for certain at-risk groups and to make therapeutic interventions in accordance with the Omnicare Guidelines'r' and health management programs. These services are provided on behalf of large corporate employers sponsoring health care benefits that seek to protect the safety and quality of healthcare for their retirees, employees and dependents while containing or reducing their costs.

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

By providing an infusion therapy program, we enable our client SNFs and NFs to admit and retain patients who otherwise would need to be cared for in an acute-care facility. The most common infusion therapies we provide are total parenteral nutrition, antibiotic therapy, pain management and hydration.

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

Other Services. We provide clinical care plan and financial information systems to our client facilities to assist them in determining appropriate care as well as in predicting and tracking costs. We also offer respiratory therapy products and durable medical equipment. We also offer respiratory therapy products and durable medical equipment. We provide comprehensive dialysis services on site in certain client long-term care facilities for residents with kidney failure or end-stage renal disease. Such services eliminate the need for transport of residents to off-site clinics for treatment, reducing trauma for the resident and costs for our client facilities. We continue to review the expansion of these as well as other products and services that may further enhance the ability of our client SNFs and NFs to care for their patients in a cost-effective manner.

Contract Research Organization Services

Our CRO Services segment provides comprehensive product development services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries.

CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering comprehensive and fully integrated clinical monitoring, quality assurance, data management, statistical analysis, medical writing and regulatory support for our clients' drug development programs. CRO Services has also provided certain pharmaceutics services, in parallel with the stages described above, including product dose form development, clinical manufacturing and process development for commercial manufacturing, the development of analytical methodology, execution of analytical tests, as well as stability testing, clinical packaging, storage, labeling and distribution. CRO Services operated in 28 countries at December 31, 2002, including the United States.

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

Inventories

We seek to maintain adequate on site inventories of pharmaceuticals and supplies to ensure prompt delivery service to our customers. Our primary wholesale distributor also maintains local warehousing in most major geographic markets in which we operate.

Competition

By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. We are the nation's largest provider of pharmaceuticals and related pharmacy services to long-term care institutions such as SNFs, ALFs, retirement centers and other institutional healthcare facilities. In the geographic regions we serve, we compete with local, regional and other national institutional pharmacies, pharmacies owned by long-term care facilities and numerous local retail pharmacies. We compete in these markets on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of our services, along with the clinical expertise, pharmaceutical technology and professional support we offer. Our CRO business competes against other full-service CROs and client internal resources. The CRO industry is highly fragmented with a number of full-service CROs and many small, limited-service providers, some of which serve only local markets. Clients choose a CRO based on, among other reasons, reputation, references from existing clients, the client's relationship with the CRO, the CRO's experience with the particular type of project and/or therapeutic area of clinical development, the CRO's ability to add value to the client's development plan, the CRO's financial stability and the CRO's ability to provide the full range of services on a global basis as required by the client. We believe that we compete favorably in these respects.

Backlog

Backlog is not a relevant factor in our Pharmacy Services segment since this segment's products and services are sold promptly on an as ordered basis. Our CRO Services segment reports backlog based on anticipated net revenue from uncompleted projects that have been authorized by the customer, through signed contracts, letter agreements and certain verbal commitments. Once work begins on a project, net revenue is recognized over the duration of the project. Using this method of reporting backlog, at December 31, 2002, backlog was approximately $181.6 million, as compared with approximately $195.5 million at December 31, 2001.

We believe that backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be delayed or terminated by the customer, or delayed by regulatory authorities. Moreover, the scope of work can be increased or decreased during the course of a project.

Customers

At December 31, 2002, our Pharmacy Services segment served long-term care facilities comprising approximately 754,000 beds in 45 states.

Our CRO Services segment serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies as well as smaller companies in the pharmaceutical and biotechnology industries.

No single customer comprised more than 10% of consolidated revenues in 2002 or 2001.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At December 31, 2002, we had pharmacy licenses for each pharmacy we operate. In addition, at December 31, 2002, we delivered prescription products from our licensed pharmacies to seven states in which we do not operate a pharmacy. These states regulate out-of-state pharmacies, however, as a condition to the delivery of prescription products to patients in these states. Our pharmacies hold the requisite licenses applicable in these states. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

As is the case for nursing home services generally, we receive reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. We believe that our reimbursement mix is in line with nursing home expenditures nationally. The table below represents our approximated payor mix for the last three years:

                                                              2002   2001   2000
                                                              ----   ----   ----
State Medicaid programs                                        46%    44%    43%
Private pay and long-term care facilities(a)                   44%    44%    46%
Federal Medicare programs(b)                                    2%     3%     3%
Other private sources(c)                                        8%     9%     8%
                                                              ----   ----   ----
   Totals                                                     100%   100%   100%
                                                              ====   ====   ====

(a) Includes payments from skilled nursing facilities on behalf of their federal Medicare program-eligible residents.
(b)  Includes direct billing for medical supplies.
(c)  Includes our contract research organization revenues.

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

Healthcare Reform and Federal Budget Legislation. In recent years, federal legislation has resulted in major changes in the healthcare system, and included other provisions which significantly affected healthcare providers, either nationally or at the state level. The BBA sought to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandated establishment of a PPS for SNFs under which facilities are paid a federal per diem rate for virtually all covered SNF services, including ancillary services such as pharmacy. Payment is determined by one of 44 resource utilization group ("RUG") categories. PPS was implemented for cost reporting periods beginning on or after July 1, 1998. The BBA also imposed numerous other cost savings measures affecting Medicare
SNF services.

The Medicare, Medicaid, SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") sought to mitigate the impact of the reimbursement cuts resulting from the BBA. While certain of the payment increases mandated by these two laws expired October 1, 2002, SNFs continue to benefit from a BBRA provision (subsequently modified by BIPA) that temporarily increases the PPS per diem rates for certain high-acuity patients, including medically-complex patients with generally higher pharmacy costs, pending revisions to the PPS. The increases will continue until the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration) implements a refined RUG system that better accounts for medically-complex patients. The Secretary of HHS did not implement such refinements in fiscal year 2003, and the Bush Administration has indicated that the refinements will not be implemented in fiscal year 2004. The revised rates may be more or less than the temporary statutory increases. The BBRA also provided for a 4% increase in payments otherwise determined under the BBA for all patient acuity categories for fiscal years 2001 and 2002. In addition, BIPA increased payment for the nursing component of each RUG category by 16.66% for services furnished between April 1, 2001 and October 1, 2002, and increased payment rates by 3.16% for all patients for fiscal year 2001. We believe these provisions of the BBRA and BIPA improved the financial condition of SNFs and provided incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill.

Moreover, BIPA further refined the consolidated billing requirements enacted under the BBA. Specifically, effective January 1, 2001, the law limits consolidated billing requirements to items and services furnished to SNF residents in a Medicare Part A covered stay and to therapy services covered under Part B. In other words, for residents not covered under a Part A stay, SNFs may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services.

As noted, certain payment increases in Medicare reimbursement for SNFs provided under the BBRA and BIPA expired on October 1, 2002 with no further action taken by Congress to date. Congress may consider these funding issues in 2003. If no additional legislation is enacted, the loss of revenues associated with this occurrence could have an adverse effect on the financial condition of the Company's SNF customers which, in turn, could adversely impact the timing or level of their payments to us. While it is hoped that Congress will restore some or all of these reimbursement amounts, no assurances can be given as to whether Congress will take action, the timing of any action or the form of such action, if any, that may be enacted.

Moreover, for several years, the federal government has examined the appropriateness of the "average wholesale price" ("AWP") as a basis for reimbursement of outpatient prescription drugs under Part B of the Medicare program and certain state Medicaid programs. AWP is an industry term that typically is understood to represent a suggested resale price for wholesale sales to pharmacies. The Company's revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. Discounted AWP plus a dispensing fee is also the basis for many state Medicaid programs' reimbursement of drugs to pharmacy providers for Medicaid beneficiaries generally as well as under certain private reimbursement programs. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, it could adversely affect the Company's reimbursement.

With respect to Medicaid, the BBA repealed the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid NFs effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including NFs and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Moreover, no assurances can be given that additional Medicaid programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. Our operations have not been adversely affected in states with managed care programs in effect. Many states, however, are facing significant budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs. There can be no assurance that future changes in Medicaid payments to pharmacies, NFs or managed care systems will not have an adverse impact on our business.

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

Contract Research Organization Services. The preclinical, clinical, manufacturing, analytical and clinical trial supply services performed by our CRO Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products made as a result of these services.

The industry standard for conducting clinical testing is embodied in the good clinical practice ("GCP") and Investigational New Drugs ("IND") regulations administered by the FDA. Research conducted at institutions supported by funds from the National Institutes of Health ("NIH") must also comply with multiple project assurance agreements and guidelines administered by NIH and the HHS Office of Research Protection. The requirements for facilities engaging in pharmaceutical, analytical, manufacturing, clinical trial, supply preparation, labeling and distribution are set forth in the GMP regulations and in GCP guidelines. The U.S. and European Union ("EU") also recognize the Guidelines for Good Clinical Practice adopted by the International Conference on Harmonisation ("ICH"). GCP, IND and GMP regulations, and ICH guidelines, have been mandated by the FDA and the European Medicines Evaluation Agency (the "EMEA") and have been adopted by similar regulatory authorities in other countries. GCP, IND and GMP regulations, and ICH guidelines, stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standard operating procedures ("SOPs") are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, our CRO Services has a worldwide staff of experienced quality assurance professionals which monitor ongoing compliance with these regulations and guidelines by auditing study data and conducting regular inspections of testing procedures and facilities. The FDA and other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with GCP and IND provisions. These provisions include:

     o complying with specific regulations governing the selection of qualified investigators;

     o    obtaining specific written commitments from the investigators;

     o    disclosure of financial conflicts of interest;

     o    verifying that patient informed consent is obtained;

     o    instructing investigators to maintain records and reports;

     o    verifying drug or device accountability; and

     o permitting appropriate governmental authorities access to data and study sites for their review and inspection.

Records for clinical studies must be maintained for specific periods for inspection by the FDA, EU or other authorities during audits. Non-compliance with GCP or IND requirements can result in the disqualification of data collected during the clinical trial and may lead to debarment of an investigator or CRO if fraud is detected.

CRO Services' SOPs related to clinical studies are written in accordance with regulations and guidelines appropriate to a global standard with regional variations in the regions where they will be used, thus helping to ensure compliance with GCP. CRO Services also generally complies with a reasonable interpretation of the ICH Guideline for Good Clinical Practice, EU GCP regulations and U.S. GCP regulations for North America.

Manufacturing, analytical and other laboratories in the United States are subject to licensing and regulation under federal, state and local laws relating to maintenance of appropriate processes and procedures under the Clinical Laboratories Improvement Act ("CLIA"), hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of our laboratories operated in material compliance with applicable federal and state laws and regulations relating to maintenance of trained personnel, proper equipment processes and procedures required by CLIA regulations of HHS, and the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency and the Occupational Safety and Health Administration. Certain of our facilities engaged in drug development activities involving controlled substances. The use of, and accountability for, controlled substances are regulated by the United States Drug Enforcement Administration. Our relevant employees received initial and periodic training to ensure compliance with applicable hazardous material regulations and health and safety guidelines.

Although we believe that we are in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Health Information Practices. The Company and the healthcare industry generally also are impacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to enhance the efficiency and simplify the administration of the healthcare system. In addition, HIPAA requires HHS to adopt standards for electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement. While HIPAA ultimately is designed to reduce administrative expenses within the healthcare system, the law likely will initially require significant, and possibly costly, changes for the industry. The Electronic Healthcare Transactions and Code Sets have gone into effect, but entities have until October 16, 2003 to comply with them, as long as they filed for a compliance extension. The Company filed for such an extension. Most entities, including the Company, must comply with the HIPAA privacy standards by April 14, 2003. On February 20, 2003, HHS published standards for the security of electronic health information. The Company must comply with the requirements of the security standards by April 21, 2005. Based on current information, we believe we will be able to fully comply with HIPAA requirements; however, we cannot at this time estimate the cost of compliance or if implementation of the HIPAA standards will result in an adverse effect on the Company's operations or profitability, or that of its customers.

Compliance Program and Corporate Integrity Agreement. The Office of Inspector General ("OIG") has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. In 1998, Omnicare voluntarily adopted a compliance program to assist us in complying with applicable government regulations. In addition, in April 1998, Home Pharmacy Services, Inc. ("Home"), one of our wholly-owned subsidiaries, entered into a settlement agreement with the U.S. Department of Justice and the State of Illinois regarding certain practices involving refunds for returned drugs. Under the Settlement Agreement, Home paid $5.3 million in fines and restitution to the United States and Illinois, and Omnicare and Home agreed to a corporate integrity program for four years, which includes annual reporting obligations. The terms of the corporate integrity agreement expired in April 2002. Neither Omnicare nor any of its other operating units were implicated in the government investigation. The Company is continuing to maintain its compliance program.

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

Employees

At December 31, 2002, we employed approximately 9,500 persons (including 3,600 part-time employees), approximately 9,100 and 400 of whom were located within and outside the United States, respectively.

Available Information

We make available free of charge on or through our Internet Web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our Corporate Web site address is http://www.omnicare.com.

ITEM 2 - PROPERTIES

We have offices, distribution centers and other key operating facilities in various locations in and outside the United States. As of December 31, 2002, we operated a total of 155 facilities, five of which we owned. A list of the 75 more significant facilities (defined as having at least 10,000 square feet) we operated as of December 31, 2002 follows, grouped by segment and summarized by location. The owned properties are held in fee and are not subject to any material encumbrance. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

                                                      Owned Area           Leased Area
                                                                   -----------------------------
          Location                     Type           (sq. ft.)    (sq. ft.)   Expiration Date
-----------------------------   -------------------   ----------   ---------   -----------------
Pharmacy Services:

Livonia, Michigan                   Offices and             --       50,438    May 31, 2007
                                Distribution Center

Des Plaines, Illinois               Offices and             --       47,971    May 31, 2008
                                Distribution Center

Milwaukee, Wisconsin                Offices and             --       41,816    March 31, 2009
                                Distribution Center

Perrysburg, Ohio                    Offices and         40,500           --           --
                                Distribution Center

Kirkland, Washington                Offices and             --       38,689    April 14, 2008
                                Distribution Center

Cheshire, Connecticut               Offices and             --       38,400    June 30, 2010
                                Distribution Center

Louisville, Kentucky                Offices and                      38,275    Month-to-Month
                                Distribution Center         --

Florissant, Missouri                Offices and         38,014           --           --
                                Distribution Center

Kansas City, Missouri               Offices and             --       36,048    October 21, 2009
                                Distribution Center

Toledo, Ohio                    Distribution Center         --       36,039    March 31, 2004

Hunt Valley, Maryland               Offices and             --       30,600    January 31, 2007
                                Distribution Center

Rockford, Illinois                  Offices and             --       29,100    November 30, 2009
                                Distribution Center

                                                      Owned Area           Leased Area
                                                                   ------------------------------
          Location                     Type           (sq. ft.)    (sq. ft.)    Expiration Date
-----------------------------   -------------------   ----------   ---------   ------------------

Salt Lake City, Utah                Offices and             --       28,400    January 31, 2009
                                Distribution Center

Crystal, Minnesota                  Offices and             --       28,255    January 31, 2008
                                Distribution Center

Portland, Oregon                    Offices and             --       28,150    April 30, 2008
                                Distribution Center

Decatur, Illinois                   Offices and         21,070        6,600    Month-to-Month
                                Distribution Center

Des Plaines, Illinois               Offices and             --       26,673    May 31, 2008
                                Distribution Center

Plainview, New York                 Offices and             --       25,500    June 30, 2005
                                Distribution Center

Indianapolis, Indiana           Distribution Center         --       25,500    July 31, 2005


Chestnut Ridge, New York            Offices and             --       24,429    May 31, 2009
                                Distribution Center

Cincinnati, Ohio                    Offices and             --       24,375    September 30, 2009
                                Distribution Center

Oklahoma City, Oklahoma             Offices and             --       24,000    Month-to-Month
                                Distribution Center

Hickory, North Carolina             Offices and         24,000           --           --
                                Distribution Center

Indianapolis, Indiana               Offices and             --       23,740    June 30, 2010
                                Distribution Center

Griffith, Indiana                   Offices and             --       23,600    April 1, 2012
                                Distribution Center

Wadsworth, Ohio                     Offices and             --       22,960    June 30, 2006
                                Distribution Center

Pittsburgh, Pennsylvania            Offices and             --       22,677    January 31, 2009
                                Distribution Center

Mentor, Ohio                        Offices and             --       22,364    August 1, 2007
                                Distribution Center

                                                      Owned Area            Leased Area
                                                                   ------------------------------
          Location                     Type           (sq. ft.)    (sq. ft.)    Expiration Date
-----------------------------   -------------------   ----------   ---------   ------------------
Rochester, New York                 Offices and             --       22,240    June 30, 2006
                                Distribution Center

Milford, Ohio                       Offices and             --       22,000    December 31, 2007
                                Distribution Center

Malta, New York                     Offices and             --       20,930    October 31, 2004
                                Distribution Center

Maumee, Ohio                    Distribution Center         --       20,692    Month-to-Month

Greensburg, Pennsylvania            Offices and             --       20,000    February 3, 2006
                                Distribution Center

Henderson, Kentucky                 Offices and             --       20,000    December 31, 2007
                                Distribution Center

St. Petersburg, Florida             Offices and             --       19,835    April 30, 2007
                                Distribution Center

Spartanburg, South Carolina         Offices and          9,500       10,000    Month-to-Month
                                Distribution Center

Longwood, Florida                   Offices and             --       19,200    December 31, 2003
                                Distribution Center

Boca Raton, Florida                 Offices and             --       18,661    December 31, 2007
                                Distribution Center

Springfield, Ohio                   Offices and             --       18,000    December 31, 2003
                                Distribution Center

Peabody, Massachusetts              Offices and             --       17,500    April 30, 2007
                                Distribution Center

Naperville, Illinois                  Offices               --       17,400    October 31, 2004

Springfield, Missouri               Offices and             --       17,000    September 30, 2003
                                Distribution Center

Pompton Plains, New Jersey          Offices and             --       16,041    August 5, 2003
                                Distribution Center

Englewood, Ohio                     Offices and             --       15,000    January 31, 2004
                                Distribution Center

West Seneca, New York               Offices and             --       15,000    August 31, 2004
                                Distribution Center

                                                      Owned Area            Leased Area
                                                                   ------------------------------
          Location                     Type           (sq. ft.)    (sq. ft.)    Expiration Date
-----------------------------   -------------------   ----------   ---------   ------------------
West Boylston, Massachusetts        Offices and           --         14,800    May 3, 2003
                                Distribution Center

Fort Worth, Texas                   Offices and           --         14,500    June 30, 2004
                                Distribution Center

Ashland, Kentucky                   Offices and           --         14,000    October 31, 2003
                                Distribution Center

Sioux Falls, South Dakota           Offices and           --         13,921    May 31, 2004
                                Distribution Center

Spokane, Washington                 Offices and           --         13,750    October 31, 2006
                                Distribution Center

Columbus, Ohio                      Offices and           --         13,600    June 30, 2004
                                Distribution Center

Dixon, Illinois                     Offices and           --         13,445    June 30, 2004
                                Distribution Center

Houston, Texas                      Offices and           --         13,235    September 30, 2004
                                Distribution Center

Garndiner, Maine                    Offices and           --         13,000    October 31, 2007
                                Distribution Center

Van Nuys, California                Offices and           --         12,555    Month-to-Month
                                Distribution Center

Alexandria, Louisiana               Offices and           --         12,000    May 7, 2004
                                Distribution Center

Prattville, Alabama                 Offices and           --         11,881    August 28, 2008
                                Distribution Center

Yakima, Washington                  Offices and           --         11,500    February 28, 2005
                                Distribution Center

Thomasville, North Carolina         Offices and           --         11,325    Month-to-Month
                                Distribution Center

South Elgin, Illinois               Offices and           --         11,175    August 1, 2007
                                Distribution Center

                                                      Owned Area           Leased Area
                                                                   ------------------------------
          Location                     Type           (sq. ft.)    (sq. ft.)    Expiration Date
-----------------------------   -------------------   ----------   ---------   ------------------
Peoria, Illinois                    Offices and           --         11,022    July 31, 2004
                                Distribution Center

West Branch, Michigan               Offices and           --         10,950    May 31, 2011
                                Distribution Center

Wilson, North Carolina              Offices and           --         10,800    June 15, 2004
                                Distribution Center

Marion, Indiana                     Offices and           --         10,320    February 23, 2006
                                Distribution Center

Cherry Hill, New Jersey             Offices and           --         10,000    July 31, 2010
                                Distribution Center

Cleveland, Tennessee                Offices and           --         10,000    July 1, 2015
                                Distribution Center

CRO Services:

King of Prussia, Pennsylvania         Offices             --        150,000    June 30, 2010

Cologne, Germany                      Offices             --         27,028    March 31, 2003

Troy, New York                        Offices             --         25,124    March 31, 2005

Chippenham,                           Offices             --         20,000    June 23, 2016
United Kingdom

Schwalbach, Germany                   Offices             --         16,533    August 31, 2003

Bad Soden, Germany                  Offices and           --         12,712    June 30, 2004
                                    Laboratories

Deerfield, Illinois                   Offices             --         10,000    September 30, 2007

Corporate:

Covington, Kentucky                   Offices             --         42,795    December 31, 2012

Fort Wright, Kentucky                 Offices             --         14,237    March 31, 2008

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal or governmental proceedings to which we are a party or to which any of our property is subject that we believe would have a material adverse effect on us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of February 28, 2003 are as follows:

      Name              Age              Office               First Elected
---------------------   ---   ---------------------------   ------------------
Edward L. Hutton        83    Chairman                      May 20, l98l

Joel F. Gemunder        63    President and                 May 20, l98l
                              Chief Executive Officer

Patrick E. Keefe        57    Executive Vice                April 11, 1993
                              President - Operations

Timothy E. Bien         52    Senior Vice President -       May 20, 1996
                              Professional Services
                              and Purchasing

Jack M. Clark, Jr.      52    Senior Vice President -       September 25, 2002
                              Sales and Marketing

David W. Froesel, Jr.   51    Senior Vice President         March 4, 1996
                              and Chief Financial Officer

Cheryl D. Hodges        51    Senior Vice President         August 4, l982
                              and Secretary

Peter Laterza           45    Vice President and            August 5, 1998
                              General Counsel

All of the executive officers listed above have been actively engaged in our business for the past five years, with the exceptions of Mr. Laterza and Mr. Clark. Mr. Laterza was Assistant General Counsel of The Pittston Company from October 1993 to June 1998. Mr. Clark was Vice President - Field Sales for Fisher Scientific International, Inc. from August 2001 to August 2002. Prior to that, Mr. Clark was Senior Vice President - Sales and Marketing and later Group Vice President of Owens & Minor, Inc. from November 1997 to November 2000, and November 2000 to August 2001, respectively. Mr. Clark's preceding experience includes sales and marketing positions of increasing responsibility with The Coca-Cola Company and the Procter & Gamble Company.

Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors which follows the annual meeting of stockholders each year.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2002 and 2001.

                                         2002               2001
                                   ----------------   ----------------
                                    High      Low      High       Low
                                   ------    ------   ------    ------
First Quarter                      $25.89    $20.85   $22.99    $17.75
Second Quarter                     $28.35    $23.84   $22.65    $18.75
Third Quarter                      $25.44    $18.41   $26.00    $19.00
Fourth Quarter                     $24.22    $19.52   $25.01    $18.30

The number of holders of record of our Common Stock on February 28, 2003 was 2,444. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

On February 6, 2003, the Board of Directors approved a quarterly cash dividend of $0.0225, for an indicated annual rate of $0.09 per common share for 2003, which is consistent with annual dividends paid per common share for the 2002 and 2001 years. It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon our earnings and financial condition and other factors not currently determinable.

Recent Sales of Unregistered Securities

We, as part of our acquisition program, have historically issued our common shares and warrants ("Securities") from time to time in private transactions not registered under the Securities Act of 1933 in connection with the purchase of the assets or stock of businesses acquired. During the quarter and year ended December 31, 2002, no transactions were completed involving unregistered Securities. When such Securities are issued, they are issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act.

ITEM 6 - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which should be read in conjunction with our Consolidated Financial Statements and related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Items 8 and 7, respectively, of this Filing.

Five-Year Summary of Selected Financial Data

Omnicare, Inc. and  Subsidiary Companies
(in thousands, except per share data)

                                                                  For the years ended and at December 31,
                                                  --------------------------------------------------------------
                                                     2002         2001         2000         1999         1998
                                                  ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA: (a)(b)(c)

Total net sales (d)                               $2,632,754   $2,183,036   $1,987,839   $1,880,998   $1,536,224
                                                  ==========   ==========   ==========   ==========   ==========
Net income                                        $  125,906   $   74,271   $   48,817   $   57,721   $   80,379
                                                  ==========   ==========   ==========   ==========   ==========
Earnings per share data:
   Basic                                          $     1.34   $     0.80   $     0.53   $     0.63   $     0.90
                                                  ==========   ==========   ==========   ==========   ==========
   Diluted                                        $     1.33   $     0.79   $     0.53   $     0.63   $     0.90
                                                  ==========   ==========   ==========   ==========   ==========
Dividends per share                               $     0.09   $     0.09   $     0.09   $     0.09   $     0.08
                                                  ==========   ==========   ==========   ==========   ==========
Weighted average number of
      common shares outstanding:
         Basic                                        94,168       93,124       92,012       90,999       89,081
                                                  ==========   ==========   ==========   ==========   ==========
         Diluted                                      94,905       93,758       92,012       91,238       89,786
                                                  ==========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA: (a)
Cash and cash equivalents (including
   restricted cash)                               $  141,083   $  171,318   $  113,907   $   97,267   $   54,312
Working capital                                      704,908      658,321      560,729      430,102      369,749
Total assets                                       2,427,585    2,290,276    2,210,218    2,167,973    1,903,829
Long-term debt (excluding current portion) (e)       720,187      750,669      780,706      736,944      651,556
Stockholders' equity                               1,275,062    1,149,783    1,068,423    1,028,380      963,471

OTHER FINANCIAL DATA: (a)
EBITDA (f)                                        $  301,849   $  247,564   $  204,660   $  205,669   $  203,757
Net cash flows from operating activities             159,109      153,087      132,701      101,114       89,507
Net cash flows from investing activities            (152,383)     (46,802)     (76,116)    (203,517)    (449,718)
Capital expenditures (g)                              24,648       26,222       32,423       58,749       53,179
Net cash flows from financing activities             (37,966)     (49,555)     (41,777)     145,502      276,652

The financial information above should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) Omnicare, Inc. ("Omnicare" or the "Company") has had an active acquisition program in effect since 1989. See Note 2 of the Notes to Consolidated Financial Statements for information concerning these acquisitions.

(b) Included in the net income amounts are the following aftertax charges (credits) (in thousands):

                                                   2002         2001         2000         1999       1998
                                                  -------      -------      -------      -------    -------
Restructuring and other related charges           $14,381(1)   $11,374(1)   $17,135(1)   $22,698    $ 2,689
Other expense                                          --        2,987(2)        --           --         --
Acquisition expenses, pooling-of-interests             --           --           --         (376)    13,869
                                                  -------      -------      -------      -------    -------
   Total                                          $14,381      $14,361      $17,135      $22,322    $16,558
                                                  =======      =======      =======      =======    =======

     (1)  See Note 13 of the Notes to Consolidated Financial Statements.

     (2)  See Note 14 of the Notes to Consolidated Financial Statements.

(c) In accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), Omnicare discontinued amortization of goodwill as of January 1, 2002. Accordingly, no goodwill amortization was recorded during the year ended December 31, 2002. Included in the net income amounts are the following aftertax goodwill amortization expense amounts (in thousands):

                                                  2002    2001      2000      1999      1998
                                                  ----   -------   -------   -------   -------
Goodwill amortization                              $--   $20,583   $20,582   $19,675   $13,649
                                                  ====   =======   =======   =======   =======

(d) In accordance with the adoption of Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), Omnicare has recorded reimbursements received for "out-of-pocket" expenses on a grossed-up basis in the income statement as revenues and direct costs. EITF No. 01-14 relates solely to the Company's contract research services business. The prior year income statements have also been adjusted to reflect the impact of EITF No. 01-14, as required per U.S. Generally Accepted Accounting Principles ("GAAP").

(e) In 2001, the Company issued $375.0 million of Senior Subordinated Notes due 2011. See Note 7 of the Notes to Consolidated Financial Statements.

(f) "EBITDA" represents earnings before interest, income taxes, depreciation and amortization. Omnicare believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt; however, EBITDA does not represent net cash flows from operating activities, as defined by U.S. GAAP, and should not be considered as a substitute for net income as an indicator of Omnicare's operating performance or operating cash flows as a measure of liquidity.
     Omnicare's calculation of EBITDA may differ from the calculation of EBITDA by others. The following is a reconciliation of the EBITDA calculation (in thousands):

                                                  2002       2001       2000       1999       1998
                                                --------   --------   --------   --------   --------
Net income                                      $125,906   $ 74,271   $ 48,817   $ 57,721   $ 80,379
Add: Income taxes                                 77,145     45,514     28,706     33,950     55,487
   Interest expense, net of investment income     53,535     53,709     53,164     44,634     20,255
   Depreciation and amortization                  45,263     74,070     73,973     69,364     47,636
                                                --------   --------   --------   --------   --------
EBITDA                                           301,849    247,564    204,660    205,669    203,757
Subtract: Income taxes                           (77,145)   (45,514)   (28,706)   (33,950)   (55,487)
      Interest expense, net of
         investment income                       (53,535)   (53,709)   (53,164)   (44,634)   (20,255)
      Changes in assets and liabilities,
         net of effects from acquisition
         of businesses                           (67,711)   (40,860)   (43,389)   (75,298)   (60,440)
Add: Deferred tax provision                       15,428     17,305     19,767     23,073      7,579
   Provision for doubtful accounts                31,163     25,490     26,729     22,056     12,405
   Non-cash portion of restructuring
      charges                                      9,060      2,811      6,804      4,198      1,948
                                                --------   --------   --------   --------   --------
Net cash flows from operating activities        $159,109   $153,087   $132,701   $101,114   $ 89,507
                                                ========   ========   ========   ========   ========

(g) Primarily represents the purchase of computer equipment and software, machinery and equipment, and furniture, fixtures and leasehold improvements.

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

Results of Operations
--------------------------------------------------------------------------------

The following table presents net sales and results of operations for Omnicare, Inc. ("Omnicare" or the "Company"), for each of the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts). In accordance with the SEC's recent release entitled "Conditions for Use of Non-GAAP Financial Measures," the Company has disclosed in this report, with the exception of earnings before interest, income taxes, depreciation and amortization ("EBITDA") (discussed below), only those measures that are in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP").

                                              For the years ended December 31,
                                            ------------------------------------
                                               2002         2001         2000
                                            ------------------------------------
Total net sales                             $2,632,754   $2,183,036   $1,987,839
                                            ==========   ==========   ==========

Net income                                  $  125,906   $   74,271   $   48,817
                                            ==========   ==========   ==========
Earnings per share:
   Basic                                    $     1.34   $     0.80   $     0.53
                                            ==========   ==========   ==========
   Diluted                                  $     1.33   $     0.79   $     0.53
                                            ==========   ==========   ==========

EBITDA(a)                                   $  301,849   $  247,564   $  204,660
                                            ==========   ==========   ==========

(a) See Five-Year Summary of Selected Financial Data for a reconciliation of EBITDA to net cash flows from operating activities.

The Company believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt; however, EBITDA does not represent net cash flows from operating activities, as defined by U.S. GAAP, and should not be considered as a substitute for net earnings as an indicator of the Company's operating performance or operating cash flows as a measure of liquidity. The Company's calculation of EBITDA may differ from the calculation of EBITDA by others.

The Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), which requires that, in cases where a company acts as a principal, reimbursements received for "out-of-pocket" expenses incurred be characterized as revenue and the associated costs be included as expenses in the Company's income statement. As a result of this accounting pronouncement, which affects only the Company's Contract Research Organization ("CRO") business, CRO revenues and direct costs may fluctuate significantly based on the timing of when reimbursable expenses are incurred. EITF No. 01-14 had the effect of increasing both sales and cost of sales by $26.3 million, $23.9 million and $16.5 million pretax for the years ended December 31, 2002, 2001 and 2000, respectively. Accordingly, it had no impact on operating or net income.

Effective January 1, 2002, in accordance with U.S. GAAP, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), eliminating the amortization of goodwill related to acquisitions. Accordingly, no goodwill amortization was recorded during the 2002 year. This accounting standard would have had the effect of adding approximately $33.2 million pretax ($20.6 million aftertax, or $0.22 per diluted share) and $32.7 million pretax ($20.6 million aftertax, or $0.22 per diluted share) to net income for the years ended December 31, 2001 and 2000, respectively.

2002 vs. 2001
--------------------------------------------------------------------------------

Consolidated

Total net sales for 2002 increased to $2,632.8 million from $2,183.0 million in 2001. Diluted earnings per share were $1.33 for the year ended December 31, 2002 versus $0.79 in 2001. Net income for 2002 was $125.9 million versus $74.3 million in 2001. EBITDA for 2002 totaled $301.8 million in comparison with $247.6 million for 2001.

Included in 2002 and 2001 were aggregate charges of $23.2 million and $18.3 million pretax, respectively ($14.4 million and $11.4 million aftertax, or $0.15 and $0.12 per diluted share, respectively), relating to the Phase II productivity and consolidation program described hereafter under "Restructuring and Other Related Charges." The charges were primarily comprised of employee severance pay, employment agreement buy-out costs, lease termination costs, the write-off of leasehold improvements and other assets, and professional fees and other facility exit costs.

Included in the 2001 results are other expense items totaling $4.8 million pretax ($3.0 million aftertax, or $0.03 per diluted share). Specifically, in early 2001, Omnicare recorded a $1.8 million pretax special charge representing a repayment to the Medicare program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration (now known as the Centers for Medicare & Medicaid Services) for review and determination of the amount of overpayment. Further, the Company recorded a $3.0 million pretax special charge in mid 2001, representing a settlement in June 2001 of certain contractual issues with a customer, which issues and amount relate to prior year periods.

Pharmacy Services Segment

Omnicare's Pharmacy Services segment recorded sales of $2,467.2 million for the year ended December 31, 2002, exceeding the 2001 amount of $2,033.8 million by $433.4 million, or 21.3%. At December 31, 2002, Omnicare served long-term care facilities comprising approximately 754,000 beds as compared with approximately 662,000 beds served at December 31, 2001. The increase in beds served was a result of the acquisition of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"), as discussed below, and the efforts of the Company's National Sales & Marketing Group and pharmacy staff to develop new contracts with long-term care facilities. The increase in sales relating to the APS acquisition approximated $240 million. Additionally, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation, and the increased market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. Lower government reimbursement formulas in some states partially offset the increase in pharmacy sales. The Company estimates that drug price inflation for its highest dollar volume products in 2002 was approximately 5%.

Operating profit of the Pharmacy Services segment was $288.2 million in 2002, an $87.4 million improvement as compared with the $200.8 million earned in 2001. As a percentage of the segment's sales, operating profit was 11.7% in 2002, compared with 9.9% in 2001. The improved operating profit was primarily the result of increased sales, as discussed above, a lower operating cost structure reflecting principally the impact of the productivity and consolidation initiative started in the third quarter of 2001 (the "Phase II Program"), the overall synergies realized from the APS integration (although margins were initially unfavorably impacted early in 2002 by the addition of the lower margin APS business), the exclusion of goodwill amortization in 2002 as previously discussed (an expense that totaled $32.1 million pretax in 2001), the year-to-year $1.7 million favorable impact of restructuring charges (which totaled $6.8 million pretax in 2002 compared with $8.5 million pretax in 2001), and other expense items in 2001 totaling $4.8 million pretax. Improvement in operating performance in 2002 was also attributable to a more stable and gradually improving operating environment in the skilled nursing facility ("SNF") market, a result of enactment of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). However, certain payment increases provided under these acts expired on October 1, 2002 with no further action taken by Congress to date. The impact of these expirations on the Company's customers did not result in a significant impact to Omnicare in 2002. Congress may consider these funding issues in 2003, however, if no additional legislation is enacted, the loss of revenues associated with this occurrence could have an adverse effect on the financial condition of the Company's SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare. Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets due to the economic downturn which has led to decreasing reimbursement rates in certain states. While the Company has managed to adjust to these pricing pressures to date, such pressures are likely to continue or escalate if economic recovery does not emerge and there can be no assurance that such occurrence will not have an adverse impact on the Company's business.

In January 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of APS. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs which aggregated approximately $114 million (including an adjustment based on the closing balance sheet review). Up to an additional $18.0 million in total deferred payments may become payable in annual increments of up to $6.0 million each, contingent upon future performance, as evaluated in the first quarter of each of the next three years.

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

On January 15, 2003, Omnicare closed its $5.50 per share cash tender offer for all of the issued and outstanding shares of Class A common stock and Class B common stock of NCS HealthCare, Inc. ("NCS"). Omnicare accepted, on January 15, 2003, all validly tendered shares for payment (totaling 17,510,126 shares of Class A common stock, representing approximately 94% of the then-outstanding Class A common stock, and 5,038,996 shares of Class B common stock, representing 100% of the then-outstanding Class B common stock). Omincare subsequently acquired the remaining shares of Class A Common Stock of NCS.

The acquisition of NCS, to be accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $493 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility.

At the time of the acquisition, NCS provided professional pharmacy and related services to long-term care facilities, including skilled nursing centers and assisted living facilities comprising approximately 199,000 beds in 33 states and managed hospital pharmacies in 10 states. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition, while broadening Omnicare's geographical reach. The net assets and operating results of NCS will be included from the date of acquisition in the Company's financial statements beginning in the first quarter of 2003.

CRO Services Segment

Omnicare's CRO Services segment recorded revenues of $165.5 million for the year ended December 31, 2002, which were $16.2 million, or 10.9%, greater than the $149.3 million recorded in 2001. In accordance with EITF No. 01-14, the Company included $26.3 million and $23.9 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2002 and 2001, respectively. Despite volatility in revenues in the latter half of 2002 related to client-driven delays or cancellations of certain projects, the increase in CRO Services revenue was achieved due to solid business gains arising from the efforts of the Company's integrated global selling efforts and relative stability in the overall drug research market. Higher levels of demand were recognized from both major pharmaceutical manufacturers and biotechnology companies, and the Company's expanding presence throughout the world. Operating income in the CRO Services segment was $4.6 million in 2002 compared with $2.5 million in 2001. As a percentage of the segment's revenue, operating profit was 2.8% in 2002 compared with 1.7% in 2001. The improvement in operating performance was attributable to the favorable impact of the aforementioned increase in revenues, the realization of benefits from the Company's initiatives to integrate and streamline the organization, and the exclusion of goodwill amortization in 2002 (which totaled $1.1 million pretax in 2001). Offsetting the improvement in operating performance was the $6.6 million year-to-year impact of restructuring charges associated with the Phase II productivity and consolidation program, which totaled $16.4 million pretax in 2002 compared with $9.8 million in 2001. Backlog at December 31, 2002 was $181.6 million, representing a decrease of $13.9 million from December 31, 2001 backlog of $195.5 million due to projects moving out of backlog, as well as the cancellation of certain projects in 2002.

Consolidated

The Company's consolidated gross profit of $691.1 million increased $111.7 million in 2002 from the prior year amount of $579.4 million. Gross profit as a percentage of total net sales of 26.2% in the year ended December 31, 2002, was slightly lower than the 26.5% experienced during 2001. Positively impacting overall gross profit was the Company's purchasing leverage associated with the procurement of pharmaceuticals, due in part to efforts in integrating the APS business and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies through the reduced cost structure brought about by the Phase II Program. These favorable factors were offset primarily by the initial impact of the lower-margin APS business and, to a lesser extent, the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins, and the effects of lower government reimbursement formulas in some states.

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

Increased leverage in purchasing favorably impacts gross profit and is primarily derived through discounts from suppliers. Leveraging of fixed and variable overhead costs primarily relates to generating higher sales volumes from pharmacy facilities with no increase in fixed costs (e.g., rent) and minimal increases in variable costs (e.g., utilities), as well as the elimination of pharmacies through the Company's productivity and consolidation initiatives, further discussed below. The Company believes it will be able to continue to leverage fixed and variable overhead costs through internal and acquired growth. The Company is generally able to obtain price increases to cover drug price inflation.
In order to enhance its gross profit margins, the Company strategically allocates its resources to those activities that will increase internal sales growth and favorably impact sales mix, or will lower costs. In addition, through the ongoing development of its pharmaceutical purchasing programs, the Company is able to obtain discounts and thereby manage its pharmaceutical costs.

Omnicare's selling, general and administrative ("operating") expenses for the year ended December 31, 2002 of $411.3 million were higher than the 2001 amount of $349.5 million, by $61.8 million, due to the overall growth of the business, including the acquisition of APS. Operating expenses as a percentage of total net sales, however, totaled 15.6% in 2002, representing a decline from the 16.0% experienced in 2001. This decline is due to the year-over-year favorable impact of the Phase II Program and the leveraging of fixed and variable overhead costs over a larger sales base in 2002 than that which existed in 2001.

Investment income for the year ended December 31, 2002 was $3.3 million, an improvement of $0.7 million over the 2001 year. Larger average invested cash balances during 2002 as compared with 2001, partially offset by the impact of lower interest rates in 2002 versus 2001, was the primary driver of the slight increase in investment income.

Interest expense during 2002 of $56.8 million was relatively consistent with the comparable prior year amount of $56.3 million.

The effective income tax rate was 38% in 2002, consistent with the prior year. The effective tax rates in 2002 and 2001 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

2001 vs. 2000
--------------------------------------------------------------------------------

Consolidated

Total net sales for 2001 increased to $2,183.0 million from $1,987.8 million in 2000. Diluted earnings per share were $0.79 for the year ended December 31, 2001 versus $0.53 in 2000. Net income for 2001 was $74.3 million versus $48.8 million in 2000. EBITDA for 2001 was $247.6 million in comparison to $204.7 million for 2000.

Included in 2001 and 2000 were aggregate charges of $18.3 million and $27.2 million pretax ($11.4 million and $17.1 million aftertax, or $0.12 and $0.19 per diluted share, respectively) relating to certain productivity and consolidation programs described hereafter under "Restructuring and Other Related Charges." Additionally, included in the 2001 period were other expense items totaling $4.8 million pretax ($3.0 million aftertax), described in detail above.

Pharmacy Services Segment

Omnicare's Pharmacy Services segment recorded sales of $2,033.8 million for the year ended December 31, 2001, exceeding the 2000 amount of $1,858.7 million by $175.1 million, or 9.4%. The increase represents the continued internal growth of the Pharmacy Services business, due primarily to net growth in the number of nursing facility residents serviced, the expansion of clinical programs, and a favorable shift in the mix toward new, higher-priced branded pharmaceuticals. The growth in the number of residents serviced was generated through the efforts of the Company's National Sales & Marketing Group and pharmacy staff in developing new pharmacy contracts with long-term care facilities, net of the elimination of certain high credit risk or uneconomic accounts. At
December 31, 2001, Omnicare served long-term care facilities comprising approximately 662,000 beds as compared with approximately 636,500 beds served at December 31, 2000, a net increase during 2001 of 25,500 beds, which was nearly five times greater than the net increase experienced during 2000. The increasing market penetration of newer drugs, which often carry higher prices but are more effective in reducing overall healthcare costs than those they replace, also served to increase Pharmacy Services sales. The Company estimates that drug price inflation for its highest dollar volume products in 2001 was 5%. The factors favorably impacting sales growth in 2001 were offset in part by a decrease of $6.2 million in infusion therapy sales as compared with 2000, a result of the decrease in the number of higher acuity patients serviced.

Operating profit of the Pharmacy Services segment was $200.8 million in 2001, a $44.2 million improvement as compared with the $156.6 million in 2000. As a percentage of the segment's sales, operating profit was 9.9% in 2001, compared to 8.4% in 2000. The improved operating profit was primarily the result of increased sales, as discussed above, the $13.1 million year-to-year favorable impact of restructuring charges associated with the productivity and consolidation programs, which totaled $8.5 million pretax in the 2001 year compared with $21.6 million pretax in 2000, and a lower operating cost structure reflecting principally the full period impact of the productivity and consolidation initiative completed in 2000 (the "Phase I Program"). Improvement in operating performance in 2001 was also attributable to a more stable and gradually improving operating environment in the skilled nursing facility market, a result of enactment of the BBRA and the BIPA. During 2001, many of the customers of the Company's Pharmacy Services segment realized the benefits of higher statutory reimbursement rates in conjunction with the implementation of the BBRA and BIPA. Offsetting the improvement in operating profit were the $4.8 million other expense items, discussed above.

CRO Services Segment

Omnicare's CRO Services segment recorded revenues of $149.3 million for the year ended December 31, 2001, which were $20.2 million, or 15.6%, greater than the $129.1 million recorded in 2000. In accordance with EITF No. 01-14, the Company included $23.9 million and $16.5 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct costs amounts for the years ended December 31, 2001 and 2000, respectively. The increase in CRO Services revenue was due to a recovery of the drug research market, as well as the efforts of the Company's integrated global selling efforts. Higher levels of demand were recognized from both major pharmaceutical manufacturers and biotechnology companies, and the Company's growing presence in the Pacific Rim countries contributed to the revenue increase.

Operating profit of the CRO Services segment was $2.5 million in 2001 compared with $1.7 million in 2000. As a percentage of the segment's revenue, operating profit was 1.7% in 2001 compared with 1.3% in 2000. The improvement in operating performance was attributable to the favorable impact of the aforementioned increase in revenues, the overall stabilization of the drug research market following several large pharmaceutical company mergers in 2000, as well as the realization of benefits from the Company's initiatives to integrate and streamline the organization. Offsetting the improvement in operating performance was the $4.2 million impact of restructuring charges associated with the Phase I productivity and consolidation program, which totaled $9.8 million pretax in the 2001 year compared with $5.6 million pretax in 2000.

Consolidated

The Company's consolidated gross profit as a percentage of total net sales of 26.5% in the year ended December 31, 2001 improved from the rate of 26.4% experienced during 2000, and represented a year-over-year increase in gross profit of approximately $54.0 million to $579.4 million. Positively impacting overall gross profit were the Company's purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies and the full period impact of the reduced cost structure brought about by the Phase I Program completed in 2000. These favorable factors were offset in part by the previously mentioned shift in mix towards newer, branded drugs which typically produce higher gross profit, but lower gross profit margins.

Omnicare's operating expenses for the year ended December 31, 2001 of $349.5 million were higher than the 2000 amount of $334.8 million, by $14.7 million, due to the overall growth of the business. Operating expenses as a percentage of total net sales, however, totaled 16.0% in 2001, representing a decline from the 16.8% experienced in 2000. This decline is primarily due to the full period favorable impact of the Phase I Program, which was successfully completed in late 2000, the leveraging of fixed and variable overhead costs over a larger sales base in 2001 than that which existed in 2000, and the integration and streamlining of the CRO business.

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

Restructuring and Other Related Charges
--------------------------------------------------------------------------------

Phase I Program

In 2000, the Company completed its previously disclosed productivity and consolidation program (the "Phase I Program"). The Phase I Program was implemented to allow the Company to gain maximum benefit from its acquisition program and to respond to changes in the healthcare industry. As part of the Phase I Program, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The Phase I Program also resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full- and part-time employees.

Details of the restructuring and other related charges relating to the Phase I productivity and consolidation program follow (in thousands):

                                                     Utilized   Balance at    Utilized    Balance at   Utilized    Balance at
                                           2000       during   December 31,    during    December 31,   during    December 31,
                                         Provision     2000        2000         2001         2001        2002         2002
                                         ---------   --------  ------------   --------    -----------   --------   -----------
Restructuring charges:
   Employee severance                     $ 3,296    $ (8,367)    $3,390      $ (2,997)     $  393       $(393)        $ --
   Employment agreement buy-outs            1,048      (3,735)       676          (676)         --          --           --
   Lease terminations                       1,881      (3,811)     2,593        (1,775)        818        (246)         572
   Other assets and facility exit costs    10,627      (9,737)     2,538        (2,299)        239        (239)          --
                                          -------    --------     ------       --------     ------       -----         ----
      Total restructuring charges          16,852    $(25,650)    $9,197       $(7,747)     $1,450       $(878)        $572
                                                     ========     ======       ========     ======       =====         ====
Other related charges                      10,347

                                          -------
      Total restructuring and other
      related charges                     $27,199
                                          =======

In connection with this program, over the 1999 and 2000 periods, Omnicare recorded a total of $62.6 million pretax ($39.8 million after taxes) for restructuring and other related charges, of which $27.2 million pretax ($17.1 million after taxes, or $0.19 per diluted share) related to the 2000 year. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing a project-to-date cumulative amount of $11.0 million of pretax non-cash items, through December 31, 2000) and facility exit costs. The other related charges were primarily comprised of consulting fees and duplicate costs associated with the program, as well as the write-off of certain non-core healthcare investments.

As of December 31, 2002, the Company had paid approximately $23.3 million of severance and other employee-related costs relating to the reduction of approximately 1,800 employees. The remaining liabilities at December 31, 2002 represent amounts not yet paid relating to actions taken (comprised of remaining lease payments), and will be adjusted as these matters are settled.

Phase II Program

In 2001, the Company announced the implementation of a second phase of the productivity and consolidation initiative (the "Phase II Program"). The Phase II Program, completed on September 30, 2002, further streamlined operations, increased efficiencies and helped enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program included the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also included a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Phase II Program encompassed a net reduction of approximately 460 employees, or about 5% of the Company's total workforce, across both the Pharmacy Services and CRO Services segments.

In connection with the Phase II Program, the Company expensed a total of $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) for restructuring charges during the year ended December 31, 2001. Further, approximately $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share) was recorded during the year ended December 31, 2002, when the amounts were required to be recognized in accordance with U.S. GAAP. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

Details of the pretax restructuring charges relating to the Phase II Program follow (in thousands):

                                             2001      Utilized    Balance at       2002      Utilized    Balance at
                                          Provision/    during    December 31,   Provision/    during    December 31,
                                           Accrual       2001         2001         Accrual      2002         2002
                                          ----------   --------   ------------   ----------   --------   ------------
Restructuring charges:
   Employee severance                       $ 4,256    $ (2,614)     $1,642        $ 2,177    $ (2,655)     $1,164
   Employment agreement buy-outs              2,086      (1,578)        508             --        (214)        294
   Lease terminations                         2,711      (2,105)        606          5,862      (1,846)      4,622
   Other assets, fees and facility
   exit costs                                 9,291      (6,264)      3,027         15,156     (14,690)      3,493
                                            -------    --------      ------        -------    --------      ------
      Total restructuring charges           $18,344    $(12,561)     $5,783        $23,195    $(19,405)     $9,573
                                            =======    ========      ======        =======    ========      ======

As of December 31, 2002, the Company had paid approximately $7.1 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at December 31, 2002 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

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

Financial Condition, Liquidity and Capital Resources
--------------------------------------------------------------------------------

Cash and cash equivalents at December 31, 2002 were $141.1 million compared with $171.3 million at December 31, 2001 (including restricted cash amounts of $3.1 million and $2.9 million, respectively). The Company generated positive cash flows from operating activities of $159.1 million during the year ended December 31, 2002 compared with net cash flows from operating activities of $153.1 million and $132.7 million during the years ended December 31, 2001 and 2000, respectively. These operating cash flows were used primarily for acquisition-related payments (further discussed below), capital expenditures, debt repayment and dividends. The increase in cash generated from operations during 2002 was driven primarily by earnings growth, as previously discussed in the "Results of Operations" section.

Net cash used in investing activities was $152.4 million, $46.8 million and $76.1 million in 2002, 2001 and 2000, respectively. Acquisitions of businesses required cash payments of $127.8 million (including amounts payable pursuant to acquisition agreements relating to pre-2002 acquisitions) in 2002, which were funded by borrowings under the Revolving Credit Facility and operating cash flows. Acquisitions of businesses during 2001 and 2000 required $20.3 million and $41.7 million, respectively, of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2001 and pre-2000 acquisitions, respectively) which were primarily funded by operating cash flows. The Company's capital requirements are primarily comprised of capital expenditures, largely relating to investments in the Company's information technology systems, and ongoing payments originating from its acquisition program. There were no material commitments and contingencies outstanding at December 31, 2002, other than the

Company's cash tender offer for all of the outstanding shares of NCS and related redemption or repayment of existing NCS debt, discussed further below. Additionally, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions (including up to an additional $18.0 million relating to APS, contingent upon performance, payable in annual increments of up to $6.0 million each as evaluated in the first quarter of each of the next three years) may become payable.

Net cash used for financing activities was $38.0 million, $49.6 million and $41.8 million in 2002, 2001 and 2000, respectively. During 2002, the Company used $120.0 million in cash generated from its operations to fully pay down the outstanding obligations under its revolving credit facility, including the $90.0 million drawn down in early 2002 in connection with the aforementioned APS acquisition.

On February 6, 2003, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2003, which is consistent with annual dividends paid per common share for the 2002, 2001 and 2000 years. Aggregate dividends of $8.5 million paid during the year ended December 31, 2002 were comparable with the $8.5 million and $8.3 million paid for the years ended December 31, 2001 and 2000, respectively.

The Company's current ratio was 3.4 to 1.0 at December 31, 2002 and December 31, 2001.

Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual
--------------------------------------------------------------------------
Obligations
-----------

At December 31, 2002, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

The following summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods.

Contractual Obligations (in thousands):

                                                Less than                                After
                                     Total(1)    1 year     1-3 years(1)   4-5 years    5 years
                                     --------   ---------   ------------   ---------   --------
Long-term debt obligations           $720,000    $    --       $    --      $345,000   $375,000
Capital lease obligations                 297        110           187            --         --
Operating lease obligations           114,922     20,544        34,182        37,172     23,024
                                     --------    -------       -------      --------   --------
Total contractual cash obligations   $835,219    $20,654       $34,369      $382,172   $398,024
                                     ========    =======       =======      ========   ========

(1) In January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS (see Note 19 of the notes to consolidated financial statements).

As of December 31, 2002, the Company had approximately $7.5 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

In March 2001, the Company completed the issuance, at par value, of $375.0 million of 8.125% senior subordinated notes (the "Senior Notes"), due 2011. The Senior Notes were subsequently exchanged for replacement notes with identical terms, which were registered with the Securities and Exchange Commission. Concurrent with the issuance of the Senior Notes, the Company entered into a new three-year syndicated $495.0 million revolving line of credit facility (the "Revolving Credit Facility"). Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional financial institutions that allowed the Company to increase the size of the Revolving Credit Facility to $500.0 million. Net proceeds from the Senior Notes of approximately $365.0 million and borrowings under the new Revolving Credit Facility of approximately $70.0 million were used to repay outstanding indebtedness under the Company's former revolving credit facilities, which totaled $435.0 million at December 31, 2000, and such former facilities were terminated. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a rate equal to either: (i) London Inter-bank Offerer Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds rate plus 0.50%. The margin was 1.375% at December 31, 2002. Additionally, the Company is charged a commitment fee on the unused portion of the Revolving Credit Facility, which also varies depending on such ratings. At December 31, 2002, the commitment fee was 0.375%. The Revolving Credit Facility had no outstanding loans, and $499.0 million of available funds, at December 31, 2002.

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

On January 15, 2003, Omnicare closed its $5.50 per share cash tender offer for all of the issued and outstanding shares of Class A common stock and Class B common stock of NCS. Omnicare accepted all validly-tendered shares for payment on January 15, 2003. Omnicare subsequently acquired the remaining shares of Class A common stock of NCS.

The acquisition of NCS, to be accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $493 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility.

The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital, acquisition contingency commitments, capital expenditures, debt servicing and other financing requirements for the foreseeable future. The Company is evaluating its capital requirements and considering financing alternatives to restructure currently outstanding borrowings over a longer term. The Company may, in the future, refinance its indebtedness, issue additional indebtedness, or issue additional equity as deemed appropriate. The Company believes that, if needed, these additional external sources of financing are readily available.

Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at December 31, 2002 include $345.0 million outstanding under 5.0% fixed rate Debentures, due 2007, and $375.0 million outstanding under its 8.125% fixed rate Senior Notes, due 2011. At December 31, 2002, the approximate fair value of Omnicare's Debentures and Senior Notes was $329.0 million and $401.3 million, respectively. As previously mentioned, there were no outstanding loans under the Company's three-year, $500.0 million variable-rate Revolving Credit Facility at December 31, 2002.

The Company has operations and revenue that occur outside of the U.S. and transactions that are settled in currencies other than the U.S. dollar, exposing it to market risk related to changes in foreign currency exchange rates. However, the substantial portion of the Company's operations and revenues and the substantial portion of the Company's cash settlements are exchanged in U.S. dollars. Therefore, changes in foreign currency exchange rates do not represent a substantial market risk exposure to the Company.

The Company does not have any financial instruments held for trading purposes, and does not hedge any of its market risks with derivative instruments.

Critical Accounting Policies
--------------------------------------------------------------------------------

The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. On an on-going basis, the Company evaluates the estimates used, including those related to bad debts, contractual allowances, inventory valuation, impairment of goodwill, restructuring accruals, income taxes, pension obligations and other operating allowances and accruals. Management bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Pharmacy Services

Revenue is recognized when products or services are delivered or provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and medical products is reimbursable from state Medicaid and, to a lesser extent, the federal Medicare programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances. Accordingly, the total net sales and receivables reported in the Company's financial statements are recorded at the amount ultimately expected to be received from these payors. Contractual allowances are adjusted to actual as cash is received and claims are settled. The Company evaluates several criteria in developing the estimated contractual allowances on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payor/product mix.

Contract Research Services

A portion of the Company's revenues are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service, unless the units of service are performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for price renegotiations upon scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue on the accompanying balance sheets. In accordance with EITF No. 01-14, the Company has recorded reimbursements received for "out-of-pocket" expenses on a grossed-up basis in the income statement as revenues and expenses, and has adjusted the prior year income statements to reflect the impact of EITF No. 01-14.

Allowance for Doubtful Accounts
The Company establishes the allowance for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews this allowance on an ongoing basis for appropriateness. Factors considered in determining the adequacy of the allowance include current and expected economic conditions and each customer's payment history and creditworthiness. Judgment is used to assess the collectibility of account balances, and the creditworthiness of a customer. Given the Company's experience, management believes that the reserves for potential losses are adequate, but if one or more of the Company's larger customers were to default on its obligations, the Company could be exposed to losses in excess of the provisions established. If economic conditions worsen, impacting the Company's customers' ability to pay, management may adjust the allowance for doubtful accounts.

Inventories
The Company maintains inventory at lower of cost or market, with cost determined on the basis of the first-in, first-out method. There are no significant obsolescence reserves recorded since the Company has not historically experienced (nor does it expect to experience) significant levels of inventory write-offs.

Omnicare uses a periodic inventory system. Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases at least once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory counts, and is estimated during those circumstances when a physical inventory is not performed in a particular month. The Company evaluates various criteria in developing estimated cost of goods sold during non-inventory months, including the historical cost of goods sold trends based on prior physical inventory results; a review of cost of goods sold information reflecting current customer contract terms; and consideration and analysis of changes in customer base, product mix, payor mix, state Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold. Actual cost of goods sold have not varied significantly from estimated amounts in non-inventory months.

Goodwill
SFAS 142 requires that goodwill and other indefinite lived intangible assets be reviewed for impairment using a fair value based approach upon adoption and at least annually thereafter. SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired, and requires goodwill to be tested between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's assessments to date have indicated that goodwill has not been impaired. Events may occur in the future which could result in an impairment of the Company's goodwill, and any resulting impairment charge could be material to the Company's financial position, results of operations or cash flows.

The assessment of goodwill impairment requires estimates of future cash flows. To the extent the carrying value of the assets exceed their fair value, an impairment loss would be recorded. Changes in these estimates of future cash flows due to unforeseen events could affect the outcome of the Company's impairment analysis.

Restructuring Programs
The Company has recorded accruals in connection with its restructuring programs, primarily for facility exit costs and involuntary termination benefits. The accruals were established based on management's best estimate of the costs to be incurred, timing of payments and employee retention rates. Changes in these estimates or actual results could require the Company to make adjustments to the recorded accruals. Management reviews these accruals on an on-going basis for appropriateness.

Employee Benefit Plans
For certain of its employee benefit plans, the Company estimates the expected return on plan assets, discount rate, rate of compensation increase and future healthcare costs, among other items, and relies on actuarial estimates, to assess the future potential liability and funding requirements. These estimates, if assessed differently, could have an impact on the Company's consolidated financial position, results of operations or cash flows. However, a 1% change in the discount rate used to calculate the Company's pension obligations would not have a material impact to the Company's operating results.

Income Taxes
The Company estimates its tax liabilities based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could experience potential losses. Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential gains.

Recently Issued Accounting Standards
--------------------------------------------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. This Statement is effective for the Company beginning January 1, 2003. The adoption of the standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an on-going benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred rather than at the date of the commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123" ("SFAS 148"). While limited in scope, SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The standard is intended to encourage the adoption of the provisions of SFAS 123 by providing three transitional implementation methodologies. Even for those companies choosing not to adopt the provisions of SFAS 123, SFAS 148 includes new disclosure requirements related to a company's issuance of stock compensation. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The disclosure provisions of SFAS 148 have been incorporated into the notes to consolidated financial statements and Omnicare currently intends to continue accounting for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by U.S. GAAP.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires Omnicare to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 have been incorporated into the notes to consolidated financial statements, and its implementation has not had a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is not applicable to the Company.

Outlook
--------------------------------------------------------------------------------

The Company derives approximately one-half of its revenues directly from government sources, principally state Medicaid and to a lesser extent federal Medicare programs, and one-half from the private sector (including individual residents, third-party insurers and SNFs).

In recent years, Congress has passed a number of federal laws that have effected major changes in the healthcare system. The Balanced Budget Act of 1997 (the "BBA") sought to achieve a balanced federal budget by, among other things, changing the reimbursement policies applicable to various healthcare providers. In a significant change for the SNF industry, the BBA provided for the introduction in 1998 of the prospective payment system ("PPS") for Medicare-eligible residents of SNFs. Prior to PPS, SNFs under Medicare received cost-based reimbursement. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS resulted in a significant reduction of reimbursement to SNFs. Admissions of Medicare residents, particularly those requiring complex care, declined in many SNFs due to concerns relating to the adequacy of reimbursement under PPS. This caused a weakness in Medicare census leading to a significant reduction of overall occupancy in the SNFs the Company serves. This decline in occupancy and acuity levels adversely impacted Omnicare's results beginning in 1999, as the Company experienced lower utilization of Omnicare services, coupled with PPS-related pricing pressure from Omnicare's SNF customers. In 1999 and 2000, Congress sought to restore some of the reductions in reimbursement resulting from PPS. A BBRA provision (subsequently modified by BIPA) gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when the Centers for Medicare & Medicaid Services ("CMS") implements a refined patient classification system under PPS. CMS did not implement such refinements in fiscal year 2003, and the Bush Administration has indicated that the refinements also will not be implemented in fiscal year 2004, thus continuing the additional rate increases currently in place for certain high-acuity patients. BBRA also included an overall 4% across the board increase in payments otherwise determined under the BBA for all patients for federal fiscal years 2001 and 2002. In 2000, BIPA further increased reimbursement by means of a temporary 16.66% across the board increase in the nursing component of the federal rate for all patients for services furnished before October 1, 2002, and for fiscal year 2001, a 3.16% rate increase for all patients. These provisions of the BBRA and BIPA helped to improve the financial condition of SNFs, motivated them to increase admissions, particularly of higher acuity residents, and stabilized the unfavorable operating trends attributable to PPS. However, as noted, certain of the increases in Medicare reimbursement for SNFs provided for under the BBRA and the BIPA expired on October 1, 2002 with no further action taken by Congress. Congress may consider these funding issues in 2003. If no legislation is enacted, the loss of revenues associated with this occurrence could have an adverse effect on the financial condition of the Company's SNF customers which, in turn, could adversely affect the timing or level of their payments to Omnicare. While it is hoped that Congress will restore some or all of these reimbursement amounts, no assurances can be given as to whether Congress will take such action in 2003.

Looking beyond the stabilization of Medicare funding for skilled nursing facilities, other key healthcare funding issues remain, including the pressures on federal and state Medicaid budgets arising from the economic downturn which has led to decreasing reimbursement rates in certain states. While the Company has managed to adjust to these pricing pressures to date, such pressures are likely to continue or escalate if economic recovery does not emerge and there can be no assurance that such occurrence will not have an adverse impact on the Company's business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the implementation of a Medicare drug benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on the Company of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.

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

In order to fund this growing demand, the Company anticipates that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While it is not possible to predict the effect of any further initiatives on Omnicare's business, management believes that the Company's expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today's healthcare environment. Further, while volatility can occur from time to time in the contract research business owing to factors such as the success or failure of its clients' compounds, the timing or budgeting constraints of its clients, or consolidation in the pharmaceutical industry, new drug discovery remains an important priority of pharmaceutical manufacturers that will be enhanced by the advances in science such as the mapping of the human genome. Pharmaceutical manufacturers, in order to optimize their research and development efforts, will continue to turn to contract research organizations to assist them in accelerating drug research development and commercialization.

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

These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. These forward-looking statements and trends include those relating to expectations concerning Omnicare's financial performance; internal growth trends; growth in beds served; new contract development; expansion of clinical and other service programs; increased market penetration of newer drugs; trends concerning government reimbursement; trends concerning drug price inflation; the impact of Omnicare's productivity, consolidation and integration programs; expected benefits from acquisitions, including NCS and APS; the operating environment in the skilled nursing facility and drug research markets; the impact of legislation, including legislation related to reimbursement rates; expectations concerning Medicare reimbursement trends and Congressional action with respect thereto; the impact of healthcare funding issues including pricing pressures; the impact of the CRO's global selling efforts; the impact of higher demand for CRO services from pharmaceutical manufacturers and biotechnology companies; the impact of worldwide CRO expansion; trends concerning the commencement, continuation or cancellation of CRO projects and backlog; purchasing leverage; the impact of Omnicare's formulary compliance program; the impact of leveraging of costs and trends concerning the continuation thereof; the ability to obtain price increases; the ability to allocate resources in order to enhance gross profit margins; the impact of pharmaceutical purchasing programs; the adequacy and availability of Omnicare's sources of liquidity and capital; expectations concerning future financing or refinancing of debt or equity; the adequacy of Omnicare's allowance for doubtful accounts; the impact of PPS on SNFs and Omnicare; trends concerning the acuity of patients served; trends concerning SNF occupancy levels; the impact of demographic trends; the impact of new drug development; opportunities to contain healthcare costs while ensuring the well-being of the elderly population; and developments concerning future healthcare delivery systems and payment methodologies. Such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond Omnicare's control, include without limitation: overall economic, financial and business conditions; trends for the continued growth of Omnicare's business; the ability to implement productivity, consolidation, integration and cost reduction efforts and to realize related anticipated benefits; the impact and pace of pharmaceutical price increases; delays and further reductions in reimbursement by the government and other payors to Omnicare and its customers as a result of pressure on federal and state budgets due to the continuing economic downturn and other factors; the overall financial condition of Omnicare's customers; the ability to assess and react to the financial condition of customers; the ability of vendors and business partners to continue to provide products and services to Omnicare; the continued successful integration of the CRO business and acquired companies, including APS and NCS, and the ability to realize anticipated revenues, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in Omnicare's industry; increases or decreases in reimbursement; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies, and changes in the interpretation and application of these policies; government budgetary pressures and shifting priorities; efforts by payors to control costs; the outcome of litigation; Omnicare's failure to obtain or maintain required regulatory approvals or licenses; the failure of the long-term care facilities Omnicare serves to maintain required regulatory approvals; loss or delay of CRO contracts for regulatory or other reasons; the ability of CRO projects to produce revenues in future periods; the ability to attract and retain needed management; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; volatility in the market for Omnicare's stock and in the financial markets generally; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; access to capital and financing; the demand for Omnicare's products and services; variations in costs or expenses; the ability to continue to leverage costs through growth; changes in tax law and regulation; and changes in accounting rules and standards.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

                                                                            Page
                                                                            ----
Financial Statements:

   Report of Independent Accountants                                          52
   Consolidated Statements of Income                                          53
   Consolidated Balance Sheets                                                54
   Consolidated Statements of Cash Flows                                      55
   Consolidated Statements of Stockholders' Equity                            56
   Notes to Consolidated Financial Statements                                 57

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

                        Report of Independent Accountants

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
January 31, 2003

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except per share data)

                                                           For the years ended December 31,
                                                        ------------------------------------
                                                           2002         2001         2000
                                                        ----------   ----------   ----------
Sales                                                   $2,606,450   $2,159,131   $1,971,348
Reimbursable out-of-pockets                                 26,304       23,905       16,491
                                                        ----------   ----------   ----------
   Total net sales                                       2,632,754    2,183,036    1,987,839
                                                        ----------   ----------   ----------
Cost of sales                                            1,915,397    1,579,732    1,445,955
Reimbursed out-of-pocket expenses                           26,304       23,905       16,491
                                                        ----------   ----------   ----------
   Total direct costs                                    1,941,701    1,603,637    1,462,446
                                                        ----------   ----------   ----------
Gross profit                                               691,053      579,399      525,393

Selling, general and administrative expenses               411,272      349,545      334,837
Goodwill amortization (Note 5)                                  --       33,199       32,670
Restructuring and other related charges (Note 13)           23,195       18,344       27,199
Other expense (Note 14)                                         --        4,817           --
                                                        ----------   ----------   ----------
Operating income                                           256,586      173,494      130,687

Investment income                                            3,276        2,615        1,910
Interest expense                                           (56,811)     (56,324)     (55,074)
                                                        ----------   ----------   ----------
Income before income taxes                                 203,051      119,785       77,523

Income taxes                                                77,145       45,514       28,706
                                                        ----------   ----------   ----------
Net income                                              $  125,906   $   74,271   $   48,817
                                                        ==========   ==========   ==========

Earnings per share:
   Basic                                                $     1.34   $     0.80   $     0.53
                                                        ==========   ==========   ==========
   Diluted                                              $     1.33   $     0.79   $     0.53
                                                        ==========   ==========   ==========
Weighted average number of common shares outstanding:
   Basic                                                    94,168       93,124       92,012
                                                        ==========   ==========   ==========
   Diluted                                                  94,905       93,758       92,012
                                                        ==========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                    OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except share data)

                                                                        December 31,
                                                                  -----------------------
                                                                     2002         2001
                                                                  ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                      $  137,936   $  168,396
   Restricted cash                                                     3,147        2,922
   Accounts receivable, less allowances
      of $68,593 (2001-$45,573)                                      522,857      478,077
   Unbilled  receivables                                              25,062       23,621
   Inventories                                                       190,464      149,134
   Deferred income tax benefits                                       18,621       28,147
   Other current assets                                              103,471       77,297
                                                                  ----------   ----------
      Total current assets                                         1,001,558      927,594

Properties and equipment, at cost less accumulated
   depreciation of $177,870 (2001-$160,164)                          139,908      155,073
Goodwill                                                           1,188,907    1,123,800
Other noncurrent assets                                               97,212       83,809
                                                                  ----------   ----------
      Total assets                                                $2,427,585   $2,290,276
                                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  175,648   $  140,327
   Current debt                                                          110          393
   Accrued employee compensation                                      22,627       25,015
   Deferred revenue                                                   25,254       39,338
   Income taxes payable                                                6,837        9,256
   Other current liabilities                                          66,174       54,944
                                                                  ----------   ----------
      Total current liabilities                                      296,650      269,273

Long-term debt                                                           187       30,669
5.0% convertible subordinated debentures, due 2007                   345,000      345,000
8.125% senior subordinated notes, due 2011                           375,000      375,000
Deferred income tax liabilities                                       84,071       81,495
Other noncurrent liabilities                                          51,615       39,056
                                                                  ----------   ----------
      Total liabilities                                            1,152,523    1,140,493
                                                                  ----------   ----------
Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
      none issued and outstanding                                         --           --
   Common stock, $1 par value, 200,000,000 shares authorized,
      95,441,400 shares issued (2001-94,671,800 shares issued)        95,441       94,672
   Paid-in capital                                                   737,421      722,701
   Retained earnings                                                 498,856      381,441
                                                                  ----------   ----------
                                                                   1,331,718    1,198,814

   Treasury stock, at cost-1,139,900 shares
      (2001-986,600 shares)                                          (23,471)     (19,824)
   Deferred compensation                                             (29,018)     (24,273)
   Accumulated other comprehensive income                             (4,167)      (4,934)
                                                                  ----------   ----------
      Total stockholders' equity                                   1,275,062    1,149,783
                                                                  ----------   ----------
      Total liabilities and stockholders' equity                  $2,427,585   $2,290,276
                                                                  ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands)
                                                                For the years ended December 31,
                                                                --------------------------------
                                                                  2002        2001        2000
                                                                ---------   ---------   --------
Cash flows from operating activities:
Net income                                                      $ 125,906   $  74,271   $ 48,817
Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation                                                 33,129      32,164     32,211
      Amortization                                                 12,134      41,906     41,762
      Provision for doubtful accounts                              31,163      25,490     26,729
      Deferred tax  provision                                      15,428      17,305     19,767
      Non-cash portion of restructuring charges                     9,060       2,811      6,804
Changes in assets and liabilities, net of effects
   from acquisition of businesses:
      Accounts receivable and unbilled receivables                (41,788)    (50,774)   (44,314)
      Inventories                                                 (28,261)    (12,949)    (8,988)
      Current and noncurrent assets                               (37,046)      6,292    (10,710)
      Accounts payable                                             34,829      15,130     11,115
      Accrued employee compensation                                   517      (1,993)   (14,436)
      Deferred revenue                                            (14,084)     11,005      4,012
      Current and noncurrent liabilities                           18,122      (7,571)    19,932
                                                                ---------   ---------   --------
         Net cash flows from operating activities                 159,109     153,087    132,701
                                                                ---------   ---------   --------

Cash flows from investing activities:
   Acquisition of businesses                                     (127,783)    (20,263)   (41,664)
   Capital expenditures                                           (24,648)    (26,222)   (32,423)
   Transfer of cash to trusts for employee health and
      severance costs, net of payments out of the trust              (225)       (622)    (2,300)
   Other                                                              273         305        271
                                                                ---------   ---------   --------
         Net cash flows from investing activities                (152,383)    (46,802)   (76,116)
                                                                ---------   ---------   --------

Cash flows from financing activities:
   Borrowings on line of credit facilities                         90,000      70,000         --
   Proceeds from long-term borrowings                                  --     375,000         --
   Payments on line of credit facilities                         (120,000)   (475,000)   (30,000)
   Principal payments on long-term obligations                       (214)     (2,898)    (1,838)
   Fees paid for financing arrangements                                --     (16,254)      (635)
   Proceeds from (payments for) stock awards and exercise of
      stock options, net of stock tendered in payment                 667       8,065     (1,011)
   Dividends paid                                                  (8,491)     (8,468)    (8,293)
   Other                                                               72          --         --
                                                                ---------   ---------   --------
         Net cash flows from financing activities                 (37,966)    (49,555)   (41,777)
                                                                ---------   ---------   --------

Effect of exchange rate changes on cash                               780          59       (468)
                                                                ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents              (30,460)     56,789     14,340
Cash and cash equivalents at beginning of year - unrestricted     168,396     111,607     97,267
                                                                ---------   ---------   --------

Cash and cash equivalents at end of year - unrestricted         $ 137,936   $ 168,396   $111,607
                                                                =========   =========   ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except per share data)

                                                    Common    Paid-in    Retained   Treasury
                                                    Stock     Capital    Earnings    Stock
                                                    -------   --------   --------   --------
Balance at January 1, 2000                          $91,612   $684,419   $275,114   $ (6,950)
   Dividends paid ($0.09 per share)                      --         --     (8,293)        --
   Stock acquired for benefit plans                      --         --         --        (88)
   Exercise of stock options                            173      1,559         --     (1,882)
   Stock awards, net of amortization                    946      7,161         --     (1,840)
   Other                                                 --       (444)        --        (48)
                                                    -------   --------   --------   --------
   Subtotal                                          92,731    692,695    266,821    (10,808)
                                                    -------   --------   --------   --------
   Net income                                            --         --     48,817         --
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                  --         --         --         --
      Unrealized appreciation in fair value of
         investments                                     --         --         --         --
                                                    -------   --------   --------   --------
   Comprehensive income (loss)                           --         --     48,817         --
                                                    -------   --------   --------   --------
Balance at December 31, 2000                         92,731    692,695    315,638    (10,808)
   Dividends paid ($0.09 per share)                      --         --     (8,468)        --
   Stock acquired for benefit plans                      --         --         --        (83)
   Exercise of stock options                          1,430     20,691         --     (6,614)
   Stock awards, net of amortization                    511      9,747         --     (2,319)
   Other                                                 --       (432)        --         --
                                                    -------   --------   --------   --------
   Subtotal                                          94,672    722,701    307,170    (19,824)
                                                    -------   --------   --------   --------
   Net income                                            --         --     74,271         --
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                  --         --         --         --
      Unrealized appreciation in fair value of
         investments                                     --         --         --         --
      Equity adjustment for minimum
         pension liability                               --         --         --         --
                                                    -------   --------   --------   --------
   Comprehensive income (loss)                           --         --     74,271         --
                                                    -------   --------   --------   --------
Balance at December 31, 2001                         94,672    722,701    381,441    (19,824)
   Dividends paid ($0.09 per share)                      --         --     (8,491)        --
   Stock acquired for benefit plans                      --         --         --       (112)
   Exercise of stock options                            229      4,055         --       (313)
   Stock awards, net of amortization                    540     10,807         --     (3,222)
   Other                                                 --       (142)        --         --
                                                    -------   --------   --------   --------
   Subtotal                                          95,441    737,421    372,950    (23,471)
                                                    -------   --------   --------   --------
   Net income                                            --         --    125,906         --
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                  --         --         --         --
      Unrealized appreciation in fair value of
         investments                                     --         --         --         --
      Equity adjustment for minimum
         pension liability                               --         --         --         --
                                                    -------   --------   --------   --------
   Comprehensive income                                  --         --    125,906         --
                                                    -------   --------   --------   --------
Balance at December 31, 2002                        $95,441   $737,421   $498,856   $(23,471)
                                                    =======   ========   ========   ========

                                                                    Accumulated
                                                                       Other          Total
                                                      Deferred     Comprehensive   Stockholders'
                                                    Compensation       Income         Equity
                                                    ------------   -------------   -------------
Balance at January 1, 2000                            $(14,098)       $(1,717)       $1,028,380
   Dividends paid ($0.09 per share)                         --             --            (8,293)
   Stock acquired for benefit plans                         --             --               (88)
   Exercise of stock options                                --             --              (150)
   Stock awards, net of amortization                    (4,817)            --             1,450
   Other                                                    --             --              (492)
                                                      --------        -------        ----------
   Subtotal                                            (18,915)        (1,717)        1,020,807
                                                      --------        -------        ----------
   Net income                                               --             --            48,817
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                     --         (1,694)           (1,694)
      Unrealized appreciation in fair value of
         investments                                        --            493               493
                                                      --------        -------        ----------
   Comprehensive income (loss)                              --         (1,201)           47,616
                                                      --------        -------        ----------
Balance at December 31, 2000                           (18,915)        (2,918)        1,068,423
   Dividends paid ($0.09 per share)                         --             --            (8,468)
   Stock acquired for benefit plans                         --             --               (83)
   Exercise of stock options                                --             --            15,507
   Stock awards, net of amortization                    (5,358)            --             2,581
   Other                                                    --             --              (432)
                                                      --------        -------        ----------
   Subtotal                                            (24,273)        (2,918)        1,077,528
                                                      --------        -------        ----------
   Net income                                               --             --            74,271
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                     --             59                59
      Unrealized appreciation in fair value of
         investments                                        --            208               208
      Equity adjustment for minimum
         pension liability                                  --         (2,283)           (2,283)
                                                      --------        -------        ----------
   Comprehensive income (loss)                              --         (2,016)           72,255
                                                      --------        -------        ----------
Balance at December 31, 2001                           (24,273)        (4,934)        1,149,783
   Dividends paid ($0.09 per share)                         --             --            (8,491)
   Stock acquired for benefit plans                         --             --              (112)
   Exercise of stock options                                --             --             3,971
   Stock awards, net of amortization                    (4,745)            --             3,380
   Other                                                    --             --              (142)
                                                      --------        -------        ----------
   Subtotal                                            (29,018)        (4,934)        1,148,389
                                                      --------        -------        ----------
   Net income                                               --             --           125,906
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                     --            781               781
      Unrealized appreciation in fair value of
         investments                                        --          1,274             1,274
      Equity adjustment for minimum
         pension liability                                  --         (1,288)           (1,288)
                                                      --------        -------        ----------
   Comprehensive income                                     --            767           126,673
                                                      --------        -------        ----------
Balance at December 31, 2002                          $(29,018)       $(4,167)       $1,275,062
                                                      ========        =======        ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. and its subsidiaries ("Omnicare" or the "Company") provide geriatric pharmaceutical care and clinical research services. At December 31, 2002, Omnicare served long-term care facilities comprising approximately 754,000 beds in 45 states, making Omnicare the nation's largest provider of professional pharmacy, related consulting and data management services for skilled nursing, assisted living and other institutional healthcare providers. The Company also provided clinical research services to the pharmaceutical and biotechnology industries in 28 countries worldwide at December 31, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash represents cash transferred to separate irrevocable trusts for settlement of employee health and severance costs.

Inventories

Inventories consist primarily of purchased pharmaceuticals and medical supplies held for sale to customers and are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

Omnicare uses a periodic inventory system. Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases at least once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory counts, and is estimated during those circumstances when a physical inventory is not performed in a particular month. The Company evaluates various criteria in developing estimated cost of goods sold during non-inventory months, including the historical cost of goods sold trends based on prior physical inventory results; a review of cost of goods sold information reflecting current customer contract terms; and consideration and analysis of changes in customer base, product mix, payor mix, state Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold. Actual costs of goods sold have not varied significantly from estimated amounts in non-inventory months.

Properties and Equipment

Properties and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are charged to expense as incurred. Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years for computer equipment and software, machinery and equipment, and furniture and fixtures. Buildings and building improvements are depreciated over forty years, and leasehold improvements are amortized over the lesser of the lease terms, or their useful lives. The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives, ranging from five to ten years.

Business Combinations

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests methods is no longer permitted. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company has adopted SFAS 141 for business combinations. The net assets and operating results of acquired businesses have been included in the Company's financial statements from the date of acquisition.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing cash and cash equivalents and accounts receivable.

The Company is exposed to credit risk in the event of default by the financial institutions or issuers of cash and cash equivalents to the extent recorded on the balance sheet. At any given point in time, the Company has cash on deposit with financial institutions, and cash invested in high quality short-term money market funds and U.S. government-backed repurchase agreements, generally having original maturities of three months or less, in order to minimize its credit risk.

The Company establishes allowances for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews this allowance on an ongoing basis for appropriateness, and such losses have been within management's expectations. For the years ended December 31, 2002, 2001 and 2000, no single customer accounted for 10% or more of revenues. The Company generally does not require collateral.

Approximately one-half of Omnicare's pharmacy services billings are directly reimbursed by government sponsored programs. These programs include state Medicaid and, to a lesser extent, the federal Medicare programs. The remainder of Omnicare's billings are paid or reimbursed by individual residents, long-term care facilities and other third party payors, including private insurers. A portion of these revenues also are indirectly dependent on government programs. The table below represents the Company's approximated payor mix for the last three years:

                                               2002   2001   2000
                                               ----   ----   ----
State Medicaid programs                         46%    44%    43%
Private pay and long-term care facilities(a)    44%    44%    46%
Federal Medicare programs(b)                     2%     3%     3%
Other private sources(c)                         8%     9%     8%
                                               ---    ---    ---
   Totals                                      100%   100%   100%
                                               ===    ===    ===

(a) Includes payments from skilled nursing facilities on behalf of their federal Medicare program-eligible residents.

(b)  Includes direct billing for medical supplies.

(c)  Includes the Company's contract research organization revenues.

Leases

Leases that substantially transfer all of the benefits and risks of ownership of property to Omnicare or otherwise meet the criteria for capitalization under U.S. Generally Accepted Accounting Principles ("GAAP") are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis as previously described. Rental payments under operating leases are expensed as incurred.

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, noncompete agreements and customer relationship assets, all originating from business combinations accounted for as purchase transactions. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, goodwill is no longer amortized but instead reviewed for impairment at least annually and upon the occurrence of an event that indicates impairment may have occurred. Intangible assets that will continue to be amortized under SFAS 142 are amortized using the straight-line method over their useful lives of 4.7 to 10.0 years.

Debt issuance costs are included in other assets and are amortized using the effective interest method over the life of the related debt.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property and equipment, software (acquired and internally-developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No impairment losses have been recognized in the periods presented.

Fair Value of Financial Instruments

For cash and cash equivalents, restricted cash, accounts receivable and unbilled receivables, the carrying value of these items approximates their fair value. The fair value of restricted funds held in trust for settlement of the Company's pension obligations is based on quoted market prices of the investments held by the trustee. For accounts payable, the carrying value approximates fair value. The fair value of the Company's line of credit facilities approximates their carrying value, as the effective interest rate fluctuates with changes in market rates. The fair value of the convertible subordinated debentures and the senior subordinated notes, respectively, was $329.0 million and $401.3 million at December 31, 2002, as determined by quoted market rates on that date.

Revenue Recognition

Pharmacy Services

Revenue is recognized when products or services are delivered or provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and medical products is reimbursable from state Medicaid and, to a lesser extent, the federal Medicare programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances. Accordingly, the total net sales and receivables reported in the Company's financial statements are recorded at the amount ultimately expected to be received from these payors. Contractual allowances are adjusted to actual as cash is received and claims are settled. The Company evaluates several criteria in developing the estimated contractual allowances on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payor/product mix.

Contract Research Services

A portion of the Company's revenues are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service, unless the units of service are performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for price renegotiations upon scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue on the accompanying consolidated balance sheets. In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), the Company has recorded reimbursements received for "out-of-pocket" expenses on a grossed-up basis in the income statement as revenues and expenses, and has adjusted the prior year income statements to reflect the impact of EITF No. 01-14.

Income Taxes

The Company accounts for income taxes using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

Stock-Based Employee Compensation

At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 8. As permitted per U.S. GAAP, the Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for stock options (in thousands, except per share data):

                                                     For the years ended December 31,
                                                     --------------------------------
                                                         2002      2001      2000
                                                       --------   -------   -------
Net income, as reported                                $125,906   $74,271   $48,817
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all options, net of
   related tax effects                                   (7,835)   (3,528)   (5,635)
                                                       --------   -------   -------
Pro forma net income                                   $118,071   $70,743   $43,182
                                                       ========   =======   =======

Earnings per share:
   Basic - as reported                                 $   1.34   $  0.80   $  0.53
                                                       ========   =======   =======
   Basic - pro forma                                   $   1.25   $  0.76   $  0.47
                                                       ========   =======   =======

   Diluted - as reported                               $   1.33   $  0.79   $  0.53
                                                       ========   =======   =======
   Diluted - pro forma                                 $   1.24   $  0.75   $  0.47
                                                       ========   =======   =======

The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                          2002     2001    2000
                                         ------   ------   -----
Volatility                                   63%      64%     61%
Risk-free interest rate                     3.1%    3.75%    5.0%
Dividend yield                              0.4%     0.4%    0.4%
Expected term of options (in years)         5.5      4.9     4.0
Weighted average fair value per option   $14.80   $10.97   $8.36

The above pro forma information is based on the circumstances and assumptions in effect for each of the respective periods and, therefore, is not necessarily representative of the actual effect of SFAS 123 on net income or earnings per share in future years.

Comprehensive Income

The accumulated aftertax other comprehensive income (loss) adjustments at December 31, 2002 and 2001, net of aggregate tax benefits of $1.0 million and $1.0 million, respectively, by component and in the aggregate, follows (in thousands):

                                                                  December 31,
                                                              ------------------
                                                                2002      2001
                                                              -------   --------
Cumulative foreign currency translation adjustments           $(2,571)  $(3,352)
Unrealized appreciation in fair value of investments            1,975       701
Equity adjustment for minimum pension liability                (3,571)   (2,283)
                                                              -------   -------
Total accumulated other comprehensive loss adjustments, net   $(4,167)  $(4,934)
                                                              =======   =======

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and amounts reported in the accompanying notes. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts; the net carrying value of inventories; the goodwill impairment assessment; accruals pursuant to the Company's restructuring initiatives; employee benefit plan assumptions and reserves; current and deferred income tax assets, liabilities and provisions; and various other operating allowances and accruals (including health and property/casualty insurance accruals). Actual results could differ from those estimates depending upon certain risks and uncertainties.

Potential risks and uncertainties, many of which are beyond the control of Omnicare include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays in reimbursement by the government and other payors to customers and Omnicare; the overall financial condition of Omnicare's customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; other contingent liabilities; loss or delay of contracts pertaining to the Company's Contract Research Organization ("CRO" or "CRO Services") segment for regulatory or other reasons; currency fluctuations between the U.S. dollar and other currencies; changes in tax law and regulation; access to capital and financing; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; and changes in accounting rules and standards.

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. This Statement is effective for the Company beginning January 1, 2003. The adoption of the standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred rather than at the date of the commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123" ("SFAS 148"). While limited in scope, SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123. The standard is intended to encourage the adoption of the provisions of SFAS 123 by providing three transitional implementation methodologies. Even for those companies choosing not to adopt the provisions of SFAS 123, SFAS 148 includes new disclosure requirements related to a company's issuance of stock compensation. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The disclosure provisions of SFAS 148 have been incorporated into the notes to consolidated financial statements and Omnicare currently intends to continue accounting for stock-based compensation plans in accordance with APB 25 and related Interpretations, as permitted by U.S. GAAP.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires Omnicare to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 have been incorporated into the notes to consolidated financial statements, and its implementation has not had a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is not applicable to the Company.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Note 2 - Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time, the Company may acquire other businesses such as long-term care software companies, contract research organizations, pharmacy consulting companies and medical supply companies, which complement the Company's core business. During the year ended December 31, 2002, the Company completed one acquisition, which was an institutional pharmacy business that was accounted for using the purchase method. No acquisitions of businesses were completed during the years ended December 31, 2001 and 2000.

In accordance with accounting rules, all business combinations entered into after July 1, 2001 are accounted for using the purchase method. For acquisitions accounted for as purchases, including insignificant acquisitions, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to final determination within one year after the acquisition date.

In January 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and other related entities (collectively, "APS"). The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs which aggregated approximately $114 million (including an adjustment based on the closing balance sheet review). Up to an additional $18.0 million in total deferred payments may become payable in annual increments of up to $6.0 million each, contingent upon future performance, as evaluated in the first quarter of each of the next three years. The Company has completed its purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

At the time of the acquisition, APS provided professional pharmacy and related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. With the acquisition, Omnicare has achieved certain economies of scale and cost synergies, as well as expanded its geographic reach. The net assets and operating results of APS have been included in the Company's financial statements beginning in the first quarter of 2002.

The following table summarizes the estimated fair values of the net assets acquired at the date of the acquisition (in thousands):

Current assets                                                          $ 40,934
Property and equipment                                                     8,358
Intangible assets                                                          4,400
Goodwill                                                                  60,072
                                                                        --------
Total net assets acquired                                               $113,764
                                                                        ========

In connection with the purchase of APS, the Company acquired amortizable intangible assets comprised of non-compete agreements and customer relationship assets totaling $1.3 million and $3.1 million, respectively. Amortization periods for the non-compete agreements and customer relationship assets are 10.0 years and 4.7 years, respectively, and 6.3 years on a weighted-average basis. The Company has also recorded goodwill totaling approximately $60 million (all of which is tax deductible) in connection with the acquisition, although this amount is subject to adjustment based primarily on the potential payment of any deferred consideration discussed above. Further discussion of goodwill and other intangible assets is included in Note 5.

Unaudited pro forma combined results of operations of the Company and APS for the year ended December 31, 2001 are presented below. Such pro forma presentation has been prepared assuming that the APS acquisition had been made as of January 1, 2001. Pro forma information is not presented for the year ended December 31, 2002 as the results of APS are included in those of the Company from the closing date of January 7, 2002, and the difference from the beginning of the period is not significant.

The unaudited pro forma combined financial information follows (in thousands, except per share data):

                                                              For the year ended
                                                               December 31, 2001
                                                              ------------------
Net sales                                                         $2,451,214
Net income                                                        $   73,461
Earnings per share:
   Basic                                                          $     0.79
   Diluted                                                        $     0.78

Warrants outstanding as of December 31, 2002, issued in prior years in connection with acquisitions, represent the right to purchase 1.8 million shares of Omnicare common stock. These warrants can be exercised at any time through 2006 at prices ranging from $29.70 to $48.00 per share. There were no warrants to purchase shares of common stock exercised in 2002.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether certain future events occur. The agreements also include provisions containing a number of representations and covenants by the seller and provide that if those representations or covenants are violated or found not to have been true, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the agreement. There are no significant anticipated future offsets against acquisition-related payables and/or contingencies under indemnity provisions as of December 31, 2002 and 2001. Amounts contingently payable through 2005, primarily payments originating from earnout provisions (including up to an additional $18.0 million relating to APS), total approximately $27.2 million as of December 31, 2002 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made. The amount of cash paid for acquisitions of businesses in the Consolidated Statements of Cash Flows represents acquisition related payments made in each of the years of acquisition, as well as acquisition related payments made during each of the years pursuant to acquisition transactions entered into in prior years.

Note 3 - Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

                                                                 December 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Cash (including restricted cash)                             $ 58,751   $ 48,226
Money market funds                                             20,334      9,206
U.S. government-backed repurchase agreements                   61,998    113,886
                                                             --------   --------
                                                             $141,083   $171,318
                                                             ========   ========

Repurchase agreements represent investments in U.S. government-backed securities (government agency issues and treasury issues at December 31, 2002 and 2001, respectively), under agreements to resell the securities to the counterparty. The term of the agreement usually spans overnight, but in no case is longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the bank counterparty.

Note 4 - Properties and Equipment

A summary of properties and equipment follows (in thousands):

                                                                December 31,
                                                           ---------------------
                                                              2002       2001
                                                           ---------   ---------
Land                                                       $   1,553   $   1,553
Buildings and building improvements                            5,256       5,044
Computer equipment and software                              172,605     154,532
Machinery and equipment                                       79,804      89,855
Furniture, fixtures and leasehold improvements                58,560      64,253
                                                           ---------    --------
                                                             317,778     315,237
Accumulated depreciation                                    (177,870)   (160,164)
                                                           ---------   ---------
                                                           $ 139,908   $ 155,073
                                                           =========   =========

Note 5 - Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of the previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (in thousands, except per share data):

                                                For the years ended December 31,
                                                ---------------------------------
                                                    2002       2001      2000
                                                  --------   -------   -------
Net income, as reported                           $125,906   $74,271   $48,817

Goodwill amortization, net of tax                       --    20,583    20,582
                                                  --------   -------   -------
Adjusted net income                               $125,906   $94,854   $69,399
                                                  ========   =======   =======

Basic earnings per share:
Net income, as reported                           $   1.34   $  0.80   $  0.53

Goodwill amortization, net of tax                       --      0.22      0.22
                                                  --------   -------   -------
Adjusted net income                               $   1.34   $  1.02   $  0.75
                                                  ========   =======   =======

Diluted earnings per share:
Net income, as reported                           $   1.33   $  0.79   $  0.53

Goodwill amortization, net of tax                       --      0.22      0.22
                                                  --------   -------   -------
Adjusted net income                               $   1.33   $  1.01   $  0.75
                                                  ========   =======   =======

The Company determined that there was no indication that goodwill was impaired at the date of adoption of SFAS 142. During the third quarter of 2002, the Company completed its annual goodwill impairment assessment based on an evaluation of estimated future cash flows and determined that goodwill was not impaired.

Changes in the carrying amount of goodwill for the year ended December 31, 2002, by business segment, are as follows (in thousands):

                                               Pharmacy       CRO
                                               Services    Services     Total
                                              ----------   --------   ----------
Balance as of January 1, 2002                 $1,085,938    $37,862   $1,123,800
Goodwill acquired in the year
   ended December 31, 2002                        61,272         --       61,272

Other                                              2,729      1,106        3,835
                                              ----------   --------   ----------
Balance as of December 31, 2002               $1,149,939    $38,968   $1,188,907
                                              ==========   ========   ==========

The "Other" caption above includes the settlement of acquisition matters relating to pre-2002 acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions), as well as the effect of adjustments due to foreign currency translations.

The table below presents the Company's other intangible assets at December 31, 2002 and 2001, all of which are subject to amortization (in thousands):

                                                     December 31, 2002
                                              ----------------------------------
                                                Gross                     Net
                                              Carrying   Accumulated    Carrying
                                               Amount    Amortization    Amount
                                              --------   ------------   --------
Non-compete agreements                         $10,106     $(6,500)      $3,606
Customer relationship assets                     3,100        (660)       2,440
Other                                              373        (230)         143
                                               -------     -------       ------
Total                                          $13,579     $(7,390)      $6,189
                                               =======     =======       ======

                                                      December 31, 2001
                                              ----------------------------------
                                                Gross                     Net
                                              Carrying   Accumulated    Carrying
                                               Amount    Amortization    Amount
                                              --------   ------------   --------
Non-compete agreements                         $8,963      $(5,754)      $3,209
Other                                             190         (149)          41
                                               ------      -------       ------
Total                                          $9,153      $(5,903)      $3,250
                                               ======      =======       ======


Pretax amortization expense related to intangible assets was $1.5 million, $1.2 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2002 for the next five fiscal years is as follows (in thousands):

                           Year Ended    Amortization
                          December 31,      Expense
                          ------------   ------------
                             2003           $1,329
                             2004            1,160
                             2005            1,095
                             2006              750
                             2007              309

Note 6 - Leasing Arrangements

The Company has operating leases that cover various operating and administrative facilities, and certain operating equipment. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no significant contingent rentals in the Company's operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 2002 (in thousands):

                          2003          $ 20,544
                          2004            18,267
                          2005            15,915
                          2006            14,366
                          2007            22,806
                          Later years     23,024
                                        --------
      Total minimum payments required   $114,922
                                        ========

Total rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 were $31.8 million, $27.1 million and $27.9 million, respectively.

Note 7 - Long-Term Debt

A summary of long-term debt follows (in thousands):

                                                         December 31,
                                                     -------------------
                                                       2002       2001
                                                     --------   --------
Revolving line of credit facilities                  $     --   $ 30,000
Convertible subordinated debentures                   345,000    345,000
Senior subordinated notes                             375,000    375,000
Capitalized lease obligations                             297      1,062
                                                     --------   --------
                                                      720,297    751,062
Less current portion                                     (110)      (393)
                                                     --------   --------
                                                     $720,187   $750,669
                                                     ========   ========

The following is a schedule of required long-term debt payments due during each of the next five years and thereafter, as of December 31, 2002 (in thousands):

                                  2003          $    110
                                  2004(a)            180
                                  2005                 7
                                  2006                --
                                  2007           345,000
                                  Later years    375,000
                                                --------
                                                $720,297
                                                ========

(a) In January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS HealthCare, Inc. ("NCS") (see Note 19).

Total interest payments made for the years ended December 31, 2002, 2001 and 2000 were $51.8 million, $44.1 million and $54.0 million, respectively. As of December 31, 2002, the Company had approximately $7.5 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

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

Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a rate equal to either: (i) London Inter-bank Offerer Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds rate plus 0.50%. The margin was 1.375% at December

31, 2002. Additionally, the Company is charged a commitment fee on the unused portion of the Revolving Credit Facility, which also varies depending on such ratings. At December 31, 2002, the commitment fee was 0.375%. The Revolving Credit Facility agreement contains financial covenants, which include a fixed charge coverage ratio and minimum consolidated net worth levels as well as certain representations and warranties, affirmative and negative covenants, and events of default customary for such a facility. The Company was in compliance with these covenants as of December 31, 2002. The three-year Revolving Credit Facility had no outstanding loans as of December 31, 2002, compared with $30.0 million outstanding at December 31, 2001. In January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS (see Note 19).

Upon the issuance of the Revolving Credit Facility, the Company had deferred debt issuance costs of $6.3 million. During 2002, 2001 and 2000, respectively, the Company amortized approximately $2.0 million, $1.9 million and $1.2 million of deferred debt issuance costs related to its revolving credit facilities.

Convertible Subordinated Debentures

In December 1997, the Company issued $345.0 million of 5.0% convertible subordinated debentures ("Debentures"), due 2007. The Debentures are convertible into common stock at any time after March 4, 1998 at the option of the holder at a price of $39.60 per share. At any time on or after December 6, 2000, the Debentures are redeemable at the Company's option on at least 30 days' notice as a whole or, from time to time, in part at prices (expressed as a percentage of the principal amount) ranging from 102.5% at December 1, 2002, scaling downward ratably at 0.5% intervals to 100.0% at December 1, 2007 together with accrued interest to, but excluding, the date fixed for redemption. In connection with the issuance of the Debentures, the Company deferred $8.5 million in debt issuance costs, of which approximately $0.9 million was amortized in each of the three years ended December 31, 2002. The Debentures contain certain covenants and events of default customary for such instruments.

Senior Subordinated Notes

Concurrent with the issuance of the Revolving Credit Facility, the Company completed the issuance, at par value, of $375.0 million of 8.125% senior subordinated notes (the "Senior Notes"), due 2011. In connection with the issuance of the Senior Notes, the Company deferred $11.1 million in debt issuance costs, of which approximately $1.1 million and $0.8 million, were amortized during 2002 and 2001, respectively. The Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments. The Senior Notes were subsequently exchanged for replacement notes with identical terms, which were registered with the Securities and Exchange Commission.

Note 8 - Stock Incentive Plans

At December 31, 2002, the Company has three stock incentive plans under which it may grant stock-based incentives to key employees. Under these plans, stock options generally become exercisable beginning one year following the date of grant and vest in four equal annual installments of 25%, or become exercisable beginning four years following the date of grant and vest in one installment of 100%.

Under the 1992 Long-Term Stock Incentive Plan, the Company may grant stock awards, stock appreciation rights and stock options at not less than the fair market value of the Company's common stock on the date of grant. As of December 31, 2002, approximately 0.2 million shares were available for grant under this plan.

During 1995, the Company's Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2.5 million shares of Company common stock available for grant at an exercise price of 125% of the stock's fair market value at the date of grant. As of December 31, 2002, an insignificant amount of shares were available for grant under this plan.

During 1998, the Company's Board of Directors approved the 1998 Long-Term Employee Incentive Plan (the "1998 Plan"), under which the Company was authorized to grant stock-based incentives to a broad base of employees (excluding executive officers and directors of the Company) in an amount initially aggregating up to 1.0 million shares of Company common stock for non-qualified options, stock awards and stock appreciation rights. In March 2000 and November 2002, the Company's Board of Directors amended the 1998 Plan to increase the shares available for granting to 3.5 million and 6.3 million, respectively. As of December 31, 2002, approximately 3.3 million shares were available for grant under this plan.

The Company also has a Director Stock Plan, which allows for stock options and stock awards to be granted to certain non-employee directors. As of December 31, 2002, approximately 0.1 million shares were available for grant under this plan.

Summary information for stock options is presented below (in thousands, except exercise price data):

                                                2002                2001               2000
                                         -----------------   -----------------   -----------------
                                                  Weighted            Weighted            Weighted
                                                   Average             Average             Average
                                                  Exercise            Exercise            Exercise
                                         Shares     Price    Shares     Price    Shares     Price
                                         ------   --------   ------   --------   ------   --------
Options outstanding, beginning of year    7,913    $19.31     7,796    $18.06     6,692    $18.42
Options granted                           2,074     26.38     1,760     19.98     1,675     16.34
Options exercised                          (230)    15.30    (1,429)    11.79      (172)     6.30
Options forfeited                          (249)    25.47      (214)    22.35      (399)    21.41
                                         ------    ------    ------    ------     -----    -------
Options outstanding, end of year          9,508    $20.78     7,913    $19.31     7,796    $18.06
                                         ------    ------    ------    ------     -----    -------
Options exercisable, end of year          4,518    $20.45     3,082    $21.80     3,035    $19.48
                                         ------    ------    ------    ------     -----    -------

The following summarizes information about stock options outstanding and exercisable as of December 31, 2002 (in thousands, except exercise price and remaining life data):

                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
------------------------------------------------------   ----------------------
                                 Weighted
                                  Average
                     Number     Remaining     Weighted     Number      Weighted
                  Outstanding   Contractual    Average   Exercisable    Average
    Range of      at December      Life       Exercise   at December   Exercise
Exercise Prices    31, 2002      (in years)   Price      31, 2002        Price
---------------   -----------   -----------   --------   -----------   ---------
 $4.11 - $12.34      1,087          4.9        $11.62         793       $11.53
 12.35 -  15.42      2,050          6.5         15.42       1,432        15.42
 15.43 -  18.32      1,254          7.4         16.57         533        16.57
 18.33 -  24.86      1,972          8.8         20.16         437        20.07
 24.87 -  55.08      3,145          7.4         29.52       1,323        32.94
---------------      -----          ---        ------       -----       ------
 $4.11 - $55.08      9,508          7.2        $20.78       4,518       $20.45
---------------      -----          ---        ------       -----       ------

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

Summary information relating to stock award grants is presented below:

                                          For the years ended December 31,
                                          --------------------------------
                                            2002       2001       2000
                                          --------   --------   --------
Nonvested shares                           538,529    512,364    947,438
Unrestricted shares                          4,800      4,800      5,200
Weighted average grant date fair value    $  21.32   $  20.35   $   9.85

When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 2002, 2001 and 2000, the amount of compensation expense related to stock awards was $5.9 million, $3.8 million and $3.9 million, respectively.

Note 9 - Related Party Transactions

The Company subleased offices from Chemed Corporation ("Chemed"), a stockholder, in part of 2002 and all of 2001 and 2000. The Company was charged for consulting services pertaining to information systems development in part of 2001 and all of 2000. In 2002, 2001 and 2000, the Company was also charged for the occasional use of Chemed's corporate aviation department, rent and other incidental expenses based on Chemed's cost. The Company believes that the method by which such charges were determined was reasonable and that the charges are essentially equal to that which would have been incurred if the Company had operated as an unaffiliated entity. Charges to the Company for these services for the years ended December 31, 2002, 2001 and 2000 were $0.3 million, $1.0 million and $1.4 million, respectively. Net amounts owed by the Company to Chemed were not significant at either December 31, 2002 or 2001.

Note 10 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company's acquisitions. The plans are tax-deferred arrangements pursuant to Internal Revenue Code ("IRC") Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act ("ERISA"). The Company matches employee contributions in varying degrees (either in shares of the Company's common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents. Expense relating to the Company's defined contribution plans for the years ended December 31, 2002, 2001 and 2000 was $3.8 million, $3.9 million and $4.0 million, respectively.

The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale (the "Qualified Plan"). Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994. Obligations under the plan of $2.4 million were fully funded at December 31, 2002.

The Company also has an excess benefit plan which provides retirement payments to participants in amounts consistent with what they would have received under the Qualified Plan if payments to them under the Qualified Plan were not limited by the IRC and other restrictions. Retirement benefits are based primarily on an employee's years of service and compensation near retirement and are calculated on a basis consistent with the Qualified Plan. The Company has established rabbi trusts, which are invested primarily in a mutual fund holding U.S. Treasury obligations, to provide for the obligation under the excess benefit plan. The Company's policy is to fund pension costs in accordance with the funding provisions of ERISA. Expense relating to the Company's excess benefit plan totaled $4.8 million for the year ended December 31, 2002, and $4.0 million for each of the years ended December 31, 2001 and 2000.

Actuarial assumptions used to calculate the benefit obligations and expenses include a 6.75% interest rate as of December 31, 2002 (7.25% at December 31, 2001 and 7.75% at December 31, 2000, respectively), an expected long-term rate of return on assets of 8% and a 6% rate of increase in compensation levels.

The aggregate assets invested for settlement of the Company's pension obligations, including rabbi trust assets, ("plan assets") as of December 31, 2002 and 2001 are greater than the aggregate Accumulated Benefit Obligation ("ABO") by $3.2 million and $3.1 million, respectively. Since rabbi trust assets do not serve to offset the Company's pension obligation in accordance with U.S. GAAP, an additional minimum pension liability has been recorded, as a component of other comprehensive income, for the difference between the ABO and the recorded liability for the excess benefit plan. The plan assets as of December 31, 2002 and 2001 are (less)/greater than the aggregate Projected Benefit Obligation ("PBO") by $(2.3) million and $0.2 million, respectively (collectively referred to as "net PBO"). The decrease in the net PBO from the prior year of $2.5 million primarily relates to an increase in plan assets of $4.9 million, more than offset by an actuarial loss of $4.0 million, interest expense (including the change in the discount rate) of $2.8 million and service costs of $0.6 million. Plan assets amounted to $25.1 million and $20.2 million at December 31, 2002 and 2001, respectively.

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

In November 1999, the Company's Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the "ESPP"). Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company's common stock. For each share of stock purchased, the participant also receives two options to purchase additional shares of the Company's stock. The options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares are not held by the participant for a minimum of two years. The options have a ten-year life from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company's stock on the open market. Options awarded under the ESPP are issued out of the 1992 Long-Term Stock Incentive Plan and the 1998 Long-Term Employee Incentive Plan, and are included in the option activity presented in
Note 8 to the Consolidated Financial Statements.

Note 11 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

                             For the years ended December 31,
                             --------------------------------
                                 2002      2001      2000
                                -------   -------   -------
Current provision:
   Federal                      $55,898   $26,440   $ 8,304
   State and local                5,145     1,709       575
   Foreign                          674        60        60
                                -------   -------   -------
                                 61,717    28,209     8,939
                                -------   -------   -------

Deferred provision:
   Federal                       12,881    16,314    17,967
   State                          2,547       991     1,800
                                -------   -------   -------
                                 15,428    17,305    19,767
                                -------   -------   -------
Total income tax provision      $77,145   $45,514   $28,706
                                =======   =======   =======

Tax benefits related to the exercise of stock options and stock awards have been credited to paid-in capital in amounts of $0.6 million and $5.3 million for 2002 and 2001, respectively. These amounts were not significant during 2000.

The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

                                                           For the years ended December 31,
                                                      2002             2001             2000
                                                 --------------   --------------   --------------
Federal income tax at the statutory rate         $71,068   35.0%  $41,925   35.0%  $27,133   35.0%
State and local income taxes, net
   of federal income tax benefit                   4,999    2.5     1,712    1.4     1,123    1.5
Amortization of nondeductible
   intangible assets                                  --     --     3,177    2.7     3,037    3.9
Nondeductible pooling-of-interests/merger and
    acquisition costs                                 --     --      (401)  (0.3)     (622)  (0.8)
Impact of net operating loss                          --     --        --     --      (373)  (0.5)
Other, net (including tax accrual adjustments)     1,078    0.5      (899)  (0.8)   (1,592)  (2.1)
                                                 -------   ----   -------   ----   -------   ----

Total income tax provision                       $77,145   38.0%  $45,514   38.0%  $28,706   37.0%
                                                 =======   ====   =======   ====   =======   ====

Income tax payments (refunds), net, amounted to $64.2 million, $16.0 million and $(6.8) million in 2002, 2001 and 2000, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):

                                            December 31,
                                          2002       2001
                                        --------   --------
Accounts receivable reserves            $ 16,691   $ 12,517
Accrued liabilities                       34,821     33,738
Other                                     11,879      7,012
                                        --------   --------
   Gross deferred tax assets            $ 63,391   $ 53,267
                                        ========   ========

Fixed assets and depreciation methods   $  7,963   $ 10,121
Amortization of intangibles              111,384     87,829
Current and noncurrent assets              7,041      6,892
Other                                      2,453      1,773
                                        --------   --------
   Gross deferred tax liabilities       $128,841   $106,615
                                        ========   ========

Note 12 - Earnings Per Share Data

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and warrants.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                       For the year ended December 31, 2002
                                      ---------------------------------------
                                        Income         Shares       Per Share
                                      (Numerator)   (Denominator)    Amounts
                                      -----------   -------------   ---------
Basic EPS
Net income                             $125,906         94,168        $1.34
                                                                      =====
Effect of Dilutive Securities
Stock options and stock warrants             --            737
                                       --------         ------
Diluted EPS
Net income plus assumed conversions    $125,906         94,905        $1.33
                                       ========         ======        =====

                                       For the year ended December 31, 2001
                                      ---------------------------------------
                                        Income         Shares       Per Share
                                      (Numerator)   (Denominator)    Amounts
                                      -----------   -------------   ---------
Basic EPS
Net income                             $74,271          93,124        $0.80
                                                                      =====
Effect of Dilutive Securities
Stock options and stock warrants            --             634
                                       -------          ------
Diluted EPS
Net income plus assumed conversions    $74,271          93,758        $0.79
                                       =======          ======        =====

                                       For the year ended December 31, 2000
                                      ---------------------------------------
                                        Income         Shares       Per Share
                                      (Numerator)   (Denominator)    Amounts
                                      ---------------------------------------
Basic EPS
Net income                             $48,817          92,012        $0.53
                                                                      =====
Effect of Dilutive Securities
Stock options and stock warrants            --              --
                                       -------          ------
Diluted EPS
Net income plus assumed conversions    $48,817          92,012        $0.53
                                       =======          ======        =====

During the years ended December 31, 2002, 2001 and 2000, the anti-dilutive effect associated with selected options and warrants was excluded from the computation of diluted earnings per share, since the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods. The aggregate anti-dilutive stock options and warrants excluded for those years totaled 4.5 million, 3.8 million, and 7.6 million, respectively.

The $345.0 million of Convertible Debentures which are convertible into approximately 8.7 million shares at $39.60 per share were outstanding during 2002, 2001 and 2000, but were not included in the computation of diluted EPS for the years ended December 31, 2002, 2001 and 2000 because the impact during these periods was anti-dilutive.

Note 13 - Restructuring and Other Related Charges

Phase I Program

In 2000, the Company completed its previously disclosed productivity and consolidation program (the "Phase I Program"). The Phase I Program was implemented to allow the Company to gain maximum benefit from its acquisition program and to respond to changes in the healthcare industry. As part of the Phase I Program, the roster of pharmacies and other operating locations was reconfigured through the consolidation, relocation, closure and opening of sites, resulting in a net reduction of 59 locations. The Phase I Program also resulted in the reduction of the Company's work force by 16%, or approximately 1,800 full- and part-time employees.

Details of the restructuring and other related charges relating to the Phase I productivity and consolidation program follow (in thousands):

                                                  Utilized    Balance at     Utilized    Balance at    Utilized   Balance at
                                        2000       during     December 31,     during   December 31,    during    December 31,
                                      Provision     2000          2000          2001        2001         2002        2002
                                      ---------   ---------   ------------   --------   ------------   --------   ------------
Restructuring charges:
   Employee severance                  $ 3,296    $ (8,367)      $3,390      $(2,997)      $  393       $(393)       $ --
   Employment agreement buy-outs         1,048      (3,735)         676         (676)          --          --          --
   Lease terminations                    1,881      (3,811)       2,593       (1,775)         818        (246)        572

   Other assets and facility exit
      costs                             10,627      (9,737)       2,538       (2,299)         239        (239)         --
                                       -------    --------       ------      -------       ------       -----        ----
      Total restructuring charges       16,852    $(25,650)      $9,197      $(7,747)      $1,450       $(878)       $572
                                                  ========       ======      =======       ======       =====        ====
Other related charges                   10,347
                                       -------
      Total restructuring and other
         related charges               $27,199
                                       =======


In connection with this program, over the 1999 and 2000 periods, Omnicare recorded a total of $62.6 million pretax ($39.8 million after taxes) for restructuring and other related charges, of which $27.2 million pretax ($17.1 million after taxes, or $0.19 per diluted share) related to the 2000 year. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of other assets (representing a project-to-date cumulative amount of $11.0 million of pretax non-cash items, through December 31, 2000) and facility exit costs. The other related charges were primarily comprised of consulting fees and duplicate costs associated with the program, as well as the write-off of certain non-core healthcare investments.

As of December 31, 2002, the Company had paid approximately $23.3 million of severance and other employee-related costs relating to the reduction of approximately 1,800 employees. The remaining liabilities at December 31, 2002 represent amounts not yet paid relating to actions taken (comprised of remaining lease payments), and will be adjusted as these matters are settled.

Phase II Program

In 2001, the Company announced the implementation of a second phase of the productivity and consolidation initiative (the "Phase II Program"). The Phase II Program, completed on September 30, 2002, further streamlined operations, increased efficiencies and helped enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program included the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also included a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Phase II Program encompassed a net reduction of approximately 460 employees, or about 5% of the Company's total workforce, across both the Pharmacy Services and CRO Services segments.

In connection with the Phase II Program, the Company expensed a total of $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) for restructuring charges during the year ended December 31, 2001. Further, approximately $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share) was recorded during the year ended December 31, 2002, when the amounts were required to be recognized in accordance with U.S. GAAP. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

Details of the pretax restructuring charges relating to the Phase II Program follow (in thousands):

                                        2001      Utilized    Balance at       2002      Utilized      Balance at
                                     Provision/    during    December 31,   Provision/    during       December 31,
                                      Accrual       2001      2001           Accrual        2002          2002
                                     ----------   --------   ------------   ----------   --------   -----------------
Restructuring charges:
   Employee severance                 $ 4,256     $ (2,614)    $ 1,642        $ 2,177    $ (2,655)      $1,164

   Employment agreement buy-outs        2,086       (1,578)        508             --        (214)         294

   Lease terminations                   2,711       (2,105)        606          5,862      (1,846)       4,622

   Other assets, fees and facility
      exit costs                        9,291       (6,264)      3,027         15,156     (14,690)       3,493
                                      -------     --------     -------        -------    --------       ------
      Total restructuring charges     $18,344     $(12,561)    $ 5,783        $23,195    $(19,405)      $9,573
                                      =======     ========     =======        =======    ========       ======

As of December 31, 2002, the Company had paid approximately $7.1 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at December 31, 2002 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

Note 14 - Other Expense

Included in the 2001 results are other expense items totaling $1.8 million pretax ($1.1 million aftertax, or $0.01 per diluted share) and $3.0 million pretax ($1.9 million aftertax, or $0.02 per diluted share). The $1.8 million special charge recorded in the first quarter of 2001 represents a repayment to the Medicare program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration (now known as the Centers for Medicare & Medicaid Services) for review and determination of the amount of overpayment. The $3.0 million special charge recorded in the second quarter of 2001 represents a settlement during June 2001 of certain contractual issues with a customer, which issues and amount relate to prior year periods.

Note 15 - Shareholders' Rights Plan

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

Note 16 - Segment Inforfmation

Based on the "management approach" as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two operating business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 45 states in the United States of America ("USA") at December 31, 2002. The Company's other reportable segment is CRO Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 28 countries around the world at December 31, 2002, including the USA.

The table below presents information about the reportable segments as of and for the years ended December 31, 2002, 2001 and 2000 and should be read in connection with the paragraphs that follow (in thousands):

                                                                    Corporate
                                           Pharmacy      CRO           and        Consolidated
2002:                                      Services    Services   Consolidating      Totals
----------------------------------------------------------------------------------------------
Net sales                                 $2,467,237   $165,517      $     --      $2,632,754
Depreciation and amortization                 40,389      2,237         2,637          45,263
Restructuring charges                         (6,769)   (16,426)           --         (23,195)
Operating income (expense)                   288,196      4,610       (36,220)        256,586
Total assets                               2,126,718    120,155       180,712       2,427,585
Capital expenditures                          22,900        776           972          24,648
==============================================================================================

2001:
----------------------------------------------------------------------------------------------
Net sales                                 $2,033,752   $149,284      $     --      $2,183,036
Depreciation and amortization                 68,390      3,881         1,799          74,070
Restructuring charges                         (8,504)    (9,840)           --         (18,344)
Other (expense)                               (4,817)        --            --          (4,817)
Operating income (expense)                   200,780      2,540       (29,826)        173,494
Total assets                               1,953,243    133,371       203,662       2,290,276
Capital expenditures                          23,571      1,504         1,147          26,222
==============================================================================================

2000:
----------------------------------------------------------------------------------------------
Net sales                                 $1,858,697   $129,142      $     --      $1,987,839
Depreciation and amortization                 69,346      3,458         1,169          73,973
Restructuring and other related charges      (21,615)    (5,584)           --         (27,199)
Operating income (expense)                   156,589      1,664       (27,566)        130,687
Total assets                               1,960,870    117,212       132,136       2,210,218
Capital expenditures                          26,866      3,119         2,438          32,423
==============================================================================================

In accordance with EITF No. 01-14, the Company included in its reported CRO segment net sales amounts, reimbursable out-of-pockets totaling $26.3 million, $23.9 million and $16.5 million pretax for the years ended December 31, 2002, 2001 and 2000, respectively.

Additionally, in accordance with Omnicare's adoption of SFAS No. 142, the Company discontinued amortization of goodwill as of January 1, 2002. Accordingly, no goodwill amortization was recorded during the year ended December 31, 2002. Pretax goodwill amortization for years ended December 31, 2001 and 2000 totaled $32.1 million and $31.6 million, respectively, for the Pharmacy Services segment, and $1.1 million and $1.1 million, respectively, for the CRO Services segment.

The following summarizes sales and long-lived assets by geographic area as of and for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                             Net Sales                       Long-Lived Assets
                ------------------------------------   ------------------------------
                   2002         2001         2000        2002       2001       2000
                ----------   ----------   ----------   --------   --------   --------
United States   $2,596,605   $2,147,537   $1,951,660   $138,516   $153,562   $156,610
Foreign             36,149       35,499       36,179      1,392      1,511      1,925
                ----------   ----------   ----------   --------   --------   --------
Total           $2,632,754   $2,183,036   $1,987,839   $139,908   $155,073   $158,535
                ==========   ==========   ==========   ========   ========   ========

The determination of foreign sales is based on the country in which the sales originate. No individual foreign country's sales were material to the consolidated sales of Omnicare. In accordance with EITF No. 01-14, Omnicare included in its net sales, during the years ended December 31, 2002, 2001 and 2000, reimbursable out-of-pockets totaling $18.6 million, $17.2 million and $10.4 million, respectively, for the United States geographic area, $7.7 million, $6.7 million and $6.1 million, respectively, for the foreign geographic area and $26.3 million, $23.9 million and $16.5 million, respectively, for the total net sales.

Note 17 - Summary of Quarterly Results (Unaudited)

The following table presents the Company's quarterly financial information for 2002 and 2001 (in thousands, except per share data):

                                   First      Second     Third      Fourth       Full
                                  Quarter     Quarter   Quarter     Quarter      Year
                                  --------   --------   --------   --------   ----------
2002

Total net sales(a)                $638,314   $654,155   $664,718   $675,567   $2,632,754
Total direct costs(a)              474,110    483,225    489,151    495,215    1,941,701
                                  --------   --------   --------   --------   ----------
Gross profit                       164,204    170,930    175,567    180,352      691,053
Selling, general and
   administrative expenses          99,618    102,501    103,888    105,265      411,272
Restructuring charges (Note 13)      4,797      7,302     11,096         --       23,195
                                  --------   --------   --------   --------   ----------
Operating income                    59,789     61,127     60,583     75,087      256,586
Investment income                      798        667        651      1,160        3,276
Interest expense                   (14,176)   (14,475)   (14,339)   (13,821)     (56,811)
                                  --------   --------   --------   --------   ----------
Income before income taxes          46,411     47,319     46,895     62,426      203,051
Income taxes                        17,635     17,961     17,829     23,720       77,145
                                  --------   --------   --------   --------   ----------
Net income                        $ 28,776   $ 29,358   $ 29,066   $ 38,706   $  125,906
                                  ========   ========   ========   ========   ==========

Earnings per share:
      Basic                       $   0.31   $   0.31   $   0.31   $   0.41   $     1.34
                                  ========   ========   ========   ========   ==========
      Diluted(b)                  $   0.30   $   0.31   $   0.31   $   0.41   $     1.33
                                  ========   ========   ========   ========   ==========

Weighted average number of
   common shares outstanding:
      Basic                         93,963     94,175     94,245     94,286       94,168
                                  ========   ========   ========   ========   ==========
      Diluted(b)                    94,598     95,292     94,710     97,684       94,905
                                  ========   ========   ========   ========   ==========

                                     First     Second      Third     Fourth       Full
                                    Quarter    Quarter    Quarter    Quarter      Year
                                   --------   --------   --------   --------   ----------
2001

Total net sales(a)                 $529,408   $536,492   $547,843   $569,293   $2,183,036
Total direct costs(a)               389,144    394,429    402,312    417,752    1,603,637
                                   --------   --------   --------   --------   ----------
Gross profit                        140,264    142,063    145,531    151,541      579,399
Selling, general and
   administrative expenses           87,754     85,755     86,359     89,677      349,545
Goodwill amortization (Note 5)        8,162      8,335      8,393      8,309       33,199
Restructuring charges (Note 13)          --         --     15,409      2,935       18,344
Other expense (Note 14)               1,817      3,000         --         --        4,817
                                   --------   --------   --------   --------   ----------
Operating income                     42,531     44,973     35,370     50,620      173,494
Investment income                       474        748        701        692        2,615
Interest expense                    (13,909)   (14,415)   (14,201)   (13,799)     (56,324)
                                   --------   --------   --------   --------   ----------
Income before income taxes           29,096     31,306     21,870     37,513      119,785
Income taxes                         11,052     11,910      8,310     14,242       45,514
                                   --------   --------   --------   --------   ----------
Net income                         $ 18,044   $ 19,396   $ 13,560   $ 23,271   $   74,271
                                   ========   ========   ========   ========   ==========

Earnings per share:(c)
      Basic                        $   0.20   $   0.21   $   0.15   $   0.25   $     0.80
                                   ========   ========   ========   ========   ==========
      Diluted                      $   0.19   $   0.21   $   0.14   $   0.25   $     0.79
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
                                   ========   ========   ========   ========   ==========

Notes to Summary of Quarterly Results:

(a) In accordance with the adoption of EITF No. 01-14, Omnicare has recorded reimbursements received for "out-of-pocket" expenses on a grossed-up basis in total net sales and total direct costs for both the 2002 and 2001 periods. EITF No. 01-14 relates solely to the Company's CRO Services business.

(b) The fourth quarter of 2002 includes the dilutive effect of the $345.0 million Convertible Debentures, which assumes conversion using the "if converted" method. Under that method, the Convertible Debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the Convertible Debentures is added back to net income.

(c) Earnings per share is calculated independently for each separately reported quarterly and full year period. Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

Note 18 - Guarantor Subsidiaries

The Company's Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2002 and 2001 for the balance sheets, as well as the statements of income and cash flows for each of the three years ended December 31, 2002, 2001 and 2000. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income

(in thousands)                                                                    Year ended December 31,
                                                  ---------------------------------------------------------------------------
                                                               Guarantor    Non-Guarantor                  Omnicare, Inc. and
2002:                                              Parent    Subsidiaries   Subsidiaries    Eliminations     Subsidiaries
----                                              --------   ------------   -------------   ------------   ------------------
Total net sales                                      $     --    $2,521,682      $ 111,072       $      --        $2,632,754
Cost of sales                                              --     1,850,455         91,246              --         1,941,701
                                                     --------    ----------      ---------       ---------        ----------
Gross profit                                               --       671,227         19,826              --           691,053
Selling, general and administrative expenses           29,585       360,245         21,442              --           411,272
Restructuring charges                                      --        22,397            798              --            23,195
                                                     --------    ----------      ---------       ---------        ----------
Operating income (loss)                               (29,585)      288,585         (2,414)             --           256,586
Investment income                                       1,755         1,288            233              --             3,276
Interest expense                                      (56,082)         (547)          (182)             --           (56,811)
                                                     --------    ----------      ---------       ---------        ----------
Income (loss) before income taxes                     (83,912)      289,326         (2,363)             --           203,051
Income tax (benefit) expense                          (31,887)      109,930           (898)             --            77,145
Equity in net income of subsidiaries                  177,931            --             --        (177,931)               --
                                                     --------    ----------      ---------       ---------        ----------
Net income (loss)                                    $125,906    $  179,396      $  (1,465)      $(177,931)       $  125,906
                                                     ========    ==========      =========       =========        ==========

2001:
----
Total net sales                                      $     --    $2,084,844      $ 148,489       $ (50,297)       $2,183,036
Cost of sales                                              --     1,524,989        128,945         (50,297)        1,603,637
                                                     --------    ----------      ---------       ---------        ----------
Gross profit                                               --       559,855         19,544              --           579,399
Selling, general and administrative expenses           17,026       343,389         22,329              --           382,744
Restructuring charges                                      --        18,344             --              --            18,344
Other expense                                              --         4,817             --              --             4,817
                                                     --------    ----------      ---------       ---------        ----------
Operating income (loss)                               (17,026)      193,305         (2,785)             --           173,494
Investment income                                       1,767           613            235              --             2,615
Interest expense                                      (53,956)         (798)        (1,570)             --           (56,324)
                                                     --------    ----------      ---------       ---------        ----------
Income (loss) before income taxes                     (69,215)      193,120         (4,120)             --           119,785
Income tax (benefit) expense                          (26,302)       73,509         (1,693)             --            45,514
Equity in net income of subsidiaries                  117,184            --             --        (117,184)               --
                                                     --------    ----------      ---------       ---------        ----------
Net income (loss)                                    $ 74,271    $  119,611      $  (2,427)      $(117,184)       $   74,271
                                                     ========    ==========      =========       =========        ==========

2000:
----
Total net sales                                      $     --    $1,886,231      $ 161,662       $ (60,054)       $1,987,839
Cost of sales                                              --     1,383,737        138,763         (60,054)        1,462,446
                                                     --------    ----------      ---------       ---------        ----------
Gross profit                                               --       502,494         22,899              --           525,393
Selling, general and administrative expenses           13,383       326,415         27,709              --           367,507
Restructuring and other related charges                    --        25,052          2,147              --            27,199
                                                     --------    ----------      ---------       ---------        ----------
Operating income (loss)                               (13,383)      151,027         (6,957)             --           130,687
Investment income                                       1,774          (274)           410              --             1,910
Interest expense                                      (54,126)         (767)          (181)             --           (55,074)
                                                     --------    ----------      ---------       ---------        ----------
Income (loss) before income taxes                     (65,735)      149,986         (6,728)             --            77,523
Income tax (benefit) expense                          (24,322)       53,990           (962)             --            28,706
Equity in net income of subsidiaries                   90,230            --             --         (90,230)               --
                                                     --------    ----------      ---------       ---------        ----------
Net income (loss)                                    $ 48,817    $   95,996      $  (5,766)      $ (90,230)       $   48,817
                                                     ========    ==========      =========       =========        ==========

                     Condensed Consolidating Balance Sheets

(in thousands)                                                                        December 31,
                                                  ----------------------------------------------------------------------------
                                                                Guarantor     Non-Guarantor                 Omnicare, Inc. and
2002:                                               Parent     Subsidiaries    Subsidiaries   Eliminations    Subsidiaries
----                                              ----------   ------------   -------------   ------------   -----------------
ASSETS
Cash and cash equivalents                            $   95,693    $   36,191      $  6,052     $        --       $  137,936
Restricted cash                                              --         3,147            --              --            3,147
Accounts receivable, net (including intercompany)            --       524,290        13,610         (15,043)         522,857
Inventories                                                  --       185,521         4,943              --          190,464
Other current assets                                      1,399       144,399         1,356              --          147,154
                                                     ----------    ----------      --------     -----------       ----------
   Total current assets                                  97,092       893,548        25,961         (15,043)       1,001,558
                                                     ----------    ----------      --------     -----------       ----------
Properties and equipment, net                             2,931       126,452        10,525              --          139,908
Goodwill                                                     --     1,121,728        67,179              --        1,188,907
Other noncurrent assets                                  31,234        65,029           949              --           97,212
Investment in subsidiaries                            1,903,357            --            --      (1,903,357)              --
                                                     ----------    ----------      --------     -----------       ----------
   Total assets                                      $2,034,614    $2,206,757      $104,614     $(1,918,400)      $2,427,585
                                                     ==========    ==========      ========     ===========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities (including intercompany)         $   37,363    $  255,691      $ 18,639     $   (15,043)      $  296,650
Long-term debt                                               --           187            --              --              187
5.0% convertible subordinated debentures, due 2007      345,000            --            --              --          345,000
8.125% senior subordinated notes, due 2011              375,000            --            --              --          375,000
Other noncurrent liabilities                              2,189       132,577           920              --          135,686
Stockholders' equity                                  1,275,062     1,818,302        85,055      (1,903,357)       1,275,062
                                                     ----------    ----------      --------     -----------       ----------
   Total liabilities and stockholders' equity        $2,034,614    $2,206,757      $104,614     $(1,918,400)      $2,427,585
                                                     ==========    ==========      ========     ===========       ==========

2001:
----
ASSETS

Cash and cash equivalents                            $  127,110    $   37,304      $  3,982     $        --       $  168,396
Restricted cash                                              --         2,922            --              --            2,922
Accounts receivable, net (including intercompany)            --       462,882        24,648          (9,453)         478,077
Inventories                                                  --       144,833         4,301              --          149,134
Other current assets                                        944       126,049         2,072              --          129,065
                                                     ----------    ----------      --------     -----------       ----------
   Total current assets                                 128,054       773,990        35,003          (9,453)         927,594
                                                     ----------    ----------      --------     -----------       ----------
Properties and equipment, net                             3,192       139,130        12,751              --          155,073
Goodwill                                                     --     1,060,523        63,277              --        1,123,800
Other noncurrent assets                                  30,023        53,317           469              --           83,809
Investment in subsidiaries                            1,754,149            --            --      (1,754,149)              --
                                                     ----------    ----------      --------     -----------       ----------
   Total assets                                      $1,915,418    $2,026,960      $111,500     $(1,763,602)      $2,290,276
                                                     ==========    ==========      ========     ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities (including intercompany)         $   14,797    $  246,338      $ 17,591     $    (9,453)      $  269,273
Long-term debt                                           30,000           609            60              --           30,669
5.0% convertible subordinated debentures, due 2007      345,000            --            --              --          345,000
8.125% senior subordinated notes, due 2011              375,000            --            --              --          375,000
Other noncurrent liabilities                                838       119,227           486              --          120,551
Stockholders' equity                                  1,149,783     1,660,786        93,363      (1,754,149)       1,149,783
                                                     ----------    ----------      --------     -----------       ----------
   Total liabilities and stockholders' equity        $1,915,418    $2,026,960      $111,500     $(1,763,602)      $2,290,276
                                                     ==========    ==========      ========     ===========       ==========

                Condensed Consolidating Statements of Cash Flows

(in thousands)                                                               Year ended December 31,
                                                            ----------------------------------------------------------
                                                                         Guarantor    Non-Guarantor    Omnicare, Inc.
2002:                                                        Parent    Subsidiaries   Subsidiaries    and Subsidiaries
-----                                                       --------   ------------   -------------   ----------------
Cash flows from operating activities:
Provision for doubtful accounts                             $     --    $  30,269       $    894         $  31,163
Other                                                        (29,513)     155,544          1,915           127,946
                                                            --------    ---------       --------         ---------
   Net cash flows from operating activities                  (29,513)     185,813          2,809           159,109
                                                            --------    ---------       --------         ---------

Cash flows from investing activities:
Acquisition of businesses                                         --     (126,533)        (1,250)         (127,783)
Capital expenditures                                              --      (24,378)          (270)          (24,648)
Transfer of cash to trusts for employee health and
   severance costs, net of payments out of the trust              --         (225)            --              (225)
Other                                                             --          272              1               273
                                                            --------    ---------       --------         ---------
   Net cash flows from investing activities                       --     (150,864)        (1,519)         (152,383)
                                                            --------    ---------       --------         ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                       90,000           --             --            90,000
Payments on line of credit facilities                       (120,000)          --             --          (120,000)
Proceeds from long-term borrowings                                --         (214)            --              (214)
Proceeds from stock awards and exercise of stock options,
   net of stock tendered in payment                               --          667             --               667
Dividends                                                         --       (8,491)            --            (8,491)
Other                                                         28,096      (28,024)            --                72
                                                            --------    ---------       --------         ---------
   Net cash flows from financing activities                   (1,904)     (36,062)            --           (37,966)
                                                            --------    ---------       --------         ---------

Effect of exchange rate changes on cash                           --           --            780               780
                                                            --------    ---------       --------         ---------

Net increase (decrease) in cash and cash equivalents         (31,417)      (1,113)         2,070           (30,460)
Cash and cash equivalents at beginning of year -
   unrestricted                                              127,110       37,304          3,982           168,396
                                                            --------    ---------       --------         ---------
Cash and cash equivalents at end of year - unrestricted     $ 95,693    $  36,191       $  6,052         $ 137,936
                                                            ========    =========       ========         =========

2001:
-----
Cash flows from operating activities:
Provision for doubtful accounts                             $     --    $  24,201       $  1,289         $  25,490
Other                                                        (65,203)     190,247          2,553           127,597
                                                            --------    ---------       --------         ---------
   Net cash flows from operating activities                  (65,203)     214,448          3,842           153,087
                                                            --------    ---------       --------         ---------

Cash flows from investing activities:
Acquisition of businesses                                         --      (20,263)            --           (20,263)
Capital expenditures                                            (703)     (21,546)        (3,973)          (26,222)
Transfer of cash to trusts for employee health and
   severance costs, net of payments out of the trust              --         (622)            --              (622)
Other                                                             --          135            170               305
                                                            --------    ---------       --------         ---------
   Net cash flows from investing activities                     (703)     (42,296)        (3,803)          (46,802)
                                                            --------    ---------       --------         ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                       70,000           --             --            70,000
Proceeds from long-term borrowings                           375,000           --             --           375,000
Payments on line of credit facilities                       (475,000)          --             --          (475,000)
Fees paid for financing arrangements                         (16,254)          --             --           (16,254)
Other                                                        190,607     (194,122)           214            (3,301)
                                                            --------    ---------       --------         ---------
   Net cash flows from financing activities                  144,353     (194,122)           214           (49,555)
                                                            --------    ---------       --------         ---------

Effect of exchange rate changes on cash                           --           --             59                59
                                                            --------    ---------       --------         ---------

Net increase (decrease) in cash and cash equivalents          78,447     (21,970)            312            56,789
Cash and cash equivalents at beginning of year -
unrestricted                                                  48,663       59,274          3,670           111,607
                                                            --------    ---------       --------         ---------
Cash and cash equivalents at end of year - unrestricted     $127,110    $  37,304       $  3,982         $ 168,396
                                                            ========    =========       ========         =========

(in thousands)                                                                 Year ended December 31,
                                                            -----------------------------------------------------------
                                                                         Guarantor     Non-Guarantor    Omnicare, Inc.
2000:                                                         Parent    Subsidiaries   Subsidiaries    and Subsidiaries
-----                                                       ---------   ------------   -------------   ----------------
Cash flows from operating activities:
Provision for doubtful accounts                             $      --    $  22,604       $  4,125         $  26,729
Other                                                         (57,558)     158,883          4,647           105,972
                                                            ---------    ---------       --------         ---------
   Net cash flows from operating activities                   (57,558)     181,487          8,772           132,701
                                                            ---------    ---------       --------         ---------

Cash flows from investing activities:
Acquisition of businesses                                          --      (36,018)        (5,646)          (41,664)
Capital expenditures                                           (1,859)     (26,423)        (4,141)          (32,423)
Transfer of cash to trusts for employee health and
   severance costs, net of payments out of the trust               --       (2,300)            --            (2,300)
Other                                                              --        1,044           (773)              271
                                                            ---------    ---------       --------         ---------
   Net cash flows from investing activities                    (1,859)     (63,697)       (10,560)          (76,116)
                                                            ---------    ---------       --------         ---------

Cash flows from financing activities:
Payments on line of credit facilities                         (30,000)          --             --           (30,000)
Other                                                          86,071      (97,790)           (58)          (11,777)
                                                            ---------    ---------       --------         ---------
   Net cash flows from financing activities                    56,071      (97,790)           (58)          (41,777)
                                                            ---------    ---------       --------         ---------

Effect of exchange rate changes on cash                            --           --           (468)             (468)
                                                            ---------    ---------       --------         ---------

Net (decrease) increase in cash and cash equivalents           (3,346)      20,000         (2,314)           14,340
Cash and cash equivalents at beginning of year -
   unrestricted                                                52,009       39,274          5,984            97,267
                                                            ---------    ---------       --------         ---------
Cash and cash equivalents at end of year - unrestricted     $  48,663     $ 59,274      $   3,670         $ 111,607
                                                            =========    =========       ========         =========

Note 19 - Subsequent Event

On January 15, 2003, Omnicare closed its $5.50 per share cash tender offer for all of the issued and outstanding shares of Class A common stock and Class B common stock of NCS. Omnicare accepted, on January 15, 2003, all validly tendered shares for payment (totaling 17,510,126 shares of Class A common stock, representing approximately 94% of the then-outstanding Class A common stock, and 5,038,996 shares of Class B common stock, representing 100% of the then-outstanding Class B common stock). Omnicare subsequently acquired the remaining shares of Class A common stock of NCS.

The acquisition of NCS, to be accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $493 million. The cash consideration included the payoff of certain NCS debt totaling pproximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility. The Company has engaged an independent valuation firm to assist with the determination of the initial purchase price allocation, including the identification of goodwill and other identifiable intangible assets.

At the time of the acquisition, NCS provided professional pharmacy and related services to long-term care facilities, including skilled nursing centers and assisted living facilities comprising approximately 199,000 beds in 33 states and managed hospital pharmacies in 10 states. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition, while broadening Omnicare's geographical reach. The net assets and operating results of NCS will be included from the date of acquisition in the Company's financial statements beginning in the first quarter of 2003.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in our 2003 Proxy Statement which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information required under this Item is set forth in our 2003 Proxy Statement which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002 (in thousands, except exercise price data):

                                     Number of Securities
                                       to be Issued Upon      Weighted Average        Number of Securities
                                          Exercise of        Exercise Price of      Remaining Available for
                                     Outstanding Options    Outstanding Options      Future Issuance Under
Plan Category                            and Warrants           and Warrants      Equity Compensation Plans(c)
----------------------------------   --------------------   -------------------   ----------------------------
Equity compensation plans
  approved by stockholders (a)              7,065                  $20.66                      260

Equity compensation plans
  not approved by stockholders (b)          2,543                   21.26                    3,369
                                     --------------------                         ----------------------------
                                            9,608                   20.82                    3,629
                                     ====================                         ============================

(a) Includes the 1992 Long-Term Stock Incentive Plan and the 1995 Premium-Priced Stock Option Plan.

(b) Includes the 1998 Long-Term Employee Incentive Plan and Director Stock Plan, as further discussed in Note 8 of the Notes to Consolidated Financial Statements included at Item 8 of this Filing. Additionally, the outstanding amount includes 220 of compensation-related warrants issued in 1997 at an exercise price of $29.275 per share.

(c) Excludes securities listed in the first column of the table. Under the 1992 Long-Term Stock Incentive Plan securities available for issuance are determined under a formula. The number of shares available for issuance under such plan as of any given date (a "Determination Date") may not exceed that number of shares equal to (i) 5% of the Company's issued and outstanding common stock as of the preceding December 31 reduced by (ii) the total number of stock incentives granted under the 1992 Plan at any time during the then current calendar year and during the immediately preceding two calendar years (the "Granting Period") increased by (iii) the total number of shares covered by previously granted stock incentives forfeited during the Granting Period.

The remaining information required under this Item is set forth in our 2003 Proxy Statement which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is set forth in our 2003 Proxy Statement which is incorporated herein by reference.

ITEM 14 - CONTROLS AND PROCEDURES

     (a) Based on a recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

     (b) There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)   Financial Statements

            Our 2002 Consolidated Financial Statements are included in Part II,
            Item 8, of this Filing.

   (a)(2)   Financial Statement Schedule

            See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

   (a)(3)   Exhibits

            See Index of Exhibits.

   (b)      Reports on Form 8-K

            Omnicare did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 27th day of March 2003.

                                           OMNICARE, INC.


                                           /s/ David W. Froesel, Jr.
                                           -------------------------------------
                                           David W. Froesel, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer and Director


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


Timothy E. Bien, Director*
Charles H. Erhart, Jr., Director*                                                          March 27, 2003
Patrick E. Keefe, Director*
Sandra E. Laney, Director*
Andrea R. Lindell, DNSc, RN, Director*
Sheldon Margen, M.D., Director*
Kevin J. McNamara, Director*
John H. Timoney, Director*

* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself as a director and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.


                                           /s/ Cheryl D. Hodges
                                           -------------------------------------
                                           Cheryl D. Hodges
                                           (Attorney-in-Fact)

                          SECTION 302 CEO CERTIFICATION

I, Joel F. Gemunder, President and Chief Executive Officer of Omnicare, Inc. (the "Company"), certify that:

1.   I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


      /s/ Joel F. Gemunder
      -------------------------------------
      Joel F. Gemunder
      President and Chief Executive Officer

                          SECTION 302 CFO CERTIFICATION

I, David W. Froesel, Jr., Senior Vice President and Chief Financial Officer of Omnicare, Inc. (the "Company"), certify that:

1.   I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


      /s/ David W. Froesel, Jr.
      ------------------------------------
      David W. Froesel, Jr.
      Senior Vice President and Chief
      Financial Officer

                                   Schedule II

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                Additions
                Balance at       charged                    Write-offs,    Balance
 Year ended    beginning of      to cost                       net of       at end
December 31,      period      and expenses   Acquisitions    recoveries   of period
------------   ------------   ------------   ------------   -----------   ---------
Allowance for uncollectible accounts receivable:

2002              $45,573        $31,163        $20,182      $(28,325)      $68,593

2001               40,497         25,490             --       (20,414)       45,573

2000               36,883         26,729             --       (23,115)       40,497

                                INDEX OF EXHIBITS

                                                               Document Incorporated by Reference from a
Number and Description of Exhibit                              Previous Filing or Filed Herewith, as
(Numbers Coincide with Item 601 of Regulation S-K)             Indicated Below
------------------------------------------------------------   -----------------------------------------

(3.1)     Restated Certificate of Incorporation of Omnicare,   Filed Herewith
          Inc. (as amended)

(3.2)     Certificate of Designations of Series A Junior       Filed Herewith
          Participating Preferred Stock of Omnicare, Inc.
          dated as of May 18, 1999

(3.3)     By-Laws of Omnicare, Inc., as amended                Form S-3
                                                               September 28, 1998

(4.1)     Indenture dated as of December 10, 1997 between      Form S-3
          the Company and The First National Bank of           February 6, 1998
          Chicago, as Trustee

(4.2)     Indenture dated as of March 20, 2001, by and among   Form 8-K
          Omnicare, Inc., the Guarantors named therein and     March 23, 2001
          SunTrust Bank, as trustee, relating to the
          Company's $375.0 million 8.125% Senior
          Subordinated Notes due 2011

(4.3)     Three-year, $495.0 million Credit Agreement dated     Form 8-K
          as of March 20, 2001, among Omnicare, Inc., as the    March 23, 2001
          Borrower, the Guarantors named therein and the
          lenders named therein, as the Lenders, Lehman
          Commercial Paper Inc., as a Syndication Agent,
          SunTrust Bank, as a Documentation Agent, Deutsche
          Banc Alex. Brown, as a Documentation Agent, and
          Bank One, NA, with its main office in Chicago,
          Illinois, as the Administrative Agent

                                INDEX OF EXHIBITS

Number and Description of Exhibit                              Document Incorporated by Reference from a Previous
(Numbers Coincide with Item 601 of Regulation S-K)             Filing or Filed Herewith, as Indicated Below
--------------------------------------------------             --------------------------------------------------

(4.4)     Rights Agreement, and related Exhibits, dated as     Form 8-K
          of May 17, 1999 between Omnicare, Inc. and First     May 18, 1999
          Chicago Trust Company of New York, as Rights Agent


(10.1)    Executive Salary Protection Plan, as amended,        Form 10-K
          May 22, 1981                                         March 25, 1996

(10.2)    Annual Incentive Plan for Senior Executive           Proxy Statement for 2001 Annual Meeting of
          Officers                                             Shareholders dated April 10, 2001

(10.3)    1992 Long-Term Stock Incentive Plan                  Proxy Statement for 2002 Annual Meeting of
                                                               Stockholders dated April 10, 2002

(10.4)    1995 Premium-Priced Stock Option Plan                Proxy Statement for 1995 Annual Meeting of
                                                               Stockholders dated April 10, 1995

(10.5)    1998 Long-Term Employee Incentive Plan               Form 10-K
                                                               March 30, 1999

(10.6)    Amendment to 1998 Long-Term Employee Incentive       Filed Herewith
          Plan effective November 26, 2002

(10.7)    Form of Indemnification Agreement with Directors     Form 10-K
          and Officers                                         March 30, 1999

(10.8)    Employment Agreements with J.F. Gemunder             Filed Herewith
          and C.D. Hodges dated August 4, 1988

(10.9)    Employment Agreement with P.E. Keefe dated           Form 10-K
          March 4, 1993                                        March 25, 1994

                                INDEX OF EXHIBITS

Number and Description of Exhibit                              Document Incorporated by Reference from a Previous
(Numbers Coincide with Item 601 of Regulation S-K)             Filing or Filed Herewith, as Indicated Below
--------------------------------------------------             --------------------------------------------------

(10.10)   Split Dollar Agreement with E.L. Hutton dated June    Form 10-K
          1, 1995 (Agreement in the same form exists with       March 25, 1996
          J.F. Gemunder)

(10.11)   Split Dollar Agreement dated June 1, 1995            Form 10-K
          (Agreements in the same form exist with the          March 25, 1996
          following Executive Officers: T.E. Bien, C.D.
          Hodges and P.E. Keefe)

(10.12)   Retirement Plan for E.L. Hutton                      Form 10-K
                                                               March 30, 2001

(10.13)   Employment Agreement with T.E. Bien dated            Form 10-K
          January 1, 1994                                      March 31, 1997

(10.14)   Employment Agreement with D.W. Froesel, Jr.          Form 10-K
          dated February 17, 1996                              March 31, 1997

(10.15)   Employment Agreement with P. Laterza dated           Form 10-K
          August 5, 1998                                       March 30, 2000

(10.16)   Form of Amendment to Employment Agreements with      Form 10-K
          J.F. Gemunder, P.E. Keefe and C.D. Hodges dated as   March 30, 2000
          of February 25, 2000

(10.17)   Amendment to Employment Agreement with J.F.          Filed Herewith
          Gemunder dated as of September 25, 2002

(10.18)   Amendment to Employment Agreement with J.F.          Filed Herewith
          Gemunder dated as of March 6, 2003
          (Amendments in the same form exist with the
          following Executive Officers: P.E. Keefe and
          C.D. Hodges)

                                INDEX OF EXHIBITS

Number and Description of Exhibit                              Document Incorporated by Reference from a Previous
(Numbers Coincide with Item 601 of Regulation S-K)             Filing or Filed Herewith, as Indicated Below
--------------------------------------------------             --------------------------------------------------

(10.19)   Form of Amendment to Employment Agreements with      Form 10-K
          T.E. Bien, D.W. Froesel, Jr. and P. Laterza          March 30, 2000
          dated as of February 25, 2000

(10.20)   Amendment to Employment Agreement with P. Laterza    Form 10-K
          dated as of August 2, 2000                           March 30, 2001


(12)      Statement of Computation of Ratio of Earnings to     Filed Herewith
          Fixed Charges

(21)      Subsidiaries of Omnicare, Inc.                       Filed Herewith

(23.1)    Consent of PricewaterhouseCoopers LLP                Filed Herewith

(24)      Powers of Attorney                                   Filed Herewith

(99.1)    Certification of Chief Executive Officer of          Filed Herewith
          Omnicare, Inc. in accordance with Section 906 of
          the Sarbanes-Oxley Act of 2002*

(99.2)    Certification of Chief Financial Officer of          Filed Herewith
          Omnicare, Inc. in accordance with Section 906 of
          the Sarbanes-Oxley Act of 2002*

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                             STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as........................'r'