Form 10-Q
period 2003-03-31
OMNICARE INC
filed 2003-05-15
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 1-8269

                                 OMNICARE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    31-1001351
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            100 East RiverCenter Boulevard, Covington, Kentucky 41011
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (859) 392-3300
--------------------------------------------------------------------------------

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

Yes [X] No [ ]

COMMON STOCK OUTSTANDING
------------------------

                                                      Number of
                                                        Shares         Date
                                                     ----------   --------------
Common Stock, $1 par value                           94,688,442   March 31, 2003

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION:

   ITEM 1. FINANCIAL STATEMENTS

           Consolidated Statements of Income - Three months ended -
              March 31, 2003 and 2002                                         3

           Consolidated Balance Sheets -
              March 31, 2003 and December 31, 2002                            4

           Consolidated Statements of Cash Flows - Three months ended -
              March 31, 2003 and 2002                                         5

           Notes to Consolidated Financial Statements                         6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        26

   ITEM 4. CONTROLS AND PROCEDURES                                           26

PART II. OTHER INFORMATION:

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
Sales                                                       $797,753   $632,015
Reimbursable out-of-pockets                                    8,108      6,299
                                                            --------   --------
   Total net sales                                           805,861    638,314
                                                            --------   --------
Cost of sales                                                589,792    467,811
Reimbursed out-of-pocket expenses                              8,108      6,299
                                                            --------   --------
   Total direct costs                                        597,900    474,110
                                                            --------   --------
Gross profit                                                 207,961    164,204
Selling, general and administrative expenses                 126,928     99,618
Restructuring charges (Note 5)                                    --      4,797
                                                            --------   --------
Operating income                                              81,033     59,789
Investment income                                                588        798
Interest expense                                             (16,456)   (14,176)
                                                            --------   --------
Income before income taxes                                    65,165     46,411
Income taxes                                                  24,742     17,635
                                                            --------   --------
Net income                                                  $ 40,423   $ 28,776
                                                            ========   ========
Earnings per share:
   Basic                                                    $   0.43   $   0.31
                                                            ========   ========
   Diluted                                                  $   0.42   $   0.30
                                                            ========   ========
Weighted average number of common shares outstanding:
   Basic                                                      94,386     93,963
                                                            ========   ========
   Diluted                                                   104,029     94,598
                                                            ========   ========

Comprehensive income                                        $ 41,420   $ 29,003
                                                            ========   ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except share data)

                                                                           March 31,   December 31,
                                                                             2003          2002
                                                                          ----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $  128,990    $  137,936
   Restricted cash                                                             5,801         3,147
   Accounts receivable, less allowances
      of $85,159 (2002 - $68,593)                                            634,236       522,857
   Unbilled  receivables                                                      25,790        25,062
   Inventories                                                               232,338       190,464
   Deferred income tax benefits                                               25,833        18,621
   Other current assets                                                      107,984       103,471
                                                                          ----------    ----------
      Total current assets                                                 1,160,972     1,001,558

Properties and equipment, at cost less accumulated
   depreciation of $185,881 (2002 - $177,870)                                157,482       139,908
Goodwill                                                                   1,605,168     1,188,907
Other noncurrent assets                                                      104,932        97,212
                                                                          ----------    ----------
      Total assets                                                        $3,028,554    $2,427,585
                                                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  214,208    $  175,648
   Current debt                                                              474,407           110
   Accrued employee compensation                                              26,480        22,627
   Deferred revenue                                                           33,042        25,254
   Income taxes payable                                                       22,268         6,837
   Other current liabilities                                                  82,850        66,174
                                                                          ----------    ----------
      Total current liabilities                                              853,255       296,650

Long-term debt                                                                   411           187
5.0% convertible subordinated debentures, due 2007                           345,000       345,000
8.125% senior subordinated notes, due 2011                                   375,000       375,000
Deferred income tax liabilities                                               91,678        84,071
Other noncurrent liabilities                                                  50,920        51,615
                                                                          ----------    ----------
      Total liabilities                                                    1,716,264     1,152,523
                                                                          ----------    ----------

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
      none issued and outstanding                                                 --            --
   Common stock, $1 par value, 200,000,000 shares authorized,
      96,019,700 shares issued (2002 - 95,441,400 shares issued)              96,020        95,441
   Paid-in capital                                                           752,015       737,421
   Retained earnings                                                         537,066       498,856
                                                                          ----------    ----------

                                                                           1,385,101     1,331,718
   Treasury stock, at cost - 1,331,300 shares (2002 - 1,139,900 shares)      (28,338)      (23,471)
   Deferred compensation                                                     (41,303)      (29,018)
   Accumulated other comprehensive income                                     (3,170)       (4,167)
                                                                          ----------    ----------
      Total stockholders' equity                                           1,312,290     1,275,062
                                                                          ----------    ----------
      Total liabilities and stockholders' equity                          $3,028,554    $2,427,585
                                                                          ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                                  ---------------------
                                                                    2003        2002
                                                                  ---------   ---------
Cash flows from operating activities:
Net income                                                        $  40,423   $  28,776
Adjustments to reconcile net income to net cash flows from
   operating activities:
      Depreciation                                                    9,568       8,211
      Amortization                                                    3,193       3,480
      Provision for doubtful accounts                                11,045       6,558
      Deferred tax  provision                                        13,469       2,042
      Non-cash portion of restructuring charges                          --       2,420
Changes in assets and liabilities, net of effects from
   acquisition of businesses:
      Accounts receivable and unbilled receivables                  (43,631)    (22,930)
      Inventories                                                    (8,076)    (10,930)
      Current and noncurrent assets                                     456     (14,861)
      Accounts payable                                              (10,768)     27,364
      Accrued employee compensation                                  (2,509)     (5,974)
      Deferred revenue                                                7,788      (7,044)
      Current and noncurrent liabilities                            (15,607)      5,786
                                                                  ---------   ---------
         Net cash flows from operating activities                     5,351      22,898
                                                                  ---------   ---------

Cash flows from investing activities:
   Acquisition of businesses                                       (476,999)   (105,029)
   Capital expenditures                                              (3,990)     (4,975)
   Transfer of cash to trusts for employee health and
      severance costs, net of payments out of the trust              (2,654)     (3,420)
   Other                                                                 45          45
                                                                  ---------   ---------
         Net cash flows from investing activities                  (483,598)   (113,379)
                                                                  ---------   ---------

Cash flows from financing activities:
   Borrowings on line of credit facilities                          499,000      90,000
   Payments on line of credit facilities                            (25,000)    (20,000)
   Principal payments on long-term obligations                         (146)         --
   Payments for stock awards and exercise of stock options,
      net of stock tendered in payment                               (3,117)     (2,101)
   Dividends paid                                                    (2,125)     (2,118)
   Other                                                                 --        (115)
                                                                  ---------   ---------
         Net cash flows from financing activities                   468,612      65,666
                                                                  ---------   ---------

Effect of exchange rate changes on cash                                 689         538
                                                                  ---------   ---------
Net decrease in cash and cash equivalents                            (8,946)    (24,277)
Cash and cash equivalents at beginning of period - unrestricted     137,936     168,396
                                                                  ---------   ---------

Cash and cash equivalents at end of period - unrestricted         $ 128,990   $ 144,119
                                                                  =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

1.   Interim Financial Data

     The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in Note 5) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.   Stock-Based Employee Compensation

     At March 31, 2003, the Company has three stock-based employee compensation plans. As permitted per U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), the Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123" ("SFAS 148"), for stock options (in thousands, except per share data):

                                                           Three Months Ended March 31,
                                                                  2003      2002
                                                                 -------   -------
Net income, as reported                                          $40,423   $28,776
Deduct: Total stock-based employee compensation
   expense determined under fair value-based
   method for all options, net of related tax effects             (2,419)   (1,235)
                                                                 -------   -------
Pro forma net income                                             $38,004   $27,541
                                                                 =======   =======

Earnings per share:
   Basic - as reported                                           $  0.43   $  0.31
                                                                 =======   =======
   Basic - pro forma                                             $  0.40   $  0.29
                                                                 =======   =======

   Diluted - as reported                                         $  0.42   $  0.30
                                                                 =======   =======
   Diluted - pro forma                                           $  0.39   $  0.29
                                                                 =======   =======

     The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants:

                                                    Three Months Ended March 31,
                                                           2003     2002
                                                          ------   ------
Volatility                                                    62%      63%
Risk-free interest rate                                      3.0%     4.3%
Dividend yield                                               0.3%     0.3%
Expected term of options (in years)                          5.5      5.0
Weighted average fair value per option                    $14.02   $11.84

     The above pro forma information is based on the circumstances and assumptions in effect for each of the respective periods and, therefore, is not necessarily representative of the actual effect of SFAS 123 on net income or earnings per share in future years.

3.   Recently Issued Accounting Pronouncements

     Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), and Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). All accounting and disclosure relevant to this authoritative guidance has been incorporated into this Quarterly Report on Form 10-Q. The adoption of SFAS 145, SFAS 146 and FIN 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisition of Certain Financial Institutions." In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." These pronouncements are not applicable to the Company.

     In December 2002, the FASB issued SFAS 148. While limited in scope,
SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123. The standard is intended to encourage the adoption of the provisions of SFAS 123 by providing three transitional implementation methodologies. Even for those companies choosing not to adopt the provisions of SFAS 123, SFAS 148 includes new annual and interim disclosure requirements related to a company's issuance of stock compensation. The transition and disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provisions of SFAS 148 have been incorporated into the notes to consolidated financial statements, and Omnicare currently intends to continue accounting for stock-based compensation plans in accordance with APB 25 and related Interpretations, as permitted by U.S. GAAP.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement will be effective for the Company beginning July 1, 2003. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

4.   Segment Information

     Based on the "management approach," as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 47 states in the United States of America ("USA") at March 31, 2003. The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 29 countries around the world, including the USA, at March 31, 2003.

     The table below presents information about the reportable segments as of and for the three months ended March 31, 2003 and 2002 and should be read in conjunction with the paragraph that follows (in thousands):

                                           Three Months Ended March 31,
                                ----------------------------------------------------
                                                          Corporate
                                 Pharmacy      CRO           and        Consolidated
2003:                            Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
Net sales                       $  763,154   $ 42,707     $     --       $  805,861
Depreciation and amortization       11,748        418          595           12,761
Operating income (expense)          85,370      4,730       (9,067)          81,033
Total assets                     2,731,891    127,116      169,547        3,028,554
Capital expenditures                 3,815         65          110            3,990
====================================================================================

2002:
------------------------------------------------------------------------------------
Net sales                       $  596,265   $ 42,049     $     --       $  638,314
Depreciation and amortization       10,435        618          638           11,691
Restructuring charges               (1,126)    (3,671)          --           (4,797)
Operating income (expense)          67,079      1,244       (8,534)          59,789
Total assets                     2,089,305    141,106      187,345        2,417,756
Capital expenditures                 4,452        150          373            4,975
====================================================================================

     In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for
'Out-of-Pocket' Expenses Incurred," the Company included in its reported CRO segment net sales amounts of $8.1 million for the three months ended March 31, 2003 ($6.3 million for the period ended March 31, 2002).

5.   Restructuring Charges

     In 2001, the Company announced the implementation of a second phase of the productivity and consolidation initiative (the "Phase II Program"). The Phase II Program, completed on September 30, 2002, further streamlined operations, increased efficiencies and helped enhance the Company's position as a high-quality, cost-effective provider of pharmaceutical services. Building on previous efforts, the Phase II Program included the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also included a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Phase II Program encompassed a net reduction of approximately 460 employees, or about 5% of the Company's total work force, across both the Pharmacy Services and CRO Services segments.

     In connection with the Phase II Program, the Company expensed a total of $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) for restructuring charges during the year ended December 31, 2001. Further, approximately $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share) was recorded during the year ended December 31, 2002, when the amounts were required to be recognized in accordance with U.S. GAAP. Of the total amount recorded during the year ended December 31, 2002, $4.8 million pretax ($3.0 million aftertax, or $0.03 per diluted share) was recorded in the first quarter of 2002. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

     Details of the year-to-date March 31, 2003 and December 31, 2002 activity relating to the Phase II Program follow (in thousands):

                                        Balance at       2002      Utilized    Balance at    Utilized   Balance at
                                       December 31,   Provision/    during    December 31,    during     March 31,
                                           2001        Accrual       2002         2002         2003        2003
                                       ------------   ----------   --------   ------------   --------   ----------
Restructuring charges:
   Employee severance                     $1,642        $ 2,177    $ (2,655)     $1,164      $(1,123)     $   41
   Employment agreement buy-outs             508             --        (214)        294          (21)        273
   Lease terminations                        606          5,862      (1,846)      4,622         (384)      4,238
   Other assets, fees
      and facility exit costs              3,027         15,156     (14,690)      3,493         (180)      3,313
                                          ------        -------    --------      ------      -------      ------
      Total restructuring charges         $5,783        $23,195    $(19,405)     $9,573      $(1,708)     $7,865
                                          ======        =======    ========      ======      =======      ======

     As of March 31, 2003, the Company had paid approximately $8.2 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at March 31, 2003 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

     In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $0.6 million at December 31, 2002 and March 31, 2003. The remaining liabilities at March 31, 2003 represent amounts not yet paid relating to actions taken (consisting of remaining lease payments), and will be adjusted as these matters are settled.

6.   Acquisitions

     In January 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and related entities (collectively, "APS"). The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs which aggregated approximately $120 million (including an adjustment based on the closing balance sheet review and a $6.0 million deferred payment made in the first quarter of 2003). Up to an additional $12.0 million in deferred payments may become payable in annual increments of up to $6.0 million each, contingent upon future performance, as evaluated in the first quarter of each of the next two years. The Company has completed its purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

     In connection with the purchase of APS, the Company acquired amortizable intangible assets composed of non-compete agreements and customer relationship assets totaling $1.3 million and $3.1 million, respectively. Amortization periods for the non-compete agreements and customer relationship assets are 10.0 years and 4.7 years, respectively, and 6.3 years on a weighted-average basis. The Company has also recorded goodwill totaling approximately $66 million (all of which is tax deductible) in connection with the acquisition, although this amount is subject to adjustment based primarily on the potential payment of any deferred consideration as discussed above.

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

     The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $493 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility. The Company has engaged an independent valuation firm to assist with the purchase price allocation, including the identification of goodwill and other identifiable intangible assets.

     At the time of the acquisition, NCS provided professional pharmacy and related services to long-term care facilities, including skilled nursing centers and assisted living facilities in 33 states and managed hospital pharmacies in 10 states. NCS added approximately 182,000 beds served in the first quarter of 2003. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition, while broadening Omnicare's geographical reach.

The net assets and operating results of NCS have been included from the date of acquisition in the Company's financial statements beginning in the first quarter of 2003.

     Unaudited pro forma combined results of operations of the Company and NCS for the three months ended March 31, 2002 are presented below. Such pro forma presentation has been prepared assuming that the NCS acquisition had been made as of January 1, 2002. Pro forma information is not presented for the three months ended March 31, 2003 as the results of NCS are included in those of the Company from the closing date of January 15, 2003, and the difference from the beginning of the period is not significant.

     The unaudited pro forma combined financial information follows (in thousands, except per share data):

                                                              Three Months Ended
                                                                March 31, 2002
                                                              ------------------
Net sales                                                          $797,702

Net income                                                         $ 26,053
Earnings per share:
   Basic                                                           $   0.28
   Diluted                                                         $   0.28

7. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the three months ended March 31, 2003, by business segment, are as follows (in thousands):

                                              Pharmacy       CRO
                                              Services     Services      Total
                                              --------     --------      -----
Balance as of December 31, 2002              $1,149,939     $38,968    $1,188,907
Goodwill acquired in the three
  months ended March 31, 2003                   404,287           -       404,287
Other                                            11,670         304        11,974
                                             ----------     -------    ----------
Balance as of March 31, 2003                 $1,565,896     $39,272    $1,605,168
                                             ==========     =======    ==========

     The "Other" caption above includes the settlement of acquisition matters relating to pre-2003 acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions), as well as the effect of adjustments due to foreign currency translations.

     The Company's other intangible assets have not changed significantly from the balances at December 31, 2002. The Company has engaged an independent valuation firm to assist with the NCS acquisition purchase price allocation, including the identification of goodwill and other identifiable intangible assets.

8.   Guarantor Subsidiaries

     The Company's $375.0 million senior subordinated notes due 2011 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2003 and December 31, 2002 for the balance sheet, the statement of income for each of the three month periods ended March 31, 2003 and 2002, and the statement of cash flows for the three months ended March 31, 2003 and 2002. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statement of cash flows, since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income

(in thousands)

                                                                        Three Months Ended March 31,
                                                  -------------------------------------------------------------------------
                                                               Guarantor    Non-Guarantor                   Omnicare, Inc.
2003                                               Parent    Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
   Total net sales                                $     --     $778,088        $27,773        $     --         $805,861
   Total direct costs                                   --      575,514         22,386              --          597,900
                                                  --------     --------        -------        --------         --------
   Gross profit                                         --      202,574          5,387              --          207,961
   Selling, general and administrative expenses      1,529      120,129          5,270              --          126,928
                                                  --------     --------        -------        --------         --------
   Operating income (loss)                          (1,529)      82,445            117              --           81,033
   Investment income                                   345          239              4              --              588
   Interest expense                                (15,943)        (481)           (32)             --          (16,456)
                                                  --------     --------        -------        --------         --------
   Income (loss) before income taxes               (17,127)      82,203             89              --           65,165
   Income tax (benefit) expense                     (6,508)      31,216             34              --           24,742
   Equity in net income of subsidiaries             51,042           --             --         (51,042)              --
                                                  --------     --------        -------        --------         --------
   Net income (loss)                              $ 40,423     $ 50,987        $    55        $(51,042)        $ 40,423
===========================================================================================================================

2002
---------------------------------------------------------------------------------------------------------------------------
   Total net sales                                $     --     $611,177        $27,137        $     --         $638,314
   Total direct costs                                   --      452,092         22,018              --          474,110
                                                  --------     --------        -------        --------         --------
   Gross profit                                         --      159,085          5,119              --          164,204
   Selling, general and administrative expenses      5,390       88,758          5,470              --           99,618
   Restructuring charges                                --        4,797             --              --            4,797
                                                  --------     --------        -------        --------         --------
   Operating income (loss)                          (5,390)      65,530           (351)             --           59,789
   Investment income                                   739           30             29              --              798
   Interest expense                                (13,962)         (35)          (179)             --          (14,176)
                                                  --------     --------        -------        --------         --------
   Income (loss) before income taxes               (18,613)      65,525           (501)             --           46,411
   Income tax (benefit) expense                     (7,073)      24,953           (245)             --           17,635
   Equity in net income of subsidiaries             40,316           --             --         (40,316)              --
                                                  --------     --------        -------        --------         --------
   Net income (loss)                              $ 28,776     $ 40,572        $  (256)       $(40,316)        $ 28,776
===========================================================================================================================

                     Condensed Consolidating Balance Sheets

(in thousands)

                                                                 Guarantor    Non-Guarantor                   Omnicare, Inc.
As of March 31, 2003:                               Parent     Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
   ASSETS
   Cash and cash equivalents                      $   84,613    $   36,925      $  7,452       $        --      $  128,990
   Restricted cash                                        --         5,801            --                --           5,801
   Accounts receivable, net (including
      intercompany)                                       --       627,451        13,116            (6,331)        634,236
   Inventories                                            --       227,238         5,100                --         232,338
   Other current assets                                  814       157,730         1,063                --         159,607
                                                  ----------    ----------      --------       -----------      ----------
      Total current assets                            85,427     1,055,145        26,731            (6,331)      1,160,972
                                                  ----------    ----------      --------       -----------      ----------
   Properties and equipment, net                          --       148,345         9,137                --         157,482
   Goodwill                                               --     1,537,685        67,483                --       1,605,168
   Other noncurrent assets                            17,801        86,249           882                --         104,932
   Investment in subsidiaries                      2,433,696            --            --        (2,433,696)             --
                                                  ----------    ----------      --------       -----------      ----------
      Total assets                                $2,536,924    $2,827,424      $104,233       $(2,440,027)     $3,028,554
                                                  ==========    ==========      ========       ===========      ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities (including intercompany)   $  504,634    $  333,487      $ 21,465       $    (6,331)     $  853,255
   Long-term debt                                         --           411            --                --             411
   5.0% convertible subordinated debentures,
      due 2007                                       345,000            --            --                --         345,000
   8.125% senior subordinated notes, due 2011        375,000            --            --                --         375,000
   Other noncurrent liabilities                           --       142,598            --                --         142,598
   Stockholders' equity                            1,312,290     2,350,928        82,768        (2,433,696)      1,312,290
                                                  ----------    ----------      --------       -----------      ----------
      Total liabilities and stockholders'
         equity                                   $2,536,924    $2,827,424      $104,233       $(2,440,027)     $3,028,554
=============================================================================================================================

As of December 31, 2002:
-----------------------------------------------------------------------------------------------------------------------------

   ASSETS
   Cash and cash equivalents                      $   95,693    $   36,191      $  6,052       $        --      $  137,936
   Restricted cash                                        --         3,147            --                --           3,147
   Accounts receivable, net (including
      intercompany)                                       --       524,290        13,610           (15,043)        522,857
   Inventories                                            --       185,521         4,943                --         190,464
   Other current assets                                1,399       144,399         1,356                --         147,154
                                                  ----------    ----------      --------       -----------      ----------
      Total current assets                            97,092       893,548        25,961           (15,043)      1,001,558
                                                  ----------    ----------      --------       -----------      ----------
   Properties and equipment, net                       2,931       126,452        10,525                --         139,908
   Goodwill                                               --     1,121,728        67,179                --       1,188,907
   Other noncurrent assets                            31,234        65,029           949                --          97,212
   Investment in subsidiaries                      1,903,357            --            --        (1,903,357)             --
                                                  ----------    ----------      --------       -----------      ----------
      Total assets                                $2,034,614    $2,206,757      $104,614       $(1,918,400)     $2,427,585
                                                  ==========    ==========      ========       ===========      ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities (including intercompany)   $   37,363    $  255,691      $ 18,639       $   (15,043)     $  296,650
   Long-term debt                                         --           187            --                --             187
   5.0% convertible subordinated debentures,
      due 2007                                       345,000            --            --                --         345,000
   8.125% senior subordinated notes, due 2011        375,000            --            --                --         375,000
   Other noncurrent liabilities                        2,189       132,577           920                --         135,686
   Stockholders' equity                            1,275,062     1,818,302        85,055        (1,903,357)      1,275,062
                                                  ----------    ----------      --------       -----------      ----------
      Total liabilities and stockholders'
         equity                                   $2,034,614    $2,206,757      $104,614       $(1,918,400)     $2,427,585
=============================================================================================================================

                Condensed Consolidating Statements of Cash Flows

(in thousands)

                                                                                   Three Months Ended March 31,
                                                                  -----------------------------------------------------------
                                                                                Guarantor    Non-Guarantor    Omnicare, Inc.
2003:                                                               Parent    Subsidiaries    Subsidiaries   and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                   $      --     $  10,832       $   213         $  11,045
Other                                                                (9,086)        1,183         2,209            (5,694)
                                                                  ---------     ---------       -------         ---------
      Net cash flows from operating activities                       (9,086)       12,015         2,422             5,351
                                                                  ---------     ---------       -------         ---------

Cash flows from investing activities:
Acquisition of businesses                                                --      (475,373)       (1,626)         (476,999)
Capital expenditures                                                     --        (3,943)          (47)           (3,990)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                               --        (2,654)           --            (2,654)
Other                                                                    --            45            --                45
                                                                  ---------     ---------       -------         ---------
      Net cash flows from investing activities                           --      (481,925)       (1,673)         (483,598)
                                                                  ---------     ---------       -------         ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                             499,000            --            --           499,000
Payments on line of credit facilities                               (25,000)           --            --           (25,000)
Other                                                              (475,994)      470,644           (38)           (5,388)
                                                                  ---------     ---------       -------         ---------
      Net cash flows from financing activities                       (1,994)      470,644           (38)          468,612
                                                                  ---------     ---------       -------         ---------

Effect of exchange rate changes on cash                                  --            --           689               689
                                                                  ---------     ---------       -------         ---------

Net increase (decrease) in cash and cash equivalents                (11,080)          734         1,400            (8,946)
Cash and cash equivalents at beginning of period - unrestricted      95,693        36,191         6,052           137,936
                                                                  ---------     ---------       -------         ---------
Cash and cash equivalents at end of period - unrestricted         $  84,613     $  36,925       $ 7,452         $ 128,990
=============================================================================================================================

2002:
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Provision for doubtful accounts                                   $      --     $   5,764       $   794         $   6,558
Other                                                                (1,020)       12,571         4,789            16,340
                                                                  ---------     ---------       -------         ---------
      Net cash flows from operating activities                       (1,020)       18,335         5,583            22,898
                                                                  ---------     ---------       -------         ---------

Cash flows from investing activities:
Acquisition of businesses                                                --      (103,856)       (1,173)         (105,029)
Capital expenditures                                                     --        (4,803)         (172)           (4,975)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                               --        (3,420)           --            (3,420)
Other                                                                    --            45            --                45
                                                                  ---------     ---------       -------         ---------
      Net cash flows from investing activities                           --      (112,034)       (1,345)         (113,379)
                                                                  ---------     ---------       -------         ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                              90,000            --            --            90,000
Payments on line of credit facilities                               (20,000)           --            --           (20,000)
Other                                                               (97,432)       93,098            --            (4,334)
                                                                  ---------     ---------       -------         ---------
      Net cash flows from financing activities                      (27,432)       93,098            --            65,666
                                                                  ---------     ---------       -------         ---------

Effect of exchange rate changes on cash                                  --            --           538               538
                                                                  ---------     ---------       -------         ---------

Net increase (decrease) in cash and cash equivalents                (28,452)         (601)        4,776           (24,277)
Cash and cash equivalents at beginning of period - unrestricted     127,110        37,304         3,982           168,396
                                                                  ---------     ---------       -------         ---------
Cash and cash equivalents at end of period - unrestricted         $  98,658     $  36,703       $ 8,758         $ 144,119
=============================================================================================================================

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

Results of Operations

     The following table presents net sales and results of operations for Omnicare, Inc. ("Omnicare" or the "Company"), for each of the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts).

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                     2003       2002
                                                                                   --------   --------
Total net sales                                                                    $805,861   $638,314
                                                                                   ========   ========

Net income                                                                         $ 40,423   $ 28,776
                                                                                   ========   ========
Earnings per share:
   Basic                                                                           $   0.43   $   0.31
                                                                                   ========   ========
   Diluted                                                                         $   0.42   $   0.30
                                                                                   ========   ========
Earnings before interest, income taxes, depreciation and amortization ("EBITDA")
   calculation:
Net income                                                                         $ 40,423   $ 28,776
Add:
Interest expense, net of investment income                                           15,868     13,378
Income taxes                                                                         24,742     17,635
Depreciation and amortization                                                        12,761     11,691
                                                                                   --------   --------
EBITDA                                                                             $ 93,794   $ 71,480
                                                                                   ========   ========
EBITDA Reconciliation:
EBITDA                                                                             $ 93,794   $ 71,480
Subtract:
Interest expense, net of investment income                                          (15,868)   (13,378)
Income taxes                                                                        (24,742)   (17,635)
Changes in assets and liabilities, net of effects from acquisition of businesses    (72,347)   (28,589)
Add:
Provision for doubtful accounts                                                      11,045      6,558
Deferred tax provision                                                               13,469      2,042
Non-cash portion of restructuring charges                                                --      2,420
                                                                                   --------   --------
   Net cash flows from operating activities                                        $  5,351   $ 22,898
                                                                                   ========   ========

     The Company believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt. However, EBITDA does not represent net cash flows from operating activities, as defined by United States Generally Accepted Accounting Principles ("U.S. GAAP"), and should not be considered as a substitute for net income as an indicator of the Company's operating performance or operating cash flows as a measure of liquidity. The Company's calculation of EBITDA may differ from the calculation of EBITDA by others.

Quarter Ended March 31, 2003 vs. 2002

Consolidated

     Total net sales for the three months ended March 31, 2003 increased to $805.9 million from $638.3 million in the comparable prior year period. Diluted earnings per share for the three months ended March 31, 2003 were $0.42 versus $0.30 in the same prior year period. Net income for the 2003 first quarter was $40.4 million versus $28.8 million earned in the comparable 2002 period. EBITDA for the three months ended March 31, 2003 totaled $93.8 million in comparison with $71.5 million for the same period of 2002.

     Included in the 2002 first quarter was a charge of $4.8 million pretax ($3.0 million aftertax, or $0.03 per diluted share), relating to the Phase II productivity and consolidation program described hereafter under "Restructuring Charges."

Pharmacy Services Segment

     Omnicare's Pharmacy Services segment recorded sales of $763.2 million for the first quarter of 2003, exceeding the 2002 amount of $596.3 million by $166.9 million. At March 31, 2003, Omnicare served long-term care facilities comprising approximately 935,000 beds as compared with approximately 729,500 beds served at March 31, 2002. The increase in revenues and in beds served was primarily a result of the acquisition of NCS HealthCare, Inc. ("NCS"), as discussed below. Additionally, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation, and the increased market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. Lower government reimbursement formulas in some states and the increasing number and usage of generic drugs partially offset the increase in pharmacy sales.

     Operating income of the Pharmacy Services segment was $85.4 million in the first quarter of 2003, an $18.3 million improvement as compared with the $67.1 million earned in the comparable period of 2002. The improved operating income was primarily the result of increased sales, as discussed above, a lower operating cost structure reflecting principally the impact of the productivity and consolidation initiative started in the third quarter of 2001 and completed in the third quarter of 2002 (the "Phase II Program"), the completion of the integration of American Pharmaceutical Services, Inc. and related entities (collectively, "APS") discussed below, and the $1.1 million pretax impact of a restructuring charge in the first quarter of 2002. However, as a percentage of sales, the Pharmacy Services operating income margin was slightly lower than the prior year period due to the initial impact of the addition of lower-margin NCS business.

     As previously disclosed, certain payment increases provided under the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") acts expired on October 1, 2002 with no further action taken by Congress to date. The impact of these expirations on the Company's customers did not result in a significant impact to Omnicare in the first quarter of 2003. Congress may consider these funding issues in 2003; however, if no additional legislation is enacted, the loss of revenues associated with this occurrence could have an adverse effect on the financial condition of the Company's skilled nursing facility ("SNF") clients which could, in turn, adversely affect the timing or level of their payments to Omnicare. More recently, the Centers for Medicare & Medicaid Services ("CMS") announced on May 8, 2003 that it is proposing a 2.9 percent increase in Medicare payment rates to SNFs for federal fiscal year 2004 (beginning October 1, 2003). In addition, CMS is not proposing refinements to the current patient classification system in fiscal year 2004. If the final rule leaves the current classification system in place, it will result in continuation of the temporary add-on payment established by the BBRA. CMS estimates that these temporary payments would equal approximately $1 billion in fiscal year 2004. Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets due to the economic downturn, which has led to decreasing reimbursement rates in certain states. While the Company has managed to adjust to these pricing pressures to date, such pressures are likely to continue or escalate if economic recovery does not emerge and there can be no assurance that such occurrence will not have an adverse impact on the Company's business.

     In January 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of APS. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs, which aggregated approximately $120 million (including an adjustment based on the closing balance sheet review and a $6.0 million deferred payment made in the first quarter of 2003). Up to an additional $12.0 million in deferred payments may become payable in annual increments of up to $6.0 million each, contingent upon future performance, as evaluated in the first quarter of each of the next two years.

     On January 15, 2003, Omnicare closed its $5.50 per share cash tender offer for all of the issued and outstanding shares of Class A common stock and Class B common stock of NCS. Omnicare accepted, on January 15, 2003, all validly tendered shares for payment (totaling 17,510,126 shares of Class A common stock, representing approximately 94% of the then-outstanding Class A common stock and 5,038,996 shares of Class B common stock, representing 100% of the then-outstanding Class B common stock). Omnicare subsequently acquired the remaining shares of Class A common stock of NCS.

     The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $493 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility (the "Revolving Credit Facility"). The Company has engaged an independent valuation firm to assist with the purchase price allocation, including the identification of goodwill and other intangible assets.

     At the time of the acquisition, NCS provided professional pharmacy and related services to long-term care facilities, including skilled nursing centers and assisted living facilities in 33 states and managed hospital pharmacies in 10 states. NCS added approximately 182,000 beds served in the first quarter of 2003. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition, while broadening Omnicare's geographical reach. The net assets and operating results of NCS have been included from the date of acquisition in the Company's financial statements beginning in the first quarter of 2003.

CRO Services Segment

     Omnicare's Contract Research Organization ("CRO") Services segment recorded revenues of $42.7 million for the first quarter of 2003 compared with the $42.0 million recorded in the same prior year period. In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), the Company included $8.1 million and $6.3 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the three months ended March 31, 2003 and 2002, respectively. Under EITF No. 01-14, in cases where a company acts as a principal, reimbursements received for "out-of-pocket" expenses incurred are required to be characterized as revenue and the associated costs are required to be included as expenses in the Company's income statement. As a result of this accounting pronouncement, which affects only the CRO business, CRO revenues and direct costs may fluctuate significantly based on the timing of when reimbursable expenses are incurred. Excluding the impact of the reimbursable out-of-pocket expenses, revenues for the quarter ended March 31, 2003 were marginally lower than the prior-year first quarter revenues.

     Operating income in the CRO Services segment was $4.7 million in the first quarter of 2003 compared with $1.2 million in the same 2002 period. The improvement in operating performance was attributable to the year-over-year realization of benefits from the Company's initiatives to integrate and streamline the organization and the impact of restructuring charges associated with the Phase II productivity and consolidation program, which totaled $3.7 million pretax in the 2002 first quarter. Backlog at March 31, 2003 was $180.4 million, representing a decrease of $16.6 million from the March 31, 2002 backlog of $197.0 million and $1.2 million from the December 31, 2002 backlog of $181.6 million due to projects moving out of backlog, as well as the cancellation of certain projects in late 2002 and early 2003.

Consolidated

     The Company's consolidated gross profit of $208.0 million increased $43.8 million during the first quarter of 2003 from the same prior-year period amount of $164.2 million. Gross profit as a percentage of total net sales of 25.8% in the three months ended March 31, 2003, was slightly higher than the 25.7% experienced during the same period of 2002. Positively impacting overall gross profit was the Company's increased use of generic drugs, purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the APS business and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies as a result of the reduced cost structure brought about by the Phase II Program.

These favorable factors were offset primarily by the initial impact of the lower-margin NCS business and, to a lesser extent, by the previously mentioned shift in mix toward newer, branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins, and the effects of lower government reimbursement formulas in some states.

     Omnicare's selling, general and administrative ("operating") expenses for the quarter ended March 31, 2003 of $126.9 million were higher than the comparable year amount of $99.6 million by $27.3 million, due to the overall growth of the business, including the acquisition of NCS. Operating expenses as a percentage of total net sales totaled 15.8% in first quarter 2003, representing a slight increase from the 15.6% experienced in the comparable prior year period. This slight increase is due to the initial impact of the NCS acquisition. Partially offsetting this increase was the year-over-year favorable impact of the Phase II Program completed in the third quarter of 2002 and the leveraging of fixed and variable overhead costs over a larger sales base in 2003 than that which existed in 2002.

     Investment income for the three months ended March 31, 2003 was $0.6 million, a decline of $0.2 million from the same period of 2002. The impact of lower interest rates in 2003 versus 2002 was the primary driver of the decrease in investment income.

     Interest expense for the three months ended March 31, 2003 was $16.5 million compared with $14.2 million in the comparable prior-year period. The increase related to the previously mentioned financing of the NCS acquisition in January 2003 through borrowings on the Revolving Credit Facility of $499.0 million, partially offset by a $25.0 million repayment in the 2003 first quarter.

     The effective income tax rate was 38% in 2003, consistent with the prior year. The effective tax rates in 2003 and 2002 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Charges

     In 2001, the Company announced the implementation of the Phase II Program, the second phase of its productivity and consolidation initiative. The Phase II Program, completed on September 30, 2002, further streamlined operations, increased efficiencies and helped enhance the Company's position as a high-quality, cost-effective provider of pharmaceutical services. Building on previous efforts, the Phase II Program included the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also included a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Phase II Program encompassed a net reduction of approximately 460 employees, or about 5% of the Company's total work force, across both the Pharmacy Services and CRO Services segments.

     In connection with the Phase II Program, the Company expensed a total of $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) for restructuring charges during the year ended December 31, 2001. Further, approximately $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share) was recorded during the year ended December 31, 2002, when the amounts were required to be recognized in accordance with U.S. GAAP. Of the total amount recorded during the year ended December 31, 2002, $4.8 million pretax ($3.0 million aftertax, or $0.03 per diluted share) was recorded in the first quarter of 2002. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

     Details of the year-to-date March 31, 2003 and December 31, 2002 activity relating to the Phase II Program follow (in thousands):

                                      Balance at       2002      Utilized    Balance at    Utilized   Balance at
                                     December 31,   Provision/    during    December 31,    during     March 31,
                                         2001         Accrual      2002         2002         2003        2003
                                     ------------   ----------   --------   ------------   --------   ----------
Restructuring charges:
   Employee severance                   $1,642        $ 2,177    $ (2,655)     $1,164       $(1,123)    $   41
   Employment agreement buy-outs           508             --        (214)        294           (21)       273
   Lease terminations                      606          5,862      (1,846)      4,622          (384)     4,238
   Other assets, fees and facility
      exit costs                         3,027         15,156     (14,690)      3,493          (180)     3,313
                                        ------        -------    --------      ------       -------     ------
      Total restructuring charges       $5,783        $23,195    $(19,405)     $9,573       $(1,708)    $7,865
                                        ======        =======    ========      ======       =======     ======

     As of March 31, 2003, the Company had paid approximately $8.2 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at March 31, 2003 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

     In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $0.6 million at December 31, 2002 and March 31, 2003. The remaining liabilities at March 31, 2003 represent amounts not yet paid relating to actions taken (consisting of remaining lease payments), and will be adjusted as these matters are settled.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2003 were $134.8 million compared with $141.1 million at December 31, 2002 (including restricted cash amounts of $5.8 million and $3.1 million, respectively). The Company generated positive cash flows from operating activities of $5.4 million during the three months ended March 31, 2003 compared with net cash flows from operating activities of $22.9 million during the three months ended
March 31, 2002. These operating cash flows, as well as borrowings on the Revolving Credit Facility as further discussed below, were used primarily for acquisition-related payments (discussed further below), capital expenditures, debt repayment and dividends in both periods. The decrease in cash flows from operations during the three months ended March 31, 2003 was driven primarily by a well-publicized and broad-based slowdown of payments to all providers by the Illinois Department of Public Aid (Medicaid Program) during the first quarter of 2003. Growth in earnings, as previously discussed in the "Results of Operations" section, partially offset this delay in payments, which the Company estimates at approximately $56 million, from the State of Illinois on behalf of Medicaid beneficiaries Omnicare serves. In late April, the Company began to receive a higher level of payments from Illinois.
Omnicare does not expect this delay in payments from the State of Illinois to significantly impact the Company's ability to meet its current obligations.

     Net cash used in investing activities was $483.6 million and $113.4 million for the three months ended March 31, 2003 and 2002, respectively. Acquisition of businesses required cash payments of $477.0 million in the first quarter of 2003, which were primarily funded by borrowings under the Revolving Credit Facility. Also included in acquisition of businesses were amounts payable pursuant to acquisition agreements relating to pre-2003 acquisitions, particularly a $6.0 million deferred payment relating to APS. Acquisition of businesses during 2002 required $105.0 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2002 acquisitions), which were funded primarily by borrowings under the Revolving Credit Facility and operating cash flows. The Company's capital requirements are primarily comprised of capital expenditures, largely relating to investments in the Company's information technology systems, and its acquisition program. There were no material commitments and contingencies outstanding at March 31, 2003, other than certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions (including up to an additional $12.0 million relating to APS, contingent upon performance, payable in annual increments of up to $6.0 million each as evaluated in the first quarter of each of the next two years), that may become payable.

     Net cash provided by financing activities was $468.6 million and $65.7 million for the three months ended March 31, 2003 and 2002, respectively. In connection with the aforementioned NCS and APS acquisitions, the Company borrowed $499.0 million and $90.0 million, respectively, under its Revolving Credit Facility in the first quarters of 2003 and 2002, respectively. Partially offsetting these borrowings were payments on the line of credit facility of $25.0 million and $20.0 million during the quarters ended March 31, 2003 and 2002, respectively.

     On February 6, 2003, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2003. Dividends of $2.1 million paid during the three months ended March 31, 2003 were consistent with those paid in the comparable prior year period.

     The Company's current ratio was 1.4 to 1.0 at March 31, 2003, compared with the 3.4 to 1.0 in existence at December 31, 2002. The decrease in the current ratio is primarily related to the early 2003 borrowings on the Revolving Credit Facility, due in March 2004, drawn to finance the Company's acquisition of NCS, as well as the impact of integrating the NCS business, at a lower current ratio level, into Omnicare's balance sheet. The Company has classified borrowings on the Revolving Credit Facility as current in the 2003 first quarter based on its March 2004 maturity date. However, the Company is currently evaluating its capital requirements and considering financing alternatives to restructure currently outstanding borrowings over a longer term.

     In March 2001, the Company entered into a three-year syndicated $495.0 million Revolving Credit Facility. Subsequent to the closing of the Revolving Credit Facility, the Company received commitments from additional financial institutions that allowed the Company to increase the size of the Revolving Credit Facility to $500.0 million. As of March 31, 2003, the Revolving Credit Facility bears an interest rate at the London Inter-bank Offerer Rate ("LIBOR") plus 1.375%, or 2.7%. Additionally, the Company is charged a commitment fee on the unused portion of the Revolving Credit Facility, which also varies depending on certain credit ratings. At March 31, 2003, the commitment fee was 0.375%. The Company has classified the outstanding borrowings associated with this Revolving Credit Facility as current at March 31, 2003, based on its March 2004 maturity date.

     In December 1997, the Company issued $345.0 million of 5.0% convertible subordinated debentures (the "Debentures"), due 2007. The Debentures are convertible into common stock at any time after March 4, 1998 at the option of the holder at a price of $39.60 per share.

     The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $493 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million Revolving Credit Facility.

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

Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     At March 31, 2003, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     In January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS (see Note 6 of this Form 10-Q). The outstanding balance on the Revolving Credit Facility was $474.0 million at March 31, 2003, and since this contractual obligation is due in less than one year, it has been reflected as current debt in the March 31, 2003 balance sheet.

Recently Issued Accounting Standards

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"
("SFAS 145"), SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), and Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). All accounting and disclosure relevant to this authoritative guidance has been incorporated into this Quarterly Report on Form 10-Q. The adoption of SFAS 145, SFAS 146 and FIN 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisition of Certain Financial Institutions." In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." These pronouncements are not applicable to the Company.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123" ("SFAS 148"). While limited in scope, SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The standard is intended to encourage the adoption of the provisions of SFAS 123 by providing three transitional implementation methodologies. Even for those companies choosing not to adopt the provisions of SFAS 123, SFAS 148 includes new annual and interim disclosure requirements related to a company's issuance of stock compensation. The transition and disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provisions of SFAS 148 have been incorporated into the notes to consolidated financial statements, and Omnicare currently intends to continue accounting for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by U.S. GAAP.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement will be effective for the Company beginning July 1, 2003. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's business outlook or position or future economic performance; the impact of the acquisition of NCS; the impact of clinical and other service programs; the impact of drug price inflation; the impact of penetration of new drugs; the impact of lower government reimbursement formulas in some states; trends concerning the number and usage of generic drugs; the impact of the productivity and consolidation programs; the impact of the integration of the APS and NCS acquisitions; the impact of reimbursement trends and expectations concerning legislative action with respect thereto including with regard to the impact of the expiration of certain payments under BBRA and BIPA, as well as the proposed increase in Medicare payment rates to SNFs for the 2004 federal fiscal year; expectations concerning the current patient classification system; the impact of healthcare funding issues; governmental budgetary and pricing pressures due to the economic downturn; the impact of streamlining and cost reduction at the CRO organization; trends concerning CRO backlog; purchasing leverage; the formulary compliance program; the leveraging of costs; the impact of delayed payment from Illinois Medicaid; the adequacy and availability of Omnicare's sources of liquidity and capital; the availability of external sources of financing; expectations concerning financing alternatives; and the impact of new accounting rules and standards. Such forward-looking statements involve actual known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions; trends for the continued growth of the businesses of Omnicare; increases or decreases in reimbursement; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; government budgetary pressures and shifting priorities; efforts by payors to control costs; delays and further reductions in reimbursement by the government and other payors to customers and to Omnicare as a result of pressures on federal and state budgets due to the continuing economic downturn and other factors; the overall financial condition of Omnicare's customers; Omnicare's ability to assess and react to the financial condition of customers; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the continued successful integration of acquired companies, including NCS, and the ability to realize anticipated economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; the impact of seasonal illness trends on the business of Omnicare; the ability of vendors and business partners to provide products and services to Omnicare; the impact and pace of pharmaceutical price increases; the outcome of litigation; the failure of Omnicare or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of CRO contracts for regulatory or other reasons; the ability of CRO projects to produce revenues in future periods; the ability to attract and retain needed management; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; changes in tax law and regulation; volatility in Omnicare's stock price and in the financial markets generally; access to capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; the demand for Omnicare's products and services; variations in costs or expenses; and changes in accounting rules and standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at March 31, 2003 include $474.0 million outstanding under its March 2001 three-year, $500.0 million variable-rate Revolving Credit Facility at an interest rate of LIBOR plus 1.375%, or 2.7% at March 31, 2003 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $4.7 million per year); $345.0 million outstanding under its 5.0% fixed-rate convertible debentures, due 2007 (the "Convertible Debentures"); and $375.0 million outstanding under its 8.125% fixed-rate senior subordinated notes (the "Senior Notes"), due 2011. At March 31, 2003, the fair value of Omnicare's Revolving Credit Facility approximates its carrying value, and the fair value of the Convertible Debentures and Senior Notes is approximately $344.6 million and approximately $403.1 million, respectively.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Index of Exhibits.

(b)  Reports on Form 8-K

          (I) During the quarter ended March 31, 2003, the Company filed a Report on Form 8-K on January 30, 2003 reporting, under Items 2 and 7, the filing of a press release announcing the completion of its acquisition of NCS HealthCare, Inc., and the related Agreement and Plan of Merger.

          (II) During the quarter ended March 31, 2003, the Company filed a Report on Form 8-K on February 14, 2003 reporting, under Items 7 and 9, the filing of a press release announcing its financial results for the fourth quarter and year ended December 31, 2002.

          (III) During the quarter ended March 31, 2003, the Company filed a Report on Form 8-K/A on March 27, 2003 filing, under Item 7, the financial statements and pro forma financial information required to be submitted relating to the acquisition of NCS HealthCare, Inc.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Omnicare, Inc.
                                           Registrant


Date: May 15, 2003                         By: /s/ David W. Froesel, Jr.
                                               ---------------------------------
                                                   David W. Froesel, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

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

     Date: May 15, 2003


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

     Date: May 15, 2003


           /s/ David W. Froesel, Jr.
           ------------------------------
           David W. Froesel, Jr.
           Senior Vice President and Chief Financial Officer

                               INDEX OF EXHIBITS

                                                                                       Document Incorporated by Reference
            Number and Description of Exhibits (Numbers Coincide with                  from a Previous Filing or Filed
            Item 601 of Regulation S-K)                                                Herewith, as Indicated Below
            ---------------------------------------------------------------------      ----------------------------------
            (2)     Agreement and Plan of Merger, by and among Omnicare, Inc.,         Exhibit (d)(2) to NCS Acquisition
                    NCS Acquisition Corp. and NCS Healthcare, Inc., dated as of        Corp.'s Schedule TO-T, as amended
                    December 17, 2002                                                  and filed with the Securities and
                                                                                       Exchange Commission on December 18,
                                                                                       2002

            (11)    Computation of Earnings Per Common Share                            Filed Herewith

            (12)    Computation of Ratio of Earnings to Fixed Charges                   Filed Herewith

            (99.1)  Certification of Chief Executive  Officer of Omnicare,  Inc.        Filed Herewith
                    in accordance with Section 906 of the Sarbanes-Oxley
                    Act of 2002*

            (99.2)  Certification of Chief Financial  Officer of Omnicare,  Inc.        Filed Herewith
                    in accordance with Section 906 of the Sarbanes-Oxley
                    Act of 2002*

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.