Form 10-Q
period 2003-06-30
OMNICARE INC
filed 2003-08-14
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 1-8269

                                 OMNICARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                     31-1001351
          -------------------------------             ------------------------------------
          (State or other jurisdiction of             (I.R.S. Employer Identification No.)
           incorporation or organization)

100 East RiverCenter Boulevard, Covington, Kentucky                   41011
---------------------------------------------------                ----------
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

Yes [X]  No [ ]

COMMON STOCK OUTSTANDING

                              Number of
                                Shares         Date
                             -----------   -------------
Common Stock, $1 par value   101,334,199   June 30, 2003

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES

                                      INDEX

                                                                   PAGE
                                                                   ----
PART I.  FINANCIAL INFORMATION:

      ITEM 1.   FINANCIAL STATEMENTS

                Consolidated Statements of Income --
                   Three and six months ended --
                   June 30, 2003 and 2002                            3

                Consolidated Balance Sheets --
                   June 30, 2003 and December 31, 2002               4

                Consolidated Statements of Cash Flows --
                   Six months ended --
                   June 30, 2003 and 2002                            5

                Notes to Consolidated Financial Statements           6

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS       19

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                   36

      ITEM 4.   CONTROLS AND PROCEDURES                             37

PART II. OTHER INFORMATION:

      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                    38

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except per share data)

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                        -------------------   -----------------------
                                                          2003       2002        2003         2002
                                                        --------   --------   ----------   ----------
Sales                                                   $838,183   $647,101   $1,635,936   $1,279,116
Reimbursable out-of-pockets                                5,850      7,054       13,958       13,353
                                                        --------   --------   ----------   ----------
   Total net sales                                       844,033    654,155    1,649,894    1,292,469
                                                        --------   --------   ----------   ----------
Cost of sales                                            617,206    476,171    1,206,998      943,982
Reimbursed out-of-pocket expenses                          5,850      7,054       13,958       13,353
                                                        --------   --------   ----------   ----------
   Total direct costs                                    623,056    483,225    1,220,956      957,335
                                                        --------   --------   ----------   ----------
Gross profit                                             220,977    170,930      428,938      335,134

Selling, general and administrative expenses             130,090    102,501      257,018      202,119
Restructuring charges (Note 5)                                --      7,302           --       12,099
                                                        --------   --------   ----------   ----------
Operating income                                          90,887     61,127      171,920      120,916
Investment income                                          1,166        667        1,754        1,465
Interest expense (Note 8)                                (21,875)   (14,475)     (38,331)     (28,651)
                                                        --------   --------   ----------   ----------
Income before income taxes                                70,178     47,319      135,343       93,730
Income taxes                                              26,677     17,961       51,419       35,596
                                                        --------   --------   ----------   ----------
Net income                                              $ 43,501   $ 29,358   $   83,924   $   58,134
                                                        ========   ========   ==========   ==========

Earnings per share:
   Basic                                                $   0.45   $   0.31   $     0.88   $     0.62
                                                        ========   ========   ==========   ==========
   Diluted                                              $   0.44   $   0.31   $     0.86   $     0.61
                                                        ========   ========   ==========   ==========

Weighted average number of common shares outstanding:
   Basic                                                  96,034     94,175       95,215       94,070
                                                        ========   ========   ==========   ==========
   Diluted                                               102,925     95,292      103,372       94,984
                                                        ========   ========   ==========   ==========
Dividends per share                                     $ 0.0225   $ 0.0225   $   0.0450   $   0.0450
                                                        ========   ========   ==========   ==========
Comprehensive income                                    $ 44,758   $ 30,977   $   86,178   $   59,980
                                                        ========   ========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except share data)

                                                                            June 30,    December 31,
                                                                              2003          2002
                                                                          -----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $   594,532    $   137,936
   Restricted cash                                                              5,819          3,147
   Accounts receivable, less allowances
      of $86,616 (2002 - $68,593)                                             625,103        522,857
   Unbilled  receivables                                                       29,495         25,062
   Inventories                                                                248,078        190,464
   Deferred income tax benefits                                                21,458         18,621
   Other current assets                                                        97,270        103,471
                                                                          -----------    -----------
      Total current assets                                                  1,621,755      1,001,558

Properties and equipment, at cost less accumulated
    depreciation of $193,788 (2002 - $177,870)                                149,534        139,908
Goodwill                                                                    1,627,203      1,188,907
Other noncurrent assets                                                       135,946         97,212
                                                                          -----------    -----------
      Total assets                                                        $ 3,534,438    $ 2,427,585
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $   265,340    $   175,648
   Current debt                                                                20,403            110
   Accrued employee compensation                                               33,598         22,627
   Deferred revenue                                                            23,262         25,254
   Income taxes payable                                                        15,746          6,837
   Other current liabilities                                                   90,115         66,174
                                                                          -----------    -----------
      Total current liabilities                                               448,464        296,650

Long-term debt                                                                180,343            187
5.0% convertible subordinated debentures, due 2007                            238,465        345,000
8.125% senior subordinated notes, due 2011                                    375,000        375,000
6.125% senior subordinated notes, due 2013                                    250,000             --
4.0% contingent convertible notes, due 2033                                   345,000             --
Deferred income tax liabilities                                               105,585         84,071
Other noncurrent liabilities                                                   52,799         51,615
                                                                          -----------    -----------
      Total liabilities                                                     1,995,656      1,152,523
                                                                          -----------    -----------

Stockholders' equity:

   Preferred stock, no par value, 1,000,000 shares authorized,
        none issued and outstanding                                                --             --
   Common stock, $1 par value, 200,000,000 shares authorized,
      102,694,400 shares issued (2002 - 95,441,400 shares issued)             102,694         95,441
   Paid-in capital                                                            929,011        737,421
   Retained earnings                                                          578,526        498,856
                                                                          -----------    -----------
                                                                            1,610,231      1,331,718

   Treasury stock, at cost - 1,360,200 shares (2002 - 1,139,900 shares)       (29,147)       (23,471)
   Deferred compensation                                                      (40,389)       (29,018)
   Accumulated other comprehensive income                                      (1,913)        (4,167)
                                                                          -----------    -----------
      Total stockholders' equity                                            1,538,782      1,275,062
                                                                          ----- -----    -----------
      Total liabilities and stockholders' equity                          $ 3,534,438    $ 2,427,585
                                                                          ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                  ---------------------
                                                                     2003       2002
                                                                  ---------   ---------
Cash flows from operating activities:
Net income                                                        $  83,924   $  58,134
Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation                                                   18,827      16,510
      Amortization                                                    6,622       6,492
      Provision for doubtful accounts                                23,180      14,176
      Deferred tax  provision                                        18,739       4,375
      Write-off of debt issuance costs                                1,164          --
      Non-cash portion of restructuring charges                          --       5,633
Changes in assets and liabilities, net of effects
   from acquisition of businesses:
      Accounts receivable and unbilled receivables                  (50,375)    (33,913)
      Inventories                                                   (23,849)     14,744
      Current and noncurrent assets                                  16,271     (11,524)
      Accounts payable                                               40,363       3,422
      Accrued employee compensation                                   1,532        (269)
      Deferred revenue                                               (1,992)    (13,498)
      Current and noncurrent liabilities                            (14,376)     19,019
                                                                  ---------   ---------
         Net cash flows from operating activities                   120,030      83,301
                                                                  ---------   ---------

Cash flows from investing activities:
   Acquisition of businesses                                       (492,157)   (107,794)
   Capital expenditures                                              (7,155)     (8,827)
   Transfer of cash to trusts for employee health and
      severance costs, net of payments out of the trust              (2,672)     (3,383)
   Other                                                                 53         253
                                                                  ---------   ---------
         Net cash flows from investing activities                  (501,931)   (119,751)
                                                                  ---------   ---------

Cash flows from financing activities:
   Borrowings on line of credit facilities and term loans           749,000      90,000
   Payments on line of credit facilities and term loans            (549,000)    (40,000)
   Proceeds from / (payments on) long-term borrowings               485,221        (244)
   Fees paid for financing arrangements                             (29,366)         --
   Gross proceeds from stock offering                               188,629          --
   Payments for stock awards and exercise of stock options,
      net of stock tendered in payment                               (3,832)       (763)
   Dividends paid                                                    (4,250)     (4,237)
   Other                                                                122          72
                                                                  ---------   ---------
         Net cash flows from financing activities                   836,524      44,828
                                                                  ---------   ---------

Effect of exchange rate changes on cash                               1,973       1,465
                                                                  ---------   ---------
Net increase in cash and cash equivalents                           456,596       9,843
Cash and cash equivalents at beginning of period - unrestricted     137,936     168,396
                                                                  ---------   ---------

Cash and cash equivalents at end of period - unrestricted         $ 594,532   $ 178,239
                                                                  =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

1.   Interim Financial Data

     The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in Notes 5 and 8) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.   Stock-Based Employee Compensation

     At June 30, 2003, the Company has three stock-based employee compensation plans. As permitted per U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), the Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" ("SFAS 148"), for stock options (in thousands, except per share data):

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   -----------------
                                              2003     2002      2003      2002
                                            -------   -------   -------   -------
Net income, as reported                     $43,501   $29,358   $83,924   $58,134
Deduct: Total stock-based employee
   compensation expense determined
   under fair value-based method for all
   options, net of related tax effects       (2,241)   (1,648)   (4,660)   (2,883)
                                            -------   -------   -------   -------
Pro forma net income                        $41,260   $27,710   $79,264   $55,251
                                            =======   =======   =======   =======

Earnings per share:
   Basic - as reported                      $  0.45   $  0.31   $  0.88   $  0.62
                                            =======   =======   =======   =======
   Basic - pro forma                        $  0.43   $  0.29   $  0.83   $  0.59
                                            =======   =======   =======   =======

   Diluted - as reported                    $  0.44   $  0.31   $  0.86   $  0.61
                                            =======   =======   =======   =======
   Diluted - pro forma                      $  0.42   $  0.29   $  0.81   $  0.58
                                            =======   =======   =======   =======

     The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------   ----------------
                                           2003     2002        2003     2002
                                          ------   ------      ------   ------
Volatility                                    60%      63%         60%      63%
Risk-free interest rate                      2.6%     3.9%        2.6%     3.9%
Dividend yield                               0.3%     0.3%        0.3%     0.3%
Expected term of options (in years)          5.4      5.2         5.4      5.2
Weighted average fair value per option    $14.00   $15.19      $14.01   $14.27

     The above pro forma information is based on the circumstances and assumptions in effect for each of the respective periods and, therefore, is not necessarily representative of the actual effect of SFAS 123 on net income or earnings per share in future years.

3.   Recently Issued Accounting Pronouncements

     Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). All accounting and disclosure relevant to this authoritative guidance has been incorporated into this Quarterly Report on Form 10-Q. The adoption of SFAS 145, SFAS 146, FIN 45 and FIN 46 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisition of Certain Financial Institutions." This pronouncement is not applicable to the Company.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for the Company beginning July 1, 2003. The adoption of this Statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) in the statement of financial position. This Statement was effective for the Company for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

4.   Segment Information

     Based on the "management approach," as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 47 states in the United States of America ("USA") at June 30, 2003. The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 29 countries around the world, including the USA, at June 30, 2003.

     The table below presents information about the reportable segments as of and for the three and six months ended June 30, 2003 and 2002 and should be read in conjunction with the paragraph that follows (in thousands):

                                             Three Months Ended June 30,
                                ----------------------------------------------------
                                                          Corporate
                                 Pharmacy       CRO          and        Consolidated
2003:                            Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
Net sales                       $  802,828   $ 41,205     $     --       $  844,033
Depreciation and amortization       11,626        483          579           12,688
Operating income (expense)          95,825      4,485       (9,423)          90,887
Total assets                     2,745,926    122,535      665,977        3,534,438
Capital expenditures                 2,270        640          255            3,165
====================================================================================

2002:
------------------------------------------------------------------------------------
Net sales                       $  610,412   $ 43,743     $     --       $  654,155
Depreciation and amortization        9,948        592          771           11,311
Restructuring charges               (2,732)    (4,570)          --           (7,302)
Operating income (expense)          68,882        703       (8,458)          61,127
Total assets                     2,063,608    143,398      209,656        2,416,662
Capital expenditures                 3,358        164          330            3,852
------------------------------------------------------------------------------------

                                             Six Months Ended June 30,
                                ----------------------------------------------------
                                                         Corporate
                                 Pharmacy       CRO         and         Consolidated
2003:                            Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
Net sales                       $1,565,982   $ 83,912     $     --       $1,649,894
Depreciation and amortization       23,374        901        1,174           25,449
Operating income (expense)         181,195      9,215      (18,490)         171,920
Total assets                     2,745,926    122,535      665,977        3,534,438
Capital expenditures                 6,085        705          365            7,155
====================================================================================

2002:
------------------------------------------------------------------------------------
Net sales                       $1,206,677   $ 85,792     $     --       $1,292,469
Depreciation and amortization       20,383      1,210        1,409           23,002
Restructuring charges               (3,858)    (8,241)          --          (12,099)
Operating income (expense)         135,961      1,947      (16,992)         120,916
Total assets                     2,063,608    143,398      209,656        2,416,662
Capital expenditures                 7,810        314          703            8,827
====================================================================================

     In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company included in its reported CRO segment net sales amounts of $5.9 million and $14.0 million for the three and six months ended June 30, 2003, respectively ($7.1 million and $13.4 million for the comparable prior year periods ended June 30, 2002, respectively).

5.   Restructuring Charges

     In 2001, the Company announced the implementation of a second phase of the productivity and consolidation initiative (the "Phase II Program"). The Phase II Program, completed in September 2002, further streamlined operations, increased efficiencies and helped enhance the Company's position as a high-quality, cost-effective provider of pharmaceutical services. Building on previous efforts, the Phase II Program included the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also included a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Phase II Program encompassed a net reduction of approximately 460 employees, or about 5% of the Company's total work force, across both the Pharmacy Services and CRO Services segments.

     In connection with the Phase II Program, the Company expensed a total of $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) for restructuring charges during the year ended December 31, 2001. Further, approximately $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share) was recorded during the year ended December 31, 2002, when the amounts were required to be recognized in accordance with U.S. GAAP. Of the total amount recorded during the year ended December 31, 2002, $7.3 million and $12.1 million pretax ($4.5 million and $7.5 million aftertax, or $0.05 and $0.08 per diluted share, respectively) were recorded in the three and six months ended June 30, 2002, respectively. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

     Details of the year-to-date June 30, 2003 and December 31, 2002 activity relating to the Phase II Program follow (in thousands):

                                     Balance at       2002      Utilized    Balance at    Utilized   Balance at
                                    December 31,   Provision/    during    December 31,    during     June 30,
                                        2001         Accrual      2002         2002         2003        2003
                                    ------------   ----------   --------   ------------   --------   ----------
Restructuring charges:
   Employee severance                  $1,642        $ 2,177    $ (2,655)     $1,164       $(1,136)    $   28
   Employment agreement buy-outs          508             --        (214)        294           (49)       245
   Lease terminations                     606          5,862      (1,846)      4,622          (615)     4,007
   Other assets, fees
      and facility exit costs           3,027         15,156     (14,690)      3,493        (2,012)     1,481
                                       ------        -------    --------      ------       -------     ------
      Total restructuring charges      $5,783        $23,195    $(19,405)     $9,573       $(3,812)    $5,761
                                       ======        =======    ========      ======       =======     ======

     As of June 30, 2003, the Company had paid approximately $8.2 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at June 30, 2003 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

     In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $0.6 million at December 31, 2002 of which $0.2 million was utilized in the six months ended June 30, 2003. The remaining liabilities at June 30, 2003 of $0.4 million represent amounts not yet paid relating to actions taken (consisting of remaining lease payments), and will be adjusted as these matters are settled.

6.   Acquisitions

     In January 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and related entities (collectively, "APS"). At the time of the acquisition, APS provided professional pharmacy-related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare
Part B services for residents of long-term care facilities. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs which aggregated approximately $120 million (including an adjustment based on the closing balance sheet review and a $6.0 million deferred payment made in the first quarter of 2003). An additional $12.0 million in deferred payments was made in August 2003, satisfying all future contingent payments under the acquisition agreement. The Company has completed its purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

     In connection with the purchase of APS, the Company acquired amortizable intangible assets composed of non-compete agreements and customer relationship assets totaling $1.3 million and $3.1 million, respectively. Amortization periods for the non-compete agreements and customer relationship assets are 10.0 years and 4.7 years, respectively, and 6.3 years on a weighted-average basis.
At June 30, 2003, the Company has also recorded goodwill totaling approximately $66 million (all of which is tax deductible) in connection with the acquisition.

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

     The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $493 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility. The Company later refinanced the borrowings under its three-year, $500.0 million revolving credit facility, as described further under "Debt and Issuance of Common Stock." The Company has engaged an independent valuation firm to assist with the purchase price allocation, including the identification of goodwill and other identifiable intangible assets.

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

     Unaudited pro forma combined results of operations of the Company and NCS for the three and six months ended June 30, 2002 are presented below. Such pro forma presentation has been prepared assuming that the NCS acquisition had been made as of January 1, 2002. Pro forma information is not presented for the three and six months ended June 30, 2003 as the results of NCS are included in those of the Company from the closing date of January 15, 2003, and the difference from the beginning of the period is not significant.

     The unaudited pro forma combined financial information follows (in thousands, except per share data):

                                           Three Months Ended   Six Months Ended
                                              June 30, 2002      June 30, 2002
                                           ------------------   ----------------
Net sales                                       $813,397           $1,611,099
Net income                                      $ 27,021           $   53,074
Earnings per share:
   Basic                                        $   0.29           $     0.56
   Diluted                                      $   0.28           $     0.56

     Earnings per share is calculated independently for each separately reported period. Accordingly, the sum of the separately reported three months ended periods may not necessarily be equal to the per share amount for the corresponding six months ended period, as independently calculated.

7.   Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the six months ended June 30, 2003, by business segment, are as follows (in thousands):

                                               Pharmacy      CRO
                                               Services    Services      Total
                                              ----------   --------   ----------
Balance as of December 31, 2002               $1,149,939    $38,968   $1,188,907
Goodwill acquired in the six
   months ended June 30, 2003                    423,360         --      423,360
Other                                             13,753      1,183       14,936
                                              ----------    -------   ----------
Balance as of June 30, 2003                   $1,587,052    $40,151   $1,627,203
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

     The Company's other intangible assets have not changed significantly from the balances at December 31, 2002. The Company has engaged an independent valuation firm to assist with the NCS acquisition purchase price allocation, including the identification of goodwill and other identifiable intangible assets. The Company is in the process of completing its allocation of the purchase price and accordingly, the goodwill balance is preliminary and subject to change.

8.   Debt and Issuance of Common Stock

     On June 13, 2003, the Company completed the offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par; 6,468,750 shares of common stock, $1 par value, at $29.16 per share for gross proceeds of $189 million and its offering, through a statutory trust, Omnicare Capital Trust I ("the Trust"), formed by the Company, of $345 million aggregate principal amount of convertible trust preferred securities due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities"). In connection with the offering of the trust PIERS, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning
June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third party advisor, and at June 30, 2003 the values of both derivatives were immaterial. However, the values are subject to change, based on market conditions, which could affect the Company's future results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS. The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% convertible subordinated debentures due 2007 ("5% Convertible Debentures"), and remaining proceeds will be used for general corporate purposes. A portion of the 5% Convertible Debentures (approximately $106.5 million) were redeemed in June 2003 and the remaining 5% Convertible Debentures outstanding were redeemed by July 14, 2003, as discussed further at the "Subsequent Events" note below. In connection with the early redemption of the 5% Convertible Debentures, a charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share) was recorded in the second quarter of 2003, representing the proportionate share of the call premium and unamortized debt issuance costs.

     In connection with the offerings, the Company also completed a new, four-year $750.0 million credit facility ("Credit Facility"), consisting of a $250 million term loan commitment and a $500 million revolving credit commitment. The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term loan portion of the new Credit Facility to repay the balance of the Company's existing credit facility of $474 million, and remaining proceeds will be used for general corporate purposes. Also, during the second quarter of 2003, the Company paid down an additional $50.0 million of debt. The $200 million outstanding under the term loan is due in quarterly installments through 2007, with $20.0 million due within one year. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At June 30, 2003, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

     During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually two London Banking Days prior to the first of each December and June, commencing
December 1, 2003. The estimated LIBOR-based floating rate was 3.38% at June 30, 2003. The Swap Agreement, which matches the term of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended.

9.   Guarantor Subsidiaries

     The Company's $375.0 million senior subordinated notes due 2011 and the 6.125% Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2003 and December 31, 2002 for the balance sheet, the statement of income for each of the three and six month periods ended June 30, 2003 and 2002, and the statement of cash flows for the six months ended June 30, 2003 and 2002. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statement of cash flows, since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income

(in thousands)

                                                                      Three Months Ended June 30,
                                               -------------------------------------------------------------------------
                                                            Guarantor    Non-Guarantor                   Omnicare , Inc.
2003                                            Parent    Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
Total net sales                                $     --     $806,113        $37,920        $     --         $844,033
Total direct costs                                   --      592,269         30,787              --          623,056
                                               --------     --------        -------        --------         --------
Gross profit                                         --      213,844          7,133              --          220,977
Selling, general and administrative expenses      1,839      120,862          7,389              --          130,090
                                               --------     --------        -------        --------         --------
Operating income (loss)                          (1,839)      92,982           (256)             --           90,887
Investment income                                 1,001          117             48              --            1,166
Interest expense                                (21,049)        (699)          (127)             --          (21,875)
                                               --------     --------        -------        --------         --------
Income (loss) before income taxes               (21,887)      92,400           (335)             --           70,178
Income tax (benefit) expense                     (8,317)      35,121           (127)             --           26,677
Equity in net income of subsidiaries             57,071           --             --         (57,071)              --
                                               --------     --------        -------        --------         --------
Net income (loss)                              $ 43,501     $ 57,279        $  (208)       $(57,071)        $ 43,501
========================================================================================================================

2002
------------------------------------------------------------------------------------------------------------------------
Total net sales                                $     --     $626,812        $27,343        $     --         $ 654,155
Total direct costs                                   --      460,776         22,449              --           483,225
                                               --------     --------        -------        --------         ---------
Gross profit                                         --      166,036          4,894              --           170,930
Selling, general and administrative expenses      6,374       90,799          5,328              --           102,501
Restructuring charges                                --        6,504            798              --             7,302
                                               --------     --------        -------        --------         ---------
Operating income (loss)                          (6,374)      68,733         (1,232)             --            61,127
Investment income                                   301          289             77              --               667
Interest expense                                (14,279)        (193)            (3)             --           (14,475)
                                               --------     --------        -------        --------         ---------
Income (loss) before income taxes               (20,352)      68,829         (1,158)             --            47,319
Income tax (benefit) expense                     (7,734)      26,135           (440)             --            17,961
Equity in net income of subsidiaries             41,976           --             --         (41,976)               --
                                               --------     --------        -------        --------         ---------
Net income (loss)                              $ 29,358     $ 42,694        $  (718)       $(41,976)        $  29,358
========================================================================================================================

                   Summary Consolidating Statements of Income

(in thousands)                                                         Six Months Ended June 30,
                                               -------------------------------------------------------------------------
                                                           Guarantor     Non-Guarantor                   Omnicare, Inc.
2003                                            Parent    Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
Total net sales                                $     --    $1,584,201      $ 65,693        $      --       $1,649,894
Total direct costs                                   --     1,167,783        53,173               --        1,220,956
                                               --------    ----------      --------        ---------       ----------
Gross profit                                         --       416,418        12,520               --          428,938
Selling, general and administrative expenses      3,368       240,991        12,659               --          257,018
                                               --------    ----------      --------        ---------       ----------
Operating income (loss)                          (3,368)      175,427          (139)              --          171,920
Investment income                                 1,346           356            52               --            1,754
Interest expense                                (36,992)       (1,180)         (159)              --          (38,331)
                                               --------    ----------      --------        ---------       ----------
Income (loss) before income taxes               (39,014)      174,603          (246)              --          135,343
Income tax (benefit) expense                    (14,825)       66,337           (93)              --           51,419
Equity in net income of subsidiaries            108,113            --            --         (108,113)              --
                                               --------    ----------      --------        ---------       ----------
Net income (loss)                              $ 83,924    $  108,266      $   (153)       $(108,113)      $   83,924
========================================================================================================================

2002
------------------------------------------------------------------------------------------------------------------------

Total net sales                                $     --    $1,237,989      $ 54,480        $      --       $1,292,469
Total direct costs                                   --       912,868        44,467               --          957,335
                                               --------    ----------      --------        ---------       ----------
Gross profit                                         --       325,121        10,013               --          335,134
Selling, general and administrative expenses     11,764       179,557        10,798               --          202,119
Restructuring charges                                --        11,301           798               --           12,099
                                               --------    ----------      --------        ---------       ----------
Operating income (loss)                         (11,764)      134,263        (1,583)              --          120,916
Investment income                                 1,040           319           106               --            1,465
Interest expense                                (28,241)         (228)         (182)              --          (28,651)
                                               --------    ----------      --------        ---------       ----------
Income (loss) before income taxes               (38,965)      134,354        (1,659)              --           93,730
Income tax (benefit) expense                    (14,807)       51,088          (685)              --           35,596
Equity in net income of subsidiaries             82,292            --            --          (82,292)              --
                                               --------    ----------      --------        ---------       ----------
Net income (loss)                              $ 58,134    $   83,266      $   (974)       $ (82,292)      $   58,134
========================================================================================================================

                     Condensed Consolidating Balance Sheets

(in thousands)

                                                                   Guarantor   Non-Guarantor                   Omnicare, Inc.
As of June 30, 2003:                                  Parent     Subsidiaries   Subsidiaries   Eliminations   and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                           $  555,912    $   34,384      $  4,236     $        --       $  594,532
Restricted cash                                             --         5,819            --              --            5,819
Accounts receivable, net (including intercompany)           --       618,541        13,122          (6,560)         625,103
Inventories                                                 --       243,085         4,993              --          248,078
Other current  assets                                      946       145,261         2,016              --          148,223
                                                    ----------    ----------      --------     -----------       ----------
   Total current assets                                556,858     1,047,090        24,367          (6,560)       1,621,755
                                                    ----------    ----------      --------     -----------       ----------
Properties and equipment, net                               --       140,760         8,774              --          149,534
Goodwill                                                    --     1,558,617        68,586              --        1,627,203
Other noncurrent assets                                 39,678        95,382           886              --          135,946
Investment in subsidiaries                           2,392,462            --            --      (2,392,462)              --
                                                    ----------    ----------      --------     -----------       ----------
   Total assets                                     $2,988,998    $2,841,849      $102,613     $(2,399,022)      $3,534,438
                                                    ==========    ==========      ========     ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)        $   61,751    $  368,952      $ 24,321     $    (6,560)      $  448,464
Long-term debt                                         180,000           343            --              --          180,343
5.0% convertible subordinated debentures,
   due 2007                                            238,465            --            --              --          238,465
8.125% senior subordinated notes, due 2011             375,000            --            --              --          375,000
6.125% senior subordinated notes, due 2013             250,000            --            --              --          250,000
4.0% contingent convertible notes, due 2033            345,000            --            --              --          345,000
Other noncurrent liabilities                                --       158,384            --              --          158,384
Stockholders' equity                                 1,538,782     2,314,170        78,292      (2,392,462)       1,538,782
                                                    ----------    ----------      --------     -----------       ----------
   Total liabilities and stockholders' equity       $2,988,998    $2,841,849      $102,613     $(2,399,022)      $3,534,438
------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2002:
------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                           $   95,693    $   36,191      $  6,052     $        --       $  137,936
Restricted cash                                             --         3,147            --              --            3,147
Accounts receivable, net (including intercompany)           --       524,290        13,610         (15,043)         522,857
Inventories                                                 --       185,521         4,943              --          190,464
Other current assets                                     1,399       144,399         1,356              --          147,154
                                                    ----------    ----------      --------     -----------       ----------
   Total current assets                                 97,092       893,548        25,961         (15,043)       1,001,558
                                                    ----------    ----------      --------     -----------       ----------
Properties and equipment, net                            2,931       126,452        10,525              --          139,908
Goodwill                                                    --     1,121,728        67,179              --        1,188,907
Other noncurrent assets                                 31,234        65,029           949              --           97,212
Investment in subsidiaries                           1,903,357            --            --      (1,903,357)              --
                                                    ----------    ----------      --------     -----------       ----------
   Total assets                                     $2,034,614    $2,206,757      $104,614     $(1,918,400)      $2,427,585
                                                    ==========    ==========      ========     ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)        $   37,363    $  255,691      $ 18,639     $   (15,043)      $  296,650
Long-term debt                                              --           187            --              --              187
5.0% convertible subordinated debentures,
   due 2007                                            345,000            --            --              --          345,000
8.125% senior subordinated notes, due 2011             375,000            --            --              --          375,000
Other noncurrent liabilities                             2,189       132,577           920              --          135,686
Stockholders' equity                                 1,275,062     1,818,302        85,055      (1,903,357)       1,275,062
                                                    ----------    ----------      --------     -----------       ----------
   Total liabilities and stockholders' equity       $2,034,614    $2,206,757      $104,614     $(1,918,400)      $2,427,585
------------------------------------------------------------------------------------------------------------------------------

                Condensed Consolidating Statements of Cash Flows

(in thousands)

                                                                                    Six Months Ended June 30,
                                                                  -----------------------------------------------------------
                                                                                Guarantor    Non-Guarantor    Omnicare, Inc.
2003:                                                               Parent    Subsidiaries    Subsidiaries   and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                   $      --    $  22,749        $   431         $  23,180
Other                                                                (7,050)     105,265         (1,365)           96,850
                                                                  ---------    ---------        -------         ---------
      Net cash flows from operating activities                       (7,050)     128,014           (934)          120,030
                                                                  ---------    ---------        -------         ---------

Cash flows from investing activities:
Acquisition of businesses                                                --     (489,415)        (2,742)         (492,157)
Capital expenditures                                                     --       (7,080)           (75)           (7,155)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                               --       (2,672)            --            (2,672)
Other                                                                    --           53             --                53
                                                                  ---------    ---------        -------         ---------
      Net cash flows from investing activities                           --     (499,114)        (2,817)         (501,931)
                                                                  ---------    ---------        -------         ---------

Cash flows from financing activities:
Borrowings on line of credit facilities and term loans              749,000           --             --           749,000
Payments on line of credit facilities and term loans               (549,000)          --             --          (549,000)
Proceeds from / (payments on) long-term borrowings                  485,221           --             --           485,221
Fees paid for financing arrangements                                (29,366)          --             --           (29,366)
Gross proceeds from stock offerings                                 188,629           --             --           188,629
Other                                                              (377,215)     369,293            (38)           (7,960)
                                                                  ---------    ---------        -------         ---------
      Net cash flows from financing activities                      467,269      369,293            (38)          836,524
                                                                  ---------    ---------        -------         ---------

Effect of exchange rate changes on cash                                  --           --          1,973             1,973
                                                                  ---------    ---------        -------         ---------

Net increase (decrease) in cash and cash equivalents                460,219       (1,807)        (1,816)          456,596
Cash and cash equivalents at beginning of period - unrestricted      95,693       36,191          6,052           137,936
                                                                  ---------    ---------        -------         ---------
Cash and cash equivalents at end of period - unrestricted         $ 555,912    $  34,384        $ 4,236         $ 594,532
=============================================================================================================================

2002:
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                   $      --    $  13,716        $   460         $  14,176
Other                                                               (13,333)      78,278          4,180            69,125
                                                                  ---------    ---------        -------         ---------
      Net cash flows from operating activities                      (13,333)      91,994          4,640            83,301
                                                                  ---------    ---------        -------         ---------

Cash flows from investing activities:
Acquisition of businesses                                                --     (106,544)        (1,250)         (107,794)
Capital expenditures                                                     --       (8,588)          (239)           (8,827)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                               --       (3,383)            --            (3,383)
Other                                                                    --          136            117               253
                                                                  ---------    ---------        -------         ---------
      Net cash flows from investing activities                           --     (118,379)        (1,372)         (119,751)
                                                                  ---------    ---------        -------         ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                              90,000           --             --            90,000
Payments on line of credit facilities                               (40,000)          --             --           (40,000)
Other                                                               (29,228)      24,056             --            (5,172)
                                                                  ---------    ---------        -------         ---------
      Net cash flows from financing activities                       20,772       24,056             --            44,828
                                                                  ---------    ---------        -------         ---------

Effect of exchange rate changes on cash                                  --           --          1,465             1,465
                                                                  ---------    ---------        -------         ---------

Net increase (decrease) in cash and cash equivalents                  7,439       (2,329)         4,733             9,843
Cash and cash equivalents at beginning of period - unrestricted     127,110       37,304          3,982           168,396
                                                                  ---------    ---------        -------         ---------
Cash and cash equivalents at end of period - unrestricted         $ 134,549    $  34,975        $ 8,715         $ 178,239
=============================================================================================================================

10.  Subsequent Events

     On July 14, 2003, the Company completed the early redemption of the entire $345 million aggregate principal amount of the outstanding 5% Convertible Debentures, which were convertible into 8,712,121 shares of common stock. As previously discussed, during the second quarter of 2003, the Company redeemed $106.5 million of its 5% Convertible Debentures. The Company financed the early redemption with the net proceeds from the offering of the trust PIERS and a portion of the net proceeds from the offering of its common stock, both completed on June 13, 2003. The total redemption price, including the call premium, was approximately $353.9 million. The call premium, along with the write-off of unamortized debt issuance costs associated with the 5% Convertible Debentures, relating to the redemption are being recognized in the quarter in which they are redeemed. Accordingly, an $8.6 million pre-tax charge will be recognized in the quarter ended September 30, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5% Convertible Debentures.

     On July 15, 2003, Omnicare announced the completion of the acquisition of the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, to be accounted for as a purchase business combination, included cash consideration of $75.0 million at closing. An additional $15.0 million is payable post closing, subject to reduction. The Company has engaged an independent valuation firm to assist with the determination of the initial purchase price allocation, including the identification of goodwill and other identifiable intangible assets.

     At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services for skilled nursing and assisted living facilities comprised of approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that are being divested). SunScript serves these facilities through its network of 31 long-term care pharmacies. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of SunScript will be included from the date of acquisition in the Company's financial statements beginning in the third quarter of 2003.

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

Results of Operations

     The following table presents net sales and results of operations for Omnicare, Inc. ("Omnicare" or the "Company"), for each of the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts).

                       Three Months Ended       Six Months Ended
                            June 30,               June 30,
                      -------------------   -----------------------
                        2003       2002        2003         2002
                      --------   --------   ----------   ----------
Total net sales       $844,033   $654,155   $1,649,894   $1,292,469
                      ========   ========   ==========   ==========

Net income            $ 43,501   $ 29,358   $   83,924   $   58,134
                      ========   ========   ==========   ==========
Earnings per share:

   Basic              $   0.45   $   0.31   $     0.88   $     0.62
                      ========   ========   ==========   ==========
   Diluted            $   0.44   $   0.31   $     0.86   $     0.61
                      ========   ========   ==========   ==========

     The Company believes that certain investors find earnings before interest, income taxes, depreciation and amortization ("EBITDA") to be a useful tool for measuring a company's ability to service its debt. However, EBITDA does not represent net cash flows from operating activities, as defined by United States Generally Accepted Accounting Principles ("U.S. GAAP"), and should not be considered as a substitute for net income as an indicator of the Company's operating performance or operating cash flows as a measure of liquidity. The Company's calculation of EBITDA may differ from the calculation of EBITDA by others.

                                                                      Three Months Ended    Six Months Ended
                                                                           June 30,              June 30,
                                                                     -------------------   -------------------
(in thousands)                                                         2003       2002       2003       2002
                                                                     --------   --------   --------   --------
EBITDA calculation:
Net income                                                           $ 43,501   $ 29,358   $ 83,924   $ 58,134
Add:
Interest expense, net of investment income                             20,709     13,808     36,577     27,186
Income taxes                                                           26,677     17,961     51,419     35,596
Depreciation and amortization                                          12,688     11,311     25,449     23,002
                                                                     --------   --------   --------   --------
EBITDA                                                               $103,575   $ 72,438   $197,369   $143,918
                                                                     ========   ========   ========   ========

EBITDA reconciliation to net cash flows from operating activities:
EBITDA                                                               $103,575   $ 72,438   $197,369   $143,918
(Subtract)/Add:
Interest expense, net of investment income                            (20,709)   (13,808)   (36,577)   (27,186)
Income taxes                                                          (26,677)   (17,961)   (51,419)   (35,596)
Changes in assets and liabilities, net of effects from
   acquisition of businesses                                           39,921      6,570    (32,426)   (22,019)
Provision for doubtful accounts                                        12,135      7,618     23,180     14,176
Deferred tax provision                                                  5,270      2,333     18,739      4,375
Write-off of debt issuance costs                                        1,164         --      1,164         --
Non-cash portion of restructuring charges                                  --      3,213         --      5,633
                                                                     --------   --------   --------   --------
   Net cash flows from operating activities                          $114,679   $ 60,403   $120,030   $ 83,301
                                                                     ========   ========   ========   ========

Quarter Ended June 30, 2003 vs. 2002

Consolidated

     Total net sales for the three months ended June 30, 2003 increased to $844.0 million from $654.2 million in the comparable prior year period. Diluted earnings per share for the three months ended June 30, 2003 were $0.44 versus $0.31 in the same prior year period. Net income for the 2003 second quarter was $43.5 million versus $29.4 million earned in the comparable 2002 period. EBITDA for the three months ended June 30, 2003 totaled $103.6 million in comparison with $72.4 million for the same period of 2002.

     Included in the 2003 second quarter was a charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company's early redemption and retirement of a portion of its 5% convertible subordinated debentures, further discussed below.

     Included in the 2002 second quarter was a charge of $7.3 million pretax ($4.5 million aftertax, or $0.05 per diluted share), relating to the Phase II productivity and consolidation program described hereafter under "Restructuring Charges."

Pharmacy Services Segment

     Omnicare's Pharmacy Services segment recorded sales of $802.8 million for the second quarter of 2003, exceeding the 2002 amount of $610.4 million by $192.4 million. At June 30, 2003, Omnicare served long-term care facilities comprising approximately 938,000 beds as compared with approximately 738,000 beds served at June 30, 2002. The increase in revenues and in beds served was primarily a result of the acquisition of NCS HealthCare, Inc. ("NCS"), as discussed below. Additionally, Pharmacy Services sales increased due to growth in new contracts, the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation, and the increased market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. Lower government reimbursement formulas in some states and the increasing number and usage of generic drugs partially offset the increase in pharmacy sales.

     Operating income of the Pharmacy Services segment was $95.8 million in the second quarter of 2003, a $26.9 million improvement as compared with the $68.9 million earned in the comparable period of 2002. The improved operating income was primarily the result of increased sales, as discussed above, a lower operating cost structure reflecting principally the impact of the productivity and consolidation initiative completed in the third quarter of 2002 (the "Phase II Program"), the completion of the integration of American Pharmaceutical Services, Inc. and related entities (collectively, "APS") discussed below, and the $2.7 million pretax impact of a restructuring charge in the second quarter of 2002, partially offset by the initial impact of the lower-margin NCS business. This negative impact is diminishing as the Company consolidates redundant pharmacy locations.

     As previously disclosed, certain payment increases provided under the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") acts expired on October 1, 2002 with no further action taken by Congress to date. The impact of these expirations on the Company's customers did not result in a significant impact to Omnicare in the second quarter of 2003. Congress may consider these funding issues during 2003; however, if no additional legislation is enacted, the loss of revenues associated with this occurrence could have an adverse effect on the financial condition of the Company's skilled nursing facility ("SNF") clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

     On August 4, 2003, the Centers for Medicare & Medicaid Services ("CMS") published a final rule announcing that it is adopting a 3.0% market basket increase in SNF prospective payment system ("PPS") rates for fiscal year 2004, which begins October 1, 2003. In addition, the rule adjusts fiscal year 2004 rates by an additional 3.26% to reflect cumulative forecast errors since the start of the SNF PPS on July 1, 1998. Together, CMS estimates that these adjustments will result in an estimated $850 million increase in Medicare payments in fiscal year 2004. Moreover, the final rule does not adopt refinements to the current patient classification system for fiscal year 2004, which results in the continuation of the temporary add-on payment for certain high-acuity patients established by the BBRA. CMS estimates that these temporary payments will equal approximately $1 billion in fiscal year 2004.

     In June 2003, the U.S. House of Representatives and Senate adopted separate Medicare reform bills that would, if enacted, expand Medicare prescription drug coverage, modify payments to various Medicare providers, and institute administrative reforms to improve Medicare program operations. It is uncertain at this time whether Congress ultimately will enact Medicare reform legislation, what form any such legislation would take, or the impact such legislation would have on the Company.

     Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets due to the economic downturn, which has led to decreasing reimbursement rates in certain states. On May 28, 2003, President Bush signed into law the "Jobs and Growth Reconciliation Tax Act," which includes $20 billion in temporary aid to the states, $10 billion of which is earmarked for state Medicaid programs. Nevertheless, many states continue to experience budget shortfalls, which may prompt them to consider implementing reductions in Medicaid reimbursement. While the Company has managed to adjust to these pricing pressures to date, such pressures are likely to continue or escalate if economic recovery does not emerge and there can be no assurance that such occurrence will not have an adverse impact on the Company's business.

     In January 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of APS. At the time of the acquisition, APS provided professional pharmacy-related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs, which aggregated approximately $120 million (including an adjustment based on the closing balance sheet review and a $6.0 million deferred payment made in the first quarter of 2003). An additional $12.0 million in deferred payments was made in August 2003, satisfying all future contingent payments under the acquisition agreement.

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

     The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $493 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company initially financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility (the "Revolving Credit Facility"). The Company later refinanced the borrowings under its Revolving Credit Facility, as described further under the "Financial Condition, Liquidity and Capital Resources" caption below. The Company has engaged an independent valuation firm to assist with the purchase price allocation, including the identification of goodwill and other intangible assets.

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

     On July 15, 2003, Omnicare announced the completion of the acquisition of the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, to be accounted for as a purchase business combination, included cash consideration of $75.0 million at closing. An additional $15.0 million is payable post closing, subject to reduction. The Company has engaged an independent valuation firm to assist with the determination of the initial purchase price allocation, including the identification of goodwill and other identifiable intangible assets.

     At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services for skilled nursing and assisted living facilities comprised of approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that are being divested). SunScript serves these facilities through its network of 31 long-term care pharmacies. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of SunScript will be included from the date of acquisition in the Company's financial statements beginning in the third quarter of 2003.

CRO Services Segment

     Omnicare's Contract Research Organization ("CRO") Services segment recorded revenues of $41.2 million for the second quarter of 2003 compared with the $43.7 million recorded in the same prior year period. In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), the Company included $5.9 million and $7.1 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the three months ended June 30, 2003 and 2002, respectively. Under EITF No. 01-14, in cases where a company acts as a principal, reimbursements received for "out-of-pocket" expenses incurred are required to be characterized as revenue and the associated costs are required to be included as expenses in the Company's income statement. As a result of this accounting pronouncement, which affects only the CRO business, CRO revenues and direct costs may fluctuate significantly based on the timing of when reimbursable expenses are incurred. Excluding the impact of the reimbursable out-of-pocket expenses, revenues for the quarter ended June 30, 2003 were marginally lower than the prior-year second quarter revenues, partially due to client-driven delays in decision-making and project commencement.

     Operating income in the CRO Services segment was $4.5 million in the second quarter of 2003 compared with $0.7 million in the same 2002 period. The improvement in operating performance was attributable to the year-over-year realization of benefits from the Company's initiatives to integrate and streamline the organization and the year-over-year impact of restructuring charges associated with the Phase II productivity and consolidation program, which totaled $4.6 million pretax in the 2002 second quarter. The improvement in operating performance was partially offset by the marginally lower revenues discussed above. Backlog at June 30, 2003 was $198.6 million, representing an increase of $3.9 million from the June 30, 2002 backlog of $194.7 million and $17.0 million from the December 31, 2002 backlog of $181.6 million due to an increase in new business, particularly in the Peri-Approval (Phase IIIb and IV) business.

Consolidated

     The Company's consolidated gross profit of $221.0 million increased $50.1 million during the second quarter of 2003 from the same prior-year period amount of $170.9 million. Gross profit as a percentage of total net sales of 26.2% in the three months ended June 30, 2003 was slightly higher than the 26.1% experienced during the same period of 2002. Positively impacting overall gross profit was the Company's increased use of generic drugs, purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the APS business and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies as a result of the reduced cost structure brought about by the Phase II Program completed in the third quarter of 2002 and the integration of the APS business. These favorable factors were partially offset by the previously mentioned shift in mix toward newer, branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins, the effects of lower government reimbursement formulas in some states and the impact of the lower-margin NCS business in the 2003 period. The negative impact of the lower-margin NCS business is diminishing as the Company consolidates redundant pharmacy locations.

     Omnicare's selling, general and administrative ("operating") expenses for the quarter ended June 30, 2003 of $130.1 million were higher than the comparable year amount of $102.5 million by $27.6 million, due to the overall growth of the business, including the acquisition of NCS. Operating expenses as a percentage of total net sales totaled 15.4% in second quarter 2003, representing a decrease from the 15.7% experienced in the comparable prior year period.

This decrease is due to the year-over-year favorable impact of the Phase II Program completed in the third quarter of 2002 and the leveraging of fixed and variable overhead costs over a larger sales base in 2003 than that which existed in 2002.

     Investment income for the three months ended June 30, 2003 was $1.2 million, an increase of $0.5 million from the same period of 2002. Higher cash balances on hand as a result of the timing of the Company's second quarter 2003 refinancing and operating earnings was the primary driver of the year-over-year increase in investment income.

     Interest expense for the three months ended June 30, 2003 was $21.9 million compared with $14.5 million in the comparable prior-year period. The increase related to the previously mentioned financing of the NCS acquisition in January 2003, initially through borrowings on the Revolving Credit Facility of $499.0 million, partially offset by a $25.0 million repayment in the 2003 first quarter. The interest expense for the three month period ended June 30, 2003 also included a call premium and the write-off of unamortized debt issuance costs aggregating $4.1 million before taxes ($2.5 million aftertax, or $0.02 per diluted share). The call premium and the write-off of a ratable portion of the unamortized debt issuance costs related to the Company's early redemption and retirement of $106.5 million of its $345 million aggregate principal amount of 5%, convertible subordinated debentures in the second quarter of 2003, in connection with its refinancing transactions, as further described at the "Financial Condition, Liquidity and Capital Resources" caption below.

     The effective income tax rate was 38% in 2003, consistent with the prior year. The effective tax rates in 2003 and 2002 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Six Months Ended June 30, 2003 vs. 2002

Consolidated

     Total net sales for the six months ended June 30, 2003 rose to $1,649.9 million from $1,292.5 million in the comparable prior year period. Diluted earnings per share for the six months ended June 30, 2003 were $0.86 versus $0.61 in the same prior year period. Net income for the six months ended June 30, 2003 was $83.9 million versus $58.1 million earned in the comparable 2002 period. EBITDA totaled $197.4 million for the six months ended June 30, 2003 as compared with $143.9 million for the same period of 2002.

     Included in the 2003 second quarter was a charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company's early redemption of its 5% convertible subordinated debentures discussed below.

     Included in the year-to-date June 30, 2002 period was a charge of $12.1 million pretax ($7.5 million aftertax, or $0.08 per diluted share), relating to the Phase II productivity and consolidation program described hereafter under "Restructuring Charges."

Pharmacy Services Segment

     Omnicare's Pharmacy Services segment recorded sales of $1,566.0 million for the six months ended June 30, 2003, exceeding the same prior period amount of $1,206.7 million by $359.3 million. The increase in revenues was primarily a result of the acquisition of NCS. Additionally, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation, and the increased market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. Lower government reimbursement formulas in some states and the increasing number and usage of generic drugs partially offset the increase in pharmacy sales.

     Operating income of the Pharmacy Services segment was $181.2 million for the six months ended June 30, 2003, an increase of $45.2 million from the $136.0 million earned in the comparable period of 2002. The improved operating income was primarily the result of increased sales, as discussed above, a lower operating cost structure reflecting principally the impact of the Phase II Program started in the third quarter of 2001 and completed in the third quarter of 2002, the completion of the integration of APS and the $3.9 million pretax impact of restructuring charges in the 2002 period, partially offset by the initial impact of the lower-margin NCS business. This negative impact is diminishing as the Company consolidates redundant pharmacy locations.

     As previously disclosed, certain payment increases provided under the BBRA and the BIPA acts expired on October 1, 2002 with no further action taken by Congress to date. The impact of these expirations on the Company's customers did not result in a significant impact to Omnicare in the first six months of 2003.

CRO Services Segment

     Omnicare's CRO Services segment recorded revenues of $83.9 million during the six months ended June 30, 2003 compared with the $85.8 million recorded in the same prior year period. In accordance with EITF No. 01-14, the Company included $14.0 million and $13.4 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the six months ended June 30, 2003 and 2002, respectively. Excluding the impact of the reimbursable out-of-pocket expenses, revenues for the six months ended June 30, 2003 were marginally lower than the same prior-year period revenues.

     Operating income in the CRO Services segment was $9.2 million for the six months ended June 30, 2003 compared with $1.9 million in the same 2002 period. The improvement in operating performance was attributable to the year-over-year realization of benefits from the Company's initiatives to integrate and streamline the organization and the year-over-year impact of restructuring charges associated with the Phase II productivity and consolidation program, which totaled $8.2 million pretax in the year-to-date 2002 period.

Consolidated

     The Company's consolidated gross profit of $428.9 million increased $93.8 million during the six months ended June 30, 2003 from the same prior-year period amount of $335.1 million. Gross profit as a percentage of total net sales of 26.0% in the six months ended June 30, 2003, was slightly higher than the 25.9% experienced during the same period of 2002. Positively impacting overall gross profit was the Company's increased use of generic drugs, purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the APS business and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies as a result of the reduced cost structure brought about by the Phase II Program and the integration of the APS business. These favorable factors were offset primarily by the initial impact of the lower-margin NCS business and, to a lesser extent, by the previously mentioned shift in mix toward newer, branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins, and the effects of lower government reimbursement formulas in some states. The negative impact of the lower-margin NCS business is diminishing as the Company consolidates redundant pharmacy locations.

     Omnicare's operating expenses for the six months ended June 30, 2003 of $257.0 million were higher than the comparable year amount of $202.1 million by $54.9 million, due to the overall growth of the business, including the acquisition of NCS. Operating expenses as a percentage of total net sales totaled 15.6% in the six months ended June 30, 2003, even with the comparable prior year period.

     Investment income for the six months ended June 30, 2003 was $1.8 million, an increase of $0.3 million from the same period of 2002 due to larger invested cash balances in the 2003 period.

     Interest expense for the six months ended June 30, 2003 was $38.3 million compared with $28.7 million in the comparable prior-year period. The increase related to the previously mentioned financing of the NCS acquisition in January 2003, initially through borrowings on the Revolving Credit Facility of $499.0 million, partially offset by a $25.0 million repayment in the 2003 first quarter. The increase also included the previously mentioned call premium and write-off of a ratable portion of the unamortized debt issuance costs, aggregating $4.1 million before tax ($2.5 million aftertax, or $0.02 per diluted share).

     The effective income tax rate was 38% in the year-to-date 2003 period, consistent with the prior year period. The effective tax rates in 2003 and 2002 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Charges

     In 2001, the Company announced the implementation of the Phase II Program, the second phase of its productivity and consolidation initiative. The Phase II Program, completed in September 2002, further streamlined operations, increased efficiencies and helped enhance the Company's position as a high-quality, cost-effective provider of pharmaceutical services. Building on previous efforts, the Phase II Program included the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional ten locations. The Phase II Program also included a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Phase II Program encompassed a net reduction of approximately 460 employees, or about 5% of the Company's total work force, across both the Pharmacy Services and CRO Services segments.

     In connection with the Phase II Program, the Company expensed a total of $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) for restructuring charges during the year ended December 31, 2001. Further, approximately $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share) was recorded during the year ended December 31, 2002, when the amounts were required to be recognized in accordance with U.S. GAAP. Of the total amount recorded during the year ended December 31, 2002, $7.3 million and $12.1 million pretax ($4.5 million and $7.5 million aftertax, or $0.05 and $0.08 per diluted share, respectively) were recorded in the three and six months ended June 30, 2002, respectively. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

     Details of the year-to-date June 30, 2003 and December 31, 2002 activity relating to the Phase II Program follow (in thousands):

                                     Balance at       2002      Utilized    Balance at    Utilized   Balance at
                                    December 31,   Provision/    during    December 31,    during     June 30,
                                        2001         Accrual      2002         2002         2003        2003
                                    ------------   ----------   --------   ------------   --------   ----------
Restructuring charges:
   Employee severance                  $1,642        $ 2,177    $ (2,655)     $1,164      $(1,136)     $   28
   Employment agreement buy-outs          508             --        (214)        294          (49)        245
   Lease terminations                     606          5,862      (1,846)      4,622         (615)      4,007
   Other assets, fees
      and facility exit costs           3,027         15,156     (14,690)      3,493       (2,012)      1,481
                                       ------        -------    --------      ------      -------      ------
      Total restructuring charges      $5,783        $23,195    $(19,405)     $9,573      $(3,812)     $5,761
                                       ======        =======    ========      ======      =======      ======

     As of June 30, 2003, the Company had paid approximately $8.2 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at June 30, 2003 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

     In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), Omnicare had liabilities of $0.6 million at

December 31, 2002 of which $0.2 million was utilized in the six months ended June 30, 2003. The remaining liabilities at June 30, 2003 of $0.4 million represent amounts not yet paid relating to actions taken (consisting of remaining lease payments), and will be adjusted as these matters are settled.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2003 were $600.4 million compared with $141.1 million at December 31, 2002 (including restricted cash amounts of $5.8 million and $3.1 million, respectively). The Company generated positive cash flows from operating activities of $120.0 million during the six months ended June 30, 2003 compared with net cash flows from operating activities of $83.3 million during the six months ended June 30, 2002. These operating cash flows, as well as new borrowings and common stock issuance proceeds (further discussed below), were used primarily for debt repayment, acquisition-related payments, capital expenditures and dividends in both periods. The increase in net cash flows from operating activities in the first six months of 2003 was driven primarily by growth in earnings, as previously discussed in the "Results of Operations."

     Net cash used in investing activities was $501.9 million and $119.8 million for the six months ended June 30, 2003 and 2002, respectively. Acquisition of businesses required cash payments of $492.2 million in the first six months of 2003, which were primarily funded initially by borrowings under the Revolving Credit Facility. Also included in acquisition of businesses were amounts payable pursuant to acquisition agreements relating to pre-2003 acquisitions, particularly a $6.0 million deferred payment relating to APS. Acquisition of businesses during 2002 required $107.8 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2002 acquisitions), which were funded primarily by borrowings under the Revolving Credit Facility and operating cash flows. The Company's capital requirements are primarily comprised of its acquisition program, and capital expenditures, largely relating to investments in the Company's information technology systems. There were no material commitments and contingencies outstanding at June 30, 2003, other than certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions, that may become payable. An additional $12.0 million in deferred payments was made in August 2003, relating to APS, satisfying all future contingent payments under the acquisition agreement.

     Net cash provided by financing activities was $836.5 million and $44.8 million for the six months ended June 30, 2003 and 2002, respectively. In connection with the aforementioned NCS and APS acquisitions, the Company borrowed $499.0 million and $90.0 million, respectively, under its Revolving Credit Facility in the first quarters of 2003 and 2002, respectively. The Company also completed its refinancing plan in June 2003, as discussed below, in which it raised $1,033.6 million. Partially offsetting these borrowings were payments on debt of $549.0 million and $40.0 million during the six months ended June 30, 2003 and 2002, respectively, as well as the early redemption and retirement of $106.5 million of the 5% convertible subordinated debentures due 2007 ("5% Convertible Debentures") in the second quarter of 2003.

     On May 19, 2003, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2003. Dividends of $4.3 million paid during the six months ended June 30, 2003 were consistent with those paid in the comparable prior year period.

     The Company's current ratio was 3.6 to 1.0 at June 30, 2003, compared with the 3.4 to 1.0 in existence at December 31, 2002.

     The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $493 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company initially financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million Revolving Credit Facility. As discussed below, the Company refinanced the borrowings under its three-year, $500.0 million Revolving Credit Facility over a longer term.

     On June 13, 2003, the Company completed the offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par; 6,468,750 shares of common stock, $1 par value, at $29.16 per share for gross proceeds of $189 million and its offering, through a statutory trust, Omnicare Capital Trust I ("the Trust"), formed by the Company, of $345 million aggregate principal amount of convertible trust preferred securities due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities"). In connection with the offering of the trust PIERS, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third party advisor, and at June 30, 2003 the values of both derivatives were immaterial. However, the values are subject to change, based on market conditions, which could affect the Company's future results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS. The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% Convertible Debentures, and remaining proceeds will be used for general corporate purposes. A portion of the 5% Convertible Debentures (approximately $106.5 million) were redeemed in June 2003 and the remaining 5% Convertible Debentures outstanding were redeemed by July 14, 2003, as discussed below. In connection with the early redemption of the 5% Convertible Debentures, a charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share) was recorded in the second quarter of 2003, representing the proportionate share of the call premium and unamortized debt issuance costs.

     In connection with the offerings, the Company also completed a new, four-year $750.0 million credit facility ("Credit Facility") consisting of a $250 million term loan commitment and a $500 million revolving credit commitment. The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term loan portion of the new Credit Facility to repay the balance of the Company's existing credit facility of $474 million, and remaining proceeds will be used for general corporate purposes. Also, during the second quarter of 2003, the Company paid down an additional $50.0 million of debt. The $200 million outstanding under the term loan is due in quarterly installments through 2007, with $20.0 million due within one year. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At June 30, 2003, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

     On July 14, 2003, the Company completed the redemption of the entire $345 million aggregate principal amount of the outstanding 5% Convertible Debentures, which were convertible into 8,712,121 shares of common stock. As previously discussed, during the second quarter of 2003, the Company redeemed $106.5 million of its 5% Convertible Debentures. The Company financed the redemption with the net proceeds from the offering of the trust PIERS and a portion of the net proceeds from the offering of its common stock, both completed on June 13, 2003. The total redemption price, including the call premium, was approximately $353.9 million. The call premium, along with the write-off of unamortized debt issuance costs associated with the 5% Convertible Debentures, relating to the redemption are being recognized in the quarter in which they are redeemed. Accordingly, an $8.6 million pre-tax charge will be recognized in the quarter ended September 30, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5% Convertible Debentures.

     During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually two London Banking Days prior to the first of each December and June, commencing
December 1, 2003. The estimated LIBOR-based floatig rate was 3.38% at June 30, 2003. The Swap Agreement, which matches the term of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended.

     The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. The Company may, in the future, refinance its indebtedness, issue additional indebtedness, or issue additional equity as deemed appropriate. The Company believes that, if needed, these additional external sources of financing are readily available.

Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     At June 30, 2003, the Company had one unconsolidated entity, Omnicare Capital Trust I, which was established for the purpose of facilitating the trust PIERS offering. For financial reporting purposes, the Omnicare Capital Trust I is treated as an equity method investment of Omnicare. The contingent convertible notes issued by the Company to the Trust in connection with the trust PIERS are presented as a separate line item on Omnicare's consolidated balance sheet, and the related disclosures concerning the trust PIERS, the guarantee and the contingent convertible notes are included in Omnicare's notes to consolidated financial statements. Omnicare records interest payable to the Trust as interest expense in its consolidated statement of income.

     At June 30, 2003, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     The following summarizes the Company's contractual obligations at June 30, 2003, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods (in thousands):

                                                  Less than                            After
                                       Total        1 year    1-3 years   4-5 years   5 years
                                     ----------   ---------   ---------   ---------   --------
Long-term debt obligations           $1,408,465    $20,000     $60,000    $358,465    $970,000
Capital lease obligations                   746        403         114         100         129
Operating lease obligations             125,225     26,477      37,770      37,433      23,545
                                     ----------    -------     -------    --------    --------
Total contractual cash obligations   $1,534,436    $46,880     $97,884    $395,998    $993,674
                                     ==========    =======     =======    ========    ========

     On July 15, 2003, Omnicare announced the completion of the acquisition of the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, to be accounted for as a purchase business combination, included cash consideration of $75.0 million at closing. An additional $15.0 million is payable post closing, subject to reduction. The $75.0 million paid at closing was funded from existing cash balances.

Recently Issued Accounting Standards

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of

FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). All accounting and disclosure relevant to this authoritative guidance has been incorporated into this Quarterly Report on Form 10-Q. The adoption of SFAS 145, SFAS 146, FIN 45 and FIN 46 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisition of Certain Financial Institutions." This pronouncement is not applicable to the Company.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for the Company beginning July 1, 2003. The adoption of this Statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Amendment for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) in the statement of financial position. This Statement was effective for the Company for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

     In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's business outlook or position or future economic performance; the impact of the acquisition of NCS; the impact of new pharmacy services contracts; the impact of clinical and other service programs; the impact of drug price inflation; the impact of penetration of new drugs; the impact of lower government reimbursement formulas in some states; trends concerning the number and usage of generic drugs; the impact of the productivity and consolidation programs; the impact of the integration of the APS and NCS acquisitions; the impact of reimbursement trends and expectations concerning legislative action with respect thereto including with regard to the impact of the expiration of certain payments under BBRA and BIPA, as well as the increase in Medicare payment rates to SNFs for the 2004 federal fiscal year; expectations concerning the current patient classification system; the impact of healthcare funding issues; the impact of Medicare reform legislation under Congressional consideration; governmental budgetary and pricing pressures due to the economic downturn; the impact of the SunScript acquisition; the impact of streamlining and cost reduction at the CRO organization; trends concerning CRO backlog; purchasing leverage; the formulary compliance program; the leveraging of costs; the impact of higher cash balances due to the refinancing; the impact of contractual obligations on future periods; the adequacy and availability of Omnicare's sources of liquidity and capital; the availability of external sources of financing; and the impact of new accounting rules and standards. Such forward-looking statements involve actual known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions; trends for the continued growth of the businesses of Omnicare; increases or decreases in reimbursement; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; government budgetary pressures and shifting priorities; efforts by payors to control costs; delays and further reductions in reimbursement by the government and other payors to customers and to Omnicare as a result of pressures on federal and state budgets due to the continuing economic downturn and other factors; the overall financial condition of Omnicare's customers; Omnicare's ability to assess and react to the financial condition of customers; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the continued successful integration of acquired companies, including NCS and SunScript, and the ability to realize anticipated economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; the impact of seasonal illness trends on the business of Omnicare; the ability of vendors and business partners to provide products and services to Omnicare; the impact and pace of pharmaceutical price increases; the outcome of litigation; the failure of Omnicare or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of CRO contracts for regulatory or other reasons; the ability of CRO projects to produce revenues in future periods; the ability to attract and retain needed management; potential liability for losses not covered by, or in excess of, insurance; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; changes in tax law and regulation; volatility in the market for Omnicare's stock and in the financial markets generally; access to capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; the demand for Omnicare's products and services; variations in costs or expenses; and changes in accounting rules and standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at June 30, 2003 include $200.0 million outstanding under the term loan portion of its June 2003 four-year, variable-rate Credit Facility at an interest rate of LIBOR plus 1.375%, or 2.6% at June 30, 2003 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $2.0 million per year); $238.5 million outstanding under its 5.0% fixed-rate convertible debentures, due 2007 (the "5.0% Convertible Debentures"); $375.0 million outstanding under its 8.125% fixed-rate senior subordinated notes (the "8.125% Senior Notes"), due 2011; $250.0 million outstanding under its 6.125% fixed-rate senior subordinated notes (the "6.125% Senior Notes"), due 2013; and $345.0 million outstanding under its 4.0% fixed-rate convertible debentures (the "4.0% Convertible Debentures"), due 2033. During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually two London Banking Days prior to the first of each December and June, commencing December 1, 2003. The estimated LIBOR-based floating rate was 3.38% at June 30, 2003 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the term of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended. At June 30, 2003, the fair value of Omnicare's Credit Facility approximates its carrying value, and the fair value of the 5.0% Convertible Debentures, 8.125% Senior Notes, 6.125% Senior Notes and 4.0% Convertible Debentures is approximately $244.1 million, $406.9 million, $255.0 million and $378.1 million, respectively.

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

     Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third party advisor, and at June 30, 2003 the values of both derivatives were immaterial. However, the values are subject to change, based on market conditions, which could affect the Company's future results of operations.

     The Company does not have any financial instruments held for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Based on a recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

     (b) There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Omnicare held its Annual Meeting of Stockholders on May 19, 2003.

(b) The names of each director elected at this Annual Meeting, as well as the corresponding number of shares voted for, and withheld from, each nominee follows:

                              Votes For    Votes Withheld
                              ----------   --------------
Edward L. Hutton              81,488,308      3,889,854
Joel F. Gemunder              81,504,735      3,873,427
Charles H. Erhart, Jr.        81,037,756      4,340,406
David W. Froesel, Jr.         81,339,182      4,038,980
Cheryl D. Hodges              81,338,033      4,040,129
Patrick E. Keefe              79,163,762      6,214,400
Sandra E. Laney               74,642,983     10,735,179
Andrea R. Lindell, DNSc, RN   81,050,647      4,327,515
Sheldon Margen, M.D.          80,644,757      4,733,405
John H. Timoney               81,215,151      4,163,011

(c) The Stockholders ratified the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the 2003 year. A total of 82,428,634 votes were cast in favor of the proposal; 2,905,507 votes were cast against it; 44,021 votes abstained; and there were no Broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Index of Exhibits.

(b)  Reports on Form 8-K

(I) During the quarter ended June 30, 2003, the Company filed a Report on Form 8-K on May 1, 2003 reporting, under Item 9, the filing of a press release announcing its financial results for the first quarter of 2003.

(II) During the quarter ended June 30, 2003, the Company filed a Report on Form 8-K on June 3, 2003 reporting, under Items 5 and 7, the filing of the amended and restated by-laws of Omnicare, Inc. as approved and adopted on May 19, 2003.

(III) During the quarter ended June 30, 2003, the Company filed a Report on Form 8-K on June 12, 2003 reporting, under Items 5 and 7, the filing of Statements of Eligibility under the Trust Indenture Act of 1939.

(IV) During the quarter ended June 30, 2003, the Company filed a Report on Form 8-K on June 16, 2003 reporting, under Items 5 and 7, the filing of exhibits in connection with the Registration Statement on Form S-3 (File No. 333-103115) declared effective by the Securities and Exchange Commission on February 25, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Omnicare, Inc.
                                        Registrant


Date: August 14, 2003                   By: /s/ David W. Froesel, Jr.
                                            ------------------------------------
                                        David W. Froesel, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                INDEX OF EXHIBITS

                                                     Document Incorporated by Reference
        Number and Description of Exhibit              from a Previous Filing or Filed
(Numbers Coincide with Item 601 of Regulation S-K)      Herewith, as Indicated Below
--------------------------------------------------   ----------------------------------
(4.1)    Subordinated Debt Securities Indenture,     Form 8-K
         dated as of June 13, 2003 between           Filed June 13, 2003
         Omnicare, Inc. and SunTrust Bank, as
         Trustee

(4.2)    First Supplemental Indenture, dated as of   Form 8-K
         June 13, 2003, between Omnicare, Inc. and   Filed June 13, 2003
         SunTrust Bank, as Trustee

(4.3)    Second Supplemental Indenture, dated as     Form 8-K
         of June 13, 2003, between Omnicare, Inc.    Filed June 13, 2003
         and SunTrust Bank, as Trustee

(4.4)    Amended and Restated Trust Agreement of     Form 8-K
         Omnicare Capital Trust, dated as of June    Filed June 13, 2003
         13, 2003

(4.5)    Guarantee Agreement of Omnicare, Inc.       Form 8-K
         relating to the Trust Preferred Income      Filed June 13, 2003
         Equity Redeemable Securities, dated as
         of June 13, 2003

(4.6)    $750,000,000 Credit Agreement, dated as     Filed Herewith
         of June 13, 2003, by and among Omnicare,
         Inc., as Borrower, the lenders from time to
         time parties thereto, as Lenders, JPMorgan
         Chase Bank, as a Joint Syndication Agent,
         Wachovia Bank, National Association, as a
         Joint Documentation Agent, Lehman Commercial
         Paper Inc., as a Joint Syndication Agent,
         UBS Securities LLC, as a Joint
         Documentation Agent, and SunTrust Bank, as
         the Administrative Agent (execution copy).


(11)     Computation of Earnings Per Common Share    Filed Herewith

(12)     Computation of Ratio of Earnings to Fixed   Filed Herewith
         Charges


                                                     Document Incorporated by Reference
        Number and Description of Exhibit              from a Previous Filing or Filed
(Numbers Coincide with Item 601 of Regulation S-K)      Herewith, as Indicated Below
--------------------------------------------------   ----------------------------------
(31.1)   Rule 13a-14(a) Certification of Chief       Filed Herewith
         Executive Officer of Omnicare, Inc. in
         accordance with Section 302 of the
         Sarbanes-Oxley Act of 2002

(31.2)   Rule 13a-14(a) Certification of Chief       Filed Herewith
         Financial Officer of Omnicare, Inc. in
         accordance with Section 302 of the
         Sarbanes-Oxley Act of 2002

(32.1)   Section 1350 Certification of Chief         Furnished
         Executive Officer of Omnicare, Inc. in
         accordance with Section 906 of the
         Sarbanes-Oxley Act of 2002*

(32.2)   Section 1350 Certification of Chief         Furnished
         Financial Officer of Omnicare, Inc. in
         accordance with Section 906 of the
         Sarbanes-Oxley Act of 2002*

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.