Form 10-Q
period 2003-09-30
OMNICARE INC
filed 2003-11-14
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 2003
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from __________ to __________


                          Commission File Number 1-8269


                                 OMNICARE, INC.
                                 --------------
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                                          31-1001351
      -----------------------------------         ------------------------------------------
      (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
       Incorporation or Organization)

            100 East RiverCenter Boulevard, Covington, Kentucky 41011
            ---------------------------------------------------------
             (Address of Principal Executive Offices)     (Zip Code)

                                 (859) 392-3300
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:
         1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

         2)   has been subject to such filing requirement for the past 90 days.

Yes    x         No
    ---------       ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    x         No
    ---------       ------

COMMON STOCK OUTSTANDING


                                         Number of
                                          Shares                        Date
                                          ------                        ----
Common Stock, $1 par value              102,438,681               September 30, 2003

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES



                                      INDEX


                                                                                      PAGE
                                                                                      ----

PART I.  FINANCIAL INFORMATION:
------------------------------

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Statements of Income -
                           Three and nine months ended -
                           September 30, 2003 and 2002                                 3

                  Consolidated Balance Sheets -
                           September 30, 2003 and December 31, 2002                    4

                  Consolidated Statements of Cash Flows -
                           Nine months ended -
                           September 30, 2003 and 2002                                 5

                  Notes to Consolidated Financial Statements                           6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       19

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                   37

         ITEM 4.  CONTROLS AND PROCEDURES                                             38

PART II. OTHER INFORMATION:
--------------------------

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    39


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED


(In thousands, except per share data)

                                                             Three Months Ended                Nine Months Ended
                                                                 September 30,                   September 30,
                                                            ------------------------      --------------------------
                                                              2003            2002           2003            2002
                                                            --------        --------      ----------      ----------
Sales                                                       $896,099        $657,270      $2,532,035      $1,936,386
Reimbursable out-of-pockets                                    5,555           7,448          19,513          20,801
                                                            --------        --------      ----------      ----------
     Total net sales                                         901,654         664,718       2,551,548       1,957,187
                                                            --------        --------      ----------      ----------
Cost of sales                                                668,844         481,703       1,875,842       1,425,685
Reimbursed out-of-pocket expenses                              5,555           7,448          19,513          20,801
                                                            --------        --------      ----------      ----------
     Total direct costs                                      674,399         489,151       1,895,355       1,446,486
                                                            --------        --------      ----------      ----------
Gross profit                                                 227,255         175,567         656,193         510,701
Selling, general and administrative expenses                 123,592         103,888         380,610         306,007
Restructuring charges (Note 5)                                    --          11,096              --          23,195
                                                            --------        --------      ----------      ----------
Operating income                                             103,663          60,583         275,583         181,499
Investment income                                                880             651           2,634           2,116
Interest expense (Note 8)                                    (26,316)        (14,339)        (64,647)        (42,990)
                                                            --------        --------      ----------      ----------
Income before income taxes                                    78,227          46,895         213,570         140,625
Income taxes                                                  29,397          17,829          80,816          53,425
                                                            --------        --------      ----------      ----------
Net income                                                  $ 48,830        $ 29,066      $  132,754      $   87,200
                                                         ===========     ===========     ===========     ===========
Earnings per share:
     Basic                                                  $   0.48        $   0.31      $     1.36      $     0.93
                                                         ===========     ===========     ===========     ===========
     Diluted                                                $   0.47        $   0.31      $     1.34      $     0.92
                                                         ===========     ===========     ===========     ===========
Weighted average number of common shares outstanding:
     Basic                                                   101,965          94,245          97,490          94,129
                                                         ===========     ===========     ===========     ===========
     Diluted                                                 102,944          94,710         103,017          94,920
                                                         ===========     ===========     ===========     ===========
Dividends per share                                         $ 0.0225        $ 0.0225      $   0.0675      $   0.0675
                                                         ===========     ===========     ===========     ===========
Comprehensive income                                        $ 48,396        $ 31,030      $  134,574      $   91,010
                                                         ===========     ===========     ===========     ===========




The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except share data)

                                                                              September 30,      December 31,
                                                                                   2003               2002
                                                                               ----------         ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  268,250         $  137,936
   Restricted cash                                                                  5,819              3,147
   Accounts receivable, less allowances
     of $92,311 (2002 - $68,593)                                                  620,156            522,857
   Unbilled  receivables                                                           20,526             25,062
   Inventories                                                                    296,289            190,464
   Deferred income tax benefits                                                    11,371             18,621
   Other current assets                                                           121,424            103,471
                                                                               ----------         ----------
     Total current assets                                                       1,343,835          1,001,558

Properties and equipment, at cost less accumulated
   depreciation of $194,964 (2002 - $177,870)                                     149,631            139,908
Goodwill                                                                        1,706,269          1,188,907
Other noncurrent assets                                                           130,659             97,212
                                                                               ----------         ----------
     Total assets                                                              $3,330,394         $2,427,585
                                                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  290,374         $  175,648
   Current debt                                                                    18,899                110
   Accrued employee compensation                                                   29,849             22,627
   Deferred revenue                                                                22,116             25,254
   Income taxes payable                                                            23,752              6,837
   Other current liabilities                                                       74,806             66,174
                                                                               ----------         ----------
     Total current liabilities                                                    459,796            296,650

Long-term debt                                                                    141,791                187
5.0% convertible subordinated debentures, due 2007                                     --            345,000
8.125% senior subordinated notes, due 2011                                        375,000            375,000
6.125% senior subordinated notes, due 2013                                        232,784                 --
4.0% contingent convertible notes, due 2033                                       345,000                 --
Deferred income tax liabilities                                                    98,734             84,071
Other noncurrent liabilities                                                       71,978             51,615
                                                                               ----------         ----------
     Total liabilities                                                          1,725,083          1,152,523
                                                                               ----------         ----------

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
     none issued and outstanding                                                       --                 --
   Common stock, $1 par value, 200,000,000 shares authorized,
     104,288,700 shares issued (2002 - 95,441,400 shares issued)                  104,289             95,441
   Paid-in capital                                                                962,749            737,421
   Retained earnings                                                              625,047            498,856
                                                                               ----------         ----------
                                                                                1,692,085          1,331,718

   Treasury stock, at cost - 1,850,000 shares (2002 - 1,139,900 shares)           (45,599)           (23,471)
   Deferred compensation                                                          (38,828)           (29,018)
   Accumulated other comprehensive income                                          (2,347)            (4,167)
                                                                               ----------         ----------
     Total stockholders' equity                                                 1,605,311          1,275,062
                                                                               ----------         ----------
     Total liabilities and stockholders' equity                                $3,330,394         $2,427,585
                                                                               ==========         ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                       ---------------------------
                                                                          2003              2002
                                                                       ---------         ---------
Cash flows from operating activities:
Net income                                                             $ 132,754         $  87,200
Adjustments to reconcile net income to net cash
     flows from operating activities:
          Depreciation                                                    28,369            24,920
          Amortization                                                     9,960             9,444
          Provision for doubtful accounts                                 34,676            22,114
          Deferred tax  provision                                         21,756            12,342
          Write-off of debt issuance costs                                 3,755                --
          Non-cash portion of restructuring charges                           --             9,060
Changes in assets and liabilities, net of effects
     from acquisition of businesses:
          Accounts receivable and unbilled receivables                   (28,131)          (25,621)
          Inventories                                                    (58,703)             (539)
          Current and noncurrent assets                                    3,782           (32,526)
          Accounts payable                                                59,200            20,736
          Accrued employee compensation                                      281              (527)
          Deferred revenue                                                (3,138)          (13,060)
          Current and noncurrent liabilities                             (22,198)           17,056
                                                                       ---------         ---------
                      Net cash flows from operating activities           182,363           130,599
                                                                       ---------         ---------

Cash flows from investing activities:
     Acquisition of businesses, net of cash received                    (599,689)         (115,893)
     Capital expenditures                                                (11,241)          (16,762)
     Transfer of cash to trusts for employee health and
          severance costs, net of payments out of the trust               (2,672)           (3,400)
     Other                                                                    58               263
                                                                       ---------         ---------
                      Net cash flows from investing activities          (613,544)         (135,792)
                                                                       ---------         ---------

Cash flows from financing activities:
     Borrowings on line of credit facilities and term loans              749,000            90,000
     Payments on line of credit facilities and term loans               (589,000)          (80,000)
     Proceeds from long-term borrowings                                  595,000                --
     Payments on long-term borrowings and obligations                   (354,242)              (64)
     Fees paid for financing arrangements                                (29,366)               --
     Gross proceeds from stock offering                                  188,629                --
     Proceeds from stock awards and exercise of stock options,
          net of stock tendered in payment                                 5,834               352
     Dividends paid                                                       (6,559)           (6,364)
     Other                                                                   122                72
                                                                       ---------         ---------
                      Net cash flows from financing activities           559,418             3,996
                                                                       ---------         ---------

Effect of exchange rate changes on cash                                    2,077             2,083
                                                                       ---------         ---------
Net increase in cash and cash equivalents                                130,314               886
Cash and cash equivalents at beginning of period - unrestricted          137,936           168,396
                                                                       ---------         ---------

Cash and cash equivalents at end of period - unrestricted              $ 268,250         $ 169,282
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

2.   Stock-Based Employee Compensation

     At September 30, 2003, the Company had three stock-based employee compensation plans. As permitted under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), the Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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


                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                -------------------  ---------------------
                                                 2003       2002       2003        2002
                                                 ----       ----       ----        ----

Net income, as reported                        $48,830    $29,066    $132,754    $87,200
Deduct:  Total stock-based employee
      compensation expense determined
      under fair value-based method for all
      options, net of related tax effects       (2,160)    (2,476)     (6,820)    (5,359)
                                               -------    -------    --------    -------
Pro forma net income                           $46,670    $26,590    $125,934    $81,841
                                               =======    =======    ========    =======

Earnings per share:
      Basic - as reported                      $  0.48    $  0.31    $   1.36    $  0.93
                                               =======    =======    ========    =======
      Basic - pro forma                        $  0.46    $  0.28    $   1.29    $  0.87
                                               =======    =======    ========    =======

      Diluted - as reported                    $  0.47    $  0.31    $   1.34    $  0.92
                                               =======    =======    ========    =======
      Diluted - pro forma                      $  0.45    $  0.28    $   1.27    $  0.86
                                               =======    =======    ========    =======

         The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants:


                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                ------------------------------     -----------------------------
                                                    2003              2002             2003              2002
                                                 -----------        ----------       -----------       ---------
Volatility                                            60%               63%              60%               63%
Risk-free interest rate                              2.9%              2.9%             2.9%              2.9%
Dividend yield                                       0.2%              0.4%             0.2%              0.4%
Expected term of options (in years)                  5.2               5.4              5.2               5.4
Weighted average fair value per option            $17.91            $11.88           $15.63            $14.23

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement was effective for the Company beginning July 1, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

4.       Segment Information

         Based on the "management approach," as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 47 states in the United States of America ("USA") at September 30, 2003. The Company's other reportable segment is Contract Research Organization ("CRO") Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 29 countries around the world, including the USA, at September 30, 2003.

         The table below presents information about the reportable segments as of and for the three and nine months ended September 30, 2003 and 2002 and should be read in conjunction with the paragraph that follows (in thousands):


                                                         Three Months Ended September 30,
                                            ----------------------------------------------------------
                                                                           Corporate
                                             Pharmacy        CRO              and         Consolidated
2003:                                        Services      Services      Consolidating       Totals
------------------------------------------------------------------------------------------------------
Net sales                                   $  865,923     $ 35,731        $     --        $  901,654
Depreciation and amortization                   11,832          468             580            12,880
Operating income (expense)                     111,587        1,646          (9,570)          103,663
Total assets                                 2,941,061      115,232         274,101         3,330,394
Capital expenditures                             3,861           91             134             4,086
------------------------------------------------------------------------------------------------------

2002:
------------------------------------------------------------------------------------------------------
Net sales                                   $  623,241     $ 41,477        $     --        $  664,718
Depreciation and amortization                   10,176          524             662            11,362
Restructuring charges                           (2,911)      (8,185)             --           (11,096)
Operating income (expense)                      72,173       (2,831)         (8,759)           60,583
Total assets                                 2,079,031      147,949         208,550         2,435,530
Capital expenditures                             7,560          217             158             7,935
------------------------------------------------------------------------------------------------------

                                                      Nine Months Ended September 30,
                                     ------------------------------------------------------------------
                                                                           Corporate
                                      Pharmacy             CRO                and           Consolidated
2003:                                 Services           Services        Consolidating         Totals
-------------------------------------------------------------------------------------------------------
Net sales                            $2,431,905          $119,643          $     --          $2,551,548
Depreciation and amortization            35,206             1,369             1,754              38,329
Operating income (expense)              292,782            10,861           (28,060)            275,583
Total assets                          2,941,061           115,232           274,101           3,330,394
Capital expenditures                      9,946               796               499              11,241
-------------------------------------------------------------------------------------------------------

2002:
-------------------------------------------------------------------------------------------------------
Net sales                            $1,829,918          $127,269          $     --          $1,957,187
Depreciation and amortization            30,559             1,734             2,071              34,364
Restructuring charges                    (6,769)          (16,426)               --             (23,195)
Operating income (expense)              208,134              (884)          (25,751)            181,499
Total assets                          2,079,031           147,949           208,550           2,435,530
Capital expenditures                     15,370               531               861              16,762
-------------------------------------------------------------------------------------------------------


     In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," the Company included in its reported CRO segment net sales amounts of $5.6 million and $19.5 million for the three and nine months ended September 30, 2003, respectively ($7.4 million and $20.8 million for the comparable prior year periods ended September 30, 2002, respectively).

5.   Restructuring Charges
     ---------------------

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

     In connection with the Phase II Program, the Company expensed a total of $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) for restructuring charges during the year ended December 31, 2001. Further, approximately $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share) was recorded during the year ended December 31, 2002, when the amounts were required to be recognized in accordance with U.S. GAAP. Of the total amount recorded during the year ended December 31, 2002, $11.1 million and $23.2 million pretax ($6.9 million and $14.4 million aftertax, or $0.07 and $0.15 per diluted share, respectively) were recorded in the three and nine months ended September 30, 2002, respectively. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

     Details of the year-to-date September 30, 2003 and December 31, 2002 activity relating to the Phase II Program follow (in thousands):

                                       Balance at       2002       Utilized     Balance at    Utilized     Balance at
                                      December 31,   Provision/     during     December 31,    during     September 30,
                                          2001         Accrual       2002          2002         2003          2003
                                      ------------   ----------    ----------  ------------   --------    -------------
Restructuring charges:
   Employee severance                   $1,642        $ 2,177      $ (2,655)      $1,164      $(1,141)      $   23
   Employment agreement buy-outs           508             --          (214)         294         (263)          31
   Lease terminations                      606          5,862        (1,846)       4,622         (899)       3,723
   Other assets, fees
     and facility exit costs             3,027         15,156       (14,690)       3,493       (2,157)       1,336
                                        -------       --------     --------       ------      -------       ------
       Total restructuring charges      $5,783        $23,195      $(19,405)      $9,573      $(4,460)      $5,113
                                        =======       ========     ========       ======      =======       ======

     As of September 30, 2003, the Company had paid approximately $8.5 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at September 30, 2003 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

     In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), the Company had liabilities of $0.6 million at December 31, 2002 of which $0.3 million was utilized in the nine months ended September 30, 2003. The remaining liabilities at September 30, 2003 of $0.3 million represent amounts not yet paid relating to actions taken (consisting of remaining lease payments), and will be adjusted as these matters are settled.

6.   Acquisitions
     ------------

     On July 15, 2003, Omnicare completed the acquisition of the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $79 million. The Company funded the acquisition of SunScript from existing cash balances. An additional $15.0 million is payable post closing, subject to reduction. The Company is using an independent valuation firm to assist with the determination of the initial purchase price allocation, including the identification of goodwill and other identifiable intangible assets.

     At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services for skilled nursing and assisted living facilities comprised of approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that Sun Healthcare is divesting). SunScript served these facilities through its network of 31 long-term care pharmacies. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of SunScript have been included from the date of acquisition in the Company's financial statements.

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

     The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $500 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company initially financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility. The Company later refinanced the borrowings under its three-year, $500.0 million revolving credit facility, as described further under "Debt and Issuance of Common Stock." The Company is using an independent valuation firm to assist with the purchase price allocation, including the identification of goodwill and other identifiable intangible assets. The Company also continues to evaluate the tax effects of the NCS acquisition.

     At the time of the acquisition, NCS provided professional pharmacy and related services to long-term care facilities, including skilled nursing centers and assisted living facilities in 33 states and managed hospital pharmacies in 10 states. NCS added approximately 182,000 beds served in the first quarter of 2003. Omnicare is achieving certain economies of scale and operational efficiencies from the acquisition, while broadening Omnicare's geographical reach. The net assets and operating results of NCS have been included from the date of acquisition in the Company's financial statements.

     In January 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and related entities (collectively, "APS"). At the time of the acquisition, APS provided professional pharmacy-related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs which aggregated approximately $132 million (including an adjustment based on the closing balance sheet review, a $6.0 million deferred payment made in the first quarter of 2003 and an additional $12.0 million in deferred payments made in the third quarter of 2003, satisfying all future contingent payments under the acquisition agreement). The Company has completed its purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

     In connection with the purchase of APS, the Company acquired amortizable intangible assets composed of non-compete agreements and customer relationship assets totaling $1.3 million and $3.1 million, respectively. Amortization periods for the non-compete agreements and customer relationship assets are 10.0 years and 4.7 years, respectively, and 6.3 years on a weighted-average basis. At September 30, 2003, the Company has also recorded goodwill totaling approximately $78 million (all of which is tax deductible) in connection with the acquisition.

     Unaudited pro forma combined results of operations of the Company and NCS for the three and nine months ended September 30, 2002 are presented below. Such pro forma presentation has been prepared assuming that the NCS acquisition had been made as of January 1, 2002. Pro forma information is not presented for the three and nine months ended September 30, 2003 as the results of NCS are included in those of the Company from the closing date of January 15, 2003, and the difference from the beginning of the period is not significant. The unaudited pro forma presentation excludes the impact of SunScript, due to the lack of significance on the pro forma combined results.

     The unaudited pro forma combined financial information follows (in thousands, except per share data):

                                     Three Months Ended       Nine Months Ended
                                     September 30, 2002       September 30, 2002
                                     ------------------       ------------------
         Net sales                        $824,864                $2,435,963

         Net income                       $ 25,100                $   78,174
         Earnings per share:
                Basic                     $   0.27                $     0.83
                Diluted                   $   0.27                $     0.82


     Earnings per share is calculated independently for each separately reported period. Accordingly, the sum of the separately reported three months ended periods may not necessarily be equal to the per share amount for the corresponding nine months ended period, as independently calculated.

7.   Goodwill and Other Intangible Assets
     ------------------------------------

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by business segment, are as follows (in thousands):


                                         Pharmacy           CRO
                                         Services         Services      Total
                                         --------         --------      -----
Balance as of December 31, 2002         $1,149,939      $38,968      $1,188,907
Goodwill acquired in the nine
    months ended September 30, 2003        488,703           --         488,703
Other                                       27,598        1,061          28,659
                                        ----------      -------      ----------
Balance as of September 30, 2003        $1,666,240      $40,029      $1,706,269
                                        ==========      =======      ==========

     The "Other" caption above includes the settlement of acquisition matters relating to pre-2003 acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions), as well as the effect of adjustments due to foreign currency translations, which relate solely to CRO Services.

     During the third quarter of 2003, the Company completed its annual goodwill impairment assessment based on an evaluation of estimated undiscounted future cash flows and determined that goodwill was not impaired.

     The Company's other intangible assets have not changed significantly from the balances at December 31, 2002. The Company is using independent valuation firms to assist with the purchase price allocations for the NCS and SunScript acquisitions, including the identification of goodwill and other identifiable intangible assets. The Company is in the process of completing its allocations of the purchase price for NCS and SunScript and accordingly, the goodwill balance is preliminary and subject to change.

8.   Debt and Issuance of Common Stock
     ---------------------------------

     During the second quarter of 2003, the Company completed its offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par and 6,468,750 shares of common stock, $1 par value, at $29.16 per share for gross proceeds of $189 million and the offering, through Omnicare Capital Trust I, a statutory trust formed by the Company (the "Trust"), of $345 million aggregate principal amount of convertible trust preferred securities due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities"). In connection with the offering of the trust PIERS, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third party advisor, and at September 30, 2003 the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS. The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% convertible subordinated debentures due 2007 ("5% Convertible Debentures"), with remaining proceeds being used for general corporate purposes. A portion of the 5% Convertible Debentures (approximately $106.5 million) were redeemed in June 2003. In July 2003, the Company redeemed the remainder of the 5% Convertible Debentures (approximately $238.5 million) completing its early redemption of the entire $345 million aggregate principal amount of the outstanding 5% Convertible Debentures (which were convertible into 8,712,121 shares of common stock). The total redemption price, including the call premium, was approximately $353.9 million. The call premium, along with the write-off of unamortized debt issuance costs associated with the 5% Convertible Debentures, were recognized ratably in the quarter in which they were redeemed. Accordingly, an $8.6 million pre-tax charge ($5.3 million aftertax, or $0.05 per diluted share) was recognized in interest expense during the quarter ended September 30, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5% Convertible Debentures. A charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share) was recorded in interest expense during the second quarter of 2003, representing the proportionate share of the call premium and unamortized debt issuance costs.

     In connection with the offerings, the Company also completed a new, four-year $750.0 million credit facility ("Credit Facility"), consisting of a $250 million term loan commitment and a $500 million revolving credit commitment. The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term loan portion of the new Credit Facility to repay the balance of the Company's existing credit facility of $474 million, with remaining proceeds being used for general corporate purposes. The Company paid down $50.0 million and $40.0 million on the term loan during the second and third quarters, respectively. The $160.0 million outstanding at September 30, 2003 under the term loan is due in quarterly installments, in varying amounts, through 2007, with approximately $18.5 million due within one year. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or (ii) the higher of (a) the prime rate or
(b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At September 30, 2003, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

     During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually two London Banking Days prior to the first of each December and June, commencing December 1, 2003. The estimated LIBOR-based floating rate was 3.45% at September 30, 2003. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent liability and reduced the carrying value of the related 6.125% Senior Notes by $17.2 million as of September 30, 2003.

9. Guarantor Subsidiaries
   ----------------------

     The Company's $375.0 million senior subordinated notes due 2011 and the 6.125% Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2003 and December 31, 2002 for the balance sheet, the statement of income for each of the three and nine month periods ended September 30, 2003 and 2002, and the statement of cash flows for the nine months ended September 30, 2003 and 2002. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statement of cash flows, since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income


(in thousands)                                                          Three Months Ended September 30,
                                                   --------------------------------------------------------------------------
                                                                 Guarantor      Non-Guarantor                 Omnicare, Inc.
2003                                                Parent      Subsidiaries    Subsidiaries   Eliminations  and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
 Total net sales                                   $     --       $ 871,419       $ 30,235       $     --       $ 901,654
 Total direct costs                                      --         649,848         24,551             --         674,399
                                                   --------       ---------       --------       --------       ---------
 Gross profit                                            --         221,571          5,684             --         227,255
 Selling, general and administrative expenses         1,372         117,406          4,814             --         123,592
                                                   --------       ---------       --------       --------       ---------
 Operating income (loss)                             (1,372)        104,165            870             --         103,663
 Investment income                                      427             440             13             --             880
 Interest expense                                   (26,047)           (213)           (56)            --         (26,316)
                                                   --------       ---------       --------       --------       ---------
 Income (loss) before income taxes                  (26,992)        104,392            827             --          78,227
 Income tax (benefit) expense                       (10,257)         39,340            314             --          29,397
 Equity in net income of subsidiaries                65,565              --             --        (65,565)             --
                                                   --------       ---------       --------       --------       ---------
 Net income (loss)                                 $ 48,830       $  65,052       $    513       $(65,565)      $  48,830
-----------------------------------------------------------------------------------------------------------------------------

2002
-----------------------------------------------------------------------------------------------------------------------------
 Total net sales                                   $     --       $ 636,159       $ 28,559       $     --       $ 664,718
 Total direct costs                                      --         465,856         23,295             --         489,151
                                                   --------       ---------       --------       --------       ---------
 Gross profit                                            --         170,303          5,264             --         175,567
 Selling, general and administrative expenses         5,325          92,965          5,598             --         103,888
 Restructuring charges                                   --          11,096             --             --          11,096
                                                   --------       ---------       --------       --------       ---------
 Operating income (loss)                             (5,325)         66,242           (334)            --          60,583
 Investment income                                      497              70             84             --             651
 Interest expense                                   (14,332)             (7)            --             --         (14,339)
                                                   --------       ---------       --------       --------       ---------
 Income (loss) before income taxes                  (19,160)         66,305           (250)            --          46,895
 Income tax (benefit) expense                        (7,281)         25,205            (95)            --          17,829
 Equity in net income of subsidiaries                40,945              --             --        (40,945)             --
                                                   --------       ---------       --------       --------       ---------
 Net income (loss)                                 $ 29,066       $  41,100       $   (155)      $(40,945)      $  29,066
-----------------------------------------------------------------------------------------------------------------------------

   ----------------------------------

                   Summary Consolidating Statements of Income


(in thousands)                                                           Nine Months Ended September 30,
                                                  ---------------------------------------------------------------------------
                                                                  Guarantor     Non-Guarantor                 Omnicare, Inc.
2003                                                Parent       Subsidiaries   Subsidiaries   Eliminations  and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
 Total net sales                                  $      --      $ 2,455,620      $ 95,928      $      --      $ 2,551,548
 Total direct costs                                      --        1,817,631        77,724             --        1,895,355
                                                  ---------      -----------      --------      ---------      -----------
 Gross profit                                            --          637,989        18,204             --          656,193
 Selling, general and administrative expenses         4,740          358,397        17,473             --          380,610
                                                  ---------      -----------      --------      ---------      -----------
 Operating income (loss)                             (4,740)         279,592           731             --          275,583
 Investment income                                    1,773              796            65             --            2,634
 Interest expense                                   (63,039)          (1,393)         (215)            --          (64,647)
                                                  ---------      -----------      --------      ---------      -----------
 Income (loss) before income taxes                  (66,006)         278,995           581             --          213,570
 Income tax (benefit) expense                       (25,082)         105,677           221             --           80,816
 Equity in net income of subsidiaries               173,678               --            --       (173,678)              --
                                                  ---------      -----------      --------      ---------      -----------
 Net income (loss)                                $ 132,754      $   173,318      $    360      $(173,678)     $   132,754
-----------------------------------------------------------------------------------------------------------------------------

2002
-----------------------------------------------------------------------------------------------------------------------------
 Total net sales                                  $      --      $ 1,874,148      $ 83,039      $      --      $ 1,957,187
 Total direct costs                                      --        1,378,724        67,762             --        1,446,486
                                                  ---------      -----------      --------      ---------      -----------
 Gross profit                                            --          495,424        15,277             --          510,701
 Selling, general and administrative expenses        17,089          272,522        16,396             --          306,007
 Restructuring charges                                   --           22,397           798             --           23,195
                                                  ---------      -----------      --------      ---------      -----------
 Operating income (loss)                            (17,089)         200,505        (1,917)            --          181,499
 Investment income                                    1,537              389           190             --            2,116
 Interest expense                                   (42,573)            (235)         (182)            --          (42,990)
                                                  ---------      -----------      --------      ---------      -----------
 Income (loss) before income taxes                  (58,125)         200,659        (1,909)            --          140,625
 Income tax (benefit) expense                       (22,088)          76,293          (780)            --           53,425
 Equity in net income of subsidiaries               123,237               --            --       (123,237)              --
                                                  ---------      -----------      --------      ---------      -----------
 Net income (loss)                                $  87,200      $   124,366      $ (1,129)     $(123,237)     $    87,200
-----------------------------------------------------------------------------------------------------------------------------

   ----------------------------------

                     Condensed Consolidating Balance Sheets

(in thousands)

                                                                                                               Omnicare, Inc.
                                                                       Guarantor   Non-Guarantor                     and
As of September 30, 2003:                                  Parent     Subsidiaries Subsidiaries  Eliminations   Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                               $  232,500    $   30,196    $  5,554    $        --     $  268,250
 Restricted cash                                                 --         5,819          --             --          5,819
 Accounts receivable, net (including intercompany)               --       617,979      14,313        (12,136)       620,156
 Inventories                                                     --       291,459       4,830             --        296,289
 Other current  assets                                          853       150,611       1,857             --        153,321
                                                         ----------    ----------    --------    -----------     ----------
           Total current assets                             233,353     1,096,064      26,554        (12,136)     1,343,835
                                                         ----------    ----------    --------    -----------     ----------
 Properties and equipment, net                                   --       139,570      10,061             --        149,631
 Goodwill                                                        --     1,638,675      67,594             --      1,706,269
 Other noncurrent assets                                     35,710        89,763       5,186             --        130,659
 Investment in subsidiaries                               2,499,593            --          --     (2,499,593)            --
                                                         ----------    ----------    --------    -----------     ----------
           Total assets                                  $2,768,656    $2,964,072    $109,395    $(2,511,729)    $3,330,394
                                                         ==========    ==========    ========    ===========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)            $   70,561    $  389,914    $ 11,457    $   (12,136)    $  459,796
 Long-term debt                                             140,000         1,091         700             --        141,791
 8.125% senior subordinated notes, due 2011                 375,000            --          --             --        375,000
 6.125% senior subordinated notes, due 2013                 232,784            --          --             --        232,784
 4.0% contingent convertible notes, due 2033                345,000            --          --             --        345,000
 Other noncurrent liabilities                                    --       170,686          26             --        170,712
 Stockholders' equity                                     1,605,311     2,402,381      97,212     (2,499,593)     1,605,311
                                                         ----------    ----------    --------    -----------     ----------
           Total liabilities and stockholders' equity    $2,768,656    $2,964,072    $109,395    $(2,511,729)    $3,330,394
-----------------------------------------------------------------------------------------------------------------------------

As of December 31, 2002:
-----------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                               $   95,693    $   36,191    $  6,052    $        --     $  137,936
 Restricted cash                                                 --         3,147          --             --          3,147
 Accounts receivable, net (including intercompany)               --       524,290      13,610        (15,043)       522,857
 Inventories                                                     --       185,521       4,943             --        190,464
 Other current  assets                                        1,399       144,399       1,356             --        147,154
                                                         ----------    ----------    --------    -----------     ----------
           Total current assets                              97,092       893,548      25,961        (15,043)     1,001,558
                                                         ----------    ----------    --------    -----------     ----------
 Properties and equipment, net                                2,931       126,452      10,525             --        139,908
 Goodwill                                                        --     1,121,728      67,179             --      1,188,907
 Other noncurrent assets                                     31,234        65,029         949             --         97,212
 Investment in subsidiaries                               1,903,357            --          --     (1,903,357)            --
                                                         ----------    ----------    --------    -----------     ----------
           Total assets                                  $2,034,614    $2,206,757    $104,614    $(1,918,400)    $2,427,585
                                                         ==========    ==========    ========    ===========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities (including intercompany)            $   37,363    $  255,691    $ 18,639    $   (15,043)    $  296,650
 Long-term debt                                                  --           187          --             --            187
 5.0% convertible subordinated debentures, due 2007         345,000            --          --             --        345,000
 8.125% senior subordinated notes, due 2011                 375,000            --          --             --        375,000
 Other noncurrent liabilities                                 2,189       132,577         920             --        135,686
 Stockholders' equity                                     1,275,062     1,818,302      85,055     (1,903,357)     1,275,062
                                                         ----------    ----------    --------    -----------     ----------
           Total liabilities and stockholders' equity    $2,034,614    $2,206,757    $104,614    $(1,918,400)    $2,427,585
-----------------------------------------------------------------------------------------------------------------------------

   ----------------------------------

                Condensed Consolidating Statements of Cash Flows

(in thousands)                                                             Nine Months Ended September 30,
                                                                   ----------------------------------------------------------
                                                                                 Guarantor    Non-Guarantor  Omnicare, Inc.
2003:                                                                Parent     Subsidiaries   Subsidiaries  and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                    $      --      $  33,977      $   699       $  34,676
Other                                                                (24,731)       170,086        2,332         147,687
                                                                   ---------      ---------      -------       ---------
                    Net cash flows from operating activities         (24,731)       204,063        3,031         182,363
                                                                   ---------      ---------      -------       ---------

Cash flows from investing activities:
Acquisition of businesses, net of cash received                           --       (594,113)      (5,576)       (599,689)
Capital expenditures                                                      --        (11,134)        (107)        (11,241)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                               --         (2,672)          --          (2,672)
Other                                                                     --             43           15              58
                                                                   ---------      ---------      -------       ---------
                    Net cash flows from investing activities              --       (607,876)      (5,668)       (613,544)
                                                                   ---------      ---------      -------       ---------

Cash flows from financing activities:
Borrowings on line of credit facilities and term loans               749,000             --           --         749,000
Payments on line of credit facilities and term loans                (589,000)            --           --        (589,000)
Proceeds from long-term borrowings                                   595,000             --           --         595,000
Payments on long-term borrowings and obligations                    (354,242)            --           --        (354,242)
Fees paid for financing arrangements                                 (29,366)            --           --         (29,366)
Gross proceeds from stock offerings                                  188,629             --           --         188,629
Other                                                               (398,483)       397,818           62            (603)
                                                                   ---------      ---------      -------       ---------
                    Net cash flows from financing activities         161,538        397,818           62         559,418
                                                                   ---------      ---------      -------       ---------

Effect of exchange rate changes on cash                                   --             --        2,077           2,077
                                                                   ---------      ---------      -------       ---------

Net increase (decrease) in cash and cash equivalents                 136,807         (5,995)        (498)        130,314
Cash and cash equivalents at beginning of period - unrestricted       95,693         36,191        6,052         137,936
                                                                   ---------      ---------      -------       ---------
Cash and cash equivalents at end of period - unrestricted          $ 232,500      $  30,196      $ 5,554       $ 268,250
-----------------------------------------------------------------------------------------------------------------------------

2002:
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                    $      --      $  21,440      $   674       $  22,114
Other                                                                (25,868)       133,934          419         108,485
                                                                   ---------      ---------      -------       ---------
                    Net cash flows from operating activities         (25,868)       155,374        1,093         130,599
                                                                   ---------      ---------      -------       ---------

Cash flows from investing activities:
Acquisition of businesses                                                 --       (114,643)      (1,250)       (115,893)
Capital expenditures                                                      --        (16,523)        (239)        (16,762)
Transfer of cash to trusts for employee health and severance
    costs, net of payments out of the trust                               --         (3,400)          --          (3,400)
Other                                                                     --            146          117             263
                                                                   ---------      ---------      -------       ---------
                    Net cash flows from investing activities              --       (134,420)      (1,372)       (135,792)
                                                                   ---------      ---------      -------       ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                               90,000             --           --          90,000
Payments on line of credit facilities                                (80,000)            --           --         (80,000)
Other                                                                 13,558        (19,562)          --          (6,004)
                                                                   ---------      ---------      -------       ---------
                    Net cash flows from financing activities          23,558        (19,562)          --           3,996
                                                                   ---------      ---------      -------       ---------

Effect of exchange rate changes on cash                                   --             --        2,083           2,083
                                                                   ---------      ---------      -------       ---------

Net increase (decrease) in cash and cash equivalents                  (2,310)         1,392        1,804             886
Cash and cash equivalents at beginning of period - unrestricted      127,110         37,304        3,982         168,396
                                                                   ---------      ---------      -------       ---------
Cash and cash equivalents at end of period - unrestricted          $ 124,800      $  38,696      $ 5,786       $ 169,282
-----------------------------------------------------------------------------------------------------------------------------

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

Results of Operations
--------------------------------------------------------------------------------

         The following table presents consolidated net sales and results of operations for Omnicare, Inc. ("Omnicare" or the "Company"), for each of the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts).



                                      Three Months Ended                  Nine Months Ended
                                         September 30,                      September 30,
                                    ----------------------             ----------------------
                                    2003              2002             2003              2002
                                    ----              ----             ----              ----

Total net sales                     $901,654          $664,718         $2,551,548        $1,957,187
                                    ========          ========         ==========        ==========

Net income                          $ 48,830          $ 29,066         $  132,754        $   87,200
                                    ========          ========         ==========        ==========
Earnings per share:
      Basic                         $   0.48          $   0.31         $     1.36        $     0.93
                                    ========          ========         ==========        ==========
      Diluted                       $   0.47          $   0.31         $     1.34        $     0.92
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


                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                           ----------------------      ----------------------
(in thousands)                                               2003       2002            2003          2002
                                                             ----       ----            ----          ----

EBITDA calculation:
Net income                                                 $ 48,830      $ 29,066      $132,754      $ 87,200
Add:
Interest expense, net of investment income                   25,436        13,688        62,013        40,874
Income taxes                                                 29,397        17,829        80,816        53,425
Depreciation and amortization                                12,880        11,362        38,329        34,364
                                                           --------      --------      --------      --------
EBITDA                                                     $116,543      $ 71,945      $313,912      $215,863
                                                           ========      ========      ========      ========
EBITDA reconciliation to net cash flows
  from operating activities:
EBITDA                                                     $116,543      $ 71,945      $313,912      $215,863
(Subtract)/Add:
Interest expense, net of investment income                  (25,436)      (13,688)      (62,013)      (40,874)
Income taxes                                                (29,397)      (17,829)      (80,816)      (53,425)
Changes in assets and liabilities, net of effects from
      acquisition of businesses                             (16,481)      (12,462)      (48,907)      (34,481)
Provision for doubtful accounts                              11,496         7,938        34,676        22,114
Deferred tax provision                                        3,017         7,967        21,756        12,342
Write-off of debt issuance costs                              2,591            --         3,755            --
Non-cash portion of restructuring charges                        --         3,427            --         9,060
                                                           --------      --------      --------      --------
      Net cash flows from operating activities             $ 62,333      $ 47,298      $182,363      $130,599
                                                           ========      ========      ========      ========

Quarter Ended September 30, 2003 vs. 2002
--------------------------------------------------------------------------------

Consolidated

         Total net sales for the three months ended September 30, 2003 increased to $901.7 million from $664.7 million in the comparable prior year period. Diluted earnings per share for the three months ended September 30, 2003 were $0.47 versus $0.31 in the same prior year period. Net income for the 2003 third quarter was $48.8 million versus $29.1 million earned in the comparable 2002 period. EBITDA for the three months ended September 30, 2003 totaled $116.5 million in comparison with $71.9 million for the same period of 2002.

         Included in the 2003 third quarter interest expense was a charge of $8.6 million pretax ($5.3 million aftertax, or $0.05 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company's early redemption and retirement of the remaining outstanding portion of its 5% convertible subordinated debentures, further discussed below.

         Included in the 2002 third quarter was a charge of $11.1 million pretax ($6.9 million aftertax, or $0.07 per diluted share), relating to the Phase II productivity and consolidation program described under the "Restructuring Charges" caption below.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $865.9 million for the third quarter of 2003, exceeding the 2002 amount of $623.2 million by $242.7 million. At September 30, 2003, Omnicare served long-term care facilities comprising approximately 994,000 beds as compared with approximately 746,000 beds served at September 30, 2002. The increase in revenues and in beds served was primarily a result of the acquisitions of NCS HealthCare, Inc. ("NCS") and the SunScript pharmacy services businesses, as discussed below. Additionally, Pharmacy Services sales increased due to growth in new contracts, the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation, and the increased market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. Lower government reimbursement formulas in some states and the increasing number and usage of generic drugs partially offset the increase in pharmacy sales.

         Operating income of the Pharmacy Services segment was $111.6 million in the third quarter of 2003, a $39.4 million improvement as compared with the $72.2 million earned in the comparable period of 2002. The improved operating income was primarily the result of increased sales, as discussed above, a lower operating cost structure reflecting principally the impact of the productivity and consolidation initiative completed at the end of the third quarter of 2002 (the "Phase II Program"), the ongoing integration of NCS and the $2.9 million pretax impact of a restructuring charge in the third quarter of 2002, partially offset by the initial impact of the lower-margin SunScript business added during the third quarter of 2003, which impact is expected to diminish as the Company achieves economies of scale, drug purchasing improvements, and consolidates redundant pharmacy locations.

         On July 15, 2003, Omnicare completed the acquisition of the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $79 million. The Company funded the acquisition of SunScript from existing cash balances. An additional $15.0 million is payable post closing, subject to reduction. The Company is using an independent valuation firm to assist with the determination of the initial purchase price allocation, including the identification of goodwill and other identifiable intangible assets.

         At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services for skilled nursing and assisted living facilities comprised of approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that Sun Healthcare is divesting). SunScript served these facilities through its network of 31 long-term care pharmacies. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of SunScript have been included from the date of acquisition in the Company's financial statements.

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

         The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $500 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company initially financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility (the "Revolving Credit Facility"). The Company later refinanced the borrowings under its Revolving Credit Facility, as described further under the "Financial Condition, Liquidity and Capital Resources" caption below. The Company is using an independent valuation firm to assist with the purchase price allocation, including the identification of goodwill and other intangible assets. The Company also continues to evaluate the tax effects of the NCS acquisition.

         At the time of the acquisition, NCS provided professional pharmacy and related services to long-term care facilities, including skilled nursing centers and assisted living facilities in 33 states and managed hospital pharmacies in 10 states. NCS added approximately 182,000 beds served in the first quarter of 2003. Omnicare is achieving certain economies of scale and operational efficiencies from the acquisition, while broadening Omnicare's geographical reach. The net assets and operating results of NCS have been included from the date of acquisition in the Company's financial statements.

         In January 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and related entities (collectively, "APS"). At the time of the acquisition, APS provided professional pharmacy-related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs, which aggregated approximately $132 million (including an adjustment based on the closing balance sheet review, a $6.0 million deferred payment made in the first quarter of 2003 and an additional

$12.0 million in deferred payments made in the third quarter of 2003, satisfying all future contingent payments under the acquisition agreement).

         As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs. As disclosed in the Company's previous public filings, certain payment increases to skilled nursing facilities ("SNFs") provided under the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") acts expired on October 1, 2002 with no further action taken by Congress to date. The impact of these expirations on the Company's customers has not had a significant impact on Omnicare to date. Nonetheless, the loss of revenues associated with the expiration of these payments or future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company's SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

         Partially offsetting the October 1, 2002 expiration of certain payment increases under BBRA and BIPA as discussed above, the Centers for Medicare & Medicaid Services ("CMS") published, on August 4, 2003, a final rule announcing that it is adopting a 3.0% market basket increase in SNF prospective payment system ("PPS") rates for fiscal year 2004, which begins October 1, 2003. In addition, the rule increases fiscal year 2004 rates by an additional 3.26% to reflect cumulative forecast errors since the start of the SNF PPS on July 1, 1998. Together, CMS estimates that these adjustments will result in an estimated $850 million increase in Medicare payments to SNFs in fiscal year 2004. Moreover, the final rule does not adopt refinements to the current patient classification system for fiscal year 2004, which results in the continuation of the temporary add-on payment for certain high-acuity patients established by the BBRA. CMS estimates that these temporary payments will equal approximately $1 billion in fiscal year 2004.

         In June 2003, the U.S. House of Representatives and Senate adopted separate Medicare reform bills that would, if enacted, expand Medicare prescription drug coverage, modify payments to various Medicare providers, modify the current Part B drug reimbursement mechanism to further limit payments and institute administrative reforms to improve Medicare program operations. It is uncertain at this time whether Congress ultimately will enact Medicare reform legislation, what form any such legislation would take, or the impact such legislation would have on the Company.

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

CRO Services Segment

         Omnicare's Contract Research Organization ("CRO") Services segment recorded revenues of $35.7 million for the third quarter of 2003 compared with the $41.5 million recorded in the same prior year period. In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), the Company included $5.6 million and $7.4 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the three months ended September 30, 2003 and 2002, respectively. Under EITF No. 01-14, in cases where a company acts as a principal, reimbursements received for "out-of-pocket" expenses incurred are required to be characterized as revenue and the associated costs are required to be included as expenses in the Company's income statement. As a result of this accounting pronouncement, which affects only the CRO business, CRO revenues and direct costs may fluctuate significantly based on the timing of when reimbursable expenses are incurred. Revenues for the quarter ended September 30, 2003 were lower than the prior-year third quarter revenues primarily due to client-driven start-up delays in certain projects.

         Operating income in the CRO Services segment was $1.6 million in the third quarter of 2003 compared with an operating loss of $2.8 million in the same 2002 period. The improvement in operating income was attributable to the year-over-year impact of restructuring charges associated with the Phase II productivity and consolidation program, which totaled $8.2 million pretax in the 2002 third quarter, partially offset by the impact on operating income of the lower revenues discussed above. Backlog at September 30, 2003 was $207.9 million, representing an increase of $6.9 million from the September 30, 2002 backlog of $201.0 million, and $26.3 million from the December 31, 2002 backlog of $181.6 million due to an increase in new business.

Consolidated

         The Company's consolidated gross profit of $227.3 million increased $51.7 million during the third quarter of 2003 from the same prior-year period amount of $175.6 million. Gross profit as a percentage of total net sales of 25.2% in the three months ended September 30, 2003 was lower than the 26.4% experienced during the same period of 2002. Positively impacting overall gross profit were the Company's purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the ongoing integration of the NCS business and benefits realized from the Company's formulary compliance program, as well as the increased use of generic drugs, leveraging of fixed and variable overhead costs at the Company's pharmacies as a result of the reduced cost structure brought about by the Phase II Program completed in the third quarter of 2002, and the integration of the NCS business. These favorable factors were more than offset by the previously mentioned shift in mix toward newer, branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins, the effects of lower government reimbursement formulas in some states, lower gross profit margins in the CRO business, and the impact of the lower-margin SunScript business in the 2003 period, which impact is expected to diminish as the Company achieves economies of scale, drug purchasing improvements, and consolidates redundant pharmacy locations.

         Omnicare's selling, general and administrative ("operating") expenses for the quarter ended September 30, 2003 of $123.6 million were higher than the comparable year amount of $103.9 million by $19.7 million, due to the overall growth of the business, including the acquisitions of NCS and SunScript. Operating expenses as a percentage of total net sales totaled 13.7% in the third quarter 2003, representing a decrease from the 15.6% experienced in the comparable prior year period. This decrease is primarily due to the year-over-year favorable impact of the Phase II Program completed at the end of the third quarter of 2002 as well as realization of synergies from the APS acquisition, and the leveraging of fixed and variable overhead costs over a larger sales base in 2003 than that which existed in 2002.

         Investment income for the three months ended September 30, 2003 was $0.9 million, an increase of $0.2 million from the same period of 2002. Higher cash balances on hand as a result of the Company's second quarter 2003 refinancing and third quarter 2003 operating results was the primary driver of the year-over-year increase in investment income.

         Interest expense for the three months ended September 30, 2003 was $26.3 million compared with $14.3 million in the comparable prior-year period. The increase related to the previously mentioned financing of the NCS acquisition in January 2003, initially through borrowings on the Revolving Credit Facility of $499.0 million (partially offset by a $25.0 million repayment in the 2003 first quarter). The interest expense for the three month period ended September 30, 2003 also included a call premium and the write-off of unamortized debt issuance costs aggregating $8.6 million before taxes ($5.3 million aftertax, or $0.05 per diluted share). The call premium and the write-off of the unamortized debt issuance costs related to the completion of the Company's early redemption and retirement of its $345 million aggregate principal amount of 5%, convertible subordinated debentures in the third quarter of 2003, in connection with its refinancing transactions, as further described at the "Financial Condition, Liquidity and Capital Resources" caption below. Partially offsetting this increase was reduced interest expense associated with Omnicare's repayment of $40.0 million on the term loan during the third quarter of 2003.

         The effective income tax rate was 38% in the third quarter of 2003, consistent with the comparable prior year period. The effective tax rates in 2003 and 2002 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Nine Months Ended September 30, 2003 vs. 2002
--------------------------------------------------------------------------------

Consolidated

         Total net sales for the nine months ended September 30, 2003 rose to $2,551.5 million from $1,957.2 million in the comparable prior year period. Diluted earnings per share for the nine months ended September 30, 2003 were $1.34 versus $0.92 in the same prior year period. Net income for the nine months ended September 30, 2003 was $132.8 million versus $87.2 million earned in the comparable 2002 period. EBITDA totaled $313.9 million for the nine months ended September 30, 2003 as compared with $215.9 million for the same period of 2002.

         Included in interest expense during the year-to-date September 30, 2003 period was a charge of $12.7 million pretax ($7.9 million aftertax, or $0.08 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company's early redemption of its 5% convertible subordinated debentures discussed below.

         Included in the year-to-date September 30, 2002 period was a charge of $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share), relating to the Phase II productivity and consolidation program described under the "Restructuring Charges" caption below.

Pharmacy Services Segment

         Omnicare's Pharmacy Services segment recorded sales of $2,431.9 million for the nine months ended September 30, 2003, exceeding the comparable prior period amount for 2002 of $1,829.9 million by $602.0 million. The increase in revenues was primarily a result of the acquisition of NCS and to a lesser extent, the addition of the SunScript business during the third quarter of 2003. Additionally, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation, and the increased market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. Lower government reimbursement formulas in some states and the increasing number and usage of generic drugs partially offset the increase in pharmacy sales.

         Operating income of the Pharmacy Services segment was $292.8 million for the nine months ended September 30, 2003, an increase of $84.7 million from the $208.1 million earned in the comparable period of 2002. The improved operating income was primarily the result of increased sales, as discussed above, a lower operating cost structure reflecting principally the impact of the Phase II Program started in 2001 and completed in the third quarter of 2002, the completion of the integration of APS and the $6.8 million pretax impact of restructuring charges in the 2002 period, partially offset by the initial impact of the lower-margin NCS and SunScript business added in the first and third quarters of 2003, respectively, which impact is expected to diminish as the Company achieves economies of scale, drug purchasing improvements, and consolidates redundant pharmacy locations.

         As previously disclosed, certain payment increases provided under the BBRA and the BIPA acts expired on October 1, 2002 with no further action taken by Congress to date. The impact of these expirations on the Company's customers did not result in a significant impact to Omnicare in the first nine months of 2003.

CRO Services Segment

         Omnicare's CRO Services segment recorded revenues of $119.6 million during the nine months ended September 30, 2003 compared with the $127.3 million recorded in the same prior year period. In accordance with EITF No. 01-14, the Company included $19.5 million and $20.8 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the nine months ended September 30, 2003 and 2002, respectively. Revenues for the nine months ended September 30, 2003 were lower than the same prior-year period revenues largely due to client-driven delays in commencement and continuation of certain projects.

         Operating income in the CRO Services segment was $10.9 million for the nine months ended September 30, 2003 compared with an operating loss of $0.9 million in the same 2002 period. The improvement in operating income was attributable to the year-over-year realization of benefits from the Company's initiatives to integrate and streamline the organization and the year-over-year impact of restructuring charges associated with the Phase II productivity and consolidation program, which totaled $16.4 million pretax in the year-to-date 2002 period, partially offset by the impact on operating income of the lower revenues discussed above.

Consolidated

         The Company's consolidated gross profit of $656.2 million increased $145.5 million during the nine months ended September 30, 2003 from the same prior-year period amount of $510.7 million. Gross profit as a percentage of total net sales of 25.7% in the nine months ended September 30, 2003, was slightly lower than the 26.1% experienced during the same period of 2002. Positively impacting overall gross profit were the Company's purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the APS business and benefits realized from the Company's formulary compliance program, as well as the increased use of generic drugs, leveraging of fixed and variable overhead costs at the Company's pharmacies as a result of the reduced cost structure brought about by the Phase II Program, and the integration of the APS business. These favorable factors were offset primarily by the initial impact of the lower-margin NCS and SunScript business (which impact is expected to diminish as the Company achieves economies of scale, drug purchasing improvements, and consolidates redundant pharmacy locations) and, to a lesser extent, by the previously mentioned shift in mix toward newer, branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins, and the effects of lower government reimbursement formulas in some states.

         Omnicare's operating expenses for the nine months ended September 30, 2003 of $380.6 million were higher than the comparable year amount of $306.0 million by $74.6 million, due to the overall growth of the business, including the acquisitions of NCS and SunScript in the first and third quarters of 2003, respectively. Operating expenses as a percentage of total net sales totaled 14.9% in the nine months ended September 30, 2003, lower than the 15.6% experienced during the comparable prior year period. This decrease is primarily due to the year-over-year favorable impact of the Phase II Program completed at the end of the third quarter of 2002 as well as realization of synergies from the APS acquisition, and the leveraging of fixed and variable overhead costs over a larger sales base in 2003 than that which existed in 2002.

         Investment income for the nine months ended September 30, 2003 was $2.6 million, an increase of $0.5 million from the same period of 2002 due to the previously disclosed larger average invested cash balances in the 2003 period.

         Interest expense for the nine months ended September 30, 2003 was $64.6 million compared with $43.0 million in the comparable prior-year period. The increase related to the previously mentioned financing of the NCS acquisition in January 2003, initially through borrowings on the Revolving Credit Facility of $499.0 million (partially offset by a $25.0 million repayment in the 2003 first quarter). The increase also included the previously mentioned call premium and write-off of the unamortized debt issuance costs, aggregating $12.7 million before tax ($7.9 million aftertax, or $0.08 per diluted share). Partially offsetting this increase was reduced interest expense associated with Omnicare's repayment of $50.0 million and $40.0 million on the term loan during the second and third quarters of 2003, respectively.

         The effective income tax rate was 38% in the year-to-date 2003 period, consistent with the prior year period. The effective tax rates in 2003 and 2002 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Charges
--------------------------------------------------------------------------------

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

         In connection with the Phase II Program, the Company expensed a total of $18.3 million pretax ($11.4 million aftertax, or $0.12 per diluted share) for restructuring charges during the year ended December 31, 2001. Further, approximately $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share) was recorded during the year ended December 31, 2002, when the amounts were required to be recognized in accordance with U.S. GAAP. Of the total amount recorded during the year ended December 31, 2002, $11.1 million and $23.2 million pretax ($6.9 million and $14.4 million aftertax, or $0.07 and $0.15 per diluted share, respectively) were recorded in the three and nine months ended September 30, 2002, respectively. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

         Details of the year-to-date September 30, 2003 and December 31, 2002 activity relating to the Phase II Program follow (in thousands):


                                       Balance at      2002       Utilized    Balance at    Utilized     Balance at
                                      December 31,   Provision/    during    December 31,    during     September 30,
                                          2001        Accrual       2002        2002          2003          2003
                                      ------------   ----------    ------    ------------    ------     -------------

Restructuring charges:
   Employee severance                   $1,642        $ 2,177    $ (2,655)      $1,164      $(1,141)     $   23
   Employment agreement buy-outs           508             --        (214)         294         (263)         31
   Lease terminations                      606          5,862      (1,846)       4,622         (899)      3,723
   Other assets, fees
      and facility exit costs            3,027         15,156     (14,690)       3,493       (2,157)      1,336
                                        ------        -------     -------       ------      --------    -------
        Total restructuring charges     $5,783        $23,195    $(19,405)      $9,573      $(4,460)     $5,113
                                        ======        =======    ========       ======      =======     =======


         As of September 30, 2003, the Company had paid approximately $8.5 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at September 30, 2003 represent amounts not yet paid or settled relating to actions taken, and will be adjusted in future periods as these matters are finalized.

         In connection with the previously disclosed first phase of its productivity and consolidation initiative (the "Phase I Program"), the Company had liabilities of $0.6 million at December 31, 2002 of which $0.3 million was utilized in the nine months ended September 30, 2003. The remaining liabilities at September 30, 2003 of $0.3 million represent amounts not yet paid relating to actions taken (consisting of remaining lease payments), and will be adjusted as these matters are settled.

Financial Condition, Liquidity and Capital Resources
--------------------------------------------------------------------------------

         Cash and cash equivalents at September 30, 2003 were $274.1 million compared with $141.1 million at December 31, 2002 (including restricted cash amounts of $5.8 million and $3.1 million, respectively). The Company generated positive cash flows from operating activities of $182.4 million during the nine months ended September 30, 2003 compared with net cash flows from operating activities of $130.6 million during the nine months ended September 30, 2002. These operating cash flows, as well as new borrowings and common stock issuance proceeds (further discussed below), were used primarily for debt repayment, acquisition-related payments, capital expenditures and dividends in both periods. The increase in net cash flows from operating activities in the first nine months of 2003 was driven primarily by growth in earnings, as previously discussed in the "Results of Operations" section above.

         Net cash used in investing activities was $613.5 million and $135.8 million for the nine months ended September 30, 2003 and 2002, respectively. Acquisition of businesses required cash payments of $599.7 million in the first nine months of 2003, which were primarily funded by borrowings and existing cash balances. Also included in acquisition of businesses were amounts payable pursuant to acquisition agreements relating to pre-2003 acquisitions. Acquisition of businesses required $115.9 million of cash payments during the nine months ended September 30, 2002 (including amounts payable pursuant to acquisition agreements relating to pre-2002 acquisitions), which were funded primarily by borrowings under the Revolving Credit Facility and operating cash flows. The Company's capital requirements are primarily comprised of its acquisition program, and capital expenditures, largely relating to investments in the Company's information technology systems. There were no material commitments and contingencies outstanding at September 30, 2003, other than certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions, that may become payable (including up to an additional $15.0 million relating to SunScript, payable post closing, subject to reduction).

         Net cash provided by financing activities was $559.4 million and $4.0 million for the nine months ended September 30, 2003 and 2002, respectively. In connection with the aforementioned NCS and APS acquisitions, the Company borrowed $499.0 million and $90.0 million, respectively, under its Revolving Credit Facility in the first quarters of 2003 and 2002, respectively. The Company also completed its refinancing plan in June 2003, as discussed below, in which it raised $1,033.6 million. Partially offsetting these borrowings were payments on line of credit facilities and term loans of $589.0 million and $80.0 million during the nine months ended September 30, 2003 and 2002, respectively, as well as the early redemption and retirement during the nine months ended September 30, 2003 of $345.0 million of 5% convertible subordinated debentures due 2007 ("5% Convertible Debentures").

         On August 7, 2003, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2003, consistent with the prior year. Dividends paid of $6.6 million during the nine months ended September 30, 2003 were also consistent with those paid in the comparable prior year period.

         The Company's current ratio (defined as current assets divided by current liabilities) of 2.9 to 1.0 at September 30, 2003 is lower than the
3.4 to 1.0 in existence at December 31, 2002, largely as a result of the current portion of the term loan (approximately $18.5 million) as well as the use of cash for the Company's acquisition of businesses.

         The acquisition of the SunScript pharmacy services business, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $79.0 million at closing. An additional $15.0 million is payable post closing, subject to reduction. The Company funded the acquisition from existing cash balances.

         The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $500 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company initially financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million Revolving Credit Facility. As discussed below, the Company refinanced the initial borrowings over a longer term.

         During the second quarter of 2003, the Company completed its offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par and 6,468,750 shares of common stock, $1 par value, at $29.16 per share for gross proceeds of $189 million and the offering, through Omnicare Capital Trust I, a statutory trust formed by the Company (the "Trust"), of $345 million aggregate principal amount of convertible trust preferred securities due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities"). In connection with the offering of the trust PIERS, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third party advisor, and at September 30, 2003 the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS. The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% Convertible Debentures, with remaining proceeds being used for general corporate purposes. A portion of the 5% Convertible Debentures (approximately $106.5 million) were redeemed in June 2003. In July 2003, the Company redeemed the remainder of the 5% Convertible Debentures (approximately $238.5 million) completing its early redemption of the entire $345 million aggregate principal amount of the outstanding 5% Convertible Debentures (which were convertible into 8,712,121 shares of common stock). The total redemption price, including the call premium, was approximately $353.9 million. The call premium, along with the write-off of unamortized debt issuance costs associated with the 5% Convertible Debentures were recognized ratably in the quarter in which they were redeemed. Accordingly, an $8.6 million pre-tax charge ($5.3 million aftertax, or $0.05 per diluted share) was recognized in interest expense during the quarter ended September 30, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5% Convertible Debentures. A charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share) was recorded in interest expense during the second quarter of 2003, representing the proportionate share of the call premium and unamortized debt issuance costs.

         In connection with the offerings, the Company also completed a new, four-year $750.0 million credit facility ("Credit Facility") consisting of a $250 million term loan commitment and a $500 million revolving credit commitment. The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term loan portion of the new Credit Facility to repay the balance of the Company's existing credit facility of $474 million, with remaining proceeds being used for general corporate purposes. The Company paid down $50.0 million and $40.0 million on the term loan during the second and third quarters, respectively. The $160.0 million outstanding at September 30, 2003 under the term loan is due in quarterly installments, in varying amounts, through 2007, with approximately $18.5 million due within one year. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or (ii) the higher of (a) the prime rate or
(b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At September 30, 2003, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

         During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually two London Banking Days prior to the first of each December and June, commencing December 1, 2003. The estimated LIBOR-based floating rate was 3.45% at September 30, 2003. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent liability and reduced the carrying value of the related 6.125% Senior Notes by $17.2 million as of September 30, 2003.

         The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. The Company may, in the future, refinance its indebtedness, issue additional indebtedness, or issue additional equity as deemed appropriate. The Company believes that, if needed, these additional external sources of financing are readily available.

Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
--------------------------------------------------------------------------------

         At September 30, 2003, the Company had one unconsolidated entity, Omnicare Capital Trust I, which was established for the purpose of facilitating the trust PIERS offering. For financial reporting purposes, the Omnicare Capital Trust I is treated as an equity method investment of Omnicare. The contingent convertible notes issued by the Company to the Trust in connection with the trust PIERS are presented as a separate line item on Omnicare's consolidated balance sheet, and the related disclosures concerning the trust PIERS, the guarantee and the contingent convertible notes are included in Omnicare's notes to consolidated financial statements. Omnicare records interest payable to the Trust as interest expense in its consolidated statement of income.

         At September 30, 2003, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

         The following summarizes the Company's contractual obligations at September 30, 2003, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods (in thousands):


                                                               Less than                                  After
                                                Total            1 year      1-3 years      4-5 years    5 years
                                                -----            ------      ---------      ---------    -------

Long-term debt obligations                     $1,130,000       $18,462      $ 59,487      $ 82,051      $970,000
Capital lease obligations                             690           437            73            58           122
Operating lease obligations                       119,833        20,388        41,309        37,899        20,237
                                               ----------       -------     ---------      --------      --------
Total contractual cash obligations             $1,250,523       $39,287     $ 100,869      $120,008      $990,359
                                               ==========       =======     =========      ========      ========


Recently Issued Accounting Standards
--------------------------------------------------------------------------------

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement was effective for the Company beginning July 1, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information
--------------------------------------------------------------------------------

         In addition to historical information, this report contains forward-looking statements and performance trends that are subject to certain known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such forward-looking statements and trends include those relating to Omnicare's business outlook or position or future economic performance; the impact of the acquisitions of NCS and SunScript, including Omnicare's ability to enhance the lower margin NCS and SunScript businesses through economies of scale, operational efficiencies, drug purchasing improvements and pharmacy consolidations; potential tax and accounting effects from the NCS acquisition; the impact of new pharmacy services contracts; the impact of clinical and other service programs; the impact of drug price inflation; the impact of penetration of new drugs; the impact of lower government reimbursement formulas in some states; trends concerning the number and usage of generic drugs; the impact of the productivity and consolidation programs; the impact and timing of the integration of the NCS and SunScript acquisitions; the impact of the expiration of certain payments under BBRA and BIPA and the potential loss of revenues associated with the expiration of such payments; CMS estimates of increased Medicare payments to skilled nursing facilities for the 2004 federal fiscal year; expectations concerning the current patient classification system by CMS; the impact of healthcare funding issues generally; the impact of Medicare reform legislation under Congressional consideration; governmental budgetary and pricing pressures due to the economic downturn, and Omnicare's ability to adjust to such pricing pressures; the impact of streamlining and cost reduction measures at the CRO organization; trends concerning CRO backlog; purchasing leverage for pharmaceuticals; the formulary compliance program; the impact of contractual obligations on future periods; future valuations of the trust PIERS instruments; the adequacy and availability of Omnicare's sources of liquidity and capital; the availability of external sources of financing; and the impact of new accounting rules and standards. Such forward-looking statements involve actual known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of Omnicare, include, but are not limited to: overall economic, financial and business conditions; trends for the continued growth of the businesses of Omnicare; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to implement and expand clinical and other service programs; the impact of Omnicare's formulary compliance program; trends in drug pricing, including the impact of current drug price inflation; the ability to enhance market penetration of newer, branded drugs; trends in the use of generic drugs; trends in state reimbursement formulas; the impact of pending federal Medicare legislation; trends in CMS Medicare payments to skilled nursing facilities; pressures on federal and state Medicaid budgets and the impact of budget shortfalls which may result in delays and reductions in Medicaid reimbursements; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the overall financial condition of Omnicare's customers; Omnicare's ability to assess and react to the financial condition of customers; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability to effectively integrate NCS, SunScript and other acquired companies, including the ability to realize anticipated economies of scale, cost synergies, pharmacy consolidation savings and profitability; the continued availability of suitable acquisition candidates; fluctuations in gross profit margins due to acquisitions and a shift toward newer branded drugs with lower profit margins; the timing and impact of advance purchases of pharmaceuticals; the impact of tax and accounting rules in connection with acquisitions; pricing and other competitive factors in the industry; the impact of seasonal illness trends on the business of Omnicare; the ability of vendors and business partners to provide products and services to Omnicare; the outcome of litigation; the failure of Omnicare or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; trends concerning delays in project commencement or continuation by CRO clients, as well as those concerning backlog and new CRO business; Omnicare's ability to take effective cost-reduction measures in response to CRO client delays; volatility in the CRO business; the ability of CRO projects to produce revenues in future periods; market conditions which may affect the valuation of the trust PIERS instruments; the ability to attract and retain needed management; potential liability for losses not covered by, or in excess of, insurance; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the impact of consolidation in the pharmaceutical and long-term care industries; competition in the pharmaceutical, long-term care and contract research industries; changes in tax laws and regulations; volatility in the market for Omnicare's stock and in the financial markets generally; access to capital and financing; changes in international, economic and political conditions; interest rate and foreign currency fluctuations; the demand for Omnicare's products and services; variations in costs or expenses; and changes in accounting rules and standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at September 30, 2003 include $160.0 million outstanding under the term loan portion of its June 2003 four-year, variable-rate Credit Facility at an interest rate of LIBOR plus 1.375%, or 2.5% at September 30, 2003 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $1.6 million per year); $375.0 million outstanding under its 8.125% fixed-rate senior subordinated notes (the "8.125% Senior Notes"), due 2011; $250.0 million outstanding under its 6.125% fixed-rate senior subordinated notes (the "6.125% Senior Notes"), due 2013; and $345.0 million outstanding under its 4.0% fixed-rate convertible debentures (the "4.0% Convertible Debentures"), due 2033. During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually two London Banking Days prior to the first of each December and June, commencing December 1, 2003. The estimated LIBOR-based floating rate was 3.45% at September 30, 2003 (a one-hundred basis point change in the interest rate would impact pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent liability and reduced the carrying value of the related 6.125% Senior Notes by $17.2 million as of September 30, 2003. At September 30, 2003, the fair value of Omnicare's Credit Facility approximates its carrying value, and the fair value of the 8.125% Senior Notes, 6.125% Senior Notes and 4.0% Convertible Debentures is approximately $405.9 million, $245.0 million and $388.1 million, respectively.

         Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third party advisor, and at September 30, 2003 the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future results of operations.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Index of Exhibits.


(b) Reports on Form 8-K

    On July 31, 2003, the Company reported that it had issued a press release announcing its financial results for the second quarter of 2003.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Omnicare, Inc.
                                       Registrant


Date:    November 14, 2003             By:  /s/ David W. Froesel, Jr.
      --------------------                  ------------------------------
                                       David W. Froesel, Jr.
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                INDEX OF EXHIBITS



                                                                        Document Incorporated by Reference
Number and Description of Exhibit                                       from a Previous Filing, Filed Herewith
(Numbers Coincide with Item 601 of Regulation S-K)                      or Furnished Herewith, as Indicated
                                                                        Below
--------------------------------------------------                      ---------------------------------------
(3.3)    Second Amended and Restated By-laws                            Filed Herewith
         of Omnicare, Inc.

(11)     Computation of Earnings Per Common Share                       Filed Herewith

(12)     Computation of Ratio of Earnings to Fixed                      Filed Herewith
         Charges

(31.1)   Rule 13a-14(a) Certification of Chief Executive                Filed Herewith
         Officer of Omnicare, Inc. in accordance with
         Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)   Rule 13a-14(a) Certification of Chief Financial                Filed Herewith
         Officer of Omnicare, Inc. in accordance with
         Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)   Section 1350 Certification of Chief Executive Officer          Furnished Herewith
         of Omnicare, Inc. in accordance with Section 906 of
         the Sarbanes-Oxley Act of 2002*

(32.2)   Section 1350 Certification of Chief Financial Officer          Furnished Herewith
         of Omnicare, Inc. in accordance with Section 906 of the
         Sarbanes-Oxley Act of 2002*



* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.