Form 10-K
period 2003-12-31
OMNICARE INC
filed 2004-03-15
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                           Commission File No. 1-8269

                                 OMNICARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               31-1001351
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                                 OMNICARE, INC.
                               1600 RIVERCENTER II
                         100 EAST RIVERCENTER BOULEVARD
                            COVINGTON, KENTUCKY 41011
                    (Address of Principal Executive Offices)

                                  859-392-3300
              (Registrant's Telephone Number, Including Area Code)
           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class           Name of Each Exchange on which Registered
        -------------------           -----------------------------------------
Common Stock ($1.00 Par Value)               New York Stock Exchange
Preferred Share Purchase Rights
(No Par Value)                               New York Stock Exchange
4.0% Trust Preferred Income Equity
Redeemable Securities issued
by Omnicare Capital Trust I and
guaranteed by Omnicare, Inc.                 New York Stock Exchange

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

Aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant's most recently completed second fiscal quarter (i.e., June 30, 2003) ($33.79 per share): $3,323,383,485.

As of January 31, 2004, the registrant had 103,298,049 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.'s ("Omnicare", the "Company" or the "Registrant") definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be held May 18, 2004, are incorporated by reference into Part III of this report. Definitive copies of its 2004 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                 OMNICARE, INC.

                          2003 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                    PART I                                  PAGE
                                                                            ----
Item 1.    Business......................................................      3
Item 2.    Properties....................................................     21
Item 3.    Legal Proceedings.............................................     26
Item 4.    Submission of Matters to a Vote of Security Holders...........     26
           Executive Officers of the Company.............................     27

                                     PART II

Item 5.    Market for the Company's Common Equity and
              Related Stockholder Matters ...............................     28
Item 6.    Selected Financial Data ......................................     29
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     32
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....     58
Item 8.    Financial Statements and Supplementary Data...................     59
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................    103
Item 9A.   Controls and Procedures.......................................    103

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............    103
Item 11.   Executive Compensation........................................    104
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management.................................................    104
Item 13.   Certain Relationships and Related Transactions................    104
Item 14.   Principal Accountant Fees and Services........................    104

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................    105

As used in this document, unless otherwise specified or the context otherwise requires, the terms "Omnicare," "Company," "its," "we," "our" and "us" refer to Omnicare, Inc. and its consolidated subsidiaries.

                                     PART I

ITEM 1 - BUSINESS

Background

Omnicare, Inc. is a leading provider of pharmaceuticals and related pharmacy services to long-term care institutions such as skilled nursing facilities ("SNFs"), assisted living facilities ("ALFs") and retirement centers, as well as hospitals and other institutional healthcare facilities. We also provide comprehensive clinical research for the pharmaceutical and biotechnology industries.

We operate in two business segments. The largest segment, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities throughout the United States. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in these facilities. We also provide consultant pharmacist services, including evaluating residents' drug therapy, monitoring the drug distribution system within the nursing facility, assisting in compliance with state and federal regulations and providing proprietary clinical and health management programs. In addition, our Pharmacy Services segment provides ancillary services, such as infusion therapy, specialty pharmacy, respiratory and dialysis services, distributes medical supplies and offers clinical and financial software information systems to long-term care facilities. Since 1989, we have been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. Additional information regarding acquisitions is presented at Note 2 (Acquisitions) of the Notes to our 2003 Consolidated Financial Statements, included at Item 8 of this Filing. We provided pharmacy services to long-term care facilities comprising approximately 1,003,000 beds in 47 states and the District of Columbia at December 31, 2003. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs. In addition, we provide operational software and support systems to long-term care pharmacy providers across the United States. The Pharmacy Services segment has no operating locations outside of the United States of America ("United States").

Our other business segment is contract research organization services ("CRO Services"). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. Our CRO Services segment provides support for the design of regulatory strategy and clinical development of pharmaceuticals by offering comprehensive and fully integrated clinical, quality assurance, data management, medical writing and regulatory support for our client's drug development programs. As of December 31, 2003, our CRO Services segment operated in 29 countries around the world.

Financial information regarding our business segments is presented at Note 16 (Segment Information) of the Notes to our 2003 Consolidated Financial Statements, included at Item 8 of this Filing.

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

Upon receipt of a prescription, the relevant resident information is entered into our computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions, duplicative therapy or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed and generic drugs are substituted in accordance with applicable state and federal laws as requested by the physician or resident. Subject to physician approval and oversight, and in accordance with our pharmaceutical care guidelines, we also provide for patient-specific therapeutic interchange of more efficacious and/or safer drugs for those presently being prescribed. See "The Omnicare Geriatric Pharmaceutical Care Guidelines'r'" below for further discussion.

We provide a unit-of-use drug distribution system. This means that we repackage drugs for dispensing in single doses in tamper-resistant, drug-specific packaging labeled for individual residents. This differs from prescriptions filled by retail pharmacies, which typically are dispensed in vials or other bulk packaging requiring measurement of each dose by or for the patient. We believe the unit-of-use system improves control over drugs in the nursing facility, reduces medication errors and improves resident compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

Integral to our drug distribution system is our computerized medical records and documentation system. We provide to the facility computerized medication administration records, physician's order sheets and treatment records for each resident. Data extracted from these computerized records is also formulated into monthly management reports on resident care and quality assurance. We believe the computerized documentation system, in combination with the unit-of-use drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. We believe these benefits improve drug efficacy and result in fewer drug-related hospitalizations, thereby lowering overall healthcare costs.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The

Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as overall drug usage. We provide consultant pharmacist services which help clients comply with the federal and state regulations applicable to nursing homes. The services offered by our consultant pharmacists include:

     o monthly drug regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the resident's current medication usage, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies, dosing adjustments or discontinuing unnecessary drugs;

     o participation on the pharmacy and therapeutics, quality assurance and other committees of client facilities as well as periodic involvement in staff meetings;

     o    monitoring and monthly reporting on overall drug usage;

     o development and maintenance of pharmaceutical policy and procedures manuals; and

     o assistance to the nursing facility in complying with state and federal regulations as they pertain to drug use.

We have also developed a proprietary software system for the use of our consultant pharmacists. The system, called OSC2OR'r' (Omnicare System of Clinical and Cost Outcomes Retrieval), enables our pharmacists not only to perform their functions efficiently, but also provides the platform for consistent data retrieval for health and outcomes management.

Additionally, we offer a specialized line of consulting services which help long-term care facilities to enhance care and reduce and contain costs as well as to comply with state and federal regulations. Under this service line, we offer:

     o data required for OBRA and other regulatory purposes, including reports on usage of chemical restraints known as psychotropic drugs, antibiotic usage (infection control) and other drug usage;

     o plan of care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs;

     o counseling related to appropriate drug usage and implementation of drug protocols;

     o on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; and

     o nurse consultant services and consulting for dietary and medical records.

The Omnicare Geriatric Pharmaceutical Care Guidelines'r'

In June 1994, to enhance the pharmaceutical care management services that we offer, we introduced to our client facilities and their attending physicians the Omnicare Geriatric Pharmaceutical Care Guidelines'r' ("Omnicare Guidelines'r'"). We believe the Omnicare Guidelines'r' is the first drug formulary ranking drugs by disease state according to their clinical effectiveness independent of their cost, specifically designed for the elderly residing in long-term care institutions and the community. The Omnicare Guidelines'r' ranks drugs used for specific diseases as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in facilities and for those living independently. The clinical evaluations and rankings are developed exclusively for us by the University of the Sciences in Philadelphia (formerly the Philadelphia College of Pharmacy), an academic institution recognized for its expertise in geriatric long-term care. In addition, the Omnicare Guidelines'r' provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

As the Omnicare Guidelines'r' focuses on health benefits, rather than solely on cost, we believe that use of the Omnicare Guidelines'r' assists physicians in making the best clinical choices of drug therapy for the patient at the lowest cost to the payor of the pharmacy bill. Accordingly, we believe that the development of and compliance with the Omnicare Guidelines'r' is important in lowering costs for SNFs operating under the federal government's Prospective Payment System ("PPS") as well as state Medicaid programs, managed care and other payors, including residents or their families.

The Omnicare Guidelines'r' is extensively reviewed and updated at least annually by the University of Sciences in Philadelphia, taking into account, among other factors, the latest advances as documented in the medical literature.

Health and Outcomes Management

We have expanded upon the data in the Omnicare Guidelines'r' to develop health and outcomes management programs targeted at major categories of disease commonly found in the elderly, such as congestive heart failure, stroke prevention, Alzheimer's disease, fracture prevention and pain management. These programs seek to identify patients who may be candidates for more clinically efficacious drug therapy and to work with physicians to optimize pharmaceutical care for these geriatric patients. We believe these programs can enhance the quality of care of elderly patients while reducing costs to the healthcare system which arise from the adverse outcomes of sub-optimal or inappropriate drug therapy.

Outcomes-Based Algorithm Technology

Combining data provided by our proprietary systems, the Omnicare Guidelines'r' and health management programs, our pharmacists seek to determine the best clinical and most cost-effective drug therapies and make recommendations for the most appropriate pharmaceutical treatment.

Since late 1997, we have augmented their efforts with the development of proprietary, computerized, data-base driven technology that electronically screens and identifies patients at risk for particular diseases and assists in determining treatment protocols. This system combines pharmaceutical, clinical and care planning data, and screens the data utilizing algorithms derived from medical best practice standards, allowing our pharmacists to make recommendations to improve the effectiveness of drug therapy in seniors, including identifying potentially underdiagnosed and undertreated conditions.

Pharmaceutical Case Management

Combining our clinical resources, including the Omnicare Guidelines'r', health and outcomes management programs and our comprehensive database of medical and pharmacy data, we have begun to provide pharmaceutical case management services to community dwelling retirees, employees and dependents who receive drug benefits under employer-sponsored healthcare programs. Because seniors living independently are often under the care of multiple practitioners with no coordination of prescribing, this population is highly susceptible to drug-related problems. Omnicare Senior Health Outcomes'r' addresses this need through programs designed to reduce unnecessary and inappropriate drug use, to add necessary drug therapy according to current practice standards for certain at-risk groups and to make therapeutic interventions in accordance with the Omnicare Guidelines'r' and health management programs. These services are provided on behalf of large corporate employers sponsoring healthcare benefits, including prescription drug benefits, that seek to protect the safety and quality of healthcare for their retirees, employees and dependents while containing or reducing their costs.

Ancillary Services

We provide the following ancillary products and services:

Infusion Therapy Products and Services. With cost containment pressures in healthcare, SNFs and nursing facilities ("NFs") are increasingly called upon to treat patients requiring a high degree of medical care and who would otherwise be treated in the more costly hospital environment. We provide intravenous, or infusion, therapy products and services for these client facilities and, to a lesser extent, hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product.

We prepare the product to be administered using proper equipment in an aseptic environment and then deliver the product to the nursing home for administration by the nursing staff. Proper administration of intravenous ("IV") drug therapy requires a highly trained nursing staff. Upon request, our consultant pharmacists and nurse consultants provide an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV therapy program.

By providing an infusion therapy program, we enable our client SNFs and NFs to admit and retain patients who otherwise would need to be cared for in a hospital or another type of acute-care facility. The most common infusion therapies we provide are total parenteral nutrition, which provides nutrients intravenously to patients with chronic digestive or gastro-intestinal problems, antibiotic therapy, chemotherapy, pain management and hydration.

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

Other Services. We provide clinical care plan and financial information systems to long-term care facilities to assist them in preparing and monitoring plans of care for their residents as well as in predicting and tracking revenues and costs. We also offer operational software for long-term care pharmacies. We offer respiratory therapy products, durable medical equipment and specialty pharmacy services along with pharmacy benefit management and mail order pharmacy services. We provide comprehensive dialysis services on site in certain client long-term care facilities for residents with kidney failure or end-stage renal disease. Such services eliminate the need for transport of residents to off-site clinics for treatment, reducing trauma for the resident and costs for our client facilities. We continue to review the expansion of these as well as other products and services that may further enhance the Company's ability or that of its clients to provide quality healthcare services for their patients in a cost-effective manner.

Contract Research Organization

Our CRO segment provides comprehensive product development services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering comprehensive and fully integrated project management, clinical monitoring, quality assurance, data management, statistical analysis, medical writing and regulatory support for our clients' drug development programs. As of December 31, 2003, including the conduct of business in the United States, the CRO Services segment operated in 29 countries.

We believe that our involvement in the CRO business is a logical adjunct to our core institutional pharmacy business and will serve to leverage our assets and strengths, including our access to a large geriatric population and our ability to appropriately collect data for health and outcomes management. We believe such assets and strengths can be of value in developing new drugs targeted at diseases of the elderly and in meeting the Food and Drug Administration's geriatric dosing and labeling requirements for all prescription drugs provided to the elderly, as well as in documenting health outcomes to payors and plan sponsors in a managed care environment.

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

Materials/Supply

We purchase pharmaceuticals through a wholesale distributor with whom we have a prime vendor contract, at prices based primarily upon contracts negotiated by us directly with pharmaceutical manufacturers. We also are a member of industry buying groups which contract with manufacturers for discounted prices. We have numerous sources of supply available to us and have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.

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

Competition

By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. We are the nation's largest provider of pharmaceuticals and related pharmacy services to long-term care institutions such as SNFs, NFs, ALFs, retirement centers and other institutional healthcare facilities. In the geographic regions we serve, we compete with local, regional and other national institutional pharmacies, pharmacies owned by long-term care facilities and numerous retail pharmacies. We compete in these markets on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of our services, along with the clinical expertise, pharmaceutical technology and professional support we offer.

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

Backlog

Backlog is not a relevant factor in our Pharmacy Services segment since this segment's products and services are sold promptly on an as ordered basis. Our CRO Services segment reports backlog based on anticipated net revenue for services or projects, yet to be provided, that have been authorized by the customer through signed contracts, letter agreements and certain verbal commitments. Once work begins on a project, net revenue is recognized as the work is completed. Using this method of reporting backlog, at December 31, 2003, backlog was approximately $182.8 million, as compared with approximately $181.6 million at December 31, 2002. Backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be delayed or terminated by the customer, or delayed by regulatory authorities. Moreover, the scope of work can be increased or decreased during the course of a project.

Customers

At December 31, 2003, our Pharmacy Services segment served long-term care facilities comprising approximately 1,003,000 beds in 47 states and the District of Columbia.

Our CRO Services segment operates in 29 countries and serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies, as well as smaller companies in the pharmaceutical and biotechnology industries.

No single customer comprised more than 10% of consolidated revenues in 2003 or 2002.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At December 31, 2003, we had pharmacy licenses, or pending applications, for each pharmacy we operate. In addition, at December 31, 2003, we delivered prescription products from our licensed pharmacies to four states, and the District of Columbia, in which we do not operate a pharmacy. These states regulate out-of-state pharmacies, however, as a condition to the delivery of prescription products to patients in these states. Our pharmacies hold the requisite licenses applicable in these states. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Client long-term care facilities are also separately required to be licensed in the states in which they operate and, if serving Medicaid or Medicare patients, must be certified to be in compliance with applicable program participation requirements. Client facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987 ("OBRA of 1987"), as amended, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other healthcare professionals who provide services on our behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain repackaging, labeling and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail outlets. A drug repackager must register with the Food and Drug Administration ("FDA") as a manufacturing establishment, and is subject to FDA inspection for compliance with relevant good manufacturing practices ("GMP"). We hold all required registrations and licenses, and we believe our repackaging operations are in compliance with applicable federal and state GMP requirements. In addition, we believe we comply with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

State Laws Affecting Access to Services. Some states have enacted "freedom of choice" or "any willing provider" requirements as part of their state Medicaid programs or in separate legislation. These laws and regulations may prohibit a third-party payor from restricting the pharmacies from which their participants may purchase pharmaceuticals. Similarly, these laws may preclude a nursing facility from requiring their patients to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Limitations such as these may increase the competition which we face in providing services to nursing facility residents.

Medicare and Medicaid. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

As is the case for nursing home services generally, we receive reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), long-term care facilities and from other payors such as third-party insurers. We believe that our reimbursement mix is in line with nursing home expenditures nationally. The table below represents our approximated payor mix for the last three years:

                                                             2003   2002   2001
                                                             ----   ----   ----
State Medicaid programs                                        47%    46%    44%
Private pay and long-term care facilities(a)                   45%    44%    44%
Federal Medicare programs(b)                                    2%     2%     3%
Other private sources(c)                                        6%     8%     9%
                                                              ---    ---    ---
   Totals                                                     100%   100%   100%
                                                              ===    ===    ===

(a) Includes payments from skilled nursing facilities on behalf of their federal Medicare program-eligible residents.

(b)  Includes direct billing for medical supplies.

(c)  Includes our CRO revenues.

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

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind, or disabled individuals, or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of the Department of Health and Human Services ("HHS") for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. We have provider agreements to participate in state Medicaid programs.

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for SNFs and NFs relating to drug regimen reviews for Medicaid patients in such facilities. Regulations clarify that, under federal law, a pharmacy is not required to meet the general requirements for drugs dispensed to nursing facility residents if the nursing facility complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the nursing facility satisfies the drug regimen review requirement, and the states in which we operate currently do require our pharmacies to comply with these general standards. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients.
                                       12

Among other things, regulations establish "upper limits" on payment levels. In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect our operations.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over, or who are disabled. The Medicare program currently consists of three parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home healthcare and certain other types of healthcare services; Medicare Part B, which covers physicians' services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; and Medicare Part C, established by The Balanced Budget Act of 1997 ("BBA"), which generally allows beneficiaries to enroll in additional types of managed care programs beyond the traditional Medicare fee for service program. Part C has generally been referred to as "Medicare+Choice" and is now known as "Medicare Advantage." Many Medicare beneficiaries are being served through such Medicare+Choice/Medicare Advantage organizations. In addition to the limited Medicare coverage for specified products described above, some of these payor organizations providing healthcare benefits to Medicare beneficiaries offer expanded drug coverage. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") established a new Medicare Part D, which will provide a new prescription drug benefit starting January 1, 2006.

The Medicare program establishes requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. SNFs and suppliers of medical equipment and supplies, however, including our supplier operations, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

Medicare and Medicaid providers and suppliers are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these government-sponsored programs. These audits and inquiries, as well as our own internal compliance program, from time to time have identified overpayment and other billing errors resulting in repayment or self-reporting. We believe that our billing practices materially comply with applicable state and federal requirements. However, the requirements may be interpreted in the future in a manner inconsistent with our interpretation and application.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding reductions, all of which may adversely affect our business. Payments for pharmaceutical supplies and services under the Medicare and Medicaid programs may not continue to be based on current methodologies or remain comparable to present levels. In this regard, we may be subject to rate reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment reductions and delays in payment to us.

In addition, the failure, even if inadvertent, of our and/or our client institutions to comply with applicable reimbursement regulations could adversely affect our business. Additionally, changes in reimbursement programs or in regulations related thereto, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect our business.

Referral Restrictions. We have to comply with federal and state laws which govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal healthcare programs. We are also subject to the federal physician self-referral statute, which prohibits physicians from referring Medicare and Medicaid patients for certain "designated health services," including outpatient prescription drugs, durable medical equipment, and enteral supplies and equipment to an entity if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation with the entity. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal healthcare programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from the federal programs and/or other state-funded programs.

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

We believe our contract arrangements with other healthcare providers, our pharmaceutical suppliers and our pharmacy practices are in compliance with applicable federal and state laws. These laws may, however, be interpreted in the future in a manner inconsistent with our interpretation and application.

Healthcare Reform and Federal Budget Legislation. In recent years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers, either nationally or at the state level. The BBA, signed into law on August 5, 1997, sought to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandated establishment of a PPS for SNFs under which facilities are paid a federal per diem rate for virtually all covered SNF services, including ancillary services such as pharmacy. Payment is determined by one of 44 resource utilization group ("RUG") categories. PPS was implemented for cost reporting periods beginning on or after July 1, 1998. The BBA also imposed numerous other cost savings measures affecting Medicare SNF services.

The Medicare, Medicaid, SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") sought to mitigate the impact of the reimbursement cuts resulting from the BBA. While certain of the payment increases mandated by these two laws expired October 1, 2002, SNFs continue to benefit from a BBRA provision (subsequently modified by BIPA) that temporarily increases the PPS per diem rates for certain high-acuity patients, including medically-complex patients with generally higher pharmacy costs, pending revisions to the PPS. The increases will continue until the Centers for Medicare & Medicaid Services ("CMS"), formerly the Health Care Financing Administration, implements a refined RUG system that better accounts for medically-complex patients. The Secretary of HHS did not implement such refinements in fiscal year 2003 or fiscal year 2004, and the Bush Administration has indicated that the refinements will not be implemented in fiscal year 2005. The revised rates may be more or less than the temporary statutory increases. The BBRA also provided for a 4% increase in payments otherwise determined under the BBA for all patient acuity categories for fiscal years 2001 and 2002. In addition, BIPA increased payment for the nursing component of each RUG category by 16.66% for services furnished between April 1, 2001 and October 1, 2002, and increased payment rates by 3.16% for all patients for fiscal year 2001. We believe these provisions of the BBRA and BIPA improved the financial condition of SNFs and provided incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill.

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

As noted, certain payment increases in Medicare reimbursement for SNFs provided under the BBRA and BIPA expired on October 1, 2002 with no further action taken by Congress to date. The impact of these expirations on the Company's customers did not result in a significant impact on Omnicare in 2002 or 2003. Moreover, CMS published a final rule on August 4, 2003 adopting a 3.0% market basket index in SNF PPS rates for fiscal year 2004, which began October 1, 2003. In addition, the rule increased fiscal year 2004 rates by an additional 3.26% to reflect cumulative forecast errors since the start of the SNF PPS on July 1, 1998. Together, CMS estimates that these adjustments will result in an estimated $850 million increase in Medicare payments to SNFs in fiscal year 2004.

The MMA includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D, which goes into effect on January 1, 2006. Part D benefits will be offered through stand-alone prescription drug plans or through Medicare managed care plans (now called Medicare Advantage plans). Under the MMA, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs (subject to various co-payments, deductibles and coverage limitations). Additionally,

Medicare beneficiaries who are also entitled to full benefits under a state Medicaid program (so-called "dual eligibles") will receive drug coverage under the new federal benefit rather than the state Medicaid program, including nursing home residents served by the Company whose drug costs are currently covered by Medicaid. Further, federal subsidies will be provided to companies offering prescription drug coverage to retirees if such coverage meets certain requirements. Implementation of the new Medicare benefit under the MMA will require implementing regulations by CMS, including rules and standards with respect to private entities' applications to offer such benefit as well as access for enrollees residing in long-term care facilities. The legislation's impact on the Company will also depend on Medicare beneficiaries' response to the Part D drug benefit plans offered. In addition, the MMA requires the Secretary of the Department of HHS to conduct a study on current standards of practice for pharmacy services provided to patients in long-term care settings. This study is to assess the standards of practice, evaluate the impact of those standards with respect to patient safety, reduction of medication errors and quality of care. The Secretary is to report to Congress on the findings of the study, including a description of the Secretary's plans to implement the MMA in a manner consistent with applicable federal and state laws designed to protect the safety and quality of care of nursing facility patients, and recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to Medicare beneficiaries in nursing facilities consistent with existing patient safety and quality of care standards. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA's legislative reforms ultimately will have on the Company.

Until the Part D benefit goes into effect, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs beginning in June 2004 through a new prescription drug discount card program. The discount program, which will provide enrollees with access to negotiated discounted prices for prescription drugs, will be offered through card sponsors whose programs have been reviewed and approved by the Secretary of HHS. In addition, certain low income seniors can receive a transitional assistance benefit of $600 annually beginning in June 2004.

Moreover, for several years, the federal government has examined the appropriateness of the "average wholesale price" ("AWP") as a basis for reimbursement of outpatient prescription drugs under Part B of the Medicare program and certain state Medicaid programs. AWP is an industry term that typically is understood to represent a suggested resale price for wholesale sales to pharmacies. The MMA reforms the Medicare Part B prescription drug payment methodology. With certain exceptions, most Part B drugs will be reimbursed at 85 percent of the April 1, 2003 AWP effective January 1, 2004, and some products are facing even lower reimbursement levels. Beginning in 2005, the majority of drugs under Medicare Part B will be reimbursed under either:
(1) an "average sales price" methodology intended to more closely reflect actual drug acquisition costs; or (2) a "competitive acquisition program," whereby a physician would obtain products from a specialty pharmacy or distributor organization selected pursuant to competitive procedures; the physician would only bill for his or her professional services and the specialty pharmacy or distributor would bill Medicare directly at a negotiated rate. The Company's revenues for drugs dispensed under Medicare
Part B are not significant in comparison to total revenues. Discounted AWP plus a dispensing fee is also the basis for many state Medicaid programs' reimbursement of drugs to pharmacy providers for Medicaid beneficiaries generally as well as under certain private reimbursement programs. If other government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, it could adversely affect the Company's level of reimbursement.

With respect to Medicaid, the BBA repealed the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid NFs effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including NFs and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Moreover, no assurances can be given that additional Medicaid programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. Our operations have not been adversely affected in states with managed care programs in effect. Some states, however, are facing budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs. There can be no assurance that future changes in Medicaid payments to pharmacies, NFs or managed care systems will not have an adverse impact on our business.

It is uncertain at this time what additional healthcare reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretation of governmental policies, or other changes affecting the healthcare system. There can be no assurance that future healthcare or budget legislation or other changes will not have an adverse effect on our business. Contract Research Organization Services. The clinical services performed by our CRO Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data produced as a result of these services.

The industry standard for conducting clinical testing is embodied in the good clinical practice ("GCP") and Investigational New Drugs ("IND") regulations administered by the FDA. Research conducted at institutions supported by funds from the National Institutes of Health ("NIH") must also comply with multiple project assurance agreements and guidelines administered by NIH and the HHS Office of Research Protection. The requirements for facilities engaging in pharmaceutical, clinical trial, supply preparation, labeling and distribution are set forth in the good manufacturing practices ("GMP") regulations and in GCP guidelines. The United States and European Union ("EU") also recognize the Guidelines for Good Clinical Practice adopted by the International Conference on Harmonisation ("ICH"). GCP, IND and GMP regulations, and ICH guidelines, have been mandated by the FDA and the European Medicines Evaluation Agency
(the "EMEA") and have been adopted by similar regulatory authorities in other countries. GCP, IND and GMP regulations, and ICH guidelines, stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standard operating procedures ("SOPs") are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, our CRO Services has a worldwide staff of experienced quality assurance professionals which monitor ongoing compliance with these regulations and guidelines by auditing study data and conducting regular inspections of testing procedures and facilities. The FDA and other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with GCP and IND provisions. These provisions include:

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

CRO Services' SOPs related to clinical studies are written in accordance with regulations and guidelines appropriate to a global standard with regional variations in the regions where they will be used, thus helping to ensure compliance with GCP. CRO Services also generally complies with a reasonable interpretation of the ICH Guideline for Good Clinical Practice, EU GCP regulations and U.S. GCP regulations for North America. In addition, we believe that our CRO Services is in compliance with the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and our CRO Services employees have been trained to comply with this legislation.

Although we believe that we are in compliance in all material respects with federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Health Information Practices. The Company, along with the healthcare industry in general, is impacted by HIPAA, which mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to enhance the efficiency and simplify the administration of the healthcare system. In addition, HIPAA requires HHS to adopt standards for electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.
While HIPAA ultimately is designed to reduce administrative expenses within the healthcare system, the law likely will initially require significant, and possibly costly, changes for the industry. Compliance with the Electronic Healthcare Transactions and Code Sets was required by October 16, 2003, as long as HIPAA covered entities filed for a compliance extension. The Company filed for such an extension. However, on September 23, 2003, CMS acknowledged that not all healthcare providers were capable of submitting HIPAA-compliant claims transactions, and therefore adopted a contingency plan for Medicare that would permit the continued use of non-compliant electronic transactions in order to avoid disruption of providers' cash flow due to rejection of non-HIPAA compliant claims. The contingency plan will continue in effect until terminated by CMS. CMS also encouraged providers to work with other third-party payors to determine the state of readiness and the willingness of such other plans to accept non-HIPAA compliant transactions after October 16, 2003. Most health plans and healthcare providers such as the Company were required to comply with the HIPAA privacy standards by April 14, 2003. On February 20, 2003, HHS published standards for the security of electronic health information. The Company must comply with the requirements of the security standards no later than April 20, 2005. Most recently, CMS published a rule in January 2004 announcing the adoption of the National Provider Identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. The rule is effective May 23, 2005, with a compliance date of May 23, 2007. The Company adheres to the relevant organizational structure provisions of HIPAA's privacy regulation in order that the Company's business units and divisions may permissibly use and disclose protected health information with each other. Omnicare's Employee Retirement Income Security Act health benefits plan is a HIPAA covered entity. As required by the statute, Omnicare has appointed privacy and security officers. The privacy regulations require healthcare providers like Omnicare, to provide a notice describing patient's privacy rights and our privacy practices to all of the patients to whom we provide healthcare products or services. In addition to HIPAA, the Company works to ensure that it adheres to state privacy laws and other state privacy requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA.

Although we believe our contract arrangements with healthcare payors and providers and our business practices are materially in compliance with applicable federal and state electronic transmission, privacy and security laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Compliance Program. The Office of Inspector General ("OIG") has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. In addition, the Company and its operating units are subject in the ordinary course of business to audit, compliance, administrative and investigatory reviews by federal and state authorities covering various aspects of its business. In 1998, Omnicare voluntarily adopted a compliance program to assist us in complying with applicable government regulations, and the Company continues to maintain and support its compliance program.

Environmental Matters

In operating our facilities, historically we have not encountered any major difficulties in effecting compliance with applicable pollution control laws. No material capital expenditures for environmental control facilities are expected. While we cannot predict the effect which any future legislation, regulations, or interpretations may have upon our operations, we do not anticipate any changes that would have a material adverse impact to Omnicare.

Employees

At December 31, 2003, we employed approximately 12,100 persons (including 5,200 part-time employees), of which approximately 11,700 are located within, and 400 outside of, the United States.

Available Information

We make available free of charge on or through our Corporate Web site, at http://www.omnicare.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission ("SEC"). Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC's Web site at http://www.sec.gov.

ITEM 2 - PROPERTIES

We have offices, distribution centers and other key operating facilities in various locations in and outside the United States. As of December 31, 2003, we operated a total of 208 facilities, six of which we owned. A list of the 70 more significant facilities [defined as having at least 12,500 square feet ("sq. ft.")] we operated as of December 31, 2003 follows, grouped by segment and summarized by geographic location. The owned properties are held in fee and are not subject to any material encumbrance. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

                                                                                         Leased Area
                                                                  Owned Area   ----------------------------
           Location                          Type                  (sq. ft.)   (sq. ft.)    Expiration Date
-----------------------------   -------------------------------   ----------   ---------   ----------------
Pharmacy Services:

Livonia, Michigan               Offices and Distribution Center         --       50,438    May 31, 2007

Des Plaines, Illinois           Offices and Distribution Center         --       47,971    May 31, 2008

Indianapolis, Indiana           Warehouse                               --       42,651    March 30, 2007

Milwaukee, Wisconsin            Offices and Distribution Center         --       41,816    March 31, 2009

Perrysburg, Ohio                Offices and Distribution Center     40,500           --                  --

Indianapolis, Indiana           Offices and Distribution Center         --       39,740    May 1, 2014

Kirkland, Washington            Offices and Distribution Center         --       38,689    April 14, 2008

Cheshire, Connecticut           Offices and Distribution Center         --       38,400    June 30, 2010

Florissant, Missouri            Offices and Distribution Center     38,014           --                  --

Louisville, Kentucky            Offices and Distribution Center         --       37,400    April 30, 2008

Decatur, Illinois               Offices and Distribution Center     21,070       15,528    March 1, 2007

Kansas City, Missouri           Offices and Distribution Center         --       36,048    October 21, 2009

Toledo, Ohio                    Distribution Center                     --       36,039    July 31, 2007

                                                                                         Leased Area
                                                                  Owned Area   ------------------------------
           Location                          Type                  (sq. ft.)   (sq. ft.)     Expiration Date
-----------------------------   -------------------------------   ----------   ---------   ------------------
Eastlake, Ohio                  Offices and Distribution Center         --       35,066    January 31, 2006

Glasgow, Kentucky               Offices and Distribution Center     33,070           --                    --

Hunt Valley, Maryland           Offices and Distribution Center         --       30,600    January 31, 2007

Rockford, Illinois              Offices and Distribution Center         --       29,100    November 30, 2009

Salt Lake City, Utah            Offices and Distribution Center         --       28,400    January 31, 2009

Crystal, Minnesota              Offices and Distribution Center         --       28,255    January 31, 2008

Portland, Oregon                Offices and Distribution Center         --       28,150    April 30, 2008

San Diego, California           Offices and Distribution Center         --       26,680    December 1, 2006

Des Plaines, Illinois           Offices and Distribution Center         --       26,673    May 31, 2008

Plainview, New York             Offices and Distribution Center         --       25,500    June 30, 2005

Englewood, Ohio                 Offices and Distribution Center         --       25,000    Month-to-Month

Sharon, Pennsylvania            Offices and Distribution Center         --       25,000    April 1, 2004

Chestnut Ridge, New York        Offices and Distribution Center         --       24,429    May 31, 2009

Cincinnati, Ohio                Offices and Distribution Center         --       24,375    September 30, 2009

Oklahoma City, Oklahoma         Offices and Distribution Center         --       24,000    Month-to-Month

Hickory, North Carolina         Offices and Distribution Center     24,000           --                    --

                                                                                         Leased Area
                                                                  Owned Area   -----------------------------
           Location                          Type                  (sq. ft.)   (sq. ft.)    Expiration Date
-----------------------------   -------------------------------   ----------   ---------   -----------------
Griffith, Indiana               Offices and Distribution Center        --        23,600    April 1, 2012

Wadsworth, Ohio                 Offices and Distribution Center        --        22,960    June 30, 2006

Pittsburgh, Pennsylvania        Offices and Distribution Center        --        22,677    January 31, 2009

Reno, Nevada                    Offices and Distribution Center        --        22,593    June 30, 2008

Londondery, New Hampshire       Offices and Distribution Center        --        22,400    May 31, 2011

Mentor, Ohio                    Offices and Distribution Center        --        22,364    August 1, 2007

Milford, Ohio                               Offices                    --        22,000    December 31, 2007

Dublin, Ohio                                Offices                    --        21,468    Month-to-Month

Malta, New York                 Offices and Distribution Center        --        20,930    October 31, 2004

Greensburg, Pennsylvania        Offices and Distribution Center        --        20,000    February 3, 2006

Henderson, Kentucky             Offices and Distribution Center        --        20,000    December 31, 2007

St. Petersburg, Florida         Offices and Distribution Center        --        19,835    April 30, 2007

Spartanburg, South Carolina     Offices and Distribution Center     9,500        10,000    Month-to-Month

Longwood, Florida               Offices and Distribution Center        --        19,200    Month-to-Month

Rochester, New York             Offices and Distribution Center        --        18,675    June 30, 2006

Boca Raton, Florida             Offices and Distribution Center        --        18,661    December 31, 2007

Springfield, Ohio               Offices and Distribution Center       --         18,000    December 31, 2004

                                                                                         Leased Area
                                                                  Owned Area   ------------------------------
           Location                          Type                  (sq. ft.)   (sq. ft.)    Expiration Date
-----------------------------   -------------------------------   ----------   ---------   ------------------
Peabody, Massachusetts          Offices and Distribution Center       --         17,500    April 30, 2007

Naperville, Illinois                        Offices                   --         17,400    October 31, 2004

Springfield, Missouri           Offices and Distribution Center       --         17,000    April 30, 2004

Pompton Plains, New Jersey      Offices and Distribution Center       --         16,041    August 5, 2004

Allentown, Pennsylvania         Offices and Distribution Center       --         15,475    March 31, 2006

West Boylston, Massachusetts    Offices and Distribution Center       --         15,000    August 31, 2004

West Seneca, New York           Offices and Distribution Center       --         15,000    August 31, 2004

Fort Worth, Texas               Offices and Distribution Center       --         14,500    June 30, 2004

Ashland, Kentucky               Offices and Distribution Center       --         14,000    Month-to-Month

Sioux Falls, South Dakota       Offices and Distribution Center       --         13,921    July 31, 2005

Spokane, Washington             Offices and Distribution Center       --         13,750    October 31, 2006

Columbus, Ohio                  Offices and Distribution Center       --         13,600    June 30, 2004

Tyler, Texas                    Offices and Distribution Center       --         13,482    July 14, 2007

Houston, Texas                  Offices and Distribution Center       --         13,235    September 30, 2004

Gardiner, Maine                 Offices and Distribution Center       --         13,000    October 31, 2007

Van Nuys, California            Offices and Distribution Center       --         12,555    February 28, 2006

                                                                                         Leased Area
                                                                  Owned Area   -----------------------------
           Location                          Type                  (sq. ft.)   (sq. ft.)    Expiration Date
-----------------------------   -------------------------------   ----------   ---------   -----------------
CRO Services:

King of Prussia, Pennsylvania               Offices                   --        150,000    June 30, 2010

Troy, New York                              Offices                   --         28,569    March 31, 2005

Cologne, Germany                            Offices                   --         25,155    June 30, 2005

Chippenham, United Kingdom                  Offices                   --         22,800    June 23, 2016

Schwalbach, Germany                         Offices                   --         19,780    July 31, 2004

Bad Soden, Germany                  Offices and Laboratories          --         12,712    June 30, 2004

Corporate:

Covington, Kentucky                         Offices                   --         42,400    December 31, 2012

Fort Wright, Kentucky                       Offices                   --         14,237    March 31, 2008

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal or governmental proceedings to which we are a party or to which any of our property is subject that we believe will have a material adverse effect on us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of February 29, 2004 are as follows:

                                                                    First Elected to
         Name             Age                Office(1)               Present Office
---------------------     ---     ---------------------------     --------------------
Joel F. Gemunder           64     President and                       May 20, 1981
                                  Chief Executive Officer(2)

Patrick E. Keefe           58     Executive Vice                      February 5, 1997
                                  President - Operations

Timothy E. Bien            53     Senior Vice President -             May 20, 1996
                                  Professional Services
                                  and Purchasing

David W. Froesel, Jr.      52     Senior Vice President               March 4, 1996
                                  and Chief Financial Officer

Cheryl D. Hodges           51     Senior Vice President               February 8, 1994
                                  and Secretary

(1) Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors which follows the annual meeting of stockholders.

(2) Mr. Gemunder was appointed Chief Executive Officer of the Company on May 21, 2001, having served as the President and a principal executive officer of the Company since 1981.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2003 and 2002.

                                                    2003              2002
                                               ---------------   ---------------
                                                High      Low     High      Low
                                               ------   ------   ------   ------
First Quarter                                  $27.21   $23.46   $25.89   $20.85
Second Quarter                                 $33.79   $25.03   $28.35   $23.84
Third Quarter                                  $36.62   $32.89   $25.44   $18.41
Fourth Quarter                                 $41.68   $35.73   $24.22   $19.52

The number of holders of record of our Common Stock on January 31, 2004 was 2,325. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

On February 5, 2004, the Board of Directors approved a quarterly cash dividend of $0.0225, for an indicated annual rate of $0.09 per common share for 2004, which is consistent with annual dividends paid per common share for the 2003 and 2002 years. It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon our future earnings and financial condition, and other factors not currently determinable.

Recent Sales of Unregistered Securities

We, as part of our acquisition program, have historically issued our common shares and warrants ("Securities") from time to time in private transactions not registered under the Securities Act of 1933 in connection with the purchase of the assets or stock of businesses acquired. During the quarter and year ended December 31, 2003, one transaction was completed involving 78,668 unregistered Securities. When such Securities are issued, they are issued in reliance on the exemption from registration contained at Section 4(2) of the Securities Act.

ITEM 6 - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which should be read in conjunction with our Consolidated Financial Statements and related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Items 8 and 7, respectively, of this Filing.

Five-Year Summary of Selected Financial Data

Omnicare, Inc. and  Subsidiary Companies
(In thousands, except per share data)

                                                             For the years ended and at December 31,
                                                    2003         2002         2001         2000         1999
                                                 ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:(a)(b)(c)

Total net sales(d)                               $3,499,174   $2,632,754   $2,183,036   $1,987,839   $1,880,998
                                                 ==========   ==========   ==========   ==========   ==========
Net income                                       $  194,368   $  125,906   $   74,271   $   48,817   $   57,721
                                                 ==========   ==========   ==========   ==========   ==========
Earnings per share data:
      Basic                                      $     1.97   $     1.34   $     0.80   $     0.53   $     0.63
                                                 ==========   ==========   ==========   ==========   ==========
      Diluted                                    $     1.93   $     1.33   $     0.79   $     0.53   $     0.63
                                                 ==========   ==========   ==========   ==========   ==========

Dividends per share                              $     0.09   $     0.09   $     0.09   $     0.09   $     0.09
                                                 ==========   ==========   ==========   ==========   ==========
Weighted average number of
      common shares outstanding:
         Basic                                       98,800       94,168       93,124       92,012       90,999
                                                 ==========   ==========   ==========   ==========   ==========
         Diluted                                    103,243       94,905       93,758       92,012       91,238
                                                 ==========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA:(a)
Cash and cash equivalents (including
   restricted cash)                              $  188,127   $  141,083   $  171,318   $  113,907    $  97,267
Working capital                                     920,328      704,908      658,321      560,729      430,102
Total assets                                      3,395,021    2,427,585    2,290,276    2,210,218    2,167,973
Long-term debt (excluding current portion)(e)     1,082,677      720,187      750,669      780,706      736,944
Stockholders' equity(e)                           1,676,024    1,275,062    1,149,783    1,068,423    1,028,380

OTHER FINANCIAL DATA:(a)
EBITDA(f)                                        $  440,603   $  301,849   $  247,564   $  204,660   $  205,669
Net cash flows from operating activities            169,484      159,109      153,087      132,701      101,114
Net cash flows from investing activities           (678,049)    (152,383)     (46,802)     (76,116)    (203,517)
Capital expenditures(g)                              17,115       24,648       26,222       32,423       58,749
Net cash flows from financing activities            554,484      (37,966)     (49,555)     (41,777)     145,502

See the related notes to Five-Year Summary of Selected Financial Data on the following pages.

The financial information above should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) Omnicare, Inc. ("Omnicare" or the "Company") has had an active acquisition program in effect since 1989. See Note 2 of the Notes to Consolidated Financial Statements for additional information concerning acquisitions.

(b) The following aftertax charges (credits) are included in net income for the years ended December 31 (in thousands):

                                             2003       2002        2001        2000      1999
                                            ------    -------     -------     -------   -------
Call premium and write-off of unamortized
   debt issuance costs                      $7,853(1) $    --     $    --     $    --   $    --
Restructuring and other related charges         --     14,381(2)   11,374(2)   17,135    22,698
Other expense                                   --         --       2,987(3)       --        --
Acquisition expenses, pooling-of-
   interests                                    --         --          --          --      (376)
                                            ------    -------     -------     -------   -------
      Total                                 $7,853    $14,381     $14,361     $17,135   $22,322
                                            ======    =======     =======     =======   =======

     (1)  See Note 7 of the Notes to Consolidated Financial Statements.

     (2)  See Note 12 of the Notes to Consolidated Financial Statements.

     (3)  See Note 13 of the Notes to Consolidated Financial Statements.

(c) In accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), Omnicare discontinued amortization of goodwill as of January 1, 2002. Accordingly, no goodwill amortization was recorded during the years ended December 31, 2003 and 2002. The following aftertax goodwill amortization expense amounts are included in net income for the years ended December 31 (in thousands):

                                       2003   2002     2001      2000      1999
                                       ----   ----   -------   -------   -------
Goodwill amortization                   $--    $--   $20,583   $20,582   $19,675
                                        ===    ===   =======   =======   =======

(d) In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), Omnicare has recorded reimbursements received for "out-of-pocket" expenses on a grossed-up basis in the income statement as revenues and direct costs. EITF No. 01-14 relates solely to the Company's contract research services business.

(e) In 2003, the Company completed a refinancing plan in which it raised $1,033.6 million. See Note 7 of the Notes to Consolidated Financial Statements for further information on these transactions.

(f) "EBITDA" represents earnings before interest (net of investment income), income taxes, depreciation and amortization. Omnicare believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt; however, EBITDA does not represent net cash flows from operating activities, as defined by U.S. Generally Accepted Accounting Principles, and should not be considered as a substitute for operating cash flows as a measure of liquidity or net income as an indicator of Omnicare's operating performance. Omnicare's calculation of EBITDA may differ from the calculation of EBITDA by others. The following is a reconciliation of the EBITDA calculation for the years ended December 31 (in thousands):

                                                     2003       2002       2001       2000       1999
                                                  ---------   --------   --------   --------   --------
Net income                                        $ 194,368   $125,906   $ 74,271   $ 48,817   $ 57,721

Add: Interest expense, net of investment income      77,134     53,535     53,709     53,164     44,634
     Income taxes                                   116,081     77,145     45,514     28,706     33,950
     Depreciation and amortization                   53,020     45,263     74,070     73,973     69,364
                                                  ---------   --------   --------   --------   --------
EBITDA                                              440,603    301,849    247,564    204,660    205,669
Subtract: Interest expense, net of
             investment income                      (77,134)   (53,535)   (53,709)   (53,164)   (44,634)
          Income taxes                             (116,081)   (77,145)   (45,514)   (28,706)   (33,950)
          Changes in assets and liabilities,
             net of effects from acquisition
             of businesses                         (170,024)   (67,711)   (40,860)   (43,389)   (75,298)
Add:      Provision for doubtful accounts            44,680     31,163     25,490     26,729     22,056
          Deferred tax provision                     43,685     15,428     17,305     19,767     23,073
          Write-off of debt issuance costs            3,755         --         --         --         --
          Non-cash portion of restructuring
             charges                                     --      9,060      2,811      6,804      4,198
                                                  ---------   --------   --------   --------   --------
Net cash flows from operating activities          $ 169,484   $159,109   $153,087   $132,701   $101,114
                                                  =========   ========   ========   ========   ========

(g) Primarily represents the purchase of computer equipment and software, machinery and equipment, and furniture, fixtures and leasehold improvements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following discussion should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see the "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information" caption below.

Overview of 2003
--------------------------------------------------------------------------------

For Omnicare, the year 2003 was one of strong growth and development, owing largely to the success of its acquisition and integration model. During the year, the Company made two strategically important acquisitions that, together, increased the size of its institutional pharmacy business by 30%. The Company undertook and essentially completed the integration of these acquisitions and began reaping the benefits of its acquisition plan, successfully completed a major refinancing, and continued to generate solid growth and enhancements in the cost structure of its core pharmacy business.

On January 15, 2003, the Company completed the acquisition of NCS HealthCare, Inc. ("NCS"), which represented the largest acquisition made in the Company's 15-year history of making institutional pharmacy acquisitions. This acquisition significantly expanded the Company's presence in the long-term care pharmacy market, increasing the number of beds served by Omnicare by approximately 24% to approximately 936,000, and annualized revenues by approximately 24% to approximately $3.3 billion at the time of the acquisition. In addition to its large institutional pharmacy operation, NCS also added other businesses, including a hospital pharmacy management business, an information technology business providing pharmacy operating software and certain specialty pharmacy businesses.

On July 15, 2003, Omnicare completed the acquisition of SunScript Pharmacy Corporation ("SunScript"), which increased the number of beds served by Omnicare by approximately 5% to approximately 981,000, and annualized revenues by approximately 5% to approximately $3.6 billion at the time of the acquisition.

The Company's integration plan for these acquisitions included the realization of economies of scale and cost synergies in purchasing of pharmaceuticals, and in consolidation of overlapping geographic locations and redundant functions. To date, the Company has consolidated 68 pharmacies serving approximately 128,000 beds, or the majority of the NCS and SunScript pharmacies that are to be consolidated, as well as certain Omnicare pharmacies closed as part of the overall consolidation plan. In addition, the other acquired pharmacies have been migrated to the Company's systems and programs in order to achieve the targeted savings in the purchasing of pharmaceuticals and other economies of scale.

Like others in the contract research ("CRO") industry, the performance of the Company's CRO business reflects the somewhat volatile nature of this business given the numerous variables outside the Company's control. The softness in revenues in 2003 was attributable to several client-driven cancellations or delays in the commencement or continuation of certain projects.

Given that these delays were client-driven decisions, and as such unpredictable, the Company was unable to immediately adjust costs accordingly, which impacted margins for the year. Certain of these projects are expected to be under way in 2004, and positive trends in new business have begun to emerge in the first quarter of 2004. Given this, along with recent cost reduction efforts, the Company anticipates improved performance in its CRO business in 2004.

Omnicare continued to generate strong operating cash flow in 2003, primarily as a result of its earnings growth. Moreover, to finance the NCS transaction on a long-term basis and to enhance its financial strength, the Company undertook a major refinancing in June 2003. The Company's balance sheet reflects the favorable capital structure that the Company put in place in connection with this refinancing. As part of its capital restructuring, the Company raised $250.0 million in a term A loan, and completed an offering of $250.0 million of 6.125% senior subordinated notes, $345.0 million of 4.0% contingent convertible notes and 6,468,750 shares of its common stock. In connection with the refinancings, the Company entered into a new, four-year $750.0 million credit facility, consisting of the aforementioned $250.0 million term loan commitment and a $500 million revolving credit commitment. Omnicare used the net proceeds from the 6.125% senior subordinated notes and the term A loan to repay the existing credit facility. A portion of the 4.0% contingent convertible notes and a portion of the net proceeds from the common stock offering were used to purchase and retire the Company's outstanding $345.0 million of 5% convertible subordinated debentures. During the second quarter of 2003, the Company entered into an interest rate swap agreement on all $250.0 million of its aggregate principal amount of the 6.125% senior subordinated notes. Omnicare's total debt to total capitalization was approximately 40.2% at December 31, 2003, down approximately 750 basis points from the end of the first quarter of 2003, which was the last quarter prior to the June refinancing. The Company believes that the refinancing has enhanced its financial position and provided the financial flexibility to support its ongoing growth strategies.

Looking ahead, the Company continues to monitor key issues related to healthcare funding, including the increasing pressures on state Medicaid budgets arising from the economic downturn coupled with growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the aging of the population; the introduction of new, more efficacious, albeit more expensive, medications, offset somewhat by increasing use of generic medications; and the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs, including the MMA, signed into law by President Bush on December 8, 2003. The MMA includes a new Medicare outpatient drug benefit effective January 1, 2006. Under the MMA, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs (subject to various co-pays, deductibles and coverage limitations). Additionally, Medicare beneficiaries who are also entitled to full benefits under a state Medicaid program (so-called "dual eligibles"), will receive drug coverage under the new federal benefit rather than the state Medicaid program, including nursing home residents served by the Company whose drug costs are currently covered by Medicaid.

Regulations governing implementation of this benefit are now being promulgated. Moreover, the Secretary of the Department of Health and Human Services is required to conduct a study on the impact of the Medicare drug benefit structure on nursing home residents. The purpose of the study is to ensure that the patient safety and quality of care standards that are currently part of regulation and pharmacy practice as well as appropriate reimbursements are maintained. Accordingly, it is difficult to predict the impact or outcome of this legislation.

Nonetheless, pharmaceuticals remain the most cost-effective means of treating the chronic illnesses of the frailest members of society, and the geriatric pharmaceutical business offers meaningful solutions to containing healthcare costs while ensuring the well-being of the nation's growing elderly population. The Company's strategy for future growth remains aligned with such economic interests and demographic trends in healthcare. By expanding the Company's core pharmaceutical distribution business and then leveraging that business through the development and expansion of clinical and information services, the Company intends to continue its value creation strategy.

Results of Operations
--------------------------------------------------------------------------------

The following summary table presents net sales and results of operations for Omnicare for each of the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts). In accordance with the SEC's release entitled "Conditions for Use of Non-GAAP Financial Measures," the Company has disclosed in this MD&A, with the exception of earnings before interest, income taxes, depreciation and amortization ("EBITDA") (discussed below), only those measures that are in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP").

                                               For the years ended December 31,
                                               2003         2002         2001
                                            ------------------------------------
Total net sales                             $3,499,174   $2,632,754   $2,183,036
                                            ==========   ==========   ==========
Net income                                  $  194,368   $  125,906   $   74,271
                                            ==========   ==========   ==========
Earnings per share:
   Basic                                    $     1.97   $     1.34   $     0.80
                                            ==========   ==========   ==========
   Diluted                                  $     1.93   $     1.33   $     0.79
                                            ==========   ==========   ==========
EBITDA(a)                                   $  440,603   $  301,849   $  247,564
                                            ==========   ==========   ==========

(a) See Five-Year Summary of Selected Financial Data for a reconciliation of EBITDA to net cash flows from operating activities at Item 6 of the Company's Annual Report on Form 10-K.

The Company believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt; however, EBITDA does not represent net cash flows from operating activities, as defined by U.S. GAAP, and should not be considered as a substitute for operating cash flows as a measure of liquidity or net income as an indicator of the Company's operating performance. The Company's calculation of EBITDA may differ from the calculation of EBITDA by others. Effective January 1, 2002, in accordance with U.S. GAAP, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), eliminating the amortization of goodwill related to acquisitions. Accordingly, no goodwill amortization was recorded during the years ended December 31, 2003 and 2002. This accounting standard would have had the effect of adding approximately $33.2 million pretax ($20.6 million aftertax, or $0.22 per diluted share) to net income for the year ended December 31, 2001.

2003 vs. 2002
--------------------------------------------------------------------------------

Consolidated

Total net sales for 2003 increased to $3,499.2 million from $2,632.8 million in 2002. Net income for 2003 was $194.4 million versus $125.9 million in 2002. Diluted earnings per share were $1.93 for the year ended December 31, 2003 versus $1.33 in 2002. EBITDA for 2003 totaled $440.6 million in comparison with $301.8 million for 2002.

Included in 2003 interest expense was a charge of $12.7 million pretax ($7.9 million aftertax, or $0.08 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company's early redemption of its 5.0% convertible subordinated debentures discussed under the "Financial Condition, Liquidity and Capital Resources" caption below.

Included in 2002 net income were aggregate charges of $23.2 million ($14.4 million aftertax, or $0.15 per diluted share) relating to the Phase II productivity and consolidation program described hereafter under the "Restructuring Charges" caption below. The charges were primarily comprised of employee severance pay, employment agreement buy-out costs, lease termination costs, the write-off of leasehold improvements and other assets, and professional fees and other facility exit costs.

Pharmacy Services Segment

Omnicare's Pharmacy Services segment recorded sales of $3,345.3 million for the year ended December 31, 2003, exceeding the 2002 amount of $2,467.2 million by $878.1 million, or 35.6%. At December 31, 2003, Omnicare served long-term care facilities comprising approximately 1,003,000 beds as compared with approximately 754,000 beds served at December 31, 2002. The increase in revenues and in beds served was primarily a result of the acquisitions of NCS in January 2003 and SunScript in July 2003, as discussed below. The results of the NCS and SunScript acquisitions were included only from their date of acquisition, or January 15, 2003 and July 15, 2003, respectively. Annualized sales relating to the ongoing NCS and SunScript businesses aggregated approximately $815 million at the time of acquisition. Additionally, Pharmacy Services sales increased due to growth in new business, increasing occupancy, the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation, and the increased market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. Partially offsetting the increase in sales were pricing pressures, including lower government reimbursement formulas and other cost control measures in some states, and the increasing number and usage of generic drugs. The Company estimates that drug price inflation for its highest dollar volume products in 2003 was approximately 5%.

Operating income of the Pharmacy Services segment was $413.0 million in 2003, a $124.8 million improvement as compared with the $288.2 million earned in 2002. As a percentage of the segment's sales, operating income was 12.3% in 2003, compared with 11.7% in 2002. The improved operating income was primarily the result of increased sales, as discussed above, a lower operating cost structure reflecting principally the impact of the productivity and consolidation initiative completed at the end of the third quarter of 2002 (the "Phase II Program"), the completion of the integration of American Pharmaceutical Services, Inc. and related entities (collectively, "APS"), the overall synergies (including economies of scale, drug purchasing improvements and consolidation of redundant pharmacy locations, which serve to leverage the Company's operating cost structure) from the NCS and SunScript integrations (although operating margins were initially unfavorably impacted in the first and third quarters of 2003, respectively, by the addition of the lower-margin NCS and SunScript business), and the $6.8 million year-over-year pretax impact of restructuring charges in 2002 (as compared to no such charges in 2003).

On July 15, 2003, Omnicare acquired the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $82 million. Up to an additional $15.0 million may become payable post-closing, subject to adjustment.

At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services to skilled nursing and assisted living facilities comprising approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that Sun Healthcare is divesting in unrelated transactions). SunScript served these facilities through its network of 31 long-term care pharmacies. The net assets and operating results of SunScript have been included from the date of acquisition in the Company's financial statements.

On January 15, 2003, Omnicare closed its acquisition of NCS. The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $500 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition.

At the time of the acquisition, NCS provided professional pharmacy and related services to long-term care facilities, including skilled nursing and assisted living facilities in 33 states, and managed hospital pharmacies in 10 states. NCS added approximately 182,000 beds served in the first quarter of 2003. The net assets and operating results of NCS have been included from the date of acquisition in the Company's financial statements.

On January 7, 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of APS. At the time of the acquisition, APS provided professional pharmacy-related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs, aggregating approximately $132 million (including an adjustment based on the closing balance sheet review and $18.0 million in deferred payments made in 2003, satisfying all future contingent payments under the acquisition agreement).

CRO Services Segment

Omnicare's CRO Services segment recorded revenues of $153.9 million for the year ended December 31, 2003, which were $11.6 million, or 7.0%, lower than the $165.5 million recorded in 2002. In accordance with EITF Issue No. 01-14, the Company included $24.8 million and $26.3 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2003 and 2002, respectively. Revenues for the year ended December 31, 2003 were lower than in 2002 largely due to the impact of client-driven cancellations or delays in the commencement or continuation of certain projects.

Operating income in the CRO Services segment was $12.6 million in 2003 compared with $4.6 million in 2002. As a percentage of the segment's revenue, operating income was 8.2% in 2003 compared with 2.8% in 2002. The improvement in operating income was primarily attributable to the year-over-year impact of restructuring charges associated with the Phase II productivity and consolidation program, which resulted in $16.4 million of pretax expense in 2002 and no expense in 2003 (as the Phase II Program was finalized in 2002). This improvement was partially offset by the unfavorable impact on operating income of the lower revenues discussed above. Backlog at December 31, 2003 of $182.8 million was relatively consistent with the December 31, 2002 backlog of $181.6 million.

Consolidated

The Company's consolidated gross profit of $897.6 million increased $206.5 million in 2003 from the prior-year amount of $691.1 million. Gross profit as a percentage of total net sales of 25.7% in the year ended December 31, 2003, was slightly lower than the 26.2% experienced during 2002. Positively impacting overall gross profit margin were the Company's purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the APS business and benefits realized from the Company's formulary compliance program, as well as the increased use of generic drugs, and leveraging of fixed and variable overhead costs at the Company's pharmacies as a result of the reduced cost structure brought about by the Phase II Program. These favorable factors were offset primarily by the initial impact of the lower-margin NCS and SunScript business in the first and third quarters, respectively (which impact diminished as the Company achieved economies of scale, drug purchasing improvements, and consolidated redundant pharmacy locations), and, to a lesser extent, by the previously mentioned shift in mix toward newer, branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins, and pricing pressures, incuding lower government reimbursement formulas and other cost control measures in some states.

Sales mix for the Company also impacts gross profit and includes primarily sales of pharmaceuticals and, to a lesser extent, contract research services, infusion therapy products and services, medical supplies, and other miscellaneous products and services. Sales of pharmaceuticals account for the majority of the Company's sales and gross profit. Contract research services and infusion therapy gross profit margins are typically higher than gross profit margins associated with sales of pharmaceuticals.

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

Government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation. In order to enhance its gross profit margins, the Company strategically allocates its resources to those activities that will increase internal sales growth and favorably impact sales mix or will lower costs. In addition, through the ongoing development of its pharmaceutical purchasing programs, the Company is able to obtain discounts and thereby manage its pharmaceutical costs.

Omnicare's selling, general and administrative ("operating") expenses for the year ended December 31, 2003 of $510.0 million were higher than the 2002 amount of $411.3 million by $98.7 million, due to the overall growth of the business, including the acquisitions of NCS and SunScript in the first and third quarters of 2003, respectively.

Operating expenses as a percentage of total net sales, however, totaled 14.6% in 2003, representing a decline from the 15.6% experienced in 2002. This decline is primarily due to the year-over-year favorable impact of the Phase II Program completed at the end of the third quarter of 2002, as well as realization of operational efficiencies from the APS, NCS and SunScript acquisitions, and the leveraging of fixed and variable overhead costs over a larger sales base in 2003 than that which existed in 2002.

Investment income for the year ended December 31, 2003 was $4.2 million, an improvement of $0.9 million over the 2002 year. Larger average invested cash balances during 2003 as compared with 2002 was the primary driver of the increase in investment income.

Interest expense for the year ended December 31, 2003 was $81.3 million compared with $56.8 million in the 2002 year. The increase primarily related to the financing of the NCS acquisition in January 2003, initially through borrowings on the Company's three-year $500.0 million revolving credit facility ("Revolving Credit Facility") of $499.0 million. The interest expense for the 2003 year also included a call premium and the write-off of unamortized debt issuance costs aggregating $12.7 million before taxes ($7.9 million aftertax, or $0.08 per diluted share) related to the Company's early redemption and retirement of its $345 million aggregate principal amount of 5.0% convertible subordinated debentures, as further described in the "Financial Condition, Liquidity and Capital Resources" caption below. Partially offsetting this increase was reduced interest expense associated with Omnicare's repayment of $94.1 million on the term A loan during 2003.

The effective income tax rate was 37.4% in 2003, relatively consistent with the prior-year rate of 38.0%. The effective tax rates in 2003 and 2002 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

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

Included in 2002 and 2001 were aggregate charges of $23.2 million and $18.3 million pretax, respectively ($14.4 million and $11.4 million aftertax, or $0.15 and $0.12 per diluted share, respectively), relating to the Phase II productivity and consolidation program described hereafter under the "Restructuring Charges" caption below. The charges were primarily comprised of employee severance pay, employment agreement buy-out costs, lease termination costs, the write-off of leasehold improvements and other assets, and professional fees and other facility exit costs.

Included in the 2001 results are other expense items totaling $4.8 million pretax ($3.0 million aftertax, or $0.03 per diluted share). Specifically, in early 2001, Omnicare recorded a $1.8 million pretax special charge representing a repayment to the Medicare program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration (now known as the Centers for Medicare & Medicaid Services) for review and determination of the amount of overpayment. Further, the Company recorded a $3.0 million pretax special charge in mid-2001, representing a settlement in June 2001 of certain contractual issues with a customer, which issues and amount relate to prior-year periods.

Pharmacy Services Segment

Omnicare's Pharmacy Services segment recorded sales of $2,467.2 million for the year ended December 31, 2002, exceeding the 2001 amount of $2,033.8 million by $433.4 million, or 21.3%. At December 31, 2002, Omnicare served long-term care facilities comprising approximately 754,000 beds as compared with approximately 662,000 beds served at December 31, 2001. The increase in beds served was a result of the acquisition of APS, as discussed below, and the efforts of the Company's National Sales & Marketing Group and pharmacy staff to develop new contracts with long-term care facilities. The increase in sales relating to the APS acquisition approximated $240 million. Additionally, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation, and the increased market penetration of newer drugs, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. Lower government reimbursement formulas in some states partially offset the increase in pharmacy sales. The Company estimates that drug price inflation for its highest dollar volume products in 2002 was approximately 5%.

Operating income of the Pharmacy Services segment was $288.2 million in 2002, an $87.4 million improvement as compared with the $200.8 million earned in 2001. As a percentage of the segment's sales, operating income was 11.7% in 2002, compared with 9.9% in 2001. The improved operating income was primarily the result of increased sales, as discussed above, a lower operating cost structure reflecting principally the impact of the Phase II Program started in the third quarter of 2001, the overall synergies realized from the APS integration (although margins were initially unfavorably impacted early in 2002 by the addition of the lower margin APS business), the exclusion of goodwill amortization in 2002 as previously discussed (an expense that totaled $32.1 million pretax in 2001), the year-to-year favorable impact of restructuring charges of $1.7 million (which totaled $6.8 million pretax in 2002 compared with $8.5 million pretax in 2001), and other expense items in 2001 totaling $4.8 million pretax. Improvement in operating performance in 2002 was also attributable to a more stable and gradually improving operating environment in the skilled nursing facility ("SNF") market, a result of enactment of the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA").

On January 7, 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of APS. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs aggregating approximately $132 million (including an adjustment based on the closing balance sheet review and $18.0 million in deferred payments made in 2003, satisfying all future contingent payments under the acquisition agreement).

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

Operating income in the CRO Services segment was $4.6 million in 2002 compared with $2.5 million in 2001. As a percentage of the segment's revenue, operating income was 2.8% in 2002 compared with 1.7% in 2001. The improvement in operating performance was attributable to the favorable impact of the aforementioned increase in revenues, the realization of benefits from the Company's initiatives to integrate and streamline the organization, and the exclusion of goodwill amortization in 2002 (which totaled $1.1 million pretax in 2001). Offsetting the improvement in operating performance was the $6.6 million year-to-year impact of restructuring charges associated with the Phase II productivity and consolidation program, which totaled $16.4 million pretax in 2002 compared with $9.8 million in 2001. Backlog at December 31, 2002 was $181.6 million, representing a decrease of $13.9 million from December 31, 2001 backlog of $195.5 million due to projects moving out of backlog, as well as the cancellation of certain projects in 2002.

Consolidated

The Company's consolidated gross profit of $691.1 million increased $111.7 million in 2002 from the prior-year amount of $579.4 million. Gross profit as a percentage of total net sales of 26.2% in the year ended December 31, 2002, was slightly lower than the 26.5% experienced during 2001. Positively impacting overall gross profit margin was the Company's purchasing leverage associated with the procurement of pharmaceuticals, due in part to efforts in integrating the APS business and benefits realized from the Company's formulary compliance program, as well as the leveraging of fixed and variable overhead costs at the Company's pharmacies through the reduced cost structure brought about by the Phase II Program. These favorable factors were offset primarily by the initial impact of the lower-margin APS business and, to a lesser extent, the previously mentioned shift in mix toward newer, branded drugs that typically produce higher gross profit, but lower gross profit margins, and the effects of lower government reimbursement formulas in some states.

Omnicare's operating expenses for the year ended December 31, 2002 of $411.3 million were higher than the 2001 amount of $349.5 million, by $61.8 million, due to the overall growth of the business, including the acquisition of APS. Operating expenses as a percentage of total net sales, however, totaled 15.6% in 2002, representing a decline from the 16.0% experienced in 2001.

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

Restructuring Charges
--------------------------------------------------------------------------------

Phase I Program

In 2000, the Company completed its previously disclosed productivity and consolidation program (the "Phase I Program"). In connection with the Phase I Program, the Company had liabilities of $0.6 million at December 31, 2002, of which $0.3 million was utilized during the year ended December 31, 2003. The remaining liabilities at December 31, 2003 of $0.3 million represent amounts not yet paid relating to actions taken (consisting of remaining lease payments), and will be adjusted as these matters are settled.

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

Details of the pretax restructuring charges relating to the Phase II Program follow (in thousands):

                                                   2001      Utilized    Balance at       2002
                                                Provision/    during    December 31,   Provision/
                                                  Accrual      2001         2001         Accrual
                                                ----------   --------   ------------   ----------
Restructuring charges:
   Employee severance                             $ 4,256    $ (2,614)     $1,642        $ 2,177
   Employment agreement buy-outs                    2,086      (1,578)        508             --
   Lease terminations                               2,711      (2,105)        606          5,862
   Other assets, fees and facility exit costs       9,291      (6,264)      3,027         15,156
                                                  -------    --------      ------        -------
      Total restructuring charges                 $18,344    $(12,561)     $5,783        $23,195
                                                  =======    ========      ======        =======

                                                Utilized    Balance at    Utilized    Balance at
                                                 during    December 31,    during    December 31,
                                                  2002         2002         2003         2003
                                                --------   ------------   --------   ------------
Restructuring charges:
   Employee severance                           $ (2,655)     $1,164       $(1,164)     $   --
   Employment agreement buy-outs                    (214)        294          (294)         --
   Lease terminations                             (1,846)      4,622        (1,155)      3,467
   Other assets, fees and facility exit costs    (14,690)      3,493        (2,878)        615
                                                --------      ------       -------      ------
      Total restructuring charges               $(19,405)     $9,573       $(5,491)     $4,082
                                                ========      ======       =======      ======

As of December 31, 2003, the Company had paid approximately $8.5 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at December 31, 2003 represent amounts not yet paid or settled relating to actions taken (primarily consisting of remaining lease payments), and will be adjusted in future periods as these matters are finalized.

Impact of Inflation
--------------------------------------------------------------------------------

As previously mentioned, the Company estimates that drug price inflation for its highest dollar volume products in 2003 approximated 5%, which tends to impact sales and costs of sales at approximately the same level. Therefore, inflation has not materially affected Omnicare's income from continuing operations, inasmuch as government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources
--------------------------------------------------------------------------------

Cash and cash equivalents at December 31, 2003 were $188.1 million compared with $141.1 million at December 31, 2002 (including restricted cash amounts of $0.7 million and $3.1 million, respectively).

The Company generated positive net cash flows from operating activities of $169.5 million during the year ended December 31, 2003, compared with net cash flows from operating activities of $159.1 million and $153.1 million during the years ended December 31, 2002 and 2001, respectively. These operating cash flows, as well as new borrowings and common stock issuance proceeds (further discussed below), were used primarily for debt repayment, acquisition-related payments, capital expenditures and dividends. The increase in net cash flows from operating activities during 2003 was driven primarily by earnings growth, as previously discussed at the "Results of Operations" caption above.

Net cash used in investing activities was $678.0 million, $152.4 million and $46.8 million in 2003, 2002 and 2001, respectively. Acquisitions of businesses required cash payments of $663.4 million (including amounts payable pursuant to acquisition agreements relating to pre-2003 acquisitions) in 2003, which were primarily funded by borrowings and existing cash balances. Acquisitions of businesses during 2002 and 2001 required $127.8 million and $20.3 million, respectively, of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2002 and pre-2001 acquisitions, respectively) which were primarily funded by borrowings under the Revolving Credit Facility and operating cash flows. The Company's capital requirements are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company's information technology systems.

Net cash provided by financing activities was $554.5 million for the year ended December 31, 2003. Net cash used for financing activities was $38.0 million and $49.6 million in 2002 and 2001, respectively. In connection with the aforementioned NCS acquisition, the Company borrowed $499.0 million under its Revolving Credit Facility in the first quarter of 2003. The Company also completed its refinancing plan in June 2003, as discussed below, in which it raised $1,033.6 million. Partially offsetting these borrowings were payments on line of credit facilities and the term A loan of $593.1 million during 2003, as well as the early redemption and retirement during 2003 of $345.0 million of 5.0% convertible subordinated debentures due 2007 ("5% Convertible Debentures"). During 2002, the Company used $120.0 million in cash generated from its operations to fully pay down the outstanding obligations under its Revolving Credit Facility, including the $90.0 million drawn down in early 2002 in connection with the aforementioned APS acquisition.

On February 5, 2004, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2004, which is consistent with annual dividends paid per common share for the 2003, 2002 and 2001 years. Aggregate dividends of $8.9 million paid during the year ended December 31, 2003 were relatively consistent with the $8.5 million paid in each of the two years ended December 31, 2002.

There were no material commitments and contingencies outstanding at December 31, 2003, other than the contractual obligations summarized in the "Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations" caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions that may become payable (including up to an additional $15.0 million relating to SunScript, that may become payable post-closing, subject to adjustment) and the matters discussed in Note 15, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual
--------------------------------------------------------------------------
Obligations
-----------

At December 31, 2003, the Company had one unconsolidated entity, Omnicare Capital Trust I (the "Trust"), which was established for the purpose of facilitating the convertible trust preferred securities offering, due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities"). For financial reporting purposes, the Trust is treated as an equity method investment of Omnicare. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The contingent convertible notes issued by the Company to the Trust in connection with the issuance by the Trust of the trust PIERS are presented as a separate line item on Omnicare's consolidated balance sheet, and the related disclosures concerning the trust PIERS, the guarantee and the contingent convertible notes are included in Omnicare's notes to consolidated financial statements. Omnicare records interest payable to the Trust as interest expense in its consolidated statement of income.

At December 31, 2003, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

The following summarizes the Company's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods.

Contractual Obligations (in thousands):
--------------------------------------

                                                  Less Than 1
                                        Total         Year      1-3 Years   4-5 Years   After 5 Years
                                     ----------   -----------   ---------   ---------   -------------
Long-term debt obligations           $1,125,897     $ 20,513     $ 69,743    $65,641      $  970,000
Capital lease obligations                   667          196          221         89             161
Operating lease obligations             111,220       26,950       42,219     25,382          16,669
Purchase obligations (a)                 16,042       16,022           16          4              --
Other current obligations (b)           309,760      309,760           --         --              --
Other long-term liabilities             122,647           --       38,163        513          83,971
                                     ----------     --------     --------    -------      ----------
Total contractual cash obligations   $1,686,233     $373,441     $150,362    $91,629      $1,070,801
                                     ==========     ========     ========    =======      ==========

(a) Purchase obligations primarily consist of open inventory purchase orders at December 31, 2003.

(b) Other current obligations primarily consist of accounts payable at December 31, 2003.

As of December 31, 2003, the Company had approximately $10.5 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

As discussed further below, during the second quarter of 2003, the Company completed its offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par, and 6,468,750 shares of common stock, $1 par value, at $29.16 per share for gross proceeds of $189 million and the offering, through the Trust, of $345 million aggregate principal amount of convertible trust preferred securities due 2033.

In March 2001, the Company entered into a three-year syndicated $500.0 million revolving line of credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. The three-year Revolving Credit Facility had no outstanding loans as of December 31, 2002. In January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS (see Note 2 of the Notes to Consolidated Financial Statements). The Revolving Credit Facility was retired in connection with mid-2003 refinancing transactions, as further discussed below.

In connection with the mid-2003 financings, the Company entered into a new, four-year $750.0 million credit facility ("Credit Facility") consisting of a $250 million term A loan commitment and a $500 million revolving credit commitment. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) the London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus

0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings.

At December 31, 2003, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474 million, with remaining proceeds being used for general corporate purposes. The Company paid down $94.1 million on the term A loan during 2003. The $155.9 million outstanding at December 31, 2003 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $20.5 million due within one year. There are no amounts outstanding as of December 31, 2003 under the revolving credit commitment of the Credit Facility.

In December 1997, the Company issued $345.0 million of 5% Convertible Debentures. The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% Convertible Debentures, with remaining proceeds being used for general corporate purposes. The total redemption price, including the call premium, was approximately $353.9 million. Accordingly, a $12.7 million pretax charge ($7.9 million aftertax, or $0.08 per diluted share) was recognized in interest expense during the year ended December 31, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5% Convertible Debentures.

Concurrent with the issuance of the 2001 Revolving Credit Facility, the Company completed the issuance, at par value, of $375.0 million of 8.125% senior subordinated notes due 2011 ("8.125% Senior Notes"). The 8.125% Senior Notes were subsequently exchanged for replacement notes with identical terms, which were registered with the Securities and Exchange Commission.

During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June, commencing December 1, 2003. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 3.50% at December 31, 2003. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, so changes in fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent liability and reduced the carrying value of the related 6.125% Senior Notes by $23.2 million as of December 31, 2003.

In connection with the offering of the trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2003, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS.

The Credit Facility, the 8.125% Senior Notes, the 6.125% Senior Notes and the 4% Contingent Convertible Notes contain representations and warranties, covenants and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the Credit Facility are based on prevailing market rates as discussed in the following section.

The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. While no such plans currently exist, the Company may, in the future, refinance its indebtedness, issue additional indebtedness, or issue additional equity as deemed appropriate. The Company believes that, if needed, these additional external sources of financing are readily available.

Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at December 31, 2003 include $155.9 million outstanding under the term A loan portion of its June 2003 four-year, variable-rate Credit Facility at an interest rate of LIBOR plus 1.375%, or 2.5% at December 31, 2003 (a 100 basis point change in the interest rate would impact pretax interest expense by approximately $1.6 million per year); $375.0 million outstanding under its fixed-rate 8.125% Senior Notes, due 2011; $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; and $345.0 million outstanding under its 4.0% fixed-rate convertible debentures (the "4.0% Convertible Debentures"), due 2033. During the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125%

Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The estimated LIBOR-based floating rate was 3.50% at December 31, 2003 (a 100 basis point change in the interest rate would impact pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent liability and reduced the carrying value of the related 6.125% Senior Notes by $23.2 million as of December 31, 2003. At December 31, 2003, the fair value of Omnicare's Credit Facility approximates its carrying value, and the fair value of the 8.125% Senior Notes, 6.125% Senior Notes and 4.0% Convertible Debentures is approximately $409.7 million, $250.6 million and $439.9 million, respectively.

Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2003, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future results of operations.

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

Critical Accounting Policies
--------------------------------------------------------------------------------

The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses, and related disclosures of commitments and contingencies. On a regular basis, the Company evaluates the estimates used, including those related to bad debts, contractual allowances, inventory valuation, impairment of goodwill, insurance accruals, pension obligations, restructuring accruals, income taxes and other operating allowances and accruals. Management bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Pharmacy Services

Revenue is recognized when products or services are delivered or provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and medical products is reimbursable from state Medicaid and, to a lesser extent, the federal Medicare programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances. Accordingly, the total net sales and receivables reported in the Company's financial statements are recorded at the amount ultimately expected to be received from these payors. Contractual allowances are adjusted to actual as cash is received and claims are settled. The Company evaluates several criteria in developing the estimated contractual allowances on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.

Contract Research Services

A portion of the Company's revenues are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service, unless the units of service are performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue.

Allowance for Doubtful Accounts

The Company establishes the allowance for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews this allowance on an ongoing basis for appropriateness. Factors considered in determining the adequacy of the allowance include current and expected economic conditions and each customer's payment history and creditworthiness. Judgment is used to assess the collectibility of account balances and the creditworthiness of a customer. Given the Company's experience, management believes that the reserves for potential losses are adequate, but if one or more of the Company's larger customers were to default on its obligations, the Company could be exposed to losses in excess of the provisions established. If economic conditions worsen, or the Company's customers' reimbursement rates were to be adversely affected, impacting the Company's customers' ability to pay, management may adjust the allowance for doubtful accounts accordingly.

Inventories

The Company maintains inventory at lower of cost or market, with cost determined on the basis of the first-in, first-out method. There are no significant obsolescence reserves recorded since the Company has not historically experienced (nor does it expect to experience) significant levels of inventory write-offs.

Omnicare uses a periodic inventory system. Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases at least once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. The Company evaluates various criteria in developing estimated cost of goods sold during non-inventory months, including the historical cost of goods sold trends based on prior physical inventory results; a review of cost of goods sold information reflecting current customer contract terms; and consideration and analysis of changes in customer base, product mix, payor mix, state Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold. Actual cost of goods sold has not varied significantly from estimated amounts in non-inventory months.

Goodwill

SFAS 142 requires that goodwill and other indefinite-lived intangible assets be reviewed for impairment using a fair value based approach at least annually. SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired, and requires goodwill to be tested between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company's assessments to date have indicated that goodwill has not been impaired. Events may occur in the future that could result in an impairment of the Company's goodwill, and any resulting impairment charge could be material to the Company's financial position, results of operations or cash flows.

The assessment of goodwill impairment requires estimates of future cash flows. To the extent the carrying value of the assets exceed their fair value, an impairment loss would be recorded. Changes in these estimates of future cash flows due to unforeseen events could affect the outcome of the Company's goodwill impairment analysis.

Insurance Accruals

The Company is self-insured for certain health, property and casualty insurance claims. The Company closely monitors and continually evaluates its historical claims experience and obtains input from third-party insurance professionals to estimate the appropriate level of accrual for incurred claims. Although significant fluctuations may occur in the short term due to unforeseen events and claims, the Company's experience, coupled with its stop-loss coverage, has indicated that its methodology provides for reasonable insurance expense estimates over a long-term period.

Employee Benefit Plans

For certain of its employee benefit plans, the Company utilizes estimates in developing its actuarial assumptions (including such items as the expected long-term rate of return on plan assets, discount rate and rate of compensation increase, among other items), and relies on actuarial computations to estimate the future potential liability, expense and funding requirements associated with these benefits. These actuarial assumptions and estimates, if assessed differently, could have an impact on the Company's consolidated financial position, results of operations or cash flows. However, a 1% change in the discount rate used to calculate the Company's pension obligations would not have a material impact on the Company's operating results.

Restructuring Programs

The Company has recorded accruals in connection with its restructuring programs, primarily for facility exit costs (including lease obligations) and involuntary termination benefits. The accruals were established based on management's best estimate of the costs to be incurred and the timing of payments. Changes in these estimates or actual results could require the Company to make adjustments to the recorded accruals. Management reviews these accruals on a regular basis for appropriateness.

Income Taxes

The Company estimates its tax liabilities based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets (including those relating to net operating losses). If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could experience potential losses. Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential gains. A 1% change in the Company's overall 2003 effective tax rate would impact income tax and net income by $3.1 million (or $0.03 per diluted share).

Recently Issued Accounting Standards
--------------------------------------------------------------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This Statement includes new disclosure requirements related to a company's pensions. The annual disclosure provisions of SFAS 132 are effective for fiscal years ending after December 15, 2003. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2003. The required disclosure provisions of SFAS 132 have been incorporated into the notes to consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R"). The statement clarifies some of the provisions of the initial FASB Interpretation No. 46 ("FIN 46"), issued in January 2003. FIN 46-R is effective for the Company for financial statements initially issued after December 31, 2003. The adoption of FIN 46 did not have, and FIN 46-R is not expected to have, a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The guidance of EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Outlook
--------------------------------------------------------------------------------

The Company derives approximately one-half of its revenues directly from government sources, principally state Medicaid and to a lesser extent federal Medicare programs, and one-half from the private sector (including individual residents, third-party insurers and SNFs).

As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs. Since 1997, Congress has passed a number of federal laws that have effected major changes in the healthcare system.

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

In 1999 and 2000, Congress sought to restore some of the reductions in reimbursement resulting from PPS. A BBRA provision (subsequently modified by BIPA) gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when the

Centers for Medicare & Medicaid Services ("CMS") implements a refined patient classification system under PPS. CMS did not implement such refinements in fiscal year 2003, and the Bush Administration has indicated that the refinements also will not be implemented in fiscal year 2004, thus continuing the additional rate increases currently in place for certain high-acuity patients. BBRA also included an overall 4% across-the-board increase in payments otherwise determined under the BBA for all patients for federal fiscal years 2001 and 2002. In 2000, BIPA further increased reimbursement by means of a temporary 16.66% across-the-board increase in the nursing component of the federal rate for all patients for services furnished before October 1, 2002, and for fiscal year 2001, a 3.16% rate increase for all patients. These provisions of the BBRA and BIPA helped to improve the financial condition of SNFs, motivated them to increase admissions, particularly of higher acuity residents, and stabilized the unfavorable operating trends attributable to PPS. While certain of the increases in Medicare reimbursement for SNFs provided for under the BBRA and the BIPA expired on October 1, 2002, the impact of these expirations on the Company's customers has not had a significant impact on Omnicare to date. Nonetheless, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company's SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Partially offsetting the October 1, 2002 expiration of certain payment increases under BBRA and BIPA discussed above, CMS published, on August 4, 2003, a final rule announcing a 3.0% market basket increase in SNF PPS rates for fiscal year 2004, which began October 1, 2003. In addition, the rule increased fiscal year 2004 rates by an additional 3.26% to reflect cumulative forecast errors since the start of the SNF PPS on July 1, 1998. Together, CMS estimates that these adjustments will result in an estimated $850 million increase in Medicare payments to SNFs in fiscal year 2004. Moreover, the final rule does not adopt refinements to the current patient classification system for fiscal year 2004, which results in the continuation of the temporary add-on payment for certain high-acuity patients established by the BBRA. CMS estimates that these temporary payments will equal approximately $1 billion in fiscal year 2004. President Bush's proposed fiscal year 2005 budget indicates that the refinements will not be adopted in fiscal year 2005.

In December 2003, Congress enacted the MMA, which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Until the Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs beginning in June 2004 through a new prescription drug discount card program, which will give enrollees access to negotiated discounted prices for prescription drugs. Under the MMA, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called "dual eligibles") will have their prescription drug costs covered by the new Medicare drug benefit, including nursing home residents served by the Company whose drug costs are currently covered by state Medicaid programs. Implementation of the new Medicare drug benefit will require implementing regulations by CMS. In addition, the Secretary of the Department of Health and Human Services is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and, among other things, make recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to

Medicare beneficiaries in nursing facilities consistent with existing patient safety and quality of care standards. The MMA also reforms the Medicare Part B prescription drug payment methodology. The Company's revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA's legislative reforms ultimately will have on the Company.

Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets due to the economic downturn, which has led to decreasing reimbursement rates in certain states. On May 28, 2003, President Bush signed into law the "Jobs and Growth Reconciliation Tax Act," which includes $20 billion in temporary aid to the states, $10 billion of which is earmarked for state Medicaid programs. This additional funding expires June 30, 2004. In addition, some states continue to experience budget shortfalls, which may prompt them to consider implementing reductions in Medicaid reimbursement and other cost control measures. While the Company has managed to adjust to these pricing pressures to date, such pressures are likely to continue or escalate if economic recovery does not fully emerge, and there can be no assurance that such occurrence will not have an adverse impact on the Company's business.

Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the Medicare and Medicaid programs. Given competing national priorities, it remains difficult to predict the outcome and impact on the Company of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.

Demographic trends indicate that demand for long-term care will increase well into the middle of this century as the elderly population grows significantly. Moreover, those over 65 consume a disproportionately high level of healthcare services, including prescription drugs, when compared with the under-65 population. There is widespread consensus that appropriate pharmaceutical care is generally considered the most cost-effective form of treatment for the chronic ailments afflicting the elderly and also one that is able to improve the quality of life. Further, the pace and quality of new drug development is yielding many promising new drugs targeted at the diseases of the elderly. These new drugs may be more expensive than older, less effective drug therapies due to rising research costs. However, they are significantly more effective in curing or ameliorating illness and in lowering overall healthcare costs by reducing, among other things, hospitalizations, physician visits, nursing time and lab tests. These trends not only support long-term growth for the geriatric pharmaceutical industry but also containment of healthcare costs and the well-being of the nation's growing elderly population.

In order to fund this growing demand, the Company anticipates that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies.
While it is not possible to predict the effect of any further initiatives on Omnicare's business, management believes that the Company's expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today's healthcare environment. Further, while volatility can occur from time to time in the contract research business owing to factors such as the success or failure of its clients' compounds, the timing or budgetary constraints of its clients, or consolidation in the pharmaceutical industry, new drug discovery remains an important priority of pharmaceutical manufacturers. Pharmaceutical manufacturers, in order to optimize their research and development efforts, will continue to turn to contract research organizations to assist them in accelerating drug research development and commercialization.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information
--------------------------------------------------------------------------------

In addition to historical information, this report contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made on the basis of management's views and assumptions regarding business performance as of the time the statements are made, and management does not undertake any obligation to update these statements. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to "beliefs," "expectations," "anticipations," "intentions" or similar words) and all statements which are not statements of historical fact.

Forward-looking statements in this report include, but are not limited to, the following: expectations concerning the Company's financial performance, results of operations or business outlook; trends in the long-term healthcare and contract research industries generally; anticipated demographic trends in the healthcare industry; the impact of drug price inflation; changes in government and other reimbursement formulas to take into account drug price inflation or deflation; the ability to allocate resources in order to enhance gross profit margins; the ability to continue the Company's valuation creation strategy through expanding its core pharmaceutical business and leveraging that business through the development and expansion of clinical information services; the Company's ability to continue to leverage fixed and variable overhead costs through internal and acquired growth; the impact of the 2003 refinancing in enhancing the Company's financial position and providing financial flexibility to support its ongoing growth strategies; other factors affecting the Company's strategy for future growth; the effectiveness of the Company's unit-of-use controls and computerized documentation system;
the effectiveness of the Company's health and outcomes management programs;
the ability to leverage the Company's CRO business and its core pharmacy business as anticipated; expectations concerning product and market development efforts; trends concerning the commencement, continuation or cancellation of CRO projects and backlog; the effectiveness of recent cost reduction efforts in the CRO; volatility in the CRO business; anticipated business performance of the CRO in 2004; trends in healthcare funding issues, including state Medicaid budgets, enrollee eligibility, escalating drug prices due to higher utilization among seniors and the aging of the population;
the introduction of more expensive medications, and increasing use of generic medications; the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs; the cost-effectiveness of pharmaceuticals in treating chronic illnesses for the elderly; the effectiveness of the Company's formulary compliance program; the effectiveness of the Company's pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the adequacy and availability of the Company's sources of liquidity and capital; payments of future quarterly dividends; the adequacy of the Company's net cash flows from operating activities, credit facilities and other long and short-term debt financings to satisfy the Company's future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future; the ability, if necessary, to refinance indebtedness or issue additional indebtedness or equity; interest rate risk on the Company's outstanding debt; valuations of derivative instruments embedded in the Company's trust PIERS instruments; the adequacy of the Company's allowance for doubtful accounts; expectations concerning inventory write-offs; the adequacy of insurance expense estimates and methodology; the adequacy of the provisions for current or deferred taxes; the impact of reduced government reimbursement rates to the Company's SNF clients which could adversely affect the timing or level of SNF payments to the Company; the impact of the MMA; the impact of continued pressure on federal and state Medicaid budgets and budget shortfalls which have led to decreasing reimbursement rates and other cost control measures in certain states; the Company's ability to respond to such federal and state budget shortfalls and corresponding reductions in Medicaid reimbursement rates; the effect of any changes and considerations in long-term healthcare funding policies for Medicare and Medicaid programs; expected demand for long-term care; the pace and quality of new drug development targeted at diseases of the elderly; the impact of newer drugs that, although more expensive, are more efficient at treating illness and thereby reduce overall healthcare costs; trends and expectations concerning long-term growth prospects for the geriatric care industry and the containment of healthcare costs for the elderly; expectations concerning the growth in the elderly population; anticipated changes in healthcare delivery systems and payment methodologies in order to fund growing demand; the ability of the Company to utilize its expertise in geriatric pharmaceutical care and pharmaceutical cost management to meet the anticipated challenges of the healthcare environment; the belief that new drug discovery will remain an important priority for pharmaceutical manufacturers; and expectations concerning the continued need for pharmaceutical manufacturers to utilize contract research businesses in optimizing research and development efforts.

These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics; the ability to attract new clients and service contracts and retain existing clients and service contracts; trends for the continued growth of the Company's businesses; the effectiveness of the Company's formulary compliance program; trends in drug pricing, including the impact and pace of pharmaceutical price increases;
delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets; the overall financial condition of the Company's customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the

Company's pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated revenues, economies of scale, cost synergies and profitability;
the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company's revenues, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company's products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company's implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; the impact of the MMA and its implementing regulations; legislation and regulations affecting payment and reimbursement rates for SNFs; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company's ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to Omnicare's CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans; events or circumstances which result in an impairment of goodwill; market conditions which adversely affect the valuation of the trust PIERS instruments; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company's stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; and changes in accounting rules and standards.

Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is set forth in the "Quantitative and Qualitative Disclosures about Market Risk" caption at Part II, Item 7, of this Filing.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

                                                                            Page
                                                                            ----
Financial Statements:

   Report of Independent Auditors                                            60
   Consolidated Statements of Income                                         61
   Consolidated Balance Sheets                                               62
   Consolidated Statements of Cash Flows                                     63
   Consolidated Statements of Stockholders' Equity                           64
   Notes to Consolidated Financial Statements                                65

Financial Statement Schedule:

   II - Valuation and Qualifying Accounts                                    S-1

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

                         Report of Independent Auditors

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.


/s/ PricewaterhouseCoopers LLP
-------------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
February 6, 2004

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

 (In thousands, except per share data)

                                                  For the years ended December 31,
                                               ------------------------------------
                                                  2003         2002         2001
                                               ----------   ----------   ----------
Sales                                          $3,474,354   $2,606,450   $2,159,131
Reimbursable out-of-pockets                        24,820       26,304       23,905
                                               ----------   ----------   ----------
   Total net sales                              3,499,174    2,632,754    2,183,036
                                               ----------   ----------   ----------
Cost of sales                                   2,576,794    1,915,397    1,579,732
Reimbursed out-of-pocket expenses                  24,820       26,304       23,905
                                               ----------   ----------   ----------
   Total direct costs                           2,601,614    1,941,701    1,603,637
                                               ----------   ----------   ----------
Gross profit                                      897,560      691,053      579,399
Selling, general and administrative expenses      509,977      411,272      349,545
Goodwill amortization (Note 5)                         --           --       33,199
Restructuring charges (Note 12)                        --       23,195       18,344
Other expense (Note 13)                                --           --        4,817
                                               ----------   ----------   ----------
Operating income                                  387,583      256,586      173,494
Investment income                                   4,166        3,276        2,615
Interest expense (Note 7)                         (81,300)     (56,811)     (56,324)
                                               ----------   ----------   ----------
Income before income taxes                        310,449      203,051      119,785
Income taxes                                      116,081       77,145       45,514
                                               ----------   ----------   ----------
Net income                                     $  194,368   $  125,906   $   74,271
                                               ==========   ==========   ==========
Earnings per share:
   Basic                                       $     1.97   $     1.34   $     0.80
                                               ==========   ==========   ==========
   Diluted                                     $     1.93   $     1.33   $     0.79
                                               ==========   ==========   ==========
Weighted average number of common shares
   outstanding:
   Basic                                           98,800       94,168       93,124
                                               ==========   ==========   ==========
   Diluted                                        103,243       94,905       93,758
                                               ==========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except share data)
                                                                            December 31,
                                                                         2003         2002
                                                                      -----------------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  187,413   $  137,936
   Restricted cash                                                           714        3,147
   Accounts receivable, less allowances of $108,813 (2002-$68,593)       678,255      522,857
   Unbilled  receivables                                                  15,281       25,062
   Inventories                                                           326,550      190,464
   Deferred income tax benefits                                           53,224       18,621
   Other current assets                                                  121,651      103,471
                                                                      ----------   ----------
      Total current assets                                             1,383,088    1,001,558
Properties and equipment, at cost less accumulated
   depreciation of $200,498 (2002-$177,870)                              148,307      139,908
Goodwill                                                               1,690,558    1,188,907
Other noncurrent assets                                                  173,068       97,212
                                                                      ----------   ----------
      Total assets                                                    $3,395,021   $2,427,585
                                                                      ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  296,089   $  175,648
   Current debt                                                           20,709          110
   Accrued employee compensation                                          30,611       22,627
   Deferred revenue                                                       22,454       25,254
   Income taxes payable                                                   16,244        6,837
   Other current liabilities                                              76,653       66,174
                                                                      ----------   ----------
      Total current liabilities                                          462,760      296,650
Long-term debt                                                           135,855          187
5.0% convertible subordinated debentures, due 2007                            --      345,000
8.125% senior subordinated notes, due 2011                               375,000      375,000
6.125% senior subordinated notes, net, due 2013                          226,822           --
4.0% contingent convertible notes, due 2033                              345,000           --
Deferred income tax liabilities                                           50,913       84,071
Other noncurrent liabilities                                             122,647       51,615
                                                                      ----------   ----------
      Total liabilities                                                1,718,997    1,152,523
                                                                      ----------   ----------
Commitments and contingencies (Note 15)

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
      none issued and outstanding                                             --           --
   Common stock, $1 par value, 200,000,000 shares authorized,
      105,050,900 shares issued (2002-95,441,400 shares issued)          105,051       95,441
   Paid-in capital                                                       986,138      737,421
   Retained earnings                                                     684,348      498,856
   Treasury stock, at cost-1,863,000 shares (2002-1,139,900 shares)      (46,087)     (23,471)
   Deferred compensation                                                 (49,528)     (29,018)
   Accumulated other comprehensive income                                 (3,898)      (4,167)
                                                                      ----------   ----------
      Total stockholders' equity                                       1,676,024    1,275,062
                                                                      ----------   ----------
      Total liabilities and stockholders' equity                      $3,395,021   $2,427,585
                                                                      ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands)
                                                                       For the years ended December 31,
                                                                      ---------------------------------
                                                                         2003        2002        2001
                                                                      ---------   ---------   ---------
Cash flows from operating activities:
Net income                                                            $ 194,368   $ 125,906   $  74,271
Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation                                                       37,783      33,129      32,164
      Amortization                                                       15,237      12,134      41,906
      Provision for doubtful accounts                                    44,680      31,163      25,490
      Deferred tax  provision                                            43,685      15,428      17,305
      Write-off of debt issuance costs                                    3,755          --          --
      Non-cash portion of restructuring charges                              --       9,060       2,811
Changes in assets and liabilities, net of effects
   from acquisition of businesses:
      Accounts receivable and unbilled receivables                      (96,971)    (41,788)    (50,774)
      Inventories                                                       (87,278)    (28,261)    (12,949)
      Current and noncurrent assets                                       8,988     (37,046)      6,292
      Accounts payable                                                   31,121      34,829      15,130
      Accrued employee compensation                                         705         517      (1,993)
      Deferred revenue                                                   (2,800)    (14,084)     11,005
      Current and noncurrent liabilities                                (23,789)     18,122      (7,571)
                                                                      ---------   ---------   ---------
         Net cash flows from operating activities                       169,484     159,109     153,087
                                                                      ---------   ---------   ---------
Cash flows from investing activities:
   Acquisition of businesses                                           (663,411)   (127,783)    (20,263)
   Capital expenditures                                                 (17,115)    (24,648)    (26,222)
   Transfer of cash to trusts for employee health and
      severance costs, net of payments out of the trust                   2,433        (225)       (622)
   Other                                                                     44         273         305
                                                                      ---------   ---------   ---------
         Net cash flows from investing activities                      (678,049)   (152,383)    (46,802)
                                                                      ---------   ---------   ---------
Cash flows from financing activities:
   Borrowings on line of credit facilities and term loans               749,000      90,000      70,000
   Payments on line of credit facilities and term loans                (593,103)   (120,000)   (475,000)
   Proceeds from long-term borrowings                                   595,000          --     375,000
   Payments on long-term borrowings and obligations                    (354,167)       (214)     (2,898)
   Fees paid for financing arrangements                                 (24,541)         --     (16,254)
   Proceeds from stock offering, net of issuance costs                  178,774          --          --
   Proceeds from stock awards and exercise of
      stock options, net of stock tendered in payment                    12,275         667       8,065
   Dividends paid                                                        (8,876)     (8,491)     (8,468)
   Other                                                                    122          72          --
                                                                      ---------   ---------   ---------
         Net cash flows from financing activities                       554,484     (37,966)    (49,555)
                                                                      ---------   ---------   ---------

Effect of exchange rate changes on cash                                   3,558         780          59
                                                                      ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                     49,477     (30,460)     56,789
Cash and cash equivalents at beginning of year - unrestricted           137,936     168,396     111,607
                                                                      ---------   ---------   ---------

Cash and cash equivalents at end of year - unrestricted               $ 187,413   $ 137,936   $ 168,396
                                                                      =========   =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except per share data)


                                                      Common     Paid-in   Retained   Treasury
                                                       Stock     Capital   Earnings     Stock
                                                     --------   --------   --------   --------
Balance at January 1, 2001                           $ 92,731   $692,695   $315,638   $(10,808)
   Dividends paid ($0.09 per share)                        --         --     (8,468)        --
   Stock acquired for benefit plans                        --         --         --        (83)
   Exercise of stock options                            1,430     20,691         --     (6,614)
   Stock awards, net of amortization                      511      9,747         --     (2,319)
   Other                                                   --       (432)        --         --
                                                     --------   --------   --------   --------
   Subtotal                                            94,672    722,701    307,170    (19,824)
                                                     --------   --------   --------   --------
   Net income                                              --         --     74,271         --
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                    --         --         --         --
      Unrealized appreciation in fair value of
         investments                                       --         --         --         --
      Equity adjustment for minimum
         pension liability                                 --         --         --         --
                                                     --------   --------   --------   --------
    Comprehensive income (loss)                            --         --     74,271         --
                                                     --------   --------   --------   --------
Balance at December 31, 2001                           94,672    722,701    381,441    (19,824)
   Dividends paid ($0.09 per share)                        --         --     (8,491)        --
   Stock acquired for benefit plans                        --         --         --       (112)
   Exercise of stock options                              229      4,055         --       (313)
   Stock awards, net of amortization                      540     10,807         --     (3,222)
   Other                                                   --       (142)        --         --
                                                     --------   --------   --------   --------
   Subtotal                                            95,441    737,421    372,950    (23,471)
                                                     --------   --------   --------   --------
   Net income                                              --         --    125,906         --
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                    --         --         --         --
      Unrealized appreciation in fair value of
         investments                                       --         --         --         --
      Equity adjustment for minimum
         pension liability                                 --         --         --         --
                                                     --------   --------   --------   --------
   Comprehensive income                                    --         --    125,906         --
                                                     --------   --------   --------   --------
Balance at December 31, 2002                           95,441    737,421    498,856    (23,471)
   Dividends paid ($0.09 per share)                        --         --     (8,876)         -
   Stock acquired for benefit plans                        --          -         --       (157)
   Issuance of common stock                             6,469    172,305         --         --
   Stock issued in connection with acquisition             79      2,921         --         --
   Exercise of stock options                            2,208     46,793         --    (17,326)
   Stock awards, net of amortization                      854     26,612         --     (5,133)
   Other                                                   --         86         --         --
                                                     --------   --------   --------   --------
   Subtotal                                           105,051    986,138    489,980    (46,087)
                                                     --------   --------   --------   --------
   Net income                                              --         --    194,368         --
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                    --         --         --         --
      Unrealized appreciation in fair value of
         investments                                       --         --         --         --
      Equity adjustment for minimum
         pension liability                                 --         --         --         --
                                                     --------   --------   --------   --------
   Comprehensive income                                    --         --    194,368         --
                                                     --------   --------   --------   --------
Balance at December 31, 2003                         $105,051   $986,138   $684,348   $(46,087)
                                                     ========   ========   ========   ========

(In thousands, except per share data)
                                                                     Accumulated
                                                                        Other           Total
                                                       Deferred     Comprehensive   Stockholders'
                                                     Compensation       Income          Equity
                                                     ------------   -------------   -------------
Balance at January 1, 2001                             $(18,915)       $(2,918)       $1,068,423
   Dividends paid ($0.09 per share)                          --             --            (8,468)
   Stock acquired for benefit plans                          --             --               (83)
   Exercise of stock options                                 --             --            15,507
   Stock awards, net of amortization                     (5,358)            --             2,581
   Other                                                     --             --              (432)
                                                       --------        -------        ----------
   Subtotal                                             (24,273)        (2,918)        1,077,528
                                                       --------        -------        ----------
   Net income                                                --             --            74,271
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                      --             59                59
      Unrealized appreciation in fair value of
         investments                                         --            208               208
      Equity adjustment for minimum
         pension liability                                   --         (2,283)           (2,283)
                                                       --------        -------        ----------
    Comprehensive income (loss)                              --         (2,016)           72,255
                                                       --------        -------        ----------
Balance at December 31, 2001                            (24,273)        (4,934)        1,149,783
   Dividends paid ($0.09 per share)                          --             --            (8,491)
   Stock acquired for benefit plans                          --             --              (112)
   Exercise of stock options                                 --             --             3,971
   Stock awards, net of amortization                     (4,745)            --             3,380
   Other                                                     --             --              (142)
                                                       --------        -------        ----------
   Subtotal                                             (29,018)        (4,934)        1,148,389
                                                       --------        -------        ----------
   Net income                                                --             --           125,906
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                      --            781               781
      Unrealized appreciation in fair value of
         investments                                         --          1,274             1,274
      Equity adjustment for minimum
         pension liability                                   --         (1,288)           (1,288)
                                                       --------        -------        ----------
   Comprehensive income                                      --            767           126,673
                                                       --------        -------        ----------
Balance at December 31, 2002                            (29,018)        (4,167)        1,275,062
   Dividends paid ($0.09 per share)                          --             --            (8,876)
   Stock acquired for benefit plans                          --             --              (157)
   Issuance of common stock                                  --             --           178,774
   Stock issued in connection with acquisition               --             --             3,000
   Exercise of stock options                                 --             --            31,675
   Stock awards, net of amortization                    (20,510)            --             1,823
   Other                                                     --             --                86
                                                       --------        -------        ----------
   Subtotal                                             (49,528)        (4,167)        1,481,387
                                                       --------        -------        ----------
   Net income                                                --             --           194,368
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                      --          3,882             3,882
      Unrealized appreciation in fair value of
         investments                                         --           (895)             (895)
      Equity adjustment for minimum
         pension liability                                   --         (2,718)           (2,718)
                                                       --------        -------        ----------
   Comprehensive income                                      --            269           194,637
                                                       --------        -------        ----------
Balance at December 31, 2003                           $(49,528)       $(3,898)       $1,676,024
                                                       ========        =======        ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. and its subsidiaries ("Omnicare" or the "Company") provide geriatric pharmaceutical care and clinical research services. At December 31, 2003, Omnicare served long-term care facilities comprising approximately 1,003,000 beds in 47 states and the District of Columbia, making Omnicare the nation's largest provider of professional pharmacy, related consulting and data management services for skilled nursing, assisted living and other institutional healthcare providers. The Company also provided clinical research services for the pharmaceutical and biotechnology industries in 29 countries worldwide at December 31, 2003.

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

Fair Value of Financial Instruments

For cash and cash equivalents, restricted cash, accounts receivable and unbilled receivables, the carrying value of these items approximates their fair value. The fair value of restricted funds held in trust for settlement of the Company's employee benefit obligations is based on quoted market prices of the investments held by the trustee. For accounts payable, the carrying value approximates fair value. The fair value of the Company's $750.0 million credit facility approximates its carrying value, as the effective interest rate fluctuates with changes in market rates. The fair value of the 8.125% senior subordinated notes, 6.125% senior subordinated notes and 4.0% contingent convertible notes, respectively, was $409.7 million, $250.6 million and $439.9 million at December 31, 2003, as determined by quoted market rates on that date. During 2003, the Company entered into an interest rate swap agreement on all $250.0 million of its aggregate principal amount of the 6.125% senior subordinated notes. The fair value of the interest rate swap agreement reduced the carrying value of the 6.125% senior subordinated notes by $23.2 million as of December 31, 2003.

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

The Company establishes allowances for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews this allowance on an ongoing basis for appropriateness, and such losses have been within management's expectations. For the years ended December 31, 2003, 2002 and 2001, no single customer accounted for 10% or more of revenues. The Company generally does not require collateral.

Approximately one-half of Omnicare's pharmacy services billings are directly reimbursed by government-sponsored programs. These programs include state Medicaid and, to a lesser extent, the federal Medicare programs. The remainder of Omnicare's billings are paid or reimbursed by individual residents, long-term care facilities and other third-party payors, including private insurers. A portion of these revenues also is indirectly dependent on government programs. The table below represents the Company's approximated payor mix for the last three years:

                                                             2003   2002   2001
                                                             ----   ----   ----
State Medicaid programs                                        47%    46%    44%
Private pay and long-term care facilities(a)                   45%    44%    44%
Federal Medicare programs(b)                                    2%     2%     3%
Other private sources(c)                                        6%     8%     9%
                                                              ---    ---    ---
   Totals                                                     100%   100%   100%
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

Omnicare uses a periodic inventory system. Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases at least once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. The Company evaluates various criteria in developing estimated cost of goods sold during non-inventory months, including the historical cost of goods sold trends based on prior physical inventory results; a review of cost of goods sold information reflecting current customer contract terms; and consideration and analysis of changes in customer base, product mix, payor mix, state Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold. Actual cost of goods sold has not varied significantly from estimated amounts in non-inventory months.

Properties and Equipment

Properties and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are charged to expense as incurred. Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from five to 10 years for computer equipment and software, machinery and equipment, and furniture and fixtures. Buildings and building improvements are depreciated over 40 years, and leasehold improvements are amortized over the lesser of the lease terms or their useful lives. The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives, ranging from five to 10 years.

Leases

Leases that substantially transfer all of the benefits and risks of ownership of property to Omnicare or otherwise meet the criteria for capitalization under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis as previously described. Rental payments under operating leases are expensed as incurred.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property and equipment, software (acquired and internally developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements and technology assets, all originating from business combinations accounted for as purchase transactions. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, goodwill is no longer amortized but is instead reviewed for impairment at least annually and upon the occurrence of an event that indicates impairment may have occurred. Intangible assets that will continue to be amortized under SFAS 142 are amortized using the straight-line method over their useful lives, ranging from three to 13 years.

Debt issuance costs are included in other assets and are amortized using the effective interest method over the life of the related debt.

Insurance Accruals

The Company is self-insured for certain health, property and casualty insurance claims, with a stop-loss umbrella policy to limit the maximum potential liability for both individual and aggregate claims for a plan year. Claims are paid as they are submitted to the respective plan administrators. The Company records monthly expense for the self-insurance plans in its financial statements for incurred claims, based on historical claims experience and input from third-party insurance professionals in order to determine the appropriate accrual level. The accrual gives consideration to claims that have been incurred but not yet paid and/or reported to the plan administrator. The Company establishes the accruals based on the historical claim lag periods and current payment trends for insurance claims.

Revenue Recognition

Pharmacy Services

Revenue is recognized when products or services are delivered or provided to the customer. A significant portion of the Company's revenues from sales of pharmaceutical and medical products is reimbursable from state Medicaid and, to a lesser extent, the federal Medicare programs. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances. Accordingly, the total net sales and receivables reported in the Company's financial statements are recorded at the amount ultimately expected to be received from these payors. Contractual allowances are adjusted to actual as cash is received and claims are settled. The Company evaluates several criteria in developing the estimated contractual allowances on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.

Contract Research Services

A portion of the Company's revenues are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service, unless the units of service are performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue on the accompanying consolidated balance sheets. In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), the Company has recorded reimbursements received for "out-of-pocket" expenses on a grossed-up basis in the income statement as revenues and expenses.

Stock-Based Employee Compensation

At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Consolidated Financial Statements. As permitted under U.S. GAAP, the Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for stock options (in thousands, except per share data):

                                                For the years ended December 31,
                                                   2003       2002       2001
                                                --------------------------------
Net income, as reported                          $194,368   $125,906   $74,271
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                       6,147      5,949     3,778
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method, net of related
   tax effects                                    (15,149)   (13,784)   (7,306)
                                                 --------   --------   -------
Pro forma net income                             $185,366   $118,071   $70,743
                                                 ========   ========   =======
Earnings per share:
   Basic - as reported                           $   1.97   $   1.34   $  0.80
                                                 ========   ========   =======
   Basic - pro forma                             $   1.88   $   1.25   $  0.76
                                                 ========   ========   =======
   Diluted - as reported                         $   1.93   $   1.33   $  0.79
                                                 ========   ========   =======
   Diluted - pro forma                           $   1.84   $   1.24   $  0.75
                                                 ========   ========   =======

The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

                                                        2003     2002     2001
                                                       ------   ------   ------
Volatility                                                 59%      63%      64%
Risk-free interest rate                                   3.4%     3.1%    3.75%
Dividend yield                                            0.2%     0.4%     0.4%
Expected term of options (in years)                       5.1      5.5      4.9
Weighted average fair value per option                 $17.97   $14.80   $10.97

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

Comprehensive Income

The accumulated aftertax other comprehensive income (loss) adjustments at December 31, 2003 and 2002, net of aggregate applicable tax benefits of $3.2 million and $1.0 million, respectively, by component and in the aggregate, follow (in thousands):

                                                                  December 31,
                                                                2003      2002
                                                              -----------------
Cumulative foreign currency translation adjustments           $ 1,311   $(2,571)
Unrealized appreciation in fair value of investments            1,080     1,975
Equity adjustment for minimum pension liability                (6,289)   (3,571)
                                                              -------   -------
Total accumulated other comprehensive loss adjustments, net   $(3,898)  $(4,167)
                                                              =======   =======

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and amounts reported in the accompanying notes. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts; the net carrying value of inventories; the goodwill impairment assessment; accruals pursuant to the Company's restructuring initiatives; employee benefit plan assumptions and reserves; current and deferred income tax assets, liabilities and provisions; and various other operating allowances and accruals (including health, property and casualty insurance accruals). Actual results could differ from those estimates depending upon certain risks and uncertainties.

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare's customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; other contingent liabilities; loss or delay of contracts pertaining to the Company's Contract Research Organization ("CRO" or "CRO Services") segment for regulatory or other reasons; currency fluctuations between the U.S. dollar and other currencies; changes in interest rates; changes in the valuation of the Company's financial instruments, including the swap agreement and other derivative instruments; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; and changes in accounting rules and standards.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This Statement includes new disclosure requirements related to a company's pensions. The annual disclosure provisions of SFAS 132 are effective for fiscal years ending after December 15, 2003. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2003. The required disclosure provisions of SFAS 132 have been incorporated into the notes to consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R"). The statement clarifies some of the provisions of the initial FASB Interpretation No. 46 ("FIN 46"), issued in January 2003. FIN 46-R is effective for the Company for financial statements initially issued after December 31, 2003. The adoption of FIN 46 did not have, and FIN 46-R is not expected to have, a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The guidance of EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications of prior-year amounts have been made to conform with the current-year presentation.

Note 2 - Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies and medical supply companies, which complement the Company's core business. During the years ended December 31, 2003 and 2002, the Company completed two and one significant acquisitions, respectively, all of which were institutional pharmacy businesses that were accounted for using the purchase method. No acquisitions of businesses were completed during the year ended December 31, 2001.

In accordance with U.S. GAAP, all business combinations entered into after July 1, 2001 are accounted for using the purchase method, which requires that the purchase price paid for each acquisition be allocated to the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to final determination within one year after the acquisition date.

On July 15, 2003, Omnicare acquired the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $82 million. The Company funded the acquisition of SunScript from existing cash balances. Up to an additional $15.0 million may become payable post-closing, subject to adjustment. The Company is using an independent valuation firm to assist with the completion of the purchase price allocation, including the identification of goodwill and other identifiable intangible assets.

At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services to skilled nursing and assisted living facilities comprised of approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that Sun Healthcare is divesting). SunScript served these facilities through its network of 31 long-term care pharmacies. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of SunScript have been included from the date of acquisition in the Company's financial statements.

The following table summarizes the estimated fair values of the net assets acquired at the date of the SunScript acquisition (in thousands):

Current assets                                                         $ 34,699
Property and equipment                                                    4,771
Noncurrent assets, including
   intangible assets and goodwill                                        63,575
Current liabilities                                                     (21,331)
                                                                       --------
Total net assets acquired                                              $ 81,714
                                                                       ========

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

The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $500 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company initially financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility. The Company later refinanced the borrowings under its three-year, $500.0 million revolving credit facility, as described further in Note 7 of the Notes to Consolidated Financial Statements.

At the time of the acquisition, NCS provided professional pharmacy and related services to long-term care facilities, including skilled nursing and assisted living facilities in 33 states and managed hospital pharmacies in 10 states. NCS added approximately 182,000 beds served in the first quarter of 2003. In addition to broadening its geographic reach, Omnicare achieved certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of NCS have been included from the date of acquisition in the Company's financial statements. The Company has completed its purchase price allocation, including the identification of goodwill, deferred tax assets, and other intangible assets based on an appraisal performed by an independent valuation firm.

The following table summarizes the fair values of the net assets acquired at the date of the NCS acquisition (in thousands):

Current assets                                                        $  95,845
Deferred tax assets                                                     108,921
Property and equipment                                                   18,275
Intangible assets                                                        53,906
Goodwill                                                                366,916
Other assets                                                              9,650
Current liabilities                                                    (130,336)
Other liabilities                                                       (23,636)
                                                                      ---------
Total net assets acquired                                             $ 499,541
                                                                      =========

In connection with the purchase of NCS, the Company acquired amortizable intangible assets comprised of customer relationship, developed technology and non-compete agreement assets totaling $46.2 million, $6.0 million and $1.7 million, respectively. Amortization periods for customer relationship, developed technology and non-compete agreement assets are 13.0 years, 8.0 years and 3.0 years, respectively, and 12.3 years on a weighted-average basis. The Company has also recorded goodwill totaling approximately $367 million (of which approximately $280 million is tax deductible) in connection with the acquisition. Further discussion of goodwill and other intangible assets is included in Note 5 of the Notes to Consolidated Financial Statements.

On January 7, 2002, Omnicare completed the acquisition of the assets comprising the pharmaceutical business of American Pharmaceutical Services, Inc. and related entities (collectively, "APS"). The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs which aggregated approximately $132 million (including an adjustment based on the closing balance sheet review and $18.0 million in deferred payments made in 2003, satisfying all future contingent payments under the acquisition agreement).

At the time of the acquisition, APS provided professional pharmacy-related consulting services to approximately 60,000 residents of skilled nursing and assisted living facilities through its network of 32 pharmacies in 15 states, as well as respiratory and Medicare Part B services for residents of long-term care facilities. With the acquisition, Omnicare has achieved certain economies of scale and operational efficiencies, as well as expanded its geographic reach.

The following table summarizes the fair values of the net assets acquired at the date of the APS acquisition (in thousands):

Current assets                                                          $ 40,934
Property and equipment                                                     8,358
Intangible assets                                                          4,400
Goodwill                                                                  78,072
                                                                        --------
Total net assets acquired                                               $131,764
                                                                        ========

In connection with the purchase of APS, the Company acquired amortizable intangible assets comprised of customer relationship and non-compete agreement assets totaling $3.1 million and $1.3 million, respectively. Amortization periods for the customer relationship and non-compete agreement assets are 4.7 years and 10.0 years, respectively, and 6.3 years on a weighted-average basis. The Company has also recorded goodwill totaling approximately $78 million (all of which is tax deductible) in connection with the acquisition. Further discussion of goodwill and other intangible assets is included in Note 5 of the Notes to Consolidated Financial Statements.

Pro forma information for NCS and SunScript is not presented for the year ended December 31, 2003, as the results of NCS are included in those of the Company from the closing date of January 15, 2003, and the difference from the beginning of the period is not significant, and the impact of SunScript is not presented due to the lack of significance on the pro forma combined results.

Unaudited pro forma combined results of operations of the Company, NCS and SunScript for the year ended December 31, 2002, are presented below. Such pro forma presentation has been prepared assuming that the NCS and SunScript acquisitions had been made as of January 1, 2002. Pro forma information for APS is not presented for the year ended December 31, 2002, as the results of APS are included in those of the Company from the closing date of January 7, 2002, and the difference from the beginning of the period is not significant.

The unaudited pro forma combined financial information follows (in thousands, except per share data):

                                                              For the year ended
                                                               December 31, 2002
                                                              ------------------
Net sales                                                         $3,444,463

Net income                                                        $  103,208
Earnings per share:
   Basic                                                          $     1.10
   Diluted                                                        $     1.09

Warrants outstanding as of December 31, 2003, issued in connection with acquisitions, represent the right to purchase 1.8 million shares of Omnicare common stock. These warrants can be exercised at any time through 2006 at prices ranging from $29.70 to $48.00 per share. There were no warrants to purchase shares of common stock exercised in 2003.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether certain future events occur. The agreements also include provisions containing a number of representations and covenants by the seller and provide that if those representations are found not to have been true or if those covenants are violated, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the related agreement. There are no significant anticipated future offsets against acquisition-related payables and/or contingencies under indemnity provisions as of December 31, 2003 and 2002. Amounts contingently payable through 2006, primarily representing payments originating from earnout provisions, total approximately $31.1 million as of December 31, 2003 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made. The amount of cash paid for acquisitions of businesses in the Consolidated Statements of Cash Flows represents acquisition-related payments made in each of the years of acquisition, as well as acquisition-related payments made during each of the years pursuant to acquisition transactions entered into in prior years.

Note 3 - Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

                                                                 December 31,
                                                               2003       2002
                                                             -------------------
Cash (including restricted cash)                             $ 75,376   $ 58,751
Money market funds                                                 --     20,334
U.S. government-backed repurchase agreements                  112,751     61,998
                                                             --------   --------

                                                             $188,127   $141,083
                                                             ========   ========

Repurchase agreements represent investments in U.S. government-backed securities (treasury issues and government agency issues at December 31, 2003 and 2002, respectively) under agreements to resell the securities to the counterparty.
The term of the agreement usually spans overnight, but in no case is longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the bank counterparty.

Note 4 - Properties and Equipment

A summary of properties and equipment follows (in thousands):

                                                               December 31,
                                                             2003        2002
                                                          ---------------------
Land                                                      $   1,624   $   1,553
Buildings and building improvements                           7,526       5,256
Computer equipment and software                             189,367     172,605
Machinery and equipment                                      86,780      79,804
Furniture, fixtures and leasehold improvements               63,508      58,560
                                                          ---------   ---------

                                                            348,805     317,778
Accumulated depreciation                                   (200,498)   (177,870)
                                                          ---------   ---------

                                                          $ 148,307   $ 139,908
                                                          =========   =========

Note 5 - Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of the previously reported net income and earnings per share adjusted for the exclusion of goodwill amortization, net of tax, follows (in thousands, except per share data):

                                                              For the year ended
                                                               December 31, 2001
                                                              ------------------
Net income, as reported                                             $74,271
Goodwill amortization, net of tax                                    20,583
                                                                    -------
Adjusted net income                                                 $94,854
                                                                    =======

Basic earnings per share:
Net income, as reported                                             $  0.80
Goodwill amortization, net of tax                                      0.22
                                                                    -------
Adjusted net income                                                 $  1.02
                                                                    =======

Diluted earnings per share:
Net income, as reported                                             $  0.79
Goodwill amortization, net of tax                                      0.22
                                                                    -------
Adjusted net income                                                 $  1.01
                                                                    =======

During the third quarters of 2003 and 2002, the Company completed its annual goodwill impairment assessment based on an evaluation of estimated future cash flows and determined that goodwill was not impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003, by business segment, are as follows (in thousands):

                                               Pharmacy       CRO
                                               Services    Services      Total
                                              ----------   --------   ----------
Balance as of January 1, 2002                 $1,085,938    $37,862   $1,123,800
Goodwill acquired in the year
   ended December 31, 2002                        61,272         --       61,272
Other                                              2,729      1,106        3,835
                                              ----------    -------   ----------
Balance as of December 31, 2002                1,149,939     38,968    1,188,907
Goodwill acquired in the year
   ended December 31, 2003                       473,160         --      473,160
Other                                             26,505      1,986       28,491
                                              ----------    -------   ----------
Balance as of December 31, 2003               $1,649,604    $40,954   $1,690,558
                                              ==========    =======   ==========

The "Other" caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions), as well as the effect of adjustments due to foreign currency translations, which relate solely to CRO Services.

The table below presents the Company's other intangible assets at December 31, 2003 and 2002, all of which are subject to amortization (in thousands):

                                                       December 31, 2003
                                              ----------------------------------
                                                Gross                      Net
                                              Carrying    Accumulated   Carrying
                                               Amount    Amortization    Amount
                                              --------   ------------   --------
Customer relationship assets                   $49,382     $ (4,711)     $44,671
Non-compete agreements                          11,357       (8,159)       3,198
Technology assets                                5,990         (719)       5,271
Other                                              378         (247)         131
                                               -------     --------      -------
Total                                          $67,107     $(13,836)     $53,271
                                               =======     ========      =======

                                                       December 31, 2002
                                              ----------------------------------
                                                Gross                      Net
                                              Carrying    Accumulated   Carrying
                                               Amount    Amortization    Amount
                                              --------   ------------   --------
Customer relationship assets                   $ 3,100     $  (660)      $2,440
Non-compete agreements                          10,106      (6,500)       3,606
Other                                              373        (230)         143
                                               -------     -------       ------
Total                                          $13,579     $(7,390)      $6,189
                                               =======     =======       ======

Pretax amortization expense related to intangible assets was $6.4 million, $1.5 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2003 for the next five fiscal years is as follows (in thousands):

 Year Ended                      Amortization
December 31,                        Expense
------------                     ------------
2004                                $6,292
2005                                 5,510
2006                                 5,101
2007                                 4,661
2008                                 4,661

Note 6 - Leasing Arrangements

The Company has operating leases that cover various operating and administrative facilities and certain operating equipment. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no significant contingent rentals in the Company's operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 2003 (in thousands):

2004                                 $ 26,950
2005                                   22,997
2006                                   19,222
2007                                   14,766
2008                                   10,616
Later years                            16,669
                                     --------

Total minimum payments required      $111,220
                                     ========

Total rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 were $37.5 million, $31.8 million and $27.1 million, respectively.

Note 7 - Long-Term Debt

A summary of long-term debt follows (in thousands):

                                                               December 31,
                                                             2003        2002
                                                          ---------------------
Term A loan, due in installments through 2007             $  155,897   $     --
5.0% convertible subordinated debentures, due 2007                --    345,000
8.125% senior subordinated notes, due 2011                   375,000    375,000
6.125% senior subordinated notes, due 2013                   250,000         --
4.0% contingent convertible notes, due 2033                  345,000         --
Capitalized lease obligations                                    667        297
                                                          ----------   --------
                                                           1,126,564    720,297
Less interest rate swap agreement                            (23,178)        --
Less current portion                                         (20,709)      (110)
                                                          ----------   --------
Total long-term debt                                      $1,082,677   $720,187
                                                          ==========   ========

The following is a schedule of required long-term debt payments due during each of the next five years and thereafter, as of December 31, 2003 (in thousands):

2004                               $   20,709
2005                                   24,763
2006                                   45,201
2007                                   65,685
2008                                       45
Later years                           970,161
                                   ----------
                                   $1,126,564
                                   ==========

Total interest payments made for the years ended December 31, 2003, 2002 and 2001 were $71.4 million (which includes the $8.9 million call premium related to the early redemption of the Company's 5.0% convertible subordinated debentures, as discussed below), $51.8 million and $44.1 million, respectively. As of December 31, 2003, the Company had approximately $10.5 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

As discussed further below, during the second quarter of 2003, the Company completed its offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par, and 6,468,750 shares of common stock, $1 par value, at $29.16 per share, for gross proceeds of $189 million, and the offering, through Omnicare Capital Trust I, a statutory trust formed by the Company (the "Trust"), of $345 million aggregate principal amount of convertible trust preferred securities due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities").

Revolving Credit Facilities and Term A Loan

In early 2001, the Company entered into a three-year syndicated $500.0 million revolving line of credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. The three-year Revolving Credit Facility had no outstanding loans as of December 31, 2002. In January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS (see Note 2 of the Notes to Consolidated Financial Statements).

In connection with the 2003 financings (described above), the Company entered into a new, four-year $750.0 million credit facility ("Credit Facility"), consisting of a $250 million term A loan commitment and a $500 million revolving credit commitment. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) the London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At December 31, 2003, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility. The Credit Facility agreement contains financial covenants, which include a fixed charge coverage ratio and minimum consolidated net worth levels as well as certain representations and warranties, affirmative and negative covenants, and events of default customary for such a facility. The Company was in compliance with these covenants as of December 31, 2003.

The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474 million, with remaining proceeds being used for general corporate purposes. The Company paid down $94.1 million on the term A loan during 2003. The $155.9 million outstanding at December 31, 2003 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $20.5 million due within one year. There are no amounts outstanding as of December 31, 2003 under the revolving credit commitment of the Credit Facility.

Upon the issuance of the Credit Facility, the Company had deferred debt issuance costs of $9.6 million. During 2003, 2002 and 2001, respectively, the Company amortized approximately $2.1 million, $2.0 million and $1.9 million of deferred debt issuance costs related to its revolving credit facilities.

5.0% Convertible Subordinated Debentures

In December 1997, the Company issued $345.0 million of 5.0% convertible subordinated debentures due 2007 ("5% Convertible Debentures"). In connection with the issuance of the 5% Convertible Debentures, the Company deferred $8.5 million in debt issuance costs, of which approximately $0.4 million was amortized in the year ended December 31, 2003, and approximately $0.9 million was amortized in each of the two years ended December 31, 2002.

The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% Convertible Debentures, with remaining proceeds being used for general corporate purposes. The total redemption price, including the call premium, was approximately $353.9 million. Accordingly, a $12.7 million pretax charge ($7.9 million aftertax, or $0.08 per diluted share) was recognized in interest expense during the year ended December 31, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5% Convertible Debentures.

8.125% Senior Subordinated Notes

Concurrent with the issuance of the 2001 Revolving Credit Facility, the Company completed the issuance, at par value, of $375.0 million of 8.125% senior subordinated notes due 2011 ("8.125% Senior Notes"). In connection with the issuance of the 8.125% Senior Notes, the Company deferred $11.1 million in debt issuance costs, of which approximately $1.1 million was amortized in each of the two years ended December 31, 2003, and $0.8 million was amortized in 2001. The 8.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments. The 8.125% Senior Notes were subsequently exchanged for replacement notes with identical terms, which were registered with the Securities and Exchange Commission.

6.125% Senior Subordinated Notes

As described above, the Company completed, during the second quarter of 2003, its offering of $250.0 million of 6.125% Senior Notes due 2013. In connection with the issuance of the 6.125% Senior Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.4 million was amortized during 2003. The 6.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June, commencing December 1, 2003. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 3.50% at December 31, 2003. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, so changes in fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent liability and reduced the carrying value of the related 6.125% Senior Notes by approximately $23.2 million as of December 31, 2003.

4.0% Contingent Convertible Notes

In connection with the offering of the trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2003, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS. In connection with the issuance of the 4% Contingent Convertible Notes, the Company deferred $10.8 million in debt issuance costs, of which approximately $0.2 million was amortized in the year ended December 31, 2003.

Note 8 - Stock Incentive Plans

At December 31, 2003, the Company had three stock incentive plans under which it may grant stock-based incentives to key employees. Under these plans, stock options generally become exercisable beginning one year following the date of grant and vest in four equal annual installments of 25%, or become exercisable beginning four years following the date of grant and vest in one installment of 100%.

Under the 1992 Long-Term Stock Incentive Plan, the Company may grant stock awards, stock appreciation rights and stock options at not less than the fair market value of the Company's common stock on the date of grant. As of December 31, 2003, approximately 0.7 million shares were available for grant under this plan.

During 1995, the Company's Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2.5 million shares of Company common stock available for grant at an exercise price of 125% of the stock's fair market value at the date of grant. As of December 31, 2003, an insignificant amount of shares were available for grant under this plan.

During 1998, the Company's Board of Directors approved the 1998 Long-Term Employee Incentive Plan (the "1998 Plan"), under which the Company was authorized to grant stock-based incentives to a broad base of employees (excluding executive officers and directors of the Company) in an amount initially aggregating up to 1.0 million shares of Company common stock for non-qualified options, stock awards and stock appreciation rights. In March 2000 and November 2002, the Company's Board of Directors amended the 1998 Plan to increase the shares available for granting to 3.5 million and 6.3 million, respectively. As of December 31, 2003, approximately 2.8 million shares were available for grant under this plan.

The Company also has a Director Stock Plan, which allows for stock options and stock awards to be granted to certain non-employee directors. As of December 31, 2003, approximately 0.1 million shares were available for grant under this plan.

Summary information for stock options is presented below (in thousands, except exercise price data):

                                                    2003                2002                2001
--------------------------------------------------------------------------------------------------
                                                  Weighted            Weighted            Weighted
                                                   Average             Average             Average
                                                  Exercise            Exercise            Exercise
                                         Shares     Price    Shares     Price    Shares     Price
--------------------------------------------------------------------------------------------------
Options outstanding, beginning of year    9,508    $20.78    7,913    $19.31      7,796    $18.06
Options granted                             816     39.78    2,074     26.38      1,760     19.98
Options exercised                        (2,208)    15.85     (230)    15.30     (1,429)    11.79
Options forfeited                          (118)    23.37     (249)    25.47       (214)    22.35
--------------------------------------------------------------------------------------------------
Options outstanding, end of year          7,998    $24.03    9,508    $20.78      7,913    $19.31
--------------------------------------------------------------------------------------------------
Options exercisable, end of year          4,379    $21.85    4,518    $20.45      3,082    $21.80
--------------------------------------------------------------------------------------------------

The following summarizes information about stock options outstanding and exercisable as of December 31, 2003 (in thousands, except exercise price and remaining life data):

                OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------   -------------------------
                                       Weighted
                      Number            Average      Weighted       Number       Weighted
                 Outstanding at      Remaining       Average   Exercisable at    Average
    Range of       December 31,      Contractual     Exercise    December 31,    Exercise
Exercise Prices       2003         Life (in years)     Price          2003        Price
-------------------------------------------------------------   -------------------------
 $ 4.11-$12.34           311             5.5          $11.97           259        $12.27
  12.35- 15.42         1,420             5.5           15.42         1,420         15.42
  15.43- 18.32           891             6.4           16.57           529         16.57
  18.33- 24.86         1,646             7.8           20.14           602         19.99
  24.87- 35.00         2,344             7.2           27.36           902         27.86
  35.01- 55.08         1,386             7.3           39.34           667         37.03
-----------------------------------------------------------------------------------------
 $ 4.11-$55.08         7,998             6.9          $24.03         4,379        $21.85
-----------------------------------------------------------------------------------------

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

Summary information relating to stock award grants is presented below:

                                                For the years ended December 31,
                                                    2003      2002       2001
                                                --------------------------------
Nonvested shares                                  861,183    538,529    512,364

Unrestricted shares                                 4,000      4,800      4,800

Weighted average grant date fair value           $  30.97   $  21.32   $  20.35

When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 2003, 2002 and 2001, the amount of compensation expense related to stock awards was $6.1 million, $5.9 million and $3.8 million, respectively.

Note 9 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company's acquisitions. The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code ("IRC") Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act ("ERISA"). The Company matches employee contributions in varying degrees (either in shares of the Company's common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents. Expense relating to the Company's defined contribution plans for the years ended December 31, 2003, 2002 and 2001 was $3.9 million, $3.8 million and $3.9 million, respectively.

The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale (the "Qualified Plan"). Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994. Obligations under the plan of $3.1 million were fully funded at December 31, 2003.

The Company also has an excess benefit plan which provides retirement payments to participants in amounts consistent with what they would have received under the Qualified Plan if payments to them under the Qualified Plan were not limited by the IRC and other restrictions. Retirement benefits are based primarily on an employee's years of service and compensation near retirement and are calculated on a basis consistent with the Qualified Plan. The Company has established rabbi trusts, which are invested primarily in a mutual fund holding U.S. Treasury obligations, to provide for obligations under the excess benefit plan. The Company's policy is to fund pension costs in accordance with the funding provisions of ERISA. Expense relating to the Company's excess benefit plan totaled $4.0 million for each of the years ended December 31, 2003 and

2002. Expense relating to the Company's excess benefit plan totaled $3.2 million for the year ended December 31, 2001.

The Company uses a December 31 measurement date for the Qualified Plan and the excess benefit plan.

Actuarial assumptions used to calculate the benefit obligations and expenses include the following:

                                                             -------------------
                                                             2003   2002   2001
                                                             -------------------
Discount rate used for benefit obligations                   6.00%  6.75%  7.25%
Discount rate used for benefit expenses                      6.75%  7.25%  7.75%
Expected long-term rate of return on assets                  8.00%  8.00%  8.00%
Rate of increase in compensation levels                      6.00%  6.00%  6.00%

The expected long-term rate of return on assets was estimated based on the historical long-term rate of return on intermediate-term U.S. Government securities.

The aggregate assets invested for settlement of the Company's pension obligations, including rabbi trust assets, ("plan assets") as of December 31, 2003 and 2002 are greater than the aggregate Accumulated Benefit Obligation ("ABO") by $2.9 million and $3.2 million, respectively. Since rabbi trust assets do not serve to offset the Company's pension obligation in accordance with U.S. GAAP, an additional minimum pension liability has been recorded, as a component of other comprehensive income, for the difference between the ABO and the recorded liability for the excess benefit plan. The plan assets as of December 31, 2003 and 2002 are less than the aggregate Projected Benefit Obligation ("PBO") by $5.4 million and $2.3 million, respectively (collectively referred to as "net PBO"). The decrease in the net PBO from the prior year of $3.1 million primarily relates to an increase in plan assets of $8.0 million, more than offset by an actuarial loss of $5.7 million, interest expense (including the change in the discount rate) of $4.6 million and service costs of $0.8 million.

Plan assets amounted to $33.1 million and $25.1 million at December 31, 2003 and 2002, respectively, and are held in Vanguard Intermediate Term Treasury Fund Admiral Shares.

The Company's investment strategy generally targets investing in intermediate U.S. Government securities, seeking a high level of interest income while investing in intermediate-term U.S. Treasury bonds and other securities with an average maturity of between five and 10 years.

The estimated aggregate contributions expected to be paid to the excess benefit plan during the year ended December 31, 2004 total approximately $13 million.

In addition, the Company also has supplemental pension plans ("SPPs") in which certain of its officers participate. Retirement benefits under the SPPs are calculated on the basis of a specified percentage of the officers' covered compensation, years of credited service and a vesting schedule, as specified in the plan documents. Expense relating to the SPPs was $0.8 million in each of the years ended December 31, 2003, 2002 and 2001. Obligations of the SPPs of $3.0 million were fully funded at December 31, 2003.

In November 1999, the Company's Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the "ESPP"). Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company's common stock. For each share of stock purchased, the participant also receives two options to purchase additional shares of the Company's stock. The options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares are not held by the participant for a minimum of two years. The options have a 10-year life from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company's stock on the open market. Options awarded under the ESPP are issued out of the 1992 Long-Term Stock Incentive Plan and the 1998 Long-Term Employee Incentive Plan, and are included in the option activity presented in
Note 8 of the Notes to Consolidated Financial Statements.

Note 10 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

                                                For the years ended December 31,
                                                    2003       2002      2001
                                                --------------------------------
Current provision:
   Federal                                        $ 66,224   $55,898   $26,440
   State and local                                   5,255     5,145     1,709
   Foreign                                             917       674        60
                                                  --------   -------   -------
                                                    72,396    61,717    28,209
                                                  --------   -------   -------

Deferred provision:
   Federal                                          36,888    12,881    16,314
   State                                             6,797     2,547       991
                                                  --------   -------   -------
                                                    43,685    15,428    17,305
                                                  --------   -------   -------
Total income tax provision                        $116,081   $77,145   $45,514
                                                  ========   =======   =======

Tax benefits related to the exercise of stock options and stock awards have been credited to paid-in capital in amounts of $14.7 million, $0.6 million and $5.3 million for 2003, 2002 and 2001, respectively.

The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

                                                         For the years ended December 31,
                                                       2003             2002             2001
                                                 -------------------------------------------------
Federal income tax at the statutory rate         $108,657   35.0%  $71,068   35.0%  $41,925   35.0%
State and local income taxes, net
   of federal income tax benefit                    7,871    2.5     4,999    2.5     1,712    1.4
Amortization of nondeductible
   intangible assets                                   --     --        --     --     3,177    2.7
Nondeductible pooling-of-interests/merger and
   acquisition costs                                   --     --        --     --      (401)  (0.3)
Other, net (including tax accrual adjustments)       (447)  (0.1)    1,078    0.5      (899)  (0.8)
                                                 --------   ----   -------   ----   -------   ----

Total income tax provision                       $116,081   37.4%  $77,145   38.0%  $45,514   38.0%
                                                 ========   ====   =======   ====   =======   ====

Income tax payments, net, amounted to $43.3 million, $64.2 million and $16.0 million in 2003, 2002 and 2001, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):

                                                                 December 31,
                                                               2003       2002
                                                             -------------------
Accrued liabilities                                          $ 77,417   $ 34,821
Net operating loss carryforwards                               72,464         --
Accounts receivable reserves                                   35,376     16,691
Other                                                          11,457     11,879
                                                             --------   --------
   Gross deferred tax assets                                 $196,714   $ 63,391
                                                             ========   ========

Amortization of intangibles                                  $173,079   $111,384
Fixed assets and depreciation methods                          10,015      7,963
Current and noncurrent assets                                   6,993      7,041
Other                                                           4,316      2,453
                                                             --------   --------
   Gross deferred tax liabilities                            $194,403   $128,841
                                                             ========   ========

In 2003, the Company, as a result of its acquisition of NCS, acquired federal net operating loss carryforwards totaling, as of December 31, 2003, $204.5 million pretax and $71.5 million tax-effected. In addition, the Company acquired NCS state net operating loss carryforwards totaling $14.2 million tax-effected and net of the federal tax benefit as of December 31, 2003.
Both the federal and state net operating losses will expire, in varying amounts, from 2010 through 2022. The acquired net operating loss carryforwards are subject to an annual limitation under IRC Section 382 and other statutory regulations. The Company has recorded a $13.2 million valuation allowance for those carryforwards expected to expire unutilized as a result of federal and state regulations, any portion of which, if subsequently realized, would serve to reduce goodwill.

Note 11 - Earnings Per Share Data

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and warrants, as well as the 5% Convertible Debentures.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                           For the year ended December 31, 2003
                                         ---------------------------------------
                                            Income         Shares      Per Share
                                         (Numerator)   (Denominator)    Amounts
                                         -----------   -------------   ---------
Basic EPS
Net income                                 $194,368        98,800        $1.97
                                                                         =====
Effect of Dilutive Securities
5% Convertible Debentures                     4,870         3,630
Stock options and stock warrants                 --           813
                                           --------       -------
Diluted EPS
Net income plus assumed conversions        $199,238       103,243        $1.93
                                           ========       =======        =====

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
                                           =======         ======        =====

During the years ended December 31, 2003, 2002 and 2001, the anti-dilutive effect associated with selected options and warrants was excluded from the computation of diluted earnings per share, since the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods. The aggregate anti-dilutive stock options and warrants excluded for those years totaled 3.4 million, 4.5 million and 3.8 million, respectively.

The $345.0 million of 4.0% convertible trust preferred securities due 2033, which are convertible at $40.82 per share (under a contingent conversion feature described in Note 7 of the Notes to Consolidated Financial Statements), were outstanding during the year ended December 31, 2003, but were not included in the computation of diluted EPS because the impact was anti-dilutive.

The year ended December 31, 2003 includes the dilutive effect of the $345.0 million of 5% Convertible Debentures, which assumes conversion using the "if converted" method. Under that method, the 5% Convertible Debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the 5% Convertible Debentures is added back to net income. In July 2003, the Company completed the early redemption of the entire $345.0 million aggregate principal amount of the outstanding 5% Convertible Debentures.
The 5% Convertible Debentures, which were convertible at $39.60 per share, were outstanding during the years ended December 31, 2002 and 2001, but were not included in the computation of diluted EPS during the years ended
December 31, 2002 and 2001 because the impact was anti-dilutive.

Note 12 - Restructuring Charges

Phase I Program

In 2000, the Company completed its previously disclosed productivity and consolidation program (the "Phase I Program"). In connection with the Phase I Program, the Company had liabilities of $0.6 million at December 31, 2002, of which $0.3 million was utilized during the year ended December 31, 2003. The remaining liabilities at December 31, 2003 of $0.3 million represent amounts not yet paid relating to actions taken (consisting of remaining lease payments), and will be adjusted as these matters are settled.

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

Details of the pretax restructuring charges relating to the Phase II Program follow (in thousands):

                                                   2001      Utilized    Balance at       2002
                                                Provision/    during    December 31,   Provision/
                                                  Accrual      2001         2001         Accrual
                                                ----------   --------   ------------   ----------
Restructuring charges:
   Employee severance                             $ 4,256    $ (2,614)     $1,642        $ 2,177
   Employment agreement buy-outs                    2,086      (1,578)        508             --
   Lease terminations                               2,711      (2,105)        606          5,862
   Other assets, fees and facility exit costs       9,291      (6,264)      3,027         15,156
                                                  -------    --------      ------        -------
      Total restructuring charges                 $18,344    $(12,561)     $5,783        $23,195
                                                  =======    ========      ======        =======

                                                Utilized    Balance at    Utilized    Balance at
                                                 during    December 31,    during    December 31,
                                                  2002         2002         2003         2003
                                                --------   ------------   --------   ------------
Restructuring charges:
   Employee severance                           $ (2,655)     $1,164       $(1,164)     $   --
   Employment agreement buy-outs                    (214)        294          (294)         --
   Lease terminations                             (1,846)      4,622        (1,155)      3,467
   Other assets, fees and facility exit costs    (14,690)      3,493        (2,878)        615
                                                --------      ------       -------      ------
      Total restructuring charges               $(19,405)     $9,573       $(5,491)     $4,082
                                                ========      ======       =======      ======

As of December 31, 2003, the Company had paid approximately $8.5 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at December 31, 2003 represent amounts not yet paid or settled relating to actions taken (primarily consisting of remaining lease payments), and will be adjusted in future periods as these matters are finalized.

Note 13 - Other Expense

Included in the 2001 results are other expense items totaling $1.8 million pretax ($1.1 million aftertax, or $0.01 per diluted share) and $3.0 million pretax ($1.9 million aftertax, or $0.02 per diluted share). The $1.8 million special charge recorded in the first quarter of 2001 represents a repayment to the Medicare program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration (now known as the Centers for Medicare & Medicaid Services) for review and determination of the amount of overpayment. The $3.0 million special charge recorded in the second quarter of 2001 represents a settlement during June 2001 of certain contractual issues with a customer, which issues and amount relate to prior-year periods.

Note 14 - Shareholders' Rights Plan

In May 1999, the Company's Board of Directors declared a dividend, payable on June 2, 1999, of one preferred share purchase right (a "Right") for each outstanding share of the Company's $1.00 per share par value common stock, that, when exercisable, entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, without par value, at a price of $135 per one ten-thousandth of a share, subject to adjustment. Upon certain events relating to the acquisition of, commencement or announcement of, or announcement of an intention to make a tender offer or exchange offer that would result in the beneficial ownership of 15% or more of the Company's outstanding common stock by an individual or group of individuals (the "Distribution Date"), the Rights not owned by the 15% stockholder will entitle its holder to purchase, at the Right's then current exercise price, common shares having a market value of twice such exercise price. Additionally, if after any person has become a 15% stockholder, the Company is involved in a merger or other business combination with any other person, each Right will entitle its holder (other than the 15% stockholder) to purchase, at the Right's then current exercise price, common shares of the acquiring company having a value of twice the Right's then current exercise price. The Rights will expire on May 17, 2009, unless redeemed earlier by the Company at $0.01 per Right until the Distribution Date.

Note 15 - Commitments and Contingencies

The Company continuously evaluates contingencies based upon the best available evidence. Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management's estimates, future earnings will be charged or credited accordingly.

As part of its ongoing operations, the Company is subject to various inspections, audits, reviews, inquiries and similar actions by governmental/ regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. The Company is also involved in various legal actions arising in the normal course of business. Although occasional adverse outcomes (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse affect on the financial position or results of operations of the Company.

Note 16 - Segment Information

Based on the "management approach" as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two operating business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 47 states in the United States of America ("USA") and the District of Columbia at December 31, 2003. The Company's other reportable segment is CRO Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 29 countries around the world at December 31, 2003, including the USA.

The table below presents information about the reportable segments as of and for the years ended December 31, 2003, 2002 and 2001, and should be read in connection with the paragraphs that follow (in thousands):

                                                          Corporate
                                 Pharmacy       CRO          and        Consolidated
2003:                            Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
Net sales                       $3,345,301   $153,873      $    --       $3,499,174
Depreciation and amortization       48,915      1,770        2,335           53,020
Operating income (expense)         412,986     12,562      (37,965)         387,583
Total assets                     3,007,405     99,693      287,923        3,395,021
Capital expenditures                15,325        990          800           17,115
===================================================================================

2002:
-----------------------------------------------------------------------------------
Net sales                       $2,467,237   $165,517      $    --       $2,632,754
Depreciation and amortization       40,389      2,237        2,637           45,263
Restructuring charges               (6,769)   (16,426)          --          (23,195)
Operating income (expense)         288,196      4,610      (36,220)         256,586
Total assets                     2,126,718    120,155      180,712        2,427,585
Capital expenditures                22,900        776          972           24,648
===================================================================================

2001:
-----------------------------------------------------------------------------------
Net sales                       $2,033,752   $149,284      $    --       $2,183,036
Depreciation and amortization       68,390      3,881        1,799           74,070
Restructuring charges               (8,504)    (9,840)          --          (18,344)
Other (expense)                     (4,817)        --           --           (4,817)
Operating income (expense)         200,780      2,540      (29,826)         173,494
Total assets                     1,953,243    133,371      203,662        2,290,276
Capital expenditures                23,571      1,504        1,147           26,222
===================================================================================

In accordance with EITF No. 01-14, the Company included in its reported CRO segment net sales amounts, reimbursable out-of-pockets totaling $24.8 million, $26.3 million and $23.9 million pretax for the years ended December 31, 2003, 2002 and 2001, respectively.

Additionally, in accordance with Omnicare's adoption of SFAS No. 142, the Company discontinued amortization of goodwill as of January 1, 2002. Accordingly, no goodwill amortization was recorded during the years ended December 31, 2003 and 2002. Pretax goodwill amortization for the year ended December 31, 2001 totaled $32.1 million for the Pharmacy Services segment and $1.1 million for the CRO Services segment.

The following summarizes sales and long-lived assets by geographic area as of and for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                              Net Sales                       Long-Lived Assets
----------------------------------------------------   ------------------------------
                   2003         2002         2001        2003       2002       2001
----------------------------------------------------   ------------------------------
United States   $3,456,806   $2,596,605   $2,147,537   $146,858   $138,516   $153,562
Foreign             42,368       36,149       35,499      1,449      1,392      1,511
----------------------------------------------------   ------------------------------
Total           $3,499,174   $2,632,754   $2,183,036   $148,307   $139,908   $155,073
====================================================   ==============================

The determination of foreign sales is based on the country in which the sales originate. No individual foreign country's sales were material to the consolidated sales of Omnicare. In accordance with EITF No. 01-14, Omnicare included in its net sales, during the years ended December 31, 2003, 2002 and 2001, reimbursable out-of-pockets totaling $15.2 million, $18.6 million and $17.2 million, respectively, for the United States geographic area; $9.6 million, $7.7 million and $6.7 million, respectively, for the foreign geographic area; and $24.8 million, $26.3 million and $23.9 million, respectively, for the total net sales.

Note 17 - Summary of Quarterly Results (Unaudited)

The following table presents the Company's quarterly financial information for 2003 and 2002 (in thousands, except per share data):

                                  First     Second      Third     Fourth       Full
                                 Quarter    Quarter    Quarter    Quarter      Year
                                --------   --------   --------   --------   ----------
2003
Total net sales(a)              $805,861   $844,033   $901,654   $947,626   $3,499,174
Total direct costs(a)            597,900    623,056    674,399    706,259    2,601,614
                                --------   --------   --------   --------   ----------
Gross profit                     207,961    220,977    227,255    241,367      897,560
Selling, general and
   administrative expenses       126,928    130,090    123,592    129,367      509,977
                                --------   --------   --------   --------   ----------
Operating income                  81,033     90,887    103,663    112,000      387,583
Investment income                    588      1,166        880      1,532        4,166
Interest expense (Note 7)        (16,456)   (21,875)   (26,316)   (16,653)     (81,300)
                                --------   --------   --------   --------   ----------
Income before income taxes        65,165     70,178     78,227     96,879      310,449
Income taxes                      24,742     26,677     29,397     35,265      116,081
                                --------   --------   --------   --------   ----------
Net income                      $ 40,423   $ 43,501   $ 48,830   $ 61,614   $  194,368
                                ========   ========   ========   ========   ==========
Earnings per share:(b)
      Basic                     $   0.43   $   0.45   $   0.48   $   0.60   $    1.97
                                ========   ========   ========   ========   ==========
      Diluted(c)                $   0.42   $   0.44   $   0.47   $   0.59   $    1.93
                                ========   ========   ========   ========   ==========
Weighted average number of
   common shares outstanding:
      Basic                       94,386     96,034    101,965    102,688       98,800
                                ========   ========   ========   ========   ==========
      Diluted(c)                 104,029    102,925    102,944    103,744      103,243
                                ========   ========   ========   ========   ==========

                                    First      Second      Third     Fourth       Full
                                   Quarter     Quarter    Quarter    Quarter      Year
                                  ---------   --------   --------   --------   ----------
2002
Total net sales(a)                $638,314    $654,155   $664,718   $675,567   $2,632,754
Total direct costs(a)              474,110     483,225    489,151    495,215    1,941,701
                                  --------    --------   --------   --------   ----------
Gross profit                       164,204     170,930    175,567    180,352      691,053
Selling, general and
   administrative expenses          99,618     102,501    103,888    105,265      411,272
Restructuring charges (Note 12)      4,797       7,302     11,096         --       23,195
                                  --------    --------   --------   --------   ----------
Operating income                    59,789      61,127     60,583     75,087      256,586
Investment income                      798         667        651      1,160        3,276
Interest expense                   (14,176)    (14,475)   (14,339)   (13,821)     (56,811)
                                  --------    --------   --------   --------   ----------
Income before income taxes          46,411      47,319     46,895     62,426      203,051
Income taxes                        17,635      17,961     17,829     23,720       77,145
                                  --------    --------   --------   --------   ----------
Net income                        $ 28,776    $ 29,358   $ 29,066   $ 38,706   $  125,906
                                  ========    ========   ========   ========   ==========
Earnings per share:(b)
      Basic                       $   0.31    $   0.31   $   0.31   $   0.41   $     1.34
                                  ========    ========   ========   ========   ==========
      Diluted(c)                  $   0.30    $   0.31   $   0.31   $   0.41   $     1.33
                                  ========    ========   ========   ========   ==========
Weighted average number of
   common shares outstanding:
      Basic                         93,963      94,175     94,245     94,286       94,168
                                  ========    ========   ========   ========   ==========
      Diluted(c)                    94,598      95,292     94,710     97,684       94,905
                                  ========    ========   ========   ========   ==========

Notes to Summary of Quarterly Results:

(a) In accordance with EITF No. 01-14, Omnicare has recorded reimbursements received for "out-of-pocket" expenses on a grossed-up basis in total net sales and total direct costs for both the 2003 and 2002 periods. EITF No. 01-14 relates solely to the Company's CRO Services business.

(b) Earnings per share is calculated independently for each separately reported quarterly and full year period. Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

(c) The first quarter, second quarter and full year of 2003 periods, as well as the fourth quarter of 2002, include the dilutive effect of the $345.0 million, 5% Convertible Debentures, which assumes conversion using the "if converted" method. Under that method, the 5% Convertible Debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the 5% Convertible Debentures is added back to net income.

Note 18 - Guarantor Subsidiaries

The Company's 8.125% Senior Notes due 2011 and the 6.125% Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2003 and 2002 for the balance sheets, as well as the statements of income and cash flows for each of the three years ended December 31, 2003, 2002 and 2001. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income

(In thousands)                                                        For the years ended December 31,
                                                 ---------------------------------------------------------------------------
                                                              Guarantor    Non-Guarantor                  Omnicare, Inc. and
2003:                                             Parent    Subsidiaries    Subsidiaries   Eliminations      Subsidiaries
----------------------------------------------------------------------------------------------------------------------------
   Total net sales                               $     --    $3,372,657      $126,517       $      --         $3,499,174
   Total direct costs                                  --     2,498,805       102,809              --          2,601,614
                                                 --------    ----------      --------       ---------         ----------
   Gross profit                                        --       873,852        23,708              --            897,560
   Selling, general and administrative
      expenses                                      7,086       481,185        21,706              --            509,977
                                                 --------    ----------      --------       ---------         ----------
   Operating income (loss)                         (7,086)      392,667         2,002              --            387,583
   Investment income                                2,832         1,216           118              --              4,166
   Interest expense                               (79,133)       (1,671)         (496)             --            (81,300)
                                                 --------    ----------      --------       ---------         ----------
   Income (loss) before income taxes              (83,387)      392,212         1,624              --            310,449
   Income tax (benefit) expense                   (31,687)      147,151           617              --            116,081
   Equity in net income of subsidiaries           246,068            --            --        (246,068)                --
                                                 --------    ----------      --------       ---------         ----------
   Net income (loss)                             $194,368    $  245,061      $  1,007       $(246,068)        $  194,368
============================================================================================================================

2002:
----------------------------------------------------------------------------------------------------------------------------
   Total net sales                               $     --    $2,521,682      $111,072       $      --         $2,632,754
   Total direct costs                                  --     1,850,455        91,246              --          1,941,701
                                                 --------    ----------      --------       ---------         ----------
   Gross profit                                        --       671,227        19,826              --            691,053
   Selling, general and administrative
      expenses                                     29,585       360,245        21,442              --            411,272
   Restructuring charges                               --        22,397           798              --             23,195
                                                 --------    ----------      --------       ---------         ----------
   Operating income (loss)                        (29,585)      288,585        (2,414)             --            256,586
   Investment income                                1,755         1,288           233              --              3,276
   Interest expense                               (56,082)         (547)         (182)             --            (56,811)
                                                 --------    ----------      --------       ---------         ----------
   Income (loss) before income taxes              (83,912)      289,326        (2,363)             --            203,051
   Income tax (benefit) expense                   (31,887)      109,930          (898)             --             77,145
   Equity in net income of subsidiaries           177,931            --            --        (177,931)                --
                                                 --------    ----------      --------       ---------         ----------
   Net income (loss)                             $125,906    $  179,396      $ (1,465)      $(177,931)        $  125,906
============================================================================================================================

2001:
----------------------------------------------------------------------------------------------------------------------------
   Total net sales                               $     --    $2,084,844      $148,489       $ (50,297)        $2,183,036
   Total direct costs                                  --     1,524,989       128,945         (50,297)         1,603,637
                                                 --------    ----------      --------       ---------         ----------
   Gross profit                                        --       559,855        19,544              --            579,399
   Selling, general and administrative
      expenses                                     17,026       343,389        22,329              --            382,744
   Restructuring charges                               --        18,344            --              --             18,344
   Other expense                                       --         4,817            --              --              4,817
                                                 --------    ----------      --------       ---------         ----------
   Operating income (loss)                        (17,026)      193,305        (2,785)             --            173,494
   Investment income                                1,767           613           235              --              2,615
   Interest expense                               (53,956)         (798)       (1,570)             --            (56,324)
                                                 --------    ----------      --------       ---------         ----------
   Income (loss) before income taxes              (69,215)      193,120        (4,120)             --            119,785
   Income tax (benefit) expense                   (26,302)       73,509        (1,693)             --             45,514
   Equity in net income of subsidiaries           117,184            --            --        (117,184)                --
                                                 --------    ----------      --------       ---------         ----------
   Net income (loss)                             $ 74,271    $  119,611      $ (2,427)      $(117,184)        $   74,271
============================================================================================================================

                     Condensed Consolidating Balance Sheets

(In thousands)                                                                 December 31,
                                               -----------------------------------------------------------------------------
                                                              Guarantor    Non-Guarantor                  Omnicare, Inc. and
2003:                                            Parent     Subsidiaries    Subsidiaries   Eliminations      Subsidiaries
----------------------------------------------------------------------------------------------------------------------------
   ASSETS
   Cash and cash equivalents                   $  134,513    $   48,940       $  3,960      $        --       $  187,413
   Restricted cash                                     --           714             --               --              714
   Accounts receivable, net (including
      intercompany)                                    --       672,315         13,708           (7,768)         678,255
   Inventories                                         --       321,465          5,085               --          326,550
   Other current  assets                              954       187,363          1,839               --          190,156
                                               ----------    ----------       --------      -----------       ----------
      Total current assets                        135,467     1,230,797         24,592           (7,768)       1,383,088
                                               ----------    ----------       --------      -----------       ----------
   Properties and equipment, net                       --       139,108          9,199               --          148,307
   Goodwill                                            --     1,621,645         68,913               --        1,690,558
   Other noncurrent assets                         33,390       128,147         11,531               --          173,068
   Investment in subsidiaries                   2,627,756            --             --       (2,627,756)              --
                                               ----------    ----------       --------      -----------       ----------
      Total assets                             $2,796,613    $3,119,697       $114,235      $(2,635,524)      $3,395,021
                                               ==========    ==========       ========      ===========       ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities (including
      intercompany)                                38,383    $  422,566       $  9,579      $    (7,768)      $  462,760
   Long-term debt                                 135,384           471             --               --          135,855
   8.125% senior subordinated notes,
      due 2011                                    375,000            --             --               --          375,000
   6.125% senior subordinated notes, net,
      due 2013                                    226,822            --             --               --          226,822
   4.0% contingent convertible notes,
      due 2033                                    345,000            --             --               --          345,000
   Other noncurrent liabilities                        --       173,246            314               --          173,560
   Stockholders' equity                         1,676,024     2,523,414        104,342       (2,627,756)       1,676,024
                                               ----------    ----------       --------      -----------       ----------
      Total liabilities and stockholders'
         equity                                $2,796,613    $3,119,697       $114,235      $(2,635,524)      $3,395,021
============================================================================================================================

2002:
----------------------------------------------------------------------------------------------------------------------------
   ASSETS
   Cash and cash equivalents                   $   95,693    $   36,191       $  6,052      $        --       $  137,936
   Restricted cash                                     --         3,147             --               --            3,147
   Accounts receivable, net (including
      intercompany)                                    --       524,290         13,610          (15,043)         522,857
   Inventories                                         --       185,521          4,943               --          190,464
   Other current assets                             1,399       144,399          1,356               --          147,154
                                               ----------    ----------       --------      -----------       ----------
      Total current assets                         97,092       893,548         25,961          (15,043)       1,001,558
                                               ----------    ----------       --------      -----------       ----------
   Properties and equipment, net                    2,931       126,452         10,525               --          139,908
   Goodwill                                            --     1,121,728         67,179               --        1,188,907
   Other noncurrent assets                         31,234        65,029            949               --           97,212
   Investment in subsidiaries                   1,903,357            --             --       (1,903,357)              --
                                               ----------    ----------       --------      -----------       ----------
      Total assets                             $2,034,614    $2,206,757       $104,614      $(1,918,400)      $2,427,585
                                               ==========    ==========       ========      ===========       ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities (including
      intercompany)                            $   37,363    $  255,691       $ 18,639      $   (15,043)      $  296,650
   Long-term debt                                      --           187             --               --              187
   5.0% convertible subordinated debentures,
      due 2007                                    345,000            --             --               --          345,000
   8.125% senior subordinated notes,
      due 2011                                    375,000            --             --               --          375,000
   Other noncurrent liabilities                     2,189       132,577            920               --          135,686
   Stockholders' equity                         1,275,062     1,818,302         85,055       (1,903,357)       1,275,062
                                               ----------    ----------       --------      -----------       ----------
      Total liabilities and stockholders'
         equity                                $2,034,614    $2,206,757       $104,614      $(1,918,400)      $2,427,585
============================================================================================================================

                Condensed Consolidating Statements of Cash Flows

(In thousands)                                                 For the year ended December 31,
                                                 ------------------------------------------------------------
                                                              Guarantor    Non-Guarantor   Omnicare, Inc. and
2003:                                             Parent    Subsidiaries    Subsidiaries      Subsidiaries
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                 $      --    $  43,795        $   885           $  44,680
Other                                             (47,610)     171,578            836             124,804
                                                ---------    ---------        -------           ---------
      Net cash flows from operating
         activities                               (47,610)     215,373          1,721             169,484
                                                ---------    ---------        -------           ---------
Cash flows from investing activities:
Acquisition of businesses                              --     (656,435)        (6,976)           (663,411)
Capital expenditures                                   --      (16,978)          (137)            (17,115)
Transfer of cash to trusts for employee
   health and severance costs, net of
   payments out of the trust                           --        2,433             --               2,433
Other                                                  --           29             15                  44
                                                ---------    ---------        -------           ---------
      Net cash flows from investing
         activities                                    --     (670,951)        (7,098)           (678,049)
                                                ---------    ---------        -------           ---------
Cash flows from financing activities:
Borrowings on line of credit facilities and
   term A loan                                    749,000           --             --             749,000
Payments on line of credit facilities and
   term A loan                                   (593,103)          --             --            (593,103)
Proceeds from long-term borrowings                595,000           --             --             595,000
Payments on long-term borrowings and
   obligations                                   (354,167)          --             --            (354,167)
Fees paid for financing arrangements              (24,541)          --             --             (24,541)
Proceeds from stock offering, net of
   issuance costs                                 178,774           --             --             178,774
Proceeds from stock awards and exercise of
   stock options, net of stock tendered in
   payment                                         12,275           --             --              12,275
Dividends                                          (8,876)          --             --              (8,876)
Other                                            (467,932)     468,327           (273)                122
                                                ---------    ---------        -------           ---------
      Net cash flows from financing
         activities                                86,430      468,327           (273)             554,484
                                                ---------    ---------        -------           ---------
Effect of exchange rate changes on cash                --           --          3,558               3,558
                                                ---------    ---------        -------           ---------
Net increase (decrease) in cash and cash
   equivalents                                     38,820       12,749         (2,092)             49,477
Cash and cash equivalents at beginning of
   year - unrestricted                             95,693       36,191          6,052             137,936
                                                ---------    ---------        -------           ---------
Cash and cash equivalents at end of year -
   unrestricted                                 $ 134,513    $  48,940        $ 3,960           $ 187,413
=============================================================================================================

(In thousands)                                                                 For the year ended December 31,
                                                                -----------------------------------------------------------
                                                                              Guarantor    Non-Guarantor    Omnicare, Inc.
2002:                                                             Parent    Subsidiaries    Subsidiaries   and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                 $      --     $  30,269       $   894          $  31,163
Other                                                             (29,513)      155,544         1,915            127,946
                                                                ---------     ---------       -------          ---------
      Net cash flows from operating activities                    (29,513)      185,813         2,809            159,109
                                                                ---------     ---------       -------          ---------

Cash flows from investing activities:
Acquisition of businesses                                              --      (126,533)       (1,250)          (127,783)
Capital expenditures                                                   --       (24,378)         (270)           (24,648)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                             --          (225)           --               (225)
Other                                                                  --           272             1                273
                                                                ---------     ---------       -------          ---------
      Net cash flows from investing activities                         --      (150,864)       (1,519)          (152,383)
                                                                ---------     ---------       -------          ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                            90,000            --            --             90,000
Payments on line of credit facilities                            (120,000)           --            --           (120,000)
Payments on long-term borrowings and obligations                       --          (214)           --               (214)
Proceeds from stock awards and exercise of stock options,
   net of stock tendered in payment                                    --           667            --                667
Dividends                                                              --        (8,491)           --             (8,491)
Other                                                              28,096       (28,024)           --                 72
                                                                ---------     ---------       -------          ---------
      Net cash flows from financing activities                     (1,904)      (36,062)           --            (37,966)
                                                                ---------     ---------       -------          ---------

Effect of exchange rate changes on cash                                --            --           780                780
                                                                ---------     ---------       -------          ---------

Net increase (decrease) in cash and cash equivalents              (31,417)       (1,113)        2,070            (30,460)
Cash and cash equivalents at beginning of year - unrestricted     127,110        37,304         3,982            168,396
                                                                ---------     ---------       -------          ---------
Cash and cash equivalents at end of year - unrestricted         $  95,693     $  36,191       $ 6,052          $ 137,936
==========================================================================================================================

(In thousands)                                                                 For the year ended December 31,
                                                                -----------------------------------------------------------
                                                                              Guarantor    Non-Guarantor    Omnicare, Inc.
2001:                                                             Parent    Subsidiaries    Subsidiaries   and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                 $      --     $  24,201       $ 1,289          $  25,490
Other                                                             (65,203)      190,247         2,553            127,597
                                                                ---------     ---------       -------          ---------
      Net cash flows from operating activities                    (65,203)      214,448         3,842            153,087
                                                                ---------     ---------       -------          ---------

Cash flows from investing activities:
Acquisition of businesses                                              --       (20,263)           --            (20,263)
Capital expenditures                                                 (703)      (21,546)       (3,973)           (26,222)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                             --          (622)           --               (622)
Other                                                                  --           135           170                305
                                                                ---------     ---------       -------          ---------
      Net cash flows from investing activities                       (703)      (42,296)       (3,803)           (46,802)
                                                                ---------     ---------       -------          ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                            70,000            --            --             70,000
Proceeds from long-term borrowings                                375,000            --            --            375,000
Payments on line of credit facilities                            (475,000)           --            --           (475,000)
Fees paid for financing arrangements                              (16,254)           --            --            (16,254)
Other                                                             190,607      (194,122)          214             (3,301)
                                                                ---------     ---------       -------          ---------
      Net cash flows from financing activities                    144,353      (194,122)          214            (49,555)
                                                                ---------     ---------       -------          ---------

Effect of exchange rate changes on cash                                --            --            59                 59
                                                                ---------     ---------       -------          ---------

Net increase (decrease) in cash and cash equivalents               78,447       (21,970)          312             56,789
Cash and cash equivalents at beginning of year - unrestricted      48,663        59,274         3,670            111,607
                                                                ---------     ---------       -------          ---------
Cash and cash equivalents at end of year - unrestricted         $ 127,110     $  37,304       $ 3,982          $ 168,396
===========================================================================================================================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Based on a recent evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed or submitted under the Securities Exchange Act of 1934.

(b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 regarding our directors and executive officers, our audit committee, and Section 16(a) compliance is included under the captions "Election of Directors," "Governance of the Company and Board Matters," and "Section 16(A) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference. Information concerning our executive officers is also included under the caption "Executive Officers of the Company" in Part I of this Report.

Audit Committee Financial Expert. The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

Codes of Ethics. We expect all of our employees to act in accordance with and to abide by the Omnicare "Corporate Compliance Program - Its About Integrity" (the "Omnicare Integrity Code"). The Omnicare Integrity Code is a set of business values and procedures that provides guidance to Omnicare employees with respect to compliance with the law in all of their business dealings and decisions on behalf of Omnicare and with respect to the maintenance of ethical standards, which are a vital and integral part of Omnicare's business.

The Omnicare Integrity Code applies to all employees including the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and other senior financial officers (the "Covered Officers"). In addition to being bound by the Omnicare Integrity Code's provisions about ethical conduct, conflicts of interest and compliance with law, Omnicare has adopted a Code of Ethics for the Covered Officers. The Company will furnish any person, without charge, a copy of the Code of Ethics for the Covered Officers upon written request addressed to Omnicare, Inc., 1600 RiverCenter II, 100 East RiverCenter Boulevard, Covington, KY 41011, Attn.: Corporate Secretary. Any waiver of any provision of the Code granted to a Covered Officer may only be granted by our Board of Directors or its Audit Committee. If a waiver is granted, information concerning the waiver will be posted on our Web site at http://www.omnicare.com for a period of 12 months.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included in our proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included in our proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

          Our 2003 Consolidated Financial Statements are included in Part II,
          Item 8, of this Filing.

     (a)(2) Financial Statement Schedule

          See Index to Financial Statements and Financial Statement Schedule at
          Part II, Item 8, of this Filing.

     (a)(3) Exhibits

          See Index of Exhibits.

     (b)  Reports on Form 8-K

During the quarter ended December 31, 2003, we submitted, on October 30, 2003, a Report on Form 8-K reporting that we had issued a press release announcing our financial results for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of March 2004.

                                        OMNICARE, INC.


                                        /s/ David W. Froesel, Jr.
                                        ----------------------------------------
                                        David W. Froesel, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer and Director

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


Edward L. Hutton, Chairman of the Board
   and Director*
Charles H. Erhart, Jr., Director*
Patrick E. Keefe, Director*
Sandra E. Laney, Director*                                                                   March 15, 2004
Andrea R. Lindell, DNSc, RN, Director*
Sheldon Margen, M.D., Director*
John H. Timoney, Director*

* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself as a director and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.


                                        /s/ Cheryl D. Hodges
                                        ----------------------------------------
                                        Cheryl D. Hodges
                                        (Attorney-in-Fact)

                                   Schedule II

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                                 (in thousands)

                               Additions
                Balance at      charged                     Write-offs,    Balance
 Year ended    beginning of      to cost                      net of       at end
December 31,      period      and expenses   Acquisitions   recoveries    of period
------------   ------------   ------------   ------------   -----------   ---------
Allowance for uncollectible accounts receivable:

2003              $68,593        $44,680        $28,651      $(33,111)     $108,813

2002               45,573         31,163         20,182       (28,325)       68,593

2001               40,497         25,490             --       (20,414)       45,573

                                INDEX OF EXHIBITS

                                                     Document Incorporated by Reference from a Previous
Number and Description of Exhibit                    Filing, Filed Herewith, or Furnished Herewith as
(Numbers Coincide with Item 601 of Regulation S-K)   Indicated Below
--------------------------------------------------   --------------------------------------------------
(2)     Agreement and Plan of Merger, by and         Exhibit (d)(2) to NCS Acquisition Corp's
        among Omnicare, Inc., NCS Acquisition        Schedule TO-T, as amended and filed
        Corp. and NCS HealthCare, Inc., dated        with the Securities and Exchange Commission
        as of December 17, 2002                      on December 18, 2002

(3.1)   Restated Certificate of Incorporation        Form 10-K
        of Omnicare, Inc. (as amended)               March 27, 2003

(3.2)   Certificate of Designations of Series        Form 10-K
        A Junior Participating Preferred             March 27, 2003
        Stock of Omnicare, Inc. dated as of
        May 18, 1999

(3.3)   Second Amended and Restated By-Laws          Form 10-Q
        of Omnicare, Inc.                            November 14, 2003

(4.1)   Indenture dated as of March 20, 2001,        Form 8-K
        by and among Omnicare, Inc., the             March 23, 2001
        Guarantors named therein and SunTrust
        Bank, as trustee, relating to the
        Company's $375.0 million 8.125%
        Senior Subordinated Notes due 2011

(4.2)    Rights Agreement, and related               Form 8-K
         Exhibits, dated as of May 17, 1999          May 18, 1999
         between Omnicare, Inc. and First
         Chicago Trust Company of New York, as
         Rights Agent

(4.3)   $750.0 million Credit Agreement,             Form 10-Q
        dated as of June 13, 2003, by and            August 14, 2003
        among Omnicare, Inc., as Borrower,
        the lenders from time to time parties
        thereto, as Lenders, JP Morgan Chase
        Bank, as a Joint Syndication Agent,
        Wachovia Bank, National Association,
        as a Joint Documentation Agent,
        Lehman Commercial Paper Inc., as
        Joint Syndication Agent, UBS
        Securities LLC, as a Joint
        Documentation Agent, and SunTrust
        Bank as the Administrative Agent

                                INDEX OF EXHIBITS

                                                     Document Incorporated by Reference from a Previous
Number and Description of Exhibit                    Filing, Filed Herewith, or Furnished Herewith as
(Numbers Coincide with Item 601 of Regulation S-K)   Indicated Below
--------------------------------------------------   --------------------------------------------------
(4.4)   Subordinated Debt Securities                 Form 8-K
        Indenture, dated as of June 13, 2003         Filed June 16, 2003
        between Omnicare, Inc. and SunTrust
        Bank, as Trustee

(4.5)   First Supplemental Indenture, dated          Form 8-K
        as of June 13, 2003, between                 Filed June 16, 2003
        Omnicare, Inc. and SunTrust Bank, as
        Trustee

(4.6)   Second Supplemental Indenture, dated         Form 8-K
        as of June 13, 2003, between                 Filed June 16, 2003
        Omnicare, Inc. and SunTrust Bank, as
        Trustee

(4.7)   Amended and Restated Trust Agreement         Form 8-K
        of Omnicare Capital Trust, dated as          Filed June 16, 2003
        of June 13, 2003

(4.8)   Guarantee Agreement of Omnicare, Inc.        Form 8-K
        relating to the Trust Preferred              Filed June 16, 2003
        Income Equity Redeemable Securities,
        dated as of June 13, 2003

(10.1)  Executive Salary Protection Plan, as         Form 10-K
        amended, May 22, 1981*                       March 25, 1996

(10.2)  Annual Incentive Plan for Senior             Proxy Statement for
        Executive Officers*                          2001 Annual Meeting of
                                                     Shareholders dated
                                                     April 10, 2001

(10.3)  1992 Long-Term Stock Incentive Plan*         Proxy Statement for
                                                     2002 Annual Meeting of
                                                     Stockholders dated
                                                     April 10, 2002

(10.4)  1995 Premium-Priced Stock Option Plan*       Proxy Statement for
                                                     1995 Annual Meeting of
                                                     Stockholders dated
                                                     April 10, 1995

(10.5)  1998 Long-Term Employee Incentive Plan*      Form 10-K
                                                     March 30, 1999

                                INDEX OF EXHIBITS

                                                     Document Incorporated by Reference from a Previous
Number and Description of Exhibit                    Filing, Filed Herewith, or Furnished Herewith as
(Numbers Coincide with Item 601 of Regulation S-K)   Indicated Below
--------------------------------------------------   --------------------------------------------------
(10.6)   Amendment to 1998 Long-Term Employee         Form 10-K
         Incentive Plan effective November            March 27, 2003
         26, 2002*

(10.7)   Director Stock Plan for Members of           Form S-8
         the Compensation and Incentive               December 14, 2001
         Committee*

(10.8)   Form of Indemnification Agreement            Form 10-K
         with Directors and Officers*                 March 30, 1999

(10.9)   Employment Agreement with J.F.               Form 10-K
         Gemunder dated August 4, 1988*               March 27, 2003

(10.10)  Employment Agreement with C.D. Hodges        Form 10-K
         dated August 4, 1988*                        March 27, 2003

(10.11)  Employment Agreement with P.E. Keefe         Form 10-K
         dated March 4, 1993*                         March 25, 1994

(10.12)  Split Dollar Agreement with                  Form 10-K
         E.L. Hutton dated June 1, 1995               March 25, 1996
         (Agreement in the same form exists
         with J.F. Gemunder)*

(10.13)  Split Dollar Agreement dated June 1,         Form 10-K
         1995 (Agreements in the same form            March 25, 1996
         exist with the following Executive
         Officers: T.E. Bien, C.D. Hodges and
         P.E. Keefe)*

(10.14)  Retirement Plan for E.L. Hutton*             Form 10-K
                                                      March 30, 2001

(10.15)  Omnicare, Inc. Excess Benefit Plan*          Filed Herewith

(10.16)  Description of 2002 Supplemental             Filed Herewith
         Benefit Plan*

                                INDEX OF EXHIBITS

                                                     Document Incorporated by Reference from a Previous
Number and Description of Exhibit                    Filing, Filed Herewith, or Furnished Herewith as
(Numbers Coincide with Item 601 of Regulation S-K)   Indicated Below
--------------------------------------------------   --------------------------------------------------
(10.17)  Employment Agreement with T.E. Bien         Form 10-K
         dated January 1, 1994*                      March 31, 1997

(10.18)  Employment Agreement with D.W.              Form 10-K
         Froesel, Jr. dated February 17,             March 31, 1997
         1996*

(10.19)  Form of Amendment to Employment             Form 10-K
         Agreements with J.F. Gemunder, P.E.         March 30, 2000
         Keefe and C.D. Hodges dated as of
         February 25, 2000*

(10.20)  Amendment to Employment Agreement           Form 10-K
         with J.F. Gemunder dated as of              March 27, 2003
         September 25, 2002*

(10.21)  Amendment to Employment Agreement           Filed Herewith
         with J.F. Gemunder dated as of
         March 11, 2004*

(10.22)  Amendment to Employment Agreement           Filed Herewith
         with P.E. Keefe dated as of March
         11, 2004*

(10.23)  Amendment to Employment Agreement           Filed Herewith
         with C.D. Hodges dated as of March
         11, 2004*

(10.24)  Form of Amendment to Employment             Form 10-K
         Agreements with T.E. Bien and D.W.          March 30, 2000
         Froesel, Jr., dated as of February
         25, 2000*

(10.25)  Prime Vendor Agreement for                  Filed Herewith
         Pharmaceuticals dated as of December 23,
         2003**

(12)     Statement of Computation of Ratio of        Filed Herewith
         Earnings to Fixed Charges

                                INDEX OF EXHIBITS

                                                     Document Incorporated by Reference from a Previous
Number and Description of Exhibit                    Filing, Filed Herewith, or Furnished Herewith as
(Numbers Coincide with Item 601 of Regulation S-K)   Indicated Below
--------------------------------------------------   --------------------------------------------------
(21)     Subsidiaries of Omnicare, Inc.              Filed Herewith

(23)     Consent of PricewaterhouseCoopers LLP       Filed Herewith

(24)     Powers of Attorney                          Filed Herewith

(31.1)   Rule 13a-14(a) Certification of             Filed Herewith
         Chief Executive Officer of Omnicare,
         Inc. in accordance with Section 302
         of the Sarbanes-Oxley Act of 2002

(31.2)   Rule 13a-14(a) Certification of             Filed Herewith
         Chief Financial Officer of Omnicare,
         Inc. in accordance with Section 302
         of the Sarbanes-Oxley Act of 2002

(32.1)   Section 1350 Certification of Chief         Furnished Herewith
         Executive Officer of Omnicare, Inc.
         in accordance with Section 906 of
         the Sarbanes-Oxley Act of 2002***

(32.2)   Section 1350 Certification of Chief         Furnished Herewith
         Financial Officer of Omnicare, Inc.
         in accordance with Section 906 of
         the Sarbanes-Oxley Act of 2002***

* Indicates management contract or compensatory arrangement.

** Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

*** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                             STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as....................  'r'
The section symbol shall be expressed as................................. 'SS'