Form 10-Q
period 2004-03-31
OMNICARE INC
filed 2004-05-10
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

            100 East RiverCenter Boulevard, Covington, Kentucky 41011
               (Address of principal executive offices) (Zip code)

                                 (859) 392-3300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant:

     1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

     2)   has been subject to such filing requirement for the past 90 days.

Yes [x] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No [_]

COMMON STOCK OUTSTANDING

                                          Number of
                                            Shares                     Date
                                         -----------              --------------
Common Stock, $1 par value               103,848,057              March 31, 2004

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

         ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                   Consolidated Statements of Income -
                      Three months ended -
                      March 31, 2004 and 2003                                 3

                   Consolidated Balance Sheets -
                      March 31, 2004 and December 31, 2003                    4

                   Consolidated Statements of Cash Flows -
                      Three months ended -
                      March 31, 2004 and 2003                                 5

                   Notes to Consolidated Financial Statements                 6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS             17

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                         29

         ITEM 4.   CONTROLS AND PROCEDURES                                   30

PART II. OTHER INFORMATION:

         ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND
                   ISSUER PURCHASES OF EQUITY SECURITIES                     31

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
Sales                                                      $977,742    $797,753
Reimbursable out-of-pockets                                   4,537       8,108
                                                           --------    --------
   Total net sales                                          982,279     805,861
                                                           --------    --------
Cost of sales                                               723,074     589,792
Reimbursed out-of-pocket expenses                             4,537       8,108
                                                           --------    --------
   Total direct costs                                       727,611     597,900
                                                           --------    --------

Gross profit                                                254,668     207,961
Selling, general and administrative expenses                138,662     126,928
                                                           --------    --------
Operating income                                            116,006      81,033
Investment income                                               634         588
Interest expense                                            (16,712)    (16,456)
                                                           --------    --------
Income before income taxes                                   99,928      65,165
Income taxes                                                 36,437      24,742
                                                           --------    --------
Net income                                                 $ 63,491    $ 40,423
                                                           ========    ========
Earnings per share:
   Basic                                                   $   0.61    $   0.43
                                                           ========    ========
   Diluted                                                 $   0.61    $   0.42
                                                           ========    ========
Weighted average number of common shares outstanding:
   Basic                                                    103,458      94,386
                                                           ========    ========
   Diluted                                                  104,769     104,029
                                                           ========    ========
Dividends per share                                        $ 0.0225    $ 0.0225
                                                           ========    ========
Comprehensive income                                       $ 64,173    $ 41,420
                                                           ========    ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except share data)

                                                                       March 31,   December 31,
                                                                         2004          2003
                                                                      ----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  174,069    $  187,413
   Restricted cash                                                         5,777           714
   Deposit with drug wholesaler                                           44,000            --
   Accounts receivable, less allowances
      of $120,289 (2003-$108,813)                                        737,078       678,255
   Unbilled  receivables                                                  10,312        15,281
   Inventories                                                           322,022       326,550
   Deferred income tax benefits                                           71,898        53,224
   Other current assets                                                  142,475       121,651
                                                                      ----------    ----------
      Total current assets                                             1,507,631     1,383,088
Properties and equipment, at cost less accumulated
   depreciation of $208,398 (2003-$200,498)                              149,422       148,307
Goodwill                                                               1,765,959     1,690,558
Other noncurrent assets                                                  176,703       173,068
                                                                      ----------    ----------
      Total assets                                                    $3,599,715    $3,395,021
                                                                      ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  323,053    $  296,089
   Current debt                                                           22,799        20,709
   Accrued employee compensation                                          29,049        30,611
   Deferred revenue                                                       18,540        22,454
   Income taxes payable                                                   15,951        16,244
   Other current liabilities                                              68,773        76,653
                                                                      ----------    ----------
      Total current liabilities                                          478,165       462,760
Long-term debt                                                           214,651       135,855
8.125% senior subordinated notes, due 2011                               375,000       375,000
6.125% senior subordinated notes, net, due 2013                          237,735       226,822
4.0% contingent convertible notes, due 2033                              345,000       345,000
Deferred income tax liabilities                                           86,559        50,913
Other noncurrent liabilities                                             110,721       122,647
                                                                      ----------    ----------
      Total liabilities                                                1,847,831     1,718,997
                                                                      ----------    ----------
Commitments and contingencies (Note 8)

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
      none issued and outstanding                                             --            --
   Common stock, $1 par value, 200,000,000 shares authorized,
      105,882,400 shares issued (2003-105,050,900 shares issued)         105,882       105,051
   Paid-in capital                                                     1,023,121       986,138
   Retained earnings                                                     745,506       684,348
   Treasury stock, at cost-2,034,300 shares (2003-1,863,000 shares)      (53,630)      (46,087)
   Deferred compensation                                                 (65,779)      (49,528)
   Accumulated other comprehensive income                                 (3,216)       (3,898)
                                                                      ----------    ----------
      Total stockholders' equity                                       1,751,884     1,676,024
                                                                      ----------    ----------
      Total liabilities and stockholders' equity                      $3,599,715    $3,395,021
                                                                      ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ---------------------
                                                                        2004        2003
                                                                     ---------   ---------
Cash flows from operating activities:
Net income                                                           $  63,491   $  40,423
Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation                                                       9,081       9,568
      Amortization                                                       4,846       3,193
      Provision for doubtful accounts                                   10,476      11,045
      Deferred tax provision                                            14,808      13,469
Changes in assets and liabilities, net of effects
   from acquisition of businesses:
      Accounts receivable and unbilled receivables                     (49,744)    (43,631)
      Inventories                                                       12,172      (8,076)
      Current and noncurrent assets                                    (59,991)        456
      Accounts payable                                                  23,619     (10,768)
      Accrued employee compensation                                     (1,784)     (2,509)
      Deferred revenue                                                  (3,914)      7,788
      Current and noncurrent liabilities                                   698     (15,607)
                                                                     ---------   ---------
         Net cash flows from operating activities                       23,758       5,351
                                                                     ---------   ---------

Cash flows from investing activities:
   Acquisition of businesses                                          (105,936)   (476,999)
   Capital expenditures                                                 (5,068)     (3,990)
   Transfer of cash to trusts for employee health and
      severance costs, net of payments out of the trust                 (5,063)     (2,654)
   Other                                                                    35          45
                                                                     ---------   ---------
         Net cash flows from investing activities                     (116,032)   (483,598)
                                                                     ---------   ---------

Cash flows from financing activities:
   Borrowings on line of credit facilities                             115,000     499,000
   Payments on line of credit facilities and term A loan               (34,103)    (25,000)
   Payments on long-term borrowings and obligations                        (52)       (146)
   Proceeds from (payments) for stock awards and exercise of
      stock options and warrants, net of stock tendered in payment       1,072      (3,117)
   Dividends paid                                                       (2,333)     (2,125)
                                                                     ---------   ---------
         Net cash flows from financing activities                       79,584     468,612
                                                                     ---------   ---------

Effect of exchange rate changes on cash                                   (654)        689
                                                                     ---------   ---------
Net decrease in cash and cash equivalents                              (13,344)     (8,946)
Cash and cash equivalents at beginning of period - unrestricted        187,413     137,936
                                                                     ---------   ---------
Cash and cash equivalents at end of period - unrestricted            $ 174,069   $ 128,990
                                                                     =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

1.   Interim Financial Data

     The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.   Stock-Based Employee Compensation

     At March 31, 2004, the Company had three stock-based employee compensation plans. As permitted under United States Generally Accepted Accounting Principles ("U.S. GAAP"), the Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

                                                    Three months ended March 31,
                                                    ----------------------------
                                                            2004      2003
                                                          -------   -------
Net income, as reported                                   $63,491   $40,423
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                               1,810     1,251
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method, net of
   related tax effects                                     (6,177)   (3,670)
                                                          -------   -------
Pro forma net income                                      $59,124   $38,004
                                                          =======   =======

Earnings per share:
   Basic - as reported                                      $0.61     $0.43
                                                            =====     =====
   Basic - pro forma                                        $0.57     $0.40
                                                            =====     =====

   Diluted - as reported                                    $0.61     $0.42
                                                            =====     =====
   Diluted - pro forma                                      $0.56     $0.39
                                                            =====     =====

The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                           2004     2003
                                                          ------   ------
Volatility                                                    57%      62%
Risk-free interest rate                                      2.9%     3.0%
Dividend yield                                               0.2%     0.3%
Expected term of options (in years)                          5.0      5.5
Weighted average fair value per option                    $21.62   $14.02

     The above pro forma information is based on the circumstances and assumptions in effect for each of the respective periods and, therefore, is not necessarily representative of the actual effect of SFAS 123 on net income or earnings per share in future years.

3.   Acquisitions

     During the first quarter of 2004, the Company completed several acquisitions in its institutional pharmacy business which individually and in the aggregate were not significant.

     On July 15, 2003, Omnicare acquired the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $83 million. The Company funded the acquisition of SunScript from existing cash balances. Up to an additional $15.0 million may become payable post-closing, subject to adjustment.

     At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services to skilled nursing and assisted living facilities comprised of approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that Sun Healthcare is divesting in unrelated transactions). SunScript served these facilities through its network of 31 long-term care pharmacies. Omnicare has achieved certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of SunScript have been included from the date of acquisition in the Company's financial statements.

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

     Pro forma information for NCS and SunScript is not presented for the three months ended March 31, 2003, as the results of NCS are included in those of the Company from the closing date of January 15, 2003, and the difference from the beginning of the period is not significant, and the impact of SunScript is not presented due to the lack of significance on the pro forma combined results.

4.   Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the three months ended March 31, 2004, by business segment, are as follows (in thousands):

                                               Pharmacy      CRO
                                               Services    Services      Total
                                              ----------   --------   ----------
Balance as of December 31, 2003               $1,649,604    $40,954   $1,690,558
Goodwill acquired in the three
   months ended March 31, 2004                    73,743         --       73,743
Other                                              1,670        (12)       1,658
                                              ----------    -------   ----------
Balance as of March 31, 2004                  $1,725,017    $40,942   $1,765,959
                                              ==========    =======   ==========

     The "Other" caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions), as well as the effect of adjustments due to foreign currency translations, which relate solely to Contract Research Organization ("CRO") Services.

     The Company's other intangible assets have not changed significantly from the balances at December 31, 2003. The Company is using an independent valuation firm to assist with the completion of the purchase price allocation for the SunScript acquisition, including the identification of goodwill and other identifiable intangible assets. Accordingly, the goodwill balance is preliminary and subject to change.

5.   Debt and Issuance of Common Stock

     As discussed further below, during the second quarter of 2003, the Company completed its offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par, and 6,468,750 shares of common stock, $1 par value, at $29.16 per share, for gross proceeds of approximately $189 million, and the offering, through Omnicare Capital Trust I, a statutory trust formed by the Company (the "Trust"), of $345.0 million aggregate principal amount of convertible trust preferred securities due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities").

     In early 2001, the Company entered into a three-year syndicated $500.0 million revolving line of credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. As previously discussed, in January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS.

     In connection with the 2003 financings (described above), the Company entered into a new, four-year $750.0 million credit facility ("Credit Facility"), consisting of a $250.0 million term A loan commitment and a $500.0 million revolving credit commitment, including a $25.0 million letter of credit subfacility. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) the London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At March 31, 2004, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%.
There is no utilization fee associated with the Credit Facility.

     The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474.0 million, with remaining proceeds being used for general corporate purposes. The Company paid down $4.1 million on the term A loan during the three months ended March 31, 2004. The $151.8 million outstanding at March 31, 2004 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $22.6 million due within one year. There was $85.0 million outstanding as of March 31, 2004 under the revolving credit commitment of the Credit Facility.

     As described above, the Company completed, during the second quarter of 2003, its offering of $250.0 million of 6.125% Senior Notes due 2013. During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June, commencing December 1, 2003. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 3.43% at March 31, 2004. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of $12.3 million at March 31, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes.

     In connection with the offering of the trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at March 31, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS.

6.   Employee Benefit Plans

     The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Expense relating to the Company's defined contribution plans for the three months ended March 31, 2004 and 2003 was $1.2 million and $1.0 million, respectively.

     The Company also has an excess benefit plan which provides retirement benefits to certain headquarters employees in amounts generally consistent with what they would have received under the Company's non-contributory, defined benefit pension plan (the "Qualified Plan"), frozen in 1993. The retirement benefits provided by the excess benefit plan are generally comparable to those that would have been earned in the Qualified Plan, if payments under the Qualified Plan were not limited by the Internal Revenue Code. The Company has established rabbi trusts, which are invested primarily in a mutual fund holding U.S. Treasury obligations, to provide for retirement obligations under the excess benefit plan. The Company's policy is to fund pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act ("ERISA").

     The following table presents the components of the Company's pension cost for each of the three months ended March 31, 2004 and 2003 (in thousands):

                                                              Three months ended
                                                                   March 31,
                                                               -----------------
                                                                 2004     2003
                                                                ------   ------
Service cost                                                    $  384   $  394
Interest cost                                                      527      411
Amortization of deferred amounts (primarily prior
   actuarial losses)                                               470      242
                                                                ------   ------
Net periodic pension cost                                       $1,381   $1,047
                                                                ======   ======

     During the first quarter of 2004, the Company made no payments related to funding plan assets for the settlement of the Company's pension obligations.

     In addition, the Company has supplemental pension plans ("SPPs") in which certain of its officers participate. Retirement benefits under the SPPs are calculated on the basis of a specified percentage of the officers' covered compensation, years of credited service and a vesting schedule, as specified in the plan documents. Expense relating to the SPPs was $0.2 million for the three month periods ended March 31, 2004 and 2003.

7.   Restructuring Charges

     In connection with the previously disclosed second phase of its productivity and consolidation initiative (the "Phase II Program"), the Company had liabilities of $4.1 million at December 31, 2003, of which $0.5 million was utilized in the three months ended March 31, 2004. The remaining liabilities at March 31, 2004 of $3.6 million represent amounts not yet paid relating to actions taken (consisting primarily of lease payments), and will be adjusted as these matters are settled.

8.   Commitments and Contingencies

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

     As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. The Company is also involved in various legal actions arising in the normal course of business. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's consolidated financial position.

9.   Segment Information

     Based on the "management approach," as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities in 47 states in the United States of America ("USA") and the District of Columbia at March 31, 2004. The Company's other reportable segment is CRO Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 29 countries around the world at March 31, 2004, including the USA.

     The table below presents information about the reportable segments as of and for the three months ended March 31, 2004 and 2003 and should be read in conjunction with the paragraph that follows (in thousands):

                                            Three Months Ended March 31,
------------------------------------------------------------------------------------
                                                          Corporate
                                 Pharmacy       CRO          and        Consolidated
                                 Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
2004:
Net sales                       $  948,513   $ 33,766     $     --       $  982,279
Depreciation and amortization       12,968        347          612           13,927
Operating income (expense)         123,430      3,208      (10,632)         116,006
Total assets                     3,174,788    104,659      320,268        3,599,715
Capital expenditures                 4,804         65          199            5,068
------------------------------------------------------------------------------------

2003:
Net sales                       $  763,154   $ 42,707     $     --       $  805,861
Depreciation and amortization       11,748        418          595           12,761
Operating income (expense)          85,370      4,730       (9,067)          81,033
Total assets                     2,731,891    127,116      169,547        3,028,554
Capital expenditures                 3,815         65          110            3,990
------------------------------------------------------------------------------------


     In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company included in its reported CRO segment net sales amount, reimbursable out-of-pockets totaling $4.5 million for the three months ended March 31, 2004 ($8.1 million for the period ended March 31, 2003).

10.  Guarantor Subsidiaries

     The Company's $375.0 million 8.125% senior subordinated notes due 2011 and the 6.125% Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2004 and December 31, 2003 for the balance sheet, and for the three months ended March 31, 2004 and 2003 for the statement of income and the statement of cash flows. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statement of cash flows since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income

(in thousands)                                                        Three Months Ended March 31,
                                               -------------------------------------------------------------------------
                                                            Guarantor    Non-Guarantor                   Omnicare, Inc.
                                                Parent    Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
                                               --------   ------------   -------------   ------------   ----------------
2004
Total net sales                                $     --     $952,784        $29,495        $     --         $982,279
Total direct costs                                   --      704,609         23,002              --          727,611
                                               --------     --------        -------        --------         --------
Gross profit                                         --      248,175          6,493              --          254,668
Selling, general and administrative expenses      1,381      131,812          5,469              --          138,662
                                               --------     --------        -------        --------         --------
Operating income (loss)                          (1,381)     116,363          1,024              --          116,006
Investment income                                    98          523             13              --              634
Interest expense                                (15,157)      (1,377)          (178)             --          (16,712)
                                               --------     --------        -------        --------         --------
Income (loss) before income taxes               (16,440)     115,509            859              --           99,928
Income tax (benefit) expense                     (6,001)      42,124            314              --           36,437
Equity in net income of subsidiaries             73,930           --             --         (73,930)              --
                                               --------     --------        -------        --------         --------
Net income (loss)                              $ 63,491     $ 73,385        $   545        $(73,930)        $ 63,491
                                               ========     ========        =======        ========         ========

2003
Total net sales                                $     --     $778,088        $27,773        $     --         $805,861
Total direct costs                                   --      575,514         22,386              --          597,900
                                               --------     --------        -------        --------         --------
Gross profit                                         --      202,574          5,387              --          207,961
Selling, general and administrative expenses      1,529      120,129          5,270              --          126,928
                                               --------     --------        -------        --------         --------
Operating income (loss)                          (1,529)      82,445            117              --           81,033
Investment income                                   345          239              4              --              588
Interest expense                                (15,943)        (481)           (32)             --          (16,456)
                                               --------     --------        -------        --------         --------
Income (loss) before income taxes               (17,127)      82,203             89              --           65,165
Income tax (benefit) expense                     (6,508)      31,216             34              --           24,742
Equity in net income of subsidiaries             51,042           --             --         (51,042)              --
                                               --------     --------        -------        --------         --------
Net income (loss)                              $ 40,423     $ 50,987        $    55        $(51,042)        $ 40,423
                                               ========     ========        =======        ========         ========

                     Condensed Consolidating Balance Sheets

(In thousands)
                                                                    Guarantor   Non-Guarantor                Omnicare, Inc. and
                                                        Parent    Subsidiaries   Subsidiaries  Eliminations     Subsidiaries
                                                      ----------  ------------  -------------  ------------  ------------------
As of March 31, 2004:
ASSETS
Cash and cash equivalents                             $  119,301   $   48,663      $  6,105    $        --       $  174,069
Restricted cash                                               --        5,777            --             --            5,777
Deposit with drug wholesaler                                  --       44,000            --             --           44,000
Accounts receivable, net (including intercompany)             --      729,524        13,113         (5,559)         737,078
Inventories                                                   --      316,730         5,292             --          322,022
Other current assets                                         481      221,757         2,447             --          224,685
                                                      ----------   ----------      --------    -----------       ----------
   Total current assets                                  119,782    1,366,451        26,957         (5,559)       1,507,631
                                                      ----------   ----------      --------    -----------       ----------
Properties and equipment, net                                 --      140,496         8,926             --          149,422
Goodwill                                                      --    1,697,058        68,901             --        1,765,959
Other noncurrent assets                                   37,083      126,532        13,088             --          176,703
Investment in subsidiaries                             2,792,759           --            --     (2,792,759)              --
                                                      ----------   ----------      --------    -----------       ----------
   Total assets                                       $2,949,624   $3,330,537      $117,872    $(2,798,318)      $3,599,715
                                                      ==========   ==========      ========    ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)          $   19,741   $  449,094      $ 14,889    $    (5,559)      $  478,165
Long-term debt                                           214,231          420            --             --          214,651
8.125% senior subordinated notes, due 2011               375,000           --            --             --          375,000
6.125% senior subordinated notes, net, due 2013          237,735           --            --             --          237,735
4.0% contingent convertible notes, due 2033              345,000           --            --             --          345,000
Other noncurrent liabilities                               6,033      189,418         1,829             --          197,280
Stockholders' equity                                   1,751,884    2,691,605       101,154     (2,792,759)       1,751,884
                                                      ----------   ----------      --------    -----------       ----------
   Total liabilities and stockholders' equity         $2,949,624   $3,330,537      $117,872    $(2,798,318)      $3,599,715
                                                      ==========   ==========      ========    ===========       ==========

As of December 31, 2003:

ASSETS
Cash and cash equivalents                             $  134,513   $   48,940      $  3,960    $        --       $  187,413
Restricted cash                                               --          714            --             --              714
Accounts receivable, net (including intercompany)             --      672,315        13,708         (7,768)         678,255
Inventories                                                   --      321,465         5,085             --          326,550
Other current assets                                         954      187,363         1,839             --          190,156
                                                      ----------   ----------      --------    -----------       ----------
   Total current assets                                  135,467    1,230,797        24,592         (7,768)       1,383,088
                                                      ----------   ----------      --------    -----------       ----------
Properties and equipment, net                                 --      139,108         9,199             --          148,307
Goodwill                                                      --    1,621,645        68,913             --        1,690,558
Other noncurrent assets                                   33,390      128,147        11,531             --          173,068
Investment in subsidiaries                             2,627,756           --            --     (2,627,756)              --
                                                      ----------   ----------      --------    -----------       ----------
   Total assets                                       $2,796,613   $3,119,697      $114,235    $(2,635,524)      $3,395,021
                                                      ==========   ==========      ========    ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)          $   38,383   $  422,566      $  9,579    $    (7,768)      $  462,760
Long-term debt                                           135,384          471            --             --          135,855
8.125% senior subordinated notes, due 2011               375,000           --            --             --          375,000
6.125% senior subordinated notes, net, due 2013          226,822           --            --             --          226,822
4.0% contingent convertible notes, due 2033              345,000           --            --             --          345,000
Other noncurrent liabilities                                  --      173,246           314             --          173,560
Stockholders' equity                                   1,676,024    2,523,414       104,342     (2,627,756)       1,676,024
                                                      ----------   ----------      --------    -----------       ----------
   Total liabilities and stockholders' equity         $2,796,613   $3,119,697      $114,235    $(2,635,524)      $3,395,021
                                                      ==========   ==========      ========    ===========       ==========

                Condensed Consolidating Statements of Cash Flows

(In thousands)                                                                   Three Months Ended March 31,
                                                                  ----------------------------------------------------------
                                                                               Guarantor    Non-Guarantor    Omnicare, Inc.
                                                                   Parent    Subsidiaries    Subsidiaries   and Subsidiaries
                                                                  --------   ------------   -------------   ----------------
2004:
Cash flows from operating activities:
Provision for doubtful accounts                                   $     --    $  10,239        $  237         $  10,476
Other                                                              (25,887)      35,662         3,507            13,282
                                                                  --------    ---------        ------         ---------
      Net cash flows from operating activities                     (25,887)      45,901         3,744            23,758
                                                                  --------    ---------        ------         ---------

Cash flows from investing activities:
Acquisition of businesses                                               --     (105,038)         (898)         (105,936)
Capital expenditures                                                    --       (5,021)          (47)           (5,068)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                              --       (5,063)           --            (5,063)
Other                                                                   --           35            --                35
                                                                  --------    ---------        ------         ---------
      Net cash flows from investing activities                          --     (115,087)         (945)         (116,032)
                                                                  --------    ---------        ------         ---------

Cash flows from financing activities:
Borrowings on line of credit facility                              115,000           --            --           115,000
Payments on line of credit facility and term A loan                (34,103)          --            --           (34,103)
Payments on long-term borrowings and obligations                       (52)          --            --               (52)
Proceeds from stock awards and exercise of stock options
   and warrants, net of stock tendered in payment                    1,072           --            --             1,072
Dividends                                                           (2,333)          --            --            (2,333)
Other                                                              (68,909)      68,909            --                --
                                                                  --------    ---------        ------         ---------
      Net cash flows from financing activities                      10,675       68,909            --            79,584
                                                                  --------    ---------        ------         ---------
Effect of exchange rate changes on cash                                 --           --          (654)             (654)
                                                                  --------    ---------        ------         ---------
Net increase (decrease) in cash and cash equivalents               (15,212)        (277)        2,145           (13,344)
Cash and cash equivalents at beginning of period - unrestricted    134,513       48,940         3,960           187,413
                                                                  --------    ---------        ------         ---------
Cash and cash equivalents at end of period - unrestricted         $119,301    $  48,663        $6,105         $ 174,069
                                                                  ========    =========        ======         =========

(In thousands)                                                                    Three Months Ended March 31,
                                                                  -----------------------------------------------------------
                                                                                Guarantor    Non-Guarantor    Omnicare, Inc.
                                                                    Parent    Subsidiaries    Subsidiaries   and Subsidiaries
                                                                  ---------   ------------   -------------   ----------------
2003:
Cash flows from operating activities:
Provision for doubtful accounts                                   $      --    $  10,832        $   213         $  11,045
Other                                                                (9,086)       1,183          2,209            (5,694)
                                                                  ---------    ---------        -------         ---------
     Net cash flows from operating activities                        (9,086)      12,015          2,422             5,351
                                                                  ---------    ---------        -------         ---------
Cash flows from investing activities:
Acquisition of businesses                                                --     (475,373)        (1,626)         (476,999)
Capital expenditures                                                     --       (3,943)           (47)           (3,990)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                               --       (2,654)            --            (2,654)
Other                                                                    --           45             --                45
                                                                  ---------    ---------        -------         ---------
     Net cash flows from investing activities                            --     (481,925)        (1,673)         (483,598)
                                                                  ---------    ---------        -------         ---------
Cash flows from financing activities:
Borrowings on line of credit facilities                             499,000           --             --           499,000
Payments on line of credit facilities                               (25,000)          --             --           (25,000)
Other                                                              (475,994)     470,644            (38)           (5,388)
                                                                  ---------    ---------        -------         ---------
     Net cash flows from financing activities                        (1,994)     470,644            (38)          468,612
                                                                  ---------    ---------        -------         ---------
Effect of exchange rate changes on cash                                  --           --            689               689
                                                                  ---------    ---------        -------         ---------
Net increase (decrease) in cash and cash equivalents                (11,080)         734          1,400            (8,946)
Cash and cash equivalents at beginning of period - unrestricted      95,693       36,191          6,052           137,936
                                                                  ---------    ---------        -------         ---------
Cash and cash equivalents at end of period - unrestricted         $  84,613    $  36,925        $ 7,452         $ 128,990
                                                                  =========    =========        =======         =========

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

First Quarter Overview

     Omnicare, Inc. ("Omnicare" or the "Company") is a leading provider of pharmaceutical care for the elderly. Omnicare serves residents in long-term care facilities comprising approximately 1,050,000 beds in 47 states and the District of Columbia, making it the nation's largest provider of professional pharmacy, related consulting and data management services for skilled nursing, assisted living and other institutional healthcare providers. Omnicare also provides clinical research services for the pharmaceutical and biotechnology industries in 29 countries worldwide.

     Total consolidated net sales for the three months ended March 31, 2004 increased to $982.3 million from $805.9 million in the comparable prior year period. Consolidated net income for the 2004 first quarter was $63.5 million versus $40.4 million earned in the comparable 2003 period. Diluted earnings per share were $0.61 for the quarter ended March 31, 2004 versus $0.42 in the same prior year period. Consolidated earnings before interest (net of investment income), income taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 2004 totaled $129.9 million in comparison with $93.8 million for the same period of 2003.

     Omnicare's Pharmacy Services segment recorded sales of $948.5 million for the first quarter of 2004, an increase of 24% from the $763.2 million recorded in the comparable prior-year quarter of 2003. Contributing in large measure to the increase in sales was the acquisition of SunScript in July 2003, as well as a number of smaller acquisitions throughout the first quarter of 2004. Operating income of the Pharmacy Services segment was $123.4 million in the first quarter of 2004, an increase of 45% from the $85.4 million recorded in the first quarter of 2003. The improved operating income was primarily the result of the increased sales, as discussed above, and the ongoing benefits of the Company's acquisition integration efforts as well as productivity initiatives throughout the Pharmacy Services segment.

     Omnicare's Contract Research Organization ("CRO") Services segment recorded revenues of $33.8 million for the three months ended March 31, 2004, compared with $42.7 million recorded in the same prior year period. Operating income in the CRO Services segment for the first quarter of 2004 was $3.2 million compared with the $4.7 million recorded in the comparable prior-year period of 2003. Revenues and operating income in the CRO Services segment were lower in the three months ended March 31, 2004 than in same period of 2003 due primarily to client-driven cancellations or delays in the commencement or continuation of certain projects in the latter half of 2003.

     Net cash flows from operating activities for the first-quarter ended March 31, 2004 was $23.8 million as compared with $5.4 million for the first quarter ended March 31, 2003. During the first quarter of 2004, the Company's investing activities included the completion of several acquisitions in its institutional pharmacy business which individually and in the aggregate were not significant. Borrowings on the credit facility, net of repayments of $30.0 million, totaled $85.0 million in the 2004 first quarter and were primarily used for payments relating to the acquisition of businesses. The Company also paid $4.1 million on the term A loan in the first quarter of 2004. At March 31, 2004, outstanding revolving credit borrowings were $85.0 million and the balance on the term A loan was $151.8 million.

Results of Operations

     The following table presents the consolidated net sales and results of operations of Omnicare for each of the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts).

                       Three Months Ended
                           March 31,
                      -------------------
                        2004       2003
                      --------   --------
Total net sales       $982,279   $805,861
                      ========   ========

Net income            $ 63,491   $ 40,423
                      ========   ========
Earnings per share:
   Basic              $   0.61   $   0.43
                      ========   ========
   Diluted            $   0.61   $   0.42
                      ========   ========

     The Company believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt. However, EBITDA does not represent net cash flows from operating activities, as defined by United States Generally Accepted Accounting Principles ("U.S. GAAP"), and should not be considered as a substitute for operating cash flows as a measure of liquidity or net income as an indicator of the Company's operating performance. The Company's calculation of EBITDA may differ from the calculation of EBITDA by others.

                                                          Three Months Ended
                                                              March 31,
                                                         -------------------
(in thousands)                                             2004       2003
                                                         --------   --------
EBITDA calculation:
Net income                                               $ 63,491   $ 40,423
Add:
Interest expense, net of investment income                 16,078     15,868
Income taxes                                               36,437     24,742
Depreciation and amortization                              13,927     12,761
                                                         --------   --------
EBITDA                                                   $129,933   $ 93,794
                                                         ========   ========
EBITDA reconciliation to net cash flows from
   operating activities:
EBITDA                                                   $129,933   $ 93,794
(Subtract)/Add:
Interest expense, net of investment income                (16,078)   (15,868)
Income taxes                                              (36,437)   (24,742)
Changes in assets and liabilities, net of effects from
   acquisition of businesses                              (78,944)   (72,347)
Provision for doubtful accounts                            10,476     11,045
Deferred tax provision                                     14,808     13,469
                                                         --------   --------
   Net cash flows from operating activities              $ 23,758   $  5,351
                                                         ========   ========

Quarter Ended March 31, 2004 vs. 2003

Pharmacy Services Segment

     Omnicare's Pharmacy Services segment recorded sales of $948.5 million for the three months ended March 31, 2004, exceeding the 2003 amount of $763.2 million by $185.3 million, or 24.3%. At March 31, 2004, Omnicare served long-term care facilities comprising approximately 1,050,000 beds as compared with approximately 935,000 beds served at March 31, 2003. Contributing in large measure to the increase in sales and in beds served was the acquisition of SunScript in July 2003, as discussed below, as well as smaller acquisitions. Additionally, Pharmacy Services sales increased due to growth in new business, increasing occupancy in many areas, the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation, and the increased market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. Partially offsetting the increase in sales were pricing pressures, including lower government reimbursement formulas and other cost control measures in some states, and the increasing number and usage of generic drugs.

     Operating income of the Pharmacy Services segment was $123.4 million in the first quarter of 2004, a $38.0 million improvement as compared with the $85.4 million earned in the comparable period of 2003. The improved operating income was primarily the result of increased sales, as discussed above, and the overall synergies from the integration of the NCS HealthCare, Inc. ("NCS") business and, to a lesser extent, the SunScript acquisition, as well as productivity initiatives throughout the Pharmacy Services segment. Although operating margins were initially unfavorably impacted by the addition of these lower-margin businesses, the integration efforts resulted in drug purchasing improvements, consolidation of redundant pharmacy locations and economies of scale, which serve to leverage the Company's operating cost structure.

     On July 15, 2003, Omnicare acquired the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $83 million. Up to an additional $15.0 million may become payable post-closing, subject to adjustment.

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

     As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs. In addition, healthcare funding issues, including pressures on federal and state Medicaid budgets due to the economy, coupled with growth in enrollees, the escalation in drug costs owing to higher drug utilization as the population ages and the introduction of new, more effacious, albeit more expensive medications, have led to decreasing reimbursement rates in certain states. On

May 28, 2003, President Bush signed into law the "Jobs and Growth Reconciliation Tax Act," which includes $20 billion in temporary aid to the states, $10 billion of which is earmarked for state Medicaid programs. This additional funding expires June 30, 2004. Economic conditions have improved in many areas, however, some states continue to experience budget shortfalls or other funding pressures, and they may consider implementing further reductions in Medicaid reimbursement and other cost control measures. While the Company has managed to adjust to these pricing pressures to date, such pressures are likely to continue or escalate if economic recovery does not fully emerge, and there can be no assurance that such occurrence will not have an adverse impact on the Company's business.

     In December 2003, Congress enacted the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("MMA"), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Under the MMA, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called "dual eligibles") will have their prescription drug costs covered by the new Medicare drug benefit, including nursing home residents served by the Company whose drug costs are currently covered by state Medicaid programs. Implementation of the new Medicare drug benefit will require implementing regulations currently under development by the Centers for Medicare & Medicaid Services ("CMS"). In addition, the Secretary of the Department of Health and Human Services is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and, among other things, make recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to Medicare beneficiaries in nursing facilities consistent with existing patient safety and quality of care standards. Until the Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs beginning in June 2004 through a new prescription drug discount card program, which will give enrollees access to negotiated discounted prices for prescription drugs. PBM Plus Inc., an Omnicare subsidiary, has been selected by CMS as an endorsed sponsor to offer a Medicare prescription drug discount card. PBM Plus also received a special endorsement for long-term care to administer a transitional assistance benefit of $600 per year to certain qualified low-income seniors not currently receiving drug benefits from the Medicare and Medicaid programs. In addition, Omnicare is a member, together with several other national institutional pharmacies, in Long Term Care Pharmacy Alliance, LLC, which has also received the special long-term care endorsement from CMS to administer the transitional assistance benefit. The MMA also reforms the Medicare Part B prescription drug payment methodology. The Company's revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA's legislative reforms ultimately will have on the Company.

CRO Services Segment

     Omnicare's CRO Services segment recorded revenues of $33.8 million for the three months ended March 31, 2004, which were $8.9 million, or 20.8%, lower than the $42.7 million recorded in the same prior year period. In accordance with Emerging Issues Task Force

("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), the Company included $4.5 million and $8.1 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the quarters ended March 31, 2004 and 2003, respectively. Revenues for the three months ended March 31, 2004 were lower than in the same prior year period largely due to the impact of client-driven cancellations or delays in the commencement or continuation of certain projects in the latter half of 2003, and a reduction in reimbursable out-of-pockets of $3.6 million under EITF No. 01-14.

     Operating income in the CRO Services segment was $3.2 million in the first quarter of 2004 compared with $4.7 million in the same 2003 period. The operating income was unfavorably impacted by the lower revenues discussed above. Although the CRO Services segment experienced a year-over-year decline in revenues and operating income, the Company did see an increase in new business during the first quarter of 2004, which when combined with cost reduction efforts, led to improving quarterly profitability on a sequential basis in the CRO Services segment. Backlog at March 31, 2004 was $197.1 million, representing an increase of $16.7 million from the March 31, 2003 backlog of $180.4 million, and $14.3 million from the December 31, 2003 backlog of $182.8 million due to an increase in new business.

Consolidated

     The Company's consolidated gross profit of $254.7 million increased $46.7 million during the first quarter of 2004 from the same prior-year period amount of $208.0 million. Gross profit as a percentage of total net sales of 25.9% in the three months ended March 31, 2004, was higher than the 25.8% experienced during the same period of 2003. Positively impacting overall gross profit margin were the Company's purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the NCS business and, to a lesser extent, the SunScript business (net of the initial impact of adding these lower-margin businesses) and benefits realized from the Company's formulary compliance program, as well as the increased use of generic drugs. These favorable factors were offset by the previously mentioned shift in mix toward newer, branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins, and pricing pressures, including lower government reimbursement formulas and other cost control measures in some states.

     Omnicare's selling, general and administrative ("operating") expenses for the quarter ended March 31, 2004 of $138.7 million were higher than the comparable year amount of $126.9 million by $11.8 million, due primarily to the overall growth of the business, including the acquisition of SunScript as well as other smaller acquisitions.

     Operating expenses as a percentage of total net sales, however, totaled 14.1% in the first quarter 2004, representing a decrease from the 15.8% experienced in the comparable prior-year period. This decrease is primarily due to the realization of synergies from the NCS and SunScript acquisitions, and the leveraging of fixed and variable overhead costs over a larger sales base in 2004 than that which existed in 2003.

     Investment income for the three months ended March 31, 2004 of $0.6 million was consistent with the comparable prior year quarter.

     Interest expense for the three months ended March 31, 2004 of $16.7 million was relatively consistent with the $16.5 million in the comparable prior-year period.

     The effective income tax rate was 36.5% in the first quarter of 2004, slightly lower than the comparable prior year rate of 38%. The effective tax rates in 2004 and 2003 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Charges

     In connection with the previously disclosed second phase of its productivity and consolidation initiative (the "Phase II Program"), the Company had liabilities of $4.1 million at December 31, 2003, of which $0.5 million was utilized in the three months ended March 31, 2004. The remaining liabilities at March 31, 2004 of $3.6 million represent amounts not yet paid relating to actions taken (consisting primarily of lease payments), and will be adjusted as these matters are settled.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2004 were $179.8 million compared with $188.1 million at December 31, 2003 (including restricted cash amounts of $5.8 million and $0.7 million, respectively).

     The Company generated positive net cash flows from operating activities of $23.8 million during the three months ended March 31, 2004, compared with net cash flows from operating activities of $5.4 million during the three months ended March 31, 2003. The increase in net cash flows from operating activities during the three months ended March 31, 2004 was driven primarily by earnings growth, as previously discussed in the "Results of Operations" caption above. During the first quarter of 2003, a slowdown in payments to all providers by the Illinois Department of Public Aid ("Illinois Medicaid") delayed approximately $56 million in payments to the Company, and these funds were received during the balance of the year. In the first quarter of 2004, another broad-based slowdown occurred in Illinois, impacting cash flow by approximately $29 million. Also, owing to a change in payment terms under the Company's new contract with its drug wholesaler, a one-time deposit of $44.0 million was made during the first quarter of 2004. Lastly, a statewide administrative backup in the transfer of Medi-Cal provider numbers affecting California-based pharmacies acquired in the SunScript and other acquisitions created a temporary delay in cash receipts of approximately $19 million. Operating cash flows, as well as borrowings on the line of credit facilities, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends.

     Net cash used in investing activities was $116.0 million and $483.6 million for the three months ended March 31, 2004 and 2003, respectively. Acquisitions of businesses required cash payments of $105.9 million (including amounts payable pursuant to acquisition agreements relating to pre-2004 acquisitions) in 2004, which were primarily funded by borrowings under the credit facility and existing cash balances. Acquisitions of businesses during 2003 required $477.0 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2003 acquisitions) which were primarily funded by borrowings under the Company's then existing revolving credit facility. Omnicare's capital requirements are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company's information technology systems.

     Net cash provided by financing activities was $79.6 million for the three months ended March 31, 2004. Borrowings on the credit facility, net of repayments of $30.0 million, totaled $85.0 million in the 2004 first quarter and were primarily used for payments relating to the acquisition of businesses. The Company also paid $4.1 million on the term A loan in the first quarter of 2004. At March 31, 2004, outstanding revolving credit borrowings were $85.0 million and the balance on the term A loan was $151.8 million. Net cash provided by financing activities was $468.6 million in the first quarter of 2003. In connection with the aforementioned NCS acquisition, the Company borrowed $499.0 million under its then existing revolving credit facility in the first quarter of 2003. Partially offsetting these 2003 borrowings were payments of $25.0 million on the revolving credit facility in the first quarter of 2003.

     On February 5, 2004, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2004. Aggregate dividends of $2.3 million paid during the three months ended March 31, 2004 were relatively consistent with those paid in the comparable prior year period.

Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     At March 31, 2004, the Company had one unconsolidated entity, Omnicare Capital Trust I (the "Trust"), which was established for the purpose of facilitating the convertible trust preferred securities offering, due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities"). For financial reporting purposes, the Trust is treated as an equity method investment of Omnicare. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The contingent convertible notes issued by the Company to the Trust in connection with the issuance by the Trust of the trust PIERS are presented as a separate line item on Omnicare's consolidated balance sheet, and the related disclosures concerning the trust PIERS, the guarantee and the contingent convertible notes are included in Omnicare's notes to consolidated financial statements. Omnicare records interest payable to the Trust as interest expense in its consolidated statement of income.

     At March 31, 2004, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     Except for the Company's long-term debt obligations, Omnicare's contractual obligations did not significantly change from December 31, 2003. The following table sets forth the Company's contractual long-term debt obligations at March 31, 2004 to include the net borrowings on the credit facility of $85.0 million in the 2004 first quarter, as well as the impact of a payment on the term A loan of $4.1 million. The table summarizes the effect such long-term debt obligations are expected to have on the Company's liquidity and cash flows in future periods.

Contractual Long-Term Debt Obligations at March 31, 2004 (in thousands):

                                Total     Less Than 1 Year   1-3 Years   4-5 Years   After 5 Years
                             ----------   ----------------   ---------   ---------   -------------
Long-term debt obligations   $1,206,795        $22,564        $80,000     $134,231      $970,000
                             ==========        =======        =======     ========      ========

     During the second quarter of 2003, the Company completed its offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par, and 6,468,750 shares of common stock, $1 par value, at $29.16 per share for gross proceeds of approximately $189 million, and the offering, through the Trust, of $345.0 million aggregate principal amount of convertible trust preferred securities due 2033.

     In March 2001, the Company entered into a three-year syndicated $500.0 million revolving line of credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. In January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS (see Note 3 of the Notes to Consolidated Financial Statements). The Revolving Credit Facility was retired in connection with the mid-2003 refinancing transactions, as further discussed below.

     In connection with the mid-2003 financings, the Company entered into a new, four-year $750.0 million credit facility ("Credit Facility") consisting of a $250.0 million term A loan commitment and a $500.0 million revolving credit commitment, including a $25.0 million letter of credit subfacility. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) the London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or
(ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At March 31, 2004, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

     The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474.0 million, with remaining proceeds being used for general corporate purposes. The Company paid down $4.1 million on the term A loan during the three months ended March 31, 2004. The $151.8 million outstanding at March 31, 2004 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $22.6 million due within one year. There was $85.0 million outstanding as of March 31, 2004 under the revolving credit commitment of the Credit Facility.

     As described above, the Company completed, during the second quarter of 2003, its offering of $250.0 million of 6.125% Senior Notes due 2013. During the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June, commencing December 1, 2003. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 3.43% at March 31, 2004. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of $12.3 million at March 31, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes.

     In connection with the offering of the trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at March 31, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS.

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

Recently Issued Accounting Standards

     All recently issued accounting standards applicable to the Company have been adopted.

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

     Forward-looking statements in this report include, but are not limited to, the following: expectations concerning the Company's financial performance, results of operations, sales, earnings or business outlook; trends in the long-term healthcare and contract research industries generally; the impact of continued pricing pressures and the economy on federal and state Medicaid budgets, reimbursement rates and other cost control measures; the impact of the MMA; trends in healthcare funding issues, including, but not limited to, state Medicaid budgets; the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs; expectations concerning capital expenditure requirements; valuations of derivative instruments embedded in the Company's trust PIERS instruments; the adequacy and availability of the Company's sources of liquidity and capital; payments of future quarterly dividends; and the adequacy of the Company's net cash flows from operating activities, credit facilities and other long and short-term debt financings to satisfy the Company's future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future.

     These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics; the ability to attract new clients and service contracts and retain existing clients and service contracts; trends for the continued growth of the Company's businesses; expectations concerning the development and performance of the Company's informatics business; the effectiveness of the Company's formulary compliance program; trends in drug pricing, including the impact and pace of pharmaceutical price increases; delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets or for other reasons; the overall financial condition of the Company's customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the Company's pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated sales, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company's sales, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company's products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining and globalization efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company's implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; the impact of the MMA and its implementing regulations; legislation and regulations affecting payment and reimbursement rates for skilled nursing facilities; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company's ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to the CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans; events or circumstances which result in an impairment of goodwill; market conditions which adversely affect the valuation of the trust PIERS instruments; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company's stock and in the financial markets generally; market conditions generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; interest rate risk on borrowings; changes in tax laws and regulations; changes in accounting rules and standards; and other risks and uncertainties described in the Company's reports and filings with the Securities and Exchange Commission.

     Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at March 31, 2004 include $151.8 million outstanding under the term A loan portion, and $85.0 million drawn on the revolving credit commitment portion, of its June
2003 four-year, variable-rate Credit Facility at an interest rate of LIBOR plus 1.375%, or 2.47% at March 31, 2004 (a 100 basis point change in the interest rate would impact pretax interest expense by approximately $2.4 million per year); $375.0 million outstanding under its fixed-rate 8.125% senior subordinated notes due 2011 ("8.125% Senior Notes"), due 2011; $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; and $345.0 million outstanding under its 4.0% fixed-rate convertible debentures (the "4.0% Convertible Debentures"), due 2033. During the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The estimated LIBOR-based floating rate was 3.43% at March 31, 2004 (a 100 basis point change in the interest rate would impact pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of $12.3 million at March 31, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes. At March 31, 2004, the fair value of Omnicare's Credit Facility approximates its carrying value, and the fair value of the 8.125% Senior Notes, 6.125% Senior Notes and 4.0% Convertible Debentures is approximately $418.1 million, $260.6 million and $452.0 million, respectively.

     Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at March 31, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Based on a recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed or submitted under the Securities Exchange Act of 1934.

     (b) There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     A summary of the Company's repurchases during the quarter ended March 31, 2004 is as follows (in thousands):

                                                                                 Maximum Number
                                                          Total Number of    (or Approximate Dollar
                         Total                         Shares Purchased as   Value) of Shares that
                        Number of                        Part of Publicly        May Yet Be
                         Shares        Average Price       Announced          Purchased Under the
       Period         Purchased (a)   Paid per Share    Plans or Programs       Plans or Programs
-------------------   -------------   --------------   -------------------   ----------------------
January 1-31, 2004          --            $   --                --                      --
February 1-29, 2004         94             43.87                --                      --
March 1-31, 2004            68             45.49                --                      --
                           ---                                 ---                     ---
Total                      162            $44.55                --                      --
                           ===            ======               ===                     ===

(a) During the first quarter of 2004, the Company purchased 162,000 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with stock option exercises and the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Index of Exhibits.

(b)  Reports on Form 8-K

     During the quarter ended March 31, 2004, the Company submitted, on February 12, 2004, a Report on Form 8-K reporting that it had issued a press release announcing its financial results for the fourth quarter and year ended December 31, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Omnicare, Inc.
                                            Registrant


Date: May 10, 2004                      By: /s/ David W. Froesel, Jr.
                                            ------------------------------------
                                            David W. Froesel, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                INDEX OF EXHIBITS

                                                                                      Document Incorporated by Reference
                       Number and Description of Exhibit                            from a Previous Filing, Filed Herewith
               (Numbers Coincide with Item 601 of Regulation S-K)                  or Furnished Herewith, as Indicated Below
--------------------------------------------------------------------------------   ------------------------------------------
(11) Computation of Earnings Per Common Share                                      Filed Herewith

(12) Computation of Ratio of Earnings to Fixed Charges                             Filed Herewith

(31.1) Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc.   Filed Herewith
     in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

(31.2) Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc.   Filed Herewith
     in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

(32.1) Section 1350  Certification of Chief Executive Officer of Omnicare,  Inc.   Furnished Herewith
     in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2) Section 1350  Certification of Chief Financial Officer of Omnicare,  Inc.   Furnished Herewith
     in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.