Form 10-Q
period 2004-06-30
OMNICARE INC
filed 2004-08-09
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                          Commission File Number 1-8269

                                 OMNICARE, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 31-1001351
    -------------------------------         -----------------------------------
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

Yes [X] No [_]

COMMON STOCK OUTSTANDING
------------------------

                                                      Number of
                                                        Shares          Date
                                                     -----------   -------------
Common Stock, $1 par value                           104,108,382   June 30, 2004

                               OMNICARE, INC. AND
                              SUBSIDIARY COMPANIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION:

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Statements of Income -
              Three and six months ended -
              June 30, 2004 and 2003                                          3

           Consolidated Balance Sheets -
              June 30, 2004 and December 31, 2003                             4

           Consolidated Statements of Cash Flows -
              Six months ended -
              June 30, 2004 and 2003                                          5

           Notes to Consolidated Financial Statements                         6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     22

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                 40

   ITEM 4. CONTROLS AND PROCEDURES                                           41

PART II. OTHER INFORMATION:

   ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND
           ISSUER PURCHASES OF EQUITY SECURITIES                             42

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                                           42

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  43

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except per share data)
                                                        Three Months Ended June 30,   Six Months Ended June 30,
                                                        ---------------------------   -------------------------
                                                              2004         2003           2004         2003
                                                           ----------   --------       ----------   ----------
Sales                                                      $1,006,053   $838,183       $1,983,795   $1,635,936
Reimbursable out-of-pockets                                     4,544      5,850            9,081       13,958
                                                           ----------   --------       ----------   ----------
   Total net sales                                          1,010,597    844,033        1,992,876    1,649,894
                                                           ----------   --------       ----------   ----------
Cost of sales                                                 750,433    617,206        1,473,507    1,206,998
Reimbursed out-of-pocket expenses                               4,544      5,850            9,081       13,958
                                                           ----------   --------       ----------   ----------
   Total direct costs                                         754,977    623,056        1,482,588    1,220,956
                                                           ----------   --------       ----------   ----------
Gross profit                                                  255,620    220,977          510,288      428,938
Selling, general and administrative expenses                  143,327    130,090          281,989      257,018
                                                           ----------   --------       ----------   ----------
Operating income                                              112,293     90,887          228,299      171,920
Investment income                                                 905      1,166            1,539        1,754
Interest expense (Note 6)                                     (17,243)   (21,875)         (33,955)     (38,331)
                                                           ----------   --------       ----------   ----------
Income before income taxes                                     95,955     70,178          195,883      135,343
Income taxes                                                   35,501     26,677           71,938       51,419
                                                           ----------   --------       ----------   ----------
Net income                                                 $   60,454   $ 43,501       $  123,945   $   83,924
                                                           ==========   ========       ==========   ==========
Earnings per share:
   Basic                                                   $     0.58   $   0.45       $     1.19   $     0.88
                                                           ==========   ========       ==========   ==========
   Diluted                                                 $     0.58   $   0.44       $     1.18   $     0.86
                                                           ==========   ========       ==========   ==========
Weighted average number of common shares outstanding:
   Basic                                                      103,996     96,034          103,727       95,215
                                                           ==========   ========       ==========   ==========
   Diluted                                                    105,002    102,925          104,888      103,372
                                                           ==========   ========       ==========   ==========
Dividends per share                                        $   0.0225   $ 0.0225       $   0.0450   $   0.0450
                                                           ==========   ========       ==========   ==========
Comprehensive income                                       $   58,327   $ 44,758       $  122,500   $   86,178
                                                           ==========   ========       ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands,  except share data)
                                                                       June 30,    December 31,
                                                                         2004          2003
                                                                      ----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  169,702    $  187,413
   Restricted cash                                                         5,777           714
   Deposit with drug wholesaler                                           44,000            --
   Accounts receivable, less allowances
      of $122,632 (2003-$108,813)                                        732,593       678,255
   Unbilled  receivables                                                  12,551        15,281
   Inventories                                                           317,023       326,550
   Deferred income tax benefits                                           82,062        53,224
   Other current assets                                                  139,404       121,651
                                                                      ----------    ----------
      Total current assets                                             1,503,112     1,383,088

Properties and equipment, at cost less accumulated
   depreciation of $214,293 (2003-$200,498)                              146,195       148,307
Goodwill                                                               1,783,183     1,690,558
Other noncurrent assets                                                  193,371       173,068
                                                                      ----------    ----------
      Total assets                                                    $3,625,861    $3,395,021
                                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $  296,025    $  296,089
   Current debt                                                           24,748        20,709
   Accrued employee compensation                                          26,776        30,611
   Deferred revenue                                                       13,673        22,454
   Income taxes payable                                                   18,767        16,244
   Other current liabilities                                              79,341        76,653
                                                                      ----------    ----------
      Total current liabilities                                          459,330       462,760
Long-term debt                                                           183,567       135,855
8.125% senior subordinated notes, due 2011                               375,000       375,000
6.125% senior subordinated notes, net, due 2013                          221,959       226,822
4.0% contingent convertible notes, due 2033                              345,000       345,000
Deferred income tax liabilities                                          103,067        50,913
Other noncurrent liabilities                                             123,636       122,647
                                                                      ----------    ----------
      Total liabilities                                                1,811,559     1,718,997
                                                                      ----------    ----------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
      none issued and outstanding                                             --            --
   Common stock, $1 par value, 200,000,000 shares authorized,
      106,172,700 shares issued (2003-105,050,900 shares issued)         106,173       105,051
   Paid-in capital                                                     1,028,304       986,138
   Retained earnings                                                     803,613       684,348
   Treasury stock, at cost-2,064,300 shares (2003-1,863,000 shares)      (54,445)      (46,087)
   Deferred compensation                                                 (64,000)      (49,528)
   Accumulated other comprehensive income                                 (5,343)       (3,898)
                                                                      ----------    ----------
      Total stockholders' equity                                       1,814,302     1,676,024
                                                                      ----------    ----------
      Total liabilities and stockholders' equity                      $3,625,861    $3,395,021
                                                                      ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                      ---------------------
                                                                         2004        2003
                                                                      ---------   ---------
Cash flows from operating activities:
Net income                                                            $ 123,945   $  83,924
Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation                                                       18,062      18,827
      Amortization                                                        9,608       6,622
      Provision for doubtful accounts                                    21,890      23,180
      Deferred tax  provision                                            25,087      18,739
      Write-off of debt issuance costs                                       --       1,164
Changes in assets and liabilities, net of
   effects from acquisition of businesses:
      Accounts receivable and unbilled receivables                      (43,791)    (50,375)
      Inventories                                                        21,258     (23,849)
      Current and noncurrent assets                                     (69,625)     16,271
      Accounts payable                                                   (8,549)     40,363
      Accrued employee compensation                                      (4,721)      1,532
      Deferred revenue                                                   (8,781)     (1,992)
      Current and noncurrent liabilities                                  5,408     (14,376)
                                                                      ---------   ---------
         Net cash flows from operating activities                        89,791     120,030
                                                                      ---------   ---------

Cash flows from investing activities:
   Acquisition of businesses                                           (144,643)   (492,157)
   Capital expenditures                                                  (9,837)     (7,155)
   Transfer of cash to trusts for employee health
      and severance costs, net of payments out of the trust              (5,063)     (2,672)
   Other                                                                     61          53
                                                                      ---------   ---------
         Net cash flows from investing activities                      (159,482)   (501,931)
                                                                      ---------   ---------

Cash flows from financing activities:
   Borrowings on line of credit facilities and term A loan              190,000     749,000
   Payments on line of credit facilities and term A loan               (138,206)   (549,000)
   (Payments on) proceeds from long-term borrowings and obligations         (43)    485,221
   Fees paid for financing arrangements                                      --     (19,511)
   Proceeds from stock offering, net of issuance costs                       --     178,774
   Proceeds from (payments) for stock awards and exercise of
      stock options and warrants, net of stock tendered in payment        6,213      (3,832)
   Dividends paid                                                        (4,680)     (4,250)
   Other                                                                     --         122
                                                                      ---------   ---------
         Net cash flows from financing activities                        53,284     836,524
                                                                      ---------   ---------

Effect of exchange rate changes on cash                                  (1,304)      1,973
                                                                      ---------   ---------
Net (decrease) increase in cash and cash equivalents                    (17,711)    456,596
Cash and cash equivalents at beginning of period - unrestricted         187,413     137,936
                                                                      ---------   ---------

Cash and cash equivalents at end of period - unrestricted             $ 169,702   $ 594,532
                                                                      =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

1.   Interim Financial Data

     The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in Note 6) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.   Stock-Based Employee Compensation

     At June 30, 2004, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, including the 2004 Stock and Incentive Plan, approved by the Stockholders at the Company's May 18, 2004 Annual Meeting of Stockholders. From May 18, 2004 forward, stock-based incentive awards will be made only from the 2004 Stock and Incentive Plan. As permitted under United States Generally Accepted Accounting Principles ("U.S. GAAP"), the Company accounts for stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

                                              Three months ended    Six months ended
                                                   June 30,             June 30,
                                              ------------------   ------------------
                                                 2004      2003      2004       2003
                                               -------   -------   --------   -------
Net income, as reported                        $60,454   $43,501   $123,945   $83,924
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                    1,907     1,041      3,056     1,817
Deduct: Total stock-based employee
   compensation expense (stock options and
   awards) determined under fair value
   based method, net of related tax effects     (6,110)   (3,282)   (11,626)   (6,477)
                                               -------   -------   --------   -------
Pro forma net income                           $56,251   $41,260   $115,375   $79,264
                                               =======   =======   ========   =======
Earnings per share:
   Basic - as reported                         $  0.58   $  0.45   $   1.19   $  0.88
                                               =======   =======   ========   =======
   Basic - pro forma                           $  0.54   $  0.43   $   1.11   $  0.83
                                               =======   =======   ========   =======

   Diluted - as reported                       $  0.58   $  0.44   $   1.18   $  0.86
                                               =======   =======   ========   =======
   Diluted - pro forma                         $  0.54   $  0.42   $   1.10   $  0.81
                                               =======   =======   ========   =======

     The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants:

                                         Three months ended   Six months ended
                                              June 30,            June 30,
                                         ------------------   ----------------
                                           2004     2003       2004     2003
                                          ------   ------     ------   ------
Volatility                                    57%      60%        57%      60%
Risk-free interest rate                      3.9%     2.6%       3.9%     2.6%
Dividend yield                               0.2%     0.3%       0.2%     0.3%
Expected term of options (in years)          5.0      5.4        5.0      5.4
Weighted average fair value per option    $20.94   $14.00     $21.24   $14.01

     The above pro forma information is based on the circumstances and assumptions in effect for each of the respective periods and, therefore, is not necessarily representative of the actual effect of SFAS 123 on net income or earnings per share in future years.

3.   Recently Issued Accounting Standards

     In July 2004, the Emerging Issues Task Force ("EITF") released the draft abstract for EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF No. 04-8"). The proposal would require contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether the market-price contingency is met. The EITF is currently deliberating on EITF No. 04-8. As drafted, the proposal would be applied by retroactively restating previously reported diluted earnings per share. It is estimated that the proposed EITF No. 04-8 would have reduced Omnicare's diluted earnings per share by approximately $0.05 for the six months ended June 30, 2004, if it had been effective during this period.

4.   Acquisitions

     During the first six months of 2004, the Company completed several acquisitions in its institutional pharmacy business which, individually and in the aggregate, were not significant. Further, on June 4, 2004, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of NeighborCare, Inc. ("NeighborCare") for $30.00 per share in cash. The transaction has a total value of approximately $1.5 billion, which includes the assumption of NeighborCare's net debt and any related refinancing thereof. The acquisition of NeighborCare is expected to be financed with proceeds from a $2.4 billion commitment letter the Company has secured in anticipation of the transaction or from such other financings that are sufficient, together with cash on hand, to consummate the tender offer and the proposed merger. The Company's $2.4 billion commitment letter consists of a $600 million five-year revolving credit facility, a $700 million five-year senior term A loan facility and a $1.1 billion 364-day facility. On July 13, 2004, Omnicare announced that it received a request for additional information from the Federal Trade Commission ("FTC") relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") in connection with its tender offer for NeighborCare. The request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction until 10 days after Omnicare has substantially complied with the request. Omnicare is continuing to work with the FTC with respect to the filing. The Company's tender offer is scheduled to expire at 5:00 p.m., New York City time, on August 31, 2004, unless extended.

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

     The following table summarizes the fair values of the net assets acquired at the date of the SunScript acquisition (in thousands):

Current assets, including deferred tax assets   $ 33,443
Property and equipment                             3,379
Intangible assets                                  8,272
Goodwill                                          64,580
Current and noncurrent liabilities               (26,981)
                                                --------
Total net assets acquired                       $ 82,693
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

     Pro forma information for NCS and SunScript is not presented for the three and six months ended June 30, 2003, as the results of NCS are included in those of the Company from the closing date of January 15, 2003, and the difference from the beginning of the period is not significant, and the impact of SunScript is not presented due to the lack of significance on the pro forma combined results.

5.   Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the six months ended June 30, 2004, by business segment, are as follows (in thousands):

                                   Pharmacy      CRO
                                   Services    Services     Total
                                  ----------   --------   ----------
Balance as of December 31, 2003   $1,649,604    $40,954   $1,690,558
Goodwill acquired in the six
   months ended June 30, 2004         99,366         --       99,366
Other                                 (6,431)      (310)      (6,741)
                                  ----------    -------   ----------
Balance as of June 30, 2004       $1,742,539    $40,644   $1,783,183
                                  ==========    =======   ==========

     The "Other" caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations). "Other" also includes the effect of adjustments due to foreign currency translations, which relate solely to Contract Research Organization ("CRO") Services.

     The Company's other intangible assets (included in the "Other noncurrent assets" caption on the Consolidated Balance Sheet) have increased by $8.2 million during the first half of 2004. This increase was primarily due to the Company's completion of its purchase price allocation for the SunScript acquisition, including the identification of goodwill and other intangible assets (primarily related to customer relationship assets and non-compete agreements) based on an appraisal recently finalized by an independent valuation firm.

6.   Debt and Issuance of Common Stock

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

     In early 2001, the Company entered into a three-year syndicated $500.0 million revolving line of credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. As previously discussed, in January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS. The Revolving Credit Facility was retired in connection with the mid-2003 refinancing transactions, as further described below.

     In connection with the mid-2003 refinancings, the Company entered into a new, four-year $750.0 million credit facility ("Credit Facility"), consisting of a $250.0 million term A loan commitment and a $500.0 million revolving credit commitment, including a $25.0 million letter of credit subfacility. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) the London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At June 30, 2004, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

     The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474.0 million, with remaining proceeds being used for general corporate purposes. The Company paid down $4.1 million and $8.2 million on the term A loan during the three and six months ended June 30, 2004, respectively. The $147.7 million outstanding at June 30, 2004 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $24.6 million due within one year. There was $60.0 million outstanding as of June 30, 2004 under the revolving credit commitment of the Credit Facility.

     The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% convertible subordinated debentures ("5% Convertible Debentures"), with remaining proceeds being used for general corporate purposes. A portion of the 5% Convertible Debentures (approximately $106.5 million) were redeemed in June 2003 and the remaining 5% Convertible Debentures outstanding were redeemed by July 14, 2003. In connection with the early redemption of the 5% Convertible Debentures, a charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share) was recognized in interest expense in the second quarter of 2003, representing the proportionate share of the call premium and the write-off of unamortized debt issuance costs.

     In connection with its offering of $250.0 million of 6.125% Senior Notes due 2013, during the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 4.17% at June 30, 2004. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of $28.0 million at June 30, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes.

     In connection with the offering of the trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at June 30, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS.

7.   Employee Benefit Plans

     The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Expense relating primarily to the Company's matching contributions for these defined contribution plans was $1.2 million and $2.4 million for the three and six months ended June 30, 2004, respectively ($1.0 million and $2.0 million for the comparable prior year periods ended June 30, 2003, respectively).

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

     The following table presents the components of pension cost for each of the three and six months ended June 30, 2004 and 2003 (in thousands):

                                        Three months ended   Six months ended
                                             June 30,            June 30,
                                        ------------------   ----------------
                                            2004    2003       2004     2003
                                           ------   ----      ------   ------
Service cost                               $  365   $300      $  749   $  694
Interest cost                                 527    411       1,054      822
Amortization of deferred amounts
   (primarily prior actuarial losses)         470    242         940      484
                                           ------   ----      ------   ------
Net periodic pension cost                  $1,362   $953      $2,743   $2,000
                                           ======   ====      ======   ======

     During the second quarter of 2004, the Company made payments of $6.7 million related to funding plan assets for the settlement of the Company's pension obligations.

     In addition, the Company has supplemental pension plans ("SPPs") in which certain of its officers participate. Retirement benefits under the SPPs are calculated on the basis of a specified percentage of the officers' covered compensation, years of credited service and a vesting schedule, as specified in the plan documents. Expense relating to the SPPs was $0.2 million and $0.4 million for each of the three and six month periods ended June 30, 2004 and 2003, respectively.

8.   Earnings Per Share Data

     Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and warrants, as well as convertible debentures.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                      For the three months ended June 30, 2004
                                      ----------------------------------------
                                          Income         Shares      Per Share
                                       (Numerator)   (Denominator)    Amounts
                                       -----------   -------------   ---------
Basic EPS
Net income                               $60,454        103,996        $0.58
                                                                       =====
Effect of Dilutive Securities
Stock options and stock warrants              --          1,006
                                         -------        -------
Diluted EPS
Net income plus assumed conversions      $60,454        105,002        $0.58
                                         =======        =======        =====

                                      For the three months ended June 30, 2003
                                      ------------------------------------------
                                          Income         Shares      Per Share
                                       (Numerator)   (Denominator)    Amounts
                                       -----------   -------------   ---------
Basic EPS
Net income                               $43,501        96,034         $0.45
                                                                       =====
Effect of Dilutive Securities
5% Convertible Debentures                  1,948         5,808
Stock options and stock warrants              --         1,083
                                         -------       -------
Diluted EPS
Net income plus assumed conversions      $45,449       102,925         $0.44
                                         =======       =======         =====

                                       For the six months ended June 30, 2004
                                      ---------------------------------------
                                         Income         Shares      Per Share
                                      (Numerator)   (Denominator)    Amounts
                                      -----------   -------------   ---------
Basic EPS
Net income                              $123,945       103,727        $1.19
                                                                      =====
Effect of Dilutive Securities
Stock options and stock warrants              --         1,161
                                        --------       -------
Diluted EPS
Net income plus assumed conversions     $123,945       104,888        $1.18
                                        ========       =======        =====

                                       For the six months ended June 30, 2003
                                      ---------------------------------------
                                         Income         Shares      Per Share
                                      (Numerator)   (Denominator)    Amounts
                                      -----------   -------------   ---------
Basic EPS
Net income                              $83,924         95,215        $0.88
                                                                      =====
Effect of Dilutive Securities
5% Convertible Debentures                 4,870          7,260
Stock options and stock warrants             --            897
                                        --------       -------
Diluted EPS
Net income plus assumed conversions     $88,794        103,372        $0.86
                                        ========       =======        =====

     During the three and six month periods ended June 30, 2004 and 2003, the anti-dilutive effect associated with selected options and warrants was excluded from the computation of diluted EPS, since the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods. The aggregate anti-dilutive stock options and warrants excluded for the quarter ended June 30, 2004 and 2003 totaled 2.0 million and 3.0 million, respectively. Further, 2.0 million and 4.8 million anti-dilutive options and warrants were excluded from the year-to-date June 30, 2004 and 2003 periods, respectively.

     The $345.0 million of 4.0% convertible trust preferred securities due 2033, which are convertible at a fixed conversion price of $40.82 (under a contingent conversion feature described in Note 6), were outstanding during the three and six months ended June 30, 2004 and a portion of the three and six months ended June 30, 2003, but were not included in the computation of diluted EPS because the conversion trigger of $53.07 had not been met. See further discussion at
Note 3.

     The three and six month periods ended June 30, 2003 includes the dilutive effect of the $345.0 million of 5.0% Convertible Debentures, which assumes conversion using the "if converted" method. Under that method, the 5.0% Convertible Debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the 5.0% Convertible Debentures is added back to net income. Approximately $106.5 million of the $345.0 million 5% Convertible Debentures were redeemed in June 2003, with the remaining $238.5 million being redeemed in July 2003. The portion of the 5% Convertible Debentures outstanding were included in the dilutive EPS calculations for each respective period.

9.   Restructuring Program

     In connection with the previously disclosed second phase of its productivity and consolidation initiative (the "Phase II Program"), the Company had liabilities of $4.1 million at December 31, 2003, of which $0.7 million was utilized in the six months ended June 30, 2004. The remaining liabilities at June 30, 2004 of $3.4 million represent amounts not yet paid relating to actions taken (consisting primarily of lease payments), and will be adjusted as these matters are settled.

10.  Commitments and Contingencies

     The Company continuously evaluates contingencies based upon the best available evidence. Management believes that liabilities have been provided to the extent necessary and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management's estimates, future earnings will be charged or credited accordingly.

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

11.  Segment Information

     Based on the "management approach," as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services in 47 states in the United States of America ("USA") and the District of Columbia at June 30, 2004. The Company's other reportable segment is CRO Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 29 countries around the world at June 30, 2004, including the USA.

     The table below presents information about the reportable segments as of and for the three and six months ended June 30, 2004 and 2003 and should be read in conjunction with the paragraph that follows (in thousands):

                                             Three Months Ended June 30,
                                ----------------------------------------------------
                                                          Corporate
                                 Pharmacy      CRO           and        Consolidated
2004:                            Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
Net sales                       $  976,768   $ 33,829     $     --       $1,010,597
Depreciation and amortization       12,774        354          615           13,743
Operating income (expense)         120,549      3,268      (11,524)         112,293
Total assets                     3,197,160     93,549      335,152        3,625,861
Capital expenditures                 3,401        295        1,073            4,769

2003:
------------------------------------------------------------------------------------
Net sales                       $  802,828   $ 41,205     $     --       $  844,033
Depreciation and amortization       11,626        483          579           12,688
Operating income (expense)          95,825      4,485       (9,423)          90,887
Total assets                     2,745,926    122,535      665,977        3,534,438
Capital expenditures                 2,270        640          255            3,165

                                             Six Months Ended June 30,
                                ----------------------------------------------------
                                                          Corporate
                                 Pharmacy      CRO           and        Consolidated
2004:                            Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
Net sales                       $1,925,281   $ 67,595     $     --       $1,992,876
Depreciation and amortization       25,742        701        1,227           27,670
Operating income (expense)         243,979      6,476      (22,156)         228,299
Total assets                     3,197,160     93,549      335,152        3,625,861
Capital expenditures                 8,205        360        1,272            9,837

2003:
------------------------------------------------------------------------------------
Net sales                       $1,565,982   $ 83,912     $     --       $1,649,894
Depreciation and amortization       23,374        901        1,174           25,449
Operating income (expense)         181,195      9,215      (18,490)         171,920
Total assets                     2,745,926    122,535      665,977        3,534,438
Capital expenditures                 6,085        705          365            7,155

     In accordance with EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company included in its reported CRO segment net sales amount, reimbursable out-of-pockets totaling $4.5 million and $9.1 million for the three and six months ended June 30, 2004, respectively ($5.9 million and $14.0 million for the comparable prior year periods ended June 30, 2003, respectively).

12.  Guarantor Subsidiaries

     The Company's $375.0 million 8.125% senior subordinated notes due 2011 and the 6.125% Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2004 and December 31, 2003 for the balance sheets, the three and six months ended June 30, 2004 and 2003 for the statements of income, and the statements of cash flows for the six months ended June 30, 2004 and 2003. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income

(in thousands)                                                        Three Months Ended June 30,
                                               -------------------------------------------------------------------------
                                                            Guarantor    Non-Guarantor                   Omnicare, Inc.
2004                                            Parent    Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
Total net sales                                $     --     $979,245        $31,352        $     --        $1,010,597
Total direct costs                                   --      730,161         24,816              --           754,977
                                               --------     --------        -------        --------        ----------
Gross profit                                         --      249,084          6,536              --           255,620
Selling, general and administrative expenses      1,326      137,166          4,835              --           143,327
                                               --------     --------        -------        --------        ----------
Operating income (loss)                          (1,326)     111,918          1,701              --           112,293
Investment income                                   251          654             --              --               905
Interest expense                                (16,050)      (1,052)          (141)             --           (17,243)
                                               --------     --------        -------        --------        ----------
Income (loss) before income taxes               (17,125)     111,520          1,560              --            95,955
Income tax (benefit) expense                     (6,336)      41,260            577              --            35,501
Equity in net income of subsidiaries             71,243           --             --         (71,243)               --
                                               --------     --------        -------        --------        ----------
Net income (loss)                              $ 60,454     $ 70,260        $   983        $(71,243)       $   60,454
                                               ========     ========        =======        ========        ==========

2003
-----------------------------------------------------------------------------------------------------------------------
Total net sales                                $     --     $806,113        $37,920        $     --        $  844,033
Total direct costs                                   --      592,269         30,787              --           623,056
                                               --------     --------        -------        --------        ----------
Gross profit                                         --      213,844          7,133              --           220,977
Selling, general and administrative expenses      1,839      120,862          7,389              --           130,090
                                               --------     --------        -------        --------        ----------
Operating income (loss)                          (1,839)      92,982           (256)             --            90,887
Investment income                                 1,001          117             48              --             1,166
Interest expense                                (21,049)        (699)          (127)             --           (21,875)
                                               --------     --------        -------        --------        ----------
Income (loss) before income taxes               (21,887)      92,400           (335)             --            70,178
Income tax (benefit) expense                     (8,317)      35,121           (127)             --            26,677
Equity in net income of subsidiaries             57,071           --             --         (57,071)               --
                                               --------     --------        -------        --------        ----------
Net income (loss)                              $ 43,501     $ 57,279        $  (208)       $(57,071)       $   43,501
                                               ========     ========        =======        ========        ==========

                   Summary Consolidating Statements of Income

(in thousands)                                                          Six Months Ended June 30,
                                               -------------------------------------------------------------------------
                                                            Guarantor    Non-Guarantor                   Omnicare, Inc.
2004                                            Parent    Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
Total net sales                                $     --    $1,932,029       $60,847        $      --       $1,992,876
Total direct costs                                   --     1,434,770        47,818               --        1,482,588
                                               --------    ----------       -------        ---------       ----------
Gross profit                                         --       497,259        13,029               --          510,288
Selling, general and administrative expenses      2,707       268,978        10,304               --          281,989
                                               --------    ----------       -------        ---------       ----------
Operating income (loss)                          (2,707)      228,281         2,725               --          228,299
Investment income                                   349         1,177            13               --            1,539
Interest expense                                (31,207)       (2,429)         (319)              --          (33,955)
                                               --------    ----------       -------        ---------       ----------
Income (loss) before income taxes               (33,565)      227,029         2,419               --          195,883
Income tax (benefit) expense                    (12,337)       83,384           891               --           71,938
Equity in net income of subsidiaries            145,173            --            --         (145,173)              --
                                               --------    ----------       -------        ---------       ----------
Net income (loss)                              $123,945    $  143,645       $ 1,528        $(145,173)      $  123,945
                                               ========    ==========       =======        =========       ==========
2003
------------------------------------------------------------------------------------------------------------------------

Total net sales                                $     --    $1,584,201       $65,693        $      --       $1,649,894
Total direct costs                                   --     1,167,783        53,173               --        1,220,956
                                               --------    ----------       -------        ---------       ----------
Gross profit                                         --       416,418        12,520               --          428,938
Selling, general and administrative expenses      3,368       240,991        12,659               --          257,018
                                               --------    ----------       -------        ---------       ----------
Operating income (loss)                          (3,368)      175,427          (139)              --          171,920
Investment income                                 1,346           356            52               --            1,754
Interest expense                                (36,992)       (1,180)         (159)              --          (38,331)
                                               --------    ----------       -------        ---------       ----------
Income (loss) before income taxes               (39,014)      174,603          (246)              --          135,343
Income tax (benefit) expense                    (14,825)       66,337           (93)              --           51,419
Equity in net income of subsidiaries            108,113            --            --         (108,113)              --
                                               --------    ----------       -------        ---------       ----------
Net income (loss)                              $ 83,924    $  108,266       $  (153)       $(108,113)      $   83,924
                                               ========    ==========       =======        =========       ==========

                     Condensed Consolidating Balance Sheets

(in thousands)
                                                                   Guarantor    Non-Guarantor                   Omnicare, Inc.
As of June 30, 2004:                                  Parent     Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                           $  123,748    $   42,870       $  3,084     $        --       $  169,702
Restricted cash                                             --         5,777             --              --            5,777
Deposit with drug wholesaler                                --        44,000             --              --           44,000
Accounts receivable, net (including intercompany)           --       723,706         15,127          (6,240)         732,593
Inventories                                                 --       311,656          5,367              --          317,023
Other current assets                                     1,877       230,619          1,521              --          234,017
                                                    ----------    ----------       --------     -----------       ----------
   Total current assets                                125,625     1,358,628         25,099          (6,240)       1,503,112
                                                    ----------    ----------       --------     -----------       ----------
Properties and equipment, net                               --       137,560          8,635              --          146,195
Goodwill                                                    --     1,729,713         53,470              --        1,783,183
Other noncurrent assets                                 35,398       146,390         11,583              --          193,371
Investment in subsidiaries                           2,850,843            --             --      (2,850,843)              --
                                                    ----------    ----------       --------     -----------       ----------
   Total assets                                     $3,011,866    $3,372,291       $ 98,787     $(2,857,083)      $3,625,861
                                                    ==========    ==========       ========     ===========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)        $   44,487    $  405,622       $ 15,461     $    (6,240)      $  459,330
Long-term debt                                         183,077           490             --              --          183,567
8.125% senior subordinated notes, due 2011             375,000            --             --              --          375,000
6.125% senior subordinated notes, net, due 2013        221,959            --             --              --          221,959
4.0% contingent convertible notes, due 2033            345,000            --             --              --          345,000
Other noncurrent liabilities                            28,041       197,542          1,120              --          226,703
Stockholders' equity                                 1,814,302     2,768,637         82,206      (2,850,843)       1,814,302
                                                    ----------    ----------       --------     -----------       ----------
   Total liabilities and stockholders' equity       $3,011,866    $3,372,291       $ 98,787     $(2,857,083)      $3,625,861
                                                    ==========    ==========       ========     ===========       ==========
As of December 31, 2003:
-------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                           $  134,513    $   48,940       $  3,960     $        --       $  187,413
Restricted cash                                             --           714             --              --              714
Accounts receivable, net (including intercompany)           --       672,315         13,708          (7,768)         678,255
Inventories                                                 --       321,465          5,085              --          326,550
Other current assets                                       954       187,363          1,839              --          190,156
                                                    ----------    ----------       --------     -----------       ----------
   Total current assets                                135,467     1,230,797         24,592          (7,768)       1,383,088
                                                    ----------    ----------       --------     -----------       ----------
Properties and equipment, net                               --       139,108          9,199              --          148,307
Goodwill                                                    --     1,621,645         68,913              --        1,690,558
Other noncurrent assets                                 33,390       128,147         11,531              --          173,068
Investment in subsidiaries                           2,627,756            --             --      (2,627,756)              --
                                                    ----------    ----------       --------     -----------       ----------
   Total assets                                     $2,796,613    $3,119,697       $114,235     $(2,635,524)      $3,395,021
                                                    ==========    ==========       ========     ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)        $   15,205    $  445,744       $  9,579     $    (7,768)      $  462,760
Long-term debt                                         135,384           471             --              --          135,855
8.125% senior subordinated notes, due 2011             375,000            --             --              --          375,000
6.125% senior subordinated notes, net, due 2013        226,822            --             --              --          226,822
4.0% contingent convertible notes, due 2033            345,000            --             --              --          345,000
Other noncurrent liabilities                            23,178       150,068            314              --          173,560
Stockholders' equity                                 1,676,024     2,523,414        104,342      (2,627,756)       1,676,024
                                                    ----------    ----------       --------     -----------       ----------
   Total liabilities and stockholders' equity       $2,796,613    $3,119,697       $114,235     $(2,635,524)      $3,395,021
                                                    ==========    ==========       ========     ===========       ==========

                Condensed Consolidating Statements of Cash Flows

(in thousands)                                                                       Six Months Ended June 30,
                                                                  -----------------------------------------------------------
                                                                                Guarantor    Non-Guarantor    Omnicare, Inc.
2004:                                                               Parent    Subsidiaries    Subsidiaries   and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                   $      --     $  21,405      $   485           $  21,890
Other                                                               (20,807)       87,413        1,295              67,901
                                                                  ---------     ---------      -------           ---------
      Net cash flows from operating activities                      (20,807)      108,818        1,780              89,791
                                                                  ---------     ---------      -------           ---------

Cash flows from investing activities:
Acquisition of businesses                                                --      (143,545)      (1,098)           (144,643)
Capital expenditures                                                     --        (9,583)        (254)             (9,837)
Transfer of cash to trusts for employee health and severance
      costs, net of payments out of the trust                            --        (5,063)          --              (5,063)
Other                                                                    --            61           --                  61
                                                                  ---------     ---------      -------           ---------
      Net cash flows from investing activities                           --      (158,130)      (1,352)           (159,482)
                                                                  ---------     ---------      -------           ---------

Cash flows from financing activities:
Borrowings on line of credit facility                               190,000            --           --             190,000
Payments on line of credit facility and term A loan                (138,206)           --           --            (138,206)
Payments on long-term borrowings and obligations                        (43)           --           --                 (43)
Proceeds from stock awards and exercise of stock options
   and warrants, net of stock tendered in payment                     6,213            --           --               6,213
Dividends paid                                                       (4,680)           --           --              (4,680)
Other                                                               (43,242)       43,242           --                  --
                                                                  ---------     ---------      -------           ---------
      Net cash flows from financing activities                       10,042        43,242           --              53,284
                                                                  ---------     ---------      -------           ---------

Effect of exchange rate changes on cash                                  --            --       (1,304)             (1,304)
                                                                  ---------     ---------      -------           ---------

Net decrease in cash and cash equivalents                           (10,765)       (6,070)        (876)            (17,711)
Cash and cash equivalents at beginning of period - unrestricted     134,513        48,940        3,960             187,413
                                                                  ---------     ---------      -------           ---------
Cash and cash equivalents at end of period - unrestricted         $ 123,748     $  42,870      $ 3,084           $ 169,702
                                                                  =========     =========      =======           =========

(in thousands)                                                                       Six Months Ended June 30,
                                                                  ----------------------------------------------------------
                                                                               Guarantor    Non-Guarantor    Omnicare, Inc.
2003:                                                              Parent    Subsidiaries    Subsidiaries   and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                                   $     --     $  22,749       $   431          $  23,180
Other                                                               (7,050)      105,265        (1,365)            96,850
                                                                  --------     ---------       -------          ---------
      Net cash flows from operating activities                      (7,050)      128,014          (934)           120,030
                                                                  --------     ---------       -------          ---------

Cash flows from investing activities:
Acquisition of businesses                                               --      (489,415)       (2,742)          (492,157)
Capital expenditures                                                    --        (7,080)          (75)            (7,155)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                              --        (2,672)           --             (2,672)
Other                                                                   --            53            --                 53
                                                                  --------     ---------       -------          ---------
      Net cash flows from investing activities                          --      (499,114)       (2,817)          (501,931)
                                                                  --------     ---------       -------           --------

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan            749,000            --            --            749,000
Payments on line of credit facilities and term A loan             (549,000)           --            --           (549,000)
Proceeds from long-term borrowings                                 485,221            --            --            485,221
Fees paid for financing arrangements                               (19,511)           --            --            (19,511)
Proceeds from stock offering, net of issuance costs                178,774            --            --            178,774
Other                                                             (377,215)      369,293           (38)            (7,960)
                                                                  --------     ---------       -------          ---------
      Net cash flows from financing activities                     467,269       369,293           (38)           836,524
                                                                  --------     ---------       -------          ---------

Effect of exchange rate changes on cash                                 --            --         1,973              1,973
                                                                  --------     ---------       -------          ---------

Net increase (decrease) in cash and cash equivalents               460,219        (1,807)       (1,816)           456,596
Cash and cash equivalents at beginning of period - unrestricted     95,693        36,191         6,052            137,936
                                                                  --------     ---------       -------          ---------
Cash and cash equivalents at end of period - unrestricted         $555,912     $  34,384       $ 4,236          $ 594,532
                                                                  ========     =========       =======          =========

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

Three and Six Months Ended June 30, 2004 Overview

     Omnicare, Inc. ("Omnicare" or the "Company") is a leading provider of pharmaceutical care for the elderly. Omnicare primarily serves residents in long-term care facilities comprising approximately 1,054,000 beds in 47 states and the District of Columbia, making it the nation's largest provider of professional pharmacy, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services. Omnicare also provides clinical research services for the pharmaceutical and biotechnology industries in 29 countries worldwide.

     A summary of the key operating results for the three and six month periods ended June 30, 2004 and 2003 follows (in thousands, except per share amounts):

                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                     ---------------------   -----------------------
                                        2004        2003        2004         2003
                                     ----------   --------   ----------   ----------
Consolidated:
Total net sales                      $1,010,597   $844,033   $1,992,876   $1,649,894
                                     ==========   ========   ==========   ==========
Net income                           $   60,454   $ 43,501   $  123,945   $   83,924
                                     ==========   ========   ==========   ==========
Diluted earnings per share ("EPS")   $     0.58   $   0.44   $     1.18   $     0.86
                                     ==========   ========   ==========   ==========
EBITDA(a)                            $  126,036   $103,575   $  255,969   $  197,369
                                     ==========   ========   ==========   ==========

(a) "EBITDA" represents earnings before interest (net of investment income), income taxes, depreciation and amortization. See "Results of Operations" for a reconciliation of EBITDA to net cash flows from operating activities.

     Sales and profitability results are discussed at the "Pharmacy Services Segment" and "CRO Services Segment" captions below.

                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                     ---------------------   -----------------------
                                        2004        2003        2004         2003
                                     ----------   --------   ----------   ----------
Pharmacy Services Segment:
Sales                                $  976,768   $802,828   $1,925,281   $1,565,982
                                     ==========   ========   ==========   ==========
Operating income                     $  120,549   $ 95,825   $  243,979   $  181,195
                                     ==========   ========   ==========   ==========

     Contributing in large measure to the increase in sales was the acquisition of SunScript in July 2003, as well as a number of smaller acquisitions, particularly in the first half of 2004. The improved operating income was primarily the result of increased sales, ongoing benefits of the Company's acquisition integration efforts and productivity initiatives throughout the Pharmacy Services segment. These factors were partially offset, as further discussed below, by intensified pricing pressures and drug pricing issues (including the limitation or reduction of drug-specific prices on certain generic drugs) under various state Medicaid programs, and a shift in the Company's payor mix toward Medicaid during the second quarter of 2004.

                        Three Months Ended    Six Months Ended
                              June 30,             June 30,
                        ------------------   -----------------
                           2004      2003      2004      2003
                         -------   -------   -------   -------
CRO Services Segment:
Revenues                 $33,829   $41,205   $67,595   $83,912
                         =======   =======   =======   =======
Operating income         $ 3,268   $ 4,485   $ 6,476   $ 9,215
                         =======   =======   =======   =======

     Revenues and operating income in the CRO Services segment were lower in the three and six months ended June 30, 2004 than in the same periods of 2003 due primarily to client-driven cancellations or delays in the commencement or continuation of certain projects in the latter half of 2003, which resulted in lower sales during the three and six months ended June 30, 2004.

Financial Condition, Liquidity and Capital Resources

     Net cash flows from operating activities for the six months ended June 30, 2004 was $89.8 million as compared with $120.0 million for the same period of 2003. Operating cash flows during the six months ended June 30, 2004 were unfavorably impacted by a one-time deposit of $44.0 million made during the first quarter of 2004, owing to a change in payment terms under the Company's new contract with its drug wholesaler. Also unfavorably impacting operating cash flows was a statewide administrative backup in the transfer of Medi-Cal provider numbers affecting California-based pharmacies acquired in the SunScript and other acquisitions, creating a temporary delay in cash receipts of approximately $24 million through June 30, 2004. Operating cash flows, as well as borrowings on the line of credit facilities, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends. During the six months ended June 30, 2004, the Company's investing activities included the completion of several acquisitions in its institutional pharmacy business which, individually and in the aggregate, were not significant. Borrowings on the Company's credit facility, net of repayments of $130.0 million, totaled
$60.0 million in the six months ended June 30, 2004 and were primarily used for payments relating to the acquisition of businesses. The Company also paid
$8.2 million on the term A loan in the first six months of 2004. At June 30, 2004, outstanding revolving credit borrowings were $60.0 million and the balance on the term A loan was $147.7 million.

NeighborCare Transaction

     On June 4, 2004, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of NeighborCare, Inc. ("NeighborCare") for $30.00 per share in cash. The transaction has a total value of approximately $1.5 billion, which includes the assumption of NeighborCare's net debt and any related refinancing thereof, as further described at the "NeighborCare Transaction" caption below.

Results of Operations

     The following table presents the consolidated net sales and results of operations of Omnicare for each of the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts).

                        Three Months Ended        Six Months Ended
                             June 30,                  June 30,
                      ---------------------   ------------------------
                         2004        2003        2004          2003
                      ----------   --------   ----------   -----------
Total net sales       $1,010,597   $844,033   $1,992,876   $1,649,894
                      ==========   ========   ==========   ===========

Net income            $   60,454   $ 43,501   $  123,945   $   83,924
                      ==========   ========   ==========   ===========
Earnings per share:
   Basic              $     0.58   $   0.45   $     1.19   $     0.88
                      ==========   ========   ==========   ===========
   Diluted            $     0.58   $   0.44   $     1.18   $     0.86
                      ==========   ========   ==========   ===========

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

                                                     Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                    -------------------   --------------------
(in thousands)                                        2004       2003        2004       2003
                                                    --------   --------   ---------   --------
EBITDA calculation:
Net income                                          $ 60,454   $ 43,501   $ 123,945   $ 83,924
Add:
Interest expense, net of investment income            16,338     20,709      32,416     36,577
Income taxes                                          35,501     26,677      71,938     51,419
Depreciation and amortization                         13,743     12,688      27,670     25,449
                                                    --------   --------   ---------   --------
EBITDA                                              $126,036   $103,575   $ 255,969   $197,369
                                                    ========   ========   =========   ========
EBITDA reconciliation to net cash flows
   from operating activities:
EBITDA                                              $126,036   $103,575   $ 255,969   $197,369
(Subtract)/Add:
Interest expense, net of investment income           (16,338)   (20,709)    (32,416)   (36,577)
Income taxes                                         (35,501)   (26,677)    (71,938)   (51,419)
Changes in assets and liabilities, net of effects
   from acquisition of businesses                    (29,857)    39,921    (108,801)   (32,426)
Provision for doubtful accounts                       11,414     12,135      21,890     23,180
Deferred tax provision                                10,279      5,270      25,087     18,739
Write-off of debt issuance costs                          --      1,164          --      1,164
                                                    --------   --------   ---------   --------
   Net cash flows from operating activities         $ 66,033   $114,679   $  89,791   $120,030
                                                    ========   ========   =========   ========

Three Months Ended June 30, 2004 vs. 2003

Pharmacy Services Segment

     Omnicare's Pharmacy Services segment recorded sales of $976.8 million for the three months ended June 30, 2004, exceeding the 2003 amount of $802.8 million by $174.0 million, or 21.7%. At June 30, 2004, Omnicare served long-term care facilities comprising approximately 1,054,000 beds as compared with approximately 938,000 beds served at June 30, 2003. Contributing in large measure to the increase in sales and in beds served was the acquisition of SunScript in July 2003, as discussed below, as well as other smaller acquisitions, particularly in the first half of 2004. Additionally, Pharmacy Services sales increased due to growth in new business, increasing occupancy in many areas, the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace, partially offset by the use of generic drugs. Also offsetting, in part, the increase in sales, the Pharmacy Services segment results and margins were unfavorably impacted by three factors. First, competitive pricing pressures intensified in the institutional pharmacy market. Second, the Company experienced a reduction or limitation on the pricing of certain generic drugs under various state Medicaid programs. Third, the Company experienced a shift in its payor mix toward Medicaid during the quarter which, as lower-margin business, had an unfavorable impact on the Company's margins. While the Company is working to mitigate the impact of these aforementioned factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment financial results.

     Operating income of the Pharmacy Services segment was $120.5 million in the second quarter of 2004, a $24.7 million improvement as compared with the $95.8 million earned in the comparable period of 2003. The improved operating income was primarily the result of increased sales and the overall synergies from the integration of the NCS HealthCare, Inc. ("NCS") business and, to a lesser extent, the SunScript acquisition, as well as productivity initiatives throughout the Pharmacy Services segment. Although operating margins were initially unfavorably impacted by the addition of these lower-margin businesses, the integration efforts resulted in drug purchasing improvements, consolidation of redundant pharmacy locations and economies of scale, which serve to leverage the Company's operating cost structure. Partially offsetting the improved operating income and margins in the three months ended June 30, 2004 was the previously mentioned increased pricing pressures and drug-specific pricing issues, and a shift in payor mix toward lower-margin Medicaid business. Further, Pharmacy Services operating income in the quarter benefited from a one-time net operating profit impact of $7.7 million attributable to the Company's ancillary information resource offerings, which was offset by the impact of one-time charges of approximately $6 million, primarily comprised of the settlement of contractual issues with certain customers as well as two state Medicaid audits.

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

     As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs. On July 30, 2004, the Centers for Medicare and Medicaid Services ("CMS") issued a notice announcing a 2.8 percent payment increase to Medicare skilled nursing facilities, effective October 1, 2004. CMS also stated that it is still working on refinements to the case-mix classification system, and therefore the temporary add-ons to the payment rates currently in effect will continue through fiscal year 2005. In addition, healthcare funding issues, including pressures on federal and state Medicaid budgets due to the economy, coupled with growth in enrollees, the escalation in drug costs owing to higher drug utilization as the population ages and the introduction of new, more effacious, albeit more expensive medications, have led to decreasing reimbursement rates and other cost control measures in certain states. On May 28, 2003, President Bush signed into law the "Jobs and Growth Reconciliation Tax Act," which included $20 billion in temporary aid to the states, $10 billion of which was earmarked for state Medicaid programs. This additional funding expired on June 30, 2004. Legislation has been introduced in Congress to extend the supplemental funding, but there is no assurance that such legislation will be adopted, or if adopted, the effective date of such additional funding. Economic conditions have improved in many areas; however, some states continue to experience budget shortfalls or other funding pressures, and they may consider implementing further reductions in Medicaid reimbursement and other cost control measures. Such pricing pressures are likely to continue or escalate if economic recovery does not fully emerge, and there can be no assurance that such occurrence will not continue to have an adverse impact on the Company's business.

     In December 2003, Congress enacted the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("MMA"), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Under the MMA, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called "dual eligibles") will have their prescription drug costs covered by the new Medicare drug benefit, including nursing home residents served by the Company whose drug costs are currently covered by state Medicaid programs. Implementation of the new Medicare drug benefit requires regulations. On August 3, 2004, CMS issued a proposed rule to implement the new Part D drug benefit. The proposed rule would permit long-term care pharmacies to provide covered Part D drugs to enrollees of the new Part D plans. Under the proposed rule, long-term care pharmacies could participate on an in-network basis by contracting directly with the plan sponsor, or on an out-of-network basis. The Company is currently analyzing the proposed rule. CMS has requested comments on many provisions of its proposed rule, including those relating to long-term care pharmacies; such comments are due October 4. CMS expects to issue the final rule in early 2005. Given the recent publication of the proposed rule and potential revisions to the rule when issued in final form, the Company cannot determine at this time the impact of the proposed rule, nor the final rule, on the Company's business. In addition, the Secretary of the Department of Health and Human Services is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and, among other things, make recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to Medicare beneficiaries in nursing facilities consistent with existing patient safety and quality of care standards. Until the Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs beginning in June 2004 through a new prescription drug discount card program, which gives enrollees access to negotiated discounted prices for prescription drugs. PBM Plus Inc., an Omnicare subsidiary, has been selected by CMS as an endorsed sponsor to offer a Medicare prescription drug discount card. PBM Plus also received a special endorsement for long-term care to administer a transitional assistance benefit of $600 per year to certain qualified low-income seniors not currently receiving drug benefits from the Medicare and Medicaid programs. In addition, Omnicare is a member, together with several other national institutional pharmacies, in Long Term Care Pharmacy Alliance, LLC, which has also received the special long-term care endorsement from CMS to administer the transitional assistance benefit. The MMA also reforms the Medicare Part B prescription drug payment methodology. The Company's revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA's legislative reforms ultimately will have on the Company.

CRO Services Segment

     Omnicare's CRO Services segment recorded revenues of $33.8 million for the three months ended June 30, 2004, which were $7.4 million, or 18.0%, lower than the $41.2 million recorded in the same prior year period. In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), the Company included $4.5 million and $5.9 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the quarters ended June 30, 2004 and 2003, respectively. Revenues for the three months ended June 30, 2004 were lower than in the same prior year period largely due to the impact of client-driven cancellations or delays in the commencement or continuation of certain projects in the latter half of 2003, which resulted in lower sales during the three months ended June 30, 2004, and a reduction in reimbursable out-of-pockets of $1.4 million under EITF No. 01-14.

     Operating income in the CRO Services segment was $3.3 million in the second quarter of 2004 compared with $4.5 million in the same 2003 period. Operating income was unfavorably impacted primarily by the lower revenues. Although the CRO Services segment experienced a year-over-year decline in revenues and operating income, the continued productivity improvements and cost reduction efforts led to modestly improving quarterly profitability on a sequential basis. Further, the CRO Services segment continued to gain new business during the second quarter. Backlog at June 30, 2004 was $199.5 million, representing an increase of $0.9 million from the June 30, 2003 backlog of $198.6 million, and $16.7 million from the December 31, 2003 backlog of $182.8 million due to an increase in new business.

Consolidated

     The Company's consolidated gross profit of $255.6 million increased $34.6 million during the second quarter of 2004 from the same prior-year period amount of $221.0 million. Gross profit as a percentage of total net sales of 25.3% in the three months ended June 30, 2004, was lower than the 26.2% experienced during the same period of 2003, and the 25.9% experienced in the first quarter of 2004. Positively impacting overall gross profit margin were the Company's purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the NCS business and, to a lesser extent, the SunScript business (net of the initial impact of adding these lower-margin businesses) and benefits realized from the Company's formulary compliance program, as well as the increased use of generic drugs. These favorable factors were offset by the previously mentioned intensified pricing pressures and drug pricing issues (including the limitation or reduction of drug-specific prices on certain generic drugs) under various state Medicaid programs, and a shift in the Company's payor mix toward Medicaid during the second quarter of 2004. Also unfavorably impacting gross profit as a percentage of total net sales was the further market penetration of newer branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins.

     Omnicare's selling, general and administrative ("operating") expenses for the quarter ended June 30, 2004 of $143.3 million were higher than the comparable year amount of $130.1 million by $13.2 million, due primarily to the overall growth of the business, including the acquisition of SunScript as well as other smaller acquisitions. Operating expenses as a percentage of total net sales, however, totaled 14.2% in the second quarter 2004, representing a decrease from the 15.4% experienced in the comparable prior-year period. This decrease is primarily due to the realization of synergies from the NCS and SunScript acquisitions, and the leveraging of fixed and variable overhead costs over a larger sales base in 2004 than that which existed in 2003.

     Investment income for the three months ended June 30, 2004 of $0.9 million was marginally lower than the $1.2 million in the comparable prior year quarter.

     Interest expense for the three months ended June 30, 2004 of $17.2 million was lower than the $21.9 million in the comparable prior-year period primarily relating to the inclusion of a call premium and the write-off of unamortized debt issuance costs aggregating $4.1 million before taxes ($2.5 million aftertax, or $0.02 per diluted share) in the three months ended June 30, 2003. The call premium and the write-off of a ratable portion of the unamortized debt issuance costs related to the Company's early redemption and retirement of $106.5 million of its $345.0 million aggregate principal amount of 5%, convertible subordinated debentures in the second quarter of 2003, in connection with its refinancing transactions, as further described at the "Financial Condition, Liquidity and Capital Resources" caption below.

     The effective income tax rate was 37% in the second quarter of 2004, slightly lower than the comparable prior year rate of 38%. The effective tax rates in 2004 and 2003 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Six Months Ended June 30, 2004 vs. 2003

Consolidated

     Total net sales for the six months ended June 30, 2004 rose to $1,992.9 million from $1,649.9 million in the comparable prior year period. Diluted earnings per share for the six months ended June 30, 2004 were $1.18 versus $0.86 in the same prior year period. Net income for the six months ended June 30, 2004 was $123.9 million versus $83.9 million earned in the comparable 2003 period. EBITDA totaled $256.0 million for the six months ended June 30, 2004 as compared with $197.4 million for the same period of 2003.

     Included in the 2003 second quarter was a charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company's early redemption of its 5%, $345.0 million convertible subordinated debentures, as further described at the "Financial Condition, Liquidity and Capital Resources" caption below.

Pharmacy Services Segment

     Omnicare's Pharmacy Services segment recorded sales of $1,925.3 million for the six months ended June 30, 2004, exceeding the same prior year period amount of $1,566.0 million by $359.3 million. Contributing in large measure to the increase in sales was the previously discussed acquisition of SunScript in July 2003, as well as other smaller acquisitions, particularly in the first half of 2004. Additionally, Pharmacy Services sales increased due to growth in new business, increasing occupancy in many areas, the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by intensified pricing pressures and drug pricing issues (including the limitation or reduction of drug-specific prices on certain generic drugs) under various state Medicaid programs, and a shift in the Company's payor mix toward Medicaid during the second quarter of 2004, coupled with the increasing number and usage of generic drugs.

     Operating income of the Pharmacy Services segment was $244.0 million for the six months ended June 30, 2004, a $62.8 million improvement from the $181.2 million earned in the comparable period of 2003. The improved operating income was primarily the result of increased sales and the overall synergies from the integration of the NCS business and, to a lesser extent, the SunScript acquisition, as well as productivity initiatives throughout the Pharmacy Services segment. Although operating margins were initially unfavorably impacted by the addition of these lower-margin businesses, the integration efforts resulted in drug purchasing improvements, consolidation of redundant pharmacy locations and economies of scale, which serve to leverage the Company's operating cost structure. Partially offsetting the improved operating income in the six months ended June 30, 2004 was the previously mentioned increased pricing pressures and drug-specific pricing issues, and a shift in payor mix toward lower-margin Medicaid business.

CRO Services Segment

     Omnicare's CRO Services segment recorded revenues of $67.6 million during the six months ended June 30, 2004, which were $16.3 million lower than the $83.9 million recorded in the same prior year period. In accordance with EITF No. 01-14, the Company included $9.1 million and $14.0 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the six months ended June 30, 2004 and 2003, respectively. Revenues for the six months ended June 30, 2004 were lower than in the same prior year period largely due to the impact of client-driven cancellations or delays in the commencement or continuation of certain projects in the latter half of 2003, which resulted in lower sales during the six months ended June 30, 2004, and a reduction in reimbursable out-of-pockets of $4.9 million under EITF No. 01-14.

     Operating income in the CRO Services segment was $6.5 million for the six months ended June 30, 2004 compared with $9.2 million in the same 2003 period. Operating income was unfavorably impacted primarily by the lower revenues. Although the CRO Services segment experienced a year-over-year decline in revenues and operating income, the continued productivity improvements and cost reduction efforts led to improving profitability on a sequential basis. Further, the CRO Services segment continued to gain new business during the first six months of 2004.

Consolidated

     The Company's consolidated gross profit of $510.3 million increased $81.4 million during the six months ended June 30, 2004 from the same prior-year period amount of $428.9 million. Gross profit as a percentage of total net sales of 25.6% in the six months ended June 30, 2004, was lower than the 26.0% experienced during the same period of 2003. Positively impacting overall gross profit margin were the Company's purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the NCS business and, to a lesser extent, the SunScript business (net of the initial impact of adding these lower-margin businesses) and benefits realized from the Company's formulary compliance program, as well as the increased use of generic drugs. These favorable factors were offset by the previously mentioned intensified pricing pressures and drug pricing issues (including the limitation or reduction of drug-specific prices on certain generic drugs) under various state Medicaid programs, and a shift in the Company's payor mix toward Medicaid during the second quarter of 2004. Also unfavorably impacting gross profit as a percentage of total net sales was the further market penetration of newer branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins.

     Omnicare's operating expenses for the six months ended June 30, 2004 of $282.0 million were higher than the comparable year amount of $257.0 million by $25.0 million, due primarily to the overall growth of the business, including the acquisition of SunScript as well as other smaller acquisitions. Operating expenses as a percentage of total net sales, however, totaled 14.1% in the six months ended June 30, 2004, representing a decrease from the 15.6% experienced in the comparable prior-year period. This decrease is primarily due to the realization of synergies from the NCS and SunScript acquisitions, and the leveraging of fixed and variable overhead costs over a larger sales base in 2004 than that which existed in 2003.

     Investment income for the six months ended June 30, 2004 of $1.5 million was marginally lower than the $1.8 million in the comparable prior year period.

     Interest expense for the six months ended June 30, 2004 of $34.0 million was lower than the $38.3 million in the comparable prior-year period primarily relating to the inclusion of the previously mentioned call premium and write-off of a ratable portion of the unamortized debt issuance costs relating to the Company's early redemption and retirement of a portion of its 5% convertible subordinated debentures, totaling $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share).

     The effective income tax rate was 36.7% in the year-to-date 2004 period, slightly lower than the comparable prior year rate of 38%. The effective tax rates in 2004 and 2003 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Program

     In connection with the previously disclosed second phase of its productivity and consolidation initiative (the "Phase II Program"), the Company had liabilities of $4.1 million at December 31, 2003, of which $0.7 million was utilized in the six months ended June 30, 2004. The remaining liabilities at June 30, 2004 of $3.4 million represent amounts not yet paid relating to actions taken (consisting primarily of lease payments), and will be adjusted as these matters are settled.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2004 were $175.5 million compared with $188.1 million at December 31, 2003 (including restricted cash amounts of $5.8 million and $0.7 million, respectively).

     The Company generated positive net cash flows from operating activities of $89.8 million during the six months ended June 30, 2004, compared with net cash flows from operating activities of $120.0 million during the six months ended June 30, 2003. Net cash flows from operating activities during the six months ended June 30, 2004 was driven primarily by earnings growth, as previously discussed under the "Results of Operations" caption above. Impacting cash flow during the six months ended June 30, 2004 was a one-time deposit of $44.0 million made during the first quarter of 2004, owing to a change in payment terms under the Company's new contract with its drug wholesaler. Also, a statewide administrative backup in the transfer of

Medi-Cal provider numbers affecting California-based pharmacies acquired in the SunScript and other acquisitions created a temporary delay in cash receipts of approximately $24 million through June 30, 2004. Operating cash flows, as well as borrowings on the line of credit facilities, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends.

     Net cash used in investing activities was $159.5 million and $501.9 million for the six months ended June 30, 2004 and 2003, respectively. Acquisitions of businesses required cash payments of $144.6 million (including amounts payable pursuant to acquisition agreements relating to pre-2004 acquisitions) in 2004, which were primarily funded by borrowings under the Company's credit facility and existing cash balances. Acquisitions of businesses during 2003 required $492.2 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2003 acquisitions) which were primarily funded by borrowings under the Company's then existing revolving credit facility. Omnicare's capital requirements are primarily comprised of its acquisition program, including the possible acquisition of NeighborCare, Inc. which is discussed below under the caption "NeighborCare Transaction," and capital expenditures, largely relating to investments in the Company's information technology systems.

     Net cash provided by financing activities was $53.3 million for the six months ended June 30, 2004. Borrowings on the credit facility, net of repayments of $130.0 million, totaled $60.0 million in the six months ended June 30, 2004 and were primarily used for payments relating to the acquisition of businesses. The Company also paid $8.2 million on the term A loan in the six months ended June 30, 2004. At June 30, 2004, outstanding revolving credit borrowings were $60.0 million and the balance on the term A loan was $147.7 million. Net cash provided by financing activities was $836.5 million for the six months ended June 30, 2003. In connection with the aforementioned NCS acquisition, the Company borrowed $499.0 million under its then existing revolving credit facility in the first quarter of 2003. The Company also completed its refinancing plan in June 2003, as discussed below, in which it raised $1,033.6 million. Partially offsetting these borrowings were payments on debt of $549.0 million during the six months ended June 30, 2003, as well as the early redemption and retirement of $106.5 million of the 5% convertible subordinated debentures due 2007 ("5% Convertible Debentures") in the second quarter of 2003.

     On May 18, 2004, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2004. Aggregate dividends of $4.7 million paid during the six months ended June 30, 2004 were relatively consistent with those paid in the comparable prior year period.

NeighborCare Transaction

     On June 4, 2004, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of NeighborCare for $30.00 per share in cash. The transaction has a total value of approximately $1.5 billion, which includes the assumption of NeighborCare's net debt and any related refinancing thereof. The acquisition of NeighborCare is expected to be financed with proceeds from a $2.4 billion commitment letter the Company has secured in anticipation of the transaction or from such other financings that are sufficient, together with cash on hand, to consummate the tender offer and the proposed merger. The Company's $2.4 billion commitment letter consists of a $600 million five-year revolving credit facility, a $700 million five-year senior term A loan facility and a $1.1 billion 364-day facility. On July 13, 2004, Omnicare announced that it received a request for additional information from the Federal Trade Commission ("FTC") relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") in connection with its tender offer for NeighborCare. The request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction until 10 days after Omnicare has substantially complied with the request. Omnicare is continuing to work with the FTC with respect to the filing. The Company's tender offer is scheduled to expire at 5:00 p.m., New York City time, on August 31, 2004, unless extended.

Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     At June 30, 2004, the Company had one unconsolidated entity, Omnicare Capital Trust I (the "Trust"), which was established for the purpose of facilitating the convertible trust preferred securities offering, due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities"). For financial reporting purposes, the Trust is treated as an equity method investment of Omnicare. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The contingent convertible notes issued by the Company to the Trust in connection with the issuance by the Trust of the trust PIERS are presented as a separate line item on Omnicare's consolidated balance sheet, and the related disclosures concerning the trust PIERS, the guarantee and the contingent convertible notes are included in Omnicare's notes to consolidated financial statements. Omnicare records interest payable to the Trust as interest expense in its consolidated statement of income.

     At June 30, 2004, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     Except for the Company's long-term debt and purchase obligations, Omnicare's contractual obligations did not significantly change from December 31, 2003. The following table sets forth the Company's contractual long-term debt and purchase obligations at June 30, 2004 to reflect changes from December 31, 2003 (particularly relating to long-term debt obligations, including the net borrowings on the credit facility of $60.0 million during the six months ended June 30, 2004, as well as the impact of payments on the term A loan of $8.2 million). The table summarizes the effect such long-term debt obligations are expected to have on the Company's liquidity and cash flows in future periods.

Contractual Long-Term Debt and Purchase Obligations at June 30, 2004 (in thousands):

                                             Less Than                           After 5
                                   Total       1 Year    1-3 Years   4-5 Years    Years
                                ----------   ---------   ---------   ---------   --------
Long-term debt obligations(a)   $1,177,692    $24,615     $183,077     $   --    $970,000
                                ==========    =======     ========     ======    ========
Purchase obligations(b)         $   39,184    $33,184     $  4,000     $2,000    $     --
                                ==========    =======     ========     ======    ========

(a) The above long-term debt obligation amounts represent the principal portion of the associated debt obligations.

(b) Purchase obligations primarily consist of open inventory purchase orders, as well as obligations for other goods and services, at period end.

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

     In early 2001, the Company entered into a three-year syndicated $500.0 million revolving line of credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. In January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS (see Note 4 of the Notes to Consolidated Financial Statements). The Revolving Credit Facility was retired in connection with the mid-2003 refinancing transactions, as further discussed below.

     In connection with the mid-2003 refinancings, the Company entered into a new, four-year $750.0 million credit facility ("Credit Facility") consisting of a $250.0 million term A loan commitment and a $500.0 million revolving credit commitment, including a $25.0 million letter of credit subfacility. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) the London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or
(ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At June 30, 2004, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

     The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474.0 million, with remaining proceeds being used for general corporate purposes. The Company paid down $8.2 million on the term A loan during the six months ended June 30, 2004. The $147.7 million outstanding at June 30, 2004 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $24.6 million due within one year. There was $60.0 million outstanding as of June 30, 2004 under the revolving credit commitment of the Credit Facility.

     The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% Convertible Debentures, with remaining proceeds being used for general corporate purposes. A portion of the 5% Convertible Debentures (approximately $106.5 million) were redeemed in June 2003 and the remaining 5% Convertible Debentures outstanding were redeemed by July 14, 2003. In connection with the early redemption of the 5% Convertible Debentures, a charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share) was recognized in interest expense in the second quarter of 2003, representing the proportionate share of the call premium and the write-off of unamortized debt issuance costs.

     In connection with its offering of $250.0 million of 6.125% Senior Notes due 2013, during the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 4.17% at June 30, 2004. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of $28.0 million at June 30, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes.

     In connection with the offering of the trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at June 30, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS.

     The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Although the Company has no current plans to refinance its indebtedness, issue additional indebtedness, or issue additional equity, other than those associated with the tender offer for NeighborCare, discussed above at the "NeighborCare Transaction" caption, the Company believes that external sources of financing are readily available and will access them as it deems appropriate.

Recently Issued Accounting Standards

     In July 2004, the EITF released the draft abstract for EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF No. 04-8"). The proposal would require contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether the market-price contingency is met. The EITF is currently deliberating on EITF No. 04-8. As drafted, the proposal would be applied by retroactively restating previously reported diluted earnings per share. It is estimated that the proposed EITF No. 04-8 would have reduced Omnicare's diluted earnings per share by approximately $0.05 for the six months ended June 30, 2004, if it had been effective during this period.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

     In addition to historical information, this report contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made on the basis of management's views and assumptions regarding business performance as of the time the statements are made, and management does not undertake any obligation to update these statements. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to "beliefs," "expectations," "anticipations," "intentions" or similar words) and all statements which are not statements of historical fact. Forward-looking statements in this report include, but are not limited to, the following: expectations concerning the Company's financial performance, results of operations, sales, earnings or business outlook; trends in the long-term healthcare and contract research industries generally; expectations concerning the Company's ability to leverage its core business; anticipated growth in alternative institutional markets such as correctional facilities, mental health and personal care or supportive living facilities; expectations concerning continued relative stability in the operating environment in the long-term care industry; the ability to leverage the Company's CRO business and its core pharmacy business as anticipated; volatility in the CRO business; anticipated business performance of the CRO; expectations in the CRO business resulting from streamlining and globalization efforts, the Company's unique capabilities in the geriatric market and strength of presence in the drug development marketplace; trends in healthcare funding issues, including, but not limited to, state Medicaid budgets, enrollee eligibility, escalating drug prices due to higher utilization among seniors and the aging of the population; expectations concerning increasing Medicare admissions and improving occupancy rates; the introduction of more expensive medications and the increasing use of generic medications; the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs; the cost-effectiveness of pharmaceuticals in treating chronic illnesses for the elderly; the impact of the Medicare drug benefit, signed into law in December 2003 and effective in 2006, and its implementing regulations; the effect of any changes and considerations in long-term healthcare funding policies for Medicare and Medicaid programs; the ability of the Company to utilize its expertise in geriatric pharmaceutical care and pharmaceutical cost management and its database on drug utilization and outcomes in the elderly to meet the anticipated challenges of the healthcare environment and the implementation of the Medicare drug benefit; the effectiveness of the Company's growth strategy in allowing the Company to maximize cash flow, maintain a strong financial position, enhance the efficiency of its operations and continue to develop the Company's franchise in the geriatric pharmaceutical market; the ability of expansion in the Company's core business to provide the Company greater ability to leverage its clinical services and information business, thereby enhancing cost advantages in the institutional pharmacy market; and expectations concerning opportunities for future growth. These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics; the ability to attract new clients and service contracts and retain existing clients and service contracts; trends for the continued growth of the Company's businesses; expectations concerning the development and performance of the Company's informatics business; the effectiveness of the Company's formulary compliance program; trends in drug pricing, including the impact and pace of pharmaceutical price increases; delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets or for other reasons; the overall financial condition of the Company's customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the Company's pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated sales, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company's sales, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company's products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining and globalization efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company's implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; the impact of the Medicare drug benefit and its implementing regulations; legislation and regulations affecting payment and reimbursement rates for skilled nursing facilities; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company's ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to the CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans; events or circumstances which result in an impairment of goodwill; market conditions; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company's stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and other risks and uncertainties described in the Company's reports and filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at June 30, 2004 include $147.7 million outstanding under the term A loan portion, and $60.0 million drawn on the revolving credit commitment portion, of its June 2003 four-year, variable-rate Credit Facility at an interest rate of LIBOR plus 1.375%, or 2.68% at June 30, 2004 (a 100 basis point change in the interest rate would impact pretax interest expense by approximately $2.1 million per year); $375.0 million outstanding under its fixed-rate 8.125% senior subordinated notes ("8.125% Senior Notes"), due 2011; $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; and $345.0 million outstanding under its 4.0% fixed-rate convertible debentures (the "4.0% Convertible Debentures"), due 2033. In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The estimated LIBOR-based floating rate was 4.17% at June 30, 2004 (a 100 basis point change in the interest rate would impact pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of $28.0 million at June 30, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes. At June 30, 2004, the fair value of Omnicare's Credit Facility approximates its carrying value, and the fair value of the 8.125% Senior Notes, 6.125% Senior Notes and 4.0% Convertible Debentures is approximately $401.3 million, $238.8 million and $428.0 million, respectively.

     Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at June 30, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     A summary of the Company's repurchases of Omnicare, Inc. common stock during the quarter ended June 30, 2004 is as follows (in thousands):

                                                                            Maximum Number (or
                                                      Total Number of       Approximate Dollar
                       Total                        Shares Purchased as   Value) of Shares that
                     Number of                        Part of Publicly          May Yet Be
                       Shares       Average Price        Announced         Purchased Under the
     Period        Purchased (a)   Paid per Share    Plans or Programs      Plans or Programs
----------------   -------------   --------------   -------------------   ---------------------
April 1-30, 2004         --            $   --                --                     --
May 1-31, 2004           10             40.62                --                     --
June 1-30, 2004          --                --                --                     --
                        ---                                 ---                    ---
Total                    10            $40.62                --                     --
                        ===            ======               ===                    ===

(a) During the second quarter of 2004, the Company purchased 10,000 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Omnicare held its Annual Meeting of Stockholders on May 18, 2004.

(b) The names of each director elected at this Annual Meeting, as well as the corresponding number of shares voted for, and withheld from, each nominee follows:

                               Votes For   Votes Withheld
                              ----------   --------------
Edward L. Hutton              89,203,749      6,070,392
Joel F. Gemunder              91,543,599      3,730,542
Charles H. Erhart, Jr.        87,211,339      8,062,802
David W. Froesel, Jr.         87,845,070      7,429,071
Sandra E. Laney               89,257,237      6,016,904
Andrea R. Lindell, DNSc, RN   90,698,910      4,575,231
Sheldon Margen, M.D.          89,248,529      6,025,612
John H. Timoney               90,234,006      5,040,135
Amy Wallman                   93,730,170      1,543,971

(c) The Stockholders approved the Company's 2004 Stock and Incentive Plan. A total of 62,849,252 votes were cast in favor of the proposal; 23,236,535 were cast against it; 113,572 votes abstained; and there were 9,074,782 Broker non-votes.

(d) The Stockholders ratified the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the Company and its consolidated subsidiaries for the 2004 year. A total of 92,401,205 votes were cast in favor of the proposal; 2,808,460 votes were cast against it; 64,476 votes abstained; and there were no Broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Index of Exhibits.

(b)  Reports on Form 8-K

     (I) During the quarter ended June 30, 2004, the Company submitted, on April 29, 2004, a Report on Form 8-K reporting that it had issued a press release announcing its financial results for the first quarter of 2004.

     (II) During the quarter ended June 30, 2004, the Company submitted, on May 24, 2004, a Report on Form 8-K reporting that it had issued a press release announcing its offer to acquire all of the outstanding shares of NeighborCare, Inc.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Omnicare, Inc.
                                        Registrant


Date: August 9, 2004                    By: /s/ David W. Froesel, Jr.
                                            ------------------------------------
                                        David W. Froesel, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                INDEX OF EXHIBITS

                                                     Document Incorporated by Reference from a
Number and Description of Exhibit                    Previous Filing, Filed Herewith or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)   Herewith, as Indicated Below
--------------------------------------------------   --------------------------------------------
(10.1) Omnicare, Inc. 2004 Stock and Incentive       Appendix B to the Company's Definitive Proxy
       Plan                                          Statement for 2004 Annual Meeting of
                                                     Stockholders filed on April 9, 2004

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

                                INDEX OF EXHIBITS

                                                     Document Incorporated by Reference from a
Number and Description of Exhibit                    Previous Filing, Filed Herewith or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)   Herewith, as Indicated Below
--------------------------------------------------   --------------------------------------------
(99)   Commitment Letter Agreement among JPMorgan    Exhibit (b)(1) to the Schedule TO-T of the
       Chase Bank, J.P. Morgan Securities Inc.,      Company and Nectarine Acquisition Corp. as
       Lehman Commercial Paper Inc., Lehman          filed with the Securities and Exchange
       Brothers Inc., SunTrust Bank, SunTrust        Commission on June 4, 2004
       Capital Markets, Inc., Canadian Imperial
       Bank of Commerce, CIBC World Markets Corp.,
       Merrill Lynch Bank USA, Merrill Lynch,
       Pierce, Fenner & Smith Incorporated and
       Omnicare, Inc., dated June 3, 2004

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.