Form 10-Q
period 2004-09-30
OMNICARE INC
filed 2004-11-09
CIK 353230

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________.

                          Commission File Number 1-8269

                                 OMNICARE, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     31-1001351
            --------                                     ----------
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

Yes [X]   No [_]

COMMON STOCK OUTSTANDING
------------------------

                              Number of
                                Shares            Date
                             -----------   ------------------
Common Stock, $1 par value   104,174,237   September 30, 2004

                               OMNICARE, INC. AND

                              SUBSIDIARY COMPANIES

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION:

           ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                     Consolidated Statements of Income -
                        Three and nine months ended -
                        September 30, 2004 and 2003                        3

                     Consolidated Balance Sheets -
                        September 30, 2004 and December 31, 2003           4

                     Consolidated Statements of Cash Flows -
                        Nine months ended -
                        September 30, 2004 and 2003                        5

                     Notes to Consolidated Financial Statements            6

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS     24

           ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK                                 51

           ITEM 4.   CONTROLS AND PROCEDURES                              52

PART II.   OTHER INFORMATION:

           ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF
                        PROCEEDS                                          53

           ITEM 6.   EXHIBITS                                             53

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except per share data)

                                                          Three Months Ended       Nine Months Ended
                                                            September 30,            September 30,
                                                        ---------------------   -----------------------
                                                           2004        2003        2004         2003
                                                        ----------   --------   ----------   ----------
Sales                                                   $1,049,412   $896,099   $3,033,207   $2,532,035
Reimbursable out-of-pockets                                  4,521      5,555       13,602       19,513
                                                        ----------   --------   ----------   ----------
   Total net sales                                       1,053,933    901,654    3,046,809    2,551,548
                                                        ----------   --------   ----------   ----------
Cost of sales                                              790,842    668,844    2,264,349    1,875,842
Reimbursed out-of-pocket expenses                            4,521      5,555       13,602       19,513
                                                        ----------   --------   ----------   ----------
   Total direct costs                                      795,363    674,399    2,277,951    1,895,355
                                                        ----------   --------   ----------   ----------
Gross profit                                               258,570    227,255      768,858      656,193
Selling, general and administrative expenses               152,249    123,592      434,238      380,610
                                                        ----------   --------   ----------   ----------
Operating income                                           106,321    103,663      334,620      275,583
Investment income                                              691        880        2,230        2,634
Interest expense (Note 6)                                  (17,582)   (26,316)     (51,537)     (64,647)
                                                        ----------   --------   ----------   ----------
Income before income taxes                                  89,430     78,227      285,313      213,570
Income taxes                                                33,544     29,397      105,482       80,816
                                                        ----------   --------   ----------   ----------
Net income                                              $   55,886   $ 48,830   $  179,831   $  132,754
                                                        ==========   ========   ==========   ==========
Earnings per share:

   Basic                                                $     0.54   $   0.48   $     1.73   $     1.36
                                                        ==========   ========   ==========   ==========
   Diluted                                              $     0.54   $   0.47   $     1.72   $     1.34
                                                        ==========   ========   ==========   ==========
Weighted average number of common shares outstanding:

   Basic                                                   104,171    101,965      103,876       97,490
                                                        ==========   ========   ==========   ==========
   Diluted                                                 104,357    102,944      104,723      103,017
                                                        ==========   ========   ==========   ==========
Dividends per share                                     $   0.0225   $ 0.0225   $   0.0675   $   0.0675
                                                        ==========   ========   ==========   ==========
Comprehensive income                                    $   56,644   $ 48,396   $  179,144   $  134,574
                                                        ==========   ========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                        3

                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands, except share data)

                                                                      September 30,   December 31,
                                                                           2004           2003
                                                                      -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  103,122      $  187,413
   Restricted cash                                                          5,777             714
   Deposit with drug wholesaler                                            44,000              --
   Accounts receivable, less allowances
      of $122,644 (2003-$108,813)                                         799,000         678,255
   Unbilled  receivables                                                   13,133          15,281
   Inventories                                                            318,417         326,550
   Deferred income tax benefits                                            89,512          53,224
   Other current assets                                                   140,007         121,651
                                                                       ----------      ----------
      Total current assets                                              1,512,968       1,383,088

Properties and equipment, at cost less accumulated
   depreciation of $218,253 (2003-$200,498)                               141,836         148,307
Goodwill                                                                1,868,094       1,690,558
Other noncurrent assets                                                   193,644         173,068
                                                                       ----------      ----------
      Total assets                                                     $3,716,542      $3,395,021
                                                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $  300,117      $  296,089
   Current debt                                                            24,745          20,709
   Accrued employee compensation                                           26,353          30,611
   Deferred revenue                                                        16,338          22,454
   Income taxes payable                                                    11,285          16,244
   Other current liabilities                                               78,692          76,653
                                                                       ----------      ----------
      Total current liabilities                                           457,530         462,760
Long-term debt                                                            177,681         135,855
8.125% senior subordinated notes, due 2011                                375,000         375,000
6.125% senior subordinated notes, net, due 2013                           233,459         226,822
4.0% contingent convertible notes, due 2033                               345,000         345,000
Deferred income tax liabilities                                           138,673          50,913
Other noncurrent liabilities                                              116,587         122,647
                                                                       ----------      ----------
      Total liabilities                                                 1,843,930       1,718,997
                                                                       ----------      ----------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares authorized,
      none issued and outstanding                                              --              --
   Common stock, $1 par value, 200,000,000 shares authorized,
      106,245,400 shares issued (2003-105,050,900 shares issued)          106,245         105,051
   Paid-in capital                                                      1,030,347         986,138
   Retained earnings                                                      857,149         684,348
   Treasury stock, at cost-2,071,200 shares (2003-1,863,000 shares)       (54,620)        (46,087)
   Deferred compensation                                                  (61,924)        (49,528)
   Accumulated other comprehensive income                                  (4,585)         (3,898)
                                                                       ----------      ----------
      Total stockholders' equity                                        1,872,612       1,676,024
                                                                       ----------      ----------
      Total liabilities and stockholders' equity                       $3,716,542      $3,395,021
                                                                       ==========      ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                        4

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

(In thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                         ---------------------
                                                                            2004        2003
                                                                         ---------   ---------
Cash flows from operating activities:
Net income                                                               $ 179,831   $ 132,754
Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation                                                          26,728      28,369
      Amortization                                                          15,094       9,960
      Provision for doubtful accounts                                       33,424      34,676
      Deferred tax  provision                                               54,473      21,756
      Write-off of debt issuance costs                                          --       3,755
Changes in assets and liabilities, net of effects
   from acquisition of businesses:
      Accounts receivable and unbilled receivables                        (110,526)    (28,131)
      Inventories                                                           24,797     (58,703)
      Current and noncurrent assets                                        (70,766)      3,782
      Accounts payable                                                      (3,832)     59,200
      Accrued employee compensation                                         (5,242)        281
      Deferred revenue                                                      (6,116)     (3,138)
      Current and noncurrent liabilities                                    (7,663)    (22,198)
                                                                         ---------   ---------
            Net cash flows from operating activities                       130,202     182,363
                                                                         ---------   ---------

Cash flows from investing activities:
      Acquisition of businesses                                           (239,940)   (599,689)
      Capital expenditures                                                 (13,586)    (11,241)
      Transfer of cash to trusts for employee health and
         severance costs, net of payments out of the trust                  (5,063)     (2,672)
      Other                                                                     41          58
                                                                         ---------   ---------
            Net cash flows from investing activities                      (258,548)   (613,544)
                                                                         ---------   ---------

Cash flows from financing activities:
      Borrowings on line of credit facilities and term A loan              407,000     749,000
      Payments on line of credit facilities and term A loan               (361,360)   (589,000)
      Proceeds from long-term borrowings                                        --     595,000
      Payments on long-term borrowings and obligations                        (378)   (354,242)
      Fees paid for financing arrangements                                      --     (19,511)
      Proceeds from stock offering, net of issuance costs                       --     178,774
      Proceeds from stock awards and exercise of stock options
         and warrants, net of stock tendered in payment                      7,871       5,834
      Dividends paid                                                        (7,030)     (6,559)
      Other                                                                     --         122
                                                                         ---------   ---------
            Net cash flows from financing activities                        46,103     559,418
                                                                         ---------   ---------

Effect of exchange rate changes on cash                                     (2,048)      2,077
                                                                         ---------   ---------
Net (decrease) increase in cash and cash equivalents                       (84,291)    130,314
Cash and cash equivalents at beginning of period - unrestricted            187,413     137,936
                                                                         ---------   ---------

Cash and cash equivalents at end of period - unrestricted                $ 103,122   $ 268,250
                                                                         =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                        5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                                    UNAUDITED

1.   Interim Financial Data, Business and Summary of Significant Accounting
     Policies

Interim Financial Data:

     The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in Note 6) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries ("Omnicare" or the "Company"). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 2003, and any related updates included in the Company's periodic quarterly SEC filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Business and Summary of Significant Accounting Policies:

Revenue Recognition

     Revenue is recognized by Omnicare when products or services are delivered or provided to the customer.

     Pharmacy Services Segment

     A significant portion of the Company's Pharmacy Services Segment revenues from sales of pharmaceutical and medical products is reimbursed by state Medicaid and, to a lesser extent, federal Medicare programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company's financial statements are recorded at the amount ultimately expected to be received from these payors. Since all billing functions of the Company are computerized, enabling on-line adjudication (i.e., submitting charges to Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicaid and third-party claims (oftentimes eventually approved once additional information is provided to the payor). The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowances are adjusted to actual as cash is received and claims are settled. Resulting adjustments were not significant to the Company's operations for the periods presented.

     Patient co-payments are associated with certain state Medicaid programs, Medicare Part B and certain third party payors and are typically not collected at the time products are delivered



                                       6
or services are rendered, but are billed to the individual as part of the Company's normal billing procedures. These co-payments are subject to the Company's normal accounts receivable collections procedures.

     A patient may be dispensed prescribed medications (typically no more than a 2-3 day supply) prior to insurance being verified in emergency situations, or for new facility admissions after hours or on weekends. The following business day, specific payor information is obtained to ensure that the proper payor is billed for reimbursement.

     Under certain circumstances, the Company accepts returns of medications and issues of a credit memo to be applicable payor. The Company estimates and accrues for sales returns based on historical return experience, giving consideration to the Company's return policies. Product returns are processed in the period received, and are not significant when compared to the overall sales and gross profit of the Company.

     Contract Research Services Segment

     A portion of the Company's overall revenues relate to the Contract
Research Services ("CRO") Segment, and are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service, unless the units of service are performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue.

     The Company's other significant accounting policies have been disclosed in its Annual Report on Form 10-K. As previously disclosed, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 2003, and any related updates included in the Company's periodic quarterly SEC filings.

2.   Stock-Based Employee Compensation

     At September 30, 2004, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, including the 2004 Stock and Incentive Plan, approved by the stockholders at the Company's May 18, 2004 Annual Meeting of Stockholders. Beginning May 18, 2004, stock-based incentive awards are made only from the 2004 Stock and Incentive Plan. As permitted under United States Generally Accepted Accounting Principles ("U.S. GAAP"), the Company accounts for stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.


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

                                               Three months ended    Nine months ended
                                                  September 30,        September 30,
                                               ------------------   -------------------
                                                 2004      2003       2004       2003
                                               -------   --------   --------   --------
Net income, as reported                        $55,886   $48,830    $179,831   $132,754
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                    1,342     1,048       4,398      2,865
Deduct: Total stock-based employee
   compensation expense (stock options and
   awards) determined under fair value
   based method, net of related tax effects     (5,440)   (3,208)    (17,066)    (9,685)
                                               -------   -------    --------   --------
Pro forma net income                           $51,788   $46,670    $167,163   $125,934
                                               =======   =======    ========   ========
Earnings per share:

   Basic - as reported                         $  0.54   $  0.48    $   1.73   $   1.36
                                               =======   =======    ========   ========
   Basic - pro forma                           $  0.50   $  0.46    $   1.61   $   1.29
                                               =======   =======    ========   ========

   Diluted - as reported                       $  0.54   $  0.47    $   1.72   $   1.34
                                               =======   =======    ========   ========
   Diluted - pro forma                         $  0.50   $  0.45    $   1.60   $   1.27
                                               =======   =======    ========   ========

     The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants:

                                         Three months ended   Nine months ended
                                            September 30,       September 30,
                                         ------------------   -----------------
                                           2004       2003      2004      2003
                                         --------   -------   --------  --------
Volatility                                    54%       60%        54%      60%
Risk-free interest rate                      3.4%      2.9%       3.4%     2.9%
Dividend yield                               0.3%      0.2%       0.3%     0.2%
Expected term of options (in years)          5.1       5.2        5.1      5.2
Weighted average fair value per option    $13.22    $17.91     $17.60   $15.63




     The above pro forma information is based on the circumstances and assumptions in effect for each of the respective periods and, therefore, is not necessarily representative of the actual effect of SFAS 123 on net income or earnings per share in future years.

3.   Recently Issued Accounting Standards

     In October 2004, the Financial Accounting Standards Board ratified Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF No. 04-8"). EITF No. 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether the market-price contingency is met. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004, and would be applied by retroactively restating previously reported diluted earnings per share. It is estimated that EITF No. 04-8 would have reduced Omnicare's diluted earnings per share by approximately $0.02 and $0.07 for the three and nine months ended September 30, 2004, respectively, if it had been effective during these periods. While no assurances can be given regarding the final outcome, the Company is currently investigating various alternatives to mitigate such dilution.

4.   Acquisitions

     During the first nine months of 2004, the Company completed several acquisitions in its institutional pharmacy business, which individually were not significant. Acquisitions of businesses required cash payments of $239.9 million (including amounts payable pursuant to acquisition agreements relating to pre-2004 acquisitions) in 2004. The impact of these aggregate acquisitions on the Company's overall goodwill balance has been reflected in the disclosures at the "Goodwill and Other Intangible Assets" footnote. Further, on June 4, 2004, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of NeighborCare, Inc. ("NeighborCare") for $30.00 per share in cash. The transaction has a total value of approximately $1.5 billion, which includes the assumption of NeighborCare's net debt and any related refinancing thereof. The acquisition of NeighborCare is expected to be financed with proceeds from a $2.4 billion commitment letter the Company has secured in anticipation of the transaction or from such other financings that are sufficient, together with cash on hand, to consummate the tender offer and the proposed merger. The Company's $2.4 billion commitment letter consists of a $600 million five-year revolving credit facility, a $700 million five-year senior term A loan facility and a $1.1 billion 364-day facility. On July 13, 2004, Omnicare announced that it received a request for additional information from the Federal Trade Commission ("FTC") relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") in connection with its tender offer for NeighborCare. The request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction until 10 days after Omnicare has substantially complied with the request. Omnicare is continuing to work with the FTC with respect to the filing. The Company's tender offer is scheduled to expire at 5:00 p.m., New York City time, on November 30, 2004, unless extended.

     On July 15, 2003, Omnicare acquired the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $83 million. The Company


                                        9
funded the acquisition of SunScript from existing cash balances. Up to an additional $15.0 million may become payable post-closing, subject to adjustment.

     At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services to skilled nursing and assisted living facilities comprised of approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that Sun Healthcare intended to divest in unrelated transactions). SunScript served these facilities through its network of 31 long-term care pharmacies. Omnicare has achieved certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of SunScript have been included from the date of acquisition in the Company's financial statements. The Company has completed its purchase price allocation, including the identification of goodwill and other intangible assets based on an appraisal performed by an independent valuation firm.

     The following table summarizes the fair values of the net assets acquired at the date of the SunScript acquisition (in thousands):

Current assets, including deferred tax assets   $33,443
Property and equipment                            3,379
Intangible assets                                 8,272
Goodwill                                         64,580
Current and noncurrent liabilities              (26,981)
                                                -------
Total net assets acquired                       $82,693
                                                =======

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

     Pro forma information for NCS and SunScript is not presented for the three and nine months ended September 30, 2003, as the results of NCS are included in those of the Company from the closing date of January 15, 2003, and the difference from the beginning of the period is not significant, and the impact of SunScript is not presented due to the lack of significance on the pro forma combined results.



     Unaudited pro forma combined results of operations of the Company and the aggregated acquisitions completed in the Company's institutional pharmacy business during the first nine months of 2004, which individually were not significant, are presented below for the three and nine months ended September 30, 2004 and 2003. Such pro forma presentation has been prepared assuming that these 2004 acquisitions had been made as of January 1, 2003.

     The unaudited pro forma combined financial information follows (in thousands, except per share data):

                        Three Months Ended       Nine Months Ended
                          September 30,            September 30,
                      ---------------------   -----------------------
                         2004        2003        2004         2003
                      ----------   --------   ----------   ----------
Net sales             $1,066,545   $989,385   $3,159,766   $2,814,740
Net income            $   55,686   $ 48,587   $  178,382   $  132,025
Earnings per share:
   Basic              $     0.53   $   0.48   $     1.72   $     1.35
   Diluted            $     0.53   $   0.47   $     1.70   $     1.33

5.   Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by business segment, are as follows (in thousands):

                                      Pharmacy      CRO
                                      Services    Services     Total
                                     ----------   --------   ----------
Balance as of December 31, 2003      $1,649,604    $40,954   $1,690,558
Goodwill acquired in the nine
   months ended September 30, 2004      181,316         --      181,316
Other                                    (3,590)      (190)      (3,780)
                                     ----------    -------   ----------
Balance as of September 30, 2004     $1,827,330    $40,764   $1,868,094
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

     During the third quarter of 2004, the Company completed its annual goodwill impairment assessment based on an evaluation of estimated future cash flows and determined that goodwill was not impaired.

     The Company's other intangible assets (included in the "Other noncurrent assets" caption on the Consolidated Balance Sheet) have increased by $6.8 million during the first nine months of 2004, net of related amortization expense. This increase was primarily due to the Company's


                                       11
completion of its purchase price allocation for the SunScript acquisition, including the identification of goodwill and other intangible assets (primarily related to customer relationship assets and non-compete agreements) based on an appraisal by an independent valuation firm.

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

     In early 2001, the Company entered into a three-year syndicated $500.0 million revolving line of credit facility (the "Revolving Credit Facility"), including a $25.0 million letter of credit subfacility, with various lenders. As previously discussed, in January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS (see "Acquisitions" footnote). The Revolving Credit Facility was retired in connection with the mid-2003 refinancing transactions, as further described below.

     In connection with the mid-2003 refinancings, the Company entered into a new, four-year $750.0 million credit facility ("Credit Facility"), consisting of a $250.0 million term A loan commitment and a $500.0 million revolving credit commitment, including a $25.0 million letter of credit subfacility. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) the London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or
(ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At September 30, 2004, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

     The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474.0 million, with remaining proceeds being used for general corporate purposes. The Company paid down $6.2 million and $14.4 million on the term A loan during the three and nine months ended September 30, 2004, respectively. The $141.5 million outstanding at September 30, 2004 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $24.6 million due within one year. There was $60.0 million outstanding as of September 30, 2004 under the revolving credit commitment of the Credit Facility.

     The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% convertible subordinated debentures ("5% Convertible Debentures"), with remaining proceeds being used for general corporate purposes. A portion of the 5% Convertible Debentures (approximately $106.5 million) were redeemed in June 2003. In July 2003, the Company redeemed the remainder of the 5% Convertible


Debentures (approximately $238.5 million) completing its early redemption of the entire $345 million aggregate principal amount of the outstanding 5% Convertible Debentures. The total redemption price, including the call premium, was approximately $353.9 million. The call premium, along with the write-off of unamortized debt issuance costs associated with the 5% Convertible Debentures, were recognized ratably in the quarter in which they were redeemed. Accordingly, an $8.6 million pre-tax charge ($5.3 million aftertax, or $0.05 per diluted share) was recognized in interest expense during the quarter ended September 30, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5% Convertible Debentures. A charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share) was recorded in interest expense during the second quarter of 2003, representing the proportionate share of the call premium and unamortized debt issuance costs.

     In connection with its offering of $250.0 million of 6.125% Senior Notes due 2013, during the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 4.47% at September 30, 2004. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $16.5 million at September 30, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes.

     In connection with the offering of the trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at September 30, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future

                                       13
financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS.


7.   Employee Benefit Plans

     The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Expense relating primarily to the Company's matching contributions for these defined contribution plans was $1.2 million and $3.6 million for the three and nine months ended September 30, 2004, respectively ($1.0 million and $3.0 million for the comparable prior year periods ended September 30, 2003, respectively).

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

     The following table presents the components of pension cost for each of the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                           2004     2003       2004     2003
                                          ------   -----      ------   ------
Service cost                              $  382    $307      $1,131   $1,001
Interest cost                                527     411       1,581    1,233
Amortization of deferred amounts
   (primarily prior actuarial losses)        470     242       1,410      726
                                          ------    ----      ------   ------
Net periodic pension cost                 $1,379    $960      $4,122   $2,960
                                          ======    ====      ======   ======

     During the third quarter of 2004, the Company made no payments related to funding plan assets for the settlement of the Company's pension obligations.

     In addition, the Company has supplemental pension plans ("SPPs") in which certain of its officers participate. Retirement benefits under the SPPs are calculated on the basis of a specified percentage of the officers' covered compensation, years of credited service and a vesting schedule, as specified in the plan documents. Expense relating to the SPPs was $0.2 million and $0.6 million for each of the three and nine month periods ended September 30, 2004 and 2003, respectively.


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

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                      For the three months ended September 30, 2004
                                      ---------------------------------------------
                                            Income         Shares      Per Share
                                         (Numerator)   (Denominator)    Amounts
                                         -----------   -------------   ---------
Basic EPS
Net income                                 $ 55,886       104,171        $0.54
                                                                         =====
Effect of Dilutive Securities
Stock options and stock warrants                 --           186
                                           --------       -------
Diluted EPS
Net income plus assumed conversions        $ 55,886       104,357        $0.54
                                           ========       =======        =====

                                      For the three months ended September 30, 2003
                                      ---------------------------------------------
                                            Income         Shares      Per Share
                                         (Numerator)   (Denominator)    Amounts
                                         -----------   -------------   ---------
Basic EPS
Net income                                 $ 48,830       101,965        $0.48
                                                                         =====
Effect of Dilutive Securities
Stock options and stock warrants                 --           979
                                           --------       -------
Diluted EPS
Net income plus assumed conversions        $ 48,830       102,944        $0.47
                                           ========       =======        =====

                                       For the nine months ended September 30, 2004
                                      ---------------------------------------------
                                            Income         Shares      Per Share
                                         (Numerator)   (Denominator)    Amounts
                                         -----------   -------------   ---------
Basic EPS
Net income                                 $179,831       103,876        $1.73
                                                                         =====
Effect of Dilutive Securities
Stock options and stock warrants                 --           847
                                           --------       -------
Diluted EPS
Net income plus assumed conversions        $179,831       104,723        $1.72
                                           ========       =======        =====

                                       For the nine months ended September 30, 2003
                                      ---------------------------------------------
                                            Income         Shares      Per Share
                                         (Numerator)   (Denominator)    Amounts
                                         -----------   -------------   ---------
Basic EPS
Net income                                 $132,754        97,490        $1.36
                                                                         =====
Effect of Dilutive Securities
5% Convertible Debentures                     4,870         4,840
Stock options and stock warrants                 --           687
                                           --------       -------
Diluted EPS
Net income plus assumed conversions        $137,624       103,017        $1.34
                                           ========       =======        =====


     During the three and nine month periods ended September 30, 2004 and 2003, the anti-dilutive effect associated with certain options and warrants was excluded from the computation of diluted EPS, since the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods. The aggregate anti-dilutive stock options and warrants excluded for the quarter ended September 30, 2004 and 2003 totaled 3.4 million and 2.7 million, respectively. Further, 2.7 million and 3.0 million anti-dilutive options and warrants were excluded from the year-to-date September 30, 2004 and 2003 periods, respectively.

     The $345.0 million of 4.0% convertible trust preferred securities due 2033, which are convertible at a fixed conversion price of $40.82 (under a contingent conversion feature described at the "Debt and Issuance of Common Stock" footnote), were outstanding during the three and nine months ended September 30, 2004 and 2003, but were not included in the computation of diluted EPS because the conversion trigger of $53.07 had not been met. See further discussion at the "Recently Issued Accounting Standards" and "Debt and Issuance of Common Stock" footnotes.

     The nine month period ended September 30, 2003 includes the dilutive effect of the $345.0 million of 5.0% Convertible Debentures, which assumes conversion using the "if converted" method. Under that method, the 5.0% Convertible Debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the 5.0% Convertible Debentures is added back to net income. On July 14, 2003, the Company completed the early redemption of the entire $345.0 million aggregate principal amount of the outstanding 5% Convertible Debentures.

9.   Restructuring Program

     In connection with the previously disclosed second phase of its productivity and consolidation initiative (the "Phase II Program"), the Company had liabilities of $4.1 million at December 31, 2003, of which $0.7 million was utilized in the nine months ended September 30, 2004. The remaining liabilities at September 30, 2004 of $3.4 million represent amounts not yet paid relating to actions taken (consisting primarily of lease payments), and will be adjusted as these matters are settled.

10.  Commitments and Contingencies

     Omnicare continuously evaluates contingencies based upon the best available information. The Company believes that liabilities have been provided to the extent necessary and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management's estimates, future earnings will be charged or credited accordingly.

     As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. The Company is also involved in various legal actions arising in the normal course of business. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in


                                       16
any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's consolidated financial position.

11.  Segment Information

     Based on the "management approach," as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two business segments. The Company's largest segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services in 47 states in the United States of America ("USA") at September 30, 2004. The Company's other reportable segment is CRO Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at September 30, 2004, including the USA.


     The table below presents information about the reportable segments as of and for the three and nine months ended September 30, 2004 and 2003 and should be read in conjunction with the paragraph that follows (in thousands):

                                          Three Months Ended September 30,
                                ----------------------------------------------------
                                                          Corporate
                                 Pharmacy       CRO          and        Consolidated
2004:                            Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
Net sales                       $1,020,972   $ 32,961     $     --       $1,053,933
Depreciation and amortization       13,160        336          656           14,152
Operating income (expense)         114,872      3,161      (11,712)         106,321
Total assets                     3,330,861     95,928      289,753        3,716,542
Capital expenditures                 3,119        181          449            3,749

2003:
------------------------------------------------------------------------------------
Net sales                       $  865,923   $ 35,731     $     --       $  901,654
Depreciation and amortization       11,832        468          580           12,880
Operating income (expense)         111,587      1,646       (9,570)         103,663
Total assets                     2,941,061    115,232      274,101        3,330,394
Capital expenditures                 3,861         91          134            4,086

                                           Nine Months Ended September 30,
                                ----------------------------------------------------
                                                          Corporate
                                 Pharmacy       CRO          and        Consolidated
2004:                            Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
Net sales                       $2,946,253   $100,556     $     --       $3,046,809
Depreciation and amortization       38,902      1,037        1,883           41,822
Operating income (expense)         358,851      9,637      (33,868)         334,620
Total assets                     3,330,861     95,928      289,753        3,716,542
Capital expenditures                11,324        541        1,721           13,586

2003:
------------------------------------------------------------------------------------
Net sales                       $2,431,905   $119,643     $     --       $2,551,548
Depreciation and amortization       35,206      1,369        1,754           38,329
Operating income (expense)         292,782     10,861      (28,060)         275,583
Total assets                     2,941,061    115,232      274,101        3,330,394
Capital expenditures                 9,946        796          499           11,241



     In accordance with EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company included in its reported CRO segment net sales amount, reimbursable out-of-pockets totaling $4.5 million and $13.6 million for the three and nine months ended September 30, 2004, respectively ($5.6 million and $19.5 million for the comparable prior year periods ended September 30, 2003, respectively).

12.  Guarantor Subsidiaries

     The Company's $375.0 million 8.125% senior subordinated notes due 2011 and the 6.125% Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2004 and December 31, 2003 for the balance sheets, the three and nine months ended September 30, 2004 and 2003 for the statements of income, and the statements of cash flows for the nine months ended September 30, 2004 and 2003. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income

(in thousands)                                                      Three Months Ended September 30,
                                               -------------------------------------------------------------------------
                                                            Guarantor    Non-Guarantor                   Omnicare, Inc.
2004                                            Parent    Subsidiaries    Subsidiaries   Eliminations   and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
Total net sales                                $     --    $1,022,683       $31,250        $     --        $1,053,933
Total direct costs                                   --       770,278        25,085              --           795,363
                                               --------    ----------       -------        --------        ----------
Gross profit                                         --       252,405         6,165              --           258,570
Selling, general and administrative expenses      1,503       145,982         4,764              --           152,249
                                               --------    ----------       -------        --------        ----------
Operating income (loss)                          (1,503)      106,423         1,401              --           106,321
Investment income                                   123           568            --              --               691
Interest expense                                (16,160)       (1,314)         (108)             --           (17,582)
                                               --------    ----------       -------        --------        ----------
Income (loss) before income taxes               (17,540)      105,677         1,293              --            89,430
Income tax (benefit) expense                     (6,578)       39,637           485              --            33,544
Equity in net income of subsidiaries             66,848            --            --         (66,848)               --
                                               --------    ----------       -------        --------        ----------
Net income (loss)                              $ 55,886    $   66,040       $   808        $(66,848)       $   55,886
                                               ========    ==========       =======        ========        ==========

2003
------------------------------------------------------------------------------------------------------------------------
Total net sales                                $     --    $  871,419       $30,235        $     --        $  901,654
Total direct costs                                   --       649,848        24,551              --           674,399
                                               --------    ----------       -------        --------        ----------
Gross profit                                         --       221,571         5,684              --           227,255
Selling, general and administrative expenses      1,372       117,406         4,814              --           123,592
                                               --------    ----------       -------        --------        ----------
Operating income (loss)                          (1,372)      104,165           870              --           103,663
Investment income                                   427           440            13              --               880
Interest expense                                (26,047)         (213)          (56)             --           (26,316)
                                               --------    ----------       -------        --------        ----------
Income (loss) before income taxes               (26,992)      104,392           827              --            78,227
Income tax (benefit) expense                    (10,257)       39,340           314              --            29,397
Equity in net income of subsidiaries             65,565            --            --         (65,565)               --
                                               --------    ----------       -------        --------        ----------
Net income (loss)                              $ 48,830    $   65,052       $   513        $(65,565)       $   48,830
                                               ========    ==========       =======        ========        ==========


                   Summary Consolidating Statements of Income

(in thousands)                                               Nine Months Ended September 30,
                                      ---------------------------------------------------------------------------
                                                   Guarantor    Non-Guarantor                  Omnicare, Inc. and
2004                                   Parent    Subsidiaries    Subsidiaries   Eliminations      Subsidiaries
-----------------------------------------------------------------------------------------------------------------
Total net sales                       $     --    $2,954,712       $92,097       $      --         $3,046,809
Total direct costs                          --     2,205,048        72,903              --          2,277,951
                                      --------    ----------       -------       ---------         ----------
Gross profit                                --       749,664        19,194              --            768,858
Selling, general and administrative
   expenses                              4,210       414,960        15,068              --            434,238
                                      --------    ----------       -------       ---------         ----------
Operating income (loss)                 (4,210)      334,704         4,126              --            334,620
Investment income                          472         1,745            13              --              2,230
Interest expense                       (47,367)       (3,743)         (427)             --            (51,537)
                                      --------    ----------       -------       ---------         ----------
Income (loss) before income taxes      (51,105)      332,706         3,712              --            285,313
Income tax (benefit) expense           (18,915)      123,021         1,376              --            105,482
Equity in net income of
   subsidiaries                        212,021            --            --        (212,021)                --
                                      --------    ----------       -------       ---------         ----------
Net income (loss)                     $179,831    $  209,685       $ 2,336       $(212,021)        $  179,831
                                      ========    ==========       =======       =========         ==========

2003
-----------------------------------------------------------------------------------------------------------------
Total net sales                       $     --    $2,455,620       $95,928       $      --         $2,551,548
Total direct costs                          --     1,817,631        77,724              --          1,895,355
                                      --------    ----------       -------       ---------         ----------
Gross profit                                --       637,989        18,204              --            656,193
Selling, general and administrative
   expenses                              4,740       358,397        17,473              --            380,610
                                      --------    ----------       -------       ---------         ----------
Operating income (loss)                 (4,740)      279,592           731              --            275,583
Investment income                        1,773           796            65              --              2,634
Interest expense                       (63,039)       (1,393)         (215)             --            (64,647)
                                      --------    ----------       -------       ---------         ----------
Income (loss) before income taxes      (66,006)      278,995           581              --            213,570
Income tax (benefit) expense           (25,082)      105,677           221              --             80,816
Equity in net income of
   subsidiaries                        173,678            --            --        (173,678)                --
                                      --------    ----------       -------       ---------         ----------
Net income (loss)                     $132,754    $  173,318       $   360       $(173,678)        $  132,754
                                      ========    ==========       =======       =========         ==========


                     Condensed Consolidating Balance Sheets

(in thousands)
                                                                 Guarantor    Non-Guarantor                  Omnicare, Inc. and
As of September 30, 2004:                           Parent     Subsidiaries    Subsidiaries   Eliminations      Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                         $   56,735    $   40,166       $  6,221     $        --        $  103,122
Restricted cash                                           --         5,777             --              --             5,777
Deposit with drug wholesaler                              --        44,000             --              --            44,000
Accounts receivable, net (including
   intercompany)                                          --       785,241         15,416          (1,657)          799,000
Inventories                                               --       312,930          5,487              --           318,417
Deferred income tax benefits
   (liabilities), net-current                           (851)       89,815            548              --            89,512
Other current assets                                     139       151,631          1,370              --           153,140
                                                  ----------    ----------       --------     -----------        ----------
   Total current assets                               56,023     1,429,560         29,042          (1,657)        1,512,968
                                                  ----------    ----------       --------     -----------        ----------
Properties and equipment, net                             --       133,544          8,292              --           141,836
Goodwill                                                  --     1,814,504         53,590              --         1,868,094
Other noncurrent assets                               31,735       161,597            312              --           193,644
Investment in subsidiaries                         2,975,959            --             --      (2,975,959)               --
                                                  ----------    ----------       --------     -----------        ----------
   Total assets                                   $3,063,717    $3,539,205       $ 91,236     $(2,977,616)       $3,716,542
                                                  ==========    ==========       ========     ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)      $   42,489    $  409,100       $  7,598     $    (1,657)       $  457,530
Long-term debt                                       176,923           758             --              --           177,681
8.125% senior subordinated notes, due 2011           375,000            --             --              --           375,000
6.125% senior subordinated notes, net, due 2013      233,459            --             --              --           233,459
4.0% contingent convertible notes, due 2033          345,000            --             --              --           345,000
Deferred income tax liabilities, net-noncurrent        1,693       129,243          7,737              --           138,673
Other noncurrent liabilities                          16,541        97,667          2,379              --           116,587
Stockholders' equity                               1,872,612     2,902,437         73,522      (2,975,959)        1,872,612
                                                  ----------    ----------       --------     -----------        ----------
   Total liabilities and stockholders' equity     $3,063,717    $3,539,205       $ 91,236     $(2,977,616)       $3,716,542
                                                  ==========    ==========       ========     ===========        ==========
As of December 31, 2003:
-------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                         $  134,513    $   48,940       $  3,960     $        --        $  187,413
Restricted cash                                           --           714             --              --               714
Accounts receivable, net (including
   intercompany)                                          --       672,315         13,708          (7,768)          678,255
Inventories                                               --       321,465          5,085              --           326,550
Other current assets                                     954       187,363          1,839              --           190,156
                                                  ----------    ----------       --------     -----------        ----------
   Total current assets                              135,467     1,230,797         24,592          (7,768)        1,383,088
                                                  ----------    ----------       --------     -----------        ----------
Properties and equipment, net                             --       139,108          9,199              --           148,307
Goodwill                                                  --     1,621,645         68,913              --         1,690,558
Other noncurrent assets                               33,390       128,147         11,531              --           173,068
Investment in subsidiaries                         2,627,756            --             --      (2,627,756)               --
                                                  ----------    ----------       --------     -----------        ----------
   Total assets                                   $2,796,613    $3,119,697       $114,235     $(2,635,524)       $3,395,021
                                                  ==========    ==========       ========     ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)      $   15,205    $  445,744       $  9,579     $    (7,768)       $  462,760
Long-term debt                                       135,384           471             --              --           135,855
8.125% senior subordinated notes, due 2011           375,000            --             --              --           375,000
6.125% senior subordinated notes, net, due 2013      226,822            --             --              --           226,822
4.0% contingent convertible notes, due 2033          345,000            --             --              --           345,000
Other noncurrent liabilities                          23,178       150,068            314              --           173,560
Stockholders' equity                               1,676,024     2,523,414        104,342      (2,627,756)        1,676,024
                                                  ----------    ----------       --------     -----------        ----------
   Total liabilities and stockholders' equity     $2,796,613    $3,119,697       $114,235     $(2,635,524)       $3,395,021
                                                  ==========    ==========       ========     ===========        ==========


                Condensed Consolidating Statements of Cash Flows

(in thousands)                                                                Nine Months Ended September 30,
                                                               -----------------------------------------------------------
                                                                             Guarantor    Non-Guarantor    Omnicare, Inc.
2004:                                                            Parent    Subsidiaries    Subsidiaries   and Subsidiaries
                                                               ---------   ------------   -------------   ----------------
Cash flows from operating activities:
Provision for doubtful accounts                                $      --    $  32,701        $   723         $  33,424
Other                                                            (28,551)     120,171          5,158            96,778
                                                               ---------    ---------        -------         ---------
      Net cash flows from operating activities                   (28,551)     152,872          5,881           130,202
                                                               ---------    ---------        -------         ---------
Cash flows from investing activities:
Acquisition of businesses                                             --     (238,710)        (1,230)         (239,940)
Capital expenditures                                                  --      (13,244)          (342)          (13,586)
Transfer of cash to trusts for employee health and
   severance costs, net of payments out of the trust                  --       (5,063)            --            (5,063)
Other                                                                 --           41             --                41
                                                               ---------    ---------        -------         ---------
      Net cash flows from investing activities                        --     (256,976)        (1,572)         (258,548)
                                                               ---------    ---------        -------         ---------
Cash flows from financing activities:
Borrowings on line of credit facility                            407,000           --             --           407,000
Payments on line of credit facility and term A loan             (361,360)          --             --          (361,360)
Payments on long-term borrowings and obligations                    (378)          --             --              (378)
Proceeds from stock awards and exercise of stock options
   and warrants, net of stock tendered in payment                  7,871           --             --             7,871
Dividends paid                                                    (7,030)          --             --            (7,030)
Other                                                            (95,330)      95,330             --                --
                                                               ---------    ---------        -------         ---------
      Net cash flows from financing activities                   (49,227)      95,330             --            46,103
                                                               ---------    ---------        -------         ---------
Effect of exchange rate changes on cash                               --           --         (2,048)           (2,048)
                                                               ---------    ---------        -------         ---------
Net (decrease) increase in cash and cash equivalents             (77,778)      (8,774)         2,261           (84,291)
Cash and cash equivalents at beginning of period -
   unrestricted                                                  134,513       48,940          3,960           187,413
                                                               ---------    ---------        -------         ---------
Cash and cash equivalents at end of period - unrestricted      $  56,735    $  40,166        $ 6,221         $ 103,122
                                                               =========    =========        =======         =========


(in thousands)                                                                Nine Months Ended September 30,
                                                               -----------------------------------------------------------
                                                                             Guarantor    Non-Guarantor    Omnicare, Inc.
2003:                                                            Parent    Subsidiaries    Subsidiaries   and Subsidiaries
                                                               ---------   ------------   -------------   ----------------
Cash flows from operating activities:
Provision for doubtful accounts                                $      --    $  33,977        $   699         $  34,676
Other                                                            (24,731)     170,086          2,332           147,687
                                                               ---------    ---------        -------         ---------
      Net cash flows from operating activities                   (24,731)     204,063          3,031           182,363
                                                               ---------    ---------        -------         ---------
Cash flows from investing activities:
Acquisition of businesses, net of cash received                       --     (594,113)        (5,576)         (599,689)
Capital expenditures                                                  --      (11,134)          (107)          (11,241)
Transfer of cash to trusts for employee health and severance
   costs, net of payments out of the trust                            --       (2,672)            --            (2,672)
Other                                                                 --           43             15                58
                                                               ---------    ---------        -------         ---------
      Net cash flows from investing activities                        --     (607,876)        (5,668)         (613,544)
                                                               ---------    ---------        -------         ---------
Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan          749,000           --             --           749,000
Payments on line of credit facilities and term A loan           (589,000)          --             --          (589,000)
Proceeds from long-term borrowings                               595,000           --             --           595,000
Payments on long-term borrowings and obligations                (354,242)          --             --          (354,242)
Fees paid for financing arrangements                             (19,511)          --             --           (19,511)
Proceeds from stock offering, net of issuance costs              178,774           --             --           178,774
Other                                                           (398,483)     397,818             62              (603)
                                                               ---------    ---------        -------         ---------
      Net cash flows from financing activities                   161,538      397,818             62           559,418
                                                               ---------    ---------        -------         ---------
Effect of exchange rate changes on cash                               --           --          2,077             2,077
                                                               ---------    ---------        -------         ---------
Net increase (decrease) in cash and cash equivalents             136,807       (5,995)          (498)          130,314
Cash and cash equivalents at beginning of period -
   unrestricted                                                   95,693       36,191          6,052           137,936
                                                               ---------    ---------        -------         ---------
Cash and cash equivalents at end of period - unrestricted      $ 232,500    $  30,196        $ 5,554         $ 268,250
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

Three and Nine Months Ended September 30, 2004 Overview

     Omnicare, Inc. ("Omnicare" or the "Company") is a leading provider of pharmaceutical care for the elderly. Omnicare primarily serves residents in long-term care facilities comprising approximately 1,071,000 beds in 47 states, making it the nation's largest provider of professional pharmacy, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services. Omnicare also provides clinical research services for the pharmaceutical and biotechnology industries in 30 countries worldwide.

     A summary of the key operating results for the three and nine month periods ended September 30, 2004 and 2003 follows (in thousands, except per share amounts):

                                       Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                     ---------------------   -----------------------
                                        2004        2003        2004         2003
                                     ----------   --------   ----------   ----------
Consolidated:
Total net sales                      $1,053,933   $901,654   $3,046,809   $2,551,548
                                     ==========   ========   ==========   ==========
Net income                           $   55,886   $ 48,830   $  179,831   $  132,754
                                     ==========   ========   ==========   ==========
Diluted earnings per share ("EPS")   $     0.54   $   0.47   $     1.72   $     1.34
                                     ==========   ========   ==========   ==========
EBITDA(a)                            $  120,473   $116,543   $  376,442   $  313,912
                                     ==========   ========   ==========   ==========

Sales and profitability results are discussed at the "Pharmacy Services Segment" and "CRO Services Segment" captions below.

(a) "EBITDA" represents earnings before interest (net of investment income), income taxes, depreciation and amortization. The Company believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt, which is also the primary purpose for which management uses this financial measure. However, EBITDA does not represent net cash flows from operating activities, as defined by United States Generally Accepted Accounting Principles ("U.S. GAAP"), and should not be considered as a substitute for operating cash flows as a measure of liquidity. The Company's calculation of EBITDA may differ from the calculation of EBITDA by others. See "Results of Operations" for a reconciliation of EBITDA to net cash flows from operating activities.


                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                             ---------------------   -----------------------
                                2004        2003        2004         2003
                             ----------   --------   ----------   ----------
Pharmacy Services Segment:
Sales                        $1,020,972   $865,923   $2,946,253   $2,431,905
                             ==========   ========   ==========   ==========
Operating income             $  114,872   $111,587   $  358,851   $  292,782
                             ==========   ========   ==========   ==========

     Contributing in large measure to the increase in sales in the three and nine months ended September 30, 2004 was a number of smaller acquisitions, particularly in the first nine months of 2004. Additionally, sales increased in the three and nine month period ended September 30, 2004, as compared to the prior year periods, due to the acquisition of SunScript in July 2003.
Further, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. The increased operating income was primarily the result of increased sales, ongoing benefits of the Company's acquisition integration efforts and productivity initiatives throughout the Pharmacy Services segment. These factors, favorably affecting sales and operating income, were partially offset by intensified price competition, Medicaid reimbursement pressures, a special charge of $5.2 million (lowering gross profit by approximately $2.7 million and increasing operating expenses by $2.5 million), and a continued shift in the Company's payor mix toward lower-margin Medicaid business during the third quarter of 2004. Operating income was also affected by the initial impact of the lower-margin acquisitions recently completed, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale.

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                              ------------------   -------------------
                                 2004      2003      2004       2003
                               -------   -------   --------   --------
CRO Services Segment:
Revenues                       $32,961   $35,731   $100,556   $119,643
                               =======   =======   ========   ========
Operating income               $ 3,161   $ 1,646   $  9,637   $ 10,861
                               =======   =======   ========   ========

     Revenues in the CRO Services segment were lower in the three and nine months ended September 30, 2004 than in the same periods of 2003 due primarily to client-driven cancellations or delays in the commencement or continuation of certain projects. Operating income in the nine months ended September 30, 2004 was lower than the same prior year period due primarily to the lower revenues. Productivity improvements and cost reduction efforts led to improved profitability during the third quarter of 2004 as compared with the same prior year period.

Financial Condition, Liquidity and Capital Resources

     Net cash flows from operating activities for the nine months ended September 30, 2004 was $130.2 million compared with $182.4 million for the same period of 2003. Operating cash


                                       25
flows during the nine months ended September 30, 2004 were unfavorably impacted by a one-time deposit of $44.0 million made during the first quarter of 2004, owing to a change in payment terms under the Company's new contract with its drug wholesaler. Also unfavorably impacting operating cash flows was a statewide administrative backup in the transfer of Medi-Cal provider numbers affecting California-based pharmacies acquired in the SunScript and other acquisitions, creating a temporary delay in cash receipts of approximately $37 million through September 30, 2004. In addition, in the third quarter of 2004, another broad-based slowdown in Medicaid reimbursement occurred in Illinois, unfavorably impacting cash flow by approximately $18 million. Operating cash flows, as well as borrowings on the line of credit facilities, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends. During the nine months ended September 30, 2004, the Company's investing activities included the completion of several acquisitions in its institutional pharmacy business, which individually were not significant. Net borrowings on the Company's credit facility totaled $60.0 million in the nine months ended September 30, 2004 and were primarily used for payments relating to the acquisition of businesses. The Company also paid $14.4 million on the term A loan in the first nine months of 2004. At September 30, 2004, outstanding revolving credit borrowings were $60.0 million and the balance on the term A loan was $141.5 million.

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

Results of Operations

     The following table presents the consolidated net sales and results of operations of Omnicare for each of the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts).

                        Three Months Ended       Nine Months Ended
                          September 30,            September 30,
                      ---------------------   -----------------------
                         2004        2003        2004         2003
                      ----------   --------   ----------   ----------
Total net sales       $1,053,933   $901,654   $3,046,809   $2,551,548
                      ==========   ========   ==========   ==========
Net income            $   55,886   $ 48,830   $  179,831   $  132,754
                      ==========   ========   ==========   ==========
Earnings per share:
   Basic              $     0.54   $   0.48   $     1.73   $     1.36
                      ==========   ========   ==========   ==========
   Diluted            $     0.54   $   0.47   $     1.72   $     1.34
                      ==========   ========   ==========   ==========



     The Company believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt, which is also the primary purpose for which management uses this financial measure. However, EBITDA does not represent net cash flows from operating activities, as defined by U.S. GAAP, and should not be considered as a substitute for operating cash flows as a measure of liquidity. The Company's calculation of EBITDA may differ from the calculation of EBITDA by others.


                                                     Three Months Ended     Nine Months Ended
                                                       September 30,          September 30,
                                                    -------------------   --------------------
(in thousands)                                        2004       2003        2004       2003
                                                    --------   --------   ---------   --------
EBITDA reconciliation to net cash flows
   from operating activities:
EBITDA                                              $120,473   $116,543   $ 376,442   $313,912
(Subtract)/Add:
Interest expense, net of investment income           (16,891)   (25,436)    (49,307)   (62,013)
Income taxes                                         (33,544)   (29,397)   (105,482)   (80,816)
Changes in assets and liabilities, net of effects
   from acquisition of businesses                    (70,547)   (16,481)   (179,348)   (48,907)
Provision for doubtful accounts                       11,534     11,496      33,424     34,676
Deferred tax provision                                29,386      3,017      54,473     21,756
Write-off of debt issuance costs
                                                          --      2,591          --      3,755
                                                    --------   --------   ---------   --------
   Net cash flows from operating activities         $ 40,411   $ 62,333   $ 130,202   $182,363
                                                    ========   ========   =========   ========

Three Months Ended September 30, 2004 vs. 2003

Consolidated

     Total net sales for the three months ended September 30, 2004 rose to $1,053.9 million from $901.7 million in the comparable prior year period. Diluted earnings per share for the three months ended September 30, 2004 were $0.54 versus $0.47 in the same prior year period. Net income for the three months ended September 30, 2004 was $55.9 million versus $48.8 million earned in the comparable 2003 period. EBITDA totaled $120.5 million for the three months ended September 30, 2004 as compared with $116.5 million for the same period of 2003.

     The three months ended September 30, 2004 included a special charge totaling $5.2 million pretax ($3.2 million aftertax or $0.03 per diluted share) in connection with certain state Medicaid audits related to prior periods, lowering gross profit by approximately $2.7 million and increasing operating expenses by approximately $2.5 million.

     Included in interest expense during the three months ended September 30, 2003 was a charge of $8.6 million pretax ($5.3 million aftertax, or $0.05 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company's


                                       27
early redemption of its 5%, $345.0 million convertible subordinated debentures, as further described at the "Financial Condition, Liquidity and Capital Resources" caption below.

Pharmacy Services Segment

     Omnicare's Pharmacy Services segment recorded sales of $1,021.0 million for the three months ended September 30, 2004, exceeding the 2003 amount of $865.9 million by $155.1 million, or 17.9%. At September 30, 2004, Omnicare served long-term care facilities comprising approximately 1,071,000 beds as compared with approximately 994,000 beds served at September 30, 2003. Contributing in large measure to the increase in sales and in beds served was the completion of several acquisitions, which individually were not significant, particularly in the first nine months of 2004. Additionally, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by the increased use of generic drugs and a special charge during the third quarter of 2004 in connection with certain state Medicaid audits related to prior periods, which lowered sales by approximately $2.7 million. Third quarter results were also impacted by continued intensified competitive pricing pressures, Medicaid reimbursement reductions, including overall reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs, and a continued shift in its payor mix toward lower-margin Medicaid business. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment.

     Operating income of the Pharmacy Services segment was $114.9 million in the third quarter of 2004, a $3.3 million improvement as compared with the $111.6 million earned in the comparable period of 2003. The increased operating income was primarily the result of increased sales and the overall synergies from the integration of the SunScript acquisition, as well as productivity initiatives throughout the Pharmacy Services segment. Although operating margins were initially unfavorably impacted by the addition of this lower-margin business, the integration efforts resulted in drug purchasing improvements, consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company's operating cost structure. Partially offsetting the improved operating income and margins in the three months ended September 30, 2004 were the previously mentioned intensified pricing and Medicaid reimbursement pressures, the previously discussed special charge of $5.2 million, a continued shift in payor mix toward lower-margin Medicaid business and the initial impact of recently completed acquisitions on margins, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale.

     On July 15, 2003, Omnicare acquired the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $83 million. Up to an additional $15.0 million may become payable post-closing, subject to adjustment.



     At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services to skilled nursing and assisted living facilities comprised of approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that Sun Healthcare intended to divest in unrelated transactions). SunScript served these facilities through its network of 31 long-term care pharmacies. The net assets and operating results of SunScript have been included from the date of acquisition in the Company's financial statements.

     On January 15, 2003, Omnicare completed its acquisition of NCS Health Care, Inc. ("NCS"). The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $500 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition.

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

     As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs. On July 30, 2004, the Centers for Medicare & Medicaid Services ("CMS") issued a notice announcing a 2.8% payment increase to Medicare skilled nursing facilities, effective October 1, 2004. CMS also stated that it is still working on refinements to the case-mix classification system, and therefore the temporary add-ons to the payment rates currently in effect will continue through fiscal year 2005. In addition, healthcare funding issues, including pressures on federal and state Medicaid budgets due to the economy, coupled with growth in enrollees, the escalation in drug costs owing to higher drug utilization as the population ages and the introduction of new, more effacious, albeit more expensive medications, have led to decreasing reimbursement rates and other cost control measures in certain states. On May 28, 2003, President Bush signed into law the "Jobs and Growth Reconciliation Tax Act," which included $20 billion in temporary aid to the states, $10 billion of which was earmarked for state Medicaid programs. This additional funding expired on June 30, 2004. Legislation has been introduced in Congress to extend the supplemental funding, but there is no assurance that such legislation will be adopted, or if adopted, the effective date of such additional funding. Economic conditions have improved in many areas; however, some states continue to experience budget shortfalls or other funding pressures, and they may consider implementing further reductions in Medicaid reimbursement and other cost control measures. Such pricing pressures are likely to continue or escalate if economic recovery does not fully emerge, and there can be no assurance that such occurrence will not continue to have an adverse impact on the Company's business.

     In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA"), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Under the MMA, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of


                                       29
outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called "dual eligibles") will have their prescription drug costs covered by the new Medicare drug benefit, including nursing home residents served by the Company whose drug costs are currently covered by state Medicaid programs. Implementation of the new Medicare drug benefit requires regulations. On August 3, 2004, CMS issued a proposed rule to implement the new Part D drug benefit. The proposed rule would permit long-term care pharmacies to provide covered Part D drugs to enrollees of the new Part D plans. Under the proposed rule, long-term care pharmacies could participate on an in-network basis by contracting directly with the plan sponsor, or on an out-of-network basis. CMS requested comments on many provisions of its proposed rule, including those relating to long-term care pharmacies; such comments were due October 4, 2004. CMS is in the process of reviewing all comments received for consideration and application in the final regulation and expects to issue a final rule in early 2005. Given the potential for significant revisions based on comments received, until such final regulations are promulgated, the Company cannot determine the impact of the proposed rule, nor the final rule, on the Company's business. In addition, the Secretary of the Department of Health and Human Services is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and, among other things, make recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to Medicare beneficiaries in nursing facilities consistent with existing patient safety and quality of care standards. Until the Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs beginning in June 2004 through a new prescription drug discount card program, which gives enrollees access to negotiated discounted prices for prescription drugs. PBM Plus Inc., an Omnicare subsidiary, has been selected by CMS as an endorsed sponsor to offer a Medicare prescription drug discount card. PBM Plus also received a special endorsement for long-term care to administer a transitional assistance benefit of $600 per year to certain qualified low-income seniors not currently receiving drug benefits from the Medicare and Medicaid programs. In addition, the Long Term Care Pharmacy Alliance, LLC ("LTCPA") (of which Omnicare is a member, together with several other national institutional pharmacies) has also received the special long-term care endorsement from CMS to administer the transitional assistance benefit. The MMA also reforms the Medicare Part B prescription drug payment methodology. The Company's sales for drugs dispensed under Medicare Part B are not significant in comparison to total sales. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA's legislative reforms ultimately will have on the Company.

CRO Services Segment

     Omnicare's CRO Services segment recorded revenues of $33.0 million for the three months ended September 30, 2004, which were $2.7 million, or 7.6%, lower than the $35.7 million recorded in the same prior year period. In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF No. 01-14"), the Company included $4.5 million and $5.6 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the quarters ended September 30, 2004 and 2003, respectively.


Revenues for the three months ended September 30, 2004 were lower than in the same prior year period largely due to the impact of client-driven cancellations or delays in the commencement or continuation of certain projects, and a reduction in reimbursable out-of-pockets of $1.1 million under EITF No. 01-14.

     Operating income in the CRO Services segment was $3.2 million in the third quarter of 2004 compared with $1.6 million in the same 2003 period. Although the CRO Services segment experienced a slight year-over-year decline in revenues, productivity improvements and cost reduction efforts led to improved profitability from the comparable prior-year period. Backlog at September 30, 2004 was $182.2 million, representing a decrease of $25.7 million from the September 30, 2003 backlog of $207.9 million, and a $0.6 million decline from the December 31, 2003 backlog of $182.8 million due to the client-driven cancellation of certain projects.

Consolidated

     The Company's consolidated gross profit of $258.6 million increased $31.3 million during the third quarter of 2004 from the same prior-year period amount of $227.3 million. Gross profit as a percentage of total net sales of 24.5% in the three months ended September 30, 2004, was lower than the 25.2% experienced during the same period of 2003, and the 25.6% experienced during the six months ended June 30, 2004. Positively impacting overall gross profit margin were the Company's purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the SunScript business (net of the initial impact of adding this lower-margin business) and benefits realized from the Company's formulary compliance program, as well as the increased use of generic drugs. These favorable factors were offset by the previously mentioned intensified pricing and Medicaid reimbursement pressures, the previously discussed special charge during the third quarter of 2004, which lowered gross profit by approximately $2.7 million, the initial impact of the lower-margin acquisitions recently completed, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale, and a continued shift in the Company's payor mix toward Medicaid during the quarter. Also unfavorably impacting gross profit as a percentage of total net sales was the further market penetration of newer branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins.

     Omnicare's selling, general and administrative ("operating") expenses for the quarter ended September 30, 2004 of $152.2 million were higher than the comparable year amount of $123.6 million by $28.6 million, due primarily to the overall growth of the business, including the completion of several acquisitions, which individually were not significant. Operating expenses as a percentage of total net sales totaled 14.4% in the third quarter 2004, representing an increase from the 13.7% experienced in the comparable prior-year period. This increase is primarily due to the previously discussed special charge in the third quarter of 2004 (which increased operating expenses by approximately $2.5 million), as well as $1.5 million of expenses relating to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and increased amortization expense of $2.1 million. Partially offsetting these third quarter of 2004 increased operating expenses was the favorable impact of the realization of synergies from the SunScript acquisition, and the


                                       31
leveraging of fixed and variable overhead costs over a larger sales base in 2004 than that which existed in 2003.

     Investment income for the three months ended September 30, 2004 of $0.7 million was marginally lower than the $0.9 million earned in the comparable prior year quarter.

     Interest expense for the three months ended September 30, 2004 of $17.6 million was lower than the $26.3 million in the comparable prior-year period primarily relating to the inclusion of a call premium and the write-off of unamortized debt issuance costs aggregating $8.6 million before taxes ($5.3 million aftertax, or $0.05 per diluted share) in the three months ended September 30, 2003. The call premium and the write-off of the unamortized debt issuance costs related to the completion of the Company's early redemption and retirement of its $345.0 million aggregate principal amount of 5%, convertible subordinated debentures in the third quarter of 2003, in connection with its refinancing transactions, as further described at the "Financial Condition, Liquidity and Capital Resources" caption below.

     The effective income tax rate was 37.5% in the third quarter of 2004, slightly lower than the comparable prior year period rate of 37.6%. The effective tax rates in 2004 and 2003 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various nondeductible expenses.

Nine Months Ended September 30, 2004 vs. 2003

Consolidated

     Total net sales for the nine months ended September 30, 2004 rose to $3,046.8 million from $2,551.5 million in the comparable prior year period. Diluted earnings per share for the nine months ended September 30, 2004 were $1.72 versus $1.34 in the same prior year period. Net income for the nine months ended September 30, 2004 was $179.8 million versus $132.8 million earned in the comparable 2003 period. EBITDA totaled $376.4 million for the nine months ended September 30, 2004 as compared with $313.9 million for the same period of 2003.

     The nine months ended September 30, 2004 included a special charge totaling $5.2 million pretax ($3.2 million aftertax or $0.03 per diluted share) in connection with certain state Medicaid audits related to prior periods, lowering gross profit by approximately $2.7 million and increasing operating expenses by approximately $2.5 million.

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




Pharmacy Services Segment

     Omnicare's Pharmacy Services segment recorded sales of $2,946.3 million for the nine months ended September 30, 2004, exceeding the same prior year period amount of $2,431.9 million by $514.4 million. Contributing in large measure to the increase in sales was the acquisition of SunScript in July 2003, as well as other smaller acquisitions, particularly in the first nine months of 2004. Additionally, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by intensified pricing and Medicaid reimbursement pressures, and a continued shift in the Company's payor mix toward Medicaid during the second and third quarters of 2004, coupled with the increasing number and usage of generic drugs. Additionally, sales were impacted by the previously discussed special charge during the third quarter of 2004, which lowered sales by approximately $2.7 million.

     Operating income of the Pharmacy Services segment was $358.9 million for the nine months ended September 30, 2004, a $66.1 million improvement from the $292.8 million earned in the comparable period of 2003. The increased operating income was primarily the result of increased sales and the overall synergies from the integration of the NCS business and, to a lesser extent, the SunScript acquisition, as well as productivity initiatives throughout the Pharmacy Services segment. Although operating margins were initially unfavorably impacted by the addition of these lower-margin businesses, the integration efforts resulted in drug purchasing improvements, consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company's operating cost structure. Partially offsetting the improved operating income in the nine months ended September 30, 2004 was the intensified pricing and Medicaid reimbursement pressures, the previously discussed special charge during the third quarter of 2004, which lowered operating income by approximately $5.2 million, the initial impact of the lower-margin acquisitions completed in the first nine months of 2004, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale, and a continued shift in payor mix toward lower-margin Medicaid business.

CRO Services Segment

     Omnicare's CRO Services segment recorded revenues of $100.6 million during the nine months ended September 30, 2004, which were $19.0 million lower than the $119.6 million recorded in the same prior year period. In accordance with EITF No. 01-14, the Company included $13.6 million and $19.5 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the nine months ended September 30, 2004 and 2003, respectively. Revenues for the nine months ended September 30, 2004 were lower than in the same prior year period largely due to the impact of client-driven cancellations or delays in the commencement or continuation of certain projects, and a reduction in reimbursable out-of-pockets of $5.9 million under EITF No. 01-14.




     Operating income in the CRO Services segment was $9.6 million for the nine months ended September 30, 2004 compared with $10.9 million in the same 2003 period. Operating income, while benefiting from productivity improvements and cost reduction efforts, was unfavorably impacted primarily by the lower revenues during the nine months ended September 30, 2004.

Consolidated

     The Company's consolidated gross profit of $768.9 million increased $112.7 million during the nine months ended September 30, 2004 from the same prior-year period amount of $656.2 million. Gross profit as a percentage of total net sales of 25.2% in the nine months ended September 30, 2004, was lower than the 25.7% experienced during the same period of 2003. Positively impacting overall gross profit margin were the Company's purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the NCS business and, to a lesser extent, the SunScript business (net of the initial impact of adding these lower-margin businesses) and benefits realized from the Company's formulary compliance program, as well as the increased use of generic drugs. These favorable factors were more than offset by the intensified pricing and Medicaid reimbursement pressures, the previously discussed special charge during the third quarter of 2004, which lowered gross profit by approximately $2.7 million, the initial impact of the lower-margin acquisitions completed in the first nine months of 2004, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale, and a continued shift in the Company's payor mix toward Medicaid during the second and third quarters of 2004. Also unfavorably impacting gross profit as a percentage of total net sales was the further market penetration of newer branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins.

     Omnicare's operating expenses for the nine months ended September 30, 2004 of $434.2 million were higher than the comparable year amount of $380.6 million by $53.6 million, due primarily to the overall growth of the business, including the completion of several acquisitions, which individually were not significant. Operating expenses as a percentage of total net sales, however, totaled 14.3% in the nine months ended September 30, 2004, representing a decrease from the 14.9% experienced in the comparable prior-year period. This decrease was primarily due to the realization of synergies from the NCS and SunScript acquisitions, and the leveraging of fixed and variable overhead costs over a larger sales base in 2004 than that which existed in 2003. Operating expenses for the nine months ended September 30, 2004 also included the previously discussed special charge, which increased operating expenses by approximately $2.5 million.

     Investment income for the nine months ended September 30, 2004 of $2.2 million was marginally lower than the $2.6 million earned in the comparable prior year period.

     Interest expense for the nine months ended September 30, 2004 of $51.5 million was lower than the $64.6 million in the comparable prior-year period primarily relating to the inclusion in 2003 results of the previously mentioned call premium and write-off of the


                                       34
unamortized debt issuance costs relating to the Company's early redemption and retirement of its 5%, $345 million convertible subordinated debentures, totaling $12.7 million pretax ($7.9 million aftertax, or $0.08 per diluted share).

     The effective income tax rate was 37.0% in the year-to-date 2004 period, slightly lower than the comparable prior year period rate of 37.8%. The effective tax rates in 2004 and 2003 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various nondeductible expenses.

Restructuring Program

     In connection with the previously disclosed second phase of its productivity and consolidation initiative (the "Phase II Program"), the Company had liabilities of $4.1 million at December 31, 2003, of which $0.7 million was utilized in the nine months ended September 30, 2004. The remaining liabilities at September 30, 2004 of $3.4 million represent amounts not yet paid relating to actions taken (consisting primarily of lease payments), and will be adjusted as these matters are settled.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 2004 were $108.9 million compared with $188.1 million at December 31, 2003 (including restricted cash amounts of $5.8 million and $0.7 million, respectively).

     The Company generated positive net cash flows from operating activities of $130.2 million during the nine months ended September 30, 2004, compared with net cash flows from operating activities of $182.4 million during the nine months ended September 30, 2003. Net cash flows from operating activities during the nine months ended September 30, 2004 was driven primarily by operating results. Impacting cash flow during the nine months ended September 30, 2004 was a one-time deposit of $44.0 million made during the first quarter of 2004, owing to a change in payment terms under the Company's new contract with its drug wholesaler. Also, a statewide administrative backup in the transfer of Medi-Cal provider numbers affecting California-based pharmacies acquired in the SunScript and other acquisitions created a temporary delay in cash receipts of approximately $37 million through September 30, 2004. In addition, in the third quarter of 2004, another broad-based slowdown in Medicaid reimbursement occurred in Illinois, unfavorably impacting cash flow by approximately $18 million. Operating cash flows, as well as borrowings on the line of credit facilities, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends.

     Net cash used in investing activities was $258.5 million and $613.5 million for the nine months ended September 30, 2004 and 2003, respectively. Acquisitions of businesses required cash payments of $239.9 million (including amounts payable pursuant to acquisition agreements relating to pre-2004 acquisitions) in 2004, which were primarily funded by borrowings under the Company's credit facility, existing cash balances and operating cash flows. Acquisitions of businesses during 2003 required $599.7 million of cash payments (including amounts payable



                                       35
pursuant to acquisition agreements relating to pre-2003 acquisitions) which were primarily funded by borrowings under the Company's then existing revolving credit facility. Omnicare's capital requirements are primarily comprised of its acquisition program, including the possible acquisition of NeighborCare, Inc. which is discussed below under the caption "NeighborCare Transaction," and capital expenditures, largely relating to investments in the Company's information technology systems.

     Net cash provided by financing activities was $46.1 million for the nine months ended September 30, 2004. Net borrowings on the credit facility totaled $60.0 million in the nine months ended September 30, 2004 and were primarily used for payments relating to the acquisition of businesses. The Company also paid $14.4 million on the term A loan in the nine months ended September 30, 2004. At September 30, 2004, outstanding revolving credit borrowings were $60.0 million and the balance on the term A loan was $141.5 million. Net cash provided by financing activities was $559.4 million for the nine months ended September 30, 2003. In connection with the aforementioned NCS acquisition, the Company borrowed $499.0 million under its then existing revolving credit facility in the first quarter of 2003. The Company also completed its refinancing plan in June 2003, as discussed below, in which it raised $1,033.6 million. Partially offsetting these borrowings were payments on debt of $589.0 million during the nine months ended September 30, 2003, as well as the early redemption and retirement during the nine months ended September 30, 2003 of $345.0 million of 5% convertible subordinated debentures due 2007 ("5% Convertible Debentures") in the second quarter of 2003.

     On August 5, 2004, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2004. Aggregate dividends of $7.0 million paid during the nine months ended September 30, 2004 were relatively consistent with those paid in the comparable prior year period, totaling $6.6 million.

NeighborCare Transaction

     On June 4, 2004, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of NeighborCare for $30.00 per share in cash. The transaction has a total value of approximately $1.5 billion, which includes the assumption of NeighborCare's net debt and any related refinancing thereof. The acquisition of NeighborCare is expected to be financed with proceeds from a $2.4 billion commitment letter the Company has secured in anticipation of the transaction or from such other financings that are sufficient, together with cash on hand, to consummate the tender offer and the proposed merger. The Company's $2.4 billion commitment letter consists of a $600 million five-year revolving credit facility, a $700 million five-year senior term A loan facility and a $1.1 billion 364-day facility. On July 13, 2004, Omnicare announced that it received a request for additional information from the Federal Trade Commission ("FTC") relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") in connection with its tender offer for NeighborCare. The request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction until 10 days after Omnicare has substantially complied with the request. Omnicare is continuing to work with the FTC with respect to the filing. The Company's tender

                                       36
offer is scheduled to expire at 5:00 p.m., New York City time, on November 30, 2004, unless extended.

Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     At September 30, 2004, the Company had one unconsolidated entity, Omnicare Capital Trust I (the "Trust"), which was established for the purpose of facilitating the convertible trust preferred securities offering, due 2033 ("trust PIERS" or "Preferred Income Equity Redeemable Securities"). For financial reporting purposes, the Trust is treated as an equity method investment of Omnicare. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The contingent convertible notes issued by the Company to the Trust in connection with the issuance by the Trust of the trust PIERS are presented as a separate line item on Omnicare's consolidated balance sheet, and the related disclosures concerning the trust PIERS, the guarantee and the contingent convertible notes are included in Omnicare's notes to consolidated financial statements. Omnicare records interest payable to the Trust as interest expense in its consolidated statement of income.

     At September 30, 2004, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     Except for the Company's long-term debt and purchase obligations, Omnicare's contractual obligations did not significantly change from December 31, 2003. The following table sets forth the Company's contractual long-term debt and purchase obligations at September 30, 2004 to reflect changes from December 31, 2003 (particularly relating to long-term debt obligations, including the net borrowings on the credit facility of $60.0 million during the nine months ended September 30, 2004, as well as the impact of payments on the term A loan of $14.4 million). The table summarizes the effect such long-term debt obligations are expected to have on the Company's liquidity and cash flows in future periods.

Contractual Long-Term Debt and Purchase Obligations at September 30, 2004 (in thousands):

                                             Less Than                            After 5
                                   Total       1 Year    1-3 Years   4-5 Years     Years
                                ----------   ---------   ---------   ---------   --------
Long-term debt obligations(a)   $1,171,538    $24,615     $176,923     $   --    $970,000
                                ==========    =======     ========     ======    ========
Purchase obligations(b)         $   65,446    $59,446     $  4,000     $2,000    $     --
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


                                       37

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

     In connection with the mid-2003 refinancings, the Company entered into a new, four-year $750.0 million credit facility ("Credit Facility") consisting of a $250.0 million term A loan commitment and a $500.0 million revolving credit commitment, including a $25.0 million letter of credit subfacility. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) the London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or
(ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At September 30, 2004, the interest rate was LIBOR plus 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

     The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474.0 million, with remaining proceeds being used for general corporate purposes. The Company paid down $14.4 million on the term A loan during the nine months ended September 30, 2004. The $141.5 million outstanding at September 30, 2004 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $24.6 million due within one year. There was $60.0 million outstanding as of September 30, 2004 under the revolving credit commitment of the Credit Facility.

     The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company's 5% Convertible Debentures, with remaining proceeds being used for general corporate purposes. A portion of the 5% Convertible Debentures (approximately $106.5 million) were redeemed in June 2003. In July 2003, the Company redeemed the remainder of the 5% Convertible Debentures (approximately $238.5 million) completing its early redemption of the entire $345 million aggregate principal amount of the outstanding 5% Convertible Debentures. The total redemption price, including the call premium was approximately $353.9 million. The call premium, along with the write-off of unamortized debt issuance costs associated with the 5% Convertible Debentures, were recognized ratably in the quarter in which they were redeemed. Accordingly, an $8.6 million pre-tax charge ($5.3 million aftertax, or $0.05 per diluted share) was recognized in interest expense during the quarter ended September 30, 2003 for the call premium and the write-off of


                                       38
remaining unamortized debt issuance costs associated with the redemption of the 5% Convertible Debentures. A charge of $4.1 million pretax ($2.5 million aftertax, or $0.02 per diluted share) was recorded in interest expense during the second quarter of 2003, representing the proportionate share of the call premium and unamortized debt issuance costs.

     In connection with its offering of $250.0 million of 6.125% Senior Notes due 2013, during the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 4.47% at September 30, 2004. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $16.5 million at September 30, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes.

     In connection with the offering of the trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of contingent convertible notes due 2033 to the Trust. The Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Trust. The trust PIERS offer fixed cash distributions at a rate of 4.0% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the trust PIERS is less than 105% of the average of the conversion values for the trust PIERS through 2028 (98% for any period thereafter through maturity). The trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the trust PIERS. Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at September 30, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust in connection with the trust PIERS.

     The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working


                                       39
capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Although the Company has no current plans to refinance its indebtedness, issue additional indebtedness, or issue additional equity, other than those associated with the tender offer for NeighborCare, discussed above at the "NeighborCare Transaction" caption, the Company believes that external sources of financing are readily available and will access them as it deems appropriate.

Critical Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of these financial statements, Omnicare management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses, and the related disclosure of commitments and contingencies. On a regular basis, the Company evaluates the estimates used, including those related to bad debts, contractual allowances, inventory valuation, impairment of goodwill, insurance accruals, pension obligations, income taxes, stock-based compensation, legal contingencies and other operating allowances and accruals. Management bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. The Company's significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements included in Omnicare's Annual Report on Form 10-K for the year ended December 31, 2003, and any related updates included in the Company's periodic quarterly SEC filings.

     In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require significant management judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. An accounting policy is considered to be critical if it is important to the registrant's financial position and operating results, and requires significant judgment and estimates on the part of management in its application. Omnicare's critical accounting estimates and the related assumptions are evaluated periodically as conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates of matters that are inherently and highly uncertain. If actual results were to differ materially from the judgments and estimates made, the Company's reported financial position and/or operating results could be materially affected. Omnicare management continually reviews these estimates and assumptions to ensure that the financial statements are presented fairly and are materially correct. The Company believes the following critical accounting policies and estimates involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

     Revenue is recognized by Omnicare when products or services are delivered or provided to the customer.

     Pharmacy Services Segment

     A significant portion of the Company's Pharmacy Services Segment revenues from sales of pharmaceutical and medical products is reimbursed by state Medicaid and, to a lesser extent, federal Medicare programs. Payments for services rendered to patients covered by these


                                    40
programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company's financial statements are recorded at the amount ultimately expected to be received from these payors. Since all billing functions of the Company are computerized, enabling on-line adjudication (i.e., submitting charges to Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicaid and third-party claims (oftentimes eventually approved once additional information is provided to the payor). The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowances are adjusted to actual as cash is received and claims are settled. Resulting adjustments were not significant to the Company's operations for the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled September 30, 2004 amounts from Medicaid and third-party payors to be significant to future operating results and financial position.

     Patient co-payments are associated with certain state Medicaid programs, Medicare Part B and certain third party payors and are typically not collected at the time products are delivered or services are rendered, but are billed to the individual as part of the Company's normal billing procedures. These co-payments are subject to the Company's normal accounts receivable collections procedures.

    A patient may be dispensed prescribed medications (typically no more than a 2-3 day supply) prior to insurance being verified in emergency situations, or for new facility admissions after hours or on weekends. The following business day, specific payor information is obtained to ensure that the proper payor is billed for reimbursement.

     Under certain circumstances, the Company accepts returns of medications and issues a credit memo to the applicable payor. The Company estimates and accrues for sales returns based on historical return experience, giving consideration to the Company's return policies. Product returns are processed in the period received, and are not significant when compared to the overall sales and gross profit of the Company.

    Contract Research Services Segment

    A portion of the Company's overall revenues relate to the Contract
Research Services ("CRO") Segment, and are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service, unless the units of service are performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For time-and-materials contracts, revenue is recognized at contractual hourly rates,


                                    41
and for fixed-price contracts, revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue.

Allowance for Doubtful Accounts

     Collection of accounts receivable from customers is the Company's primary source of operating cash flow and is critical to Omnicare's operating performance. Omnicare's primary collection risk relates to facility and private pay customers. The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Omnicare establishes this allowance for doubtful accounts using the specific identification approach, and considering such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. Management reviews this allowance on an ongoing basis for appropriateness. Judgment is used to assess the collectibility of account balances and the economic ability of customers to pay.

     The Company computes and monitors its accounts receivable days sales outstanding ("DSO") in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive "average accounts receivable"; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by the days in the quarter to derive the DSO amount. Omnicare's DSO was approximately 67 days at September 30, 2004, compared with 63 days at December 31, 2003 and 71 days at December 31, 2002. The increase in DSO during 2004 was primarily related to the aforementioned impact of the statewide administrative backup in the transfer of Medi-Cal provider numbers, and the broad-based Medicaid reimbursement slowdown that occurred in Illinois. The estimated aggregate impact of these two delays was an increase to DSO of approximately 3 days at September 30, 2004.

     The allowance for doubtful accounts as of September 30, 2004 was $122.6 million compared with $108.8 million and $68.6 million at December 31, 2003 and 2002, respectively. These allowances were 13.3%, 13.8% and 11.6% of gross receivables (net of contractual allowances) as of September 30, 2004, December 31, 2003 and December 31, 2002, respectively. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results. A one percentage point increase, however, in the allowance for doubtful accounts as a percentage of gross receivables as of September 30, 2004, would result in an increase to the allowance for doubtful accounts and bad debt expense of approximately $9 million.


                                       42

     The following table is an aging of the Company's September 30, 2004 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):


                                                                                 September 30, 2004
                                                                -------------------------------------------------
                                                                Current and       181 Days and
                                                                0-180 Days            Over
                                                                 Past Due           Past Due              Total
                                                                 --------           --------            --------
Medicaid, Medicare Part B and Third Party payors                 $290,095           $ 14,483            $304,578
Facility payors                                                   351,876             87,602             439,478
Private Pay payors                                                123,453             39,287             162,740
CRO                                                                14,689                159              14,848
                                                                 --------           --------            --------
Total gross accounts receivable                                  $780,113           $141,531            $921,644
    (net of contractual allowance adjustments)                   ========           ========            ========


     Patient charges pending approval from Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end. Once an approval to bill Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicaid or third-party receivable amount is recorded. The Company's policy is to resolve accounts receivable with pending status on a weekly basis. Pending accounts receivable balances were not significant at September 30, 2004.

     Omnicare has standard policies and procedures for collection of its accounts receivable. The Company's collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, the use of an in-house national collections department or outside collection agencies, and potentially mediation/arbitration or litigation when accounts are considered unresponsive. Omnicare's collection efforts primarily relate to its facility and private pay customers. When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer's operating results or financial position, the Company includes the balance in its allowance for doubtful accounts requirements. When a balance is deemed uncollectible by Omnicare management (including the national collections department), collections agencies and/or outside legal counsel, the balance is manually written off against the allowance for doubtful accounts. At September 30, 2004, the Company does not have a significant amount of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

     Given the Company's experience, management believes that the reserves for potential losses are adequate, but if several or more of the Company's larger customers were to unexpectedly default on their obligations, the Company's overall reserves for potential losses may prove to be inadequate. If economic conditions worsen, the payor mix shifts significantly,

                                    43
or the Company's customers' reimbursement rates are adversely affected, impacting Omnicare's customers' ability to pay, management may adjust the allowance for doubtful accounts accordingly, and the Company's accounts receivable collections, cash flows and results of operations could be affected.

Inventories

     The Company maintains inventory at lower of cost or market, with cost determined on the basis of the first-in, first-out method. There are no significant obsolescence reserves recorded since the Company has not historically experienced (nor does it expect to experience) significant levels of inventory obsolescence write-offs.

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

Goodwill

     SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and other indefinite-lived intangible assets be reviewed for impairment using a fair value based approach at least annually. SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired, and requires goodwill to be tested between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company's assessments to date, including its third quarter 2004 analysis, indicated that goodwill has not been impaired.

     The Company's assessment of goodwill impairment requires estimates of future cash flows and a weighted average cost of capital. The estimates of these future cash flows are based on assumptions and projections believed to be reasonable and supportable at the time the annual impairment analysis is performed. Further, they require management's subjective judgments and take into account assumptions about overall growth rates. To the extent the carrying value of the assets exceed their fair value, an impairment loss would be recorded. Changes in these estimates of future cash flows or weighted average cost of capital due to unforeseen events and circumstances could cause Omnicare's analysis to indicate that goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of the Company's goodwill, which could be material to the Company's financial position, results of operations or cash flows. However, given the substantial margin by which fair value exceeded carrying amounts in the latest goodwill impairment review, the Company does not anticipate a material

                                    44
impact on the consolidated financial statements from differences in these assumptions in the near term.

Insurance Accruals

     Omnicare is self-insured for certain health insurance claims. The Company manages its health insurance risk by obtaining individual and aggregate stop-loss coverage in the amount of $150,000 per claim and 125% of expected aggregate claims, or approximately $10.5 million for the 2004 year. Omnicare insures all of its property and casualty programs (including worker's compensation, and professional liability) in excess of self-insured retentions, or deductibles, on the various policies of insurance (which range from between $5,000 and $1,000,000 per claim, depending on the type of coverage). Omnicare closely monitors and continually evaluates its historical claims experience and obtains input from third-party insurance professionals to estimate the appropriate level of accrual for its self-insured programs, including deductibles. These accruals include provision for incurred, as well as incurred but not reported, claims. In developing its self-insurance accrual estimates, the Company's liability calculation also considers the historical claim lag periods and current payment trends of insurance claims (generally 2-3 months for health, and 48-60 months for all other coverages). A change in the historical claim lag period assumption by one month for health insurance claims would affect health insurance expense by approximately $1.0 million pretax. A change in the historical claim lag period by one month for property and casualty insurance claims would affect property and casualty insurance expense by approximately $0.3 million pretax.

     Although significant fluctuations may occur in the short term due to unforeseen events and claims, the Company's experience, coupled with its stop-loss coverages, has consistently supported management's assumption that this methodology provides for reasonable insurance expense estimates and accruals over a long-term period. While the ultimate settlement of these claims may vary from the Company's estimates and accruals, Omnicare believes that the accrual amounts and resultant expense provided in the consolidated financial statements are materially correct.

Employee Benefit Plans

     For certain of its employee benefit plans, the Company utilizes estimates in developing its actuarial assumptions (including such items as the expected long-term rate of return on plan assets, discount rate and rate of compensation increase, among other items), and relies on actuarial computations to estimate the future potential liability, expense and funding requirements associated with these benefits. While it is required that the actuarial assumptions be reviewed each year as of the measurement date of December 31, the actuarial assumptions generally do not change between measurement dates. During Omnicare's annual review, generally near the beginning of the fiscal year, the Company reviews and updates these assumptions, and considers current market conditions and input from its third-party advisors, including any changes in interest rates, in making these assumptions. These actuarial assumptions and estimates attempt to anticipate future events, and if assessed differently or materially vary from actual results due to changing market and economic conditions, could have a significant impact on the Company's consolidated financial position, results of operations or

                                    45
cash flows. However, a one percentage point change in the discount rate used to calculate the Company's pension obligations, or the expected long-term rate of return on plan assets, would not have a material impact on the Company's operating results.

Income Taxes

     The Company estimates its tax assets and liabilities based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, as well as about the realization of deferred tax assets (including those relating to net operating losses). The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. Omnicare periodically reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on the Company's expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and Omnicare's tax methods of accounting. The Company also reviews its liabilities under SFAS No. 5, "Accounting for Contingencies" ("SFAS 5") which requires an accrual for estimated losses when it is probable that a liability has been incurred and the amount can be reasonably estimated. These projections may change in the future as actual results become known.

If the Company is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then the Company could be required to increase its valuation allowance against its deferred tax assets, resulting in an increase in the effective tax rate.

Omnicare operates in multiple states with varying tax laws. The Company is subject to both federal and state audits of tax returns. While the Company believes it has provided adequately for income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on Omnicare's financial position, results of operations or cash flows. If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could experience potential losses. Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential gains. A one percentage point change in the Company's overall year-to-date September 2004 and 2003 effective tax rates would impact income tax expense and net income by $2.9 million and $2.1 million, respectively (or $0.03 and $0.02 per diluted share, respectively).

                                    46

Stock-Based Compensation

     The Company accounts for stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. For footnote disclosure purposes, the Company calculates the impact of using the fair-value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123". Under the fair-value method, the cost of stock option grants and other incentive awards to employees and directors is generally measured by the fair value of the awards on their grant dates and is recognized over the vesting periods of the awards. The Company estimates the fair value of stock option grants as of the date of each grant, using a Black-Scholes option-pricing model. This model incorporates reasoned assumptions regarding
(1) the expected volatility of the Company's common stock price, (2) estimated risk-free interest rates, (3) the expected dividend yield, if any, all over the expected lives of the respective options. Considering the importance of each of the above assumptions in the calculation of fair value, the Company re-evaluates the estimate of these assumptions on a quarterly basis. While the Company believes its stock option fair value calculations are materially accurate, a one percentage point change in any of the individual aforementioned assumptions, holding all other assumptions constant, would not have a material impact on the fair value calculated for options or the related pro forma periodic expense recognized by the Company in its footnote disclosure.

Legal Contingencies

     As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject, including reviews of individual Omnicare pharmacy's reimbursement documentation and administrative practices. Oftentimes, these inspections, audits and inquiries relate to prior periods, including periods predating Omnicare's actual ownership of a particular acquired pharmacy. The Company is also involved with various legal actions arising in the normal course of business. Each quarter, the Company reviews the status of any inspections, audits, inquiries, legal claims and legal proceedings and assesses its potential financial exposure. If the potential loss from any of these is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss, in accordance with SFAS 5. To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, the low end of the range is accrued. Because of uncertainties related to these matters, the use of estimates, assumptions, judgments and external factors beyond the Company's control, accruals are based on the best information available at the time. As additional information becomes available, Omnicare reassesses the potential liability related to any pending inspections, audits, inquiries, claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the Company's results of operations and financial position.

                                       47

Recently Issued Accounting Standards

     In October 2004, the Financial Accounting Standards Board ratified Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF No. 04-8"). EITF No. 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether the market-price contingency is met. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004, and would be applied by retroactively restating previously reported diluted earnings per share. It is estimated that EITF No. 04-8 would have reduced Omnicare's diluted earnings per share by approximately $0.02 and $0.07 for the three and nine months ended September 30, 2004, respectively, if it had been effective during these periods. While no assurances can be given regarding the final outcome, the Company is investigating various alternatives to mitigate such dilution.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

     In addition to historical information, this report contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made on the basis of management's views and assumptions regarding business performance as of the time the statements are made, and management does not undertake any obligation to update these statements. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to "beliefs," "expectations," "anticipations," "intentions" or similar words) and all statements which are not statements of historical fact. Forward-looking statements in this report include, but are not limited to, the following: expectations concerning the Company's financial performance, results of operations, sales, earnings or business outlook; trends in the long-term healthcare and contract research industries generally; expectations concerning the Company's ability to leverage its core business; anticipated growth in alternative institutional markets such as correctional facilities, mental health and personal care or supportive living facilities; expectations concerning continued relative stability in the operating environment in the long-term care industry; the ability to leverage the Company's CRO business and its core pharmacy business as anticipated; volatility in the CRO business; anticipated business performance of the CRO; expectations in the CRO business resulting from streamlining and globalization efforts; the Company's unique capabilities in the geriatric market and strength of presence in the drug development marketplace; trends in healthcare funding issues, including, but not limited to, state Medicaid budgets, enrollee eligibility, escalating drug prices due to higher utilization among seniors and the aging of the population; expectations concerning increasing Medicare admissions and improving occupancy rates; the introduction of more expensive medications and the increasing use of generic medications; the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs; the cost-effectiveness of pharmaceuticals in treating chronic illnesses for the elderly; the impact of the Medicare drug benefit, signed into law in December 2003 and effective in 2006, and its


                                       48
implementing regulations; the effect of any changes and considerations in long-term healthcare funding policies for Medicare and Medicaid programs; the ability of the Company to utilize its expertise in geriatric pharmaceutical care and pharmaceutical cost management and its database on drug utilization and outcomes in the elderly to meet the anticipated challenges of the healthcare environment and the implementation of the Medicare drug benefit; the effectiveness of the Company's growth strategy in allowing the Company to maximize cash flow, maintain a strong financial position, enhance the efficiency of its operations and continue to develop the Company's franchise in the geriatric pharmaceutical market; the ability of expansion in the Company's core business to provide the Company greater ability to leverage its clinical services and information business, thereby enhancing cost advantages in the institutional pharmacy market; and expectations concerning opportunities for future growth. These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics; the ability to attract new clients and service contracts and retain existing clients and service contracts; trends for the continued growth of the Company's businesses; expectations concerning the development and performance of the Company's informatics business; the effectiveness of the Company's formulary compliance program; trends in drug pricing, including the impact and pace of pharmaceutical price increases; delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets or for other reasons; the overall financial condition of the Company's customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the Company's pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated sales, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company's sales, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company's products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining and globalization efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company's implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of

                                       49
such policies; the impact of the Medicare drug benefit and its implementing regulations; legislation and regulations affecting payment and reimbursement rates for skilled nursing facilities; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company's ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to the CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans and stock-based compensation; events or circumstances which result in an impairment of goodwill; market conditions; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company's stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and other risks and uncertainties described in the Company's reports and filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                       50

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at September 30, 2004 include $141.5 million outstanding under the term A loan portion, and $60.0 million drawn on the revolving credit commitment portion, of its June 2003 four-year, variable-rate Credit Facility at an interest rate of LIBOR plus 1.375%, or 3.20% at September 30, 2004 (a 100 basis point change in the interest rate would impact pretax interest expense by approximately $2.0 million per year); $375.0 million outstanding under its fixed-rate 8.125% senior subordinated notes ("8.125% Senior Notes"), due 2011; $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; and $345.0 million outstanding under its 4.0% fixed-rate convertible debentures (the "4.0% Convertible Debentures"), due 2033. In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The estimated LIBOR-based floating rate was 4.47% at September 30, 2004 (a 100 basis point change in the interest rate would impact pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $16.5 million at September 30, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes. At September 30, 2004, the fair value of Omnicare's Credit Facility approximates its carrying value, and the fair value of the 8.125% Senior Notes, 6.125% Senior Notes and 4.0% Convertible
Debentures is approximately $407.8 million, $251.3 million and $327.8 million, respectively.

     Embedded in the trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at September 30, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations.

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


                                       51

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


                                       52

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     A summary of the Company's repurchases of Omnicare, Inc. common stock during the quarter ended September 30, 2004 is as follows (in thousands, except per share data):

                                                                                Maximum Number (or
                                                          Total Number of       Approximate Dollar
                           Total                         Shares Purchased     Value) of Shares that
                         Number of     Average Price    as Part of Publicly         May Yet Be
                           Shares         Paid per           Announced         Purchased Under the
       Period          Purchased (a)       Share         Plans or Programs      Plans or Programs
--------------------   -------------   -------------   --------------------   ---------------------
July 1-31, 2004               2            $41.61                --                     --
August 1-31, 2004            --                --                --                     --
September 1-30, 2004          1             29.47                --                     --
                            ---                                 ---                    ---
Total                         3            $39.85                --                     --
                            ===            ======               ===                    ===

(a) During the third quarter of 2004, the Company purchased 3,000 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6. EXHIBITS

     See Index of Exhibits.


                                       53

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Omnicare, Inc.
                                         Registrant


Date: November 9, 2004                   By: /s/ David W. Froesel, Jr.
                                             -----------------------------------
                                             David W. Froesel, Jr.
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)


                                       54

                                INDEX OF EXHIBITS

                                                     Document Incorporated by Reference from a
Number and Description of Exhibit                    Previous Filing, Filed Herewith or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)   Herewith, as Indicated Below
--------------------------------------------------   --------------------------------------------
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