Form 10-K
period 2004-12-31
OMNICARE INC
filed 2005-03-16
CIK 353230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2004 OR

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
Common Stock ($1.00 Par Value)                                        New York Stock Exchange
Preferred Share Purchase Rights (No Par Value)                        New York Stock Exchange
4.00% Trust Preferred Income Equity Redeemable Securities issued
   by Omnicare Capital Trust I and guaranteed by Omnicare, Inc.       New York Stock Exchange
Series B 4.00% Trust Preferred Income Equity Redeemable
   Securities issued by Omnicare Capital Trust II and guaranteed
   by Omnicare, Inc.                                                  New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

Aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant's most recently completed second fiscal quarter (i.e., June 30, 2004) ($42.81 per share): $4,316,217,861.

As of January 31, 2005, the registrant had 104,549,073 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.'s ("Omnicare", the "Company" or the "Registrant") definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be held May 17, 2005, are incorporated by reference into Part III of this report. Definitive copies of its 2005 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                 OMNICARE, INC.

                          2004 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I


                                                                            PAGE
Item 1.    Business......................................................      3
Item 2.    Properties....................................................     21
Item 3.    Legal Proceedings.............................................     26
Item 4.    Submission of Matters to a Vote of Security Holders...........     26
           Executive Officers of the Company.............................     26

                                     PART II

Item 5.    Market for the Registrant's Common Equity,  Related
           Stockholder Matters and Issuer Purchases of Equity
              Securities.................................................     27
Item 6.    Selected Financial Data ......................................     29
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     32
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....     66
Item 8.    Financial Statements and Supplementary Data...................     67
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................    114
Item 9A.   Controls and Procedures.......................................    114
Item 9B.   Other Information.............................................    115

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............    115
Item 11.   Executive Compensation........................................    116
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.................    117
Item 13.   Certain Relationships and Related Transactions................    117
Item 14.   Principal Accountant Fees and Services........................    117

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules....................    118

As used in this document, unless otherwise specified or the context otherwise requires, the terms "Omnicare," "Company," "its," "we," "our" and "us" refer to Omnicare, Inc. and its consolidated subsidiaries.

                                     PART I

ITEM 1 - BUSINESS

Background

Omnicare, Inc. ("Omnicare" or the "Company") is a leading provider of pharmaceutical care for the elderly. Omnicare primarily serves residents in long-term care facilities comprising approximately 1,086,000 beds in 47 states in the United States and in Canada at December 31, 2004, making it the nation's largest provider of professional pharmacy, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services. Omnicare also provides clinical research services for the pharmaceutical and biotechnology industries in 30 countries worldwide.

We operate in two business segments. The larger business segment, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting, data management services and medical supplies to long-term care facilities throughout the United States and in Canada. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in these facilities. We also provide consultant pharmacist services, including evaluating residents' drug therapy, monitoring the drug distribution system within the nursing facility, assisting in compliance with state and federal regulations and providing proprietary clinical and health management programs. In addition, our Pharmacy Services segment provides ancillary services, such as administering medications and nutrition intravenously and furnishing dialysis and respiratory services, medical supplies and clinical care planning and financial software information systems to our client facilities. Since 1989, we have been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. Additional information regarding acquisitions is presented at Note 2 (Acquisitions) of the Notes to our 2004 Consolidated Financial Statements, included at Item 8 of this Filing. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs. In addition, we provide operational software and support systems to long-term care pharmacy providers across the United States. The Pharmacy Services segment has no operating locations outside of the United States of America ("United States") and Canada.

Our other business segment is contract research organization services ("CRO Services"). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. Our CRO Services segment provides support for the design of regulatory strategy and clinical development of pharmaceuticals by offering comprehensive and fully integrated clinical, quality assurance, data management, medical writing and regulatory support for our client's drug development programs. As of December 31, 2004, our CRO Services segment operated in 30 countries around the world.

Financial information regarding our business segments is presented at Note 15 (Segment Information) of the Notes to our 2004 Consolidated Financial Statements, included at Item 8 of this Filing.

Pharmacy Services

We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to the nursing facility for administration to individual residents by the facility's nursing staff. We typically service nursing homes within a 150-mile radius of our pharmacy locations. We maintain a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery and for consultation with the facility's staff or the resident's attending physician.

Upon receipt of a prescription, the relevant resident information is entered into our computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions, duplicative therapy or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed and generic drugs are substituted in accordance with applicable state and federal laws as requested by the physician or resident. Subject to physician approval and oversight, and in accordance with our pharmaceutical care guidelines, we also provide for patient-specific therapeutic interchange of more efficacious and/or safer drugs for those presently being prescribed. See "The Omnicare Geriatric Pharmaceutical Care Guidelines(R)" below for further discussion.

We provide a unit-of-use drug distribution system. This means that we purchase, repackage and dispense pharmaceuticals in single doses in tamper-resistant, drug-specific packaging labeled for individual residents. This differs from prescriptions filled by retail pharmacies, which typically are dispensed in vials or other bulk packaging requiring measurement of each dose by or for the patient. We believe the unit-of-use system improves control over drugs in the nursing facility, reduces medication errors and improves resident compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

Integral to our drug distribution system is our computerized medical records and documentation system. We provide the facility with computerized medication administration records, physician's order sheets and treatment records for each resident. Data extracted from these computerized records is also formulated into monthly management reports on resident care and quality assurance. We believe the computerized documentation system, in combination with the unit-of-use drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. We believe these benefits improve drug efficacy and result in fewer drug-related hospitalizations, thereby lowering overall healthcare costs.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy, as well as overall drug usage. We provide consultant pharmacist services, which help clients comply with the federal and state regulations applicable to nursing homes. The services offered by our consultant pharmacists include:

     o monthly drug regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the resident's current medication usage, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies, dosing adjustments or discontinuing unnecessary drugs;

     o participation on the pharmacy and therapeutics, quality assurance and other committees of client facilities, as well as periodic involvement in staff meetings;

     o    monitoring and monthly reporting on overall drug usage;

     o development and maintenance of pharmaceutical policy and procedures manuals; and

     o assistance to the nursing facility in complying with state and federal regulations as they pertain to drug use.

We have also developed a proprietary software system for use by our consultant pharmacists. The system, called OSC2OR(R) (Omnicare System of Clinical and Cost Outcomes Retrieval), enables our pharmacists not only to perform their functions more efficiently, but also provides the platform for consistent data retrieval for health and outcomes management.

Additionally, we offer specialized consulting services, which help long-term care facilities enhance care and reduce and contain costs, as well as to comply with state and federal regulations. Under these consulting services, we offer:

     o data required for OBRA and other regulatory purposes, including reports on usage of chemical restraints known as psychotropic drugs, antibiotic usage (infection control) and other drug usage;

     o plan of care programs, which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs;

     o counseling related to appropriate drug usage and implementation of drug protocols;

     o on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; and

     o nurse consultant services and consulting for dietary and medical records.

The Omnicare Geriatric Pharmaceutical Care Guidelines(R)

In June 1994, to enhance the pharmaceutical care management services that we offer, Omnicare introduced to our client facilities and their attending physicians the Omnicare Geriatric Pharmaceutical Care Guidelines(R) ("Omnicare Guidelines(R)"). We believe the Omnicare Guidelines(R) is the first drug formulary ranking drugs by disease state according to their clinical effectiveness independent of their cost, specifically designed for the elderly residing in long-term care institutions and the community. The Omnicare Guidelines(R) ranks drugs used for specific diseases as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in facilities and for those living independently. The clinical evaluations and rankings are developed exclusively for us by the University of the Sciences in Philadelphia (formerly the Philadelphia College of Pharmacy), an academic institution recognized for its expertise in geriatric long-term care. The Omnicare Guidelines(R) is extensively reviewed and updated at least annually by the University of Sciences in Philadelphia, taking into account, among other factors, the latest advances as documented in the medical literature. In addition, the Omnicare Guidelines(R) provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

As the Omnicare Guidelines(R) focuses on health benefits, rather than solely on cost, we believe that use of the Omnicare Guidelines(R) assists physicians in making the best clinical choices of drug therapy for the patient in a manner that is cost efficient for the payor of the pharmacy bill. Accordingly, we believe that the development of and compliance with the Omnicare Guidelines(R) is important in lowering costs for SNFs operating under the federal government's Prospective Payment System ("PPS") as well as state Medicaid programs, managed care and other payors, including residents or their families.

Health and Outcomes Management

We have expanded upon the data in the Omnicare Guidelines(R) to develop health and outcomes management programs targeted at major categories of disease commonly found in the elderly, such as congestive heart failure, stroke prevention, Alzheimer's disease, fracture prevention and pain management. These programs seek to identify patients who may be candidates for more clinically efficacious drug therapy and to work with physicians to optimize pharmaceutical care for these geriatric patients. We believe these programs can enhance the quality of care of elderly patients while reducing costs to the healthcare system, which arise from the adverse outcomes of sub-optimal or inappropriate drug therapy.

Outcomes-Based Algorithm Technology

Combining data provided by our proprietary systems, the Omnicare Guidelines(R) and health management programs, our pharmacists seek to determine the best clinical and most cost-effective drug therapies and make recommendations for the most appropriate pharmaceutical treatment.

Since late 1997, we have augmented their efforts with the development of proprietary, computerized, database-driven technology that electronically screens and identifies patients at risk for particular diseases and assists in determining treatment protocols. This system combines pharmaceutical, clinical and care planning data and screens the data utilizing algorithms derived from medical best practice standards, allowing our pharmacists to make recommendations to improve the effectiveness of drug therapy in seniors, including identifying potentially underdiagnosed and undertreated conditions.

Pharmaceutical Case Management

Combining our clinical resources, including the Omnicare Guidelines(R), health and outcomes management programs and our comprehensive database of medical and pharmacy data, we are providing pharmaceutical case management services to community dwelling retirees, employees and dependents who receive drug benefits under employer-sponsored healthcare programs. Because seniors living independently are often under the care of multiple practitioners with no coordination of prescribing, this population is highly susceptible to drug-related problems. Omnicare Senior Health Outcomes addresses this need through programs designed to reduce unnecessary and inappropriate drug use, to add necessary drug therapy according to current practice standards for certain at-risk groups and to make therapeutic interventions in accordance with the Omnicare Guidelines(R) and health management programs. These services are provided on behalf of large corporate employers sponsoring healthcare benefits, including prescription drug benefits, that seek to protect the safety and quality of healthcare for their retirees, employees and dependents while containing or reducing their costs.

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

Wholesale Medical Supplies/Medicare Part B Billing. We distribute disposable medical supplies, including urological, ostomy, nutritional support and wound care products and other disposables needed in the nursing home environment. In addition, we bill Medicare directly for certain of these product lines for patients eligible under the Medicare Part B program. As part of this service, we determine patient eligibility, obtain certifications, order products and maintain inventory at the nursing facility. We also contract to act as billing agent for certain nursing homes that supply these products directly to the patient.

Other Services. We provide clinical care plan and financial information systems to long-term care facilities to assist them in preparing and monitoring plans of care for their residents, as well as in predicting and tracking revenues and costs. We also offer operational software for long-term care pharmacies. We offer respiratory therapy products, durable medical equipment and specialty pharmacy services along with pharmacy benefit management and mail order pharmacy services. We provide comprehensive dialysis services on site in certain client long-term care facilities for residents with kidney failure or end-stage renal disease. Such services eliminate the need for transport of residents to off-site clinics for treatment, reducing trauma for the resident and costs for our client facilities. We recently formed a new pharmaceutical informatics service to capitalize on our unique geriatric pharmaceutical database, by providing a unique new offering of Omnicare's broad-based long-term care data to augment the pharmaceutical industry's ability to monitor performance in the long-term care channel. We continue to review the expansion of these as well as other products and services that may further enhance the Company's ability or that of its clients to provide quality healthcare services for their patients in a cost-effective manner.

Contract Research Organization

Our CRO segment provides comprehensive product development and research services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering comprehensive and fully integrated project management, clinical monitoring, quality assurance, data management, statistical analysis medical writing and regulatory support for our clients' drug development programs. As of December 31, 2004, the CRO Services segment operated in 30 countries, including the United States.

We believe that our involvement in the CRO business is a logical adjunct to our core institutional pharmacy business and will serve to leverage our assets and strengths, including our access to a large geriatric population and our ability to appropriately collect data for health and outcomes management. We believe such assets and strengths can be of value in developing new drugs targeted at diseases of the elderly and in meeting the Food and Drug Administration's geriatric dosing and labeling requirements for all prescription drugs provided to the elderly, as well as in documenting health outcomes to payors and plan sponsors in a managed care environment. In December 2004, we expanded our CRO business through the acquisition of Clinimetrics Research Associates, Inc. ("Clinimetrics"). We believe this acquisition will enhance our position in capitalizing on the rapidly growing trend in biotechnology research.

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

Materials/Supply

We purchase pharmaceuticals through a wholesale distributor with whom we have a prime vendor contract, at prices based primarily upon contracts negotiated by us directly with pharmaceutical manufacturers. We also are a member of industry buying groups, which contract with manufacturers for discounted prices. We have numerous sources of supply available to us and have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.

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

Competition

The long-term care pharmacy business is highly regional or local in nature, and within a given geographic area of operations, highly competitive. We are the nation's largest provider of pharmaceuticals and related pharmacy services to long-term care institutions such as SNFs, NFs, assisted living facilities ("ALFs"), retirement centers and other institutional healthcare facilities. In the geographic regions we serve, we compete with local, regional and other national institutional pharmacies, pharmacies owned by long-term care facilities and numerous retail pharmacies. We compete in these markets on the basis of quality, price, terms, and overall cost-effectiveness, along with the clinical expertise, pharmaceutical technology and professional support we offer.

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

Our CRO Services segment reports backlog based on anticipated net revenue for services or projects, yet to be provided, that have been authorized by the customer through signed contracts, letter agreements and certain verbal commitments. Once work begins on a project, net revenue is recognized as the work is completed. Using this method of reporting backlog, at December 31, 2004, backlog was approximately $276.9 million, as compared with approximately $182.8 million at December 31, 2003. The large increase in backlog is primarily attributable to the late 2004 Clinimetrics acquisition. Backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be delayed or terminated by the customer or indirectly delayed by regulatory authorities. Moreover, the scope of work can be increased or decreased during the course of a project.

Customers

At December 31, 2004, our Pharmacy Services segment served long-term care facilities comprising approximately 1,086,000 beds in 47 states in the United States and in Canada.

Our CRO Services segment operates in 30 countries, including the United States, and serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies, as well as smaller companies in the pharmaceutical, biotechnology and medical device industries.

No single customer comprised more than 10% of consolidated revenues in 2004, 2003 or 2002.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At December 31, 2004, we had pharmacy licenses, or pending applications, for each pharmacy we operate. In addition, at

December 31, 2004, we delivered prescription products from our licensed pharmacies to two states, in which we do not operate a pharmacy. These states regulate out-of-state pharmacies, however, as a condition to the delivery of prescription products to patients in these states. Our pharmacies hold the requisite licenses applicable in these states. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

As is the case for nursing home services generally, we receive reimbursement from the Medicaid and Medicare programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers. The table below represents our approximated payor mix for the last three years:

                                               2004   2003   2002
                                               ----   ----   ----
State Medicaid programs                         48%    47%    46%
Private pay and long-term care facilities(a)    45%    45%    44%
Federal Medicare programs(b)                     2%     2%     2%
Other private sources(c)                         5%     6%     8%
                                               ---    ---    ---
   Totals                                      100%   100%   100%
                                               ===    ===    ===

(a) Includes payments from skilled nursing facilities on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

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

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind or disabled individuals or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of the Department of Health and Human Services ("HHS") for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. We have provider agreements to participate in state Medicaid programs.

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

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over, or who are disabled. The Medicare program currently consists of three parts: Medicare Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home healthcare and certain other types of healthcare services; Medicare Part B, which covers physicians' services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; and Medicare Part C, established by the Balanced Budget Act of 1997 ("BBA"), which generally allows beneficiaries to enroll in additional types of managed care programs beyond the traditional Medicare fee for service program. Part C has generally been referred to as "Medicare+Choice" and is now known as "Medicare Advantage." Many Medicare beneficiaries are being served through such Medicare Advantage organizations. In addition to the limited Medicare coverage for specified products described above, some of these payor organizations providing healthcare benefits to Medicare beneficiaries offer expanded drug coverage. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA"), enacted in December 2003, established a Medicare Part D, which will provide a new prescription drug benefit starting January 1, 2006 (discussed below).

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

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare, Medicaid and other federal healthcare programs for false claims, improper billing and other offenses.

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

PPS was implemented for cost reporting periods beginning on or after July 1, 1998. The BBA also imposed numerous other cost-saving measures affecting Medicare SNF services.

In 1999 and 2000, Congress passed legislation to mitigate the impact of the reimbursement cuts resulting from the BBA. We believe this legislation improved the financial condition of SNFs and provided incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill. While certain of the payment increases mandated by these laws expired October 1, 2002, SNFs continue to benefit from temporary rate increases for certain high-acuity patients, including medically-complex patients with generally higher pharmacy costs, pending revisions to the RUG categories. The increases will continue until the Centers for Medicare & Medicaid Services ("CMS") implements a refined RUG system that better accounts for medically-complex patients. The Secretary of HHS did not implement such refinements in fiscal years 2003, 2004 or 2005. President Bush's proposed fiscal year 2006 budget indicates that CMS intends to implement the refinements in fiscal year 2006, resulting in $1.5 billion in decreased expenditures in 2006. However, it is unclear at this time whether CMS will implement RUG refinement as described in the President's budget proposal.

As noted, certain payment increases in Medicare reimbursement for SNFs expired on October 1, 2002. The impact of these expirations on its customers has not resulted in a significant impact on Omnicare. Moreover, SNF PPS rates for fiscal years 2004 and 2005 increased 3.0% and 2.8%, respectively. In addition, rates for fiscal year 2004 were increased by an additional 3.26% to reflect cumulative forecast errors since the start of the SNF PPS on July 1, 1998. CMS estimates that these adjustments resulted in an estimated $850 million increase in Medicare payments to SNFs in fiscal year 2004. The fiscal year 2005 payment increase will result in an estimated $440 million increase in Medicare payments to SNFs and the continuation of the high-acuity patient add-on will result in an estimated additional $1 billion in payments for the same period. Nonetheless, the loss of revenues associated with future changes in SNF payment rates could, in the future, have an adverse effect on the financial condition of our SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

The MMA includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D, which goes into effect on January 1, 2006. Until the Part D benefit goes into effect, Medicare beneficiaries are able to receive assistance with their outpatient prescription drug costs through a new prescription drug discount card program, which began in June 2004, and which gives enrollees access to negotiated discounted prices for prescription drugs. PBM-Plus, Inc., an Omnicare subsidiary, was selected by CMS as an endorsed sponsor to offer a Medicare prescription drug discount card. PBM-Plus also received a special endorsement for long-term care to administer a transitional assistance benefit of $600 per year to certain qualified low-income eligible seniors not currently receiving drug benefits from the Medicare and Medicaid programs. In addition, the Long Term Care Pharmacy Alliance, LLC ("LTCPA") (of which we are a member, together with several other national institutional pharmacies) has also received the special long-term care endorsement from CMS to administer the transitional assistance benefit.

Under the new prescription drug benefit, Medicare beneficiaries will be able to enroll in prescription drug plans offered by private entities (or in a "fallback" plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which will provide coverage for prescription drugs (collectively, "Part D Plans"). Part D Plans will include both plans providing the drug benefit on a stand alone basis ("PDPs"), and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (an "MA-PD"), most commonly a health maintenance organization plan. Medicare beneficiaries generally will have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost to beneficiaries.

On January 28, 2005, CMS published the final rule to implement the Medicare Part D drug benefit. Under these regulations, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called "dual eligibles") will have their outpatient prescription drug costs covered by the new Medicare drug benefit, subject to certain limitations. Most of the nursing home residents we serve, whose drug costs are currently covered by state Medicaid programs, are dual-eligibles who will be moved to the new Medicare drug benefit. Pursuant to the MMA, CMS will provide premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. As a consequence, such dual eligibles will not be required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy. Dual eligible residents of nursing homes will be entitled to have all of their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan's formulary, or an exception to the plan's formulary is granted. CMS will review the formularies of Part D Plans and has indicated that it will require their formularies to include the types of drugs most commonly needed by Medicare beneficiaries, and that plans' formulary exceptions criteria provide for coverage of drugs determined by the plan to be medically appropriate for the enrollee. The MMA also makes available partial premium and cost-sharing subsidies for certain other classes of low-income enrollees who do not qualify for Medicaid.

Pursuant to the final rule, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We intend to negotiate such agreements with Part D Plans under which we would provide drugs and associated services to their enrollees. Until such agreements are negotiated, we will not be able to determine what changes, if any, there may be to the terms and conditions under which we provide drugs and services to Medicare beneficiaries who become enrollees of Part D Plans.

CMS will be issuing subregulatory guidance on many aspects of the final rule throughout 2005 as the new program is implemented. Additionally, the Secretary of HHS is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and among other things, make recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to Medicare beneficiaries in nursing facilities is consistent with existing patient safety and quality of care standards. The results of this study are due to be reported to Congress by June 2005. We are continuing to review the final Part D regulations and relevant subregulatory guidance and cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business or results of operations.

The MMA does not alter the federal reimbursement scheme for residents of SNFs whose stay at the facility is covered under Medicare Part A's PPS. Accordingly, Medicare's fixed per diem payments to SNFs under PPS continue to include a portion attributable to the expected cost of drugs provided to such residents, and we will continue to receive reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements we have negotiated with each SNF.

The MMA also reforms the Medicare Part B prescription drug payment methodology. With certain exceptions, in 2004 most Part B drugs were reimbursed at 85 percent of the April 1, 2003 average wholesale price. In 2005, Medicare Part B payment generally equals 106 percent of the lesser of (i) the wholesale acquisition cost of the product, or (ii) the average sales price ("ASP") of the product, with certain exceptions and adjustments. More significant reforms are planned for 2006, when most drugs will be reimbursed under either an ASP methodology or under a "competitive acquisition program." The Company's revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA's legislative reforms or future Medicare reform legislation ultimately will have on us.

Discounted average wholesale price ("AWP") plus a dispensing fee is the basis for many state Medicaid programs' reimbursement of drugs to pharmacy providers for Medicaid beneficiaries generally as well as under certain private reimbursement programs. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, it could adversely affect the Company's level of reimbursement.

With respect to Medicaid, the BBA repealed the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid NFs effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including NFs and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Moreover, no assurances can be given that additional Medicaid programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. Our operations have not been adversely affected in states with managed care programs in effect. In addition, some states, continue to face budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs. Likewise, the federal government may consider changes to Medicaid designed to rein in program spending. There can be no assurance that future changes in Medicaid payments to pharmacies, NFs or managed care systems will not have an adverse impact on our business.

Contract Research Organization Services. The clinical services performed by our CRO Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data produced as a result of these services.

The industry standard for conducting clinical testing is embodied in the good clinical practice ("GCP") and Investigational New Drugs ("IND") regulations administered by the FDA. Research conducted at institutions supported by funds from the National Institutes of Health ("NIH") must also comply with multiple project assurance agreements and guidelines administered by NIH and the HHS Office of Research Protection. The requirements for facilities engaging in pharmaceutical, clinical trial, supply preparation, labeling and distribution are set forth in the good manufacturing practices ("GMP") regulations and in GCP guidelines. The United States and European Union ("EU") also recognize the Guidelines for Good Clinical Practice adopted by the International Conference on Harmonisation ("ICH"). GCP, IND and GMP regulations, and ICH guidelines, have been mandated by the FDA and the European Medicines Evaluation Agency (the "EMEA") and have been adopted by similar regulatory authorities in other countries. GCP, IND and GMP regulations, and ICH guidelines, stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standard operating procedures ("SOPs") are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, our CRO Services has a worldwide staff of experienced quality assurance professionals who monitor ongoing compliance with these regulations and guidelines by auditing study data and conducting regular inspections of testing procedures and facilities. The FDA and other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with GCP and IND provisions. These provisions include:

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

CRO Services' SOPs related to clinical studies are written in accordance with regulations and guidelines appropriate to a global standard with regional variations in the regions where they will be used, thus helping to ensure compliance with GCP. CRO Services also generally complies with a reasonable interpretation of the ICH Guideline for Good Clinical Practice, EU GCP regulations and U.S. GCP regulations for North America. In addition, we believe that our CRO Services are in compliance with the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and our CRO Services employees have been trained to comply with this legislation.

Although we believe that we are in compliance in all material respects with federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Health Information Practices. The Company, along with the healthcare industry in general, is impacted by HIPAA, which mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to enhance the efficiency and simplify the administration of the healthcare system. In addition, HIPAA requires HHS to adopt standards for electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement. While HIPAA ultimately is designed to reduce administrative expenses within the healthcare system, the law has resulted in some costly changes for the industry. Compliance with the Electronic Healthcare Transactions and Code Sets was required in 2003. On February 27, 2004, CMS instructed Medicare carriers and fiscal intermediaries that, as of July 6, 2004, HIPAA non-compliant claims may be paid no earlier than 27 days after receipt, while HIPAA compliant claims are eligible for payment 14 days from receipt. The Company is fully compliant with all HIPAA-related electronic transactions, and is not experiencing any HIPAA-related claims processing problems. Most health plans and healthcare providers such as the Company were required to comply with the HIPAA privacy standards by April 14, 2003. The Company adheres to the relevant organizational structure provisions of HIPAA's privacy regulation in order that the Company's business units and divisions may permissibly use and disclose protected health information with each other. Omnicare's Employee Retirement Income Security Act health benefit plans are HIPAA covered entities. As required by the statute, Omnicare has appointed privacy and security officers. The privacy regulations require healthcare providers like Omnicare, to provide a notice describing patient's privacy rights and our privacy practices to all of the patients to whom we provide healthcare products or services. In addition to HIPAA, the Company works to ensure that it adheres to state privacy laws and other state privacy requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA. In February 2003, HHS published standards for the security of electronic health information. The Company is prepared to comply with the requirements of the security standards no later than April 20, 2005. In addition, in January 2004, CMS published a rule announcing the adoption of the National Provider Identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. The Company is prepared to make application for these identifiers in accordance with the rule which is effective May 23, 2005, with a compliance date of May 23, 2007.

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

Environmental Matters

In operating our facilities, historically we have not encountered any major difficulties in effecting compliance with applicable pollution control laws. No material capital expenditures for environmental control facilities are expected. While we cannot predict the effect which any future legislation, regulations or interpretations may have upon our operations, we do not anticipate any changes that would have a material adverse impact to Omnicare.

Employees

At December 31, 2004, we employed approximately 12,900 persons (including approximately 4,000 part-time employees), of which approximately 12,400 are located within, and approximately 500 outside of, the United States.

Available Information

We make available free of charge on or through our Corporate Web site, at www.omnicare.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission ("SEC"). Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC's Web site at www.sec.gov.
                  -----------

We also post on our corporate website the following corporate governance documents and committee charters:

     o    Corporate Governance Guidelines

     o    Code of Business Conduct and Ethics

     o    Code of Ethics for CEO and Senior Financial Officers

     o    Audit Committee Charter

     o    Compensation and Incentive Committee Charter

     o    Executive Committee Charter

     o    Nominating and Governance Committee Charter

Copies of these documents are also available in print to any stockholder who requests them by writing our Corporate Secretary at:

          Omnicare, Inc.
          1600 RiverCenter II
          100 East RiverCenter Boulevard
          Covington, Kentucky 41011

ITEM 2 - PROPERTIES

We have offices, distribution centers and other key operating facilities in various locations in and outside the United States. As of December 31, 2004, we operated a total of 224 facilities, five of which we owned. A list of the 66 more significant facilities, defined as having at least 15,000 square feet ("sq. ft."), we operated as of December 31, 2004 follows, grouped by reporting segment and summarized by geographic location. The owned properties are held in fee and are not subject to any material encumbrance. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

                                                             Owned               Leased Area
                                                             Area      ------------------------------
           Location                       Type             (sq. ft.)   (sq. ft.)     Expiration Date
-----------------------------   ------------------------   ---------   ---------   ------------------
Pharmacy Services:

Livonia, Michigan               Offices and Distribution        --       50,438    May 31, 2007
                                         Center

Des Plaines, Illinois           Offices and Distribution        --       47,971    May 31, 2008
                                         Center

Perrysburg, Ohio                Offices and Distribution    44,000           --           --
                                         Center

Indianapolis, Indiana                   Warehouse               --       42,651    March 30, 2007

Milwaukee, Wisconsin            Offices and Distribution        --       41,816    March 31, 2009
                                         Center

Indianapolis, Indiana           Offices and Distribution        --       39,740    May 1, 2014
                                         Center

Kirkland, Washington            Offices and Distribution        --       38,689    July 31, 2008
                                         Center

Cheshire, Connecticut           Offices and Distribution        --       38,400    June 30, 2010
                                         Center

Florissant, Missouri            Offices and Distribution    38,014           --           --
                                         Center

Louisville, Kentucky            Offices and Distribution        --       37,400    April 30, 2008
                                         Center

Kansas City, Missouri           Offices and Distribution        --       36,048    December 31, 2009
                                         Center

Toledo, Ohio                    Distribution Center             --       36,039    July 31, 2007

                                                             Owned               Leased Area
                                                             Area      ------------------------------
           Location                       Type             (sq. ft.)   (sq. ft.)     Expiration Date
-----------------------------   ------------------------   ---------   ---------   ------------------
Eastlake, Ohio                  Offices and Distribution        --       35,066    January 31, 2006
                                         Center

Glasgow, Kentucky               Offices and Distribution    33,070           --           --
                                         Center

Hunt Valley, Maryland           Offices and Distribution        --       30,600    January 31, 2007
                                         Center

Decatur, Illinois               Offices and Distribution        --       29,998    October 30, 2014
                                         Center

Blue Ash, Ohio                          Warehouse               --       29,139    December 31, 2008

Rockford, Illinois              Offices and Distribution        --       29,100    November 30, 2009
                                         Center

Salt Lake City, Utah            Offices and Distribution        --       28,400    January 31, 2009
                                         Center

Crystal, Minnesota              Offices and Distribution        --       28,255    January 31, 2008
                                         Center

Portland, Oregon                Offices and Distribution        --       28,150    April 30, 2008
                                         Center

San Diego, California           Offices and Distribution        --       27,000    June 30, 2006
                                         Center

Des Plaines, Illinois           Offices and Distribution        --       26,673    May 31, 2008
                                         Center

Plainview, New York             Offices and Distribution        --       25,500    June 30, 2005
                                         Center

Englewood, Ohio                 Offices and Distribution        --       25,000    January 31, 2009
                                         Center

Sharon, Pennsylvania            Offices and Distribution        --       24,619    March 31, 2009
                                         Center

Milford, Ohio                   Offices and Distribution        --       24,450    December 31, 2007
                                         Center

                                                             Owned               Leased Area
                                                             Area      ------------------------------
           Location                       Type             (sq. ft.)   (sq. ft.)     Expiration Date
-----------------------------   ------------------------   ---------   ---------   ------------------
Chestnut Ridge, New York        Offices and Distribution        --       24,429    May 31, 2009
                                         Center

Cincinnati, Ohio                Offices and Distribution        --       24,375    September 30, 2009
                                         Center

Oklahoma City, Oklahoma         Offices and Distribution        --       24,000    Month-to-Month
                                         Center

Hickory, North Carolina         Offices and Distribution    24,000           --            --
                                         Center

Griffith, Indiana               Offices and Distribution        --       23,600    April 1, 2012
                                         Center

Wadsworth, Ohio                 Offices and Distribution        --       22,960    June 30, 2006
                                         Center

Pittsburgh, Pennsylvania        Offices and Distribution        --       22,677    January 31, 2009
                                         Center

Reno, Nevada                    Offices and Distribution        --       22,593    June 30, 2008
                                         Center

Londondery, New Hampshire       Offices and Distribution        --       22,400    May 31, 2011
                                         Center

Mentor, Ohio                    Offices and Distribution        --       22,364    August 1, 2007
                                         Center

Dublin, Ohio                             Offices                --       21,468    January 31, 2009

Malta, New York                 Offices and Distribution        --       20,930    September 30, 2005
                                         Center

Los Angeles, California         Offices and Distribution        --       20,408    January 31, 2009
                                         Center

Springfield, Missouri           Offices and Distribution        --       20,350    June 30, 2006
                                         Center

Bucks City, Pennsylvania        Offices and Distribution        --       20,000    September 30, 2009
                                         Center

Greensburg, Pennsylvania        Offices and Distribution        --       20,000    February 3, 2006
                                         Center

                                                             Owned               Leased Area
                                                             Area      ------------------------------
           Location                       Type             (sq. ft.)   (sq. ft.)     Expiration Date
-----------------------------   ------------------------   ---------   ---------   ------------------
Henderson, Kentucky             Offices and Distribution        --       20,000    December 31, 2007
                                         Center

St. Petersburg, Florida         Offices and Distribution        --       19,835    April 30, 2007
                                         Center

Spartanburg, South Carolina     Offices and Distribution     9,500       10,000    Month-to-Month
                                         Center

Longwood, Florida               Offices and Distribution        --       19,200    September 30, 2007
                                         Center

Rochester, New York             Offices and Distribution        --       18,675    June 30, 2006
                                         Center

Boca Raton, Florida             Offices and Distribution        --       18,661    December 31, 2007
                                         Center

Springfield, Ohio               Offices and Distribution        --       18,000    Month-to-Month
                                         Center

Peabody, Massachusetts          Offices and Distribution        --       17,500    April 30, 2007
                                         Center

Naperville, Illinois                     Offices                --       17,400    Month-to-Month

Mesa, Arizona                   Offices and Distribution        --       16,512    March 31, 2007
                                         Center

Redlands, California            Offices and Distribution        --       16,492    July 31, 2005
                                         Center

Pompton Plains, New Jersey      Offices and Distribution        --       16,041    August 5, 2005
                                         Center

Mason, Ohio                     Offices and Distribution        --       15,892    October 31, 2009
                                         Center

Allentown, Pennsylvania         Offices and Distribution        --       15,475    March 31, 2006
                                         Center

Hayward, California             Offices and Distribution        --       15,100    August 1, 2005
                                         Center

                                                             Owned               Leased Area
                                                             Area      ------------------------------
           Location                       Type             (sq. ft.)   (sq. ft.)     Expiration Date
-----------------------------   ------------------------   ---------   ---------   ------------------
West Boylston, Massachusetts    Offices and Distribution        --       15,000     August 31, 2005
                                         Center

West Seneca, New York           Offices and Distribution        --       15,000    September 1, 2006
                                         Center

CRO Services:

King of Prussia, Pennsylvania            Offices                --      150,000       July 31, 2010

San Jose, California                     Offices                --       59,316    October 14, 2010

Troy, New York                           Offices                --       28,569      March 31, 2005

Cologne, Germany                         Offices                --       25,155       June 30, 2005

Chippenham, United Kingdom               Offices                --       22,800       June 23, 2016


Corporate:

Covington, Kentucky                      Offices                --       92,585    February 28, 2016

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal or governmental proceedings to which we are a party to which any of our property is subject that we believe will have a material adverse effect on the Company's consolidated financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of February 28, 2005 are as follows:

                                                            First Elected to
         Name           Age            Office(1)             Present Office
         ----           ---   ---------------------------   ----------------
Joel F. Gemunder         65   President and                 May 20, 1981
                              Chief Executive Officer(2)

Patrick E. Keefe         59   Executive Vice                February 5, 1997
                              President - Operations

Timothy E. Bien          54   Senior Vice President -       May 20, 1996
                              Professional Services
                              and Purchasing

David W. Froesel, Jr.    53   Senior Vice President         March 4, 1996
                              and Chief Financial Officer

Cheryl D. Hodges         53   Senior Vice President         February 8, 1994
                              and Secretary

Kirk M. Pompeo           48   Senior Vice President, Sales  April 7, 2004
                              and Marketing(3)

(1) Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.
(2) Mr. Gemunder was appointed Chief Executive Officer of the Company on May 21, 2001, having served as the President and a principal executive officer of the Company since 1981.

(3) Mr. Pompeo was appointed Senior Vice President-Sales and Marketing on April 7, 2004. From April 2003 until April 2004, Mr. Pompeo served as Senior Vice President-Sales and Marketing of NeighborCare, Inc. (an institutional pharmacy provider). Prior to that time, Mr. Pompeo served as Senior Vice President-Sales and Marketing of Integrated Health Services, Inc. (a diversified health services provider of post-acute medical and rehabilitative services) from 1997 until April 2003.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2004 and 2003.

                       2004              2003
                 ---------------   ---------------
                  High      Low     High      Low
                 ------   ------   ------   ------
First Quarter    $47.07   $40.87   $27.21   $23.46
Second Quarter   $44.43   $38.42   $33.79   $25.03
Third Quarter    $41.63   $26.61   $36.62   $32.89
Fourth Quarter   $34.80   $27.10   $41.68   $35.73

The number of holders of record of our Common Stock on January 31, 2005 was 2,410. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

On February 23, 2005, the Board of Directors approved a quarterly cash dividend of $0.0225, for an indicated annual rate of $0.09 per common share for 2005, which is consistent with annual dividends paid per common share for the 2004 and 2003 years. It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.

Stock Repurchases

A summary of the Company's repurchases of Omnicare, Inc. common stock during the quarter ended December 31, 2004 is as follows (in thousands, except per share data):

                                                          Total Number of         Maximum Number (or
                                                        Shares Purchased as   Approximate Dollar Value)
                         Total Number   Average Price     Part of Publicly     of Shares that Must Yet
                          of Shares       Paid per       Announced Plans or     Be Purchased Under the
Period                  Purchased (a)       Share             Programs            Plans or Programs
------                  -------------   -------------   -------------------   -------------------------
October 1 - 31, 2004           1            $28.91               --                       --
November 1 - 30, 2004          1             30.47               --                       --
December 1 - 31, 2004         --                --               --                       --
                             ---                                ---                      ---
Total                          2            $30.06               --                       --
                             ===            ======              ===                      ===

(a) During the fourth quarter of 2004, the Company purchased 2 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6 - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which should be read in conjunction with our Consolidated Financial Statements and related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Items 8 and 7, respectively, of this Filing.

Five-Year Summary of Selected Financial Data
Omnicare, Inc. and Subsidiary Companies
(In thousands, except per share data)

                                                              For the years ended and at December 31,
                                                     2004          2003          2002        2001        2000
                                                  ----------    ----------    ----------  ----------  ----------
INCOME STATEMENT DATA:(a)(b)(c)
Total net sales (d)                               $4,119,891    $3,499,174    $2,632,754  $2,183,036  $1,987,839
                                                  ==========    ==========    ==========  ==========  ==========
Net income                                        $  236,011    $  194,368    $  125,906  $   74,271  $   48,817
                                                  ==========    ==========    ==========  ==========  ==========
Earnings per share data:
   Basic                                          $     2.29    $     1.97    $     1.34  $    0.80   $     0.53
                                                  ==========    ==========    ==========  ==========  ==========
   Diluted                                        $     2.17(e) $     1.89(e) $     1.33  $    0.79   $     0.53
                                                  ==========    ==========    ==========  ==========  ==========
   Dividends per share                            $     0.09    $     0.09    $     0.09  $    0.09   $     0.09
                                                  ==========    ==========    ==========  ==========  ==========
   Weighted average number of
     common shares outstanding:
       Basic                                         103,238        98,800        94,168      93,124      92,012
                                                  ==========    ==========    ==========  ==========  ==========
       Diluted                                       112,819(e)    107,896(e)     94,905      93,758      92,012
                                                  ==========    ==========    ==========  ==========  ==========
   BALANCE SHEET DATA:(a)
   Cash and cash equivalents, plus
       restricted cash                            $   84,431    $  188,127    $  141,083  $  171,318  $  113,907
   Working capital (current assets less
       current liabilities)                        1,082,297       920,328       704,908     658,321     560,729
   Total assets                                    3,899,181     3,395,021     2,427,585   2,290,276   2,210,218
   Long-term debt (excluding current portion)(f)   1,234,067     1,082,677       720,187     750,669     780,706
   Stockholders' equity(f)                         1,927,108     1,676,024     1,275,062   1,149,783   1,068,423

   OTHER FINANCIAL DATA:(a)
   Net cash flows from operating activities       $  168,858    $  174,066    $  150,719  $  155,878  $  127,397
   EBITDA(g)                                         498,732       440,603       301,849     247,564     204,660
   Net cash flows from investing activities         (415,973)     (678,049)     (152,383)    (46,802)    (76,116)
   Capital expenditures(h)                            17,926        17,115        24,648      26,222      32,423
   Net cash flows from financing activities          144,442       549,902       (29,576)    (52,346)    (36,473)

See the related notes to Five-Year Summary of Selected Financial Data on the following pages.

(a) Omnicare, Inc. ("Omnicare" or the "Company") has had an active acquisition program in effect since 1989. See Note 2 of the Notes to Consolidated Financial Statements for additional information concerning acquisitions which can impact the comparability of our results.

(b) The following aftertax charges are included in net income for the years ended December 31 (in thousands, except per share data):

                                               2004    2003        2002        2001        2000
                                               ----   ------     -------     -------     -------
   Call premium and write-off of unamortized
      debt issuance costs                      $--    $7,853(1)  $    --     $    --     $    --
   Restructuring and other related charges      --        --      14,381(2)   11,374      17,135
   Other Expense                                --        --          --       2,987(3)       --
                                               ----   ------     -------     -------     -------
   Total                                       $--    $7,853     $14,381     $14,361     $17,135
                                               ====   ======     =======     =======     =======

(1)  See Note 7 of the Notes to Consolidated Financial Statements.

(2)  See Note 12 of the Notes to Consolidated Financial Statements.

(3) Represents items totaling $1,817 pretax ($1,127 aftertax, or $0.01 per diluted share) and $3,000 pretax ($1,860 aftertax, or $0.02 per diluted share). The $1,817 special charge represents a repayment to the Medicare program of overpayments made to one of the Company's pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration (now known as the Centers for Medicare & Medicaid Services) for review and determination of the amount of overpayment. The $3,000 special charge represents a settlement during June 2001 of certain contractual issues with a customer, which issues and amount relate to prior-year periods.

(c) In accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), Omnicare discontinued amortization of goodwill as of January 1, 2002. Accordingly, no goodwill amortization was recorded during the years ended December 31, 2004, 2003 and 2002. The following aftertax goodwill amortization expense amounts are included in net income for the years ended December 31 (in thousands):

                                          2004   2003   2002     2001      2000
                                          ----   ----   ----   -------   -------
Goodwill amortization                      $--    $--    $--   $20,583   $20,582
                                           ===    ===    ===   =======   =======

(d) In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" ("EITF No. 01-14"), Omnicare has recorded reimbursements received for "out-of-pocket" expenses on a grossed-up basis in the income statement as revenues and direct costs. EITF No. 01-14 relates solely to the Company's contract research services business.

(e) In connection with the adoption of EITF No. 04-8 in the fourth quarter of 2004, the Company restated previously reported diluted earnings per share and the diluted weighted average number of common shares outstanding for all periods since the second quarter of 2003, the period the 4.00% junior subordinated convertible debentures were outstanding. See further discussion in Note 1 and Note 11 of the Notes to Consolidated Financial Statements for additional information.

(f) In 2003, the Company completed a refinancing plan in which it raised $1,033.6 million. See Note 7 of the Notes to Consolidated Financial Statements for further information on these transactions.

(g) "EBITDA" represents earnings before interest (net of investment income), income taxes, depreciation and amortization. The Company believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt, which is also the primary purpose for which management uses this financial measure. However, EBITDA does not represent net cash flows from operating activities, as defined by United States Generally Accepted Accounting Principles ("U.S. GAAP"), and should not be considered as a substitute for operating cash flows as a measure of liquidity. Omnicare's calculation of EBITDA may differ from the calculation of EBITDA by others. The following is a reconciliation of EBITDA to net cash flow from operating activities for the years ended December 31 (in thousands):

                                              2004        2003       2002       2001       2000
                                           ---------   ---------   --------   --------   --------
EBITDA                                     $ 498,732   $ 440,603   $301,849   $247,564   $204,660
Subtract:
Interest expense, net of
   investment income                         (67,237)    (77,134)   (53,535)   (53,709)   (53,164)
Income taxes                                (139,188)   (116,081)   (77,145)   (45,514)   (28,706)
Changes in assets and liabilities,
   net of effects from acquisition
   of businesses                            (226,715)   (165,442)   (76,101)   (38,069)   (48,693)
Add:
Provision for doubtful accounts               45,112      44,680     31,163     25,490     26,729
Deferred tax provision                        58,154      43,685     15,428     17,305     19,767
Write-off of debt issuance costs                  --       3,755         --         --         --
Non-cash portion of restructuring
   charges                                        --          --      9,060      2,811      6,804
                                           ---------   ---------   --------   --------   --------
Net cash flows from operating activities   $ 168,858   $ 174,066   $150,719   $155,878   $127,397
                                           =========   =========   ========   ========   ========

(h) Primarily represents the purchase of computer equipment and software, machinery and equipment, and furniture, fixtures and leasehold improvements.

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

Overview of 2004
--------------------------------------------------------------------------------

Omnicare, Inc. ("Omnicare" or the "Company") is a leading provider of pharmaceutical care for the elderly. Omnicare primarily serves residents in long-term care facilities comprising approximately 1,086,000 beds in 47 states in the United States and in Canada at December 31, 2004, making it the nation's largest provider of professional pharmacy, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services. Omnicare also provides clinical research services for the pharmaceutical and biotechnology industries in 30 countries worldwide.

A summary of the key operating results for the years ended December 31, 2004 and 2003 follows (in thousands, except per share amounts):

                                         Year Ended December 31,
                                            2004         2003
                                         ----------   ----------
Consolidated:
------------
Total Net Sales                          $4,119,891   $3,499,174
                                         ==========   ==========
Net Income                               $  236,011   $  194,368
                                         ==========   ==========
Diluted Earnings Per Share ("EPS") (a)   $     2.17   $     1.89
                                         ==========   ==========

Sales and profitability results are discussed at the "Pharmacy Services Segment" and "CRO Services Segment" captions below.


(a) In 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board adopted Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF No. 04-8") which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the "if-converted" accounting method, regardless of whether the market price trigger has been met. Under that method, the 4.00% junior subordinated convertible debentures ("4.00% Convertible Debentures") are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the 4.00% Convertible Debentures is added back to net income. Diluted earnings per common share amounts have been restated for 2003 to give effect to the application of EITF No. 04-8 as it relates to the Company's 4.00% Convertible Debentures issued in the second quarter of 2003. The effect of Omnicare's adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.04 for the year ended December 31, 2003.

                             Year Ended December 31,
                             -----------------------
                                2004         2003
                             ----------   ----------
Pharmacy Services Segment:
-------------------------
Net Sales                    $3,983,641   $3,345,301
                             ==========   ==========
Operating Income             $  478,232   $  412,986
                             ==========   ==========

For the Pharmacy Services Segment, despite the challenges presented by competitive pricing and governmental reimbursement pressures, the year 2004 was one of growth and development, owing largely to the success of its acquisition and integration model. The Company essentially completed the integration of its prior-period acquisitions and undertook the integration of current-year acquisitions. The integration plan for these acquisitions included the realization of economies of scale and cost synergies in purchasing of pharmaceuticals and in consolidation of overlapping geographic locations and redundant functions. Sales growth in Omnicare's existing pharmacy operations also served to further leverage its cost structure. In addition to the benefits of economies of scale generated by these growth programs, the Company also instituted other cost-saving initiatives designed to respond to pricing and reimbursement pressures and to improve the overall cost-efficiency of its operations.

Contributing in large measure to the increase in sales for the full year ended December 31, 2004 was the impact of the Company's acquisition programs, which included 19 acquisitions during the year. The total increase in 2004 sales as a result of these transactions is estimated at approximately $240 million. Additionally, sales increased for the full year ended December 31, 2004, as compared to the prior year period, due to the acquisition of SunScript in July 2003. Further, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. The increased operating income was primarily the result of increased sales, ongoing benefits of the Company's acquisition integration efforts and productivity initiatives throughout the Pharmacy Services segment. These factors, favorably affecting sales and operating income, were partially offset by intensified price competition, Medicaid reimbursement pressures, a special charge of $7.4 million (lowering gross profit by approximately $2.7 million and increasing operating expenses by $4.7 million, as further described below), and a continued shift in the Company's payor mix toward lower-margin Medicaid business during 2004. Operating income was also affected by the initial impact of the lower-margin acquisitions recently completed, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale.

                        Year Ended December 31,
                        -----------------------
                            2004       2003
                          --------   --------
CRO Services Segment:
--------------------
Net Sales                 $136,250   $153,873
                          ========   ========
Operating Income          $ 13,005   $ 12,562
                          ========   ========

Revenues in the CRO Service Segment were lower for the year ended December 31, 2004 than in the same period of 2003 due primarily to client-driven cancellations or delays in the commencement or continuation of certain projects. Backlog at December 31, 2004 was approximately $94 million higher than at December 31, 2003, largely related to the Clinimetrics acquisition in late 2004. Operating income for the full year ended December 31, 2004 was higher than the prior year despite lower revenues. The improvement in operating income is attributable primarily to productivity improvements and cost reduction efforts during the year ended December 31, 2004.


For a discussion regarding the Company's outlook, please see the Outlook section of the MD&A.


Financial Condition, Liquidity and Capital Resources
-------------------------------------------------------------------------------

Net cash flows from operating activities for the year ended December 31, 2004 were $168.9 million, compared with $174.1 million for the same period of 2003. Operating cash flows during the year ended December 31, 2004 were unfavorably impacted by a one-time deposit of $44.0 million made during the first quarter of 2004, owing to a change in payment terms under the Company's new contract with its drug wholesaler. In addition, in the fourth quarter of 2004, another broad-based slowdown in Medicaid reimbursement from the State of Illinois, unfavorably impacted cash flow by approximately $27 million. Furthermore, cash flow for the full years 2004 and 2003 was unfavorably impacted by the reduction in an acquired company's payable to its previous drug wholesaler for approximately $18 million and $15 million, respectively. Operating cash flows, as well as borrowings on the line of credit facilities, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends. During 2004, the Company's investing activities included 19 acquisitions in its institutional pharmacy business and one in its CRO business, which although not individually significant, aggregated approximately $399 million as compared with approximately $663 million in 2003, including amounts payable pursuant to acquisition agreements relating to prior year acquisitions. Net borrowings on the Company credit facility totaled $170.0 million in the year ended December 31, 2004 and were primarily used for payments relating to the acquisition of businesses. The Company also paid $20.5 million on the term A loan in 2004. At December 31, 2004, outstanding revolving credit borrowings were $170.0 million and the balance on the term A loan was $135.4 million.

Results of Operations
---------------------

The following summary table presents consolidated net sales and results of operations for Omnicare for each of the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts). In accordance with the SEC's release entitled "Conditions for Use of Non-GAAP Financial Measures," the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. GAAP.

                                              For the years ended December 31,
                                            ------------------------------------
                                               2004         2003         2002
                                            ----------   ----------   ----------
Total net sales                             $4,119,891   $3,499,174   $2,632,754
                                            ==========   ==========   ==========
Net income                                  $  236,011   $  194,368   $  125,906
                                            ==========   ==========   ==========
Earnings per share:
   Basic                                    $     2.29   $     1.97   $     1.34
                                            ==========   ==========   ==========
   Diluted                                  $     2.17   $     1.89   $     1.33
                                            ==========   ==========   ==========

EBITDA(a)                                   $  498,732   $  440,603   $  301,849
                                            ==========   ==========   ==========

(a)"EBITDA" represents earnings before interest (net of investment income), income taxes, depreciation and amortization. The Company believes that certain investors find EBITDA to be a useful tool for measuring a company's ability to service its debt, which is also the primary purpose for which management uses this financial measure. However, EBITDA does not represent net cash flows from operating activities, as defined by United States (U.S.) GAAP, and should not be considered as a substitute for operating cash flows as a measure of liquidity. The Company's calculation of EBITDA may differ from the calculation of EBITDA by others. See Five-Year Summary of Selected Financial Data for a reconciliation of EBITDA to net cash flows from operating activities at Item 6 of this Report.

2004 vs. 2003
--------------------------------------------------------------------------------

Consolidated
------------

Total net sales for 2004 increased to $4,119.9 million from $3,499.2 million in 2003. Diluted earnings per share were $2.17 for the year ended December 31, 2004 versus $1.89 in 2003. Net income for 2004 was $236.0 million versus $194.4 million in 2003. EBITDA for 2004 totaled $498.7 million in comparison with $440.6 million for 2003.

Included in 2004 was a special charge totaling $7.4 million pretax ($4.6 million aftertax or $0.04 per diluted share) in connection with certain state Medicaid audits related to prior periods, lowering gross profit by approximately $2.7 million and increasing operating expenses by approximately $4.7 million.

Included in 2003 interest expense was a charge of $12.7 million pretax ($7.9 million aftertax, or $0.07 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company's early redemption of its 5.0%, $345.0 million convertible subordinated debentures as further described at the "Financial Condition, Liquidity and Capital Resources" caption below.

Pharmacy Services Segment

Omnicare's Pharmacy Services segment recorded sales of $3,983.6 million for the year ended December 31, 2004, exceeding the 2003 amount of $3,345.3 million by $638.3 million, or 19.1%. At December 31, 2004, Omnicare served long-term care facilities comprising approximately 1,086,000 beds as compared with approximately 1,003,000 beds served at December 31, 2003. Contributing in large measure to the growth in Pharmacy Services was the completion of 19 acquisitions in 2004, which individually were not significant but added approximately $240 million to 2004 sales in the aggregate, as well as the acquisition of SunScript in July 2003. Additionally, Pharmacy Services sales increased due to the continued implementation and expansion of the Company's clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. The Company estimates that drug price inflation for its highest dollar volume products in 2004 was approximately 5%. These factors were partially offset by continued intensified competitive pricing pressures, Medicaid reimbursement reductions, including overall reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs, and a continued shift in its payor mix toward lower-margin Medicaid business. Also impacting the 2004 results was the increased use of generic drugs and a special charge during 2004 in connection with certain state Medicaid audits related to prior periods, which lowered sales by approximately $2.7 million. While the Company is focused on reducing the impact of competitive pricing and governmental reimbursement issues, there can be no assurance that such issues will not continue to impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $478.2 million in 2004, a $65.2 million improvement as compared with the $413.0 million earned in 2003. As a percentage of the segment's sales, operating income was 12.0% in 2004, compared with 12.3% in 2003. The increased operating income was primarily the result of increased sales and the overall synergies from the integration of the aforementioned 2004 acquisitions, the NCS Healthcare ("NCS") business and, to a lesser extent, the SunScript acquisition, as well as productivity initiatives throughout the Pharmacy Services segment. Although operating margins are initially unfavorably impacted by the addition of lower-margin businesses when acquired, the integration efforts result in drug purchasing improvements, consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company's operating cost structure. Partially offsetting the improved operating income in 2004 was the intensified competitive pricing and Medicaid reimbursement pressures, the previously discussed special charge during the third and fourth quarters of 2004, which lowered operating income by approximately $7.4 million, the initial impact of recently completed acquisitions on margins, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale, and a continued shift in payor mix toward lower-margin Medicaid business.

On July 15, 2003, Omnicare acquired the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $83 million. Up to an additional $15.0 million may become payable post-closing in 2005, subject to adjustment.

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

CRO Services Segment

Like others in the contract research ("CRO") industry, the performance of the Company's CRO business reflects the somewhat volatile nature of this business given the numerous variables outside the Company's control. The softness in revenues in 2004 was attributable to several client-driven cancellations or delays in the commencement or continuation of certain projects.

Omnicare's CRO Services segment recorded revenues of $136.3 million for the year ended December 31, 2004, which were $17.6 million, or 11.4%, lower than the $153.9 million recorded in the same period in 2003. In accordance with EITF Issue No. 01-14, the Company included $18.7 million and $24.8 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2004 and 2003, respectively. Revenues for 2004 were lower than in 2003 largely due to the impact of client-driven cancellations or delays in the commencement or continuation of certain projects, and a reduction in reimbursable out-of-pockets of $6.1 million under EITF No. 01-14.

Operating income in the CRO Services segment was $13.0 million in 2004 compared with $12.6 million in 2003. As a percentage of the segment's revenue, operating income was 9.5% in 2004 compared with 8.2% in 2003. Operating income, while benefiting from productivity improvements and cost reduction efforts, was unfavorably impacted primarily by the lower revenues during 2004. Backlog at December 31, 2004 of $276.9 million was $94.1 million greater than the December 31, 2003 backlog of $182.8 million, primarily driven by the late 2004 Clinimetrics acquisition.

Consolidated

The Company's consolidated gross profit of $1,030.4 million increased $132.8 million in 2004 from the prior-year amount of $897.6 million. Gross profit as a percentage of total net sales of 25.0% in the year ended December 31, 2004, was slightly lower than the 25.7% experienced during 2003. Positively impacting overall gross profit margin were the Company's purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the NCS business and, to a lesser extent, the SunScript business and other acquisitions along with the benefits realized from the Company's formulary compliance program, as well as the increased use of generic drugs. These favorable factors were more than offset by the intensified pricing and Medicaid reimbursement pressures, the previously discussed special charge during 2004, which lowered gross profit by approximately $2.7 million, the initial impact of the lower-margin acquisitions completed in 2004, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale, and a continued shift in the Company's payor mix toward Medicaid during the latter part of 2004. Also unfavorably impacting gross profit as a percentage of total net sales was the further market penetration of newer branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins.

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

Government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation. In order to enhance its gross profit margins, the Company strategically allocates its resources to those activities that will increase internal sales growth and favorably impact sales mix or will lower costs. In addition, through the ongoing development of its pharmaceutical purchasing programs, the Company is able to obtain volume discounts and thereby manage its pharmaceutical costs.

Omnicare's selling, general and administrative ("operating") expenses for the year ended December 31, 2004 of $587.9 million were higher than the 2003 amount of $510.0 million by $77.9 million, due primarily to the overall growth of the business, including the aforementioned completion of several acquisitions in 2004, which individually were not significant. Operating expenses as a percentage of total net sales, however, totaled 14.3% in 2004, representing a decrease from the 14.6% experienced in 2003. This decrease was primarily due to the realization of synergies from the NCS and SunScript acquisitions, and the leveraging of fixed and variable overhead costs over a larger sales base in 2004 than that which existed in 2003. Operating expenses for the year ended December 31, 2004 also included the previously discussed special charges, which increased operating expenses by approximately $4.7 million, as well as expenses relating to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") which approximated $5 million. Management anticipates such costs associated with its efforts to maintain compliance with Section 404 continuing in 2005, and beyond.

Investment income for the year ended December 31, 2004 of $3.2 million was lower than the $4.2 million earned in the 2003 year. Lower average invested cash balances during 2004 as compared with 2003 was the primary driver for the decrease in investment income.

Interest expense for the year ended December 31, 2004 of $70.4 million was lower than the $81.3 million in the 2003 year primarily relating to the inclusion in 2003 results of the previously mentioned call premium and write-off of the unamortized debt issuance costs relating to the Company's early redemption and retirement of its $345 million aggregate principal amount of 5.0% convertible subordinated debentures totaling $12.7 million pretax ($7.9 million aftertax, or $0.07 per diluted share).

The effective income tax rate was 37.1% in 2004, relatively consistent with the prior-year rate of 37.4%. The effective tax rates in 2004 and 2003 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

2003 vs. 2002
--------------------------------------------------------------------------------

Consolidated

Total net sales for 2003 increased to $3,499.2 million from $2,632.8 million in 2002. Net income for 2003 was $194.4 million versus $125.9 million in 2002. Diluted earnings per share were $1.89 for the year ended December 31, 2003 versus $1.33 in 2002. EBITDA for 2003 totaled $440.6 million in comparison with $301.8 million for 2002.

In connection with the adoption of EITF No. 04-8 in the fourth quarter of 2004, the Company restated previously reported diluted earnings per share for the year ended December 31, 2003. See further discussion at the "Recently Issued Accounting Standards" caption below.

Included in 2003 interest expense was a charge of $12.7 million pretax ($7.9 million aftertax, or $0.07 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company's early redemption of its 5.0% convertible subordinated debentures discussed under the "Financial Condition, Liquidity and Capital Resources" caption below.

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

Interest expense for the year ended December 31, 2003 was $81.3 million compared with $56.8 million in the 2002 year. The increase primarily related to the financing of the NCS acquisition in January 2003, initially through borrowings on the Company's three-year $500.0 million revolving credit facility ("Revolving Credit Facility") of $499.0 million. The interest expense for the 2003 year also included a call premium and the write-off of unamortized debt issuance costs aggregating $12.7 million before taxes ($7.9 million aftertax, or $0.07 per diluted share) related to the Company's early redemption and retirement of its $345 million aggregate principal amount of 5.0% convertible subordinated debentures, as further described in the "Financial Condition, Liquidity and Capital Resources" caption below. Partially offsetting this increase was reduced interest expense associated with Omnicare's repayment of $94.1 million on the term A loan during 2003.

The effective income tax rate was 37.4% in 2003, relatively consistent with the prior-year rate of 38.0%. The effective tax rates in 2003 and 2002 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Charges

In 2002, the Company completed its previously disclosed second phase of its productivity and consolidation initiative (the "Phase II Program"). The Phase II Program further streamlined operations, increased efficiencies and helped enhance the Company's position as a high quality, cost-effective provider of pharmaceutical services. Building on the previous efforts, the Phase II Program included the merging or closing of seven pharmacy locations and the reconfiguration in size and function of an additional 10 locations. The Phase II Program also included a reduction in occupied building space in certain locations and the rationalization or reduction of staffing levels in the CRO business in order to better garner the efficiencies of the integration and functional reorganization of that business. The Phase II Program encompassed a net reduction of approximately 460 employees, or about 5% of the Company's total workforce, across both the Pharmacy Services and CRO Services segments.

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

Details of the pretax restructuring charges relating to the Phase II Program follow (in thousands):

                                                Balance at      2002      Utilized    Balance at    Utilized
                                                January 1,   Provision/    during    December 31,    during
                                                   2002        Accrual      2002         2002         2003
                                                ----------   ----------   --------   ------------   --------
Restructuring charges:
   Employee severance                             $1,642       $ 2,177    $ (2,655)     $1,164      $(1,164)
   Employment agreement buy-outs                     508            --        (214)        294         (294)
   Lease terminations                                606         5,862      (1,846)      4,622       (1,155)
   Other assets, fees and facility exit costs      3,027        15,156     (14,690)      3,493       (2,878)
                                                  ------       -------    --------      ------      -------
      Total restructuring charges                 $5,783       $23,195    $(19,405)     $9,573      $(5,491)
                                                  ======       =======    ========      ======      =======

                                                 Balance at    Utilized    Balance at
                                                December 31,    during    December 31,
                                                    2003         2004         2004
                                                ------------   --------   ------------
Restructuring charges:
   Employee severance                              $   --       $  --        $   --
   Employment agreement buy-outs                       --          --            --
   Lease terminations                               3,467        (530)        2,937
   Other assets, fees and facility exit costs         615        (220)          395
                                                   ------       -----        ------
      Total restructuring charges                  $4,082       $(750)       $3,332
                                                   ======       =====        ======

As of December 31, 2004, the Company had paid approximately $8.5 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at December 31, 2004 represent amounts not yet paid or settled relating to actions taken (primarily consisting of remaining lease payments), and will be adjusted in future periods as these matters are finalized.

Impact of Inflation
--------------------------------------------------------------------------------

As previously mentioned, the Company estimates that drug price inflation for its highest dollar volume products in 2004 approximated 5%, which tends to impact sales and costs of sales at approximately the same level. Therefore, inflation has not materially affected Omnicare's income from operations, inasmuch as government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources
-------------------------------------------------------------------------------

Cash and cash equivalents plus restricted cash at December 31, 2004 were $84.4 million compared with $188.1 million at December 31, 2003 (including restricted cash amounts of $0.3 million and $0.7 million, respectively).

The Company generated positive net cash flows from operating activities of $168.9 million during the year ended December 31, 2004, compared with net cash flows from operating activities of $174.1 million and $150.7 million during the years ended December 31, 2003 and 2002, respectively. Net cash flows from operating activities during 2004 was driven primarily by operating results. Unfavorably impacting cash flow during 2004 was a one-time deposit of $44.0 million made early in 2004, owing to a change in payment terms under the Company's new contract with its drug wholesaler. In addition, in the fourth quarter of 2004, another broad-based slowdown in Medicaid reimbursement occurred from the state of Illinois, unfavorably impacting cash flow by approximately $27 million. Furthermore, cash flow for the full years 2004 and 2003 was unfavorably impacted by the reduction in an acquired company's payable to its previous drug wholesaler for approximately $18 million and $15 million, respectively. Operating cash flows as well as borrowings on the line of credit facilities, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends.

Net cash used in investing activities was $416.0 million, $678.0 million and $152.4 million in 2004, 2003 and 2002, respectively. Acquisitions of businesses required cash payments of $398.6 million (including amounts payable pursuant to acquisition agreements relating to pre-2004 acquisitions) in 2004 relating to 19 acquisitions, none of which were individually significant, and which were primarily funded by borrowings under the Company's credit facility, existing cash balances and operating cash flows. Acquisitions of businesses during 2003 and 2002 required $663.4 million and $127.8 million, respectively, of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2003 and pre-2002 acquisitions, respectively) which were primarily funded by borrowings, existing cash balances and operating cash flows. The Company's capital requirements are primarily comprised of its acquisition program, including the possible acquisition of NeighborCare, Inc. which is discussed below under the caption "NeighborCare Transaction," and capital expenditures, largely relating to investments in the Company's information technology systems.

Net cash provided by financing activities was $144.4 million for the year ended December 31, 2004. Net borrowings on the credit facility totaled $170.0 million in the year ended December 31, 2004 and were primarily used for payments relating to the acquisition of businesses. The Company also paid $20.5 million on the term A loan in the year ended December 31, 2004. At December 31, 2004, outstanding revolving credit borrowings were $170.0 million and the balance on the term A loan was $135.4 million. Net cash provided by financing activities was $549.9 million in 2003. In connection with the aforementioned NCS acquisition, the Company borrowed $499.0 million under its then existing Revolving Credit Facility in the first quarter of 2003. The Company also completed its refinancing plan in June 2003, as discussed below, in which it raised $1,033.6 million. Partially offsetting these borrowings were payments on debt of $593.1 million during 2003, as well as the early redemption and retirement during 2003 of $345.0 million of 5.0% convertible subordinated debentures due 2007 ("5% Convertible

Debentures"). Net cash used for financing activities was $29.6 million in 2002. During 2002, the Company used $120.0 million in cash generated from its operations to fully pay down the outstanding obligations under its Revolving Credit Facility, including the $90.0 million drawn down in early 2002 in connection with the APS acquisition.

On February 23, 2005, the Company's Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2005, which is consistent with annual dividends paid per common share for the 2004, 2003 and 2002 years. Aggregate dividends of $9.4 million paid during 2004 were relatively consistent with the $8.9 million and $8.5 million paid in 2003 and 2002, respectively.

NeighborCare Transaction

On June 4, 2004, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of NeighborCare for $30.00 per share in cash. The transaction has a total value of approximately $1.6 billion, which includes the assumption of NeighborCare's net debt and any related refinancing thereof. As of December 31, 2004, the Company has deferred approximately $5.6 million of pre-acquisition costs relating to this transaction. The acquisition of NeighborCare is expected to be financed with proceeds from a $2.4 billion commitment letter the Company has secured in anticipation of the transaction or from such other financings that are sufficient, together with cash on hand, to consummate the tender offer and the proposed merger. The Company's $2.4 billion commitment letter consists of a $600 million five-year revolving credit facility, a $700 million five-year senior term A loan facility and a $1.1 billion 364-day facility. On July 13, 2004, Omnicare announced that it received a request for additional information from the Federal Trade Commission ("FTC") relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") in connection with its tender offer for NeighborCare. The request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction until 10 days after Omnicare has substantially complied with the request. Omnicare is continuing to work with the FTC with respect to the filing. The Company's tender offer is scheduled to expire at 5:00 p.m., New York City time, on April 1, 2005, unless extended.

There were no material commitments and contingencies outstanding at December 31, 2004, other than the contractual obligations summarized in the "Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations" caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions that may become payable (including up to an additional $15.0 million relating to SunScript, that may become payable post-closing, subject to adjustment) and the matters discussed in Note 14, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements.

Disclosures About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations


At December 31, 2004, the Company had one unconsolidated entity, Omnicare Capital Trust I (the "Old Trust"), which was established for the purpose of facilitating the offering of 4.00% Trust Preferred Income Equity Redeemable Securities of the Old Trust (the "Old Trust PIERS"). For financial reporting purposes, the Old Trust is treated as an equity method investment of

Omnicare. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The 4.00% junior subordinated convertible debentures issued by the Company to the Old Trust in connection with the issuance by the Old Trust of the Old Trust PIERS are presented as a separate line item on Omnicare's consolidated balance sheet, and the related disclosures concerning the Old Trust PIERS, the guarantee and the 4.00% junior subordinated convertible debentures are included in Omnicare's notes to consolidated financial statements. Omnicare records interest payable to the Old Trust as interest expense in its consolidated statements of income.

At December 31, 2004, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of newly issued Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the "New Trust PIERS") of Omnicare Capital Trust II (the "New Trust"), plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Following the consummation of the exchange, approximately $11,233,050 aggregate liquidation amount of Old Trust PIERS remain outstanding. In connection with the issuance of the New Trust PIERS, the Company issued a corresponding amount of Series B 4.00% junior subordinated convertible debentures due June 15, 2033 to the New Trust. For financial reporting purposes, the New Trust also is treated as an equity method investment of Omnicare. The New Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the New Trust. The Series B 4.00% junior subordinated convertible debentures issued by the Company to the New Trust will be presented as a separate line item on Omnicare's consolidated balance sheet, and the related disclosures concerning the New Trust PIERS, the guarantee and the Series B 4.00% junior subordinated convertible debentures will be included in Omnicare's notes to consolidated financial statements for periods following the exchange. Omnicare will record interest payable to the New Trust as interest expense in its consolidated statements of income.

The following summarizes the Company's contractual obligations at December 31, 2004, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods.

Contractual Obligations at December 31, 2004 (in thousands):

                                                  Less Than                             After 5
                                        Total       1 Year    1-3 Years   4-5 Years      Years
                                     ----------   ---------   ---------   ---------   ----------
Long-term debt obligations           $1,275,385    $ 24,615    $280,770    $    --    $  970,000
Capital lease obligations                 1,392         603         591        124            74
Operating lease obligations             116,122      28,897      43,947     24,046        19,232
Purchase obligations(a)                  53,068      46,337       4,571      2,160            --
Other current obligations(b)            299,746     299,746          --         --            --
Other long-term liabilities(c)          132,931          --      34,946      1,816        96,169
                                     ----------    --------    --------    -------    ----------
Total contractual cash obligations   $1,878,644    $400,198    $364,825    $28,146    $1,085,475
                                     ==========    ========    ========    =======    ==========

(a) Purchase obligations primarily consist of open inventory purchase orders at December 31, 2004.
(b) Other current obligations primarily consist of accounts payable at December 31, 2004.
(c) Other long-term liabilities is largely comprised of pension and excess benefit plan obligations, acquisition related liabilities and the obligation associated with the interest rate Swap Agreement discussed below.


As of December 31, 2004, the Company had approximately $13.1 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

During the second quarter of 2003, the Company completed its offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par, and 6,468,750 shares of common stock, $1 par value, at $29.16 per share for gross proceeds of approximately $189 million, and the offering, through the Old Trust, of $345.0 million aggregate principal amount of convertible trust preferred securities due 2033.

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

(b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At December 31, 2004, the weighted-average interest rate on funds drawn was 4.06%, the LIBOR interest rate margin was 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility.

The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474.0 million, with remaining proceeds being used for general corporate purposes. The Company paid down $20.5 million on the term A loan during 2004. The $135.4 million outstanding at December 31, 2004 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $24.6 million due within one year. There was $170.0 million outstanding as of December 31, 2004 under the revolving credit commitment of the Credit Facility.

The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the Old Trust PIERS offering to redeem the entire outstanding $345.0 million aggregate principal amount of the Company's 5.0% Convertible Debentures, with remaining proceeds being used for general corporate purposes. The total redemption price, including the call premium, was approximately $353.9 million. Accordingly, a $12.7 million pretax charge ($7.9 million aftertax, or $0.07 per diluted share) was recognized in interest expense during the year ended December 31, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5.0% Convertible Debentures.

In 2001, the Company completed the issuance, at par value, of $375.0 million of 8.125% senior subordinated notes due 2011 ("8.125% Senior Notes"). The 8.125% Senior Notes were subsequently exchanged for replacement notes with identical terms, which were registered with the Securities and Exchange Commission.

In connection with its offering of $250.0 million of 6.125% Senior Notes due 2013, during the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 5.105% at December 31, 2004. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, so changes in fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $17.5 million at December 31, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes.

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2004, the values of both derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS.

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of New Trust PIERS, plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of Series B 4.00% junior subordinated convertible debentures issued by Omnicare, Inc. Following the consummation of the exchange, approximately $11,233,050 aggregate liquidation amount of Old Trust PIERS remain outstanding.

The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Omnicare common stock, whereas the outstanding Old Trust PIERS are convertible only into Omnicare common stock (except for cash in lieu of fractional shares).

The purpose of the exchange offer was to change the conversion settlement provisions of the Old Trust PIERS. As disclosed in Note 1 to the Consolidated Financial Statements, the Company made this change in response to the issuance by the EITF of the FASB of EITF Issue No. 04-8, which, effective December 15, 2004, changed the accounting rules applicable to the Old Trust PIERS and requires Omnicare to include the common stock issuable upon conversion of the Old Trust PIERS in Omnicare's diluted shares outstanding, regardless of whether the market trigger has been met. By committing to pay up to the stated liquidation amount of the New Trust PIERS to be converted in cash upon conversion, Omnicare will be able to account for the New Trust

PIERS under the treasury stock method, which is expected to be less dilutive to earnings per share than the "if converted" method proscribed by EITF 04-8.

The Credit Facility, the 8.125% Senior Notes, the 6.125% Senior Notes and the 4.00% Convertible Debentures contain representations and warranties, covenants and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the Credit Facility are based on prevailing market rates as discussed in the following section.

The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Although the Company has no current plans to refinance its indebtedness, issue additional indebtedness, or issue additional equity, except for the aforementioned "exchange offering," and other than those associated with the tender offer for NeighborCare, discussed above at the "NeighborCare Transaction" caption, the Company believes that external sources of financing are readily available and will access them as it deems appropriate.


Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Omnicare's primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company's debt obligations at December 31, 2004 include $135.4 million outstanding under the term A loan portion and $170.0 million drawn on the revolving credit commitment portion, of its June 2003 four-year, variable-rate Credit Facility at a weighted-average interest rate of 4.06% at December 31, 2004 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $3.1 million per year); $375.0 million outstanding under its fixed-rate 8.125% Senior Notes, due 2011; $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; and $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033. In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The estimated LIBOR-based floating rate was 5.105% at December 31, 2004 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year).
The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $17.5 million at December 31, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes. At December 31, 2004, the fair value of Omnicare's Credit
Facility approximates its carrying value, and the fair value of the 8.125% Senior Notes, 6.125% Senior Notes and 4.00% Convertible Debentures is approximately $403.1 million, $251.3 million and $380.6 million, respectively.

Embedded in the Old Trust PIERS and the New Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2004, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations.

The Company has operations and revenue that occur outside of the U.S. and transactions that are settled in currencies other than the U.S. dollar, exposing it to market risk related to changes in foreign currency exchange rates. However, the substantial portion of the Company's operations and revenues and the substantial portion of the Company's cash settlements are exchanged in U.S. dollars. Therefore, changes in foreign currency exchange rates do not represent a substantial market risk exposure to the Company. In connection with the acquisition of Canada-based Medico pharmacy, Omnicare entered into a $50 million foreign exchange transaction arrangement on December 29, 2004. This arrangement expired on January 7, 2005, and had an immaterial impact on the consolidated financial position, income statement and cash flows of the Company during the 2004 year.

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

Pharmacy Services Segment

A significant portion of the Company's Pharmacy Service Segment revenues from sales of pharmaceutical and medical products is reimbursed by state Medicaid and, to a lesser extent, federal Medicare programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company's financial statements are recorded at the amount ultimately expected to be received from these payors. Since all billing functions of the Company are computerized, enabling on-line adjudication (i.e., submitting charges to Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicaid and third-party claims (oftentimes eventually approved once additional information is provided to the payor). The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowances are adjusted to actual as cash is received and claims are settled. Resulting adjustments were not significant to the Company's operations for the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2004 amounts from Medicaid and third-party payors to be significant to future operating results and financial position.

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

Contract Research Services Segment

A portion of the Company's overall revenues relate to the Contract Research Services ("CRO") segment, and are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units of service. The Company's contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue.

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

The Company computes and monitors its accounts receivable days sales outstanding ("DSO") in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive "average accounts receivable"; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by the days in the quarter to derive the DSO amount. Omnicare's DSO was approximately 71 days at December 31, 2004, compared with 63 days at December 31, 2003 and 71 days at December 31, 2002. The increase in DSO during 2004 of 8 days was related, in part, to the impact of the Medicaid reimbursement slowdown that occurred in the state of Illinois. The allowance for doubtful accounts as of December 31, 2004 was $123.3 million compared with $108.8 million and $68.6 million at December 31, 2003 and 2002, respectively. These allowances were 12.8%, 13.8% and 11.6% of gross receivables (net of contractual allowances) as of December 31, 2004, 2003 and 2002, respectively. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results. A one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of December 31, 2004, would result in an increase to the allowance for doubtful accounts and bad debt expense of approximately $9.6 million.

The following table is an aging of the Company's December 31, 2004 and 2003 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

                                                        December 31, 2004
                                                ---------------------------------
                                                Current and   181 Days
                                                 0-180 Days   and Over
                                                  Past Due    Past Due     Total
                                                -----------   --------   --------
Medicaid, Medicare Part B and
   Third Party payors                             $303,638    $ 29,871   $333,509
Facility payors                                    355,593      97,449    453,042
Private Pay payors                                 120,579      40,783    161,362
CRO                                                 13,085         995     14,080
                                                  --------    --------   --------
Total gross accounts receivable
   (net of contractual allowance adjustments)     $792,895    $169,098   $961,993
                                                  ========    ========   ========

                                                        December 31, 2003
                                                ---------------------------------
                                                Current and   181 Days
                                                 0-180 Days   and Over
                                                  Past Due    Past Due     Total
                                                -----------   --------   --------
Medicaid, Medicare Part B and
   Third Party payors                             $244,023    $  8,988   $253,011
Facility payors                                    296,671      87,221    383,892
Private Pay payors                                 100,803      35,773    136,576
CRO                                                 12,540       1,049     13,589
                                                  --------    --------   --------
Total gross accounts receivable
   (net of contractual allowance adjustments)     $654,037    $133,031   $787,068
                                                  ========    ========   ========

Patient charges pending approval from Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end. Once an approval to bill Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicaid or third-party receivable amount is recorded. The Company's policy is to resolve accounts receivable with pending status on a weekly basis. Pending accounts receivable balances were not significant at December 31, 2004.

Omnicare has standard policies and procedures for collection of its accounts receivable. The Company's collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, the use of an in-house national collections department or outside collection agencies, and potentially mediation/arbitration or litigation when accounts are considered unresponsive. Omnicare's collection efforts primarily relate to its facility and private pay customers. When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer's operating results or financial position, the Company includes the balance in its allowance for doubtful accounts requirements. When a balance is deemed uncollectible by Omnicare management (including the national collections department), collections agencies and/or outside legal counsel, the balance is manually written off against the allowance for doubtful accounts. At December 31, 2004, the Company does not have a significant amount of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

Given the Company's experience, management believes that the reserves for potential losses are adequate, but if several or more of the Company's larger customers were to unexpectedly default on their obligations, the Company's overall reserves for potential losses may prove to be inadequate. If economic conditions worsen, the payor mix shifts significantly, or the Company's customers' reimbursement rates are adversely affected, impacting Omnicare's customers' ability to pay, management may adjust the allowance for doubtful accounts accordingly, and the Company's accounts receivable collections, cash flows, financial position and results of operations could be affected.

Inventories

The Company maintains inventory at lower of cost or market, with cost determined on the basis of the first-in, first-out method. There are no significant obsolescence reserves recorded since the Company has not historically experienced (nor does it expect to experience) significant levels of inventory obsolescence write-offs.

Omnicare uses a periodic inventory system. Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases at least once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. The Company evaluates various criteria in developing estimated cost of goods sold during non-inventory months, including the historical cost of goods sold trends based on prior physical inventory results; a review of cost of goods sold information reflecting current customer contract terms; and consideration and analysis of changes in customer base, product mix, payor mix, state Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold. Actual cost of goods sold has not varied significantly from estimated amounts in non-physical inventory months.

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

The Company's assessment of goodwill impairment requires estimates of future cash flows and a weighted-average cost of capital. The estimates of these future cash flows are based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis is performed. Further, they require management's subjective judgments and take into account assumptions about overall growth rates and increases in expenses. To the extent the carrying value of the assets exceed their fair value, an impairment loss would be recorded. Changes in these estimates of future cash flows or weighted-average cost of capital due to unforeseen events and circumstances could cause Omnicare's analysis to indicate that goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of the Company's goodwill, which could be material to the Company's financial position, results of operations or cash flows. However, given the substantial margin by which fair value exceeded carrying amounts in the latest goodwill impairment review, the Company does not anticipate a material impact on the consolidated financial statements from differences in these assumptions in the near term.

Insurance Accruals

Omnicare is self-insured for certain employee health insurance claims. The Company manages its health insurance risk by obtaining individual and aggregate stop-loss coverage in the amount of $150,000 per claim and 125% of expected aggregate claims, or approximately $10.5 million for the 2004 year. Omnicare insures all of its property and casualty programs (including worker's compensation and professional liability) in excess of self-insured retentions, or deductibles, on the various policies of insurance (which range from between $5,000 and $1,000,000 per claim, depending on the type of coverage). Omnicare closely monitors and continually evaluates its historical claims experience and obtains input from third-party insurance professionals to estimate the appropriate level of accrual for its self-insured programs, including deductibles. These accruals include provision for incurred, as well as incurred but not reported, claims. In developing its self-insurance accrual estimates, the Company's liability calculation also considers the historical claim lag periods and current payment trends of insurance claims (generally 2-3 months for health, and 48-60 months for all other coverages). A change in the historical claim lag period assumption by one month for health insurance claims would affect health insurance expense by approximately $1.1 million pretax. A change in the historical claim lag period by one month for property and casualty insurance claims would affect property and casualty insurance expense by approximately $0.3 million pretax.

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

Employee Benefit Plans

For certain of its employee benefit plans, the Company utilizes estimates in developing its actuarial assumptions (including such items as the expected long-term rate of return on plan assets, discount rate and rate of compensation increase, among other items), and relies on actuarial computations to estimate the future potential liability, expense and funding requirements associated with these benefits. While it is required that the actuarial assumptions be reviewed each year as of the measurement date of December 31, the actuarial assumptions generally do not change between measurement dates. During Omnicare's annual review, generally near the beginning of the fiscal year, the Company reviews and updates these assumptions, and considers current market conditions and input from its third-party advisors, including any changes in interest rates, in making these assumptions. These actuarial assumptions and estimates attempt to anticipate future events, and if assessed differently or materially vary from actual results due to changing market and economic conditions, could have a significant impact on the Company's consolidated financial position, results of operations or cash flows. However, a one percentage point change in any of the individual aforementioned assumptions used to calculate the Company's pension obligation, holding all other assumptions constant, would not have a material impact on the Company's operating results.

Income Taxes

The Company estimates its tax assets and liabilities based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, as well as the realization of deferred tax assets (including those relating to net operating losses). The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. Omnicare periodically reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on the Company's expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and Omnicare's tax methods of accounting. The Company also reviews its liabilities under SFAS No. 5, "Accounting for Contingencies" ("SFAS 5") which requires an accrual for estimated losses when it is probable that a liability has been incurred and the amount can be reasonably estimated. These projections may change in the future as actual results become known.

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

Omnicare operates in multiple states with varying tax laws. The Company is subject to both federal and state audits of tax returns. While the Company believes it has provided adequately for income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on Omnicare's financial position, results of operations or cash flows. If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could experience potential losses. Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential gains. A one percentage point change in the Company's overall 2004, 2003 and 2002 effective tax rates would impact income tax expense and net income by $3.8 million, $3.1 million and $2.0 million, respectively (or $0.03, $0.03 and $0.02 per diluted share, respectively).

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

Recently Issued Accounting Standards

In October 2004, the Financial Accounting Standards Board ("FASB") ratified EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the "if-converted" accounting method, regardless of whether the market price trigger has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. Diluted earnings per common share amounts have been retroactively restated for prior periods presented to give effect to the application of EITF No. 04-8 as it relates to the Company's 4.00% Convertible Debentures issued in the second quarter of 2003. The effect of Omnicare's fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.02 for the three months ended December 31, 2004 and 2003; and $0.09 and $0.04 for the years ended December 31, 2004 and 2003, respectively. For purposes of the "if-converted" calculation, 8,451,000 shares were assumed to be converted for the quarters ended December 31, 2004 and 2003, and the year ended December 31, 2004, with 4,653,000 shares assumed to be converted for the year ended
December 31, 2003. Additionally, interest expense, net of taxes, of $2.3 million for the quarters ended December 31, 2004 and 2003, and $9.1 million and $5.0 million for the years ended December 31, 2004 and 2003, respectively, was added back to net income for purposes of calculating diluted earnings per share using this method. See further discussion in Notes 1 and 11 of the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement adopts the International Accounting Standards Board (IASB) view related to inventories, that abnormal amounts of idle capacity, freight, handling costs, and spoilage cost should be excluded from inventory and expensed as incurred. This Statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement is a result of the convergence project between the FASB and the IASB, and updates and clarifies existing accounting pronouncements regarding principles surrounding non-monetary asset exchanges. This Statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement requires the Company to record compensation costs relating to equity-based payments, in its financial statements, over the requisite service period (usually the vesting period). This Statement is effective for the Company in the interim period beginning July 1, 2005. The Company will elect the "modified prospective application" method of implementing SFAS 123R, which applies to new awards and to awards modified, repurchased, or cancelled after June 30, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of June 30, 2005 shall be recognized as the requisite service is rendered on or after June 30, 2005. Omnicare is currently evaluating the impact of the adoption of SFAS 123R to the Company, but has not yet quantified the effect of this new standard on its financial results for 2005 and future years.

Outlook

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

In 1999 and 2000, Congress sought to restore some of the reductions in reimbursement resulting from PPS. This legislation helped to improve the financial condition of SNFs, motivated them to increase admissions, particularly of higher acuity residents, and stabilized the unfavorable operating trends attributable to PPS. One provision gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when the CMS implements a refined patient classification system under PPS. CMS did not implement such refinements in fiscal years 2003, 2004, or 2005, thus continuing the additional rate increases currently in place for certain high-acuity patients. President Bush's proposed fiscal year 2006 budget indicates that CMS intends to implement the refinements in fiscal year 2006, resulting in $1.5 billion in decreased expenditures in 2006. However, it is unclear at this time whether CMS will implement RUG refinement as described in the President's budget proposal. Also, SNF payments under PPS are subject to annual market basket increases, which in the past have partially offset the impact of other temporary rate expirations. Nonetheless, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company's SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

In December 2003, Congress enacted the MMA, which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Until the Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs through a new prescription drug discount card program, which began in June 2004, and which gives enrollees access to negotiated discounted prices for prescription drugs. Under the MMA, Medicare beneficiaries may enroll in Part D Plans which will provide coverage of outpatient prescription drugs effective as of January 1, 2006. Medicare beneficiaries generally will have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called "dual eligibles") will have their prescription drug costs covered by the new Medicare drug benefit, including nursing home residents served by the Company whose drug costs are currently covered by state Medicaid programs.

CMS will provide premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Therefore, such dual eligibles will not be required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy. Dual eligible residents of nursing homes will be entitled to have all of their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan's formulary, or an exception to the plan's formulary is granted. CMS will review the formularies of Part D Plans and has indicated that it will require their formularies to include the types of drugs most commonly needed by Medicare beneficiaries, and that plans' formulary exceptions criteria provide for coverage of drugs determined by the plan to be medically appropriate for the enrollee. The MMA also makes available partial premium and cost-sharing subsidies for certain other classes of low-income enrollees who do not qualify for Medicaid.

Pursuant to the final Part D rule, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We intend to negotiate such agreements with Part D Plans under which we would provide drugs and associated services to their enrollees. Until such agreements are negotiated, we will not be able to determine what changes, if any, there may be to the terms and conditions under which we provide drugs and services to Medicare beneficiaries who become enrollees of Part D Plans. The MMA will not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered in a Part A stay. We will continue to receive reimbursement for drugs provided to such residents from the SNFs pursuant to the contracts we have negotiated with each SNF. CMS will be issuing subregulatory guidance on many aspects of the final rule throughout 2005 as the new program is implemented. In addition, the Secretary of the Department of Health and Human Services is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and, among other things, make recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to Medicare beneficiaries in nursing facilities consistent with existing patient safety and quality of care standards. The MMA also reforms the Medicare Part B prescription drug payment methodology, although the Company's revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA's legislative reforms ultimately will have on the Company.

Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets, which has led to decreasing reimbursement rates in certain states. Some states continue to experience budget shortfalls, which may prompt them to consider implementing reductions in Medicaid reimbursement and other cost control measures. While the Company has endeavored to adjust to these pricing pressures, to date, these pressures are likely to continue or escalate, particularly if economic recovery does not emerge, and there can be no assurance that such occurrence will not have an adverse impact on the Company's business.

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

In order to fund this growing demand, the Company anticipates that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While it is not possible to predict the effect of the new Medicare Part D drug benefit or any further initiatives on Omnicare's business, management believes that the Company's expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today's healthcare environment. Further, while volatility can occur from time to time in the contract research business owing to factors such as the success or failure of its clients' compounds, the timing or budgetary constraints of its clients, or consolidation within our client base, new drug discovery remains an important priority of drug manufacturers. Drug manufacturers, in order to optimize their research and development efforts, will continue to turn to contract research organizations to assist them in accelerating drug research development and commercialization.

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

Forward-looking statements in this report include, but are not limited to, the following: expectations concerning the Company's financial performance, results of operations, sales, earnings or business outlook; trends in the long-term healthcare and contract research industries generally; expectations concerning the Company's ability to leverage its core business; anticipated growth in alternative institutional markets such as correctional facilities, hospice care, mental health and personal care or supportive living facilities; expectations concerning continued relative stability in the operating environment in the long-term care industry; anticipated demographic trends in the healthcare industry; the impact of drug price inflation; changes in government and other reimbursement formulas to take into account drug price inflation or deflation; the ability to allocate resources in order to enhance gross profit margins; the ability to continue the Company's value creation strategy through expanding its core pharmaceutical business and leveraging that business through the development and expansion of clinical information services; the Company's ability to continue to leverage fixed and variable overhead costs through internal and acquired growth; the impact of the 2003 refinancing in enhancing the Company's financial position and providing financial flexibility to support its ongoing growth strategies; other factors affecting the Company's strategy for future growth; the effectiveness of the Company's unit-of-use controls and computerized documentation system; the effectiveness of the Company's health and outcomes management programs; the ability to leverage the Company's CRO business and its core pharmacy business as anticipated; expectations concerning product and market development efforts; trends concerning the commencement, continuation or cancellation of CRO projects and backlog; the effectiveness of recent cost reduction efforts in the CRO; volatility in the CRO business; anticipated business performance of the CRO in 2005; expectations in the CRO business resulting from streamlining and globalization efforts, the Company's unique capabilities in the geriatric market and strength of presence in the drug development marketplace; trends in healthcare funding issues, including, but not limited to, state Medicaid budgets, enrollee eligibility, escalating drug prices due to higher utilization among seniors and the aging of the population; expectations concerning increasing Medicare admissions and improving occupancy rates; the introduction of more expensive medications, and increasing use of generic medications; the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs; the cost-effectiveness of pharmaceuticals in treating chronic illnesses for the elderly; the effectiveness of the Company's formulary compliance program; the effectiveness of the Company's pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the adequacy and availability of the Company's sources of liquidity and capital; payments of future quarterly dividends; the adequacy of the Company's net cash flows from operating activities, credit facilities and other long- and short-term debt financings to satisfy the Company's future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future; the ability, if necessary, to refinance indebtedness or issue additional indebtedness or equity; interest rate risk on the Company's outstanding debt; valuations of derivative instruments embedded in the Old
Trust PIERS and New Trust PIERS instruments; the adequacy of the Company's allowance for doubtful accounts; expectations concerning inventory write-offs; the adequacy of insurance expense estimates and methodology; the adequacy of the provisions for current or deferred taxes; the impact of reduced government reimbursement rates to the Company's SNF clients which could adversely affect the timing or level of SNF payments to the Company; the impact of the MMA, including the Medicare Part D prescription drug benefit, effective January 1, 2006, as implemented pursuant to CMS regulations and subregulatory guidance;
the impact of continued pressure on federal and state Medicaid budgets and budget shortfalls which have led to decreasing reimbursement rates and other cost control measures in certain states; the Company's ability to respond to such federal and state budget shortfalls and corresponding reductions in Medicaid reimbursement rates; the effect of any changes and considerations in long-term healthcare funding policies for Medicare and Medicaid programs; expected demand for long-term care; the pace and quality of new drug development targeted at diseases of the elderly; the impact of newer drugs that, although more expensive, are more efficient at treating illness and thereby reduce overall healthcare costs; trends and expectations concerning long-term growth prospects for the geriatric care industry and the containment of healthcare costs for the elderly; expectations concerning the growth in the elderly population; anticipated changes in healthcare delivery systems and payment methodologies in order to fund growing demand; the ability of the Company to utilize its expertise in geriatric pharmaceutical care and pharmaceutical cost management and its database on drug utilization and outcomes in the elderly to meet the anticipated challenges of the healthcare environment; the effectiveness of the Company's growth strategy in allowing the Company to maximize cash flow, maintain a strong financial position, enhance the efficiency of its operations and continue to develop the Company's franchise in the geriatric pharmaceutical market; the ability of expansion in the Company's core business to provide the Company greater ability to leverage its clinical services and information business, thereby enhancing cost advantages in the institutional pharmacy market; the belief that new drug discovery will remain an important priority for pharmaceutical manufacturers; and expectations concerning opportunities for future growth and the continued need for pharmaceutical manufacturers to utilize contract research businesses in optimizing research and development efforts.

These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics;
the ability to attract new clients and service contracts and retain existing clients and service contracts; trends for the continued growth of the Company's businesses; expectations concerning the development and performance of the Company's informatics business; the effectiveness of the Company's formulary compliance program; trends in drug pricing, including the impact and pace of pharmaceutical price increases; delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets or for other reasons; the overall financial condition of the Company's customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the Company's pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated revenues, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company's revenues, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company's products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining and globalization efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company's implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; the impact of the MMA, including the Medicare Part D prescription drug benefit effective January 1, 2006, as implemented pursuant to CMS regulations and subregulatory guidance; legislation and regulations affecting payment and reimbursement rates for SNFs; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company's ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to the Company's CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans; events or circumstances which result in an impairment of goodwill; market conditions which adversely affect the valuation of the Old Trust PIERS and the New Trust PIERS; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company's stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and other risks and uncertainties described in Company reports and filings with the Securities and Exchange Commission.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule

                                                                            Page
                                                                            ----
Financial Statements:

   Report of Independent Registered Public Accounting Firm                    68
   Consolidated Statements of Income                                          70
   Consolidated Balance Sheets                                                71
   Consolidated Statements of Cash Flows                                      72
   Consolidated Statements of Stockholders' Equity                            73
   Notes to Consolidated Financial Statements                                 74

Financial Statement Schedule:

   II - Valuation and Qualifying Accounts                                    S-1

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

We have completed an integrated audit of Omnicare Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 11 to the consolidated financial statements, effective December 31, 2004, the Company adopted the provisions of Emerging Issues Task Force Issue Number 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." Accordingly, 2003 diluted earnings per share has been restated from the amount previously reported.

Internal Control Report of Independent Registered Public Accounting Firm

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
March 15, 2005

                        CONSOLIDATED STATEMENTS OF INCOME
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except per share data)

                                                          For the years ended December 31,
                                                        ------------------------------------
                                                           2004         2003         2002
                                                        ----------   ----------   ----------
Sales                                                   $4,101,224   $3,474,354   $2,606,450
Reimbursable out-of-pockets                                 18,667       24,820       26,304
                                                        ----------   ----------   ----------
   Total net sales                                       4,119,891    3,499,174    2,632,754
                                                        ----------   ----------   ----------

Cost of sales                                            3,070,856    2,576,794    1,915,397
Reimbursed out-of-pocket expenses                           18,667       24,820       26,304
                                                        ----------   ----------   ----------
   Total direct costs                                    3,089,523    2,601,614    1,941,701
                                                        ----------   ----------   ----------

Gross profit                                             1,030,368      897,560      691,053
Selling, general and administrative expenses               587,932      509,977      411,272
Restructuring charges (Note 12)                                 --           --       23,195
                                                        ----------   ----------   ----------
Operating income                                           442,436      387,583      256,586

Investment income                                            3,184        4,166        3,276
Interest expense (Note 7)                                  (70,421)     (81,300)     (56,811)
                                                        ----------   ----------   ----------
Income before income taxes                                 375,199      310,449      203,051

Income taxes                                               139,188      116,081       77,145
                                                        ----------   ----------   ----------
Net income                                              $  236,011   $  194,368   $  125,906
                                                        ==========   ==========   ==========
Earnings per share:

   Basic                                                $     2.29   $     1.97   $     1.34
                                                        ==========   ==========   ==========
   Diluted (Note 11)                                    $     2.17   $     1.89   $     1.33
                                                        ==========   ==========   ==========
Weighted average number of common shares outstanding:

   Basic                                                   103,238       98,800       94,168
                                                        ==========   ==========   ==========
   Diluted (Note 11)                                       112,819      107,896       94,905
                                                        ==========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except share data)

                                                              December 31,
                                                        -----------------------
                                                           2004         2003
                                                        ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                            $   84,169   $  187,413
   Restricted cash                                             262          714
   Deposit with drug wholesaler                             44,000           --
   Accounts receivable, less allowances of $123,288
      (2003-$108,813)                                      838,705      678,255
   Unbilled receivables                                     14,007       15,281
   Inventories                                             331,367      326,550
   Deferred income tax benefits                             94,567       53,224
   Other current assets                                    142,702      121,651
                                                        ----------   ----------
      Total current assets                               1,549,779    1,383,088

Properties and equipment, at cost less accumulated
   depreciation of $222,524 (2003-$200,498)                142,421      148,307
Goodwill                                                 2,003,223    1,690,558
Other noncurrent assets                                    203,758      173,068
                                                        ----------   ----------
      Total assets                                      $3,899,181   $3,395,021
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  282,956   $  296,089
   Accrued employee compensation                            19,820       30,611
   Deferred revenue                                         24,245       22,454
   Current debt                                             25,218       20,709
   Income taxes payable                                      8,633       16,244
   Other current liabilities                               106,610       76,653
                                                        ----------   ----------
      Total current liabilities                            467,482      462,760

Long-term debt                                             281,559      135,855
8.125% senior subordinated notes, due 2011                 375,000      375,000
6.125% senior subordinated notes, net, due 2013            232,508      226,822
4.00% junior subordinated convertible
   debentures, due 2033                                    345,000      345,000
Deferred income tax liabilities                            137,593       50,913
Other noncurrent liabilities                               132,931      122,647
                                                        ----------   ----------
      Total liabilities                                  1,972,073    1,718,997
                                                        ----------   ----------
Commitments and contingencies (Note 14)

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares
      authorized, none issued and outstanding                   --           --
   Common stock, $1 par value, 200,000,000 shares
      authorized, 106,579,800 shares issued
      (2003-105,050,900 shares issued)                     106,580      105,051
   Paid-in capital                                       1,038,671      986,138
   Retained earnings                                       910,973      684,348
   Treasury stock, at cost-2,083,400 shares
      (2003-1,863,000 shares)                              (54,931)     (46,087)
   Deferred compensation                                   (65,591)     (49,528)
   Accumulated other comprehensive income                   (8,594)      (3,898)
                                                        ----------   ----------
      Total stockholders' equity                         1,927,108    1,676,024
                                                        ----------   ----------

      Total liabilities and stockholders' equity        $3,899,181   $3,395,021
                                                        ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands)



                                                               For the years ended December 31,
                                                              ---------------------------------
                                                                 2004        2003        2002
                                                              ---------   ---------   ---------
Cash flows from operating activities:
Net income                                                    $ 236,011   $ 194,368   $ 125,906
Adjustments to reconcile net income to net cash
   flows from operating activities:
   Depreciation                                                  35,009      37,783      33,129
   Amortization                                                  21,287      15,237      12,134
   Provision for doubtful accounts                               45,112      44,680      31,163
   Deferred tax  provision                                       58,154      43,685      15,428
   Write-off of debt issuance costs                                  --       3,755          --
   Non-cash portion of restructuring charges                         --          --       9,060
Changes in assets and liabilities, net of effects from
   acquisition of businesses:
   Accounts receivable and unbilled receivables                (153,986)    (96,971)    (41,788)
   Inventories                                                   12,788     (87,278)    (28,261)
   Deposit with drug wholesaler                                 (44,000)         --          --
   Current and noncurrent assets                                (28,833)      8,988     (37,046)
   Accounts payable                                             (16,099)     35,703      26,439
   Accrued employee compensation                                (17,554)        705         517
   Deferred revenue                                               1,791      (2,800)    (14,084)
   Current and noncurrent liabilities                            19,178     (23,789)     18,122
                                                              ---------   ---------   ---------
      Net cash flows from operating activities                  168,858     174,066     150,719
                                                              ---------   ---------   ---------
Cash flows from investing activities:
   Acquisition of businesses, net of cash received             (398,559)   (663,411)   (127,783)
   Capital expenditures                                         (17,926)    (17,115)    (24,648)
   Transfer of cash to trusts for employee health and
      severance costs, net of payments out of the trust             452       2,433        (225)
   Other                                                             60          44         273
                                                              ---------   ---------   ---------
      Net cash flows from investing activities                 (415,973)   (678,049)   (152,383)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
   Borrowings on line of credit facilities and term A loan      835,000     749,000      90,000
   Payments on line of credit facilities and term A loan       (685,513)   (593,103)   (120,000)
   Proceeds from long-term borrowings                                --     595,000          --
   Payments on long-term borrowings and obligations                (541)   (354,167)       (214)
   Fees paid for financing arrangements                              --     (24,541)         --
   Change in cash overdraft balance                              (4,922)     (4,582)      8,390
   Proceeds from stock offering, net of issuance costs               --     178,774          --
   Proceeds from stock awards and exercise of stock options
      and warrants, net of stock tendered in payment              9,804      12,275         667
   Dividends paid                                                (9,386)     (8,876)     (8,491)
   Other                                                             --         122          72
                                                              ---------   ---------   ---------
      Net cash flows from financing activities                  144,442     549,902     (29,576)
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash                            (571)      3,558         780
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents           (103,244)     49,477     (30,460)
Cash and cash equivalents at beginning of year                  187,413     137,936     168,396
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year                      $  84,169   $ 187,413   $ 137,936
                                                              =========   =========   =========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except per share data)


                                                     Common      Paid-in    Retained   Treasury
                                                      Stock      Capital    Earnings     Stock
                                                    --------   ----------   --------   --------
Balance at January 1, 2002                          $ 94,672   $  722,701   $381,441   $(19,824)
   Dividends paid ($0.09 per share)                       --           --     (8,491)        --
   Stock acquired for benefit plans                       --           --         --       (112)
   Exercise of stock options                             229        4,055         --       (313)
   Stock awards, net of amortization/forfeitures         540       10,807         --     (3,222)
   Other                                                  --         (142)        --         --
                                                    --------   ----------   --------   --------
   Subtotal                                           95,441      737,421    372,950    (23,471)
                                                    --------   ----------   --------   --------
   Net income                                             --           --    125,906         --
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                   --           --         --         --
      Unrealized appreciation in fair value of
         investments                                      --           --         --         --
      Equity adjustment for minimum pension
         liability                                        --           --         --         --
                                                    --------   ----------   --------   --------
   Comprehensive income                                   --           --    125,906         --
                                                    --------   ----------   --------   --------
Balance at December 31, 2002                          95,441      737,421    498,856    (23,471)
   Dividends paid ($0.09 per share)                       --           --     (8,876)        --
   Stock acquired for benefit plans                       --           --         --       (157)
   Issuance of common stock                            6,469      172,305         --         --
   Stock issued in connection with acquisition            79        2,921         --         --
   Exercise of stock options                           2,208       46,793         --    (17,326)
   Stock awards, net of amortization/forfeitures         854       26,612         --     (5,133)
   Other                                                  --           86         --         --
                                                    --------   ----------   --------   --------
   Subtotal                                          105,051      986,138    489,980    (46,087)
                                                    --------   ----------   --------   --------
   Net income                                             --           --    194,368         --
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                   --           --         --         --
      Unrealized appreciation in fair value of
         investments                                      --           --         --         --
      Equity adjustment for minimum pension
         liability                                        --           --         --         --
                                                    --------   ----------   --------   --------
   Comprehensive income                                   --           --    194,368         --
                                                    --------   ----------   --------   --------
Balance at December 31, 2003                         105,051      986,138    684,348    (46,087)
   Dividends paid ($0.09 per share)                       --           --     (9,386)        --
   Stock acquired for benefit plans                       --           --         --       (463)
   Exercise of stock options and warrants                874       23,973         --       (746)
   Stock awards, net of amortization/forfeitures         655       28,740         --     (7,635)
   Other                                                  --         (180)        --         --
                                                    --------   ----------   --------   --------
   Subtotal                                          106,580    1,038,671    674,962    (54,931)
                                                    --------   ----------   --------   --------
   Net income                                             --           --    236,011         --
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                   --           --         --         --
      Unrealized appreciation in fair value of
         investments                                      --           --         --         --
      Equity adjustment for minimum pension
         liability                                        --           --         --         --
                                                    --------   ----------   --------   --------
   Comprehensive income (loss)                            --           --    236,011         --
                                                    --------   ----------   --------   --------
Balance at December 31, 2004                        $106,580   $1,038,671   $910,973   $(54,931)
                                                    ========   ==========   ========   ========

                                                                    Accumulated
                                                                       Other           Total
                                                      Deferred     Comprehensive   Stockholders'
                                                    Compensation       Income          Equity
                                                    ------------   -------------   -------------
Balance at January 1, 2002                            $(24,273)       $(4,934)      $1,149,783
   Dividends paid ($0.09 per share)                         --             --           (8,491)
   Stock acquired for benefit plans                         --             --             (112)
   Exercise of stock options                                --             --            3,971
   Stock awards, net of amortization/forfeitures        (4,745)            --            3,380
   Other                                                    --             --             (142)
                                                      --------        -------       ----------
   Subtotal                                            (29,018)        (4,934)       1,148,389
                                                      --------        -------       ----------
   Net income                                               --             --          125,906
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                     --            781              781
      Unrealized appreciation in fair value of
         investments                                        --          1,274            1,274
      Equity adjustment for minimum pension
         liability                                          --         (1,288)          (1,288)
                                                      --------        -------       ----------
   Comprehensive income                                     --            767          126,673
                                                      --------        -------       ----------
Balance at December 31, 2002                           (29,018)        (4,167)       1,275,062
   Dividends paid ($0.09 per share)                         --             --           (8,876)
   Stock acquired for benefit plans                         --             --             (157)
   Issuance of common stock                                 --             --          178,774
   Stock issued in connection with acquisition              --             --            3,000
   Exercise of stock options                                --             --           31,675
   Stock awards, net of amortization/forfeitures       (20,510)            --            1,823
   Other                                                    --             --               86
                                                      --------        -------       ----------
   Subtotal                                            (49,528)        (4,167)       1,481,387
                                                      --------        -------       ----------
   Net income                                               --             --          194,368
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                     --          3,882            3,882
      Unrealized appreciation in fair value of
         investments                                        --           (895)            (895)
      Equity adjustment for minimum pension
         liability                                          --         (2,718)          (2,718)
                                                      --------        -------       ----------
   Comprehensive income                                     --            269          194,637
                                                      --------        -------       ----------
Balance at December 31, 2003                           (49,528)        (3,898)       1,676,024
   Dividends paid ($0.09 per share)                         --             --           (9,386)
   Stock acquired for benefit plans                         --             --             (463)
   Exercise of stock options and warrants                   --             --           24,101
   Stock awards, net of amortization/forfeitures       (16,063)            --            5,697
   Other                                                    --             --             (180)
                                                      --------        -------       ----------
   Subtotal                                            (65,591)        (3,898)       1,695,793
                                                      --------        -------       ----------
   Net income                                               --             --          236,011
   Other comprehensive income (loss), net of tax:
      Cumulative translation adjustment                     --            941              941
      Unrealized appreciation in fair value of
         investments                                        --           (473)            (473)
      Equity adjustment for minimum pension
         liability                                          --         (5,164)          (5,164)
                                                      --------        -------       ----------
   Comprehensive income (loss)                              --         (4,696)         231,315
                                                      --------        -------       ----------
Balance at December 31, 2004                          $(65,591)       $(8,594)      $1,927,108
                                                      ========        =======       ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. and its subsidiaries ("Omnicare" or the "Company") provide geriatric pharmaceutical care and clinical research services. At December 31, 2004, Omnicare served residents in long-term care facilities comprising approximately 1,086,000 beds in 47 states in the United States and in Canada, making Omnicare the nation's largest provider of professional pharmacy, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services. The Company also provided clinical research services for the pharmaceutical and biotechnology industries in 30 countries worldwide at December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

For cash and cash equivalents, restricted cash, deposit with drug wholesaler, accounts receivable and unbilled receivables, the carrying value of these items approximates their fair value. The fair value of restricted funds held in trust for settlement of the Company's employee benefit obligations is based on quoted market prices of the investments held by the trustee. For accounts payable, the carrying value approximates fair value. The fair value of the Company's $750.0 million credit facility approximates its carrying value, as the effective interest rate fluctuates with changes in market rates. The fair value of the 8.125% senior subordinated notes, 6.125% senior subordinated notes and 4.00% junior subordinated convertible debentures, respectively, was $403.1 million, $251.3 million and $380.6 million at December 31, 2004, as determined by quoted market rates on that date. During 2003, the Company entered into an interest rate swap agreement on all $250.0 million of its aggregate principal amount of the 6.125% senior subordinated notes. The fair value of the interest rate swap agreement of approximately $17.5 million at December 31, 2004, reduced the carrying value of the 6.125% senior subordinated notes.

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

The Company establishes allowances for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews this allowance on an ongoing basis for appropriateness, and such losses have been within management's expectations. For the years ended December 31, 2004, 2003 and 2002, no single customer accounted for 10% or more of revenues. The Company generally does not require collateral.

Approximately one-half of Omnicare's pharmacy services billings are directly reimbursed by government-sponsored programs. These programs include state Medicaid and, to a lesser extent, the federal Medicare programs. The remainder of Omnicare's billings are paid or reimbursed by individual residents or their responsible parties (private pay), long-term care facilities and other third-party payors, including private insurers. A portion of these revenues also is indirectly dependent on government programs. The table below represents the Company's approximated payor mix for the last three years:

                                               2004   2003   2002
                                               ----   ----   ----
State Medicaid programs                         48%    47%    46%
Private pay and long-term care facilities(a)    45%    45%    44%
Federal Medicare programs(b)                     2%     2%     2%
Other private sources(c)                         5%     6%     8%
                                               ---    ---    ---
   Totals                                      100%   100%   100%
                                               ===    ===    ===

(a) Includes payments from skilled nursing facilities on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)  Includes direct billing for medical supplies.

(c)  Includes the Company's contract research organization revenues.

Inventories

Inventories consist primarily of purchased pharmaceuticals and medical supplies held for sale to customers and are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

Omnicare uses a periodic inventory system. Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases at least once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. The Company evaluates various criteria in developing estimated cost of goods sold during non-inventory months, including the historical cost of goods sold trends based on prior physical inventory results; a review of cost of goods sold information reflecting current customer contract terms; and consideration and analysis of changes in customer base, product mix, payor mix, state Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold. Actual cost of goods sold has not varied significantly from estimated amounts in non-physical inventory months.

Properties and Equipment

Properties and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are charged to expense as incurred. Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from five to 10 years for computer equipment and software, machinery and equipment, and furniture and fixtures. Buildings and building improvements are depreciated over 40 years, and leasehold improvements are amortized over the lesser of the initial lease terms or their useful lives. The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives, ranging from five to 10 years.

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

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements and technology assets, all originating from business combinations accounted for as purchase transactions. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill is no longer amortized but is instead reviewed at the reporting unit level for impairment at least annually and upon the occurrence of an event that indicates impairment may have occurred. Intangible assets that will continue to be amortized under SFAS 142 are amortized using the straight-line method over their useful lives, ranging from four to 15 years.

Debt issuance costs are included in other assets and are amortized using the effective interest method over the life of the related debt.

Insurance Accruals

The Company is self-insured for certain employee health, property and casualty insurance claims, with a stop-loss umbrella policy to limit the maximum potential liability for both individual and aggregate claims for a plan year. Claims are paid as they are submitted to the respective plan administrators. The Company records monthly expense for the self-insurance plans in its financial statements for incurred claims, based on historical claims experience and input from third-party insurance professionals in order to determine the appropriate accrual level. The accrual gives consideration to claims that have been incurred but not yet paid and/or reported to the plan administrator. The Company establishes the accruals based on the historical claim lag periods and current payment trends for similar insurance claims.

Revenue Recognition

Revenue is recognized by Omnicare when products or services are delivered or provided to the customer.

Pharmacy Services Segment

A significant portion of the Company's Pharmacy Services Segment revenues from sales of pharmaceutical and medical products is reimbursed by state Medicaid and, to a lesser extent, federal Medicare programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company's financial statements are recorded at the amount ultimately expected to be received from these payors. Since all billing functions of the Company are computerized, enabling on-line adjudication (i.e., submitting charges to Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicaid and third-party claims (oftentimes eventually approved once additional information is provided to the payor). The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowances are adjusted to actual as cash is received and claims are settled. Resulting adjustments were not significant to the Company's operations for the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2004 amounts from Medicaid and third-party payors to be significant to future operating results and financial position.

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

Contract Research Services Segment

A portion of the Company's overall revenues relate to the Contract Research Services ("CRO") segment, and are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a unit of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units of service. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units of service. The Company's contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue.

Stock-Based Employee Compensation

At December 31, 2004, the Company had four stock-based employee compensation plans, which are described more fully in the "Stock-Based Employee Compensation" footnote (Note 8). As permitted under U.S. GAAP, the Company accounts for stock incentive plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148. "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS 123" ("SFAS 148"), for stock options (in thousands, except per share data):

                                               For the years ended December 31,
                                               --------------------------------
                                                  2004       2003       2002
                                                --------   --------   --------
Net income, as reported                         $236,011   $194,368   $125,906
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                      5,149      3,848      3,688
Deduct: Total stock-based employee
   compensation expense (stock options and
   awards) determined under fair value based
   method, net of related tax effects            (23,571)   (12,850)   (11,523)
                                                --------   --------   --------
Pro forma net income                            $217,589   $185,366   $118,071
                                                ========   ========   ========

Earnings per share:
   Basic - as reported                          $   2.29   $   1.97   $   1.34
                                                ========   ========   ========
   Basic - pro forma                            $   2.11   $   1.88   $   1.25
                                                ========   ========   ========

   Diluted - as reported                        $   2.17   $   1.89   $   1.33
                                                ========   ========   ========
   Diluted - pro forma                          $   2.01   $   1.81   $   1.24
                                                ========   ========   ========

The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

                                          2004     2003     2002
                                         ------   ------   ------
Volatility                                   50%      59%      63%
Risk-free interest rate                     3.5%     3.4%     3.1%
Dividend yield                              0.3%     0.2%     0.4%
Expected term of options (in years)         5.1      5.1      5.5
Weighted average fair value per option   $13.34   $17.97   $14.80

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

Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured.

Comprehensive Income

The accumulated aftertax other comprehensive income (loss) adjustments at December 31, 2004 and 2003, net of aggregate applicable tax benefits of $6.5 million and $3.2 million, respectively, by component and in the aggregate, follow (in thousands):

                                                                 December 31,
                                                              ------------------
                                                                2004       2003
                                                              --------   -------
Cumulative foreign currency translation adjustments           $  2,252   $ 1,311
Unrealized appreciation in fair value of investments               607     1,080
Equity adjustment for minimum pension liability                (11,453)   (6,289)
                                                              --------   -------
Total accumulated other comprehensive loss adjustments, net   $ (8,594)  $(3,898)
                                                              ========   =======

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company's financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and stockholders' equity at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and amounts reported in the accompanying notes. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts; the net carrying value of inventories; the goodwill impairment assessment; accruals pursuant to the Company's restructuring initiatives; employee benefit plan assumptions and reserves; current and deferred income tax assets, liabilities and provisions; and various other operating allowances and accruals (including employee health, property and casualty insurance accruals). Actual results could differ from those estimates depending upon the resolution of certain risks and uncertainties.

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare's customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; other contingent liabilities; loss or delay of contracts pertaining to the Company's Contract Research Organization ("CRO" or "CRO Services") segment for regulatory or other reasons; currency fluctuations between the U.S. dollar and other currencies; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company's financial instruments, including the swap agreement and other derivative instruments; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare's products and services; pricing and other competitive factors in the industry; variations in costs or expenses; and changes in accounting rules and standards.

Restatement of Diluted Earnings per Share

In October 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF No. 04-8"), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the "if-converted" accounting method, regardless of whether the market price trigger has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. Diluted earnings per common share amounts have been retroactively restated for 2003 to give effect to the application of EITF No. 04-8 as it relates to the Company's 4.00% junior subordinated convertible debentures ("4.00% Convertible Debentures") issued in the second quarter of 2003. The effect of Omnicare's fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.04 for the year ended December 31, 2003. For purposes of the "if-converted" calculation, 4,653,000 shares were assumed to be converted for the year ended December 31, 2003. Additionally, interest expense, net of taxes, of $5.0 million for the year ended December 31, 2003, was added back to net income for purposes of calculating diluted earnings per share using this method. See further discussion in Note 11.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement adopts the International Accounting Standards Board (IASB) view related to inventories, that abnormal amounts of idle capacity, freight, handling costs, and spoilage cost should be excluded from inventory and expensed as incurred. This Statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement updates and clarifies existing accounting pronouncements. This Statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement requires the Company to record compensation costs relating to equity-based payments, in its financial statements, over the requisite service period (usually the vesting period). This Statement is effective for the Company in the interim period beginning July 1, 2005. The Company will elect the "modified prospective application" method of implementing SFAS 123R, which applies to new awards and to awards modified, repurchased, or cancelled after June 30, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of June 30, 2005 will be recognized as the requisite service is rendered on or after June 30, 2005. Omnicare is currently evaluating the impact of the adoption of SFAS 123R to the Company, but has not yet quantified the effect of this new standard on its financial results for 2005 and future years.

Reclassifications

Certain reclassifications of prior-year amounts, including the presentation of movements in cash overdraft balances as net cash flows from financing activities, have been made to conform with the current-year presentation.

Note 2 - Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company's strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies and medical supply companies, which complement the Company's core business. During 2004, Omnicare completed 20 acquisitions (19 and 1 in the Pharmacy Services and CRO Services segments, respectively) of businesses and other assets, none of which were individually significant to the Company. Acquisitions of businesses required cash payments of $398.6 million (including amounts payable pursuant to acquisition agreements relating to pre-2004 acquisitions) in 2004. The impact of these aggregate acquisitions on the Company's overall goodwill balance has been reflected in the disclosures at the "Goodwill and Other Intangible Assets" footnote. During the years ended December 31, 2003 and 2002, the Company completed two and one significant acquisitions, respectively, all of which were institutional pharmacy businesses.

Further, on June 4, 2004, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of NeighborCare, Inc. ("NeighborCare") for $30.00 per share in cash. The transaction has a total value of approximately $1.6 billion, which includes the assumption of NeighborCare's net debt and any related refinancing thereof. As of December 31, 2004, the Company has deferred approximately $5.6 million of pre-acquisition costs relating to this transaction. The acquisition of NeighborCare is expected to be financed with proceeds from a $2.4 billion commitment letter the Company has secured in anticipation of the transaction or from such other financings that are sufficient, together with cash on hand, to consummate the tender offer and the proposed merger. The Company's $2.4 billion commitment letter consists of a $600 million five-year revolving credit facility, a $700 million five-year senior term A loan facility and a $1.1 billion 364-day facility. On July 13, 2004, Omnicare announced that it received a request for additional information from the Federal Trade Commission ("FTC") relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") in connection with its tender offer for NeighborCare. The request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction until 10 days after Omnicare has substantially complied with the request. Omnicare is continuing to work with the FTC with respect to the filing. The Company's tender offer is scheduled to expire at 5:00 p.m., New York City time, on April 1, 2005, unless extended.

In accordance with U.S. GAAP, all business combinations entered into after July 1, 2001 are accounted for using the purchase method, which requires that the purchase price paid for each acquisition be allocated to the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to final determination within one year after the acquisition date.

On July 15, 2003, Omnicare acquired the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $83 million. The Company funded the acquisition of SunScript from existing cash balances. Up to an additional $15.0 million may become payable post-closing in 2005, subject to adjustment.

At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services to skilled nursing and assisted living facilities comprised of approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that Sun Healthcare intended to divest in unrelated transactions). SunScript served these facilities through its network of 31 long-term care pharmacies. Omnicare has achieved certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of SunScript have been included from the date of acquisition in the Company's financial statements. The Company has completed its purchase price allocation, including the identification of goodwill, deferred tax assets and other intangible assets based on an appraisal performed by an independent valuation firm.

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
                                                ========

In connection with the purchase of SunScript, the Company acquired amortizable intangible assets comprised of customer relationship and non-compete agreement assets totaling $7.4 million and $0.9 million, respectively. Amortization periods for customer relationships and non-compete agreement assets are 14.0 years and 12.0 years, respectively, and 13.8 years on a weighted-average basis. The Company has also recorded goodwill totaling approximately $65 million (all of which is tax deductible) in connection with the acquisition. Further discussion of goodwill and other intangible assets is included in "Goodwill and Other Intangible Assets."

On January 15, 2003, Omnicare closed its $5.50 per share cash tender offer for all of the issued and outstanding shares of Class A common stock and Class B common stock of NCS HealthCare, Inc. ("NCS"). The acquisition of NCS, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $500 million. The cash consideration included the payoff of certain NCS debt totaling approximately $325.5 million, which was retired by Omnicare immediately following the acquisition. The Company initially financed the acquisition with available cash, working capital and borrowings under its three-year, $500.0 million revolving credit facility. The Company later refinanced the borrowings under its three-year, $500.0 million revolving credit facility, as described further in "Long-Term Debt."

At the time of the acquisition, NCS provided professional pharmacy and related services to long-term care facilities, including skilled nursing and assisted living facilities in 33 states and managed hospital pharmacies in 10 states. NCS added approximately 182,000 beds served in the first quarter of 2003. In addition to broadening its geographic reach, Omnicare has achieved certain economies of scale and operational efficiencies from the acquisition. The net assets and operating results of NCS have been included from the date of acquisition in the Company's financial statements. The Company has completed its purchase price allocation, including the identification of goodwill, deferred tax assets, and other intangible assets based on an appraisal performed by an independent valuation firm.

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
                            =========

In connection with the purchase of NCS, the Company acquired amortizable intangible assets comprised of customer relationship, developed technology and non-compete agreement assets totaling $46.2 million, $6.0 million and $1.7 million, respectively. Amortization periods for customer relationship, developed technology and non-compete agreement assets are 13.0 years, 8.0 years and 3.0 years, respectively, and 12.3 years on a weighted-average basis. The Company has also recorded goodwill totaling approximately $367 million (of which approximately $280 million is tax deductible) in connection with the acquisition. Further discussion of goodwill and other intangible assets is included in "Goodwill and Other Intangible Assets."

Unaudited pro forma combined results of operations of the Company and the aggregated acquisitions completed during 2004, which individually were not significant, are presented below for the years ended December 31, 2004 and 2003. Such pro forma presentation has been prepared assuming that these 2004 acquisitions had been made as of January 1, 2003.

The unaudited pro forma combined financial information follows (in thousands, except per share data):

                                 For the years ended
                                     December 31,
                               -----------------------
                                  2004         2003
                               ----------   ----------
Pro forma net sales            $4,342,526   $3,962,030
Pro forma net income           $  236,874   $  195,776
Pro forma earnings per share:
   Basic                       $     2.29   $     1.98
                               ==========   ==========
   Diluted                     $     2.18   $     1.91
                               ==========   ==========

Warrants outstanding as of December 31, 2004, issued in connection with acquisitions, represent the right to purchase 1.8 million shares of Omnicare common stock. These warrants can be exercised at any time through 2006 at prices ranging from $29.70 to $48.00 per share. Warrants to purchase 60,000 shares of common stock, issued in prior years, were exercised in 2004.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether certain future events occur. The agreements also include provisions containing a number of representations and covenants by the seller and provide that if those representations are found not to have been true or if those covenants are violated, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the related agreement. There are no significant anticipated future offsets against acquisition-related payables and/or contingencies under indemnity provisions as of December 31, 2004 and 2003. Amounts contingently payable through 2006, primarily representing payments originating from earnout provisions, total approximately $45.8 million as of December 31, 2004 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made. The amount of cash paid for acquisitions of businesses in the Consolidated Statements of Cash Flows represents acquisition-related payments made in each of the years of acquisition, as well as acquisition-related payments made during each of the years pursuant to acquisition transactions entered into in prior years.

Note 3 - Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

                                                  December 31,
                                               ------------------
                                                 2004      2003
                                               -------   --------
Cash                                           $49,937   $ 74,662
Money market funds                               4,494         --
U.S. government-backed repurchase agreements    29,738    112,751
                                               -------   --------
                                               $84,169   $187,413
                                               =======   ========

Repurchase agreements represent investments in U.S. government-backed securities (treasury issues at December 31, 2004, and treasury issues and government agency issues at December 31, 2003), under agreements to resell the securities to the counterparty. The term of the agreement usually spans overnight, but in no case is longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the bank counterparty.

Note 4 - Properties and Equipment

A summary of properties and equipment follows (in thousands):

                                                      December 31,
                                                 ---------------------
                                                    2004        2003
                                                 ---------   ---------
Land                                             $   1,624   $   1,624
Buildings and building improvements                  7,165       7,526
Computer equipment and software                    199,858     189,367
Machinery and equipment                             91,776      86,780
Furniture, fixtures and leasehold improvements      64,522      63,508
                                                 ---------   ---------
                                                   364,945     348,805
Accumulated depreciation                          (222,524)   (200,498)
                                                 ---------   ---------
                                                 $ 142,421   $ 148,307
                                                 =========   =========

Note 5 - Goodwill and Other Intangible Assets

During the third quarters of 2004 and 2003, the Company completed its annual goodwill impairment assessment based on an evaluation of estimated future cash flows at the reporting unit level and determined that goodwill was not impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004, by business segment, are as follows (in thousands):

                                   Pharmacy       CRO
                                   Services    Services      Total
                                  ----------   --------   ----------
Balance as of January 1, 2003     $1,149,939    $38,968   $1,188,907
Goodwill acquired in the year
   ended December 31, 2003           473,160         --      473,160
Other                                 26,505      1,986       28,491
                                  ----------    -------   ----------
Balance as of December 31, 2003    1,649,604     40,954    1,690,558
Goodwill acquired in the year
   ended December 31, 2004           278,288     40,846      319,134
Other                                 (7,280)       811       (6,469)
                                  ----------    -------   ----------
Balance as of December 31, 2004   $1,920,612    $82,611   $2,003,223
                                  ==========    =======   ==========

The "Other" captions above include the settlement of acquisition matters relating to prior-year acquisitions (including payments pursuant to acquisition agreements such as deferred payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocation). "Other" also includes the effect of adjustments due to foreign currency translations, which relate solely to CRO Services.

The table below presents the Company's other intangible assets (included in the "Other noncurrent assets" caption on the Consolidated Balance Sheets) at December 31, 2004 and 2003, all of which are subject to amortization (in thousands):

                                        December 31, 2004
                               ----------------------------------
                                 Gross                      Net
                               Carrying    Accumulated   Carrying
                                Amount    Amortization    Amount
                               --------   ------------   --------
Customer relationship assets    $69,154     $(11,864)     $57,290
Non-compete agreements           15,044       (9,194)       5,850
Technology assets                 5,990       (1,469)       4,521
Other                               442         (217)         225
                                -------     --------      -------
Total                           $90,630     $(22,744)     $67,886
                                =======     ========      =======

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
                                =======     ========      =======

Pretax amortization expense related to intangible assets was $8.9 million, $6.4 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2004 for the next five fiscal years is as follows (in thousands):

 Year Ended    Amortization
December 31,      Expense
------------   ------------
    2005          $8,025
    2006           6,939
    2007           6,491
    2008           6,484
    2009           6,482

Note 6 - Leasing Arrangements

The Company has operating leases that cover various operating and administrative facilities and certain operating equipment. In most cases, the Company expects that these leases will be renewed or replaced by other leases in the normal course of business. There are no significant contingent rentals in the Company's operating leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 2004 (in thousands):

2005                   $ 28,897
2006                     24,357
2007                     19,590
2008                     13,752
2009                     10,294
Later years              19,232
                       --------
Total minimum
   payments required   $116,122
                       ========

Total rent expense under operating leases for the years ended December 31, 2004, 2003 and 2002 were $48.1 million, $37.5 million and $31.8 million, respectively.

Note 7 - Long-Term Debt

A summary of long-term debt follows (in thousands):


                                                                   December 31,
                                                             -----------------------
                                                                2004         2003
                                                             ----------   ----------
Term A loan, due in installments through 2007                $  135,385   $  155,897
Revolving credit facility, due 2007                             170,000           --
8.125% senior subordinated notes, due 2011                      375,000      375,000
6.125% senior subordinated notes, due 2013                      250,000      250,000
4.00% junior subordinated convertible debentures, due 2033      345,000      345,000
Capitalized lease obligations                                     1,392          667
                                                             ----------   ----------
                                                              1,276,777    1,126,564
Less interest rate swap agreement                               (17,492)     (23,178)
Less current portion                                            (25,218)     (20,709)
                                                             ----------   ----------
Total long-term debt                                         $1,234,067   $1,082,677
                                                             ==========   ==========


The following is a schedule of required long-term debt payments due during each of the next five years and thereafter, as of December 31, 2004 (in thousands):


2005          $   25,218
2006              45,645
2007             235,716
2008                  62
2009                  62
Later years      970,074
              ----------
              $1,276,777
              ==========

Total interest payments made for the years ended December 31, 2004, 2003 and 2002 were $64.4 million, $71.4 million (which includes the $8.9 million call premium related to the early redemption of the Company's 5.0% convertible subordinated debentures, as discussed below) and $51.8 million, respectively. As of December 31, 2004, the Company had approximately $13.1 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

During the second quarter of 2003, the Company completed its offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 ("6.125% Senior Notes"), issued at par, and 6,468,750 shares of common stock, $1 par value, at $29.16 per share, for gross proceeds of approximately $189 million, and the offering, through Omnicare Capital Trust I, a statutory trust formed by the Company (the "Old Trust"), of $345.0 million aggregate liquidation amount of 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the "Old Trust PIERS").

Revolving Credit Facilities and Term A Loan

In early 2001, the Company entered into a three-year syndicated $500.0 million revolving line of credit facility (the "Revolving Credit Facility"). In January 2003, the Company borrowed $499.0 million under the Revolving Credit Facility to finance its acquisition of NCS (see "Acquisitions" footnote). The Revolving Credit Facility was retired in connection with the mid-2003 refinancing transactions.

In connection with the mid-2003 refinancings, the Company entered into a new, four-year $750.0 million credit facility ("Credit Facility"), consisting of a $250.0 million term A loan commitment and a $500.0 million revolving credit commitment, including a $25.0 million letter of credit subfacility. The new Credit Facility bears interest at the Company's option at a rate equal to either: (i) the London Interbank Offered Rate ("LIBOR") plus a margin that varies depending on certain ratings on the Company's senior long-term debt; or
(ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company is charged a commitment fee on the unused portion of the revolving credit portion of the Credit Facility, which also varies depending on such ratings. At December 31, 2004, the weighted-average interest rate on funds drawn was 4.06%, the LIBOR interest rate margin was 1.375% and the commitment fee was 0.375%. There is no utilization fee associated with the Credit Facility. The Credit Facility agreement contains financial covenants, which include a fixed charge coverage ratio and minimum consolidated net worth levels as well as certain representations and warranties, affirmative and negative covenants, and events of default customary for such a facility. The Company was in compliance with these covenants as of December 31, 2004.

The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan portion of the new Credit Facility to repay the balance of the Company's existing Revolving Credit Facility of $474.0 million, with remaining proceeds being used for general corporate purposes. The Company paid down $20.5 million and $94.1 million on the term A loan during 2004 and 2003, respectively. The $135.4 million outstanding at December 31, 2004 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $24.6 million due within one year. There was $170.0 million outstanding as of December 31, 2004 under the revolving credit commitment of the Credit

Facility. The revolving credit commitment of the Credit Facility had no outstanding loans as of December 31, 2003.

Upon the issuance of the Credit Facility, the Company had deferred debt issuance costs of $9.6 million. During 2004, 2003 and 2002, respectively, the Company amortized approximately $2.4 million, $2.1 million and $2.0 million of deferred debt issuance costs related to its revolving credit facilities.

5.0% Convertible Subordinated Debentures

In December 1997, the Company issued $345.0 million of 5.0% convertible subordinated debentures due 2007 ("5.0% Convertible Debentures"). In connection with the issuance of the 5.0% Convertible Debentures, the Company deferred $8.5 million in debt issuance costs, of which approximately $0.4 million and $0.9 million was amortized in the years ended December 31, 2003 and 2002, respectively.

The Company used a portion of the net proceeds from the common stock offering and the net proceeds from the Old Trust PIERS offering to redeem the entire outstanding $345.0 million aggregate principal amount of the Company's 5% Convertible Debentures, with remaining proceeds being used for general corporate purposes. The total redemption price, including the call premium, was approximately $353.9 million. Accordingly, a $12.7 million pretax charge ($7.9 million aftertax, or $0.07 per diluted share) was recognized in interest expense during the year ended December 31, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5.0% Convertible Debentures.

8.125% Senior Subordinated Notes

Concurrent with the issuance of the 2001 Revolving Credit Facility, the Company completed the issuance, at par value, of $375.0 million of 8.125% senior subordinated notes due 2011 ("8.125% Senior Notes"). In connection with the issuance of the 8.125% Senior Notes, the Company deferred $11.1 million in debt issuance costs, of which approximately $1.1 million was amortized in each of the three years ended December 31, 2004. The 8.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments. The 8.125% Senior Notes were subsequently exchanged for replacement notes with identical terms, which were registered with the Securities and Exchange Commission.

6.125% Senior Subordinated Notes

As described above, the Company completed, during the second quarter of 2003, its offering of $250.0 million of 6.125% Senior Notes due 2013. In connection with the issuance of the 6.125% Senior Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.7 million was amortized during 2004, and approximately $0.4 million was amortized during 2003. The 6.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

In connection with its offering of $250.0 million of 6.125% Senior Notes due 2013, during the second quarter of 2003, the Company entered into an interest rate swap agreement ("Swap Agreement") on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate was 5.105% at December 31, 2004. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $17.5 million at December 31, 2004 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes.

4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% Junior Subordinated Convertible Debentures ("4.00% Convertible Debentures") due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2004, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company's future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. In connection with the issuance of the 4.00% junior subordinated convertible debentures, the Company deferred $10.8 million in debt issuance costs, of which approximately $0.4 million and $0.2 million was amortized in the years ended December 31, 2004 and 2003, respectively.

Note 8 - Stock-Based Employee Compensation

At December 31, 2004, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, including the 2004 Stock and Incentive Plan, approved by the stockholders at the Company's May 18, 2004 Annual Meeting of Stockholders. Beginning May 18, 2004, stock-based incentive awards are made only from the 2004 Stock and Incentive Plan. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. Under these plans, stock options generally vest and become exercisable at varying points in time, ranging up to four years in length. Further, the life of the stock options typically spans ten years from the grant date. Omnicare's policy is to issue new shares upon stock option exercise. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

Under the 1992 Long-Term Stock Incentive Plan, the Company granted stock awards and stock options at not less than the fair market value of the Company's common stock on the date of grant.

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

During 2004, stockholders of the Company approved the 2004 Stock and Incentive Plan, under which the Company is authorized to grant equity-based and other incentive compensation to employees, officers, directors, consultants and advisors of the Company in an amount aggregating up to 10.0 million shares of Company common stock.

The Company also had a Director Stock Plan, which allowed for stock options and stock awards to be granted to certain non-employee directors. As of May 18, 2004, this plan was terminated. Consequently, awards are no longer being made from this plan.

Summary information for stock options is presented below (in thousands, except exercise price data):

                                                    2004                2003                2002
--------------------------------------------------------------------------------------------------
                                                  Weighted            Weighted            Weighted
                                                   Average             Average             Average
                                                  Exercise            Exercise            Exercise
                                         Shares     Price    Shares     Price    Shares     Price
--------------------------------------------------------------------------------------------------
Options outstanding, beginning of year    7,998    $24.03     9,508    $20.78     7,913    $19.31
Options granted                           1,351     28.01       816     39.78     2,074     26.38
Options exercised                          (815)    20.49    (2,208)    15.85      (230)    15.30
Options forfeited                          (121)    26.73      (118)    23.37      (249)    25.47
                                          -----              ------               -----
Options outstanding, end of year          8,413    $24.99     7,998    $24.03     9,508    $20.78
                                          -----              ------               -----
Options exercisable, end of year          4,991    $22.55     4,379    $21.85     4,518    $20.45
--------------------------------------------------------------------------------------------------

The following summarizes information about stock options outstanding and exercisable as of December 31, 2004 (in thousands, except exercise price and remaining life data):

-------------------------------------------------------------------------------------------
                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------
                                         Weighted
                        Number           Average       Weighted       Number       Weighted
                    Outstanding at      Remaining       Average   Exercisable at    Average
Range of Exercise    December 31,      Contractual     Exercise    December 31,    Exercise
      Prices             2004        Life (in years)     Price         2004          Price
-------------------------------------------------------------------------------------------
$7.72 - $15.45           1,635             4.5          $14.92         1,635        $14.92
15.46 -  23.17           1,930             6.4           18.95         1,361         18.40
23.18 -  30.90           3,441             7.6           27.34         1,195         27.43
30.91 -  38.61             644             4.1           36.40           585         36.65
38.62 -  61.79             763             8.6           41.56           215         41.47
                         -----                                         -----
$7.72 - $61.79           8,413             6.5          $24.99         4,991        $22.55
-------------------------------------------------------------------------------------------

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

Summary information relating to stock award grants is presented below:

                                         For the years ended December 31,
                                            2004       2003       2002
                                         --------------------------------
Nonvested shares                           653,946    861,183    538,529
Unrestricted shares                          3,600      4,000      4,800
Weighted average grant date fair value    $  38.94   $  30.97   $  21.32

When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 2004, 2003 and 2002, the amount of pretax compensation expense related to stock awards was $8.2 million, $6.1 million and $5.9 million, respectively.

Note 9 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company's acquisitions. The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code ("IRC") Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act ("ERISA"). The Company matches employee contributions in varying degrees (either in shares of the Company's common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents. Expense relating primarily to the Company's matching contributions for these defined contribution plans for the years ended
December 31, 2004, 2003 and 2002 was $4.8 million, $3.9 million and $3.8 million, respectively.

The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale (the "Qualified Plan"). Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994. Obligations under the plan of $3.3 million were fully funded at December 31, 2004.

The Company also has an excess benefit plan which provides retirement payments to certain headquarters employees in amounts generally consistent with what they would have received under the Qualified Plan, frozen in 1993. The retirement benefits provided by the excess benefit plan are generally comparable to those that would have been earned in the Qualified Plan, if payments under the Qualified Plan were not limited by the IRC. The Company has established rabbi trusts, which are invested primarily in a mutual fund holding U.S. Treasury obligations, to provide for retirement obligations under the excess benefit plan. The Company's policy is to fund pension costs in accordance with the funding provisions of ERISA.

The following table presents the components of pension cost (in thousands):

                                        For the years ended
                                           December 31,
                                     ------------------------
                                      2004     2003     2002
                                     ------   ------   ------
Service cost                         $1,547   $1,432   $2,192
Interest cost                         2,290    1,831    1,513
Amortization of deferred amounts
(primarily prior actuarial losses)    1,913      969      479
Expected return on assets              (229)    (216)    (206)
                                     ------   ------   ------
Net periodic pension cost            $5,521   $4,016   $3,978
                                     ======   ======   ======

The Company uses a December 31 measurement date for the Qualified Plan and the excess benefit plan.

Actuarial assumptions used to calculate the benefit obligations and expenses include the following:

                                               2004   2003   2002
                                              -----   ----   ----
Discount rate used for benefit obligations     5.75%  6.00%  6.75%
Discount rate used for benefit expenses        6.00%  6.75%  7.25%
Expected long-term rate of return on assets    7.00%  8.00%  8.00%
Rate of increase in compensation levels       10.00%  6.00%  6.00%

The expected long-term rate of return on assets was estimated based on the historical long-term rate of return on intermediate-term U.S. Government securities.

The aggregate assets invested for settlement of the Company's pension obligations, including rabbi trust assets, ("plan assets") as of December 31, 2004 and 2003 are greater than the aggregate Accumulated Benefit Obligation ("ABO") by $2.4 million and $2.9 million, respectively. Since rabbi trust assets do not serve to offset the Company's pension obligation in accordance with U.S. GAAP, an additional minimum pension liability has been recorded, as a component of other comprehensive income, for the difference between the ABO and the recorded liability for the excess benefit plan. The plan assets as of December 31, 2004 and 2003 are less than the aggregate Projected Benefit Obligation ("PBO") by $11.2 million and $5.4 million, respectively (collectively referred to as "net PBO"). The increase in the net PBO from the prior year of $5.8 million primarily relates to an increase in plan assets of $12.8 million, more than offset by an actuarial loss of $9.8 million, interest expense (including the change in the discount rate) of $7.7 million and service costs of $1.1 million.

Plan assets amounted to $45.9 million and $33.1 million at December 31, 2004 and 2003, respectively, and are held in Vanguard Intermediate Term Treasury Fund Admiral Shares.

The Company's investment strategy generally targets investing in intermediate U.S. Government securities, seeking a high level of interest income while investing in intermediate-term U.S. Treasury bonds and other securities with an average maturity of between five and 10 years.

The estimated aggregate contributions expected to be paid to the excess benefit plan during the year ended December 31, 2005 total approximately $15.4 million. No payment is anticipated to be made to the qualified plan. Projected benefit payments, which reflect expected future service, as appropriate, for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter from the excess benefit plan as of December 31, 2004 are estimated as follows (in thousands):

             2005   $ 3,172
             2006     3,260
             2007     3,399
             2008     3,571
             2009     3,737
Years 2010 - 2014    23,355

In addition, the Company has a supplemental pension plan ("SPP") in which certain of its officers participate. Retirement benefits under the SPP are calculated on the basis of a specified percentage of the officers' covered compensation, years of credited service and a vesting schedule, as specified in the plan documents. Expense relating to the SPP was $0.8 million in each of the years ended December 31, 2004, 2003 and 2002. Obligations of the SPP of $3.8 million were fully funded at December 31, 2004.

In November 1999, the Company's Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the "ESPP"). Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company's common stock. For each share of stock purchased, the participant also receives two options to purchase additional shares of the Company's stock. The options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares are not held by the participant for a minimum of two years. The options have a ten-year life from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company's stock on the open market. Prior to May 18, 2004, options awarded under the ESPP were issued out of the 1992 Long-Term Stock Incentive Plan and the 1998 Long-Term Employee Incentive Plan. Beginning May 18, 2004, stock-based incentive awards are made only from the 2004 Stock and Incentive Plan. All options awarded are included in the option activity presented in Note 8 of the Notes to Consolidated Financial Statements.

Note 10 - Income Taxes

The provision for income taxes is comprised of the following (in thousands):

                              For the years ended December 31,
                              --------------------------------
                                  2004       2003       2002
                                --------   --------   -------
Current provision:
   Federal                      $ 77,753   $ 66,224   $55,898
   State, local and foreign        3,281      6,172     5,819
                                --------   --------   -------
                                  81,034     72,396    61,717
                                --------   --------   -------

Deferred provision:
   Federal                        52,697     36,888    12,881
   State and foreign               5,457      6,797     2,547
                                --------   --------   -------
                                  58,154     43,685    15,428
                                --------   --------   -------
Total income tax provision      $139,188   $116,081   $77,145
                                ========   ========   =======

Tax benefits related to the exercise of stock options and stock awards have been credited to paid-in capital in amounts of $10.4 million, $14.7 million and $0.6 million for 2004, 2003 and 2002, respectively.

The difference between the Company's reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

                                                             For the years ended December 31,
                                                    --------------------------------------------------
                                                          2004              2003             2002
                                                    ---------------   ---------------   --------------
Federal income tax at the statutory rate            $131,320   35.0%  $108,657   35.0%  $71,068   35.0%
State and local income taxes, net of federal
   income tax benefit                                  4,972    1.3      7,871    2.5     4,999    2.5
Other, net (including tax accrual adjustments)         2,896    0.8       (447)  (0.1)    1,078    0.5
                                                    --------   ----   --------   ----   -------   ----

Total income tax provision                          $139,188   37.1%  $116,081   37.4%  $77,145   38.0%
                                                    ========   ====   ========   ====   =======   ====

Income tax payments, net, amounted to $73.5 million, $43.3 million and $64.2 million in 2004, 2003 and 2002, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):

                                            December 31,
                                        -------------------
                                          2004       2003
                                        --------   --------
Accrued liabilities                     $ 80,662   $ 77,417
Net operating loss carryforwards          62,095     72,464
Accounts receivable reserves              33,934     35,376
Other                                      9,527     11,457
                                        --------   --------
   Gross deferred tax assets            $186,218   $196,714
                                        ========   ========

Amortization of intangibles             $208,771   $173,079
Fixed assets and depreciation methods      1,339     10,015
Current and noncurrent assets              9,568      6,993
Other                                      9,566      4,316
                                        --------   --------
   Gross deferred tax liabilities       $229,244   $194,403
                                        ========   ========

In 2003, the Company, as a result of its acquisition of NCS, acquired federal net operating loss carryforwards totaling, as of December 31, 2003, $204.5 million pretax and $71.5 million tax-effected. The remaining federal net operating loss carryforward is $177.8 million pretax, and $62.2 million tax-effected as of December 31, 2004. In addition, the Company acquired NCS state net operating loss carryforwards totaling $13.9 million tax-effected and net of the federal tax benefit as of December 31, 2004. Both the federal and state net operating losses will expire, in varying amounts, from 2010 through 2022. The acquired net operating loss carryforwards are subject to an annual limitation under IRC Section 382 and other statutory regulations. The Company has recorded a $14.0 million valuation allowance for those carryforwards expected to expire unutilized as a result of federal and state regulations, any portion of which, if subsequently realized, would serve to reduce goodwill.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share data):

                                                For the year ended December 31, 2004
                                              ---------------------------------------
                                                 Income         Shares      Per Share
                                              (Numerator)   (Denominator)    Amounts
                                              -----------   -------------   ---------
Basic EPS
Net income                                      $236,011       103,238        $2.29
                                                                              =====
Effect of Dilutive Securities
4.00% Convertible Debentures                       9,062         8,451
Stock options, warrants and awards                    --         1,130
                                                --------       -------
Diluted EPS
Net income plus assumed conversions             $245,073       112,819        $2.17
                                                ========       =======        =====

                                                For the year ended December 31, 2003
                                              ---------------------------------------
                                                 Income         Shares      Per Share
                                              (Numerator)   (Denominator)    Amounts
                                              -----------   -------------   ---------
Basic EPS
Net income                                      $194,368        98,800        $1.97
                                                                              =====
Effect of Dilutive Securities
4.00% Convertible Debentures                       4,959         4,653
5.0% Convertible Debentures                        4,870         3,630
Stock options, warrants and awards                    --           813
                                                --------       -------
Diluted EPS
Net income plus assumed conversions             $204,197       107,896        $1.89
                                                ========       =======        =====

                                                For the year ended December 31, 2002
                                              ---------------------------------------
                                                 Income         Shares      Per Share
                                              (Numerator)   (Denominator)    Amounts
                                              -----------   -------------   ---------
Basic EPS
Net income                                      $125,906        94,168        $1.34
                                                                              =====
Effect of Dilutive Securities
Stock options, warrants and awards                    --           737
                                                --------        ------
Diluted EPS
Net income plus assumed conversions             $125,906        94,905        $1.33
                                                ========        ======        =====

During the years ended December 31, 2004, 2003 and 2002, the anti-dilutive effect associated with certain options and warrants was excluded from the computation of diluted EPS, since the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods. The aggregate anti-dilutive stock options and warrants excluded for those years totaled 2.8 million, 3.4 million and 4.5 million, respectively.

In connection with the Company's adoption of EITF No. 04-8, the years ended December 31, 2004 and 2003 include the dilutive effect of the $345.0 million of 4.00% Convertible Debentures due 2033, which assumes conversion using the "if converted" method. Under that method, the 4.00% Convertible Debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the 4.00% Convertible Debentures is added back to net income. See further discussion in "Description of Business and Summary of Significant Accounting Policies" footnote.

The year ended December 31, 2003 includes the dilutive effect of the $345.0 million of 5.0% Convertible Debentures, which assumes conversion using the "if converted" method. Under that method, the 5.0% Convertible Debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the 5.0% Convertible Debentures is added back to net income. In July 2003, the Company completed the early redemption of the entire $345.0 million aggregate principal amount of the outstanding 5.0% Convertible Debentures. The 5.0% Convertible Debentures, which were convertible at $39.60 per share, were outstanding during the year ended December 31, 2002, but were not included in the computation of diluted EPS because the impact was anti-dilutive.

Note 12 - Restructuring Charges

Phase II Program

In 2002, the Company completed its previously disclosed second phase of the productivity and consolidation initiative (the "Phase II Program").

In connection with the Phase II Program, the Company expensed approximately $23.2 million pretax ($14.4 million aftertax, or $0.15 per diluted share) during the year ended December 31, 2002, when the amounts were required to be recognized in accordance with U.S. GAAP. The restructuring charges included severance pay, the buy-out of employment agreements, the buy-out of lease obligations, the write-off of leasehold improvements and other assets, and related fees and facility exit costs.

Details of the pretax restructuring charges relating to the Phase II Program follow (in thousands):

                                                Balance at      2002      Utilized    Balance at    Utilized
                                                January 1,   Provision/    during    December 31,    during
                                                   2002        Accrual      2002         2002         2003
                                                ----------   ----------   --------   ------------   --------
Restructuring charges:
   Employee severance                             $1,642       $ 2,177    $ (2,655)     $1,164      $(1,164)
   Employment agreement buy-outs                     508            --        (214)        294         (294)
   Lease terminations                                606         5,862      (1,846)      4,622       (1,155)
   Other assets, fees and facility exit costs      3,027        15,156     (14,690)      3,493       (2,878)
                                                  ------       -------    --------      ------      -------
      Total restructuring charges                 $5,783       $23,195    $(19,405)     $9,573      $(5,491)
                                                  ======       ========   ========      ======      =======

                                                 Balance at    Utilized    Balance at
                                                December 31,    during    December 31,
                                                    2003         2004         2004
                                                ------------   --------   ------------
Restructuring charges:
   Employee severance                              $   --       $  --        $   --
   Employment agreement buy-outs                       --          --            --
   Lease terminations                               3,467        (530)        2,937
   Other assets, fees and facility exit costs         615        (220)          395
                                                   ------       -----        ------
      Total restructuring charges                  $4,082       $(750)       $3,332
                                                   ======       =====        ======

As of December 31, 2004, the Company had paid approximately $8.5 million of severance and other employee-related costs relating to the reduction of approximately 460 employees. The remaining liabilities recorded at December 31, 2004 represent amounts not yet paid or settled relating to actions taken (primarily consisting of remaining lease payments), and will be adjusted in future periods as these matters are finalized.

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

Note 14 - Commitments and Contingencies

Omnicare continuously evaluates contingencies based upon the best available information. The Company believes that liabilities have been provided to the extent necessary in cases where the outcome is considered probable and reasonably estimable, and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management's estimates, future earnings will be charged or credited accordingly.

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. The Company is also involved in various legal actions arising in the normal course of business. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse affect on the Company's consolidated financial position.

Note 15 - Segment Information

Based on the "management approach" as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Omnicare has two operating segments. The Company's larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services in 47 states in the United States of America ("USA") and in Canada at December 31, 2004. The Company's other segment is CRO Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at December 31, 2004, including the USA.

The table below presents information about the segments as of and for the years ended December 31, 2004, 2003 and 2002, and should be read in connection with the paragraphs that follow (in thousands):

                                          For the years ended December 31,
                                ----------------------------------------------------
                                                          Corporate
                                 Pharmacy       CRO          and        Consolidated
2004:                            Services    Services   Consolidating      Totals
------------------------------------------------------------------------------------
Net sales                       $3,983,641   $136,250     $     --       $4,119,891
Depreciation and amortization       52,247      1,504        2,545           56,296
Operating income (expense)         478,232     13,005      (48,801)         442,436
Total assets                     3,424,980    143,482      330,719        3,899,181
Capital expenditures                15,162        575        2,189           17,926

2003:
------------------------------------------------------------------------------------
Net sales                       $3,345,301   $153,873     $     --       $3,499,174
Depreciation and amortization       48,915      1,770        2,335           53,020
Operating income (expense)         412,986     12,562      (37,965)         387,583
Total assets                     3,007,405     99,693      287,923        3,395,021
Capital expenditures                15,325        990          800           17,115

2002:
------------------------------------------------------------------------------------
Net sales                       $2,467,237   $165,517     $     --       $2,632,754
Depreciation and amortization       40,389      2,237        2,637           45,263
Restructuring charges               (6,769)   (16,426)          --          (23,195)
Operating income (expense)         288,196      4,610      (36,220)         256,586
Total assets                     2,126,718    120,155      180,712        2,427,585
Capital expenditures                22,900        776          972           24,648

The following summarizes sales and long-lived assets by geographic area as of and for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                              Net Sales                       Long-Lived Assets
                ------------------------------------   ------------------------------
                   2004         2003         2002        2004       2003       2002
                ----------   ----------   ----------   --------   --------   --------
United States   $4,075,012   $3,456,806   $2,596,605   $139,173   $146,858   $138,516
Foreign             44,879       42,368       36,149      3,248      1,449      1,392
                ----------   ----------   ----------   --------   --------   --------
Total           $4,119,891   $3,499,174   $2,632,754   $142,421   $148,307   $139,908
                ==========   ==========   ==========   ========   ========   ========

The determination of foreign sales is based on the country in which the sales originate. No individual foreign country's sales were material to the consolidated sales of Omnicare. In accordance with EITF No. 01-14, Omnicare included in its net sales, during the years ended

December 31, 2004, 2003 and 2002, reimbursable out-of-pockets totaling $10.2 million, $15.2 million and $18.6 million, respectively, for the United States geographic area; $8.5 million, $9.6 million and $7.7 million, respectively, for the foreign geographic area; and $18.7 million, $24.8 million and $26.3 million, respectively, for the total net sales.

Note 16 - Summary of Quarterly Results (Unaudited)

The following table presents the Company's quarterly financial information for 2004 and 2003 (in thousands, except per share data):

                                  First      Second        Third       Fourth        Full
                                 Quarter     Quarter      Quarter      Quarter       Year
                                --------   ----------   ----------   ----------   ----------
2004

Total net sales(a)              $982,279   $1,010,597   $1,053,933   $1,073,082   $4,119,891
Total direct costs(a)            727,611      754,977      795,363      811,572    3,089,523
                                --------   ----------   ----------   ----------   ----------
Gross profit                     254,668      255,620      258,570      261,510    1,030,368
Selling, general and
   administrative expenses       138,662      143,327      152,249      153,694      587,932
                                --------   ----------   ----------   ----------   ----------
Operating income                 116,006      112,293      106,321      107,816      442,436
Investment income                    634          905          691          954        3,184
Interest expense                 (16,712)     (17,243)     (17,582)     (18,884)     (70,421)
                                --------   ----------   ----------   ----------   ----------
Income before income taxes        99,928       95,955       89,430       89,886      375,199
Income taxes                      36,437       35,501       33,544       33,706      139,188
                                --------   ----------   ----------   ----------   ----------
Net income                      $ 63,491   $   60,454   $   55,886   $   56,180   $  236,011
                                ========   ==========   ==========   ==========   ==========

Earnings per share:(b)
      Basic                     $   0.61   $     0.58   $     0.54   $     0.55   $     2.29
                                ========   ==========   ==========   ==========   ==========
      Diluted (c)(d)            $   0.58   $     0.55   $     0.52   $     0.52   $     2.17
                                ========   ==========   ==========   ==========   ==========

Weighted average number of
   common shares outstanding:
      Basic                      103,458      103,996      104,171      101,321      103,238
                                ========   ==========   ==========   ==========   ==========
      Diluted (c)(d)             113,220      113,453      112,808      111,498      112,819
                                ========   ==========   ==========   ==========   ==========

See Notes to Summary of Quarterly Results on the following page.

                                  First     Second      Third     Fourth       Full
2003                             Quarter    Quarter    Quarter    Quarter      Year
                                --------   --------   --------   --------   ----------
Total net sales(a)              $805,861   $844,033   $901,654   $947,626   $3,499,174
Total direct costs(a)            597,900    623,056    674,399    706,259    2,601,614
                                --------   --------   --------   --------   ----------
Gross profit                     207,961    220,977    227,255    241,367      897,560
Selling, general and
   administrative expenses       126,928    130,090    123,592    129,367      509,977
                                --------   --------   --------   ---------  -----------
Operating income                  81,033     90,887    103,663    112,000      387,583
Investment income                    588      1,166        880      1,532        4,166
Interest expense (Note 7)        (16,456)   (21,875)   (26,316)   (16,653)     (81,300)
                                --------   --------   --------   --------   ----------
Income before income taxes        65,165     70,178     78,227     96,879      310,449
Income taxes                      24,742     26,677     29,397     35,265      116,081
                                --------   --------   --------   --------   ----------
Net income                      $ 40,423   $ 43,501   $ 48,830   $ 61,614   $  194,368
                                ========   ========   ========   ========   ==========

Earnings per share:(b)
      Basic                     $   0.43   $   0.45   $   0.48   $   0.60   $     1.97
                                ========   ========   ========   ========   ==========
      Diluted(c)                $   0.42   $   0.44   $   0.46   $   0.57   $     1.89
                                ========   ========   ========   ========   ==========

Weighted average number of
   common shares outstanding:
      Basic                       94,386     96,034    101,965    102,688       98,800
                                ========   ========   ========   ========   ==========
      Diluted(c)                 104,029    104,503    111,395    112,195      107,896
                                ========   ========   ========   ========   ==========

Notes to Summary of Quarterly Results:

(a) In accordance with EITF No. 01-14, Omnicare has recorded reimbursements received for "out-of-pocket" expenses on a grossed-up basis in total net sales and total direct costs for both the 2004 and 2003 periods. EITF No. 01-14 relates solely to the Company's CRO Services business.

(b) Earnings per share is calculated independently for each separately reported quarterly and full year period. Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

(c) In connection with the adoption of EITF No. 04-8 in the fourth quarter of 2004, the Company restated previously reported diluted earnings per share and the diluted weighted average number of common shares outstanding. See further discussion at the "Description of Business and Summary of Significant Accounting Policies" and "Earnings Per Share Data" footnotes.

(d) The first quarter, second quarter and full year of 2003 periods, include the dilutive effect of the $345.0 million of 5.0% Convertible Debentures, which assumes conversion using the "if converted" method. Under that method, the 5.0% Convertible Debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the 5.0% Convertible Debentures is added back to net income.

Note 17 - Guarantor Subsidiaries

The Company's 8.125% Senior Notes due 2011 and the 6.125% Senior Notes due 2013 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. ("Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2004 and 2003 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years ended December 31, 2004, 2003 and 2002. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

                   Summary Consolidating Statements of Income

(In thousands)                                                       For the years ended December 31,
                                               ----------------------------------------------------------------------------
                                                            Guarantor    Non-Guarantor                  Omnicare, Inc. and
2004:                                           Parent    Subsidiaries    Subsidiaries   Eliminations      Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
Total net sales                                $     --    $4,002,582      $117,309       $      --         $4,119,891
Total direct costs                                   --     2,998,265        91,258              --          3,089,523
                                               --------   -----------      --------       ---------         ----------
Gross profit                                         --     1,004,317        26,051              --          1,030,368
Selling, general and administrative expenses      5,723       562,056        20,153              --            587,932
                                               --------   -----------      --------       ---------         ----------
Operating income (loss)                          (5,723)      442,261         5,898              --            442,436
Investment income                                   605         2,579            --              --              3,184
Interest expense                                (63,021)       (5,839)       (1,561)             --            (70,421)
                                               --------   -----------      --------       ---------         ----------
Income (loss) before income taxes               (68,139)      439,001         4,337              --            375,199
Income tax (benefit) expense                    (25,893)      163,433         1,648              --            139,188
Equity in net income of subsidiaries            278,257            --            --        (278,257)                --
                                               --------   -----------      --------       ---------         ----------
Net income (loss)                              $236,011    $  275,568      $  2,689       $(278,257)        $  236,011
                                               ========   ===========      ========       =========         ==========

2003:
--------------------------------------------------------------------------------------------------------------------------

Total net sales                                $     --    $3,372,657      $126,517       $      --         $3,499,174
Total direct costs                                   --     2,498,805       102,809              --          2,601,614
                                               --------   -----------      --------       ---------         ----------
Gross profit                                         --       873,852        23,708              --            897,560
Selling, general and administrative expenses      7,086       481,185        21,706              --            509,977
                                               --------   -----------      --------       ---------         ----------
Operating income (loss)                          (7,086)      392,667         2,002              --            387,583
Investment income                                 2,832         1,216           118              --              4,166
Interest expense                                (79,133)       (1,671)         (496)             --            (81,300)
                                               --------   -----------      --------       ---------         ----------
Income (loss) before income taxes               (83,387)      392,212         1,624              --            310,449
Income tax (benefit) expense                    (31,687)      147,151           617              --            116,081
Equity in net income of subsidiaries            246,068            --            --        (246,068)                --
                                               --------   -----------      --------       ---------         ----------
Net income (loss)                              $194,368    $  245,061      $  1,007       $(246,068)        $  194,368
                                               ========   ===========      ========       =========         ==========

2002:
--------------------------------------------------------------------------------------------------------------------------

Total net sales                                $     --    $2,521,682      $111,072       $      --         $2,632,754
Total direct costs                                   --     1,850,455        91,246              --          1,941,701
                                               --------   -----------      --------       ---------         ----------
Gross profit                                         --       671,227        19,826              --            691,053
Selling, general and administrative expenses     29,585       360,245        21,442              --            411,272
Restructuring charges                                --        22,397           798              --             23,195
                                               --------   -----------      --------       ---------         ----------
Operating income (loss)                         (29,585)      288,585        (2,414)             --            256,586
Investment income                                 1,755         1,288           233              --              3,276
Interest expense                                (56,082)         (547)         (182)             --            (56,811)
                                               --------   -----------      --------       ---------         ----------
Income (loss) before income taxes               (83,912)      289,326        (2,363)             --            203,051
Income tax (benefit) expense                    (31,887)      109,930          (898)             --             77,145
Equity in net income of subsidiaries            177,931            --            --        (177,931)                --
                                               --------   -----------      --------       ---------         ----------
Net income (loss)                              $125,906    $  179,396      $ (1,465)      $(177,931)        $  125,906
                                               ========   ===========      ========       =========         ==========

                     Condensed Consolidating Balance Sheets

(In thousands)

                                                        Guarantor    Non-Guarantor                  Omnicare, Inc. and
As of December 31, 2004:                   Parent     Subsidiaries    Subsidiaries   Eliminations      Subsidiaries
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                $   46,569    $   32,453      $  5,147      $        --        $   84,169
Restricted cash                                  --           262            --               --               262
Deposit with drug wholesaler                     --        44,000            --               --            44,000
Accounts receivable, net (including
   intercompany)                             41,448       781,084        17,923           (1,750)          838,705
Inventories                                      --       326,091         5,276               --           331,367
Deferred income tax benefits
   (liabilities), net-current                    (6)       94,074           499               --            94,567
Other current assets                            572       155,160           977               --           156,709
                                         ----------    ----------      --------      -----------        ----------
   Total current assets                      88,583     1,433,124        29,822           (1,750)        1,549,779
                                         ----------    ----------      --------      -----------        ----------
Properties and equipment, net                    --       134,601         7,820               --           142,421
Goodwill                                         --     1,948,633        54,590               --         2,003,223
Other noncurrent assets                     125,636        77,911           211               --           203,758
Investment in subsidiaries                2,985,941            --            --       (2,985,941)               --
                                         ----------    ----------      --------      -----------        ----------
   Total assets                          $3,200,160    $3,594,269      $ 92,443      $(2,987,691)       $3,899,181
                                         ==========    ==========      ========      ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including
   intercompany)                         $   24,757    $  417,721      $ 26,754      $    (1,750)       $  467,482
Long-term debt                              280,769           790            --               --           281,559
8.125% senior subordinated notes, due
   2011                                     375,000            --            --               --           375,000
6.125% senior subordinated notes, net,
   due 2013                                 232,508            --            --               --           232,508
4.00% junior subordinated convertible
   debentures, due 2033                     345,000            --            --               --           345,000
Deferred income tax liabilities,
   net-noncurrent                            (2,204)      145,484        (5,687)              --           137,593
Other noncurrent liabilities                 17,222       114,940           769               --           132,931
Stockholders' equity                      1,927,108     2,915,334        70,607       (2,985,941)        1,927,108
                                         ----------    ----------      --------      -----------        ----------
   Total liabilities and stockholders'
      equity                             $3,200,160    $3,594,269      $ 92,443      $(2,987,691)       $3,899,181
                                         ==========    ==========      ========      ===========        ==========

As of December 31, 2003:
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                $  134,513    $   48,940      $  3,960      $        --        $  187,413
Restricted cash                                  --           714            --               --               714
Accounts receivable, net (including
   intercompany)                                 --       672,315        13,708           (7,768)          678,255
Inventories                                      --       321,465         5,085               --           326,550
Other current  assets                           954       187,363         1,839               --           190,156
                                         ----------    ----------      --------      -----------        ----------
   Total current assets                     135,467     1,230,797        24,592           (7,768)        1,383,088
                                         ----------    ----------      --------      -----------        ----------
Properties and equipment, net                    --       139,108         9,199               --           148,307
Goodwill                                         --     1,621,645        68,913               --         1,690,558
Other noncurrent assets                      33,390       128,147        11,531               --           173,068
Investment in subsidiaries                2,627,756            --            --       (2,627,756)               --
                                         ----------    ----------      --------      -----------        ----------
   Total assets                          $2,796,613    $3,119,697      $114,235      $(2,635,524)       $3,395,021
                                         ==========    ==========      ========      ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including
   intercompany)                         $   15,205    $  445,744      $  9,579      $    (7,768)       $  462,760
Long-term debt                              135,384           471            --               --           135,855
8.125% senior subordinated notes, due
   2011                                     375,000            --            --               --           375,000
6.125% senior subordinated notes, net,
   due 2013                                 226,822            --            --               --           226,822
4.00% junior subordinated convertible
   debentures, due 2033                     345,000            --            --               --           345,000
Other noncurrent liabilities                 23,178       150,068           314               --           173,560
Stockholders' equity                      1,676,024     2,523,414       104,342       (2,627,756)        1,676,024
                                         ----------    ----------      --------      -----------        ----------
   Total liabilities and stockholders'
      equity                             $2,796,613    $3,119,697      $114,235      $(2,635,524)       $3,395,021
                                         ==========    ==========      ========      ===========        ==========

                Condensed Consolidating Statements of Cash Flows

(In thousands)                                            For the year ended December 31,
                                           -------------------------------------------------------------
                                                         Guarantor    Non-Guarantor   Omnicare, Inc. and
2004:                                        Parent    Subsidiaries    Subsidiaries      Subsidiaries
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts            $      --    $  44,143        $   969          $  45,112
Other                                        (44,300)     165,622          2,424            123,746
                                           ---------    ---------        -------          ---------
      Net cash flows from operating
         activities                          (44,300)     209,765          3,393            168,858
                                           ---------    ---------        -------          ---------

Cash flows from investing activities:
Acquisition of businesses, net of cash
   received                                       --     (397,329)        (1,230)          (398,559)
Capital expenditures                              --      (17,521)          (405)           (17,926)
Transfer of cash to trusts for employee
   health and severance costs, net of
   payments out of the trust                      --          452             --                452
Other                                             --           60             --                 60
                                           ---------    ---------        -------          ---------
      Net cash flows from investing
         activities                               --     (414,338)        (1,635)          (415,973)
                                           ---------    ---------        -------          ---------

Cash flows from financing activities:
Borrowings on line of credit facilities      835,000           --             --            835,000
Payments on line of credit facilities
   and term A loan                          (685,513)          --             --           (685,513)
Payments on long-term borrowings and
   obligations                                  (541)          --             --               (541)
Proceeds from stock awards and exercise
   of stock options and warrants, net of
   stock tendered in payment                   9,804           --             --              9,804
Dividends paid                                (9,386)          --             --             (9,386)
Other                                       (193,008)     188,086             --             (4,922)
                                           ---------    ---------        -------          ---------
      Net cash flows from financing
         activities                          (43,644)     188,086             --            144,442
                                           ---------    ---------        -------          ---------

Effect of exchange rate changes on cash           --           --           (571)              (571)
                                           ---------    ---------        -------          ---------

Net (decrease) increase in cash and cash
   equivalents                               (87,944)     (16,487)         1,187           (103,244)
Cash and cash equivalents at beginning
   of year                                   134,513       48,940          3,960            187,413
                                           ---------    ---------        -------          ---------
Cash and cash equivalents at end of year   $  46,569    $  32,453        $ 5,147          $  84,169
                                           =========    =========        =======          =========

(In thousands)                                            For the year ended December 31,
                                           -------------------------------------------------------------
                                                         Guarantor    Non-Guarantor   Omnicare, Inc. and
2003:                                        Parent    Subsidiaries    Subsidiaries      Subsidiaries
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts            $      --    $  43,795        $   885          $  44,680
Other                                        (43,028)     171,578            836            129,386
                                           ---------    ---------        -------          ---------
      Net cash flows from operating
         activities                          (43,028)     215,373          1,721            174,066
                                           ---------    ---------        -------          ---------

Cash flows from investing activities:
Acquisition of businesses, net of cash
   received                                       --     (656,435)        (6,976)          (663,411)
Capital expenditures                              --      (16,978)          (137)           (17,115)
Transfer of cash to trusts for employee
   health and severance costs, net of
   payments out of the trust                      --        2,433             --              2,433
Other                                             --           29             15                 44
                                           ---------    ---------        -------          ---------
      Net cash flows from investing
         activities                               --     (670,951)        (7,098)          (678,049)
                                           ---------    ---------        -------          ---------

Cash flows from financing activities:
Borrowings on line of credit facilities
   and term A loan                           749,000           --             --            749,000
Payments on line of credit facilities
   and term A loan                          (593,103)          --             --           (593,103)
Proceeds from long-term borrowings           595,000           --             --            595,000
Payments on long-term borrowings and
   obligations                              (354,167)          --             --           (354,167)
Fees paid for financing arrangements         (24,541)          --             --            (24,541)
Proceeds from stock offering, net of
   issuance costs                            178,774           --             --            178,774
Proceeds from stock awards and exercise
   of stock options, net of stock
   tendered in payment                        12,275           --             --             12,275
Dividends paid                                (8,876)          --             --             (8,876)
Other                                       (472,514)     468,327           (273)            (4,460)
                                           ---------    ---------        -------          ---------
      Net cash flows from financing
         activities                           81,848      468,327           (273)           549,902
                                           ---------    ---------        -------          ---------

Effect of exchange rate changes on cash           --           --          3,558              3,558
                                           ---------    ---------        -------          ---------

Net increase (decrease) in cash and cash
   equivalents                                38,820       12,749         (2,092)            49,477
Cash and cash equivalents at beginning
   of year                                    95,693       36,191          6,052            137,936
                                           ---------    ---------        -------          ---------
Cash and cash equivalents at end of year   $ 134,513    $  48,940        $ 3,960          $ 187,413
                                           =========    =========        =======          =========

(In thousands)                                                       For the year ended December 31,
                                                       -----------------------------------------------------------
                                                                     Guarantor    Non-Guarantor    Omnicare, Inc.
2002:                                                   Parent     Subsidiaries    Subsidiaries   and Subsidiaries
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Provision for doubtful accounts                        $      --    $  30,269        $   894         $  31,163
Other                                                    (37,903)     155,544          1,915           119,556
                                                       ---------    ---------        -------         ---------
   Net cash flows from operating activities              (37,903)     185,813          2,809           150,719
                                                       ---------     --------        -------         ---------

Cash flows from investing activities:
Acquisition of businesses, net of cash received               --     (126,533)        (1,250)         (127,783)
Capital expenditures                                          --      (24,378)          (270)          (24,648)
Transfer of cash to trusts for employee health and
   severance costs, net of payments out of the trust          --         (225)            --              (225)
Other                                                         --          272              1               273
                                                       ---------     --------        -------         ---------
   Net cash flows from investing activities                   --     (150,864)        (1,519)         (152,383)
                                                       ---------     --------        -------         ---------

Cash flows from financing activities:
Borrowings on line of credit facilities                   90,000           --             --            90,000
Payments on line of credit facilities                   (120,000)          --             --          (120,000)
Payments on long-term borrowings and obligations              --         (214)            --              (214)
Proceeds from stock awards and exercise of stock
   options, net of stock tendered in payment                 667           --             --               667
Dividends paid                                            (8,491)          --             --            (8,491)
Other                                                     44,310      (35,848)            --             8,462
                                                       ---------     --------        -------         ---------
   Net cash flows from financing activities                6,486      (36,062)            --           (29,576)
                                                       ---------     --------        -------         ---------

Effect of exchange rate changes on cash                       --           --            780               780
                                                       ---------     --------        -------         ---------

Net increase (decrease) in cash and cash equivalents     (31,417)      (1,113)         2,070           (30,460)
Cash and cash equivalents at beginning of year           127,110       37,304          3,982           168,396
                                                       ---------     --------        -------         ---------
Cash and cash equivalents at end of year               $  95,693    $  36,191        $ 6,052         $ 137,936
                                                       =========     ========        =======         =========

Note 18 - Subsequent Event

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of newly issued Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the "New Trust PIERS") of Omnicare Capital Trust II (the "New Trust"), plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures issued by Omnicare, Inc. with a stated maturity of June 15, 2033. Following the consummation of the exchange, approximately $11,233,050 aggregate liquidation amount of Old Trust PIERS remain outstanding.

The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Omnicare common stock, whereas the outstanding Old Trust PIERS are convertible only into Omnicare common stock (except for cash in lieu of fractional shares).

The purpose of the exchange offer was to change the conversion settlement provisions of the Old Trust PIERS. As previously disclosed in Note 1, the Company made this change in response to the adoption by the EITF of the FASB of EITF Issue No. 04-8, which, effective December 15, 2004, changed the accounting rules applicable to the Old Trust PIERS and requires Omnicare to include the common stock issuable upon conversion of the Old Trust PIERS in Omnicare's diluted shares outstanding, regardless of whether the market trigger has been met. By committing to pay up to the stated liquidation amount of the New Trust PIERS to be converted in cash upon conversion, Omnicare will be able to account for the New Trust PIERS under the treasury stock method, which is expected to be less dilutive to earnings per share than the "if converted" method proscribed by EITF 04-8.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein under Item 8.


ITEM 9B - OTHER INFORMATION

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions "Election of Directors," "Governance of the Company and Board Matters" and "Section 16(A) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference. Information concerning our executive officers is also included under the caption "Executive Officers of the Company" in Part I of this Report.

Audit Committee Financial Expert. The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

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

The Omnicare Integrity Code applies to all employees including the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and other senior financial officers (the "Covered Officers"). In addition to being bound by the Omnicare Integrity Code's provisions about ethical conduct, conflicts of interest and compliance with law, Omnicare has adopted a Code of Ethics for the Covered Officers. The Company will furnish any person, without charge, a copy of the Code of Ethics for the Covered Officers upon written request addressed to Omnicare, Inc., 1600 RiverCenter II, 100 East RiverCenter Boulevard, Covington, KY 41011, Attn.: Corporate Secretary. A copy of the Code of Ethics for the Covered Officers can also be found on our web site at www.omnicare.com. Any waiver of any provision of the Code granted to a Covered Officer may only be granted by our Board of Directors or its Audit Committee. If a waiver is granted, information concerning the waiver will be posted on our web site at www.omnicare.com for a period of 12 months.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004 (in thousands, except exercise price data):



                                                                                        Number of Securities
                                      Number of Securities to     Weighted Average    Remaining Available for
                                           be issued Upon        Exercise Price of     Future Issuance Under
                                      Exercise of Outstanding   Outstanding Options     Equity Compensation
Plan Category                           Options and Warrants        and Warrants             Plans (c)
-----------------------------------   -----------------------   -------------------   -----------------------
Equity compensation plans
   approved by stockholders (a)                6,704                   $24.85                  8,447

Equity compensation plans
   not approved by stockholders (b)            1,912                    26.07                     --
                                               -----                                           -----
                                               8,616                   $25.02                  8,447
                                               =====                   ======                  =====



(a) Includes the 1992 Long-Term Stock Incentive Plan, the 1995 Premium-Priced Stock Option Plan and the 2004 Stock and Incentive Plan.

(b) Includes the 1998 Long-Term Employee Incentive Plan and Director Stock Plan, as further discussed in the "Stock-Based Employee Compensation" note of the Notes to Consolidated Financial Statements included at Item 8 of this Filing. Additionally, at December 31, 2004, the outstanding amount includes 92 stock options transferred from or issued in connection with companies previously acquired by the Company at a weighted average exercise price of $37.29, 160 compensation-related warrants issued in 1997 at an exercise price of $29.275 per share and 10 compensation related warrants issued in 2003 at an exercise price of $33.08 per share.

(c) Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included in our proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2005 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a)(1)   Financial Statements

          Our 2004 Consolidated Financial Statements are included in Part II,
          Item 8, of this Filing.

 (a)(2)   Financial Statement Schedule

          See Index to Financial Statements and Financial Statement Schedule at
          Part II, Item 8, of this Filing.

 (a)(3)   Exhibits

          See Index of Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of March 2005.

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

Signature                        Title                                    Date
---------                        -----                                    ----

/s/ Joel F. Gemunder             President, Chief Executive Officer and
------------------------------   Director (Principal Executive Officer)
Joel F. Gemunder


/s/ David W. Froesel, Jr.        Senior Vice President and
------------------------------   Chief Financial Officer and Director
David W. Froesel, Jr.            (Principal Financial and Accounting
                                 Officer)


Edward L. Hutton, Chairman of the Board
   and Director*
Charles H. Erhart, Jr., Director*
Sandra E. Laney, Director*                                       March 16, 2005
Andrea R. Lindell, DNSc, RN, Director*
John H. Timoney, Director*
Amy Wallman, Director*
John T. Crotty, Director*

* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.


                                        /s/ Cheryl D. Hodges
                                        ----------------------------------------
                                        Cheryl D. Hodges
                                        (Attorney-in-Fact)

                                   Schedule II

                     OMNICARE, INC. AND SUBSIDIARY COMPANIES
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                Additions
                Balance at       charged                    Write-offs,    Balance
 Year ended    beginning of      to cost                       net of       at end
December 31,      period      and expenses   Acquisitions   recoveries    of period
------------   ------------   ------------   ------------   -----------   ---------
Allowance for uncollectible accounts receivable:

2004             $108,813        $45,112        $13,197      $(43,834)     $123,288

2003               68,593         44,680         28,651       (33,111)      108,813

2002               45,573         31,163         20,182       (28,325)       68,593

                                INDEX OF EXHIBITS

                                                       Document Incorporated by Reference from a
Number and Description of Exhibit                      Previous Filing, Filed Herewith, or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)     Herewith as Indicated Below
----------------------------------------------------   ---------------------------------------------
(2)       Agreement and Plan of Merger, by and among   Exhibit (d) (2) to NCS Acquisition Corp.'s
          Omnicare, Inc., NCS Acquisition Corp. and    Schedule TO-T, as amended and filed with the
          NCS HealthCare, Inc., dated as of December   Securities and Exchange Commission on
          17, 2002                                     December 18, 2002

(3.1)     Restated Certificate of Incorporation of     Form 10-K
          Omnicare, Inc. (as amended)                  March 27, 2003

(3.2)     Certificate of Designations of Series A      Form 10-K
          Junior Participating Preferred Stock of      March 27, 2003
          Omnicare, Inc., dated as of May 18, 1999

(3.3)     Second Amended and Restated By-Laws of       Form 10-Q
          Omnicare, Inc.                               November 14, 2003

(4.1)     Indenture dated as of March 20, 2001, by     Form 8-K
          and among Omnicare, Inc., the Guarantors     March 23, 2001
          named therein and SunTrust Bank, as
          trustee, relating to the Company's $375.0
          million 8.125% Senior Subordinated Notes
          due 2011

(4.2)     Rights Agreement, and related Exhibits,      Form 8-K
          dated as of May 17, 1999 between Omnicare,   May 18, 1999
          Inc. and First Chicago Trust Company of
          New York, as Rights Agent

(4.3)     $750.0 million Credit Agreement, dated as    Form 10-Q
          of June 13, 2003, by and among Omnicare,     August 14, 2003
          Inc., as Borrower, the lenders from time
          to time parties thereto, as Lenders, JP
          Morgan Chase Bank, as a Joint Syndication
          Agent, Wachovia Bank, National
          Association, as a Joint Documentation
          Agent, Lehman Commercial Paper Inc., as
          Joint Syndication Agent, UBS Securities
          LLC, as a Joint Documentation Agent, and
          SunTrust Bank as the Administrative Agent

                                INDEX OF EXHIBITS


                                                       Document Incorporated by Reference from a
Number and Description of Exhibit                      Previous Filing, Filed Herewith, or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)     Herewith as Indicated Below
----------------------------------------------------   ---------------------------------------------
(4.4)     Subordinated Debt Securities Indenture,      Form 8-K
          dated as of June 13, 2003 between            Filed June 16, 2003
          Omnicare, Inc. and SunTrust Bank, as
          Trustee

(4.5)     First Supplemental Indenture, dated as of    Form 8-K
          June 13, 2003, between Omnicare, Inc. and    Filed June 16, 2003
          SunTrust Bank, as Trustee

(4.6)     Second Supplemental Indenture, dated as of   Form 8-K
          June 13, 2003, between Omnicare, Inc. and    Filed June 16, 2003
          SunTrust Bank, as Trustee

(4.7)     Third Supplemental Indenture dated as of     Form 8-K
          March 8, 2005, between Omnicare, Inc. &      Filed March 9, 2005
          SunTrust Bank, as Trustee

(4.8)     Amended and Restated Trust Agreement of      Form 8-K
          Omnicare Capital Trust I, dated as of June   Filed June 16, 2003
          13, 2003

(4.9)     Guarantee Agreement of Omnicare, Inc.        Form 8-K
          relating to the Trust Preferred              Filed June 16, 2003
          Income Equity Redeemable Securities of
          Omnicare Capital Trust I, dated as of June
          13, 2003

(4.10)    Amended and Restated Trust Agreement of      Form 8-K
          Omnicare Capital Trust II, dated as of       Filed March 9, 2005
          March 8, 2005

(4.11)    Guarantee Agreement of Omnicare, Inc.        Form 8-K
          relating to the Series B 4.00% Trust         Filed March 9, 2005
          Preferred Income Equity Redeemable
          Securities of Omnicare Capital Trust II,
          dated as of March 8, 2005



                              INDEX OF EXHIBITS

                                                       Document Incorporated by Reference from a
Number and Description of Exhibit                      Previous Filing, Filed Herewith, or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)     Herewith as Indicated Below
----------------------------------------------------   ---------------------------------------------
(10.1)    Executive Salary Protection Plan, as         Form 10-K
          amended, May 22, 1981*                       March 25, 1996

(10.2)    Annual Incentive Plan for Senior Executive   Proxy Statement for 2001 Annual Meeting of
          Officers*                                    Shareholders dated April 10, 2001

(10.3)    1992 Long-Term Stock Incentive Plan*         Proxy Statement for 2002 Annual Meeting of
                                                       Stockholders dated April 10, 2002

(10.4)    1995 Premium-Priced Stock Option Plan*       Proxy Statement for 1995 Annual Meeting of
                                                       Stockholders dated April 10, 1995

(10.5)    1998 Long-Term Employee Incentive Plan*      Form 10-K
                                                       March 30, 1999

(10.6)    Amendment to 1998 Long-Term Employee         Form 10-K
          Incentive Plan effective November 26,        March 27, 2003
          2002*

(10.7)    Director Stock Plan for Members of the       Form S-8
          Compensation and Incentive Committee*        December 14, 2001

(10.8)    Omnicare, Inc. 2004 Stock and Incentive      Appendix B to the Company's Definitive Proxy
          Plan*                                        Statement for 2004 Annual Meeting of
                                                       Stockholders filed on April 9, 2004

(10.9)    Form of Indemnification Agreement with       Form 10-K
          Directors and Officers*                      March 30, 1999

(10.10)   Employment Agreement with J.F. Gemunder      Form 10-K
          dated August 4, 1988*                        March 27, 2003

(10.11)   Employment Agreement with C.D. Hodges        Form 10-K
          dated August 4, 1988*                        March 27, 2003


                                INDEX OF EXHIBITS

                                                       Document Incorporated by Reference from a
Number and Description of Exhibit                      Previous Filing, Filed Herewith, or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)     Herewith as Indicated Below
----------------------------------------------------   ---------------------------------------------
(10.12)   Employment Agreement with                    Form 10-K
          P.E. Keefe dated March 4, 1993*              March 25, 1994

(10.13)   Split Dollar Agreement with                  Form 10-K
          E.L. Hutton dated June 1, 1995               March 25, 1996
          (Agreement in the same form exists with
          J.F. Gemunder)*

(10.14)   Split Dollar Agreement dated                 Form 10-K
          June 1, 1995 (Agreements in the same form    March 25, 1996
          exist with the following Executive
          Officers: T.E. Bien,
          C.D. Hodges and P.E. Keefe)*

(10.15)   Retirement Plan for E.L. Hutton*             Form 10-K
                                                       March 30, 2001

(10.16)   Omnicare, Inc. Excess Benefit Plan*          Form 10-K
                                                       March 15, 2004

(10.17)   Description of 2002 Supplemental Benefit     Form 10-K
          Plan*                                        March 15, 2004

(10.18)   Employment Agreement with T.E. Bien dated    Form 10-K
          January 1, 1994*                             March 31, 1997

(10.19)   Employment Agreement with D.W. Froesel,      Form 10-K
          Jr. dated February 17, 1996*                 March 31, 1997

(10.20)   Form of Amendment to Employment Agreements   Form 10-K
          with J.F. Gemunder, P.E. Keefe and           March 30, 2000
          C.D. Hodges dated as of February 25, 2000*


                                INDEX OF EXHIBITS

                                                       Document Incorporated by Reference from a
Number and Description of Exhibit                      Previous Filing, Filed Herewith, or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)     Herewith as Indicated Below
----------------------------------------------------   ---------------------------------------------
(10.21)   Amendment to Employment Agreement            Form 10-K
          with J.F. Gemunder dated as of               March 27, 2003
          September 25, 2002*

(10.22)   Amendment to Employment Agreement            Form 10-K
          with J.F. Gemunder dated as of               March 15, 2004
          March 11, 2004*

(10.23)   Amendment to Employment Agreement            Form 10-K
          with P.E. Keefe dated as of                  March 15, 2004
          March 11, 2004*

(10.24)   Amendment to Employment Agreement            Form 10-K
          with C.D. Hodges dated as of                 March 15, 2004
          March 11, 2004*

(10.25)   Form of Amendment to Employment Agreements   Form 10-K
          with T.E. Bien and D.W. Froesel, Jr.,        March 30, 2000
          dated as of February 25, 2000*

(10.26)   Summary of Compensation of Kirk M. Pompeo,   Filed Herewith
          Senior Vice President, Sales & Marketing*

(10.27)   Form of Stock Option Award Letter*           Form 8-K
                                                       December 1, 2004

(10.28)   Form of Restricted Stock Award Letter        Form 8-K
          (Executive Officers)*                        December 1, 2004

(10.29)   Form of Restricted Stock Award Letter        Form 8-K
          (Employees Other Than Executive Officers)*   December 1, 2004


                                INDEX OF EXHIBITS


                                                       Document Incorporated by Reference from a
Number and Description of Exhibit                      Previous Filing, Filed Herewith, or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)     Herewith as Indicated Below
----------------------------------------------------   ---------------------------------------------
(10.30)   Prime Vendor Agreement for Pharmaceuticals   Form 10-K
          dated as of December 23, 2003**              March 15, 2004

(10.31)   Summary of Non-Employee Director             Filed Herewith
          Compensation*

(12)      Statement of Computation of Ratio of         Filed Herewith
          Earnings to Fixed Charges

(21)      Subsidiaries of Omnicare, Inc.               Filed Herewith

(23)      Consent of Independent Registered Public     Filed Herewith
          Accounting Firm
          (PricewaterhouseCoopers LLP)

(24)      Powers of Attorney                           Filed Herewith

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


                                INDEX OF EXHIBITS

                                                       Document Incorporated by Reference from a
Number and Description of Exhibit                      Previous Filing, Filed Herewith, or Furnished
(Numbers Coincide with Item 601 of Regulation S-K)     Herewith as Indicated Below
----------------------------------------------------   ---------------------------------------------
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

(99)      Commitment Letter Agreement among JPMorgan   Exhibit (b)(1) to the Schedule TO-T of the
          Chase Bank, J.P. Morgan Securities Inc.,     Company and Nectarine Acquisition Corp as
          Lehman Commercial Paper Inc., Lehman         filed with the Securities and Exchange
          Brothers Inc., SunTrust Bank, SunTrust       Commission on June 4, 2004
          Capital Markets, Inc., Canadian Imperial
          Bank of Commerce, CIBC World Markets
          Corp., Merrill Lynch Bank USA, Merrill
          Lynch, Pierce, Fenner & Smith Incorporated
          and Omnicare, Inc., dated June 3, 2004.


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