Form 10-Q
period 2005-03-31
OMNICARE INC
filed 2005-05-10
CIK 353230

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 1-8269

OMNICARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	31-1001351 (I.R.S. Employer Identification No.)

100 East RiverCenter Boulevard, Covington, Kentucky 41011

(Address of principal executive offices)        (Zip code)

(859) 392-3300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:

1)

has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

2)	has been subject to such filing requirement for the past 90 days.
Yes	x	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	x	No

COMMON STOCK OUTSTANDING
	Number of Shares	Date
Common Stock, $1 par value	104,967,811	March 31, 2005

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

(In thousands, except per share data)

	Three Months Ended, March 31,

	2005	2004

Sales	$1,088,873	$977,742
Reimbursable out-of-pockets	7,273	4,537

Total net sales	1,096,146	982,279

Cost of sales	819,551	723,074
Reimbursed out-of-pocket expenses	7,273	4,537

Total direct costs	826,824	727,611

Gross profit	269,322	254,668
Selling, general and administrative expenses	157,759	138,662

Operating income	111,563	116,006
Investment income	1,153	634
Interest expense	(19,919)	(16,712)

Income before income taxes	92,797	99,928
Income taxes	34,802	36,437

Net income	$57,995	$63,491

Earnings per common share:
Basic	$0.57	$0.61

Diluted (Note 3)	$0.54	$0.58

Dividends per common share	$0.0225	$0.0225

Weighted average number of common shares outstanding:
Basic	101,759	103,458

Diluted (Note 3)	109,940	113,220

Comprehensive income	$57,180	$64,173

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

(In thousands, except share data)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$143,023	$84,169
Restricted cash	5,784	262
Deposit with drug wholesaler	44,000	44,000
Accounts receivable, less allowances of $123,592 (2004-$123,288)	879,587	838,705
Unbilled receivables	18,076	14,007
Inventories	324,670	331,367
Deferred income tax benefits	101,754	94,567
Other current assets	160,547	142,702

Total current assets	1,677,441	1,549,779

Properties and equipment, at cost less accumulated depreciation of $228,492 (2004-$222,524)	140,323	142,421
Goodwill	2,023,441	2,003,223
Other noncurrent assets	208,224	203,758

Total assets	$4,049,429	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277,256	$282,956
Accrued employee compensation	27,640	19,820
Deferred revenue	23,220	24,245
Current debt	25,093	25,218
Income taxes payable	13,463	8,633
Other current liabilities	124,980	106,610

Total current liabilities	491,652	467,482
Long-term debt	316,444	281,559
8.125% senior subordinated notes, due 2011	375,000	375,000
6.125% senior subordinated notes, net, due 2013	228,289	232,508
4.00% junior subordinated convertible debentures, due 2033 (Note 6)	345,000	345,000
Deferred income tax liabilities	157,106	137,593
Other noncurrent liabilities	147,144	132,931

Total liabilities	2,060,635	1,972,073

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $1 par value, 200,000,000 shares authorized, 107,234,200 shares issued (2004-106,579,800 shares issued)	107,234	106,580
Paid-in capital	1,060,840	1,038,671
Retained earnings	966,610	910,973
Treasury stock, at cost-2,266,400 shares (2004-2,083,400 shares)	(61,093)	(54,931)
Deferred compensation	(75,388)	(65,591)
Accumulated other comprehensive income	(9,409)	(8,594)

Total stockholders’ equity	1,988,794	1,927,108

Total liabilities and stockholders’ equity	$4,049,429	$3,899,181

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

(In thousands)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$57,995	$63,491
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	8,194	9,081
Amortization	6,075	4,846
Provision for doubtful accounts	12,409	10,476
Deferred tax provision	14,068	14,808
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(54,829)	(49,744)
Inventories	8,428	12,172
Deposit with drug wholesaler	–	(44,000)
Current and noncurrent assets	(15,630)	(15,991)
Accounts payable	3,019	25,369
Accrued employee compensation	7,605	(1,784)
Deferred revenue	(1,025)	(3,914)
Current and noncurrent liabilities, and income taxes payable	18,745	698

Net cash flows from operating activities	65,054	25,508

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(28,180)	(105,936)
Capital expenditures	(3,133)	(5,068)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(5,522)	(5,063)
Other	34	35

Net cash flows from investing activities	(36,801)	(116,032)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	157,000	115,000
Payments on line of credit facilities and term A loan	(163,154)	(34,103)
Proceeds from (payments on) long-term borrowings and obligations	41,310	(52)
Fees paid for financing arrangements	(1,454)	–
Change in cash overdraft balance	(1,645)	(1,750)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	605	1,072
Dividends paid	(2,358)	(2,333)

Net cash flows from financing activities	30,304	77,834

Effect of exchange rate changes on cash	297	(654)

Net increase (decrease) in cash and cash equivalents	58,854	(13,344)
Cash and cash equivalents at beginning of period	84,169	187,413

Cash and cash equivalents at end of period	$143,023	$174,069

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

1.	Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in Note 6) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2004 and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Description of Business and Summary of Significant Accounting Policies

The Company’s description of business and significant accounting policies have been disclosed in its Annual Report on Form 10-K. As previously disclosed, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2004 and any related updates included in the Company’s periodic quarterly SEC filings.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”). This Statement requires the Company to record compensation costs relating to equity-based payments, in its financial statements, over the requisite service period (usually the vesting period). This Statement is effective for the Company in the period beginning January 1, 2006. The Company currently intends to elect the “modified prospective application” method of implementing SFAS 123R, which applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006. Omnicare is currently evaluating the impact of the adoption of SFAS 123R to the Company, but has not yet quantified the effect of this new standard on its financial results for 2006 and future years.

2.	Stock-Based Employee Compensation

At March 31, 2005, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, including the 2004 Stock and Incentive Plan, approved by the stockholders at the Company’s May 18, 2004 Annual Meeting of Stockholders.

Beginning May 18, 2004, stock-based incentive awards have been and will be made only from the 2004 Stock and Incentive Plan. As permitted under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company accounts for stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123” (“SFAS 148”), for stock options (in thousands, except per share data):

	Three months ended March 31,

	2005	2004

Net income, as reported	$57,995	$63,491
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,411	1,149
Deduct: Total stock-based employee compensation expense (stock options and awards) determined under fair value based method, net of related tax effects	(6,845)	(5,516)

Pro forma net income	$52,561	$59,124

Earnings per common share:
Basic - as reported	$0.57	$0.61

Basic - pro forma	$0.52	$0.57

Diluted - as reported	$0.54	$0.58

Diluted - pro forma	$0.49	$0.54

The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants:

	Three months ended March 31,

	2005	2004

Volatility	47%	57%
Risk-free interest rate	4.1%	2.9%
Dividend yield	0.3%	0.2%
Expected term of options (in years)	5.1	5.0
Weighted average fair value per option	$14.25	$21.62

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	For the three months ended March 31,

2005:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$57,995	101,759	$0.57

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	1,682	6,271
Stock options, warrants and awards	–	1,910

Diluted EPS
Net income plus assumed conversions	$59,677	109,940	$0.54

2004:

Basic EPS
Net income	$63,491	103,458	$0.61

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	2,266	8,451
Stock options, warrants and awards	–	1,311

Diluted EPS
Net income plus assumed conversions	65,757	113,220	$0.58

During the three months ended March 31, 2005 and 2004, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for those periods totaled 4.4 million and 2.0 million, respectively.

In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF

No. 04-8”), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price trigger has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. Diluted earnings per common share amounts have been retroactively restated for 2004 to give effect to the application of EITF No. 04-8 as it relates to the Company’s original 4.00% junior subordinated convertible debentures issued in the second quarter of 2003. The effect of Omnicare’s fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.03 for the three months ended March 31, 2004. For purposes of the “if-converted” calculation, 8,451,000 shares were assumed to be converted for the three months ended March 31, 2004. Additionally, interest expense, net of taxes, of $2.3 million for the three months ended March 31, 2004, was added back to net income for purposes of calculating diluted earnings per share using this method. The effect of EITF No. 04-8 on the Company’s first quarter 2005 earnings results prior to the trust PIERS exchange offer was to decrease diluted earnings per share by $0.02. See further discussion of the trust PIERS exchange offering in the “Debt” note.

4.	Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses, as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies and medical supply companies, which complement the Company’s core business. During the three months ended March 31, 2005, Omnicare completed certain acquisitions in the Pharmacy Services segment of businesses and other assets, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required cash payments of $28.2 million (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in the three months ended March 31, 2005. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” footnote.

On June 4, 2004, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of NeighborCare, Inc. (“NeighborCare”) for $30.00 per share in cash. The transaction has a total value of approximately $1.6 billion, which includes the assumption of NeighborCare’s net debt and any related refinancing thereof. As of March 31, 2005, the Company has deferred approximately $14.2 million of pre-acquisition costs relating to this transaction, which would be expensed currently should the acquisition transaction not be consummated. The acquisition of NeighborCare is expected to be financed with proceeds from a $2.4 billion commitment letter the Company has secured in anticipation of the transaction or from such other financings that are sufficient, together with cash on hand, to consummate the tender offer and the proposed merger. The Company’s $2.4 billion commitment letter consists of a $600 million five-year revolving credit facility, a $700 million five-year senior term A loan facility and a $1.1 billion 364-day facility. On July 13, 2004, Omnicare announced that it received a request for additional information from the Federal Trade Commission (“FTC”) relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) in connection with its tender offer for NeighborCare. On Friday, April 1, 2005, Omnicare completed submission of the documents and data requested by the FTC under its Request for Additional Information under the HSR Act. The requested documents and data relate to Omnicare’s tender offer for all of the outstanding shares of the common stock of NeighborCare, Inc. On May 3, 2005, Omnicare agreed with the FTC that it would not seek to close the NeighborCare transaction until 12:01 a.m. on June 16, 2005. Omnicare is continuing to work with the FTC to complete its review. The Company’s tender offer is scheduled to expire at 5:00 p.m., New York City time, on June 3, 2005, unless further extended.

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2005, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of December 31, 2004	$1,920,612	$82,611	$2,003,223
Goodwill acquired in the three months ended March 31, 2005	20,877	–	20,877
Other	(713)	54	(659)

Balance as of March 31, 2005	$1,940,776	$82,665	$2,023,441

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate solely to the Contract Research Organization (“CRO”) Services segment.

The Company’s other intangible assets (included in the “Other noncurrent assets” caption on the Consolidated Balance Sheets) at March 31, 2005 have not changed significantly from the balances at December 31, 2004.

6.	Debt

Long-Term Debt

The Company’s long-term debt instruments, including related terms and financial covenants, have been disclosed in detail at Note 7, “Long-Term Debt” in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2004. During the first quarter of 2005, the Company had additional borrowings of long-term debt approximating $41 million, carrying a five-year term and a variable interest rate of 3.85% per annum at March 31, 2005.

At March 31, 2005, the overall weighted average interest rate on the Company’s variable interest portion of its long-term debt was 4.15%. The Company was in compliance with its long-term debt financial covenants as of March 31, 2005.

The Company paid down $6.2 million on the term A loan during the three months ended March 31, 2005. The $129.2 million outstanding at March 31, 2005 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $24.6 million due within one year.

4.00% Junior Subordinated Convertible Debentures

Original 4.00% Junior Subordinated Convertible Debentures:

In connection with the offering of the 4.00% Trust Preferred Income Equity Redeemable Securities (the “Old Trust PIERS”) in the second quarter of 2003, the Company issued a corresponding amount of original 4.00% junior subordinated convertible debentures (“Old 4.00% Debentures”) due 2033 to the Omnicare Capital Trust I (the “Old Trust”). The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at March 31, 2005, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS remaining outstanding at March 31, 2005.

Series B 4.00% Junior Subordinated Convertible Debentures:

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of newly issued Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”), plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (“New 4.00% Debentures”) issued by Omnicare, Inc. with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust.

The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Omnicare common stock, whereas the outstanding Old Trust PIERS are convertible only into Omnicare common stock (except for cash in lieu of fractional shares).

The purpose of the exchange offer was to change the conversion settlement provisions of the Old Trust PIERS. The Company made this change in response to the ratification by the FASB of EITF No. 04-8, which, effective December 15, 2004, changed the accounting rules applicable to the Old Trust PIERS and requires Omnicare to include the common stock issuable upon conversion of the Old Trust PIERS in Omnicare’s diluted shares outstanding, regardless of whether the market trigger has been met (see further discussion of EITF No. 04-8 in the “Earnings Per Share Data” note). By committing to pay up to the stated liquidation amount of the New Trust PIERS to be converted in cash upon conversion, Omnicare is able to account for the New Trust PIERS under the treasury stock method, which is expected to be less dilutive to earnings per share than the “if converted” method required by EITF No. 04-8.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.1 million was amortized in the three months ended March 31, 2005 and 2004, respectively. The three months ended March 31, 2005 included a special charge to operating expenses totaling $1.2 million pretax in connection with the issuance of the New Trust PIERS.

7.	Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.3 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

The Company also has an excess benefit plan which provides retirement benefits to certain headquarters employees in amounts generally consistent with what they would have received under the Company’s non-contributory, defined benefit pension plan (the “Qualified Plan”), frozen in 1993. The retirement benefits provided by the excess benefit plan are generally comparable to those that would have been earned in the Qualified Plan, if payments under the Qualified Plan were not limited by the Internal Revenue Code. The Company has established rabbi trusts, which are invested primarily in a mutual fund holding U.S. Treasury obligations, to provide for retirement obligations under the excess benefit plan. The Company’s policy is to fund pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act (“ERISA”).

The following table presents the components of pension cost for each of the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,

	2005	2004

Service cost	$365	$384
Interest cost	798	527
Amortization of deferred amounts (primarily prior actuarial losses)	816	470
Expected return on assets	(58)	–

Net periodic pension cost	$1,921	$1,381

During the first quarter of 2005, the Company made payments of $6.4 million related to funding plan assets for the settlement of the Company’s pension obligations, and anticipates payments of approximately $9 million during the remainder of the 2005 year.

In addition, the Company has supplemental pension plans (“SPPs”) in which certain of its officers participate. Retirement benefits under the SPPs are calculated on the basis of a specified percentage of the officers’ covered compensation, years of credited service and a vesting schedule, as specified in the plan documents. Expense relating to the SPPs was $0.2 million for the three month periods ended March 31, 2005 and 2004.

8.	Restructuring Program

In connection with the previously disclosed second phase of its productivity and consolidation initiative (the “Phase II Program”), the Company had liabilities of $3.3 million at March 31, 2005 and December 31, 2004. The remaining liabilities at March 31, 2005 represent amounts not yet paid relating to actions taken (consisting primarily of lease payments), and will be adjusted as these matters are settled.

9.	Commitments and Contingencies

Omnicare continuously evaluates contingencies based upon the best available information. The Company believes that liabilities have been provided to the extent necessary in cases where the outcome is considered probable and reasonably estimable, and that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from management’s estimates, future earnings will be charged or credited accordingly.

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. The Company is also involved in various legal actions arising in the normal course of business. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse affect on the Company’s consolidated financial position.

10.	Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two reporting segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services in 47 states in the United States of America (“USA”) and in Canada at March 31, 2005. The Company’s other segment is CRO Services, which provides comprehensive product development services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at March 31, 2005, including the USA.

The table below presents information about the reportable segments as of and for the three months ended March 31, 2005 and 2004 and should be read in conjunction with the paragraph that follows (in thousands):

	As of and for the three months ended March 31,

2005:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$1,050,099	$46,047	$–	$1,096,146
Depreciation and amortization	13,070	547	652	14,269
Operating income (expense)	124,903	2,559	(15,899)	111,563
Total assets	3,570,977	151,785	326,667	4,049,429
Capital expenditures	2,292	221	620	3,133

2004:

Net sales	$948,513	$33,766	$–	$982,279
Depreciation and amortization	12,968	347	612	13,927
Operating income (expense)	123,430	3,208	(10,632)	116,006
Total assets	3,174,788	104,659	320,268	3,599,715
Capital expenditures	4,804	65	199	5,068

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company included in its reported CRO segment net sales amount, reimbursable out-of-pockets totaling $7.3 million and $4.5 million for the three months ended March 31, 2005 and 2004, respectively.

11.	Guarantor Subsidiaries

The Company’s $375.0 million 8.125% senior subordinated notes due 2011 and the 6.125% senior subordinated notes due 2013 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2005 and December 31, 2004 for the balance sheets, the three months ended March 31, 2005 and 2004 for the statements of income, and the statements of cash flows for the three months ended March 31, 2005 and 2004. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Condensed Consolidating Statements of Income

(In thousands)	Three months ended March 31,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Total net sales	$–	$1,053,679	$42,467	$–	$1,096,146
Total direct costs	–	794,725	32,099	–	826,824

Gross profit	–	258,954	10,368	–	269,322
Selling, general and administrative expenses	1,820	149,811	6,128	–	157,759

Operating income (loss)	(1,820)	109,143	4,240	–	111,563
Investment income	331	822	–	–	1,153
Interest expense	(19,276)	(229)	(414)	–	(19,919)

Income (loss) before income taxes	(20,765)	109,736	3,826	–	92,797
Income tax (benefit) expense	(7,787)	41,154	1,435	–	34,802
Equity in net income of subsidiaries	70,973	–	–	(70,973)	–

Net income (loss)	$57,995	$68,582	$2,391	$(70,973)	$57,995

2004:

Total net sales	$–	$952,784	$29,495	$–	$982,279
Total direct costs	–	704,609	23,002	–	727,611

Gross profit	–	248,175	6,493	–	254,668
Selling, general and administrative expenses	1,381	131,812	5,469	–	138,662

Operating income (loss)	(1,381)	116,363	1,024	–	116,006
Investment income	98	523	13	–	634
Interest expense	(15,157)	(1,377)	(178)	–	(16,712)

Income (loss) before income taxes	(16,440)	115,509	859	–	99,928
Income tax (benefit) expense	(6,001)	42,124	314	–	36,437
Equity in net income of subsidiaries	73,930	–	–	(73,930)	–

Net income (loss)	$63,491	$73,385	$545	$(73,930)	$63,491

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(In thousands)

As of March 31, 2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$106,236	$28,363	$8,424	$–	$143,023
Restricted cash	–	5,784	–	–	5,784
Deposit with drug wholesaler	–	44,000	–	–	44,000
Accounts receivable, net (including intercompany)	–	923,759	18,793	(62,965)	879,587
Inventories	–	315,389	9,281	–	324,670
Deferred income tax benefits (liabilities), net-current	(2,104)	103,305	553	–	101,754
Other current assets	142	174,760	3,721	–	178,623

Total current assets	104,274	1,595,360	40,772	(62,965)	1,677,441

Properties and equipment, net	–	130,672	9,651	–	140,323
Goodwill	–	1,922,883	100,558	–	2,023,441
Other noncurrent assets	29,609	172,682	5,933	–	208,224
Investment in subsidiaries	3,143,108	–	–	(3,143,108)	–

Total assets	$3,276,991	$3,821,597	$156,914	$(3,206,073)	$4,049,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$41,340	$434,517	$78,760	$(62,965)	$491,652
Long-term debt	274,772	279	41,393	–	316,444
8.125% senior subordinated notes, due 2011	375,000	–	–	–	375,000
6.125% senior subordinated notes, net, due 2013	228,289	–	–	–	228,289
4.00% junior subordinated convertible debentures, due 2033	345,000	–	–	–	345,000
Deferred income tax liabilities, net-noncurrent	2,085	161,084	(6,063)	–	157,106
Other noncurrent liabilities	21,711	124,765	668	–	147,144
Stockholders’ equity	1,988,794	3,100,952	42,156	(3,143,108)	1,988,794

Total liabilities and stockholders’ equity	$3,276,991	$3,821,597	$156,914	$(3,206,073)	$4,049,429

As of December 31, 2004:

ASSETS
Cash and cash equivalents	$46,569	$32,453	$5,147	$–	$84,169
Restricted cash	–	262	–	–	262
Deposit with drug wholesaler	–	44,000	–	–	44,000
Accounts receivable, net (including intercompany)	41,448	781,084	17,923	(1,750)	838,705
Inventories	–	326,091	5,276	–	331,367
Deferred income tax benefits (liabilities), net-current	(6)	94,074	499	–	94,567
Other current assets	572	155,160	977	–	156,709

Total current assets	88,583	1,433,124	29,822	(1,750)	1,549,779

Properties and equipment, net	–	134,601	7,820	–	142,421
Goodwill	–	1,948,633	54,590	–	2,003,223
Other noncurrent assets	125,636	77,911	211	–	203,758
Investment in subsidiaries	2,985,941	–	–	(2,985,941)	–

Total assets	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$24,757	$417,721	$26,754	$(1,750)	$467,482
Long-term debt	280,769	790	–	–	281,559
8.125% senior subordinated notes, due 2011	375,000	–	–	–	375,000
6.125% senior subordinated notes, net, due 2013	232,508	–	–	–	232,508
4.00% junior subordinated convertible debentures, due 2033	345,000	–	–	–	345,000
Deferred income tax liabilities, net-noncurrent	(2,204)	145,484	(5,687)	–	137,593
Other noncurrent liabilities	17,222	114,940	769	–	132,931
Stockholders’ equity	1,927,108	2,915,334	70,607	(2,985,941)	1,927,108

Total liabilities and stockholders’ equity	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(In thousands)	Three months ended March 31,

2005:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$–	$12,174	$235	$12,409
Other	(8,078)	98,205	(37,482)	52,645

Net cash flows from operating activities	(8,078)	110,379	(37,247)	65,054

Cash flows from investing activities:
Acquisition of businesses, net of cash received	–	(27,059)	(1,121)	(28,180)
Capital expenditures	–	(3,088)	(45)	(3,133)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	–	(5,522)	–	(5,522)
Other	–	34	–	34

Net cash flows from investing activities	–	(35,635)	(1,166)	(36,801)

Cash flows from financing activities:
Borrowings on line of credit facilities	157,000	–	–	157,000
Payments on line of credit facilities and term A loan	(163,154)	–	–	(163,154)
(Payments on)/proceeds from long-term borrowings and obligations	(83)	–	41,393	41,310
Fees paid for financing arrangements	(1,454)	–	–	(1,454)
Change in cash overdraft balance	(4,063)	2,418	–	(1,645)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	605	–	–	605
Dividends paid	(2,358)	–	–	(2,358)
Other	81,252	(81,252)	–	–

Net cash flows from financing activities	67,745	(78,834)	41,393	30,304

Effect of exchange rate changes on cash	–	–	297	297

Net increase (decrease) in cash and cash equivalents	59,667	(4,090)	3,277	58,854
Cash and cash equivalents at beginning of period	46,569	32,453	5,147	84,169

Cash and cash equivalents at end of period	$106,236	$28,363	$8,424	$143,023

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(In thousands)	Three months ended March 31,

2004:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$–	$10,239	$237	$10,476
Other	(27,425)	38,950	3,507	15,032

Net cash flows from operating activities	(27,425)	49,189	3,744	25,508

Cash flows from investing activities:
Acquisition of businesses	–	(105,038)	(898)	(105,936)
Capital expenditures	–	(5,021)	(47)	(5,068)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	–	(5,063)	–	(5,063)
Other	–	35	–	35

Net cash flows from investing activities	–	(115,087)	(945)	(116,032)

Cash flows from financing activities:
Borrowings on line of credit facility	115,000	–	–	115,000
Payments on line of credit facility and term A loan	(34,103)	–	–	(34,103)
Payments on long-term borrowings and obligations	(52)	–	–	(52)
Change in cash overdraft balance	1,538	(3,288)	–	(1,750)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	1,072	–	–	1,072
Dividends	(2,333)	–	–	(2,333)
Other	(68,909)	68,909	–	–

Net cash flows from financing activities	12,213	65,621	–	77,834

Effect of exchange rate changes on cash	–	–	(654)	(654)

Net (decrease) increase in cash and cash equivalents	(15,212)	(277)	2,145	(13,344)
Cash and cash equivalents at beginning of period	134,513	48,940	3,960	187,413

Cash and cash equivalents at end of period	$119,301	$48,663	$6,105	$174,069

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.”

THREE MONTHS ENDED MARCH 31, 2005 OVERVIEW

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading provider of pharmaceutical care for the elderly. Omnicare primarily serves residents in long-term care facilities comprising approximately 1,090,000 beds in 47 states in the United States (“U.S.”) and in Canada at March 31, 2005, making it the largest U.S. provider of professional pharmacy, related consulting and data management services for skilled nursing, assisted living and other institutional healthcare providers. Omnicare also provides clinical research services (“CRO”) for the pharmaceutical and biotechnology industries in 30 countries worldwide.

A summary of the key operating results for the three months ended March 31, 2005 and 2004 follows (in thousands, except per share amounts):

	Three months ended March 31,

	2005	2004

Consolidated:
Total net sales	$1,096,146	$982,279

Net income	$57,995	$63,491

Diluted earnings per share (“EPS”)	$0.54	$0.58

Sales and profitability results are discussed at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

	Three months ended March 31,

	2005	2004

Pharmacy Services Segment:
Net sales	$1,050,099	$948,513

Operating income	$124,903	$123,430

The sales growth for the three months ended March 31, 2005 continues to be driven largely by ongoing execution of the Company’s acquisition strategy along with improved occupancy and acuity in many areas, the expansion of the Company’s clinical and other service programs, drug price inflation and market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices, but are significantly more effective in reducing overall healthcare costs than those they replace. The sales growth was achieved despite the ongoing impact of the trends experienced over the last several quarters, namely government reimbursement reductions, both state and federal, as well as intense competitive pricing pressures, and the increasing use of generic drugs. The increased operating income was primarily the result of increased sales, ongoing benefits of the Company’s acquisition integration efforts and productivity enhancement initiatives throughout the Pharmacy Services segment, offset in large part by the previously mentioned intensified pricing and government reimbursement pressures.

	Three months ended March 31,

	2005	2004

CRO Services Segment:
Revenues	$46,047	$33,766

Operating income	$2,559	$3,208

The CRO Services segment generated revenues of $46.0 million in the three months ended March 31, 2005, a 36% increase over the prior-year quarter’s revenues of $33.8 million. This increase is primarily due to the full quarter impact of the late-2004 acquisition of Clinimetrics Research Associates, Inc. (“Clinimetrics”). Operating income in the three months ended March 31, 2005 was lower than the same prior-year period due primarily to the impact of the addition of Clinimetrics and its early completion of a large data management project which resulted in lower revenues recognized in the first quarter without a proportionate reduction in the operating cost structure.

Financial Condition, Liquidity and Capital Resources

Net cash flows from operating activities for three months ended March 31, 2005 increased to $65.1 million from the $25.5 million generated during the comparable period of 2004, primarily attributable to net income and improved working capital conditions. Operating cash flows, as well as long-term debt borrowings, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends. During the three months ended

March 31, 2005, the Company’s investing activities included the completion of certain acquisitions in its institutional pharmacy business, which individually and in the aggregate, were not significant. Borrowings of long-term debt totaled approximately $41 million during the quarter and was largely used for payments relating to the acquisition of businesses. The Company also paid $6.2 million on the term A loan during the first quarter of 2005.

RESULTS OF OPERATIONS

The following table presents the consolidated net sales and results of operations of Omnicare for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts).

	Three months ended March 31,

	2005	2004

Total net sales	$1,096,146	$982,279

Net income	$57,995	$63,491

Earnings per share:
Basic	$0.57	$0.61

Diluted	$0.54	$0.58

EBITDA(a)	$125,832	$129,933

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(a)	$125,832	$129,933
(Subtract)/Add:
Interest expense, net of investment income	(18,766)	(16,078)
Income taxes	(34,802)	(36,437)
Changes in assets and liabilities, net of effects from acquisition of businesses	(33,687)	(77,194)
Provision for doubtful accounts	12,409	10,476
Deferred tax provision	14,068	14,808

Net cash flows from operating activities	$65,054	$25,508

(a) “EBITDA” represents earnings before interest (net of investment income), income taxes, depreciation and amortization. The Company believes that certain investors find EBITDA to be a useful tool for measuring a company’s ability to service its debt, which is also the primary purpose for which management uses this financial measure. However, EBITDA does not represent net cash flows from operating activities, as defined by United States Generally Accepted Accounting Principles (“U.S. GAAP”), and should not be considered as a substitute for operating cash flows as a measure of liquidity. The Company’s calculation of EBITDA may differ from the calculation of EBITDA by others.

Three Months Ended March 31, 2005 vs. 2004

Consolidated

Total net sales for the three months ended March 31, 2005 rose to $1,096.1 million from $982.3 million in the comparable prior year period. Diluted earnings per share for the three months ended March 31, 2005 were $0.54 versus $0.58 in the same prior year period. Net income for the three months ended March 31, 2005 was $58.0 million versus $63.5 million earned in the comparable 2004 period. EBITDA totaled $125.8 million for the three months ended March 31, 2005 as compared with $129.9 million for the same period of 2004.

The three months ended March 31, 2005 included a charge to operating expenses totaling $1.2 million pretax, in connection with the issuance of the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”). See further discussion of this transaction, as well as the impact of Emerging Issues Task Force (“EITF”) No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”) on Omnicare’s first quarter 2005 and 2004 earnings, at the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” and “Diluted Earnings Per Share” sections, respectively, of this MD&A.

Pharmacy Services Segment

Omnicare’s Pharmacy Services segment recorded sales of $1,050.1 million for the three months ended March 31, 2005, exceeding the 2004 amount of $948.5 million by $101.6 million, or 10.7%. At March 31, 2005, Omnicare served long-term care facilities comprising approximately 1,090,000 beds as compared with approximately 1,050,000 beds served at March 31, 2004. Contributing in large measure to the increase in sales and in beds served was the completion of several acquisitions, which individually, and in the aggregate, were not significant during the 2005 and 2004 periods. Additionally, Pharmacy Services sales increased due to improved occupancy and acuity in many areas, and the continued implementation and expansion of the Company’s clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by the increased use of generic drugs. First quarter results were also impacted by continued intensified competitive pricing pressures, Medicaid reimbursement reductions, including overall reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $124.9 million in the first quarter of 2005, a $1.5 million improvement as compared with the $123.4 million earned in the comparable period of 2004. The increased operating income was primarily the result of increased sales and productivity enhancement initiatives generally, as well as the overall synergies from the integration of the recent acquisitions. Although operating margins were initially unfavorably impacted by the addition of these lower-margin acquisitions, the integration efforts resulted in drug purchasing improvements, consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure. Offsetting, in large part, the improved operating income in the three months ended March 31, 2005 were the previously mentioned intensified pricing and Medicaid reimbursement pressures.

The Company derives approximately one-half of its revenues directly from government sources, principally state Medicaid and to a lesser extent federal Medicare programs, and one-half from the private sector (including individual residents, third-party insurers and skilled nursing facilities (“SNFs”)).

As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs. Since 1997, Congress has passed a number of federal laws that have effected major changes in the healthcare system.

The Balanced Budget Act of 1997 (the “BBA”) sought to achieve a balanced federal budget by, among other things, changing the reimbursement policies applicable to various healthcare providers. In a significant change for the SNF industry, the BBA provided for the introduction in 1998 of the prospective payment system (“PPS”) for Medicare-eligible residents of SNFs. Prior to PPS, SNFs under Medicare received cost-based reimbursement. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS resulted in a significant reduction of reimbursement to SNFs. Admissions of Medicare residents, particularly those requiring complex care, declined in many SNFs due to concerns relating to the adequacy of reimbursement under PPS. This caused a weakness in Medicare census leading to a significant reduction of overall occupancy in the SNFs the Company serves. This decline in occupancy and acuity levels adversely impacted Omnicare’s results beginning in 1999, as the Company experienced lower utilization of Omnicare services, coupled with PPS-related pricing pressure from Omnicare’s SNF customers.

In 1999 and 2000, Congress sought to restore some of the reductions in reimbursement resulting from PPS. This legislation helped to improve the financial condition of SNFs, motivated them to increase admissions, particularly of higher acuity residents, and stabilized the unfavorable operating trends attributable to PPS. One provision gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when the Centers for Medicare & Medicaid Services (“CMS”) implements a refined patient classification system under PPS. CMS has not implemented such refinements to date, thus continuing the additional rate increases currently in place for certain high-acuity patients through fiscal year 2005. President Bush’s proposed fiscal year 2006 budget indicates that CMS intends to implement the refinements in fiscal year 2006, which would result in $1.5 billion in decreased expenditures in 2006. However, it is unclear at this time whether CMS will implement resource utilization group (“RUG”) refinement as described in the President’s budget proposal. Also, SNF payments under PPS are subject to annual market basket increases, which in the past have partially offset the impact of other temporary rate expirations. Nonetheless, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Until the Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs through a new prescription drug discount card program, which began in June 2004, and which gives enrollees access to negotiated discounted prices for prescription drugs. Under the MMA, Medicare beneficiaries may enroll in Part D Plans which will provide coverage of outpatient prescription drugs effective as of January 1, 2006. Medicare beneficiaries generally will have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their prescription drug costs covered by the new Medicare drug benefit, including nursing home residents served by the Company whose drug costs are currently covered by state Medicaid programs.

CMS will provide premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Therefore, such dual eligibles will not be required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy. Dual eligible residents of nursing homes will be entitled to have all of their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS will review the formularies of Part D Plans and has indicated that it will require their formularies to include the types of drugs most commonly needed by Medicare beneficiaries. CMS also will ensure that plans’ formulary exceptions criteria provide for coverage of drugs determined by the plan to be medically appropriate for the enrollee. The MMA also makes available partial premium and cost-sharing subsidies for certain other classes of low-income enrollees who do not qualify for Medicaid.

Pursuant to the final Part D rule, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We intend to negotiate such agreements with Part D Plans under which we would provide drugs and associated services to their enrollees. Until such agreements are negotiated, we will not be able to determine what changes, if any, there may be to the terms and conditions under which we provide drugs and services to Medicare beneficiaries who become enrollees of Part D Plans. The MMA will not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered in a Part A stay. We will continue to receive reimbursement for drugs provided to such residents from the SNFs pursuant to the contracts we have negotiated with each SNF. CMS will be issuing subregulatory guidance on many aspects of the final rule throughout 2005 as the new program is implemented. In addition, the Secretary of the Department of Health and Human Services is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and, among other things, make recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to Medicare beneficiaries in nursing facilities consistent with existing patient safety and quality of care standards. The MMA also reforms the Medicare Part B prescription drug payment methodology, although the Company’s revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA’s legislative reforms ultimately will have on the Company.

Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets, which has led to decreasing reimbursement rates in certain states. Some states continue to experience budget shortfalls, which may prompt them to consider implementing further reductions in Medicaid reimbursement and other cost control measures. While the Company has endeavored to adjust to these pricing pressures to date, these pressures are likely to continue or escalate, particularly if economic recovery does not emerge, and there can be no assurance that such occurrence will not have an adverse impact on the Company’s business.

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

Demographic trends indicate that demand for long-term care will increase well into the middle of this century as the elderly population grows significantly. Moreover, those over 65 consume a disproportionately high level of healthcare services, including prescription drugs, when compared with the under-65 population. There is widespread consensus that appropriate pharmaceutical care is generally considered the most cost-effective form of treatment for the chronic ailments afflicting the elderly and also one that is able to improve the quality of life. Further, the pace and quality of new drug development is yielding many promising new drugs targeted at the diseases of the elderly. These new drugs may be more expensive than older, less effective drug therapies due to rising research costs. However, they are significantly more effective in curing or ameliorating illness and in lowering overall healthcare costs by reducing, among other things, hospitalizations, physician visits, nursing time and lab tests. These trends not only support long-term growth for the geriatric pharmaceutical industry but also containment of healthcare costs and the well-being of the nation’s growing elderly population.

In order to fund this growing demand, the Company anticipates that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While it is not possible to predict the effect of the new Medicare Part D drug benefit or any further initiatives on Omnicare’s business, management believes that the Company’s expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today’s healthcare environment. Further, while volatility can occur from time to time in the contract research business owing to factors such as the success or failure of its clients’ compounds, the timing or budgetary constraints of its clients, or consolidation within our client base, new drug discovery remains an important priority of drug manufacturers. Drug manufacturers, in order to optimize their research and development efforts, will continue to turn to contract research organizations to assist them in accelerating drug research development and commercialization.

CRO Services Segment

Omnicare’s CRO Services segment recorded revenues of $46.0 million for the three months ended March 31, 2005, which were $12.2 million, or 36%, higher than the $33.8 million recorded in the same prior year period. In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company included $7.3 million and $4.5 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the quarters ended March 31, 2005 and 2004, respectively. Revenues for the three months ended March 31, 2005 were higher than in the same prior year period due primarily to the impact of the Clinimetrics acquisition and the aforementioned increase in reimbursable out-of-pockets of $2.8 million under EITF No. 01-14.

Operating income in the CRO Services segment was $2.6 million in the first quarter of 2005 compared with $3.2 million in the same 2004 period. Although the CRO Services segment experienced a year-over-year revenue increase, profitability from the comparable prior-year period was negatively affected by the impact of the mid-December 2004 Clinimetrics acquisition, largely as a result of the early completion of a large data management project, the results of which were accepted by the Food and Drug Administration more rapidly than anticipated. This resulted in lower revenues to coincide with the existent operating cost structure, which has recently been adjusted. Backlog at March 31, 2005 was $261.9 million, representing an increase of $64.8 million from the March 31, 2004 backlog of $197.1 million largely due to the late 2004 Clinimetrics acquisition, and a $15.0 million decline from the December 31, 2004 backlog of $276.9 million.

Consolidated

The Company’s consolidated gross profit of $269.3 million increased $14.6 million during the first quarter of 2005 from the same prior-year period amount of $254.7 million. Gross profit as a percentage of total net sales of 24.6% in the three months ended March 31, 2005, was lower than the 25.9% experienced during the same period of 2004. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company’s formulary compliance program, the increased use of generic drugs and the impact of productivity enhancements. These favorable factors were more than offset largely by the previously mentioned intensified pricing and reimbursement pressures, as well as the further market penetration of newer branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins.

Omnicare’s selling, general and administrative (“operating”) expenses for the quarter ended March 31, 2005 of $157.8 million were higher than the comparable year amount of $138.7 million by $19.1 million, due primarily to the overall growth of the business, including the completion of several acquisitions. Operating expenses as a percentage of total net sales totaled 14.4% in the first quarter 2005, representing an increase from the 14.1% experienced in the comparable prior-year period. This increase in the first quarter of 2005 is primarily due to the impact of the Clinimetrics acquisition, costs associated with efforts to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as well as the aforementioned $1.2 million special charge for professional fees and expenses related to the first quarter 2005 trust PIERS exchange offering. Partially offsetting these first quarter of 2005 increased operating expenses was the favorable impact of the leveraging of fixed and variable overhead costs over a larger sales base in 2005 than that which existed in 2004.

Investment income for the three months ended March 31, 2005 of $1.2 million was significantly higher than the $0.6 million earned in the comparable prior year quarter, largely attributable to higher interest rates and average invested plan asset balances in the first quarter of 2005 versus the comparable prior year quarter.

Interest expense for the three months ended March 31, 2005 of $19.9 million was higher than the $16.7 million in the comparable prior-year period due to increased borrowings and increases in floating rates for variable rate loans.

The effective income tax rate was 37.5% in the first quarter of 2005, marginally higher than the comparable prior year period rate of 36.5%. The effective tax rates in 2005 and 2004 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various nondeductible expenses.

Restructuring Program

In connection with the previously disclosed second phase of its productivity and consolidation initiative (the “Phase II Program”), the Company had liabilities of $3.3 million at March 31, 2005 and December 31, 2004. The remaining liabilities at March 31, 2005 represent amounts not yet paid relating to actions taken (consisting primarily of lease payments), and will be adjusted as these matters are settled.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2005 were $148.8 million compared with $84.4 million at December 31, 2004 (including restricted cash amounts of $5.8 million and $0.3 million, respectively).

The Company generated positive net cash flows from operating activities of $65.1 million during the three months ended March 31, 2005, an increase from the $25.5 million generated during the three months ended March 31, 2004, largely as a result of improved working capital conditions. Largely contributing to net cash flows from operating activities during the three months ended March 31, 2005 was operating results during the quarter. Operating cash flows, as well as long-term debt borrowings, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends.

Net cash used in investing activities was $36.8 million and $116.0 million for the three months ended March 31, 2005 and 2004, respectively. Acquisitions of businesses required cash payments of $28.2 million (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in 2005, which were primarily funded by long-term debt borrowings. Acquisitions of businesses during 2004 required $105.9 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2004 acquisitions) which were primarily funded by borrowings under the Company’s credit facility. Omnicare’s capital requirements are primarily comprised of its acquisition program, including the possible acquisition of NeighborCare, Inc. (“NeighborCare”) which is discussed below under the caption “NeighborCare Transaction,” and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash provided by financing activities was $30.3 million for the three months ended March 31, 2005 as compared to $77.8 million for the comparable prior year period. Borrowings of long-term debt totaled approximately $41 million during the quarter and was largely used for payments relating to the acquisition of businesses. The Company also paid $6.2 million on the term A loan during the first quarter of 2005 (at March 31, 2005, the current portion due on the term A loan is $24.6 million).

On February 23, 2005, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2005. Aggregate dividends of $2.4 million paid during the three months ended March 31, 2005 were relatively consistent with the $2.3 million paid in the comparable prior year period.

The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings, if any, will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Although the Company has no current plans to refinance its indebtedness, issue additional indebtedness or issue additional equity, other than those associated with the tender offer for NeighborCare discussed below, the Company believes that external sources of financing are readily available and will access them as it deems appropriate.

NeighborCare Transaction

On June 4, 2004, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of NeighborCare for $30.00 per share in cash. The transaction has a total value of approximately $1.6 billion, which includes the assumption of NeighborCare’s net debt and any related refinancing thereof. As of March 31, 2005, the Company has deferred approximately $14.2 million of pre-acquisition costs relating to this transaction, which would be expensed currently should the acquisition transaction not be consummated. The acquisition of NeighborCare is expected to be financed with proceeds from a $2.4 billion commitment letter the Company has secured in anticipation of the transaction or from such other financings that are sufficient, together with cash on hand, to consummate the tender offer and the proposed merger. The Company’s $2.4 billion commitment letter consists of a $600 million five-year revolving credit facility, a $700 million five-year senior term A loan facility and a $1.1 billion 364-day facility. On July 13, 2004, Omnicare announced that it received a request for additional information from the Federal Trade Commission (“FTC”) relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) in connection with its tender offer for NeighborCare. On Friday, April 1, 2005, Omnicare completed submission of the documents and data requested by the FTC under its Request for Additional Information under the HSR Act. The requested documents and data relate to Omnicare’s tender offer for all of the outstanding shares of the common stock of NeighborCare, Inc. On May 3, 2005, Omnicare agreed with the FTC that it would not seek to close the NeighborCare transaction until 12:01 a.m. on June 16, 2005. Omnicare is continuing to work with the FTC to complete its review. The Company’s tender offer is scheduled to expire at 5:00 p.m., New York City time, on June 3, 2005, unless further extended.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations at March 31, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt obligations(a)	$1,310,623	$24,615	$274,616	$41,392	$970,000
Capital lease obligations	914	478	398	35	3
Operating lease obligations	130,716	32,155	48,897	28,984	20,680
Purchase obligations(b)	46,864	40,864	4,000	2,000	–
Other current obligations(c)	286,096	286,096	–	–	–
Other long-term liabilities(d)	147,144	–	45,318	1,656	100,170

Total contractual cash obligations	$1,922,357	$384,208	$373,229	$74,067	$1,090,853

(a)	The above long-term debt obligation amounts represent the principal portion of the associated debt obligations.
(b)	Purchase obligations primarily consist of open inventory purchase orders, as well as obligations for other goods and services, at period end.
(c)	Other current obligations primarily consist of accounts payable at period end.
(d)	Other long-term obligations is largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities and the obligation associated with the interest rate swap agreement.

During the first quarter of 2005, Omnicare completed its offer to exchange up to $345 million aggregate liquidation amount of 4.00% Trust Preferred Income Equity Redeemable Securities (the “Old Trust PIERS”) of the Omnicare Capital Trust I (the “Old Trust”), for an equal amount of the New Trust PIERS of the New Trust. The New Trust PIERS have substantially similar terms to the Old Trust PIERS, except that the New Trust PIERS have a net share settlement feature. Additional information regarding the 4.00% junior subordinated convertible debentures underlying the Old Trust PIERS and the New Trust PIERS is summarized below.

4.00% Junior Subordinated Convertible Debentures

Original 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of original 4.00% junior subordinated convertible debentures (“Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at March 31, 2005, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS remaining outstanding at March 31, 2005.

Series B 4.00% Junior Subordinated Convertible Debentures

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of newly issued New Trust PIERS of the New Trust, plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (“New 4.00% Debentures”) issued by Omnicare, Inc. with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust.

The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Omnicare common stock, whereas the outstanding Old Trust PIERS are convertible only into Omnicare common stock (except for cash in lieu of fractional shares).

The purpose of the exchange offer was to change the conversion settlement provisions of the Old Trust PIERS. The Company made this change in response to the ratification of the Financial Accounting Standards Board (“FASB”) of EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), which, effective December 15, 2004, changed the accounting rules applicable to the Old Trust PIERS and requires Omnicare to include the common stock issuable upon conversion of the Old Trust PIERS in Omnicare’s diluted shares outstanding, regardless of whether the market trigger has been met (see further discussion of EITF No. 04-08 at the "Diluted Earnings Per Share" caption below). By committing to pay up to the stated liquidation amount of the New Trust PIERS to be converted in cash upon conversion, Omnicare is able to account for the New Trust PIERS under the treasury stock method, which is expected to be less dilutive to earnings per share than the “if converted” method required by EITF No. 04-8.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.1 million was amortized in the three months ended March 31, 2005 and 2004, respectively. The three months ended March 31, 2005 included a special charge to operating expenses totaling $1.2 million pretax in connection with the issuance of the New Trust PIERS.

Off-Balance Sheet Arrangements:

At March 31, 2005, the Company had two unconsolidated entities, the Old Trust and the New Trust, which were established for the purpose of facilitating the offerings of the Old Trust PIERS and the New Trust PIERS, respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of Omnicare. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a separate line item on Omnicare’s consolidated balance sheet, and the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees and the Old 4.00% Debentures and New 4.00% Debentures are included in Omnicare’s notes to consolidated financial statements. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

At March 31, 2005, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Allowance for Doubtful Accounts

Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance. Omnicare’s primary collection risk relates to facility and private pay customers. The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Omnicare establishes this allowance for doubtful accounts using the specific identification approach, and considering such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. Management reviews this allowance on an ongoing basis for appropriateness. Judgment is used to assess the collectibility of account balances and the economic ability of customers to pay.

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable”; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by the days in the quarter to derive the DSO amount. Omnicare’s DSO was 71 days at March 31, 2005 and December 31, 2004. The allowance for doubtful accounts as of March 31, 2005 was $123.6 million compared with $123.3 million at December 31, 2004. These allowances were relatively consistent at 12.3% and 12.8% of gross receivables (net of contractual allowances) as of March 31, 2005 and December 31, 2004, respectively. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results. A one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of March 31, 2005 would result in an increase to the allowance for doubtful accounts and bad debt expense of approximately $10.0 million.

The following table is an aging of the Company’s March 31, 2005 and December 31, 2004 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2005

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B and Third Party payors	$301,091	$27,805	$328,896
Facility payors	376,139	113,693	489,832
Private Pay payors	122,040	45,734	167,774
CRO	15,917	759	16,676

Total gross accounts receivable (net of contractual allowance adjustments)	$815,187	$187,991	$1,003,178

	December 31, 2004

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B and Third Party payors	$303,638	$29,871	$333,509
Facility payors	355,593	97,449	453,042
Private Pay payors	120,579	40,783	161,362
CRO	13,085	995	14,080

Total gross accounts receivable (net of contractual allowance adjustments)	$792,895	$169,098	$961,993

DILUTED EARNINGS PER SHARE

In October 2004, the FASB ratified EITF Issue No. 04-8, which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price trigger has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. Diluted earnings per common share amounts have been retroactively restated for 2004 to give effect to the application of EITF No. 04-8 as it relates to the Old 4.00% Debentures issued in the second quarter of 2003. The effect of Omnicare’s fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.03 for the three months ended March 31, 2004. For purposes of the “if-converted” calculation, 8,451,000 shares were assumed to be converted for the three months ended March 31, 2004. Additionally, interest expense, net of taxes, of $2.3 million for the three months ended March 31, 2004, was added back to net income for purposes of calculating diluted earnings per share using this method. The effect of EITF No. 04-8 on the Company’s first quarter 2005 earnings results prior to the trust PIERS exchange offer was to decrease diluted earnings per share by $0.02. See further discussion of the trust PIERS exchange offering in the "Debt" note at Part I, Item 1 of this Filing.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”). This Statement requires the Company to record compensation costs relating to equity-based payments, in its financial statements, over the requisite service period (usually the vesting period). This Statement is effective for the Company in the period beginning January 1, 2006. The Company currently intends to elect the “modified prospective application” method of implementing SFAS 123R, which applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006. Omnicare is currently evaluating the impact of the adoption of SFAS 123R to the Company, but has not yet quantified the effect of this new standard on its financial results for 2006 and future years.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made on the basis of management’s views and assumptions regarding business performance as of the time the statements are made, and management does not undertake any obligation to update these statements. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact.

Forward-looking statements in this report include, but are not limited to, the following: expectations concerning the Company’s financial performance, results of operations, sales, earnings or business outlook; expectations regarding acquisitions, including, but not limited to, the NeighborCare transaction; trends in the long-term healthcare and contract research industries generally; expectations concerning the Company’s ability to leverage its core business; anticipated growth in alternative institutional markets such as correctional facilities, hospice care, mental health and personal care or supportive living facilities; expectations concerning continued relative stability in the operating environment in the long-term care industry; anticipated demographic trends in the healthcare industry; the impact of drug price inflation; changes in government and other reimbursement formulas to take into account drug price inflation or deflation; the ability to allocate resources in order to enhance gross profit margins; the ability to continue the Company’s value creation strategy through expanding its core pharmaceutical business and leveraging that business through the development and expansion of clinical information services; the Company’s ability to continue to leverage fixed and variable overhead costs through internal and acquired growth; the impact of the 2003 refinancing in enhancing the Company’s financial position and providing financial flexibility to support its ongoing growth strategies; other factors affecting the Company’s strategy for future growth; the effectiveness of the Company’s unit-of-use controls and computerized documentation system; the effectiveness of the Company’s health and outcomes management programs; the ability to leverage the Company’s CRO business and its core pharmacy business as anticipated; expectations concerning product and market development efforts; trends concerning the commencement, continuation or cancellation of CRO projects and backlog; the effectiveness of recent cost reduction efforts in the CRO; volatility in the CRO business; anticipated business performance of the CRO in 2005; expectations in the CRO business resulting from streamlining and globalization efforts, the Company’s unique capabilities in the geriatric market and strength of presence in the drug development marketplace; trends in healthcare funding issues, including, but not limited to, state Medicaid budgets, enrollee eligibility, escalating drug prices due to higher utilization among seniors and the aging of the population; expectations concerning increasing Medicare admissions and improving occupancy rates; the introduction of more expensive medications, and increasing use of generic medications; the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs; the cost-effectiveness of pharmaceuticals in treating chronic illnesses for the elderly; the effectiveness of the Company’s formulary compliance program; the effectiveness of the Company’s pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the adequacy and availability of the Company’s sources of liquidity and capital; payments of future quarterly dividends; the adequacy of the Company’s net cash flows from operating activities, credit facilities and other long- and short-term debt financings to satisfy the Company’s future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future; the ability, if necessary, to refinance indebtedness or issue additional indebtedness or equity; interest rate risk on the Company’s outstanding debt; valuations of derivative instruments embedded in the Old Trust PIERS and New Trust PIERS instruments; the adequacy of the Company’s allowance for doubtful accounts; expectations concerning inventory write-offs; the adequacy of insurance expense estimates and methodology; the adequacy of the provisions for current or deferred taxes; the impact of reduced government reimbursement rates to the Company’s SNF clients which could adversely affect the timing or level of SNF payments to the Company; the impact of the MMA, including the Medicare Part D prescription drug benefit, effective January 1, 2006, as implemented pursuant to CMS regulations and subregulatory guidance; the impact of continued pressure on federal and state Medicaid budgets and budget shortfalls which have led to decreasing reimbursement rates and other cost control measures in certain states; the Company’s ability to respond to such federal and state budget shortfalls and corresponding reductions in Medicaid reimbursement rates; the effect of any changes and considerations in long-term healthcare funding policies for Medicare and Medicaid programs; expected demand for long-term care; the pace and quality of new drug development targeted at diseases of the elderly; the impact of newer drugs that, although more expensive, are more efficient at treating illness and thereby reduce overall healthcare costs; trends and expectations concerning long-term growth prospects for the geriatric care industry and the containment of healthcare costs for the elderly; expectations concerning the growth in the elderly population; anticipated changes in healthcare delivery systems and payment methodologies in order to fund growing demand; the ability of the Company to utilize its expertise in geriatric pharmaceutical care and pharmaceutical cost management and its database on drug utilization and outcomes in the elderly to meet the anticipated challenges of the healthcare environment; the effectiveness of the Company’s growth strategy in allowing the Company to maximize cash flow, maintain a strong financial position, enhance the efficiency of its operations and continue to develop the Company’s franchise in the geriatric pharmaceutical market; the ability of expansion in the Company’s core business to provide the Company greater ability to leverage its clinical services and information business, thereby enhancing cost advantages in the institutional pharmacy market; the belief that new drug discovery will remain an important priority for pharmaceutical manufacturers; and expectations concerning opportunities for future growth and the continued need for pharmaceutical manufacturers to utilize contract research businesses in optimizing research and development efforts.

These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions, including, but not limited to, the NeighborCare transaction; trends for the continued growth of the Company’s businesses; expectations concerning the development and performance of the Company’s informatics business; the effectiveness of the Company’s formulary compliance program; trends in drug pricing, including the impact and pace of pharmaceutical price increases; delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets or for other reasons; the overall financial condition of the Company’s customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the Company’s pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated revenues, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company’s revenues, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining and globalization efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company’s implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; the impact of the MMA, including the Medicare Part D prescription drug benefit effective January 1, 2006, as implemented pursuant to CMS regulations and subregulatory guidance; legislation and regulations affecting payment and reimbursement rates for SNFs; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company’s ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to the Company’s CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans; events or circumstances which result in an impairment of assets, including but not limited to, goodwill; market conditions which adversely affect the valuation of the Old Trust PIERS and the New Trust PIERS; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and other risks and uncertainties described in the Company’s reports and filings with the Securities and Exchange Commission.

Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk exposure through its borrowings. The Company’s debt obligations at March 31, 2005 include $129.2 million outstanding under the term A loan and $211.4 million borrowed on variable-rate long-term debt facilities at a weighted-average interest rate of 4.15% at March 31, 2005 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $3.4 million per year); $375.0 million outstanding under its fixed-rate 8.125% senior subordinated notes, due 2011 ("8.125% Senior Notes"); $250.0 million outstanding under its fixed-rate 6.125% senior subordinated notes, due 2013 ("6.125% Senior Notes"); and $345.0 million outstanding under its fixed-rate 4.00% junior subordinated convertible debentures underlying the Old Trust PIERS and the New Trust PIERS, due 2033. In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The estimated LIBOR-based floating rate for the Swap Agreement was 5.655% at March 31, 2005 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $21.7 million at March 31, 2005 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes. At March 31, 2005, the fair value of Omnicare’s variable-rate long-term debt facilities approximates the carrying value, and the fair value of the 8.125% Senior Notes, 6.125% Senior Notes, Old 4.00% Debentures and New 4.00% Debentures is approximately $394.5 million, $243.1 million, $11.7 million and $344.2 million, respectively.

Embedded in the Old Trust PIERS and the New Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at March 31, 2005, the values of both derivatives embedded in the Old Trust PIERS and New Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations.

The Company has operations and revenue that occur outside of the United States (“U.S.”) and transactions that are settled in currencies other than the U.S. dollar, exposing it to market risk related to changes in foreign currency exchange rates. However, the substantial portion of the Company’s operations and revenues and the substantial portion of the Company’s cash settlements are exchanged in U.S. dollars. Therefore, changes in foreign currency exchange rates do not represent a substantial market risk exposure to the overall Company, but could be significant in any given reporting period to Omnicare’s CRO Services segment. In connection with the acquisition of Canadian (“CDN”)-based Medico pharmacy, Omnicare entered into a CDN $50 million foreign exchange transaction arrangement on December 29, 2004. This arrangement expired on January 7, 2005, and had an immaterial impact on the consolidated financial position, income statement and cash flows of the Company during 2004 and the first quarter of 2005.

The Company does not have any financial instruments held for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Based on a recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed or submitted under the Securities Exchange Act of 1934.

(b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended March 31, 2005 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2005	1	$33.35	–	–
February 1-28, 2005	71	31.27	–	–
March 1-31, 2005	105	35.48	–	–

Total	177	$33.79	–	–

(a)      During the first quarter of 2005, the Company purchased 177 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6.	EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc. Registrant

Date: May 10, 2005	By:	/s/ David W. Froesel, Jr.

David W. Froesel, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003

(3.3)	Second Amended and Restated By-Laws of Omnicare, Inc.	Form 10-Q November 14, 2003

(4.7)	Third Supplemental Indenture dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K March 9, 2005

(4.10)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005

(4.11)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005

(10.22)	Amendment to Employment Agreement with J.F. Gemunder dated as of March 24, 2005*	Form 8-K March 29, 2005

(10.23)	Amendment to Employment Agreement with P.E. Keefe dated as of March 24, 2005*	Form 8-K March 29, 2005

(10.24)	Amendment to Employment Agreement with C.D. Hodges dated as of March 24, 2005*	Form 8-K March 29, 2005

(10.28)	Form of Restricted Stock Award Letter (Executive Officers)*	Form 8-K March 29, 2005

(10.29)	Form of Restricted Stock Award Letter (Employees Other Than Executive Officers)*	Form 8-K March 29, 2005

E-1

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

(99)

Commitment Letter Agreement among JPMorgan Chase Bank, J.P. Morgan Securities Inc., Lehman Commercial Paper Inc., Lehman Brothers Inc., SunTrust Bank, SunTrust Capital Markets, Inc., Canadian Imperial Bank of Commerce, CIBC World Markets Corp., Merrill Lynch Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Omnicare, Inc., dated June 3, 2004

Exhibit (b)(1) to the Schedule TO-T of the Company and Nectarine Acquisition Corp. as filed with the Securities and Exchange Commission on June 4, 2004

* Indicates management contract or compensatory arrangement.

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

E-2