Form 10-Q
period 2005-06-30
OMNICARE INC
filed 2005-08-09
CIK 353230

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

2)	has been subject to such filing requirement for the past 90 days.

Yes	x	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	x	No

COMMON STOCK OUTSTANDING

	Number of Shares	Date
Common Stock, $1 par value	105,569,102	June 30, 2005

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

(In thousands, except per share data)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2005	2004	2005	2004

Sales	$1,114,941	$1,006,053	$2,203,814	$1,983,795
Reimbursable out-of-pockets	8,456	4,544	15,729	9,081
Total net sales	1,123,397	1,010,597	2,219,543	1,992,876
Cost of sales	840,095	750,433	1,659,646	1,473,507
Reimbursed out-of-pocket expenses	8,456	4,544	15,729	9,081
Total direct costs	848,551	754,977	1,675,375	1,482,588
Gross profit	274,846	255,620	544,168	510,288
Selling, general and administrative expenses	156,995	143,327	314,754	281,989
Operating income	117,851	112,293	229,414	228,299
Investment income	1,091	905	2,244	1,539
Interest expense	(20,439)	(17,243)	(40,358)	(33,955)
Income before income taxes	98,503	95,955	191,300	195,883
Income taxes	36,771	35,501	71,573	71,938
Net income	$61,732	$60,454	$119,727	$123,945
Earnings per common share:
Basic	$0.60	$0.58	$1.17	$1.19
Diluted (Note 3)	$0.59	$0.55	$1.13	$1.13
Dividends per common share	$0.0225	$0.0225	$0.0450	$0.0450
Weighted average number of common shares outstanding:
Basic	102,381	103,996	102,069	103,727
Diluted (Note 3)	104,742	113,453	107,332	113,339
Comprehensive income	$61,048	$58,327	$118,228	$122,500

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

(In thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$104,263	$84,169
Restricted cash	6,148	262
Deposit with drug wholesaler	44,000	44,000
Accounts receivable, less allowances of $124,318 (2004-$123,288)	919,057	838,705
Unbilled receivables	20,901	14,007
Inventories	322,136	331,367
Deferred income tax benefits	108,745	94,567
Other current assets	173,628	142,702
Total current assets	1,698,878	1,549,779
Properties and equipment, at cost less accumulated depreciation of $232,138 (2004-$222,524)	138,907	142,421
Goodwill	2,037,067	2,003,223
Other noncurrent assets	213,616	203,758
Total noncurrent assets	2,389,590	2,349,402
Total assets	$4,088,468	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,343	$282,956
Accrued employee compensation	18,435	19,820
Deferred revenue	17,082	24,245
Current debt	24,981	25,218
Other current liabilities and income taxes payable	117,056	115,243
Total current liabilities	445,897	467,482
Long-term debt	309,685	281,559
8.125% senior subordinated notes, due 2011	375,000	375,000
6.125% senior subordinated notes, net, due 2013	237,615	232,508
4.00% junior subordinated convertible debentures, due 2033 (Note 6)	345,000	345,000
Deferred income tax liabilities	173,664	137,593
Other noncurrent liabilities	139,976	132,931
Total noncurrent liabilities	1,580,940	1,504,591
Total liabilities	2,026,837	1,972,073
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $1 par value, 200,000,000 shares authorized, 108,307,800 shares issued (2004-106,579,800 shares issued)	108,308	106,580
Paid-in capital	1,088,780	1,038,671
Retained earnings	1,025,963	910,973
Treasury stock, at cost-2,738,700 shares (2004-2,083,400 shares)	(78,070)	(54,931)
Deferred compensation	(73,257)	(65,591)
Accumulated other comprehensive income	(10,093)	(8,594)
Total stockholders’ equity	2,061,631	1,927,108
Total liabilities and stockholders’ equity	$4,088,468	$3,899,181

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

(In thousands)
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$119,727	$123,945
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	16,354	18,062
Amortization	12,788	9,608
Provision for doubtful accounts	24,750	21,890
Deferred tax provision	26,006	25,087
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(108,604)	(43,791)
Inventories	12,513	21,258
Current and noncurrent assets	(12,626)	(69,625)
Accounts payable	(11,389)	(3,856)
Accrued employee compensation	(1,904)	(4,721)
Deferred revenue	(7,163)	(8,781)
Current and noncurrent liabilities, and income taxes payable	11,389	5,408
Net cash flows from operating activities	81,841	94,484

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(77,781)	(144,643)
Capital expenditures	(7,938)	(9,837)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(5,886)	(5,063)
Other	34	61
Net cash flows from investing activities	(91,571)	(159,482)

Cash flows from financing activities:
Borrowings on line of credit facilities	415,000	190,000
Payments on line of credit facilities and term A loan	(427,308)	(138,206)
Proceeds from (payments on) long-term borrowings and obligations	41,345	(43)
Fees paid for financing arrangements	(1,454)	–
Change in cash overdraft balance	2,300	(4,693)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	5,492	6,213
Dividends paid	(4,737)	(4,680)
Net cash flows from financing activities	30,638	48,591

Effect of exchange rate changes on cash	(814)	(1,304)
Net increase (decrease) in cash and cash equivalents	20,094	(17,711)
Cash and cash equivalents at beginning of period	84,169	187,413
Cash and cash equivalents at end of period	$104,263	$169,702

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

At June 30, 2005, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, including the 2004 Stock and Incentive Plan,

approved by the stockholders at the Company’s May 18, 2004 Annual Meeting of Stockholders. Beginning May 18, 2004, stock-based incentive awards have been and will be made only from the 2004 Stock and Incentive Plan. As permitted under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company accounts for stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$61,732	$60,454	$119,727	$123,945
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,591	1,907	3,002	3,056
Deduct: Total stock-based employee compensation expense (stock options and awards) determined under fair value based method, net of related tax effects	(7,098)	(6,110)	(13,943)	(11,626)
Pro forma net income	$56,225	$56,251	$108,786	$115,375
Earnings per common share:
Basic - as reported	$0.60	$0.58	$1.17	$1.19
Basic - pro forma	$0.55	$0.54	$1.07	$1.11

Diluted - as reported	$0.59	$0.55	$1.13	$1.13
Diluted - pro forma	$0.54	$0.52	$1.03	$1.06

The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Volatility	36%	57%	36%	57%
Risk-free interest rate	3.6%	3.9%	3.6%	3.9%
Dividend yield	0.2%	0.2%	0.2%	0.2%
Expected term of options (in years)	5.0	5.0	5.0	5.0
Weighted-average fair value per option	$12.90	$20.94	$13.61	$21.24

The above pro forma information is based on the circumstances and assumptions in effect for each of the respective periods and, therefore, is not necessarily representative of the actual effect of SFAS 123 on net income or earnings per share in future years.

3.	Earnings Per Share Data

Basic earnings per share are computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options, warrants and awards, as well as convertible debentures.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	For the three months ended June 30,
2005:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts
Basic EPS
Net income	$61,732	102,381	$0.60
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	132	275
Stock options, warrants and awards	–	2,086
Diluted EPS
Net income plus assumed conversions	$61,864	104,742	$0.59

2004:
Basic EPS
Net income	$60,454	103,996	$0.58
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	2,266	8,451
Stock options, warrants and awards	–	1,006
Diluted EPS
Net income plus assumed conversions	$62,720	113,453	$0.55

	For the six months ended June 30,
2005:	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net income	$119,727	102,069	$1.17
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	1,814	3,256
Stock options, warrants and awards	–	2,007
Diluted EPS
Net income plus assumed conversions	$121,541	107,332	$1.13

2004:
Basic EPS
Net income	$123,945	103,727	$1.19
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	4,531	8,451
Stock options, warrants and awards	–	1,161
Diluted EPS
Net income plus assumed conversions	$128,476	113,339	$1.13

During the three and six months ended June 30, 2005 and 2004, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarter ended June 30, 2005 and 2004 totaled 2.9 million and 1.5 million, respectively, and for the six months ended June 30, 2005 and 2004 totaled 3.9 million and 1.5 million, respectively.

In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price trigger has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. Diluted earnings per common share amounts have been retroactively restated for 2004 to give effect to the application of EITF No. 04-8 as it relates to the Company’s original 4.00% junior subordinated convertible debentures issued in the second quarter of 2003. The effect of Omnicare’s fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.03 and $0.05 for the three and six months ended June 30, 2004. For purposes of the “if-converted” calculation, 8,451,000 shares were assumed to be converted for both the three and six months ended June 30, 2004. Additionally, interest expense, net of taxes, of $2.3 and $4.5 million for the three and six months ended June 30, 2004, was added back to net income for purposes of calculating diluted earnings per share using this method. The effect of EITF No. 04-8 on the Company’s 2005 earnings results was to decrease diluted earnings per share by $0.02 for the six-months ended June 30, 2005. There was no impact on diluted earnings per share for the three months ended June 30, 2005. See further discussion of the trust PIERS exchange offering in the “Debt” note.

4.	Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses, as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies or medical supply companies, which complement the Company’s core business. During the first six months of 2005, Omnicare completed certain acquisitions of businesses and other assets in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required cash payments of $77.8 million (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in the six-months ended June 30, 2005. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.

On July 28, 2005, Omnicare closed its $34.75 per share cash tender offer for all of the issued and outstanding shares of the common stock of NeighborCare, Inc. (“NeighborCare”). See further discussion in the “Subsequent Events” note.

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2005, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total
Balance as of December 31, 2004	$1,920,612	$82,611	$2,003,223
Goodwill acquired in the six months ended June 30, 2005	34,782	–	34,782
Other	231	(1,169)	(938)
Balance as of June 30, 2005	$1,955,625	$81,442	$2,037,067

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate to the Contract Research

Organization (“CRO”) Services segment and one pharmacy located in Canada that is included in the Pharmacy Services segment.

The net carrying amount of the Company’s other intangible assets (included in the “Other noncurrent assets” caption on the Consolidated Balance Sheets) increased by $8.3 million during the first six months of 2005, to $76.2 million. The increase primarily relates to customer relationship assets and non-compete agreements recorded as part of the purchase price allocation for certain acquisitions.

6.	Debt

Long-Term Debt

The Company’s long-term debt instruments, including related terms and financial covenants, have been disclosed in detail at Note 7, “Long-Term Debt” in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2004. During the six months ended June 30, 2005, the Company had additional borrowings of long-term debt approximating $41 million, carrying a five-year term and a variable interest rate of 3.89% per annum at June 30, 2005.

At June 30, 2005, the overall weighted average interest rate on the Company’s variable interest portion of its long-term debt, including the swap agreement, was 5.23%. The Company was in compliance with its long-term debt financial covenants as of June 30, 2005.

The Company paid down $6.2 million and $12.3 million on the term A loan during the three and six months ended June 30, 2005, respectively. The $123.1 million outstanding at June 30, 2005 under the term A loan is due in quarterly installments, in varying amounts, through 2007, with approximately $24.6 million due within one year.

The NeighborCare acquisition completed on July 28, 2005 was financed with proceeds from a $3.4 billion commitment letter consisting of a $800 million five-year revolving credit facility, a $700 million five-year senior term A loan facility due on July 28, 2010 and a $1.9 billion 364-day facility. See additional discussion in the “Subsequent Events” note.

4.00% Junior Subordinated Convertible Debentures

During the first quarter of 2005, the composition of the Company’s 4.00% junior subordinated convertible debentures underlying the trust PIERS was impacted by the completion of an exchange offering, explained in further detail below.

Original 4.00% Junior Subordinated Convertible Debentures:

In connection with the offering of the 4.00% Trust Preferred Income Equity Redeemable Securities (the “Old Trust PIERS”) in the second quarter of 2003, the Company issued a corresponding amount of original 4.00% junior subordinated convertible debentures (“Old 4.00% Debentures”) due 2033 to the Omnicare Capital Trust I (the “Old Trust”). The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at June 30, 2005, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at June 30, 2005.

Series B 4.00% Junior Subordinated Convertible Debentures:

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of newly issued Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”), plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (“New 4.00% Debentures”) issued by Omnicare, Inc. with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust. Subsequent to the completion of the exchange offering and at June 30, 2005, the Company has $333,766,950 of New 4.00% Debentures outstanding.

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

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.1 million and $0.2 million was amortized in each of the three and six month periods ended June 30, 2005 and 2004, respectively. The six months ended June 30, 2005 included a special charge to operating expenses totaling $1.2 million pretax in connection with the issuance of the New Trust PIERS.

7.	Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.4 million and $2.7 million for the three and six months ended June 30, 2005, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2004, respectively.

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

The following table presents the components of pension cost for each of the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$408	$365	$773	$749
Interest cost	797	527	1,595	1,054
Amortization of deferred amounts (primarily prior actuarial losses)	817	470	1,633	940
Expected return on assets	(59)	–	(117)	–
Net periodic pension cost	$1,963	$1,362	$3,884	$2,743

During the three and six months ended June 30, 2005, the Company made payments of $3.1 million and $9.5 million, respectively, related to funding plan assets for the settlement of the Company’s pension obligations, and anticipates payments of approximately $6 million during the remainder of the 2005 year.

In addition, the Company has supplemental pension plans (“SPPs”) in which certain of its officers participate. Retirement benefits under the SPPs are calculated on the basis of a specified percentage of the officers’ covered compensation, years of credited service and a vesting schedule, as specified in the plan documents. Expense relating to the SPPs was $0.2 million and $0.4 million for each of the three and six month periods ended June 30, 2005 and 2004, respectively.

8.	Restructuring Program

In connection with the previously disclosed second phase of its productivity and consolidation initiative (the “Phase II Program”), the Company had liabilities of $3.3 million at December 31, 2004, of which $2.9 million was utilized in the six months ended June 30, 2005. The remaining liabilities of $0.4 million at June 30, 2005 represent amounts not yet paid relating to actions taken, and will be adjusted as these matters are settled.

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Omnicare is also involved in various legal actions arising in the normal course of business. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations in any one accounting period, the Company believes that the final disposition of such matters will not have a material adverse affect on the Company’s consolidated financial position.

10.	Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two reporting segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living and other providers of healthcare services in 47 states in the United States of America (“USA”) and in Canada at June 30, 2005. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical device and diagnostics industries in 30 countries around the world at June 30, 2005, including the USA.

The table below presents information about the reportable segments as of and for the three and six months ended June 30, 2005 and 2004 and should be read in conjunction with the paragraph that follows (in thousands):

	Three Months Ended June 30,
2005:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals
Net sales	$1,073,203	$50,194	$–	$1,123,397
Depreciation and amortization	13,763	437	673	14,873
Operating income (expense)	126,669	3,710	(12,528)	117,851
Total assets	3,787,356	149,409	151,703	4,088,468
Capital expenditures	4,300	203	302	4,805

2004:
Net sales	$976,768	$33,829	$–	$1,010,597
Depreciation and amortization	12,774	354	615	13,743
Operating income (expense)	120,549	3,268	(11,524)	112,293
Total assets	3,197,160	93,549	335,152	3,625,861
Capital expenditures	3,401	295	1,073	4,769

	Six Months Ended June 30,
2005:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals
Net sales	$2,123,302	$96,241	$–	$2,219,543
Depreciation and amortization	26,833	984	1,325	29,142
Operating income (expense)	251,572	6,269	(28,427)	229,414
Total assets	3,787,356	149,409	151,703	4,088,468
Capital expenditures	6,592	424	922	7,938

2004:
Net sales	$1,925,281	$67,595	$–	$1,992,876
Depreciation and amortization	25,742	701	1,227	27,670
Operating income (expense)	243,979	6,476	(22,156)	228,299
Total assets	3,197,160	93,549	335,152	3,625,861
Capital expenditures	8,205	360	1,272	9,837

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company included in its reported CRO segment net sales amount, reimbursable out-of-pockets totaling $8.5 million and $15.7 million for the three and six months ended June 30, 2005, respectively, and $4.5 million and $9.1 million for the three and six months ended June 30, 2004, respectively.

11.	Guarantor Subsidiaries

The Company’s $375.0 million 8.125% senior subordinated notes due 2011 and the 6.125% senior subordinated notes due 2013 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2005 and December 31, 2004 for the balance sheets, the three and six months ended June 30, 2005 and 2004 for the statements of income, and the statements of cash flows for the six months ended June 30, 2005 and 2004. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Income

(In thousands)	Three months ended June 30,
2005:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Total net sales	$–	$1,061,962	$61,435	$–	$1,123,397
Total direct costs	–	803,629	44,922	–	848,551
Gross profit	–	258,333	16,513	–	274,846
Selling, general and administrative expenses	399	148,818	7,778	–	156,995
Operating income (loss)	(399)	109,515	8,735	–	117,851
Investment income	241	850	–	–	1,091
Interest expense	(19,899)	(87)	(453)	–	(20,439)
Income (loss) before income taxes	(20,057)	110,278	8,282	–	98,503
Income tax (benefit) expense	(7,487)	41,166	3,092	–	36,771
Equity in net income of subsidiaries	74,302	–	–	(74,302)	–
Net income (loss)	$61,732	$69,112	$5,190	$(74,302)	$61,732
2004:
Total net sales	$–	$979,245	$31,352	$–	$1,010,597
Total direct costs	–	730,161	24,816	–	754,977
Gross profit	–	249,084	6,536	–	255,620
Selling, general and administrative expenses	230	138,262	4,835	–	143,327
Operating income (loss)	(230)	110,822	1,701	–	112,293
Investment income	251	654	–	–	905
Interest (expense) income	(17,146)	44	(141)	–	(17,243)
Income (loss) before income taxes	(17,125)	111,520	1,560	–	95,955
Income tax (benefit) expense	(6,336)	41,260	577	–	35,501
Equity in net income of subsidiaries	71,243	–	–	(71,243)	–
Net income (loss)	$60,454	$70,260	$983	$(71,243)	$60,454

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Income—Continued

(In thousands)	Six months ended June 30,
2005:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Total net sales	$–	$2,115,641	$103,902	$–	$2,219,543
Total direct costs	–	1,598,354	77,021	–	1,675,375
Gross profit	–	517,287	26,881	–	544,168
Selling, general and administrative expenses	2,219	298,629	13,906	–	314,754
Operating income (loss)	(2,219)	218,658	12,975	–	229,414
Investment income	572	1,672	–	–	2,244
Interest expense	(39,175)	(316)	(867)	–	(40,358)
Income (loss) before income taxes	(40,822)	220,014	12,108	–	191,300
Income tax (benefit) expense	(15,272)	82,315	4,530	–	71,573
Equity in net income of subsidiaries	145,277	–	–	(145,277)	–
Net income (loss)	$119,727	$137,699	$7,578	$(145,277)	$119,727
2004:
Total net sales	$–	$1,932,029	$60,847	$–	$1,992,876
Total direct costs	–	1,434,770	47,818	–	1,482,588
Gross profit	–	497,259	13,029	–	510,288
Selling, general and administrative expenses	515	271,170	10,304	–	281,989
Operating income (loss)	(515)	226,089	2,725	–	228,299
Investment income	349	1,177	13	–	1,539
Interest expense	(33,398)	(238)	(319)	–	(33,955)
Income (loss) before income taxes	(33,564)	227,028	2,419	–	195,883
Income tax (benefit) expense	(12,337)	83,384	891	–	71,938
Equity in net income of subsidiaries	145,172	–	–	(145,172)	–
Net income (loss)	$123,945	$143,644	$1,528	$(145,172)	$123,945

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(In thousands)

As of June 30, 2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$70,967	$20,314	$12,982	$–	$104,263
Restricted cash	–	6,148	–	–	6,148
Deposit with drug wholesaler	–	44,000	–	–	44,000
Accounts receivable, net (including intercompany)	–	947,748	23,149	(51,840)	919,057
Inventories	–	308,941	13,195	–	322,136
Deferred income tax benefits (liabilities), net-current	(905)	109,282	368	–	108,745
Other current assets	(69)	190,656	3,942	–	194,529
Total current assets	69,993	1,627,089	53,636	(51,840)	1,698,878
Properties and equipment, net	–	127,090	11,817	–	138,907
Goodwill	–	1,923,946	113,121	–	2,037,067
Other noncurrent assets	28,350	181,987	3,279	–	213,616
Investment in subsidiaries	3,246,624	–	–	(3,246,624)	–
Total assets	$3,344,967	$3,860,112	$181,853	$(3,298,464)	$4,088,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$46,843	$379,182	$71,712	$(51,840)	$445,897
Long-term debt	268,462	427	40,796	–	309,685
8.125% senior subordinated notes, due 2011	375,000	–	–	–	375,000
6.125% senior subordinated notes, net, due 2013	237,615	–	–	–	237,615
4.00% junior subordinated convertible debentures, due 2033	345,000	–	–	–	345,000
Deferred income tax liabilities (benefits), net-noncurrent	(1,967)	181,821	(6,190)	–	173,664
Other noncurrent liabilities	12,383	127,019	574	–	139,976
Stockholders’ equity	2,061,631	3,171,663	74,961	(3,246,624)	2,061,631
Total liabilities and stockholders’ equity	$3,344,967	$3,860,112	$181,853	$(3,298,464)	$4,088,468

As of December 31, 2004:

ASSETS
Cash and cash equivalents	$46,569	$32,453	$5,147	$–	$84,169
Restricted cash	–	262	–	–	262
Deposit with drug wholesaler	–	44,000	–	–	44,000
Accounts receivable, net (including intercompany)	41,448	781,084	17,923	(1,750)	838,705
Inventories	–	326,091	5,276	–	331,367
Deferred income tax benefits (liabilities), net-current	(6)	94,074	499	–	94,567
Other current assets	572	155,160	977	–	156,709
Total current assets	88,583	1,433,124	29,822	(1,750)	1,549,779
Properties and equipment, net	–	134,601	7,820	–	142,421
Goodwill	–	1,948,633	54,590	–	2,003,223
Other noncurrent assets	125,636	77,911	211	–	203,758
Investment in subsidiaries	2,985,941	–	–	(2,985,941)	–
Total assets	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$24,757	$417,721	$26,754	$(1,750)	$467,482
Long-term debt	280,769	790	–	–	281,559
8.125% senior subordinated notes, due 2011	375,000	–	–	–	375,000
6.125% senior subordinated notes, net, due 2013	232,508	–	–	–	232,508
4.00% junior subordinated convertible debentures, due 2033	345,000	–	–	–	345,000
Deferred income tax liabilities (benefits), net-noncurrent	(2,204)	145,484	(5,687)	–	137,593
Other noncurrent liabilities	17,222	114,940	769	–	132,931
Stockholders’ equity	1,927,108	2,915,334	70,607	(2,985,941)	1,927,108
Total liabilities and stockholders’ equity	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(In thousands)	Six months ended June 30,
2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$–	$24,163	$587	$24,750
Other	15,009	70,913	(28,831)	57,091
Net cash flows from operating activities	15,009	95,076	(28,244)	81,841

Cash flows from investing activities:
Acquisition of businesses, net of cash received	–	(74,645)	(3,136)	(77,781)
Capital expenditures	–	(7,171)	(767)	(7,938)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	–	(5,886)	–	(5,886)
Other	–	34	–	34
Net cash flows from investing activities	–	(87,668)	(3,903)	(91,571)

Cash flows from financing activities:
Borrowings on line of credit facilities	415,000	–	–	415,000
Payments on line of credit facilities and term A loan	(427,308)	–	–	(427,308)
Proceeds from long-term borrowings and obligations	549	–	40,796	41,345
Fees paid for financing arrangements	(1,454)	–	–	(1,454)
Change in cash overdraft balance	(2,117)	4,417	–	2,300
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	5,492	–	–	5,492
Dividends paid	(4,737)	–	–	(4,737)
Other	23,964	(23,964)	–	–
Net cash flows from financing activities	9,389	(19,547)	40,796	30,638

Effect of exchange rate changes on cash	–	–	(814)	(814)

Net increase (decrease) in cash and cash equivalents	24,398	(12,139)	7,835	20,094
Cash and cash equivalents at beginning of period	46,569	32,453	5,147	84,169
Cash and cash equivalents at end of period	$70,967	$20,314	$12,982	$104,263

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(In thousands)	Six months ended June 30,
2004:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$–	$21,405	$485	$21,890
Other	(22,300)	93,599	1,295	72,594
Net cash flows from operating activities	(22,300)	115,004	1,780	94,484

Cash flows from investing activities:
Acquisition of businesses	–	(143,545)	(1,098)	(144,643)
Capital expenditures	–	(9,583)	(254)	(9,837)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	–	(5,063)	–	(5,063)
Other	–	61	–	61
Net cash flows from investing activities	–	(158,130)	(1,352)	(159,482)

Cash flows from financing activities:
Borrowings on line of credit facilities	190,000	–	–	190,000
Payments on line of credit facilities and term A loan	(138,206)	–	–	(138,206)
Payments on long-term borrowings and obligations	(43)	–	–	(43)
Change in cash overdraft balance	1,493	(6,186)	–	(4,693)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	6,213	–	–	6,213
Dividends paid	(4,680)	–	–	(4,680)
Other	(43,242)	43,242	–	–
Net cash flows from financing activities	11,535	37,056	–	48,591

Effect of exchange rate changes on cash	–	–	(1,304)	(1,304)

Net decrease in cash and cash equivalents	(10,765)	(6,070)	(876)	(17,711)
Cash and cash equivalents at beginning of period	134,513	48,940	3,960	187,413
Cash and cash equivalents at end of period	$123,748	$42,870	$3,084	$169,702

12.	Subsequent Events

On July 28, 2005, Omnicare closed its $34.75 per share cash tender offer (the “Offer”) for all of the issued and outstanding shares of the common stock of NeighborCare (the “Shares”). Approximately 42,897,600 Shares were tendered in the Offer, representing approximately 97.2% of the then-outstanding Shares. On July 28, 2005, Omnicare accepted for payment all Shares validly tendered and not properly withdrawn. In the Offer, after giving effect to the settlement of Shares tendered that were subject to guaranteed delivery, the Company acquired an aggregate of 42,011,760 Shares, representing approximately 95.2% of the outstanding Shares. All Shares not tendered in the Offer were converted into the right to receive the same consideration per Share paid in the Offer. As a result of the merger, NeighborCare is now a wholly-owned subsidiary of Omnicare.

The NeighborCare transaction will be accounted for as a purchase business combination with a total transaction value of approximately $1.9 billion, which includes the repayment of approximately $78 million of NeighborCare’s certain outstanding debt and the assumption of $250 million of NeighborCare’s debt in connection with its 6.875% senior subordinated notes due 2013 (the “NeighborCare Notes”). On August 1, 2005, the Company commenced a tender offer to purchase all of the NeighborCare Notes for cash. The acquisition of NeighborCare was financed with proceeds from a $3.4 billion commitment letter the Company secured in anticipation of the transaction, and other pending acquisition transactions. The Company’s $3.4 billion commitment letter consists of an $800 million five-year revolving credit facility, a $700 million five-year senior term A loan facility due on July 28, 2010 and a $1.9 billion 364-day facility. All of these facilities will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75%, although the margin on the revolving credit facility and the senior term A loan can fluctuate from 0.50% to 1.75% based on the Company’s senior unsecured long-term debt securities rating.

At the time of the acquisition, NeighborCare was an institutional pharmacy provider serving long term care and skilled nursing facilities, specialty hospitals and assisted and independent living communities comprising approximately 300,000 beds in 34 states and the District of Columbia. NeighborCare also provides infusion therapy services, home medical equipment, respiratory therapy services, community-based retail pharmacies and group purchasing. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition, while enhancing Omnicare’s geographical reach. The net assets and operating results of NeighborCare will be included in the Company’s financial statements from the date of acquisition beginning in the third quarter of 2005.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2005 OVERVIEW

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading provider of pharmaceutical care for the elderly. Omnicare primarily serves residents in long-term care facilities comprising approximately 1,096,000 beds in 47 states in the United States (“U.S.”) and in Canada at June 30, 2005, making it the largest U.S. provider of professional pharmacy, related consulting and data management services for skilled nursing, assisted living and other institutional healthcare providers. Omnicare also provides clinical research services (“CRO”) for the pharmaceutical and biotechnology industries in 30 countries worldwide.

A summary of the key operating results for the three and six months ended June 30, 2005 and 2004 follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Consolidated:
Total net sales	$1,123,397	$1,010,597	$2,219,543	$1,992,876
Net income	$61,732	$60,454	$119,727	$123,945
Diluted earnings per share (“EPS”)	$0.59	$0.55	$1.13	$1.13

Sales and profitability results are discussed at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Pharmacy Services Segment:
Net sales	$1,073,203	$976,768	$2,123,302	$1,925,281
Operating income	$126,669	$120,549	$251,572	$243,979

The sales growth for the three and six months ended June 30, 2005 continues to be driven largely by ongoing execution of the Company’s acquisition strategy along with improved year-over-year occupancy and acuity in many areas, the expansion of the Company’s clinical and other service programs, drug price inflation and market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices, but are significantly more effective in reducing overall healthcare costs than those they replace. The sales growth was achieved despite the ongoing impact of the trends experienced over the last several quarters, namely government reimbursement reductions, both state and federal, as well as intense competitive pricing pressures, and the increasing use of generic drugs. The increased operating income was primarily the result of increased sales, ongoing benefits of the Company’s acquisition integration efforts and productivity enhancement initiatives throughout the Pharmacy Services segment, offset by the previously mentioned intensified pricing and government reimbursement pressures.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
CRO Services Segment:
Revenues	$50,194	$33,829	$96,241	$67,595
Operating income	$3,710	$3,268	$6,269	$6,476

The CRO Services segment revenues were higher in the three and six months ended June 30, 2005 than in the same periods of 2004 due primarily to the impact of the December 2004 acquisition of Clinimetrics Research Associates, Inc. (“Clinimetrics”). Operating income in the six months ended June 30, 2005 was slightly lower than the same prior-year period due primarily to the impact of the addition of Clinimetrics and its early completion of a large data management project which resulted in lower revenues recognized in the first quarter without a proportionate reduction in the operating cost structure. The operating cost structure at Clinimetrics was modified during the second quarter of 2005. As a result, operating income in the three months ended June 30, 2005 increased approximately 14% from the comparable prior year period.

Financial Condition, Liquidity and Capital Resources

Net cash flows from operating activities for the six months ended June 30, 2005 was $81.8 million compared with $94.5 million for the same period of 2004. Operating cash flows during the six months ended June 30, 2005 were impacted by a broad-based slowdown in Medicaid reimbursement that occurred in Illinois which unfavorably impacted cash flow by approximately $23 million. Operating cash flows, as well as long-term debt borrowings, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends. During the six months ended June 30, 2005, the Company’s investing activities included the completion of certain acquisitions in its institutional pharmacy business, which individually, and in the aggregate, were not significant. Borrowings of long-term debt totaled approximately $41 million during the six months ended June 30, 2005 and was largely used for payments relating to the acquisition of businesses. The Company also paid $12.3 million on the term A loan in the first six months of 2005. At June 30, 2005, outstanding revolving credit borrowings were $170.0 million and the balance on the term A loan was $123.1 million.

RESULTS OF OPERATIONS

The following table presents the consolidated net sales and results of operations of Omnicare for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Total net sales	$1,123,397	$1,010,597	$2,219,543	$1,992,876

Net income	$61,732	$60,454	$119,727	$123,945
Earnings per share:
Basic	$0.60	$0.58	$1.17	$1.19
Diluted	$0.59	$0.55	$1.13	$1.13

EBITDA(a)	$132,724	$126,036	$258,556	$255,969

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(a)	$132,724	$126,036	$258,556	$255,969
(Subtract)/Add:
Interest expense, net of investment income	(19,348)	(16,338)	(38,114)	(32,416)
Income taxes	(36,771)	(35,501)	(71,573)	(71,938)
Changes in assets and liabilities, net of effects from acquisition of businesses	(84,097)	(26,914)	(117,784)	(104,108)
Provision for doubtful accounts	12,341	11,414	24,750	21,890
Deferred tax provision	11,938	10,279	26,006	25,087
Net cash flows from operating activities	$16,787	$68,976	$81,841	$94,484

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

Three Months Ended June 30, 2005 vs. 2004

Consolidated

Total net sales for the three months ended June 30, 2005 rose to $1,123.4 million from $1,010.6 million in the comparable prior year period. Diluted earnings per share for the three months ended June 30, 2005 were $0.59 versus $0.55 in the same prior year period. Net income for the three months ended June 30, 2005 was $61.7 million versus $60.5 million earned in the comparable 2004 period. EBITDA totaled $132.7 million for the three months ended June 30, 2005 as compared with $126.0 million for the same period of 2004.

The three months ended June 30, 2005 included a charge to operating expenses totaling $1.1 million pretax for acquisition-related expenses pertaining to a proposed transaction that was not consummated.

Pharmacy Services Segment

Omnicare’s Pharmacy Services segment recorded sales of $1,073.2 million for the three months ended June 30, 2005, exceeding the 2004 amount of $976.8 million by $96.4 million, or 9.9%. At June 30, 2005, Omnicare served long-term care facilities comprising approximately 1,096,000 beds as compared with approximately 1,054,000 beds served at June 30, 2004. Contributing in large measure to the increase in sales and in beds served was the completion of several acquisitions, which individually, and in the aggregate, were not significant during the 2005 and 2004 periods. Additionally, Pharmacy Services sales increased due to improved year-over-year occupancy and acuity in many areas, and the continued implementation and expansion of the Company’s clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by the increased use of generic drugs. Second quarter results were also impacted by continued intensified competitive pricing pressures, Medicaid reimbursement reductions, including overall reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $126.7 million in the second quarter of 2005, a $6.2 million improvement as compared with the $120.5 million earned in the comparable period of 2004. The increased operating income was primarily the result of increased sales and productivity enhancement initiatives, as well as the overall synergies from the integration of prior period acquisitions. Although operating margins are initially unfavorably impacted by the addition of these lower-margin acquisitions, the integration efforts result in drug purchasing improvements, consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure. In addition, Pharmacy Services operating income in the quarter ended June 30, 2005 included a benefit of $4.3 million attributable to an expected annual medication management performance payment associated with a previously announced agreement with a third party under which Omnicare provides certain services to a disease management demonstration project. This is a 3-year contract and given current performance under the contract, additional annual medication management performance payments are anticipated over at least the next two years. These positive factors were partially offset by the previously mentioned intensified pricing and Medicaid reimbursement pressures, as well as, the previously mentioned charge to operating expenses of $1.1 million for acquisition-related expenses. Further, Pharmacy Services operating income in the quarter ended June 30, 2004 benefited from a one-time net operating profit impact of $7.7 million attributable to the Company’s ancillary information resource offerings, which was partially offset by the impact of one-time charges of approximately $6 million, primarily composed of the settlement of contractual issues with certain customers as well as two state Medicaid audits.

The Company derives approximately one-half of its revenues directly from government sources, principally state Medicaid and to a lesser extent federal Medicare programs, and one-half from the private sector, including individual residents, third-party insurers and skilled nursing facilities (“SNFs”).

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

In 1999 and 2000, Congress sought to restore some of the reductions in reimbursement resulting from PPS. Omnicare believes this legislation improved the financial condition of SNFs and provided incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill. While certain of the payment increases mandated by these laws expired October 1, 2002, one provision gave SNFs a temporary rate increase for certain high-acuity patients, including medically-complex patients with generally higher pharmacy costs, beginning April 1, 2000 and ending when the Centers for Medicare & Medicaid Services, (“CMS”) implements a refined resource utilization group (“RUG”) patient classification system that better accounts for medically-complex patients. For several years, CMS did not implement such refinements, thus continuing the additional rate increases for certain high-acuity patients through federal fiscal year 2005. On July 28, 2005, CMS issued, and on August 4, 2005 published in the Federal Register, its final SNF PPS rule for fiscal year 2006. Under the rule, CMS will add nine patient classification categories to the PPS patient classification system, thus, triggering the expiration of the current high-acuity payment add-ons. However, CMS estimates that the rule will have no net financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments will be more than offset by a $510 million increase in the nursing case-mix weight for all of the RUG categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements will be effective on January 1, 2006, and the market basket increase will be effective October 1, 2005. While the fiscal year 2006 SNF PPS rates will not decrease payments to skilled nursing facilities, the loss of revenues associated with future changes in skilled nursing facility payment rates could, in the future, have an adverse effect on the financial condition of our SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“MMA”), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Until the Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs through a new prescription drug discount card program, which began in June 2004, and which gives enrollees access to negotiated discounted prices for prescription drugs.

Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which will provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans will include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally will have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents we serve, whose drug costs are currently covered by state Medicaid programs.

CMS will provide premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Therefore, such dual eligibles will not be required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy. Dual eligible residents of nursing homes will be entitled to have their entire prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS will review the formularies of Part D Plans and has indicated that it will require their formularies to include the types of drugs most commonly needed by Medicare beneficiaries. CMS also will ensure that plans’ formulary exceptions criteria provide for coverage of drugs determined by the plan to be medically appropriate for the enrollee.

Pursuant to the Part D final rule, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We are engaged in negotiations with respect to such agreements with Part D Plan sponsors under which we would provide drugs and associated services to their enrollees. Until all such agreements are finalized and CMS selects the Part D Plans to offer the Part D benefit, we will not be able to determine the impact of the new Part D drug benefit on our results of operations or financial condition. The MMA will not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered in a Part A stay. We will continue to receive reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements we have negotiated with each SNF.

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents, and the agency will continue to issue guidance throughout 2005 as the new program is implemented. In addition, the Secretary of the Department of Health and Human Services (“HHS”) is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and, among other things, make recommendations regarding necessary actions and appropriate reimbursement to ensure the provision of prescription drugs to Medicare beneficiaries in nursing facilities is consistent with existing patient safety and quality of care standards. The results of this study, due to be reported to Congress, have not been issued to date. We are continuing to review the final Part D regulations and relevant subregulatory guidance and cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business or results of operations.

The MMA also reforms the Medicare Part B prescription drug payment methodology. With certain exceptions, in 2004 most Part B drugs were reimbursed at 85 percent of the April 1, 2003 average wholesale price. In 2005, Medicare Part B payment generally equals 106 percent of the lesser of (i) the wholesale acquisition cost of the product, or (ii) the average sales price, or ASP, of the product, with certain exceptions and adjustments. More significant reforms are planned for 2006, when most drugs will be reimbursed under either an ASP methodology or under a “competitive acquisition program.” Our revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. The impact that the MMA’s legislative reforms or future Medicare reform legislation ultimately will have on us is uncertain at this time.

Discounted average wholesale price, (“AWP”), plus a dispensing fee is the basis for many state Medicaid programs’ reimbursement of drugs to pharmacy providers for Medicaid beneficiaries generally as well as under certain private reimbursement programs. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, it could adversely affect our level of reimbursement.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to Medicaid nursing facilities, effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Moreover, no assurances can be given that additional Medicaid programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. Our operations have not been adversely affected in states with managed care programs in effect.

In addition, some states continue to face budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs. Likewise, the federal government may consider changes to Medicaid designed to rein in program spending. A Medicaid Commission has been established to advise the Secretary of HHS on, among other things, ways to achieve $10 billion in Medicaid savings over five years. There can be no assurance that future changes in Medicaid payments to pharmacies, nursing facilities or managed care systems will not have an adverse impact on our business. While we have endeavored to adjust to these pricing pressures to date, these pressures are likely to continue or escalate, particularly if economic recovery does not emerge, and there can be no assurance that such occurrence will not have an adverse impact on our business.

Further, in order to rein in healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the implementation of the Medicare drug benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicaid and/or Medicare payment rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect our business.

CRO Services Segment

Omnicare’s CRO Services segment recorded revenues of $50.2 million for the three months ended June 30, 2005, which were $16.4 million, or 48.5%, higher than the $33.8 million recorded in the same prior year period. In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company included $8.5 million and $4.5 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the quarters ended June 30, 2005 and 2004, respectively. Revenues for the three months ended June 30, 2005 were higher than in the same prior year period due primarily to the impact of the December 2004 Clinimetrics acquisition and the aforementioned increase in reimbursable out-of-pockets of $4.0 million under EITF No. 01-14.

Operating income in the CRO Services segment was $3.7 million in the second quarter of 2005 compared with $3.3 million in the same 2004 period. Although the CRO Services segment experienced a year-over-year revenue increase, operating income as a percent of revenue decreased compared to the comparable prior-year period largely due to the unfavorable effect of the early completion, by Clinimetrics, of a large data management project, the results of which were accepted by the Food and Drug Administration more rapidly than anticipated. This resulted in lower revenues to coincide with the existent operating cost structure, which has since been modified. Backlog at June 30, 2005 was $260.4 million, representing an increase of $60.9 million from the June 30, 2004 backlog of $199.5 million largely due to the Clinimetrics acquisition, and a $16.5 million decline from the December 31, 2004 backlog of $276.9 million.

Consolidated

The Company’s consolidated gross profit of $274.8 million increased $19.2 million during the second quarter of 2005 from the same prior-year period amount of $255.6 million. Gross profit as a percentage of total net sales of 24.5% in the three months ended June 30, 2005, was lower than the 25.3% experienced during the same period of 2004. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company’s formulary compliance program, the increased use of generic drugs and the impact of productivity enhancements. These favorable factors were more than offset by the previously mentioned intensified pricing and reimbursement pressures, as well as the further market penetration of newer branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins.

Omnicare’s selling, general and administrative (“operating”) expenses for the quarter ended June 30, 2005 of $157.0 million were higher than the comparable year amount of $143.3 million by $13.7 million, due primarily to the overall growth of the business, including the completion of several acquisitions. Operating expenses as a percentage of total net sales totaled 14.0% in the second quarter of 2005, representing a decrease from the 14.2% experienced in the comparable prior-year period. This decrease as a percentage of total net sales is due primarily to the favorable impact of the leveraging of fixed and variable overhead costs over a larger sales base in 2005 than that which existed in 2004 and the Company’s continued productivity enhancements, partially offset by a $2.0 million increase in amortization expense and the previously mentioned charge to operating expenses of $1.1 million for acquisition-related expenses.

Investment income for the three months ended June 30, 2005 of $1.1 million was marginly higher than the $0.9 million earned in the comparable prior year quarter, largely attributable to higher interest rates in the second quarter of 2005 versus the comparable prior year quarter.

Interest expense for the three months ended June 30, 2005 of $20.4 million was higher than the $17.2 million in the comparable prior-year period due to increased borrowing, and increased floating rates for variable rate loans.

The effective income tax rate was 37.3% in the second quarter of 2005, marginally higher than the comparable prior year period rate of 37.0%. The effective tax rates in 2005 and 2004 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various nondeductible expenses.

Six Months Ended June 30, 2005 vs. 2004

Consolidated

Total net sales for the six months ended June 30, 2005 rose to $2,219.5 million from $1,992.9 million in the comparable prior year period. Diluted earnings per share for the six months ended June 30, 2005 were $1.13 versus $1.13 in the same prior year period. Net income for the six months ended June 30, 2005 was $119.7 million versus $123.9 million earned in the comparable 2004 period. EBITDA totaled $258.6 million for the six months ended June 30, 2005 as compared with $256.0 million for the same period of 2004.

The six months ended June 30, 2005 included a charge to operating expenses totaling $1.2 million pretax, in connection with the issuance of the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”). See further discussion of this transaction, as well as the impact of Emerging Issues Task Force (“EITF”) No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”) on Omnicare’s first six months ended June 30, 2005 and 2004 earnings, at the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” and “Diluted Earnings Per Share” sections, respectively, of this MD&A. In addition, the six months ended June 30, 2005 included a charge to operating expenses totaling $1.1 million pretax for acquisition-related expenses pertaining to a proposed transaction that was not consummated.

Pharmacy Services Segment

Omnicare’s Pharmacy Services segment recorded sales of $2,123.3 million for the six months ended June 30, 2005, exceeding the 2004 amount of $1,925.3 million by $198.0 million, or 10.3%. At June 30, 2005, Omnicare served long-term care facilities comprising approximately 1,096,000 beds as compared with approximately 1,054,000 beds served at June 30, 2004. Contributing in large measure to the increase in sales and in beds served was the completion of several acquisitions, which individually, and in the aggregate, were not significant during the 2005 and 2004 periods. Additionally, Pharmacy Services sales increased due to improved year-over-year occupancy and acuity in many areas, and the continued implementation and expansion of the Company’s clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by the increased use of generic drugs. Results were also impacted by continued intensified competitive pricing pressures, Medicaid reimbursement reductions, including overall reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $251.6 million for the six months ended June 30, 2005, a $7.6 million improvement as compared with the $244.0 million earned in the same period of 2004. The increased operating income was primarily the result of increased sales and productivity enhancement initiatives, as well as the overall synergies from the integration of prior period acquisitions. Although operating margins are initially unfavorably impacted by the addition of these lower-margin acquisitions, the integration efforts result in drug purchasing improvements, consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure.

CRO Services Segment

Omnicare’s CRO Services segment recorded revenues of $96.2 million for the six months ended June 30, 2005, which were $28.6 million, or 42.3%, higher than the $67.6 million recorded in the same prior year period. In accordance with EITF No. 01-14, the Company included $15.7 million and $9.1 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the six months ended June 30, 2005 and 2004, respectively. Revenues for the six months ended June 30, 2005 were higher than in the same prior year period due primarily to the impact of the December 2004 Clinimetrics acquisition and the aforementioned increase in reimbursable out-of-pockets of $6.6 million under EITF No. 01-14.

Operating income in the CRO Services segment was $6.3 million in the first six months of 2005 compared with $6.5 million in the same 2004 period. Although the CRO Services segment experienced a year-over-year revenue increase, profitability from the comparable prior-year period was negatively affected, especially in the first three months of the year, by the impact of the Clinimetrics acquisition, largely as a result of the early completion of a large data management project, the results of which were accepted by the Food and Drug Administration more rapidly than anticipated. This resulted in lower revenues to coincide with the existent operating cost structure, which has since been modified.

Consolidated

The Company’s consolidated gross profit of $544.2 million increased $33.9 million during the first six months of 2005 from the same prior-year period amount of $510.3 million. Gross profit as a percentage of total net sales of 24.5% in the six months ended June 30, 2005, was lower than the 25.6% experienced during the same period of 2004. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company’s formulary compliance program, the increased use of generic drugs and the impact of productivity enhancements. These favorable factors were more than offset by the previously mentioned intensified pricing and reimbursement pressures, as well as the further market penetration of newer branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins.

Omnicare’s operating expenses for the six months ended June 30, 2005 of $314.8 million were higher than the comparable year amount of $282.0 million by $32.8 million, due primarily to the overall growth of the business, including the completion of several acquisitions. Operating expenses as a percentage of total net sales totaled 14.2% for the first six months of 2005, consistent with the comparable prior-year period. Operating expenses in the first six months of 2005 were negatively impacted by the Clinimetrics acquisition, costs associated with efforts to maintain compliance with Section 404 of The Sarbanes-Oxley Act of 2002, as well as the aforementioned $1.2 million special charge for professional fees and expenses related to the first quarter 2005 trust PIERS exchange offering and the aforementioned $1.1 million special charge for acquisition-related expenses. Offsetting these factors was the favorable impact of the leveraging of fixed and variable overhead costs over a larger sales base in 2005 than that which existed in 2004 and the Company’s continued productivity enhancements.

Investment income for the six months ended June 30, 2005 of $2.2 million was higher than the $1.5 million earned in the comparable prior year period, largely attributable to higher interest rates versus the comparable prior year period.

Interest expense for the six months ended June 30, 2005 of $40.4 million was higher than the $34.0 million in the comparable prior-year period due to increased borrowings and increased floating rates for variable rate loans.

The effective income tax rate was 37.4% in the year-to-date 2005 period, marginally higher than the comparable prior year period rate of 36.7%. The effective tax rates in 2005 and 2004 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various nondeductible expenses.

Restructuring Program

In connection with the previously disclosed second phase of its productivity and consolidation initiative (the “Phase II Program”), the Company had liabilities of $3.3 million at December 31, 2004, of which $2.9 million was utilized in the six months ended June 30, 2005. The remaining liabilities of $0.4 million at June 30, 2005 represent amounts not yet paid relating to actions taken and will be adjusted as these matters are settled.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2005 were $110.4 million compared with $84.4 million at December 31, 2004 (including restricted cash amounts of $6.1 million and $0.3 million, respectively).

The Company generated positive net cash flows from operating activities of $81.8 million during the six months ended June 30, 2005, compared with net cash flows from operating activities of $94.5 million during the six months ended June 30, 2004. Largely contributing to net cash flows from operating activities during the six months ended June 30, 2005 was operating results during the period. Compared to the prior year period, cash flow from operating activities was impacted by an increase in accounts receivable due to increased revenue and, in part, to a broad-based slowdown in Medicaid reimbursement that occurred in Illinois, totaling approximately $23 million, largely in the second quarter of 2005. The accounts receivable unfavorable impact was partially offset by the year-over-year favorable impact of a one-time deposit of $44.0 million made during the first quarter of 2004, due to a change in payment terms under the Company’s new contract with its drug wholesaler. In addition, the 2004 period was unfavorably impacted by a statewide administrative backup in the transfer of Medi-Cal provider numbers affecting California-based pharmacies acquired in certain acquisitions that created a temporary delay in cash receipts of approximately $24 million through June 30, 2004. Operating cash flows, as well as long-term debt borrowings, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends.

Net cash used in investing activities was $91.6 million and $159.5 million for the six months ended June 30, 2005 and 2004, respectively. Acquisitions of businesses required cash payments of $77.8 million (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in 2005, which were largely funded by long-term debt borrowings and operating cash flows. Acquisitions of businesses during the first six months of 2004 required $144.6 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2004 acquisitions) which were primarily funded by borrowings under the Company’s credit facility and existing cash balances. Omnicare’s capital requirements are primarily comprised of its acquisition program, including the acquisition of NeighborCare, Inc. (“NeighborCare”) and the planned acquisitions of RxCrossroads, L.L.C. (“RxCrossroads”) and excelleRx, Inc. (“excelleRx”) which are discussed below under the caption “Acquisition Transactions,” and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash provided by financing activities was $30.6 million for the six months ended June 30, 2005 as compared to $48.6 million for the comparable prior year period. Borrowings of long-term debt totaled approximately $41 million during the six month period ended June 30, 2005 and was largely used for payments relating to the acquisition of businesses. The Company also paid $12.3 million on the term A loan during the six month period ended June 30, 2005 (at June 30, 2005, the current portion due on the term A loan is $24.6 million).

On May 17, 2005, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2005. Aggregate dividends of $4.7 million were paid during each of the six month periods ended June 30, 2005 and 2004.

The Company believes that net cash flows from operating activities, credit facilities and any other short- and long-term debt financings will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. In connection with the acquisition of NeighborCare and the planned acquisitions of RxCrossroads and excelleRx, the Company secured a $3.4 billion commitment letter that consists of an $800 million five-year revolving credit facility, a $700 million five-year senior term A loan facility due on July 28, 2010 and a $1.9 billion 364-day loan facility. All of these facilities will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75%, although the margin on the revolving credit facility and the senior term A loan can fluctuate from 0.50% to 1.75% based on the Company’s senior unsecured long-term debt securities rating. The Company will be required to meet certain financial convenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants, in connection with the facilities. Omnicare is evaluating its capital requirements and considering longer-term financing alternatives. The Company may, in the future, refinance its indebtedness, issue additional indebtedness, or issue additional equity as deemed appropriate. The Company believes that, if needed, these additional sources of financing are readily available.

Acquisition Transactions

On July 28, 2005, Omnicare closed its $34.75 per share cash tender offer (the “Offer”) for all of the issued and outstanding shares of the common stock of NeighborCare (the “Shares”). Approximately 42,897,600 Shares were tendered in the Offer, representing approximately 97.2% of the then-outstanding Shares. On July 28, 2005, Omnicare accepted for payment all Shares validly tendered and not properly withdrawn. In the Offer, after giving effect to the settlement of Shares tendered that were subject to guaranteed delivery, the Company acquired an aggregate of 42,011,760 Shares, representing approximately 95.2% of the outstanding Shares. All Shares not tendered in the Offer were converted into the right to receive the same consideration per Share paid in the Offer. As a result of the merger, NeighborCare is now a wholly-owned subsidiary of Omnicare.

The NeighborCare transaction will be accounted for as a purchase business combination with a total transaction value of approximately $1.9 billion, which includes the repayment of approximately $78 million of NeighborCare’s certain outstanding debt and the assumption of $250 million of NeighborCare’s debt in connection with its 6.875% senior subordinated notes due 2013 (the “NeighborCare Notes”). On August 1, 2005, the Company commenced a tender offer to purchase all of the NeighborCare Notes for cash. The acquisition of NeighborCare was financed with proceeds from the previously discussed $3.4 billion commitment letter the Company secured in anticipation of the transaction.

At the time of the acquisition, NeighborCare was an institutional pharmacy provider serving long-term care and skilled nursing facilities, specialty hospitals and assisted and independent living communities comprising approximately 300,000 beds in 34 states and the District of Columbia. NeighborCare also provides infusion therapy services, home medical equipment, respiratory therapy services, community-based retail pharmacies and group purchasing. Omnicare expects to achieve certain economies of scale and operational efficiencies from the acquisition, while enhancing Omnicare’s geographical reach. The net assets and operating results of NeighborCare will be included in the Company’s financial statements from the date of acquisition beginning in the third quarter of 2005.

Omnicare also anticipates utilizing proceeds from the $3.4 billion commitment letter to acquire RxCrossroads and excelleRx. On July 1, 2005, the Company entered into a definitive merger agreement to acquire RxCrossroads for approximately $235 million in cash. RxCrossroads provides specialty distribution, product support and mail order pharmacy services for pharmaceutical manufacturers and biotechnology companies, generally for high-cost drugs used in the treatment of chronic disease states. On July 9, 2005, the Company entered into a definitive merger agreement to acquire excelleRx for approximately $269 million in cash. As of this date, excelleRx provided pharmaceutical products and care services to approximately 400 hospice agencies with approximately 48,000 patients in 46 states. These transactions are subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and are expected to close in the third quarter of 2005.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations at June 30, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt obligations(a)	$1,303,873	$24,615	$268,462	$40,796	$970,000
Capital lease obligations	793	366	400	27	–
Operating lease obligations	114,828	29,599	43,262	25,393	16,574
Purchase obligations(b)	68,632	59,632	8,000	1,000	–
Other current obligations(c)	281,169	281,169	–	–	–
Other long-term obligations(d)	139,976	–	45,511	1,656	92,809
Total contractual cash obligations	$1,909,271	$395,381	$365,635	$68,872	$1,079,383

(a)	The above long-term debt obligation amounts represent the principal portion of the associated debt obligations.
(b)	Purchase obligations primarily consist of open inventory purchase orders, as well as obligations for other goods and services, at period end.
(c)	Other current obligations primarily consist of accounts payable at period end.
(d)	Other long-term obligations is largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities and the obligation associated with the interest rate swap agreement.

As previously discussed in this MD&A, the Company recently secured a $3.4 billion commitment letter in anticipation of the NeighborCare, RxCrossroads and excelleRx acquisitions.

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

4.00% Junior Subordinated Convertible Debentures

During the first quarter of 2005, the composition of the Company’s 4.00% junior subordinated convertible debentures underlying the trust PIERS was impacted by the completion of the aforementioned exchange offering, and explained in further detail throughout the remainder of this section of MD&A.

Original 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of original 4.00% junior subordinated convertible debentures (“Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at June 30, 2005, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at June 30, 2005.

Series B 4.00% Junior Subordinated Convertible Debentures

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of newly issued New Trust PIERS of the New Trust, plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (“New 4.00% Debentures”) issued by Omnicare, Inc. with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust. Subsequent to the completion of the exchange offering and at June 30, 2005, the Company has $333,766,950 of New 4.00% Debentures outstanding.

The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Omnicare common stock, whereas the outstanding Old Trust PIERS are convertible only into Omnicare common stock (except for cash in lieu of fractional shares).

The purpose of the exchange offer was to change the conversion settlement provisions of the Old Trust PIERS. The Company made this change in response to the ratification by the Financial Accounting Standards Board (“FASB”) of EITF No. 04-8, which, effective December 15, 2004, changed the accounting rules applicable to the Old Trust PIERS and requires Omnicare to include the common stock issuable upon conversion of the Old Trust PIERS in Omnicare’s diluted shares outstanding, regardless of whether the market trigger has been met (see further discussion of EITF No. 04-8 at the “Diluted Earnings Per Share” caption below). By committing to pay up to the stated liquidation amount of the New Trust PIERS to be converted in cash upon conversion, Omnicare is able to account for the New Trust PIERS under the treasury stock method, which is expected to be less dilutive to earnings per share than the “if converted” method required by EITF No. 04-8.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.1 million and $0.2 million was amortized in each of the three and six month periods ended June 30, 2005 and 2004, respectively. As previously disclosed, the six months ended June 30, 2005 included a special charge to operating expenses totaling $1.2 million pretax in connection with the issuance of the New Trust PIERS.

Off-Balance Sheet Arrangements:

At June 30, 2005, the Company had two unconsolidated entities, the Old Trust and the New Trust, which were established for the purpose of facilitating the offerings of the Old Trust PIERS and the New Trust PIERS, respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of Omnicare. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item on Omnicare’s consolidated balance sheet, and the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees and the Old 4.00% Debentures and New 4.00% Debentures are included in Omnicare’s notes to consolidated financial statements. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

At June 30, 2005, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable”; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by the days in the quarter to derive the DSO amount. Omnicare’s DSO of 73 days at June 30, 2005 increased from 71 days at December 31, 2004, attributable, in part, to the incremental slowdown in Medicaid reimbursement from the state of Illinois. The allowance for doubtful accounts as of June 30, 2005 of $124.3 million was relatively consistent with the balance of $123.3 million at December 31, 2004. These allowances represent 11.9% and 12.8% of gross receivables (net of contractual allowances) as of June 30, 2005 and December 31, 2004, respectively. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results. A one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of June 30, 2005 would result in an increase to the allowance for doubtful accounts and bad debt expense of approximately $10.4 million.

The following table is an aging of the Company’s June 30, 2005 and December 31, 2004 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2005
	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicaid, Medicare Part B and Third Party payors	$324,743	$31,767	$356,510
Facility payors	379,124	123,683	502,807
Private Pay payors	119,718	47,853	167,571
CRO	16,487	–	16,487
Total gross accounts receivable (net of contractual allowance adjustments)	$840,072	$203,303	$1,043,375

	December 31, 2004
	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicaid, Medicare Part B and Third Party payors	$303,638	$29,871	$333,509
Facility payors	355,593	97,449	453,042
Private Pay payors	120,579	40,783	161,362
CRO	13,085	995	14,080
Total gross accounts receivable (net of contractual allowance adjustments)	$792,895	$169,098	$961,993

DILUTED EARNINGS PER SHARE

In October 2004, the FASB ratified EITF Issue No. 04-8, which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price trigger has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. Diluted earnings per common share amounts have been retroactively restated for 2004 to give effect to the application of EITF No. 04-8 as it relates to the Old 4.00% Debentures issued in the second quarter of 2003. The effect of Omnicare’s fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.03 and $0.05 for the three and six months ended June 30, 2004. For purposes of the “if-converted” calculation, 8,451,000 shares were assumed to be converted for both the three and six months ended June 30, 2004. Additionally, interest expense, net of taxes, of $2.3 and $4.5 million for the three and six months ended June 30, 2004, was added back to net income for purposes of calculating diluted earnings per share using this method. The effect of EITF No. 04-8 on the Company’s 2005 earnings results was to decrease diluted earnings per share by $0.02 for the six months ended June 30, 2005. There was no impact on diluted earnings per share for the three months ended June 30, 2005. See further discussion of the trust PIERS exchange offering in the “Debt” note at Part I, Item 1 of this Filing.

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

These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions, including, but not limited to, the RxCrossroads and excelleRx transactions; trends for the continued growth of the Company’s businesses; expectations concerning the development and performance of the Company’s informatics business; the effectiveness of the Company’s formulary compliance program; trends in drug pricing, including the impact and pace of pharmaceutical price increases; delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets or for other reasons; the overall financial condition of the Company’s customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the Company’s pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated revenues, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company’s revenues, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining and globalization efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company’s implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; the impact of the MMA, including the Medicare Part D prescription drug benefit effective January 1, 2006, as implemented pursuant to CMS regulations and subregulatory guidance; legislation and regulations affecting payment and reimbursement rates for SNFs; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company’s ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to the Company’s CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans; events or circumstances which result in an impairment of assets, including but not limited to, goodwill; market conditions which adversely affect the valuation of the Old Trust PIERS and the New Trust PIERS; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and other risks and uncertainties described in the Company’s reports and filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The

Company’s debt obligations at June 30, 2005 include $123.1 million outstanding under the term A loan and $210.8 million borrowed on variable-rate long-term debt facilities at a weighted-average interest rate of 4.55% at June 30, 2005 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $3.3 million per year); $375.0 million outstanding under its fixed-rate 8.125% senior subordinated notes, due 2011 (“8.125% Senior Notes”); $250.0 million outstanding under its fixed-rate 6.125% senior subordinated notes, due 2013 (“6.125% Senior Notes”); and $345.0 million outstanding under its fixed-rate 4.00% junior subordinated convertible debentures underlying the Old Trust PIERS and the New Trust PIERS, due 2033. In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The estimated LIBOR-based floating rate for the Swap Agreement was 6.125% at June 30, 2005 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $12.4 million at June 30, 2005 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes. At June 30, 2005, the fair value of Omnicare’s variable-rate long-term debt facilities approximates the carrying value, and the fair value of the 8.125% Senior Notes, 6.125% Senior Notes, Old 4.00% Debentures and New 4.00% Debentures is approximately $395.6 million, $246.3 million, $13.1 million and $387.2 million, respectively.

Embedded in the Old Trust PIERS and the New Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at June 30, 2005, the values of both derivatives embedded in the Old Trust PIERS and New Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations.

The Company has operations and revenue that occur outside of the United States and transactions that are settled in currencies other than the U.S. dollar, exposing it to market risk related to changes in foreign currency exchange rates. However, the substantial portion of the Company’s operations and revenues and the substantial portion of the Company’s cash settlements are exchanged in U.S. dollars. Therefore, changes in foreign currency exchange rates do not represent a substantial market risk exposure to the overall Company. In connection with the acquisition of Canadian (“CDN”)-based Medico pharmacy, Omnicare entered into a CDN $50 million foreign exchange transaction arrangement on December 29, 2004. This arrangement expired on January 7, 2005, and had an immaterial impact on the consolidated financial position, income statement and cash flows of the Company.

The Company does not have any financial instruments held for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Based on a recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed or submitted under the Securities Exchange Act of 1934. Omnicare is an acquisitive company that continuously acquires and integrates new businesses. Throughout and following an acquisition, Omnicare focuses on analyzing the acquiree’s procedures and controls to determine their effectiveness and, where appropriate, implements changes to conform them to the Company’s disclosure controls and procedures.

(b)      There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, Omnicare is continuing to analyze, and expects to make changes in, the controls and procedures in place at recent acquisitions. In this process of evaluation and testing, the Company may identify deficiencies that would require remediation.

.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended June 30, 2005 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2005	–	$–	–	–
May 1-31, 2005	469	35.81	–	–
June 1-30, 2005	–	–	–	–
Total	469	$35.81	–	–

(a)      During the second quarter of 2005, the Company purchased 469 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Omnicare held its Annual Meeting of Stockholders on May 17, 2005.
(b)	The names of each director elected at this Annual Meeting, as well as the corresponding number of shares voted for, and withheld from, each nominee follows:

	Votes For	Votes Withheld

Edward L. Hutton	93,183,360	2,104,043
Joel F. Gemunder	90,248,724	5,038,679
John T. Crotty	88,279,085	7,008,318
Charles H. Erhart, Jr.	90,964,824	4,322,579
David W. Froesel, Jr.	91,209,872	4,077,531
Sandra E. Laney	93,221,557	2,065,846
Andrea R. Lindell, DNSc, RN	93,901,802	1,385,601
John H. Timoney	94,293,910	993,493
Amy Wallman	94,498,134	789,269

(c)

The Stockholders ratified the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants for the Company and its consolidated subsidiaries for the 2005 year. A total of 94,379,174 votes were cast in favor of the proposal; 838,140 votes were cast against it; 70,089 votes abstained; and there were no Broker non-votes.

ITEM 6. EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc. Registrant
Date: August 9, 2005	By:	/s/ David W. Froesel, Jr .
David W. Froesel, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(2.1)	Agreement and Plan of Merger by and among Omnicare, Inc., Nectarine Acquisition Corp. and NeighborCare, Inc. dated as of July 6, 2005	Form 8-K July 7, 2005
(2.2)

Asset Purchase Agreement by and among Omnicare, Inc., RxCrossroads, L.L.C., RxInnovations, L.L.C., Making Distribution Intelligent, L.L.C. and Louisville Public Warehouse Company dated as of July 1, 2005

Form 8-K July 8, 2005
(2.3)	Agreement and Plan of Merger, dated as of July 9, 2005, by and between Omnicare, Inc., Hospice Acquisition Corp., excelleRx, Inc. and certain of the stockholders and option holders of excelleRx, Inc.	Form 8-K July 14, 2005
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.3)	Second Amended and Restated By-Laws of Omnicare, Inc.	Form 10-Q November 14, 2003
(4.7)	Third Supplemental Indenture dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K March 9, 2005
(4.10)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005
(4.11)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.22)	Amendment to Employment Agreement with J.F. Gemunder dated as of March 24, 2005*	Form 8-K March 29, 2005
(10.23)	Amendment to Employment Agreement with P.E. Keefe dated as of March 24, 2005*	Form 8-K March 29, 2005
(10.24)	Amendment to Employment Agreement with C.D. Hodges dated as of March 24, 2005*	Form 8-K March 29, 2005
(10.28)	Form of Restricted Stock Award Letter (Executive Officers)*	Form 8-K March 29, 2005
(10.29)	Form of Restricted Stock Award Letter (Employees Other than Executive Officers)*	Form 8-K March 29, 2005
(10.30)

Credit Agreement, dated as of July 28, 2005, among Omnicare, Inc., as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as a joint syndication agent, Lehman Brothers Inc., as a joint syndication agent, CIBC World Markets Corp., as a co-documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a co-documentation agent, Wachovia Capital Markets, LLC, as a co-documentation agent, and SunTrust Bank, as administrative agent.

Form 8-K August 3, 2005
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