Form 10-Q
period 2005-09-30
OMNICARE INC
filed 2005-11-08
CIK 353230

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

2)	has been subject to such filing requirement for the past 90 days.
Yes	☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No ☐

COMMON STOCK OUTSTANDING

	Number of Shares	Date
Common Stock, $1 par value	106,582,399	September 30, 2005

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

(In thousands, except per share data)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2005	2004	2005	2004

Sales	$1,448,454	$1,049,412	$3,652,268	$3,033,207
Reimbursable out-of-pockets	6,523	4,521	22,252	13,602
Total net sales	1,454,977	1,053,933	3,674,520	3,046,809
Cost of sales	1,087,381	790,842	2,747,027	2,264,349
Reimbursed out-of-pocket expenses	6,523	4,521	22,252	13,602
Total direct costs	1,093,904	795,363	2,769,279	2,277,951
Gross profit	361,073	258,570	905,241	768,858
Selling, general and administrative expenses	212,970	152,249	527,724	434,238
Restructuring and other related charges (Note 8)	8,950	–	8,950	–
Operating income	139,153	106,321	368,567	334,620
Investment income	1,212	691	3,456	2,230
Interest expense (Note 6)	(46,857)	(17,582)	(87,215)	(51,537)
Income before income taxes	93,508	89,430	284,808	285,313
Income taxes	35,009	33,544	106,582	105,482
Net income	$58,499	$55,886	$178,226	$179,831
Earnings per common share:
Basic	$0.57	$0.54	$1.74	$1.73
Diluted (Note 3)	$0.54	$0.52	$1.67	$1.65
Dividends per common share	$0.0225	$0.0225	$0.0675	$0.0675
Weighted average number of common shares outstanding:
Basic	103,292	104,171	102,481	103,876
Diluted (Note 3)	108,038	112,808	107,593	113,174
Comprehensive income	$57,671	$56,644	$175,899	$179,144

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

(In thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$204,038	$84,169
Restricted cash	7,049	262
Deposits with drug wholesalers	78,972	44,000
Accounts receivable, less allowances of $160,294 (2004-$123,288)	1,256,242	838,705
Unbilled receivables	18,656	14,007
Inventories	433,808	331,367
Deferred income tax benefits	116,656	94,567
Other current assets	193,796	142,702
Total current assets	2,309,217	1,549,779
Properties and equipment, at cost less accumulated depreciation of $241,163 (2004-$222,524)	258,681	142,421
Goodwill	3,978,307	2,003,223
Other noncurrent assets	476,669	203,758
Total noncurrent assets	4,713,657	2,349,402
Total assets	$7,022,874	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,562	$282,956
Accrued employee compensation	48,858	19,820
Deferred revenue	24,099	24,245
Current debt	1,905,389	25,218
Other current liabilities and income taxes payable	194,265	115,243
Total current liabilities	2,567,173	467,482
Long-term debt	939,519	281,559
8.125% senior subordinated notes, due 2011	375,000	375,000
6.125% senior subordinated notes, net, due 2013	231,554	232,508
4.00% junior subordinated convertible debentures, due 2033 (Note 6)	345,000	345,000
Deferred income tax liabilities	241,841	137,593
Other noncurrent liabilities	172,602	132,931
Total noncurrent liabilities	2,305,516	1,504,591
Total liabilities	4,872,689	1,972,073
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $1 par value, 200,000,000 shares authorized, 109,328,500 shares issued (2004-106,579,800 shares issued)	109,328	106,580
Paid-in capital	1,118,646	1,038,671
Retained earnings	1,082,064	910,973
Treasury stock, at cost-2,746,100 shares (2004-2,083,400 shares)	(78,381)	(54,931)
Deferred compensation	(70,551)	(65,591)
Accumulated other comprehensive income	(10,921)	(8,594)
Total stockholders’ equity	2,150,185	1,927,108
Total liabilities and stockholders’ equity	$7,022,874	$3,899,181

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

(In thousands)
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$178,226	$179,831
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	29,482	26,728
Amortization	22,583	15,094
Provision for doubtful accounts	40,352	33,424
Deferred tax provision	27,574	54,473
Write-off of debt issuance costs	1,914	–
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(134,356)	(110,526)
Inventories	(30,959)	24,797
Deposit with drug wholesaler	–	(44,000)
Current and noncurrent assets	(15,819)	(26,766)
Accounts payable	34,285	(836)
Accrued employee compensation	7,854	(5,242)
Deferred revenue	(146)	(6,116)
Current and noncurrent liabilities, and income taxes payable	14,354	(7,663)
Net cash flows from operating activities	175,344	133,198

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(2,566,335)	(239,940)
Capital expenditures	(14,672)	(13,586)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(5,898)	(5,063)
Other	39	41
Net cash flows from investing activities	(2,586,866)	(258,548)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,543,000	407,000
Payments on line of credit facilities and term A loan	(1,068,385)	(361,360)
Proceeds from long-term borrowings and obligations	41,546	–
Payments on long-term borrowings and obligations	(612)	(378)
Fees paid for financing arrangements	(14,179)	–
Change in cash overdraft balance	8,054	(2,996)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	30,339	7,871
Dividends paid	(7,135)	(7,030)
Net cash flows from financing activities	2,532,628	43,107

Effect of exchange rate changes on cash	(1,237)	(2,048)
Net increase (decrease) in cash and cash equivalents	119,869	(84,291)
Cash and cash equivalents at beginning of period	84,169	187,413
Cash and cash equivalents at end of period	$204,038	$103,122

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OMNICARE, INC. AND SUBSIDIARY COMPANIES

UNAUDITED

1.	Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in Notes 6 and 8) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2004 and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”). This Statement requires the Company to record compensation costs relating to equity-based payments, in its financial statements, over the requisite service period (usually the vesting period). This Statement is effective for the Company in the period beginning January 1, 2006. The Company currently intends to elect the “modified prospective application” method of implementing SFAS 123R. This method requires that SFAS 123R be applied to all new awards whose service inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased, or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which the requisite service has not been rendered (i.e., nonvested portion) and are outstanding as of January 1, 2006 to be recognized as the requisite service is rendered on or after January 1, 2006. Omnicare is currently evaluating the impact of the adoption of SFAS 123R to the Company, but has not yet quantified the effect of this new standard on its financial results for 2006 and future years.

2.	Stock-Based Employee Compensation

At September 30, 2005, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, including the 2004 Stock and Incentive Plan, approved by the stockholders at the Company’s May 18, 2004 Annual Meeting of

Stockholders. Beginning May 18, 2004, stock-based incentive awards have been and will be made only from the 2004 Stock and Incentive Plan. As permitted under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the Company accounts for stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$58,499	$55,886	$178,226	$179,831
Add: Stock-based employee compensation expense (stock awards) included in reported net income, net of related tax effects	1,603	1,342	4,605	4,398
Deduct: Total stock-based employee compensation expense (stock options and awards) determined under fair value based method, net of related tax effects	(3,373)	(5,440)	(17,316)	(17,066)
Pro forma net income	$56,729	$51,788	$165,515	$167,163
Earnings per common share:
Basic - as reported	$0.57	$0.54	$1.74	$1.73
Basic - pro forma	$0.55	$0.50	$1.62	$1.61

Diluted - as reported	$0.54	$0.52	$1.67	$1.65
Diluted - pro forma	$0.53	$0.48	$1.56	$1.54

The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Volatility	34%	54%	34%	54%
Risk-free interest rate	4.1%	3.4%	4.1%	3.4%
Dividend yield	0.2%	0.3%	0.2%	0.3%
Expected term of options (in years)	5.0	5.1	5.0	5.1
Weighted-average fair value per option	$17.52	$13.22	$15.26	$17.60

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	For the three months ended September 30,
2005:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts
Basic EPS
Net income	$58,499	103,292	$0.57
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	1,819
Stock options, warrants and awards	–	2,927
Diluted EPS
Net income plus assumed conversions	$58,571	108,038	$0.54

2004:
Basic EPS
Net income	$55,886	104,171	$0.54
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	2,266	8,451
Stock options, warrants and awards	–	186
Diluted EPS
Net income plus assumed conversions	$58,152	112,808	$0.52

	For the nine months ended September 30,
2005:	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net income	$178,226	102,481	$1.74
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	1,886	2,767
Stock options, warrants and awards	–	2,345
Diluted EPS
Net income plus assumed conversions	$180,112	107,593	$1.67

2004:
Basic EPS
Net income	$179,831	103,876	$1.73
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	6,797	8,451
Stock options, warrants and awards	–	847
Diluted EPS
Net income plus assumed conversions	$186,628	113,174	$1.65

During the three and nine months ended September 30, 2005 and 2004, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarter ended September 30, 2004 totaled 3.4 million, and for the nine months ended September 30, 2005 and 2004 totaled 1.4 million and 2.7 million, respectively. All stock options were dilutive for the quarter ended September 30, 2005.

In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price trigger has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. Diluted earnings per common share amounts have been retroactively restated for 2004 to give effect to the application of EITF No. 04-8 as it relates to the Company’s original 4.00% junior subordinated convertible debentures issued in the second quarter of 2003. The effect of Omnicare’s fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.02 and $0.07 for the three and nine months ended September 30, 2004, respectively. For purposes of the “if-converted” calculation, 8,451,000 shares were assumed to be converted for both the three and nine months ended September 30, 2004. Additionally, interest expense, net of taxes, of $2.3 million and $6.8 million for the three and nine months ended September 30, 2004, respectively, was added back to net income for purposes of calculating diluted earnings per share using this method. The effect of EITF No. 04-8 on the Company’s 2005 earnings results was to decrease diluted earnings per share by $0.02 for the nine months ended September 30, 2005. The impact had no effect on diluted earnings per share for the three months ended September 30, 2005. See further discussion of the trust PIERS exchange offering in the “Debt” note.

4.	Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses, as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies or medical supply companies, which complement the Company’s core business. During the first nine months of 2005, Omnicare completed certain acquisitions of businesses and other assets in the Pharmacy Services segment, which were not, individually or in the aggregate, significant to the Company, except as discussed below. Acquisitions of businesses required cash payments of $2,566.3 million (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in the nine months ended September 30, 2005. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.

On July 28, 2005, Omnicare closed its $34.75 per share cash tender offer (the “Offer”) for all of the issued and outstanding shares of the common stock (the “Shares”) of NeighborCare, Inc. (“NeighborCare”). Approximately 42,897,600 Shares were tendered in the Offer, representing approximately 97.2% of the then-outstanding Shares. On July 28, 2005, Omnicare accepted for payment all Shares validly tendered and not properly withdrawn. In the Offer, after giving effect to the settlement of Shares tendered that were subject to guaranteed delivery, the Company acquired the aggregate of 42,011,760 Shares, representing approximately 95.2% of the outstanding Shares. All Shares not tendered in the Offer were converted into the right to receive the same consideration per Share paid in the Offer.

The acquisition of NeighborCare was accounted for as a purchase business combination and included cash consideration and transaction costs of approximately $1.9 billion. The cash consideration included the payoff of certain NeighborCare debt totaling approximately $328 million, of which $78 million was retired by Omnicare immediately following the acquisition. In addition, on August 27, 2005 the Company closed its tender offer for cash to purchase all of the $250 million outstanding principal amount of NeighborCare’s 6.875% senior subordinated notes due 2013 (the “NeighborCare Notes”). All of the NeighborCare Notes were validly tendered in the offer. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of NeighborCare Notes validly tendered was $1,096.85.

At the time of the acquisition, NeighborCare was an institutional pharmacy provider serving long-term care and skilled nursing facilities, specialty hospitals and assisted and independent living communities comprising approximately 295,000 beds in 34 states and the District of Columbia. NeighborCare also provided infusion therapy services, home medical equipment, respiratory therapy services, community-based retail pharmacies and group purchasing.

On August 12, 2005, Omnicare completed the acquisition of excelleRx, Inc. (“excelleRx”). The acquisition included cash consideration at closing of approximately $269 million. At the time of the acquisition, excelleRx provided pharmaceutical products and care services to approximately 400 hospice programs with approximately 48,000 patients in 46 states.

On August 15, 2005, Omnicare completed the acquisition of RxCrossroads, L.L.C. (“RxCrossroads”). The acquisition included cash consideration at closing of approximately $235 million. At the time of the acquisition, RxCrossroads provided specialty distribution, product support and mail order pharmacy services for pharmaceutical manufacturers and biotechnology companies, generally for high-cost drugs used in the treatment of chronic disease states.

The Company financed the acquisitions of NeighborCare, excelleRx and RxCrossroads with proceeds from a new $3.4 billion credit agreement as discussed at the “Debt” Note. The Company has engaged an independent valuation firm to assist with the purchase price allocation for these acquisitions, including the identification of goodwill and other identifiable intangible assets. Omnicare expects to achieve certain economies of scale and operational efficiencies from these acquisitions. The net assets and operating results of these acquisitions have been included from their respective dates of acquisition in the Company’s financial statements.

Unaudited pro forma combined results of operations of the Company and NeighborCare for the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 are presented below. Such pro forma presentation has been prepared assuming that the NeighborCare acquisition had been made as of January 1, 2004. Pro forma information is not presented for the three months ended September 30, 2005 as the results of NeighborCare are included in those of the Company from the closing date of July 28, 2005, and the difference from the beginning of the period is not significant. The unaudited pro forma presentation excludes the impact of excelleRx and RxCrossroads, due to the lack of significance on the pro forma combined results.

The unaudited pro forma combined financial information follows (in thousands, except per share data):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Pro forma net sales	$1,431,382	$4,956,378	$4,138,986
Pro forma net income from continuing operations	$62,011	$211,343	$185,753
Pro forma earnings per share:
Basic	$0.60	$2.06	$1.79
Diluted	$0.57	$1.98	$1.70

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total
Balance as of December 31, 2004	$1,920,612	$82,611	$2,003,223
Goodwill acquired in the nine months ended September 30, 2005	1,970,635	–	1,970,635
Other	5,419	(970)	4,449
Balance as of September 30, 2005	$3,896,666	$81,641	$3,978,307

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

During the third quarter of 2005, the Company completed its annual goodwill impairment assessment and determined that goodwill was not impaired.

The net carrying amount of the Company’s other intangible assets (included in the “Other noncurrent assets” caption on the Consolidated Balance Sheets) increased by $251.6 million during the first nine months of 2005, from $67.9 million to $319.5 million. The increase primarily relates to the estimated customer relationship assets and non-compete agreements recorded as part of the preliminary purchase price allocation for the acquisitions of NeighborCare, excelleRx and RxCrossroads. The Company has engaged an independent valuation firm to assist with the final purchase price allocation for these acquisitions, including the identification of goodwill and other identifiable intangible assets. The Company also continues to evaluate the tax effects of these acquisitions. The Company is in the process of completing its allocation of the purchase price for these acquisitions and accordingly, the goodwill balance is preliminary and subject to change.

6.	Debt

Current and Long-Term Debt

During the quarter ended September 30, 2005, the Company entered into a new $3.4 billion Credit Agreement (“Credit Agreement”) consisting of a $1.9 billion 364-day loan facility, maturing between July 27, 2006 and August 17, 2006 (the “364-Day Loans”), an $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and a $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. As a result, the weighted average interest rate on the 364-Day Loans was 4.55% at September 30, 2005. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s capitalization ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The interest rate on the Revolving Loans and Term Loans was 4.49% at September 30, 2005. The Credit Agreement requires the Company to meet certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

The Company primarily used the net proceeds from the Credit Agreement to repay amounts outstanding under the Company’s old term A loan of $123.1 million and old revolving credit facility of $181 million, and for the acquisitions of NeighborCare, excelleRx and RxCrossroads (see additional discussion at the “Acquisitions” Note). At September 30, 2005, there was $1.9 billion outstanding under the 364-Day Loans, $180 million outstanding under the Revolving Loans and $700 million outstanding under the Term Loan.

In connection with the completion of the new Credit Agreement, the Company has deferred debt issuance costs of $11.7 million, which consisted of $2.7 million deferred from the old term A loan and the old revolving credit facility and $9.0 million of new debt issuance costs. Interest expense included a charge of approximately $7.5 million pretax in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the new term A loan and revolving credit facility, and debt costs related to the new 364-day loan facility. The Company amortized approximately $0.4 million of the $11.7 million deferred debt issuance costs during the three and nine months ended September 30, 2005.

The Company’s long-term debt instruments (other than the new Credit Agreement discussed above), including related terms and financial covenants, have been disclosed in detail at Note 7, “Long-Term Debt” in Omnicare’s Annual Report on Form 10-K for the year ended

December 31, 2004. In addition to the new Credit Agreement, the Company had additional borrowings of long-term debt during the nine months ended September 30, 2005 approximating $42 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate of 3.87% per annum at September 30, 2005.

At September 30, 2005, the overall weighted average interest rate on the Company’s variable interest portion of its long-term debt, including the swap agreement, was 4.69%. The Company was in compliance with its debt related financial covenants as of September 30, 2005.

4.00% Junior Subordinated Convertible Debentures

During the first quarter of 2005, the composition of the Company’s 4.00% junior subordinated convertible debentures underlying the trust PIERS was impacted by the completion of an exchange offering, explained in further detail below.

Original 4.00% Junior Subordinated Convertible Debentures:

In connection with the offering of the 4.00% Trust Preferred Income Equity Redeemable Securities (the “Old Trust PIERS”) in the second quarter of 2003, the Company issued a corresponding amount of original 4.00% junior subordinated convertible debentures (“Old 4.00% Debentures”) due 2033 to the Omnicare Capital Trust I (the “Old Trust”). The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning September 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at September 30, 2005, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at September 30, 2005.

Series B 4.00% Junior Subordinated Convertible Debentures:

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of newly issued Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”), plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (“New 4.00% Debentures”) issued by Omnicare, Inc. with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust. Subsequent to the completion of the exchange offering and at September 30, 2005, the Company has $333,766,950 of New 4.00% Debentures outstanding.

The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Omnicare common stock, whereas the outstanding Old Trust PIERS are convertible only into Omnicare common stock (except for cash in lieu of fractional shares).

The purpose of the exchange offer was to change the conversion settlement provisions of the Old Trust PIERS. The Company made this change in response to the ratification by the FASB of EITF No. 04-8, which, effective December 15, 2004, changed the accounting rules applicable to the Old Trust PIERS and requires Omnicare to include the common stock issuable upon conversion of the Old Trust PIERS in Omnicare’s diluted shares outstanding, regardless of whether the market trigger has been met (see further discussion of EITF No. 04-8 at the “Earnings Per Share Data” Note). By committing to pay up to the stated liquidation amount of the New Trust PIERS to be converted in cash upon conversion, Omnicare is able to account for the New Trust PIERS under the treasury stock method, which is expected to be less dilutive to earnings per share than the “if converted” method required by EITF No. 04-8.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.1 million and $0.3 million was amortized in each of the three and nine month periods ended September 30, 2005 and 2004, respectively. The nine months ended September 30, 2005 included a special charge to operating expenses totaling $1.2 million pretax in connection with the issuance of the New Trust PIERS.

7.	Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.5 million and $4.2 million for the three and nine months ended September 30, 2005, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2004, respectively.

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

The following table presents the components of pension cost for each of the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$404	$382	$1,177	$1,131
Interest cost	797	527	2,393	1,581
Amortization of deferred amounts
(primarily prior actuarial losses)	817	470	2,450	1,410
Expected return on assets	(59)	–	(176)	–
Net periodic pension cost	$1,959	$1,379	$5,844	$4,122

During the three and nine months ended September 30, 2005, the Company made payments of $3.1 million and $12.6 million, respectively, related to funding plan assets for the settlement of the Company’s pension obligations, and anticipates payments of approximately $3 million during the remainder of the 2005 year.

In addition, the Company has supplemental pension plans (“SPPs”) in which certain of its officers participate. Retirement benefits under the SPPs are calculated on the basis of a specified percentage of the officers’ covered compensation, years of credited service and a vesting schedule, as specified in the plan documents. Expense relating to the SPPs was $0.2 million and $0.6 million for each of the three and nine month periods ended September 30, 2005 and 2004, respectively.

8.	Restructuring Program

In connection with the previously disclosed second phase of its productivity and consolidation initiative (the “Phase II Program”), the Company had liabilities of $3.3 million at December 31, 2004, of which $2.9 million was utilized in the nine months ended September 30, 2005. The remaining liabilities of $0.4 million at September 30, 2005 represent amounts not yet paid relating to actions taken, and will be adjusted as these matters are settled.

In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline operations, maximize workforce and operating asset utilization, and produce a more cost-efficient, operating infrastructure. These consolidation and productivity initiatives are primarily related to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation exist. While the majority of consolidations will result in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies have also been identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives are expected to result in the closure of 17 facilities, of which 15 are pharmacy operations. It will also lead to a net reduction in force of approximately 730 positions. Of this reduction in force, approximately 93% are in pharmacy operations and the remaining reductions are at the corporate headquarters or the Company’s contract research operations.

In connection with this program, these particular consolidation and productivity initiatives are expected to be completed within 12 months, and are expected to generate approximately $40 million in pretax savings. Given the timing of the initiatives, the Company expects the bulk of these savings to occur beginning in 2006. These initiatives are currently estimated to require a total restructuring charge of approximately $20 million before taxes, which relates solely to the costs associated with the consolidation of Omnicare pharmacies into NeighborCare pharmacies and the other productivity initiatives described above. Approximately $18 million of this pretax restructuring charge will occur in the quarters ending September 30, 2005 (approximately $8.9 million pretax) and December 31, 2005 (approximately $9 million pretax). The remaining charges of approximately $2 million are expected to occur in the first and second quarters of 2006.

In connection with this program, the Company expensed approximately $8.9 million ($5.6 million aftertax, or $0.05 per diluted share) for restructuring charges, during the quarter ended September 30, 2005. The restructuring charges primarily include severance pay, the buy-out of employment agreements, and lease terminations. Details of the pretax restructuring charges and associated utilization relating to this productivity and consolidation program follow (in thousands):

	2005 Provision	Utilized during 2005	Balance at September 30, 2005
Restructuring charges:
Employee severance	$5,426	$(554)	$4,872
Employment agreement buy-outs	493	(44)	449
Lease terminations	3,031	(249)	2,782
Total restructuring charges	$8,950	$(847)	$8,103

As of September 30, 2005, the Company had incurred approximately $0.6 million of severance and other employee-related costs relating to the reduction of approximately 210 employees. The remaining liabilities at September 30, 2005 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments), and will be adjusted as these matters are settled.

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

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two reporting segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to skilled nursing, assisted living, hospice programs and other providers of healthcare services in 47 states in the United States of America (“USA”), the District of Columbia and in Canada at September 30, 2005. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical device and diagnostics industries in 30 countries around the world at September 30, 2005, including the USA.

The table below presents information about the reportable segments as of and for the three and nine months ended September 30, 2005 and 2004 and should be read in conjunction with the paragraph that follows (in thousands):

	Three Months Ended September 30,
2005:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals
Net sales	$1,410,653	$44,324	$–	$1,454,977
Depreciation and amortization	21,734	511	678	22,923
Operating income (expense)	153,803	27	(14,677)	139,153
Total assets	6,479,350	155,292	388,232	7,022,874
Capital expenditures	6,211	296	227	6,734

2004:
Net sales	$1,020,972	$32,961	$–	$1,053,933
Depreciation and amortization	13,160	336	656	14,152
Operating income (expense)	114,872	3,161	(11,712)	106,321
Total assets	3,330,861	95,928	289,753	3,716,542
Capital expenditures	3,119	181	449	3,749

	Nine Months Ended September 30,
2005:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals
Net sales	$3,533,955	$140,565	$–	$3,674,520
Depreciation and amortization	48,567	1,495	2,003	52,065
Operating income (expense)	405,375	6,296	(43,104)	368,567
Total assets	6,479,350	155,292	388,232	7,022,874
Capital expenditures	12,803	720	1,149	14,672

2004:
Net sales	$2,946,253	$100,556	$–	$3,046,809
Depreciation and amortization	38,902	1,037	1,883	41,822
Operating income (expense)	358,851	9,637	(33,868)	334,620
Total assets	3,330,861	95,928	289,753	3,716,542
Capital expenditures	11,324	541	1,721	13,586

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company included in its reported CRO segment net sales amount, reimbursable out-of-pockets totaling $6.5 million and $22.3 million for the three and nine months ended September 30, 2005, respectively, and $4.5 million and $13.6 million for the three and nine months ended September 30, 2004, respectively.

11.	Guarantor Subsidiaries

The Company’s $375.0 million 8.125% senior subordinated notes due 2011 and the 6.125% senior subordinated notes due 2013 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2005 and December 31, 2004 for the balance sheets, the three and nine months ended September 30, 2005 and 2004 for the statements of income, and the statements of cash flows for the nine months ended September 30, 2005 and 2004. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Income

(In thousands)	Three months ended September 30,
2005:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Total net sales	$–	$1,383,638	$71,339	$–	$1,454,977
Total direct costs	–	1,041,326	52,578	–	1,093,904
Gross profit	–	342,312	18,761	–	361,073
Selling, general and administrative expenses	422	202,721	9,827	–	212,970
Restructuring and other related charges	775	7,603	572	–	8,950
Operating income (loss)	(1,197)	131,988	8,362	–	139,153
Investment income	295	917	–	–	1,212
Interest expense	(45,497)	(892)	(468)	–	(46,857)
Income (loss) before income taxes	(46,399)	132,013	7,894	–	93,508
Income tax (benefit) expense	(17,372)	49,425	2,956	–	35,009
Equity in net income of subsidiaries	87,526	–	–	(87,526)	–
Net income (loss)	$58,499	$82,588	$4,938	$(87,526)	$58,499

2004:

Total net sales	$–	$1,022,683	$31,250	$–	$1,053,933
Total direct costs	–	770,278	25,085	–	795,363
Gross profit	–	252,405	6,165	–	258,570
Selling, general and administrative expenses	408	147,077	4,764	–	152,249
Operating income (loss)	(408)	105,328	1,401	–	106,321
Investment income	123	568	–	–	691
Interest expense	(17,255)	(219)	(108)	–	(17,582)
Income (loss) before income taxes	(17,540)	105,677	1,293	–	89,430
Income tax (benefit) expense	(6,578)	39,637	485	–	33,544
Equity in net income of subsidiaries	66,848	–	–	(66,848)	–
Net income (loss)	$55,886	$66,040	$808	$(66,848)	$55,886

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Income - Continued

(In thousands)	Nine months ended September 30,
2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Total net sales	$–	$3,513,681	$160,839	$–	$3,674,520
Total direct costs	–	2,651,815	117,464	–	2,769,279
Gross profit	–	861,866	43,375	–	905,241
Selling, general and administrative expenses	2,638	502,890	22,196	–	527,724
Restructuring and other related charges	775	7,603	572	–	8,950
Operating income (loss)	(3,413)	351,373	20,607	–	368,567
Investment income	867	2,589	–	–	3,456
Interest expense	(84,672)	(1,250)	(1,293)	–	(87,215)
Income (loss) before income taxes	(87,218)	352,712	19,314	–	284,808
Income tax (benefit) expense	(32,646)	132,001	7,227	–	106,582
Equity in net income of subsidiaries	232,798	–	–	(232,798)	–
Net income (loss)	$178,226	220,711	$12,087	$(232,798)	$178,226

2004:

Total net sales	$–	$2,954,712	$92,097	$–	$3,046,809
Total direct costs	–	2,205,048	72,903	–	2,277,951
Gross profit	–	749,664	19,194	–	768,858
Selling, general and administrative expenses	923	418,247	15,068	–	434,238
Operating income (loss)	(923)	331,417	4,126	–	334,620
Investment income	472	1,745	13	–	2,230
Interest expense	(50,653)	(457)	(427)	–	(51,537)
Income (loss) before income taxes	(51,104)	332,705	3,712	–	285,313
Income tax (benefit) expense	(18,915)	123,021	1,376	–	105,482
Equity in net income of subsidiaries	212,020	–	–	(212,020)	–
Net income (loss)	$179,831	$209,684	$2,336	$(212,020)	$179,831

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(In thousands)
As of September 30, 2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$150,065	$30,090	$23,883	$–	$204,038
Restricted cash	–	7,049	–	–	7,049
Deposits with drug wholesalers	–	78,972	–	–	78,972
Accounts receivable, net (including intercompany)	52	1,276,714	43,635	(64,159)	1,256,242
Unbilled receivables	–	18,309	347	–	18,656
Inventories	–	420,637	13,171	–	433,808
Deferred income tax benefits (liabilities), net-current	(904)	117,124	436	–	116,656
Other current assets	616	189,050	4,130	–	193,796
Total current assets	149,829	2,137,945	85,602	(64,159)	2,309,217
Properties and equipment, net	–	242,207	16,474	–	258,681
Goodwill	–	3,882,421	95,886	–	3,978,307
Other noncurrent assets	34,183	442,131	355	–	476,669
Investment in subsidiaries	5,752,273	–	–	(5,752,273)	–
Total assets	$5,936,285	$6,704,704	$198,317	$(5,816,432)	$7,022,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$1,934,133	$632,949	$64,250	$(64,159)	$2,567,173
Long-term debt	880,000	12,681	46,838	–	939,519
8.125% senior subordinated notes, due 2011	375,000	–	–	–	375,000
6.125% senior subordinated notes, net, due 2013	231,554	–	–	–	231,554
4.00% junior subordinated convertible debentures, due 2033	345,000	–	–	–	345,000
Deferred income tax liabilities (benefits), net-noncurrent	1,967	233,961	5,913	–	241,841
Other noncurrent liabilities	18,446	153,482	674	–	172,602
Stockholders’ equity	2,150,185	5,671,631	80,642	(5,752,273)	2,150,185
Total liabilities and stockholders’ equity	$5,936,285	$6,704,704	$198,317	$(5,816,432)	$7,022,874

As of December 31, 2004:

ASSETS
Cash and cash equivalents	$46,569	$32,453	$5,147	–	$84,169
Restricted cash	–	262	–	–	262
Deposit with drug wholesaler	–	44,000	–	–	44,000
Accounts receivable, net (including intercompany)	41,448	781,553	17,454	(1,750)	838,705
Unbilled receivables	–	13,538	469	–	14,007
Inventories	–	326,091	5,276	–	331,367
Deferred income tax benefits (liabilities), net-current	(6)	94,074	499	–	94,567
Other current assets	572	141,153	977	–	142,702
Total current assets	88,583	1,433,124	29,822	(1,750)	1,549,779
Properties and equipment, net	–	134,601	7,820	–	142,421
Goodwill	–	1,948,633	54,590	–	2,003,223
Other noncurrent assets	125,636	77,911	211	–	203,758
Investment in subsidiaries	2,985,941	–	–	(2,985,941)	–
Total assets	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$24,757	$417,721	$26,754	$(1,750)	$467,482
Long-term debt	280,769	790	–	–	281,559
8.125% senior subordinated notes, due 2011	375,000	–	–	–	375,000
6.125% senior subordinated notes, net, due 2013	232,508	–	–	–	232,508
4.00% junior subordinated convertible debentures, due 2033	345,000	–	–	–	345,000
Deferred income tax liabilities (benefits), net-noncurrent	(2,204)	145,484	(5,687)	–	137,593
Other noncurrent liabilities	17,222	114,940	769	–	132,931
Stockholders’ equity	1,927,108	2,915,334	70,607	(2,985,941)	1,927,108
Total liabilities and stockholders’ equity	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(In thousands)	Nine months ended September 30,
2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$–	$39,556	$796	$40,352
Other	1,319	151,325	(17,652)	134,992
Net cash flows from operating activities	1,319	190,881	(16,856)	175,344

Cash flows from investing activities:
Acquisition of businesses, net of cash received	–	(2,562,605)	(3,730)	(2,566,335)
Capital expenditures	–	(13,838)	(834)	(14,672)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	–	(5,898)	–	(5,898)
Other	–	39	–	39
Net cash flows from investing activities	–	(2,582,302)	(4,564)	(2,586,866)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,543,000	–	–	3,543,000
Payments on line of credit facilities and term A loan	(1,068,385)	–	–	(1,068,385)
Proceeds from long-term borrowings and obligations	153	–	41,393	41,546
Payments on long-term borrowings and obligations	(612)	–		(612)
Fees paid for financing arrangements	(14,179)	–	–	(14,179)
Change in cash overdraft balance	(7,131)	15,185	–	8,054
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	30,339	–	–	30,339
Dividends paid	(7,135)	–	–	(7,135)
Other	(2,373,873)	2,373,873	–	–
Net cash flows from financing activities	102,177	2,389,058	41,393	2,532,628

Effect of exchange rate changes on cash	–	–	(1,237)	(1,237)

Net increase (decrease) in cash and cash equivalents	103,496	(2,363)	18,736	119,869
Cash and cash equivalents at beginning of period	46,569	32,453	5,147	84,169
Cash and cash equivalents at end of period	$150,065	$30,090	$23,883	$204,038

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(In thousands)	Nine months ended September 30,
2004:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$–	$32,701	$723	$33,424
Other	(25,118)	119,734	5,158	99,774
Net cash flows from operating activities	(25,118)	152,435	5,881	133,198

Cash flows from investing activities:
Acquisition of businesses	–	(238,710)	(1,230)	(239,940)
Capital expenditures	–	(13,244)	(342)	(13,586)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	–	(5,063)	–	(5,063)
Other	–	41	–	41
Net cash flows from investing activities	–	(256,976)	(1,572)	(258,548)

Cash flows from financing activities:
Borrowings on line of credit facility	407,000	–	–	407,000
Payments on line of credit facility and term A loan	(361,360)	–	–	(361,360)
Payments on long-term borrowings and obligations	(378)	–	–	(378)
Change in cash overdraft balance	(3,433)	437	–	(2,996)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	7,871	–	–	7,871
Dividends paid	(7,030)	–	–	(7,030)
Other	(95,330)	95,330	–	–
Net cash flows from financing activities	(52,660)	95,767	–	43,107

Effect of exchange rate changes on cash	–	–	(2,048)	(2,048)

Net (decrease) increase in cash and cash equivalents	(77,778)	(8,774)	2,261	(84,291)
Cash and cash equivalents at beginning of period - unrestricted	134,513	48,940	3,960	187,413
Cash and cash equivalents at end of period - unrestricted	$56,735	$40,166	$6,221	$103,122

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 OVERVIEW

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading provider of pharmaceutical care for the elderly. Omnicare primarily serves residents in long-term care facilities and other chronic care settings comprising approximately 1,441,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and in Canada at September 30, 2005, making it the largest U.S. provider of professional pharmacy, related consulting and data management services for skilled nursing, assisted living and other institutional healthcare providers, as well as for hospice patients. In addition, Omnicare provides pharmaceutical distribution and patient assistance services for specialty pharmaceuticals. Omnicare also provides clinical research services (“CRO”) for the pharmaceutical and biotechnology industries in 30 countries worldwide.

During the quarter, the Company completed the acquisitions of NeighborCare, Inc. (“NeighborCare”), excelleRx, Inc. (“excelleRx”) and RxCrossroads, LLC (“RxCrossroads”). At the time of the acquisition, NeighborCare was an institutional pharmacy provider serving long-term care and skilled nursing facilities, specialty hospitals and assisted and independent living communities comprising approximately 295,000 beds in 34 states and the District of Columbia. NeighborCare also provided infusion therapy services, home medical equipment, respiratory therapy services, community-based retail pharmacies and group purchasing. At the time of the acquisition, excelleRx provided pharmaceutical products and care services to approximately 400 hospice programs with approximately 48,000 patients in 46 states. At the time of the acquisition, RxCrossroads provided specialty distribution, product support and mail order pharmacy services for pharmaceutical manufacturers and biotechnology companies, generally for high-cost drugs used in the treatment of chronic disease states.

The Company entered into a new $3.4 billion Credit Agreement (“Credit Agreement”) during the quarter, primarily to provide interim financing for the NeighborCare, excelleRx and RxCrossroads transactions. Interest expense included a charge of approximately $7.5 million pretax ($4.7 million aftertax, or $0.04 per diluted share) related to the debt extinguishment and new debt issuance costs in connection with the new Credit Agreement. See further discussion of the associated financing transactions at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.

Operating results for the three and nine months ended September 30, 2005 included a restructuring charge of approximately $8.9 million pretax ($5.6 million aftertax, or $0.05 per diluted share) in connection with the Company’s previously disclosed consolidation efforts associated with the NeighborCare integration plan and other productivity initiatives to streamline operations, maximize workforce and asset utilization, and produce a more cost-efficient, operating infrastructure. See further discussion of the restructuring charge at the “Restructuring Program” section of this MD&A.

A summary of the key operating results for the three and nine months ended September 30, 2005 and 2004 follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Consolidated:
Total net sales	$1,454,977	$1,053,933	$3,674,520	$3,046,809
Net income	$58,499	$55,886	$178,226	$179,831
Diluted earnings per share ("EPS")	$0.54	$0.52	$1.67	$1.65

Sales and profitability results are discussed at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Pharmacy Services Segment:
Net sales	$1,410,653	$1,020,972	$3,533,955	$2,946,253
Operating income	$153,803	$114,872	$405,375	$358,851

The sales growth for the three and nine months ended September 30, 2005 continues to be driven largely by the ongoing execution of the Company’s acquisition strategy, particularly, the acquisitions of NeighborCare, excelleRx and RxCrossroads as discussed below. In addition, sales growth is also attributable to higher acuity in certain areas, the expansion of the Company’s clinical and other service programs, drug price inflation and market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices, but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by the ongoing impact of the trends experienced over the last several quarters, namely government reimbursement reductions, both state and federal, as well as intense competitive pricing pressures, and the increasing use of generic drugs. The increased operating income was primarily the result of increased sales, ongoing benefits of the Company’s acquisition integration efforts and productivity enhancement initiatives throughout the Pharmacy Services Segment, partially offset by the previously mentioned intensified pricing and government reimbursement pressures, and the previously mentioned restructuring charge, of which approximately $4.4 million was included in the Pharmacy Services Segment.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
CRO Services Segment:
Revenues	$44,324	$32,961	$140,565	$100,556
Operating income	$27	$3,161	$6,296	$9,637

The CRO Services Segment revenues were higher in the three and nine months ended September 30, 2005 than in the comparable periods of 2004 due primarily to the impact of the December 2004 acquisition of Clinimetrics Research Associates, Inc. (“Clinimetrics”). Operating income in the three and nine months ended September 30, 2005 was impacted by the previously mentioned restructuring charge, of which approximately $3.7 million was included in the CRO Services Segment. Operating income for the nine months ended September 30, 2005 was also impacted by the addition of Clinimetrics, and its early completion of a large data management project which resulted in lower revenues recognized in the first quarter without a proportionate reduction in the operating cost structure until the second quarter of 2005.

Financial Condition, Liquidity and Capital Resources

Net cash flows from operating activities for the nine months ended September 30, 2005, were $175.3 million compared with $133.2 million for the same period of 2004. Operating cash flows, as well as debt borrowings, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends. During the nine months ended September 30, 2005, the Company’s investing activities included payments of $2,566.3 million for the completion of acquisitions in its Pharmacy Services Segment, including the acquisitions of NeighborCare, excelleRx and RxCrossroads. Net cash provided by financing activities was $2,532.6 million for the nine months ended September 30, 2005. Borrowings during the nine months ended September 30, 2005 were primarily related to the Company entering into the new $3.4 billion Credit Agreement as further discussed below. Proceeds from the new Credit Agreement were primarily used for the acquisitions of NeighborCare, excelleRx and RxCrossroads and the refinancing of the old term A loan and revolving credit facility. At September 30, 2005, outstanding borrowings under the new Credit Agreement were approximately $2.8 billion.

RESULTS OF OPERATIONS

The following table presents the consolidated net sales and results of operations of Omnicare for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total net sales	$1,454,977	$1,053,933	$3,674,520	$3,046,809

Net income	$58,499	$55,886	$178,226	$179,831
Earnings per share:
Basic	$0.57	$0.54	$1.74	$1.73
Diluted	$0.54	$0.52	$1.67	$1.65

EBITDA(a)	$162,076	$120,473	$420,632	$376,442

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(a)	$162,076	$120,473	$420,632	$376,442
(Subtract)/Add:
Interest expense, net of investment income	(45,645)	(16,891)	(83,759)	(49,307)
Income taxes	(35,009)	(33,544)	(106,582)	(105,482)
Changes in assets and liabilities, net of effects from acquisition of businesses	(7,003)	(72,244)	(124,787)	(176,352)
Write-off of debt issuance costs	1,914	–	1,914	–
Provision for doubtful accounts	15,602	11,534	40,352	33,424
Deferred tax provision	1,568	29,386	27,574	54,473
Net cash flows from operating activities	$93,503	$38,714	$175,344	$133,198

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

Three Months Ended September 30, 2005 vs. 2004

Consolidated

Total net sales for the three months ended September 30, 2005 rose to $1,455.0 million from $1,053.9 million in the comparable prior year period. Diluted earnings per share for the three months ended September 30, 2005 were $0.54 versus $0.52 in the same prior year period. Net income for the three months ended September 30, 2005 was $58.5 million versus $55.9 million earned in the comparable 2004 period. EBITDA totaled $162.1 million for the three months ended September 30, 2005 as compared with $120.5 million for the same period of 2004.

The three months ended September 30, 2005 included the following charges:

(i)       Operating income included a restructuring charge of approximately $8.9 million pretax ($5.6 million aftertax, or $0.05 per diluted share) in connection with the Company’s previously disclosed consolidation efforts associated with the NeighborCare integration plan and other productivity initiatives. See further discussion of the restructuring charge at the “Restructuring Program” section of this MD&A.

(ii)      Interest expense included a charge of approximately $7.5 million pretax ($4.7 million aftertax, or $0.04 per diluted share) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the new term A loan and revolving credit facility, and debt costs related to the 364-day credit facility entered into this quarter. See further discussion of the associated financing transactions at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.

The three months ended September 30, 2004 included a charge totaling $5.2 million pretax ($3.2 million aftertax or $0.03 per diluted share) in connection with certain state Medicaid audits related to prior periods, lowering gross profit by approximately $2.7 million and increasing operating expenses by approximately $2.5 million.

Pharmacy Services Segment

Omnicare’s Pharmacy Services Segment recorded sales of $1,410.7 million for the three months ended September 30, 2005, exceeding the 2004 amount of $1,021.0 million by $389.7 million, or 38.2%. At September 30, 2005, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,441,000 beds as compared with approximately 1,071,000 beds served at September 30, 2004. Contributing in large measure to the increase in sales and in beds served was the completion of several acquisitions, particularly, the acquisitions of NeighborCare, excelleRx and RxCrossroads as discussed below. Additionally, Pharmacy Services sales increased due to higher acuity in certain areas, and the continued implementation and expansion of the Company’s clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by the increased use of generic drugs and the continued impact of intensified competitive pricing pressures, Medicaid reimbursement reductions, including overall reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services Segment.

Operating income of the Pharmacy Services Segment was $153.8 million in the third quarter of 2005, a $38.9 million improvement as compared with the $114.9 million earned in the comparable period of 2004. The increased operating income was primarily the result of increased sales, particularly from the acquisitions of NeighborCare, excelleRx and RxCrossroads, and productivity enhancement initiatives, as well as the overall synergies from the integration of prior period acquisitions. In addition, the three months ended September 30, 2004 included the previously discussed charge of $5.2 million pretax in connection with certain state Medicaid audits related to prior periods. These positive factors were partially offset by the previously mentioned intensified competitive pricing and Medicaid reimbursement pressures, as well as, the previously mentioned restructuring charge of which approximately $4.4 million was included in the Pharmacy Services Segment. In addition, operating margins were unfavorably impacted by the addition of the large base of lower-margin NeighborCare business, which has not been fully integrated at this time. Although operating margins were initially unfavorably impacted by the addition of lower-margin institutional pharmacy acquisitions, the integration efforts have historically resulted in drug purchasing improvements, the consolidation of redundant pharmacy locations and other economies of scale, which served to leverage the Company’s operating cost structure and have historically resulted in improved operating margins in the long-term as cost synergies were realized.

On July 28, 2005, Omnicare closed its $34.75 per share cash tender offer (the “Offer”) for all of the issued and outstanding shares of the common stock (the “Shares”) of NeighborCare. Approximately 42,897,600 Shares were tendered in the Offer, representing approximately 97.2% of the then-outstanding Shares. On July 28, 2005, Omnicare accepted for payment all Shares validly tendered and not properly withdrawn. In the Offer, after giving effect to the settlement of Shares tendered that were subject to guaranteed delivery, the Company acquired the aggregate of 42,011,760 Shares, representing approximately 95.2% of the outstanding Shares. All Shares not tendered in the Offer were converted into the right to receive the same consideration per Share paid in the Offer.

The acquisition of NeighborCare was accounted for as a purchase business combination and included cash consideration and transaction costs of approximately $1.9 billion. The cash consideration included the payoff of certain NeighborCare debt totaling approximately $328 million, of which $78 million was retired by Omnicare immediately following the acquisition. In addition, on August 27, 2005 the Company closed its tender offer for cash to purchase all of the $250 million outstanding principal amount of NeighborCare’s 6.875% senior subordinated notes due 2013 (the “NeighborCare Notes”). All of the NeighborCare Notes were validly tendered in the offer. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of NeighborCare Notes validly tendered was $1,096.85.

At the time of the acquisition, NeighborCare was an institutional pharmacy provider serving long term care and skilled nursing facilities, specialty hospitals and assisted and independent living communities comprising approximately 295,000 beds in 34 states and the District of Columbia. NeighborCare also provided infusion therapy services, home medical equipment, respiratory therapy services, community-based retail pharmacies and group purchasing.

On August 12, 2005, Omnicare completed the acquisition of excelleRx. The acquisition included cash consideration at closing of approximately $269 million. At the time of the acquisition, excelleRx provided pharmaceutical products and care services to approximately 400 hospice programs with approximately 48,000 patients in 46 states.

On August 15, 2005, Omnicare completed the acquisition of RxCrossroads. The acquisition included cash consideration at closing of approximately $235 million. At the time of the acquisition, RxCrossroads provided specialty distribution, product support and mail order pharmacy services for pharmaceutical manufacturers and biotechnology companies, generally for high-cost drugs used in the treatment of chronic disease states.

The Company financed the acquisitions of NeighborCare, excelleRx and RxCrossroads with proceeds from a new $3.4 billion credit agreement as further discussed at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A. The Company has engaged an independent valuation firm to assist with the purchase price allocation for these acquisitions, including the identification of goodwill and other identifiable intangible assets. Omnicare expects to achieve certain economies of scale and operational efficiencies from these acquisitions. The net assets and operating results of these acquisitions have been included from their respective dates of acquisition in the Company’s financial statements.

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

In 1999 and 2000, Congress sought to restore some of the reductions in reimbursement resulting from PPS. Omnicare believes this legislation improved the financial condition of SNFs and provided incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill. While certain of the payment increases mandated by these laws expired October 1, 2002, one provision gave SNFs a temporary rate increase for certain high-acuity patients, including medically-complex patients with generally higher pharmacy costs, beginning April 1, 2000 and ending when the Centers for Medicare & Medicaid Services, (“CMS”) implements a refined resource utilization group (“RUG”) patient classification system that better accounts for medically-complex patients. For several years, CMS did not implement such refinements, thus continuing the additional rate increases for certain high-acuity patients through federal fiscal year 2005. On July 28, 2005, CMS issued, and on August 4, 2005 published in the Federal Register, its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payment add-ons. However, CMS estimates that the rule will have no net financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments will be more than offset by a $510 million increase in the nursing case-mix weight for all of the RUG categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements will be effective on January 1, 2006, and the market basket increase became effective October 1, 2005. While the fiscal year 2006 SNF PPS rates will not decrease payments to skilled nursing facilities, the loss of revenues associated with future changes in skilled nursing facility payment rates could, in the future, have an adverse effect on the financial condition of Omnicare’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“MMA”), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Until the Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs through a new prescription drug discount card program, which began in September 2004, and which gives enrollees access to negotiated discounted prices for prescription drugs.

Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which will provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans will include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally will have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents the Company serves, whose drug costs are currently covered by state Medicaid programs.

CMS will provide premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Therefore, such dual eligibles will not be required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy. Dual eligible residents of nursing homes will be entitled to have their entire prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS has reviewed the formularies of Part D Plans and has indicated that it will require their formularies to include the types of drugs most commonly needed by Medicare beneficiaries. CMS also will ensure that plans’ formulary exceptions criteria provide for coverage of drugs determined by the plan to be medically necessary for the enrollee.

Pursuant to the Part D final rule, Omnicare will obtain reimbursement for drugs the Company provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between Omnicare and that Part D Plan. Omnicare has negotiated such agreements with many Part D Plan sponsors, including national, regional and local plans, under which the Company will provide drugs and associated services to their enrollees. Omnicare continues to negotiate agreements with other Part D plans. Until all such agreements are finalized and Medicare beneficiaries enroll in the plans, Omnicare will not be able to determine the impact of the new Part D drug benefit on the Company’s results of operations or financial condition. The MMA will not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered in a Part A stay. Omnicare will continue to receive reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements the Company has negotiated with each SNF.

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents, and the agency will continue to issue guidance as the new program is implemented. Omnicare is continuing to monitor implementation of the new Part D benefit, and cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business or results of operations.

The MMA also reforms the Medicare Part B prescription drug payment methodology. With certain exceptions, in 2004 most Part B drugs were reimbursed at 85 percent of the April 1, 2003 average wholesale price. In 2005, Medicare Part B payment generally equals 106 percent of the lesser of (i) the wholesale acquisition cost of the product, or (ii) the average sales price, or ASP, of the product, with certain exceptions and adjustments. More significant reforms are planned for 2006, when most drugs will be reimbursed under either an ASP methodology or under a “competitive acquisition program.” The Company’s revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. The impact that the MMA’s legislative reforms or future Medicare reform legislation ultimately will have on Omnicare is uncertain at this time.

Discounted average wholesale price, (“AWP”), plus a dispensing fee is the basis for many state Medicaid programs’ reimbursement of drugs to pharmacy providers for Medicaid beneficiaries generally as well as under certain private reimbursement programs. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, it could adversely affect the Company’s level of reimbursement.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to Medicaid nursing facilities, effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Moreover, no assurances can be given that additional Medicaid programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. Omnicare’s operations have not been adversely affected in states with managed care programs in effect.

In addition, some states continue to face budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs. Likewise, the federal government may consider changes to Medicaid designed to rein in program spending. A Medicaid Commission has been established to advise the Secretary of HHS on, among other things, ways to achieve $10 billion in Medicaid savings over five years. In addition, Congress is considering various proposals to reduce Medicaid spending. There can be no assurance that future changes in Medicaid payments to pharmacies, nursing facilities or managed care systems will not have an adverse impact on the Company’s business. While Omnicare has endeavored to adjust to these pricing pressures to date, these pressures are likely to continue or escalate, particularly if economic recovery does not emerge, and there can be no assurance that such occurrence will not have an adverse impact on the Company’s business.

Further, in order to rein in healthcare costs, Omnicare anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care and other healthcare issues, Omnicare cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on the Company. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the implementation of the Medicare drug benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on Omnicare of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicaid and/or Medicare payment rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect the Company.

CRO Services Segment

Omnicare’s CRO Services Segment recorded revenues of $44.3 million for the three months ended September 30, 2005, which were $11.3 million, or 34.2%, higher than the $33.0 million recorded in the same prior year period. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company included $6.5 million and $4.5 million of reimbursable out-of-pockets in its CRO Services Segment reported revenue and direct cost amounts for the quarters ended September 30, 2005 and 2004, respectively. Revenues for the three months ended September 30, 2005 were higher than in the same prior year period due primarily to the impact of the December 2004 Clinimetrics acquisition and the aforementioned increase in reimbursable out-of-pockets of $2.0 million under EITF No. 01-14.

Operating income in the CRO Services Segment was $0.03 million in the third quarter of 2005 compared with $3.2 million in the same 2004 period. The decrease is attributable to the previously mentioned restructuring charge, of which approximately $3.7 million was included in the CRO Services Segment. Backlog at September 30, 2005 was $258.3 million, representing an increase of $76.1 million from the September 30, 2004 backlog of $182.2 million largely due to the Clinimetrics acquisition, and an $18.6 million decline from the December 31, 2004 backlog of $276.9 million.

Consolidated

The Company’s consolidated gross profit of $361.1 million increased $102.5 million during the third quarter of 2005 from the same prior-year period amount of $258.6 million. Gross profit as a percentage of total net sales of 24.8% in the three months ended September 30, 2005, was higher than the 24.5% experienced during the same period of 2004. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company’s formulary compliance program, the increased use of generic drugs, the impact of productivity enhancements, and the addition of the higher-margin RxCrossroads and excelleRx businesses. In addition, the three months ended September 30, 2004 included the previously discussed charge in connection with certain state Medicaid audits related to prior periods, which lowered gross profit by approximately $2.7 million. These favorable year-over-year factors were partially offset by the addition of the large base of lower-margin NeighborCare business, the previously mentioned intensified competitive pricing and reimbursement pressures, as well as further market penetration of newer branded drugs targeted at the diseases of the elderly, which typically produce higher gross profit but lower gross profit margins.

Omnicare’s selling, general and administrative (“operating”) expenses for the quarter ended September 30, 2005 of $213.0 million were higher than the comparable year amount of $152.2 million by $60.8 million, due primarily to the completion of several acquisitions, including NeighborCare, excelleRx and RxCrossroads. Operating expenses as a percentage of total net sales amounted to 14.6% in the third quarter of 2005, representing an increase from the 14.4% experienced in the comparable prior-year period. This increase as a percentage of total net sales is due primarily to a $4.3 million increase in amortization expense and the impact of the 2005 acquisitions, including the addition of the NeighborCare business, which had a higher operating cost structure at the time of the acquisition and has not been fully integrated at this time. As the NeighborCare integration plan is completed and expected cost synergies are realized, operating expenses as a percentage of net sales should be reduced. Partially offsetting the increased operating expenses were the favorable impact of leveraging of fixed and variable overhead costs over a larger sales base in 2005 than that which existed in 2004 and the

Company’s continued productivity enhancements. In addition, the third quarter of 2004 included the previously discussed charge in connection with certain state Medicaid audits related to prior periods, which increased operating expenses by approximately $2.5 million.

Investment income for the three months ended September 30, 2005 of $1.2 million was higher than the $0.7 million earned in the comparable prior year quarter, largely attributable to higher interest rates and average invested plan asset balances versus the prior year.

Interest expense for the three months ended September 30, 2005 of $46.9 million was higher than the $17.6 million in the comparable prior-year period due to increased borrowings under the new Credit Agreement and increased interest rates for variable rate loans. In addition, interest expense for the three months ended September 30, 2005 included a charge of approximately $7.5 million pretax related to the debt extinguishment and new debt issuance costs in connection with the new Credit Agreement.

The effective income tax rate was 37.4% in the third quarter of 2005, marginally lower than the comparable prior year period rate of 37.5%. The effective tax rates in 2005 and 2004 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various nondeductible expenses.

Nine Months Ended September 30, 2005 vs. 2004

Consolidated

Total net sales for the nine months ended September 30, 2005 rose to $3,674.5 million from $3,046.8 million in the comparable prior year period. Diluted earnings per share for the nine months ended September 30, 2005 were $1.67 versus $1.65 in the same prior year period. Net income for the nine months ended September 30, 2005 was $178.2 million versus $179.8 million earned in the comparable 2004 period. EBITDA totaled $420.6 million for the nine months ended September 30, 2005 as compared with $376.4 million for the same period of 2004.

The nine months ended September 30, 2005 included the following charges:

(i)       Operating income included a restructuring charge of approximately $8.9 million pretax ($5.6 million aftertax, or $0.05 per diluted share) in connection with the Company’s previously disclosed consolidation efforts associated with the NeighborCare integration plan and other productivity initiatives. See further discussion of the restructuring charge at the “Restructuring Program” section of this MD&A.

(ii)      Interest expense included a charge of approximately $7.5 million pretax ($4.7 million aftertax, or $0.04 per diluted share) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the new term A loan and revolving credit facility, and debt costs related to the 364-day credit facility entered into this quarter. See further discussion of the associated financing transactions at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.

(iii)    Operating expenses included a charge of $1.2 million pretax in connection with the issuance of the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”). See further discussion of this transaction, as well as the impact of EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”) on Omnicare’s first nine months ended September 30, 2005 and 2004 earnings, at the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” and “Diluted Earnings Per Share” sections, respectively, of this MD&A.

(iv)     Operating expenses included a charge of $1.1 million pretax for acquisition-related expenses pertaining to a proposed transaction that was not consummated.

The nine months ended September 30, 2004 included a charge totaling $5.2 million pretax ($3.2 million aftertax or $0.03 per diluted share) in connection with certain state Medicaid audits related to prior periods, lowering gross profit by approximately $2.7 million and increasing operating expenses by approximately $2.5 million.

Pharmacy Services Segment

Omnicare’s Pharmacy Services Segment recorded sales of $3,534.0 million for the nine months ended September 30, 2005, exceeding the 2004 amount of $2,946.3 million by $587.7 million, or 19.9%. At September 30, 2005, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,441,000 beds as compared with approximately 1,071,000 beds served at September 30, 2004. Contributing in large measure to the increase in sales and in beds served was the completion of several acquisitions, particularly the acquisitions of NeighborCare, excelleRx and RxCrossroads as previously discussed. Additionally, Pharmacy Services sales increased due to improved year-over-year occupancy and acuity in certain areas, and the continued implementation and expansion of the Company’s clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by the increased use of generic drugs and the continued impact of intensified competitive pricing pressures, Medicaid reimbursement reductions, including overall reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services Segment.

Operating income of the Pharmacy Services Segment was $405.4 million for the nine months ended September 30, 2005, a $46.5 million improvement as compared with the $358.9 million earned in the same period of 2004. The increased operating income was primarily the result of increased sales and productivity enhancement initiatives, as well as the overall synergies from the integration of prior period acquisitions. In addition, the nine months ended September 30, 2004 included the previously discussed charge of $5.2 million pretax in connection with certain state Medicaid audits related to prior periods. These positive factors were partially offset by the previously mentioned intensified competitive pricing and Medicaid reimbursement pressures, as well as, the previously mentioned restructuring charge of which approximately $4.4 million was included in the Pharmacy Services Segment. In addition, operating margins were unfavorably impacted by the addition of the large base of lower-margin NeighborCare business, which has not been fully integrated at this time. Although operating margins were initially unfavorably impacted by the addition of lower-margin institutional pharmacy acquisitions, the integration efforts have historically resulted in drug purchasing improvements, the consolidation of redundant pharmacy locations and other economies of scale, which served to leverage the Company’s operating cost structure and have historically resulted in improved operating margins in the long-term as cost synergies were realized.

CRO Services Segment

Omnicare’s CRO Services Segment recorded revenues of $140.6 million for the nine months ended September 30, 2005, which were $40.0 million, or 39.8%, higher than the $100.6 million recorded in the same prior year period. In accordance with EITF No. 01-14, the Company included $22.3 million and $13.6 million of reimbursable out-of-pockets in its CRO Services Segment reported revenue and direct cost amounts for the nine months ended September 30, 2005 and 2004, respectively. Revenues for the nine months ended September 30, 2005 were higher than in the same prior year period due primarily to the impact of the December 2004 Clinimetrics acquisition and the aforementioned increase in reimbursable out-of-pockets of $8.7 million under EITF No. 01-14.

Operating income in the CRO Services Segment was $6.3 million in the first nine months of 2005 compared with $9.6 million in the same 2004 period. Operating income in the nine months ended September 30, 2005 was impacted by the previously mentioned restructuring charge of which approximately $3.7 million was included in the CRO Services Segment. Operating income versus the comparable prior-year period was also unfavorably affected, especially in the first three months of the year, by the impact of the Clinimetrics acquisition, largely as a result of the early completion of a large data management project, the results of which were accepted by the Food and Drug Administration more rapidly than anticipated. This resulted in lower revenues to coincide with the existent operating cost structure, which has since been modified.

Consolidated

The Company’s consolidated gross profit of $905.2 million increased $136.3 million during the first nine months of 2005 from the same prior-year period amount of $768.9 million. Gross profit as a percentage of total net sales of 24.6% in the nine months ended September 30, 2005, was lower than the 25.2% experienced during the same period of 2004. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company’s formulary compliance program, the increased use of generic drugs and the impact of productivity enhancements, and the addition of the higher-margin RxCrossroads and excelleRx businesses. In addition, the nine months ended September 30, 2004 included the previously discussed charge in connection with certain state Medicaid audits related to prior periods, which lowered gross profit by approximately $2.7 million. These favorable year-over-year factors were more than offset by the addition of the large base of lower-margin NeighborCare business, the previously mentioned intensified competitive pricing and reimbursement pressures, as well as the further market penetration of newer branded drugs targeted at the diseases of the elderly, which typically produce higher gross profit but lower gross profit margins.

Omnicare’s operating expenses for the nine months ended September 30, 2005 of $527.7 million were higher than the comparable year amount of $434.2 million by $93.5 million, due primarily to the completion of several acquisitions, including NeighborCare, excelleRx and RxCrossroads. Operating expenses as a percentage of total net sales amounted to 14.4% for the first nine months of 2005, slightly higher than the comparable prior-year period of 14.3%. Operating expenses in the first nine months of 2005 were unfavorably impacted by a $7.5 million increase in amortization expense, the 2005 acquisitions, the aforementioned $1.2 million special charge for professional fees and expenses related to the first quarter 2005 trust PIERS exchange offering, the aforementioned $1.1 million special charge for acquisition-related expenses, and the addition of the NeighborCare business, which had a higher operating cost structure at the time of the acquisition and has not been fully integrated at this time. As the NeighborCare integration plan is completed and expected cost synergies are realized, operating expenses as a percentage of net sales should be reduced. Partially offsetting these factors were the favorable impact of the leveraging of fixed and variable overhead costs over a larger sales base in 2005 than that which existed in 2004 and the Company’s continued productivity enhancements. In addition, the nine months ended September 30, 2004 included the previously discussed charge in connection with certain state Medicaid audits related to prior periods, which increased operating expenses by approximately $2.5 million.

Investment income for the nine months ended September 30, 2005 of $3.5 million was higher than the $2.2 million earned in the comparable prior year period, largely attributable to higher interest rates and average invested plan asset balances versus the prior year.

Interest expense for the nine months ended September 30, 2005 of $87.2 million was higher than the $51.5 million in the comparable prior-year period due to increased borrowings under the new Credit Agreement and increased interest rates for variable rate loans. In addition, interest expense for the nine months ended September 30, 2005 included a charge of approximately $7.5 million pretax related to the debt extinguishment and new debt issuance costs in connection with the new Credit Agreement.

The effective income tax rate was 37.4% in the year-to-date 2005 period, marginally higher than the comparable prior year period rate of 37.0%. The effective tax rates in 2005 and 2004 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various nondeductible expenses.

Restructuring Program

In connection with the previously disclosed second phase of its productivity and consolidation initiative (the “Phase II Program”), the Company had liabilities of $3.3 million at December 31, 2004, of which $2.9 million was utilized in the nine months ended September 30, 2005. The remaining liabilities of $0.4 million at September 30, 2005 represent amounts not yet paid relating to actions taken and will be adjusted as these matters are settled.

In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline operations, maximize workforce and operating asset utilization, and produce a more cost-efficient, operating infrastructure. These consolidation and productivity initiatives are primarily related to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation exist. While the majority of consolidations will result in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies have also been identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives are expected to result in the closure of 17 facilities, of which 15 are pharmacy operations. It will also lead to a net reduction in force of approximately 730 positions. Of this reduction in force, approximately 93% are in pharmacy operations and the remaining reductions are at the corporate headquarters or the Company’s contract research operations.

In connection with this program, these particular consolidation and productivity initiatives are expected to be completed within 12 months, and are expected to generate approximately $40 million in pretax savings. Given the timing of the initiatives, the Company expects the bulk of these savings to occur beginning in 2006. These initiatives are currently estimated to require a total restructuring charge of approximately $20 million before taxes, which relates solely to the costs associated with the consolidation of Omnicare pharmacies into NeighborCare pharmacies and the other productivity initiatives described above. Approximately $18 million of this pretax restructuring charge will occur in the quarters ending September 30, 2005 (approximately $8.9 million pretax) and December 31, 2005 (approximately $9 million pretax). The remaining charges of approximately $2 million are expected to occur in the first and second quarters of 2006.

In connection with this program, the Company expensed approximately $8.9 million ($5.6 million aftertax, or $0.05 per diluted share) for restructuring charges, during the quarter ended September 30, 2005. The restructuring charges primarily include severance pay, the buy-out of employment agreements, and lease terminations. Details of the pretax restructuring charges and associated utilization relating to this productivity and consolidation program follow (in thousands):

	2005 Provision	Utilized during 2005	Balance at September 30, 2005
Restructuring charges:
Employee severance	$5,426	$(554)	$4,872
Employment agreement buy-outs	493	(44)	449
Lease terminations	3,031	(249)	2,782
Total restructuring charges	$8,950	$(847)	$8,103

As of September 30, 2005, the Company had incurred approximately $0.6 million of severance and other employee-related costs relating to the reduction of approximately 210 employees. The remaining liabilities at September 30, 2005 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments), and will be adjusted as these matters are settled.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2005 were $211.1 million compared with $84.4 million at December 31, 2004 (including restricted cash amounts of $7.0 million and $0.3 million, respectively).

The Company generated positive net cash flows from operating activities of $175.3 million during the nine months ended September 30, 2005, compared with net cash flows from operating activities of $133.2 million during the nine months ended September 30, 2004. Largely contributing to net cash flows from operating activities during the nine months ended September 30, 2005 was operating results during the period. Year-over-year cash flow was unfavorably impacted by $39.7 million owing to the continuation of the broad-based delay in receipts from the Illinois Department of Public Aid. Net cash flow from operating activities included a year-over-year favorable impact of a one-time deposit of $44.0 million made during the first quarter of 2004, due to a change in payment terms under the Company’s new contract with its drug wholesaler. In addition, the 2004 period was unfavorably impacted by a statewide administrative backup in the transfer of Medi-Cal provider numbers affecting California-based pharmacies acquired in certain acquisitions that created a temporary delay in cash receipts of approximately $37 million through September 30, 2004. Operating cash flows, as well as borrowings under the new Credit Agreement, were used primarily for acquisition-related payments, debt repayment, capital expenditures and dividends.

Net cash used in investing activities was $2,586.9 million and $258.5 million for the nine months ended September 30, 2005 and 2004, respectively. Acquisitions of businesses required cash payments of $2,566.3 million (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in 2005, which were largely funded by borrowings under the new Credit Agreement, as discussed below. Acquisitions of businesses during the first nine months of 2004 required $239.9 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2004 acquisitions) which were primarily funded by borrowings under the Company’s old credit facility, existing cash balances and operating cash flows. Omnicare’s capital requirements are primarily comprised of its acquisition program, and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash provided by financing activities was $2,532.6 million for the nine months ended September 30, 2005 as compared to $43.1 million for the comparable prior year period. Borrowings during the nine months ended September 30, 2005 were primarily related to the Company entering into the new $3.4 billion Credit Agreement as further discussed below. Proceeds from the new Credit Agreement were primarily used for the acquisitions of NeighborCare, excelleRx and RxCrossroads and the refinancing of the old term A loan and revolving credit facility. Additional borrowings of long-term debt totaled approximately $42 million during the nine month period ended September 30, 2005 and were largely used for payments relating to the acquisition of businesses.

On August 4, 2005, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for

2005. Aggregate dividends of $7.1 million and $7.0 million were paid during the nine month periods ended September 30, 2005 and 2004, respectively.

The Company entered into a new $3.4 billion Credit Agreement during the quarter consisting of a $1.9 billion 364-day loan facility, maturing between July 27, 2006 and August 17, 2006 (the “364-Day Loans”), an $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and a $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. As a result, the weighted average interest rate on the 364-Day Loans was 4.55% at September 30, 2005. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s capitalization ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The interest rate on the Revolving Loans and Term Loans was 4.49% at September 30, 2005. The Credit Agreement requires the Company to meet certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

The Company primarily used the net proceeds from the Credit Agreement to repay amounts outstanding under the Company’s old term A loan of $123.1 million and old revolving credit facility of $181 million, and for the acquisitions of NeighborCare, excelleRx and RxCrossroads. At September 30, 2005, there was $1.9 billion outstanding under the 364-Day Loans, $180 million outstanding under the Revolving Loans and $700 million outstanding under the Term Loan.

In connection with the completion of the new Credit Agreement, the Company has deferred debt issuance costs of $11.7 million, which consisted of $2.7 million deferred from the old term A loan and the old revolving credit facility and $9.0 million of new debt issuance costs. Interest expense included a charge of approximately $7.5 million pretax in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the new term A loan and revolving credit facility, and debt costs related to the new 364-day loan facility. The Company amortized approximately $0.4 million of the $11.7 million in deferred debt issuance costs during the three and nine months ended September 30, 2005.

The Company believes that net cash flows from operating activities, the new Credit Agreement and any other short- and long-term debt financings will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Omnicare is currently evaluating its capital requirements and is considering longer-term financing alternatives. The Company may, in the future, refinance its indebtedness, issue additional indebtedness, and/or issue additional equity as considered appropriate. The Company believes that, if needed, these additional sources of financing are readily available.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations at September 30, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$3,798,256	$1,901,264	$3,915	$923,077	$970,000
Capital lease obligations	16,652	4,125	11,829	698	–
Operating lease obligations	168,378	37,991	57,001	36,011	37,375
Purchase obligations(b)	61,731	53,731	8,000	–	–
Other current obligations(c)	407,489	407,489	–	–	–
Other long-term obligations(d)	172,602	–	71,444	1,656	99,502
Total contractual cash obligations	$4,625,108	$2,404,600	$152,189	$961,442	$1,106,877

(a)	The above debt obligation amounts represent the principal portion of the associated debt obligations.
(b)	Purchase obligations primarily consist of open inventory purchase orders, as well as obligations for other goods and services, at period end.
(c)	Other current obligations primarily consist of accounts payable at period end.
(d)	Other long-term obligations is largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities and the obligation associated with the interest rate swap agreement.

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

Original 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of original 4.00% junior subordinated convertible debentures (“Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at September 30, 2005, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at September 30, 2005.

Series B 4.00% Junior Subordinated Convertible Debentures

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of newly issued New Trust PIERS of the New Trust, plus an exchange fee of $0.125 per $50 stated liquidation amount of the Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (“New 4.00% Debentures”) issued by Omnicare, Inc. with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust. Subsequent to the completion of the exchange offering and at September 30, 2005, the Company has $333,766,950 of New 4.00% Debentures outstanding.

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

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.1 million and $0.3 million was amortized in each of the three and nine month periods ended September 30, 2005 and 2004, respectively. As previously disclosed, the nine months ended September 30, 2005 included a special charge to operating expenses totaling $1.2 million pretax in connection with the issuance of the New Trust PIERS.

Off-Balance Sheet Arrangements:

At September 30, 2005, the Company had two unconsolidated entities, the Old Trust and the New Trust, which were established for the purpose of facilitating the offerings of the Old Trust PIERS and the New Trust PIERS, respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of Omnicare. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item on Omnicare’s consolidated balance sheet, and the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees and the Old 4.00% Debentures and New 4.00% Debentures are included in Omnicare’s notes to consolidated financial statements. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

At September 30, 2005, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable”; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by the days in the quarter to derive the DSO amount. Omnicare’s DSO of 72 days at September 30, 2005 increased from 71 days at December 31, 2004, largely attributable to an incremental slowdown in Medicaid reimbursement from the state of Illinois. The allowance for doubtful accounts as of September 30, 2005 was $160.3 million compared with $123.3 million at December 31, 2004. The increase was primarily due to acquisition related growth, particularly NeighborCare, completed during the nine months ended September 30, 2005. These allowances represent 11.3% and 12.8% of gross receivables (net of contractual allowances) as of September 30, 2005 and December 31, 2004, respectively. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results. A one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of September 30, 2005 would result in an increase to the allowance for doubtful accounts and bad debt expense of approximately $14.2 million.

The following table is an aging of the Company’s September 30, 2005 and December 31, 2004 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2005
	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B and Third Party payors	$437,299	$40,056	$477,355
Facility payors	530,200	160,745	690,945
Private Pay payors	158,834	69,029	227,863
CRO	20,157	216	20,373
Total gross accounts receivable (net of contractual allowance adjustments)	$1,146,490	$270,046	$1,416,536

	December 31, 2004
	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicaid, Medicare Part B and Third Party payors	$303,638	$29,871	$333,509
Facility payors	355,593	97,449	453,042
Private Pay payors	120,579	40,783	161,362
CRO	13,085	995	14,080
Total gross accounts receivable (net of contractual allowance adjustments)	$792,895	$169,098	$961,993

DILUTED EARNINGS PER SHARE

In October 2004, the FASB ratified EITF Issue No. 04-8, which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price trigger has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. Diluted earnings per common share amounts have been retroactively restated for 2004 to give effect to the application of EITF No. 04-8 as it relates to the Old 4.00% Debentures issued in the second quarter of 2003. The effect of Omnicare’s fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.02 and $0.07 for the three and nine months ended September 30, 2004. For purposes of the “if-converted” calculation, 8,451,000 shares were assumed to be converted for both the three and nine months ended September 30, 2004. Additionally, interest expense, net of taxes, of $2.3 million and $6.8 million for the three and nine months ended September 30, 2004, was added back to net income for purposes of calculating diluted earnings per share using this method. The effect of EITF No. 04-8 on the Company’s 2005 earnings results was to decrease diluted earnings per share by $0.02 for the nine months ended September 30, 2005. The impact had no effect on diluted earnings per share for the three months ended September 30, 2005. See further discussion of the trust PIERS exchange offering in the “Debt” note at Part I, Item 1 of this Filing.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”). This Statement requires the Company to record compensation costs relating to equity-based payments, in its financial statements, over the requisite service period (usually the vesting period). This Statement is effective for the Company in the period beginning January 1, 2006. The Company currently intends to elect the “modified prospective application” method of implementing SFAS 123R. This method requires that SFAS 123R be applied to all new awards whose service inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased, or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which the requisite service has not been rendered (i.e., nonvested portion) and are outstanding as of

January 1, 2006 to be recognized as the requisite service is rendered on or after January 1, 2006. Omnicare is currently evaluating the impact of the adoption of SFAS 123R to the Company, but has not yet quantified the effect of this new standard on its financial results for 2006 and future years.

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

Forward-looking statements in this report include, but are not limited to, the following: expectations concerning the Company’s financial performance, results of operations, sales, earnings or business outlook; expectations regarding acquisitions; the impact of the NeighborCare acquisition on Omnicare's earnings and the ability to implement Omnicare's consolidation efforts and other productivity initiatives and to realize anticipated benefits; trends in the long-term healthcare and contract research industries generally; expectations concerning the Company’s ability to leverage its core business; anticipated growth in alternative institutional markets such as correctional facilities, hospice care, mental health and personal care or supportive living facilities; expectations concerning continued relative stability in the operating environment in the long-term care industry; anticipated demographic trends in the healthcare industry; the impact of drug price inflation; changes in government and other reimbursement formulas to take into account drug price inflation or deflation; the ability to allocate resources in order to enhance gross profit margins; the ability to continue the Company’s value creation strategy through expanding its core pharmaceutical business and leveraging that business through the development and expansion of clinical information services; the Company’s ability to continue to leverage fixed and variable overhead costs through internal and acquired growth; other factors affecting the Company’s strategy for future growth; the effectiveness of the Company’s unit-of-use controls and computerized documentation system; the effectiveness of the Company’s health and outcomes management programs; the ability to leverage the Company’s CRO business and its core pharmacy business as anticipated; expectations concerning product and market development efforts; trends concerning the commencement, continuation or cancellation of CRO projects and backlog; the effectiveness of recent cost reduction efforts in the CRO; volatility in the CRO business; anticipated business performance of the CRO in 2005; expectations in the CRO business resulting from streamlining and globalization efforts, the Company’s unique capabilities in the geriatric market and strength of presence in the drug development marketplace; trends in healthcare funding issues, including, but not limited to, state Medicaid budgets, enrollee eligibility, escalating drug prices due to higher utilization among seniors and the aging of the population; expectations concerning increasing Medicare admissions and improving occupancy rates; the introduction of more expensive medications, and increasing use of generic medications; the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs; the cost-effectiveness of pharmaceuticals in treating chronic illnesses for the elderly; the effectiveness of the Company’s formulary compliance program; the effectiveness of the Company’s pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the adequacy and availability of the Company’s sources of liquidity and capital; payments of future quarterly dividends; the adequacy of the Company’s net cash flows from operating activities, credit facilities and other long- and short-term debt financings to satisfy the Company’s future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future; the ability, if necessary, to refinance indebtedness or issue additional indebtedness or equity; interest rate risk on the Company’s outstanding debt; valuations of derivative instruments embedded in the Old Trust PIERS and New Trust PIERS instruments; the adequacy of the Company’s allowance for doubtful accounts; expectations concerning inventory write-offs; the adequacy of insurance expense estimates and methodology; the adequacy of the provisions for current or deferred taxes; the impact of reduced government reimbursement rates to the Company’s SNF clients which could adversely affect the timing or level of SNF payments to the Company; the impact of the MMA, including the Medicare Part D prescription drug benefit, effective January 1, 2006, as implemented pursuant to CMS regulations and subregulatory guidance; the impact of continued pressure on federal and state Medicaid budgets and budget shortfalls which have led to decreasing reimbursement rates and other cost control measures in certain states; the Company’s ability to respond to such federal and state budget shortfalls and corresponding reductions in Medicaid reimbursement rates; the effect of any changes and considerations in long-term healthcare funding policies for Medicare and Medicaid programs; expected demand for long-term care; the pace and quality of new drug development targeted at diseases of the elderly; the impact of newer drugs that, although more expensive, are more efficient at treating illness and thereby reduce overall healthcare costs; trends and expectations concerning long-term growth prospects for the geriatric care industry and the containment of healthcare costs for the elderly; expectations concerning the growth in the elderly population; anticipated changes in healthcare delivery systems and payment methodologies in order to fund growing demand; the ability of the Company to utilize its expertise in geriatric pharmaceutical care and pharmaceutical cost management and its database on drug utilization and outcomes in the elderly to meet the anticipated challenges of the healthcare environment; the effectiveness of the Company’s growth strategy in allowing the Company to maximize cash flow, maintain a strong financial position, enhance the efficiency of its operations and continue to develop the Company’s franchise in the geriatric pharmaceutical market; the ability of expansion in the Company’s core business to provide the Company greater ability to leverage its clinical services and information business, thereby enhancing cost advantages in the institutional pharmacy market; the belief that new drug discovery will remain an important priority for pharmaceutical manufacturers; and expectations concerning opportunities for future growth and the continued need for pharmaceutical manufacturers to utilize contract research businesses in optimizing research and development efforts.

These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; expectations concerning the development and performance of the Company’s informatics business; the effectiveness of the Company’s formulary compliance program; trends in drug pricing, including the impact and pace of pharmaceutical price increases; delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets or for other reasons; the overall financial condition of the Company’s customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the Company’s pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated revenues, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company’s revenues, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining and globalization efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company’s implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; the impact of the MMA, including the Medicare Part D prescription drug benefit effective January 1, 2006, as implemented pursuant to CMS regulations and subregulatory guidance; legislation and regulations affecting payment and reimbursement rates for SNFs; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company’s ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to the Company’s CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans; events or circumstances which result in an impairment of assets, including but not limited to, goodwill; market conditions which adversely affect the valuation of the Old Trust PIERS and the New Trust PIERS; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and other risks and uncertainties described in the Company’s reports and filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at September 30, 2005 include $700 million outstanding under the variable-rate term A loan, $1,943.1 million borrowed on variable-rate short-term debt facilities, and $180.0 million on a variable-rate revolving credit facility at a cumulative weighted-average interest rate of 4.52% at September 30, 2005 (a 100 basis-point change in the interest rates for variable-rate debt in the aggregate would increase or decrease pretax interest expense by approximately $28.2 million per year); $375.0 million outstanding under its fixed-rate 8.125% senior subordinated notes, due 2011 (“8.125% Senior Notes”); $250.0 million outstanding under its fixed-rate 6.125% senior subordinated notes, due 2013 (“6.125% Senior Notes”); and $345.0 million outstanding under its fixed-rate 4.00% junior subordinated convertible debentures underlying the Old Trust PIERS and the New Trust PIERS, due 2033. In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company will receive a fixed rate of 6.125% and pay a floating rate based on LIBOR with a maturity of six months plus a spread of 2.27%. The estimated LIBOR-based floating rate for the Swap Agreement was 6.58% at September 30, 2005 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $18.4 million at September 30, 2005 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes. At September 30, 2005, the fair value of Omnicare’s variable-rate long-term debt facilities approximates the carrying value, and the fair value of the 8.125% Senior Notes, 6.125% Senior Notes, Old 4.00% Debentures and New 4.00% Debentures is approximately $391.9 million, $245.0 million, $16.6 million and $485.4 million, respectively.

Embedded in the Old Trust PIERS and the New Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at

September 30, 2005, the values of both derivatives embedded in the Old Trust PIERS and New Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations.

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

(b) On July 28, 2005, Omnicare completed its acquisition of NeighborCare, Inc., upon which NeighborCare became a subsidiary of Omnicare, Inc. The Company considers the acquisition of NeighborCare material to the results of its operations, financial position and cash flows from the date of acquisition through September 30, 2005 and considers the internal controls and procedures of NeighborCare to be reasonably likely to materially affect the Company's internal control over financial reporting. Other than as set forth in the preceding sentence, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, Omnicare is continuing to analyze, and expects to make changes in, the controls and procedures in place with respect to all its recent acquisitions. In this process of evaluation and testing, the Company may identify deficiencies that would require remediation.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended September 30, 2005 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2005	–	$–	–	–
August 1-31, 2005	4	47.90	–	–
September 1-30, 2005	–	–	–	–
Total	4	$47.90	–	–

(a)    During the third quarter of 2005, the Company purchased 4 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6. EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date: November 8, 2005	By:	/s/ David W. Froesel, Jr.
David W. Froesel, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(2.1)	Agreement and Plan of Merger by and among Omnicare, Inc., Nectarine Acquisition Corp. and NeighborCare, Inc. dated as of July 6, 2005	Form 8-K July 7, 2005
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

Form 8-K August 3, 2005
(10.31)	Employment Agreement with Glen C. Laschober dated as of August 5, 2005*	Form 8-K August 11, 2005
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

* Indicates management contract or compensatory arrangement.

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.