Form 10-Q/A
period 2005-09-30
OMNICARE INC
filed 2005-11-23
CIK 353230

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Amendment No. 1

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

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

INDEX

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to Omnicare, Inc.’s (the "Company") quarterly report on Form 10-Q for the quarterly period ended September 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on November 8, 2005 (“Original Filing”), is being filed to correct the unaudited pro forma combined financial information presented at Note 4, “Acquisitions,” in Part I., Item I., of the Original Filing. The revisions to the unaudited pro forma combined financial information are related to corrections resulting from the use of incorrect financial information relating to the NeighborCare, Inc. acquisition. No other amounts in the Original Filing were adjusted, including the historical results of operations, financial position or cash flows of the Company as originally reported.

Other than the revisions described above, the information contained in this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the November 8, 2005 filing date. Accordingly, this Amendment should be read in connection with our subsequent filings with the SEC.

In connection with the filing of this Amendment, and pursuant to the rules of the SEC, there is included with this Amendment a currently dated signature page and currently dated certifications, included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Unaudited pro forma combined results of operations of the Company and NeighborCare for the three and nine months ended September 30, 2005 and 2004 are presented below. Such pro forma presentation has been prepared assuming that the NeighborCare acquisition had been made as of January 1, 2004. The unaudited pro forma presentation excludes the impact of excelleRx and RxCrossroads, due to the lack of significance on the pro forma combined results.

The revisions to the unaudited pro forma combined financial information are related to corrections resulting from the use of incorrect financial information relating to the NeighborCare, Inc. acquisition.

The unaudited pro forma combined financial information follows (in thousands, except per share data):

As Revised:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Pro forma net sales	$1,574,615	$1,431,382	$4,602,169	$4,151,998
Pro forma net income from continuing operations	$52,566	$49,641	$159,672	$154,433
Pro forma earnings per share:
Basic	$0.51	$0.48	$1.56	$1.49
Diluted	$0.49	$0.46	$1.50	$1.42

As Originally Reported:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Pro forma net sales	$1,431,382	$4,956,378	$4,138,986
Pro forma net income from continuing operations	$62,011	$211,343	$185,753
Pro forma earnings per share:
Basic	$0.60	$2.06	$1.79
Diluted	$0.57	$1.98	$1.70

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total
Balance as of December 31, 2004	$1,920,612	$82,611	$2,003,223
Goodwill acquired in the nine months ended September 30, 2005	1,970,635	–	1,970,635
Other	5,419	(970)	4,449
Balance as of September 30, 2005	$3,896,666	$81,641	$3,978,307

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

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Income

(In thousands)	Three months ended September 30,
2005:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Total net sales	$–	$1,383,638	$71,339	$–	$1,454,977
Total direct costs	–	1,041,326	52,578	–	1,093,904
Gross profit	–	342,312	18,761	–	361,073
Selling, general and administrative expenses	422	202,721	9,827	–	212,970
Restructuring and other related charges	775	7,603	572	–	8,950
Operating income (loss)	(1,197)	131,988	8,362	–	139,153
Investment income	295	917	–	–	1,212
Interest expense	(45,497)	(892)	(468)	–	(46,857)
Income (loss) before income taxes	(46,399)	132,013	7,894	–	93,508
Income tax (benefit) expense	(17,372)	49,425	2,956	–	35,009
Equity in net income of subsidiaries	87,526	–	–	(87,526)	–
Net income (loss)	$58,499	$82,588	$4,938	$(87,526)	$58,499

2004:

Total net sales	$–	$1,022,683	$31,250	$–	$1,053,933
Total direct costs	–	770,278	25,085	–	795,363
Gross profit	–	252,405	6,165	–	258,570
Selling, general and administrative expenses	408	147,077	4,764	–	152,249
Operating income (loss)	(408)	105,328	1,401	–	106,321
Investment income	123	568	–	–	691
Interest expense	(17,255)	(219)	(108)	–	(17,582)
Income (loss) before income taxes	(17,540)	105,677	1,293	–	89,430
Income tax (benefit) expense	(6,578)	39,637	485	–	33,544
Equity in net income of subsidiaries	66,848	–	–	(66,848)	–
Net income (loss)	$55,886	$66,040	$808	$(66,848)	$55,886

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Income - Continued

(In thousands)	Nine months ended September 30,
2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Total net sales	$–	$3,513,681	$160,839	$–	$3,674,520
Total direct costs	–	2,651,815	117,464	–	2,769,279
Gross profit	–	861,866	43,375	–	905,241
Selling, general and administrative expenses	2,638	502,890	22,196	–	527,724
Restructuring and other related charges	775	7,603	572	–	8,950
Operating income (loss)	(3,413)	351,373	20,607	–	368,567
Investment income	867	2,589	–	–	3,456
Interest expense	(84,672)	(1,250)	(1,293)	–	(87,215)
Income (loss) before income taxes	(87,218)	352,712	19,314	–	284,808
Income tax (benefit) expense	(32,646)	132,001	7,227	–	106,582
Equity in net income of subsidiaries	232,798	–	–	(232,798)	–
Net income (loss)	$178,226	$220,711	$12,087	$(232,798)	$178,226

2004:

Total net sales	$–	$2,954,712	$92,097	$–	$3,046,809
Total direct costs	–	2,205,048	72,903	–	2,277,951
Gross profit	–	749,664	19,194	–	768,858
Selling, general and administrative expenses	923	418,247	15,068	–	434,238
Operating income (loss)	(923)	331,417	4,126	–	334,620
Investment income	472	1,745	13	–	2,230
Interest expense	(50,653)	(457)	(427)	–	(51,537)
Income (loss) before income taxes	(51,104)	332,705	3,712	–	285,313
Income tax (benefit) expense	(18,915)	123,021	1,376	–	105,482
Equity in net income of subsidiaries	212,020	–	–	(212,020)	–
Net income (loss)	$179,831	$209,684	$2,336	$(212,020)	$179,831

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(In thousands)
As of September 30, 2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$150,065	$30,090	$23,883	$–	$204,038
Restricted cash	–	7,049	–	–	7,049
Deposits with drug wholesalers	–	78,972	–	–	78,972
Accounts receivable, net (including intercompany)	52	1,276,714	43,635	(64,159)	1,256,242
Unbilled receivables	–	18,309	347	–	18,656
Inventories	–	420,637	13,171	–	433,808
Deferred income tax benefits (liabilities), net-current	(904)	117,124	436	–	116,656
Other current assets	616	189,050	4,130	–	193,796
Total current assets	149,829	2,137,945	85,602	(64,159)	2,309,217
Properties and equipment, net	–	242,207	16,474	–	258,681
Goodwill	–	3,882,421	95,886	–	3,978,307
Other noncurrent assets	34,183	442,131	355	–	476,669
Investment in subsidiaries	5,752,273	–	–	(5,752,273)	–
Total assets	$5,936,285	$6,704,704	$198,317	$(5,816,432)	$7,022,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$1,934,133	$632,949	$64,250	$(64,159)	$2,567,173
Long-term debt	880,000	12,681	46,838	–	939,519
8.125% senior subordinated notes, due 2011	375,000	–	–	–	375,000
6.125% senior subordinated notes, net, due 2013	231,554	–	–	–	231,554
4.00% junior subordinated convertible debentures, due 2033	345,000	–	–	–	345,000
Deferred income tax liabilities (benefits), net-noncurrent	1,967	233,961	5,913	–	241,841
Other noncurrent liabilities	18,446	153,482	674	–	172,602
Stockholders’ equity	2,150,185	5,671,631	80,642	(5,752,273)	2,150,185
Total liabilities and stockholders’ equity	$5,936,285	$6,704,704	$198,317	$(5,816,432)	$7,022,874

As of December 31, 2004:

ASSETS
Cash and cash equivalents	$46,569	$32,453	$5,147	$–	$84,169
Restricted cash	–	262	–	–	262
Deposit with drug wholesaler	–	44,000	–	–	44,000
Accounts receivable, net (including intercompany)	41,448	781,553	17,454	(1,750)	838,705
Unbilled receivables	–	13,538	469	–	14,007
Inventories	–	326,091	5,276	–	331,367
Deferred income tax benefits (liabilities), net-current	(6)	94,074	499	–	94,567
Other current assets	572	141,153	977	–	142,702
Total current assets	88,583	1,433,124	29,822	(1,750)	1,549,779
Properties and equipment, net	–	134,601	7,820	–	142,421
Goodwill	–	1,948,633	54,590	–	2,003,223
Other noncurrent assets	125,636	77,911	211	–	203,758
Investment in subsidiaries	2,985,941	–	–	(2,985,941)	–
Total assets	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$24,757	$417,721	$26,754	$(1,750)	$467,482
Long-term debt	280,769	790	–	–	281,559
8.125% senior subordinated notes, due 2011	375,000	–	–	–	375,000
6.125% senior subordinated notes, net, due 2013	232,508	–	–	–	232,508
4.00% junior subordinated convertible debentures, due 2033	345,000	–	–	–	345,000
Deferred income tax liabilities (benefits), net-noncurrent	(2,204)	145,484	(5,687)	–	137,593
Other noncurrent liabilities	17,222	114,940	769	–	132,931
Stockholders’ equity	1,927,108	2,915,334	70,607	(2,985,941)	1,927,108
Total liabilities and stockholders’ equity	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(In thousands)	Nine months ended September 30,
2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$–	$39,556	$796	$40,352
Other	1,319	151,325	(17,652)	134,992
Net cash flows from operating activities	1,319	190,881	(16,856)	175,344

Cash flows from investing activities:
Acquisition of businesses, net of cash received	–	(2,562,605)	(3,730)	(2,566,335)
Capital expenditures	–	(13,838)	(834)	(14,672)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	–	(5,898)	–	(5,898)
Other	–	39	–	39
Net cash flows from investing activities	–	(2,582,302)	(4,564)	(2,586,866)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,543,000	–	–	3,543,000
Payments on line of credit facilities and term A loan	(1,068,385)	–	–	(1,068,385)
Proceeds from long-term borrowings and obligations	153	–	41,393	41,546
Payments on long-term borrowings and obligations	(612)	–	–	(612)
Fees paid for financing arrangements	(14,179)	–	–	(14,179)
Change in cash overdraft balance	(7,131)	15,185	–	8,054
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	30,339	–	–	30,339
Dividends paid	(7,135)	–	–	(7,135)
Other	(2,373,873)	2,373,873	–	–
Net cash flows from financing activities	102,177	2,389,058	41,393	2,532,628

Effect of exchange rate changes on cash	–	–	(1,237)	(1,237)

Net increase (decrease) in cash and cash equivalents	103,496	(2,363)	18,736	119,869
Cash and cash equivalents at beginning of period	46,569	32,453	5,147	84,169
Cash and cash equivalents at end of period	$150,065	$30,090	$23,883	$204,038

11.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(In thousands)	Nine months ended September 30,
2004:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$–	$32,701	$723	$33,424
Other	(25,118)	119,734	5,158	99,774
Net cash flows from operating activities	(25,118)	152,435	5,881	133,198

Cash flows from investing activities:
Acquisition of businesses	–	(238,710)	(1,230)	(239,940)
Capital expenditures	–	(13,244)	(342)	(13,586)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	–	(5,063)	–	(5,063)
Other	–	41	–	41
Net cash flows from investing activities	–	(256,976)	(1,572)	(258,548)

Cash flows from financing activities:
Borrowings on line of credit facility	407,000	–	–	407,000
Payments on line of credit facility and term A loan	(361,360)	–	–	(361,360)
Payments on long-term borrowings and obligations	(378)	–	–	(378)
Change in cash overdraft balance	(3,433)	437	–	(2,996)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	7,871	–	–	7,871
Dividends paid	(7,030)	–	–	(7,030)
Other	(95,330)	95,330	–	–
Net cash flows from financing activities	(52,660)	95,767	–	43,107

Effect of exchange rate changes on cash	–	–	(2,048)	(2,048)

Net (decrease) increase in cash and cash equivalents	(77,778)	(8,774)	2,261	(84,291)
Cash and cash equivalents at beginning of period - unrestricted	134,513	48,940	3,960	187,413
Cash and cash equivalents at end of period - unrestricted	$56,735	$40,166	$6,221	$103,122

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

ITEM 4. CONTROLS AND PROCEDURES

(a) On November 22, 2005, the management of Omnicare, Inc. concluded that the Company’s interim financial statements for the period ended September 30, 2005 should be revised to correct the unaudited pro forma combined financial information in Note 4, “Acquisitions,” that was included in the Company’s Form 10-Q for such period. As the revision only related to the disclosure of pro forma footnote information, no financial statement line items in the consolidated statements of income, balance sheets, and statements of cash flows were impacted. As the revision relates to supplemental information included in a footnote to the unaudited financial statements, management does not believe this matter is indicative of a material weakness in the Company’s internal control over financial reporting. Controls over the preparation and review of this footnote were enhanced prior to the date of the filing of this Form 10-Q/A.

Based on a recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, solely as a result of the revisions described in the previous paragraph, the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed or submitted under the Securities Exchange Act of 1934, and as of the date hereof, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed or submitted under the Securities Exchange Act of 1934. Omnicare is an acquisitive company that continuously acquires and integrates new businesses. Throughout and following an acquisition, Omnicare focuses on analyzing the acquiree’s procedures and controls to determine their effectiveness and, where appropriate, implements changes to conform them to the Company’s disclosure controls and procedures.

(b) On July 28, 2005, Omnicare completed its acquisition of NeighborCare, Inc., upon which NeighborCare became a subsidiary of Omnicare, Inc. The Company considers the acquisition of NeighborCare material to the results of its operations, financial position and cash flows from the date of acquisition through September 30, 2005 and considers the internal controls and procedures of NeighborCare to be reasonably likely to materially affect the Company’s internal control over financial reporting. Other than as set forth in the preceding sentence, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, Omnicare is continuing to analyze, and expects to make changes in, the controls and procedures in place with respect to all its recent acquisitions. In this process of evaluation and testing, the Company may identify deficiencies that would require remediation.

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

Omnicare, Inc.
Registrant

Date: November 23, 2005	By:	/s/ David W. Froesel, Jr.
David W. Froesel, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(2.1)	Agreement and Plan of Merger by and among Omnicare, Inc., Nectarine Acquisition Corp. and NeighborCare, Inc. dated as of July 6, 2005	Form 8-K July 7, 2005
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