Form 10-K
period 2005-12-31
OMNICARE INC
filed 2006-03-16
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File No. 1-8269

OMNICARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	31-1001351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

OMNICARE, INC.
1600 RIVERCENTER II
100 EAST RIVERCENTER BOULEVARD
COVINGTON, KENTUCKY 41011
(Address of Principal Executive Offices)
859-392-3300
(Registrant’s Telephone Number, Including Area Code)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2005) ($42.43 per share): $4,324,659,548.

As of January 31, 2006, the registrant had 120,781,198 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be held Tuesday, May 16, 2006, are incorporated by reference into Part III of this report. Definitive copies of its 2006 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2005 FORM 10-K ANNUAL REPORT

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I

ITEM 1 – BUSINESS

Background

Omnicare, Inc. (“Omnicare” or the “Company”) was formed in 1981. Today, Omnicare is a leading geriatric pharmaceutical services company. We are the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Our clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,452,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and in Canada at December 31, 2005. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. In addition, Omnicare provides pharmaceutical distribution and patient assistance services for specialty pharmaceuticals. Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

We operate in two business segments. The Company’s primary line of business, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to SNFs, assisted living facilities, retirement centers, independent living communities, hospitals, hospice and other providers of healthcare services. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in these facilities. We also provide consultant pharmacist services, including evaluating monthly patient drug therapy, monitoring the drug distribution system within the nursing facility, assisting in compliance with state and federal regulations and providing proprietary clinical and health management programs. In addition, our Pharmacy Services segment provides ancillary services, such as administering medications and nutrition intravenously (infusion therapy services), and furnishing respiratory therapy services, medical supplies and equipment, clinical care planning and financial software information systems, pharmaceutical informatics services, mail order pharmacy and other pharmacy distribution and patient assistance services for specialty pharmaceuticals. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs. Since 1989, we have been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. Additional information regarding acquisitions is presented at the “Acquisitions” note of the Notes to our 2005 Consolidated Financial Statements, included at Item 8 of this Filing. The Pharmacy Services segment has no operating locations outside of the U.S. and Canada. The Pharmacy Services segment comprised approximately 97%, 97% and 96% of the Company’s total net sales during the years ended December 31, 2005, 2004 and 2003, respectively.

Our other business segment is contract research organization services (“CRO Services”). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. Our CRO Services segment provides support for the design of regulatory strategy and clinical development of pharmaceuticals by offering comprehensive and fully integrated clinical, quality assurance, data management, medical writing and regulatory support for our client’s drug development programs. As of December 31, 2005, our CRO Services segment operated in 30 countries around the world. The CRO Services segment comprised approximately 3%, 3% and 4% of the Company’s total net sales during the years ended December 31, 2005, 2004 and 2003, respectively.

Financial information regarding our business segments is presented at the “Segment Information” note of the Notes to our 2005 Consolidated Financial Statements, included at Item 8 of this Filing.

Pharmacy Services

We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to long-term care facilities for administration to individual residents by the facilities' nursing staff. We typically service long-term care facilities within a 150-mile radius of our pharmacy locations and maintain a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery and for consultation with the facility’s staff or attending physician.

Upon receipt of a prescription, the relevant resident information is entered into our computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions, duplicative therapy or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed and generic drugs are substituted in accordance with applicable state and federal laws as requested by the physician or resident. Subject to physician approval and oversight, and in accordance with our pharmaceutical care guidelines, we also provide for patient-specific therapeutic interchange of more efficacious and/or safer drugs for those presently being prescribed. See “The Omnicare Geriatric Pharmaceutical Care Guidelines®” below for further discussion.

We utilize a unit-of-use drug distribution system. This means that our prescriptions are packaged for dispensing in individual doses. This differs from prescriptions filled by retail pharmacies, which typically are dispensed in vials or other bulk packaging requiring measurement of each dose by or for the patient. Our delivery system is intended to improve control over pharmaceutical distribution and patient compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

In conjunction with our drug distribution system, our computerized record keeping/documentation system is designed to result in greater efficiency in nursing time, improved control and reduced waste in client facilities, and lower error rates in both dispensing and administration. We also furnish intravenous administration of medication and nutrition therapy and respiratory therapy services, medical supplies and equipment and clinical care planning and software support systems. We believe we distinguish ourselves from many of our competitors by also providing proprietary clinical programs. For example, we have developed a ranking of drugs based on their relative clinical effectiveness for the elderly and by cost to the payor. We use these rankings, which we call the Omnicare Geriatric Pharmaceutical Care Guidelines®, or Omnicare Guidelines, to more effectively manage patient care and costs. In addition, we provide health and outcomes management programs for the large base of elderly residents of the long-term facilities we serve.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act (“OBRA”) implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy, as well as overall drug usage. We provide consultant pharmacist services, which help clients comply with the federal and state regulations applicable to nursing homes. The services offered by our consultant pharmacists include:

•

monthly drug regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the resident’s current medication usage, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies, dosing adjustments or discontinuing unnecessary drugs;

•	participation on the pharmacy and therapeutics, quality assurance and other committees of client facilities, as well as periodic involvement in staff meetings;
•	monitoring and monthly reporting on overall drug usage;
•	development and maintenance of pharmaceutical policy and procedures manuals; and
•	assistance to the nursing facility in complying with state and federal regulations as they pertain to drug use.

We have also developed a proprietary software system for use by our consultant pharmacists. The system, called OSC2OR® (Omnicare System of Clinical and Cost Outcomes Retrieval), enables our pharmacists not only to perform their functions more efficiently, but also provides the platform for consistent data retrieval for health and outcomes management.

Additionally, we offer specialized consulting services, which help long-term care facilities enhance care and reduce and contain costs, as well as to comply with state and federal regulations. Under these consulting services, we offer:

•	data required for OBRA and other regulatory purposes, including reports on usage of chemical restraints known as psychotropic drugs, antibiotic usage (infection control) and other drug usage;
•

plan of care programs, which assess each patient’s state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs;

•	counseling related to appropriate drug usage and implementation of drug protocols;

•

on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; and

•	nurse consultant services and consulting for dietary and medical records.

The Omnicare Geriatric Pharmaceutical Care Guidelines®

In June 1994, to enhance the pharmaceutical care management services that we offer, Omnicare introduced to our client facilities and their attending physicians the Omnicare Geriatric Pharmaceutical Care Guidelines® (“Omnicare Guidelines®”). We believe the Omnicare Guidelines® is the first drug formulary ranking drugs by disease state according to their clinical effectiveness independent of their cost, specifically designed for the elderly residing in long-term care institutions and the community. The Omnicare Guidelines® ranks drugs used for specific diseases as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly. The Omnicare Guidelines® takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population residing in facilities and for those living independently. The clinical evaluations and rankings are developed exclusively for us by the University of the Sciences in Philadelphia (formerly the Philadelphia College of Pharmacy), an academic institution recognized for its expertise in geriatric long-term care. The Omnicare Guidelines® is extensively reviewed and updated at least annually by the University of Sciences in Philadelphia, taking into account, among other factors, the latest advances as documented in the medical literature. In addition, the Omnicare Guidelines® provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

As the Omnicare Guidelines® focuses on health benefits, rather than solely on cost, we believe that use of the Omnicare Guidelines® assists physicians in making the best clinical choices of drug therapy for the patient in a manner that is cost efficient for the payor of the pharmacy bill. Accordingly, we believe that the development of and compliance with the Omnicare Guidelines® is important in lowering costs for SNFs operating under the federal government’s Prospective Payment System (“PPS”), Prescription Drug Plans under Medicare Part D (see further discussion in this Filing, including the “Government Regulations” caption below), and state Medicaid programs, managed care and other payors, including residents or their families.

Health and Outcomes Management

We have expanded upon the data in the Omnicare Guidelines® to develop health and outcomes management programs targeted at major categories of disease commonly found in the elderly, such as congestive heart failure, stroke prevention, Alzheimer’s disease, fracture prevention and pain management. These programs seek to identify patients who may be candidates for more clinically efficacious drug therapy and to work with physicians to optimize pharmaceutical care for these geriatric patients. We believe these programs can enhance the quality of care of elderly patients while reducing costs to the healthcare system, which arise from the adverse outcomes of sub-optimal or inappropriate drug therapy.

Outcomes-Based Algorithm Technology

Combining data provided by our proprietary systems, the Omnicare Guidelines® and health management programs, our pharmacists seek to determine the best clinical and most cost-effective drug therapies and make recommendations for the most appropriate pharmaceutical treatment. Since late 1997, we have augmented their efforts with the development of proprietary, computerized, database-driven technology that electronically screens and identifies patients at risk for particular diseases and assists in determining treatment protocols. This system combines pharmaceutical, clinical and care planning data and screens the data utilizing algorithms derived from medical best practice standards, allowing our pharmacists to make recommendations to improve the effectiveness of drug therapy in seniors, including identifying potentially underdiagnosed and undertreated conditions.

Pharmaceutical Case Management

Combining our clinical resources, including the Omnicare Guidelines®, health and outcomes management programs and our comprehensive database of medical and pharmacy data, we are providing pharmaceutical case management services to community dwelling retirees, employees and dependents who receive drug benefits under employer-sponsored healthcare programs. Because seniors living independently are often under the care of multiple practitioners with no coordination of prescribing, this population is highly susceptible to drug-related problems. Omnicare Senior Health Outcomes addresses this need through programs designed to reduce unnecessary and inappropriate drug use, to add necessary drug therapy according to current practice standards for certain at-risk groups and to make therapeutic interventions in accordance with the Omnicare Guidelines® and health management programs. These services are provided on behalf of large corporate employers sponsoring healthcare benefits, including prescription drug benefits, that seek to protect the safety and quality of healthcare for their retirees, employees and dependents while containing or reducing their costs.

Ancillary Services

We provide the following ancillary products and services:

Infusion Therapy Products and Services. With cost containment pressures in healthcare, SNFs and nursing facilities (“NFs”) are increasingly called upon to treat patients requiring a high degree of medical care and who would otherwise be treated in the more costly hospital environment. We provide intravenous, or infusion, therapy products and services for these client facilities as well as hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product.

We prepare the product to be administered using proper equipment in an aseptic environment and then deliver the product to the nursing home for administration by the nursing staff. Proper administration of intravenous (“IV”) drug therapy requires a highly trained nursing staff. Upon request, our consultant pharmacists and nurse consultants provide an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV therapy program.

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

Other Services. We provide clinical care plan and financial software systems for long-term care facilities, as well as operational software systems for long-term care pharmacies. We provide comprehensive pharmaceutical care services for hospice patients. We also offer respiratory therapy products, durable medical equipment and specialty pharmacy services along with pharmacy benefit management, mail order pharmacy services, and distribution and patient assistance services for specialty pharmaceuticals. We also have a pharmaceutical informatics service to capitalize on our unique geriatric pharmaceutical database, by providing a unique offering of Omnicare’s broad-based long-term care data to augment the pharmaceutical industry’s ability to monitor performance in the long-term care channel. We continue to review the expansion of these as well as other products and services that may further enhance the Company’s ability or that of its clients to provide quality healthcare services for their patients in a cost-effective manner.

Contract Research Organization

Our CRO Services segment provides comprehensive product development and research services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering comprehensive and fully integrated project management, clinical monitoring, quality assurance, data management, statistical analysis medical writing and regulatory support for our clients’ drug development programs. As of December 31, 2005, the CRO Services segment operated in 30 countries, including the U.S.

We believe that our involvement in the CRO business is a logical adjunct to our core institutional pharmacy business and serves to leverage our assets and strengths, including our access to a large geriatric population and our ability to appropriately collect data for health and outcomes management. We believe such assets and strengths can be of value in developing new drugs targeted at diseases of the elderly and in meeting the Food and Drug Administration’s geriatric dosing and labeling requirements for all prescription drugs provided to the elderly, as well as in documenting health outcomes to payors and plan sponsors in a managed care environment. In December 2004, we expanded our CRO business through the acquisition of Clinimetrics Research Associates, Inc. (“Clinimetrics”). We believe this acquisition enhances our position in capitalizing on the rapidly growing trend in biotechnology research.

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

Materials/Supply

We purchase pharmaceuticals primarily through a wholesale distributor with whom we have a prime vendor contract and, secondarily, through an alternate national wholesale distributor, at prices based primarily upon contracts negotiated by us directly with pharmaceutical manufacturers. We also are a member of industry buying groups, which contract with manufacturers for discounted prices. We have numerous sources of supply available to us and have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.

Patents, Trademarks, and Licenses

Our business operations are not dependent upon any material patents, trademarks or licenses (see further discussion of licenses in the “Government Regulation” caption below).

Seasonality

Our business operations are not significantly impacted by seasonality.

Inventories

We seek to maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to our customers. Our primary wholesale distributors also maintain local warehousing in most major geographic markets in which we operate.

Competition

The long-term care pharmacy business is highly regional or local in nature and, within a given geographic area of operations, highly competitive. We are the nation’s largest provider of pharmaceuticals and related pharmacy services to long-term care institutions such as SNFs, NFs, assisted living facilities (“ALFs”), retirement centers and other institutional healthcare facilities. In the geographic regions we serve, we compete with local, regional and other national institutional pharmacies, pharmacies owned by long-term care facilities and numerous retail pharmacies. We compete in these markets on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, pharmaceutical technology and professional support we offer.

Our CRO Services business competes against other full-service CROs and client internal resources. The CRO industry is highly fragmented with a number of full-service CROs and many small, limited-service providers, some of which serve only local markets. Clients choose a CRO based on, among other reasons, reputation, references from existing clients, the client’s relationship with the CRO, the CRO’s experience with the particular type of project and/or therapeutic area of clinical development, the CRO’s ability to add value to the client’s development plan, the CRO’s financial stability and the CRO’s ability to provide the full range of services on a global basis as required by the client. We believe that we compete favorably in these respects.

Backlog

Backlog is not a relevant factor in our Pharmacy Services segment since this segment’s products and services are sold promptly on an as-ordered basis.

Our CRO Services segment reports backlog based on anticipated net revenue for services or projects, yet to be provided, that have been authorized by the customer through signed contracts, letter agreements and certain verbal commitments. Once work begins on a project, net revenue is recognized as the work is completed. Using this method of reporting backlog, at December 31, 2005, backlog was approximately $268.9 million, as compared with approximately $276.9 million at December 31, 2004. Backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be delayed or terminated by the customer, or indirectly delayed by regulatory authorities. Moreover, the scope of work can be increased or decreased during the course of a project.

Customers

At December 31, 2005, our Pharmacy Services segment served long-term care facilities comprising approximately 1,452,000 beds in 47 states in the U.S., the District of Columbia and in Canada.

Our CRO Services segment operates in 30 countries, including the U.S., and serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies, as well as smaller companies in the pharmaceutical, biotechnology and medical device industries.

No single customer comprised more than 10% of consolidated revenues in 2005, 2004 or 2003.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At December 31, 2005, we had pharmacy licenses, or pending applications, for each pharmacy we operate. In addition, many states regulate out-of-state pharmacies as a condition to the delivery of prescription products to patients in their states. Our pharmacies hold the requisite licenses applicable in these states. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Client long-term care facilities are also separately required to be licensed in the states in which they operate and, if serving Medicaid or Medicare patients, must be certified to be in compliance with applicable program participation requirements. Client facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987 (“OBRA of 1987”), as amended, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other healthcare professionals who provide services on our behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

See “Risk Factors” at Item 1A. of this Filing for further discussion.

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain repackaging, labeling and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail outlets. A drug repackager must register with the Food and Drug Administration (“FDA”) as a manufacturing establishment, and is subject to FDA inspection for compliance with relevant good manufacturing practices (“GMP”). We hold all required registrations and licenses, and we believe our repackaging operations are in compliance with applicable federal and state GMP requirements. In addition, we believe we comply with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

State Laws Affecting Access to Services. Some states have enacted “freedom of choice” or “any willing provider” requirements as part of their state Medicaid programs or in separate legislation. These laws may preclude a nursing facility from requiring their patients to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Limitations such as these may increase the competition which we face in providing services to nursing facility residents.

Medicare and Medicaid. The long-term care pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent until recently, Medicare. As is the case for long-term care services generally, we have historically received reimbursement from the Medicaid and

Medicare programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers.

The table below represents our approximated payor mix for the last three years:

	2005	2004	2003

State Medicaid programs	46%	48%	47%
Private pay, third-party and facilities(a)	47%	45%	45%
Federal Medicare programs(b)	1%	2%	2%
Other private sources(c)	6%	5%	6%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies.
(c)	Includes our contract research organization.

For those patients who are not covered by government-sponsored programs or private insurance, we generally directly bill the patient or the patient’s responsible party on a monthly basis. Depending upon local market practices, we may alternatively bill private patients through the nursing facility. Pricing for private pay patients is based on prevailing regional market rates or “usual and customary” charges.

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind or disabled individuals or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid “state plan” to the Secretary of the Department of Health and Human Services (“HHS”) for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. We have provider agreements to participate in state Medicaid programs.

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for SNFs and NFs relating to drug regimen reviews for Medicaid patients in such facilities. Regulations clarify that, under federal law, a pharmacy is not required to meet the general requirements for drugs dispensed to NF residents if the NF complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the NF satisfies the drug regimen review requirement, and the states in which we operate currently do require our pharmacies to comply with these general standards. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. Among other things, regulations establish

“upper limits” on payment levels. Legislation passed by Congress in February 2006 changes the calculation of these so-called upper limits (see below). In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect our operations.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over, or who are disabled. The Medicare program currently consists of four parts: Medicare Part A, which covers, among other things, inpatient hospital, SNF, home healthcare and certain other types of healthcare services; Medicare Part B, which covers physicians’ services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; Medicare Part C, established by the Balanced Budget Act of 1997 (“BBA”), which generally allows beneficiaries to enroll in managed care programs beyond the traditional Medicare fee for service program and often includes expanded drug coverage; and Medicare Part D, established by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which provides a new prescription drug benefit effective January 1, 2006 (discussed below).

The Medicare program establishes requirements for participation of providers and suppliers. Pharmacies are not subject to such certification requirements. SNFs and suppliers of medical equipment and supplies, however, including our supplier operations, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity’s ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

Medicare and Medicaid providers and suppliers are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these government-sponsored programs. These audits and inquiries, as well as our own internal compliance program, from time-to-time have identified overpayments and other billing errors resulting in repayment or self-reporting. We believe that our billing practices materially comply with applicable state and federal requirements. However, the requirements may be interpreted in the future in a manner inconsistent with our interpretation and application.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding reductions, all of which may adversely affect our business. Payments for pharmaceutical supplies and services under the Medicare and Medicaid programs may not continue to be based on current methodologies or remain comparable to present levels. In this regard, we may be subject to payment reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment reductions and delays in payment to us.

In addition, if we or our client facilities fail to comply with applicable reimbursement regulations, even if inadvertently, our business could be adversely impacted. Additionally, changes in reimbursement programs or in regulations related thereto, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect our business.

Referral Restrictions. We have to comply with federal and state laws which govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal healthcare programs. We are also subject to the federal physician self-referral statute, which prohibits physicians from referring Medicare and Medicaid patients for certain “designated health services,” including outpatient prescription drugs, durable medical equipment, and enteral supplies and equipment to an entity if the referring physician (or a member of the physician’s immediate family) has a “financial relationship,” through ownership or compensation with the entity. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal healthcare programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from the federal programs and/or other state-funded programs.

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

Healthcare Reform and Federal Budget Legislation. In recent years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers. The BBA sought to achieve a balanced federal budget by, among other things, changing the reimbursement policies applicable to various healthcare providers. In an important change for the SNF industry, the BBA provided for the introduction in 1998 of the prospective payment system (“PPS”) for Medicare-eligible residents of SNFs. Prior to PPS, SNFs under Medicare received cost-based reimbursement. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS resulted in a significant reduction in reimbursement to SNFs. This caused a weakness in Medicare census leading to a significant reduction of overall occupancy in the SNFs the Company served. This decline in occupancy and acuity levels adversely impacted Omnicare’s results beginning in 1999, as the Company experienced lower utilization of Omnicare services, coupled with PPS-related pricing pressures from Omnicare’s SNF customers. The BBA also imposed numerous other cost-saving measures affecting Medicare SNF services.

In 1999 and 2000, Congress sought to restore some of the reductions in reimbursement resulting from PPS. We believe this legislation improved the financial condition of SNFs and provided incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill. While certain of the payment increases mandated by these laws expired October 1, 2002, one provision gave SNFs a temporary rate increase for certain high-acuity patients, including medically-complex patients with generally higher pharmacy costs, beginning April 1, 2000 and ending when the Centers for Medicare & Medicaid Services (“CMS”) implements a refined Resource Utilization Group (“RUG”) patient classification system that better accounts for medically-complex patients. For several years, CMS did not implement such refinements, thus continuing the additional rate increase for certain high-acuity patients through federal fiscal year 2005.

On July 28, 2005 CMS issued, and on August 4, 2005 published in the Federal Register, its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimates that the rule will have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments will be more than offset by a $510 million increase in the nursing case-mix weight for all of the RUG categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective January 1, 2006, and the market basket increase became effective October 1, 2005. While the fiscal year 2006 SNF PPS rates will not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payment rates could, in the future, have an adverse effect on the financial condition of our SNF clients which could, in turn, adversely affect the timing or level of their payments to us. In that regard, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). Congress may consider legislation in the future that would further restrict Medicare funding for SNFs.

The MMA includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D, which became effective on January 1, 2006. Until the Part D benefit became effective, Medicare beneficiaries could receive assistance with their outpatient prescription drug costs through a prescription drug discount card program, which began in June 2004 and has provided enrollees access to negotiated discounted prices for prescription drugs. The drug discount card program ends May 15, 2006.

Under the new Part D prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage for prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis (“PDPs”), and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (an “MA-PD”), most commonly a health maintenance organization plan. The deadline for Part D enrollment for 2006 is generally May 15, 2006, although the new benefits became available January 1, 2006 and nursing home residents can enroll at any time. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries.

Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including the nursing home residents we serve whose drug costs were previously covered by state Medicaid programs, now have their outpatient prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.) CMS is providing premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Therefore, such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who had not affirmatively enrolled in a Part D Plan as of December 31, 2005 were automatically enrolled into a PDP by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries residing in nursing homes may change Part D Plans at any time through the established Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS has reviewed the formularies of Part D Plans and has required their formularies to include the types of drugs most commonly needed by Medicare beneficiaries and an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the final Part D rule, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have negotiated such agreements with most Part D Plan sponsors under which we will provide drugs and associated services to their enrollees. We continue to negotiate agreements with Part D Plans. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until all such agreements are finalized and Medicare beneficiaries complete enrollment in the Plans, and until the administrative and payment issues have been resolved, we will not be able to determine the impact of the new Part D Drug Benefit on the Company’s results of operation or financial condition.

The MMA does not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered under a Medicare Part A stay. We will continue to receive reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements we have negotiated with each SNF.

Our contractual relationships with pharmaceutical manufacturers can include discounts, rebates/post-purchase discounts and other forms of price concessions on the products we purchase. On November 28, 2005, CMS posted to the “Questions and Answers” portion of its web site a statement to the effect that it has significant concerns about the continued payment of certain rebates by pharmaceutical manufacturers to long-term care pharmacies with respect to prescriptions dispensed under the new Medicare Part D prescription drug benefit, and that it is examining this issue closely. On February 13, 2006, CMS posted a further statement to the “Questions and Answers” portion of its web site indicating, among other things, that while certain rebates could create significant fraud and abuse concerns, such rebates are not prohibited. CMS has proposed in draft form a requirement for pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs, and that certain rebates provided to long-term care pharmacies would need to be netted out of the plans’ costs for purposes of certain Part D subsidy calculations. We cannot predict at this time the final form and effect of any new requirements with respect to rebates and other forms of price concessions we receive from manufacturers. We believe that our contracts with the pharmaceutical manufacturers are legally and economically valid arrangements that bring value to the healthcare system and the patients that we serve. However, there can be no assurance that, if these price concessions were no longer provided to us, there would not be a material adverse effect on our business, results of operations, financial position and cash flows.

CMS has issued other subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmacy services to long-term care residents, and the agency will continue to issue guidance as the program is implemented. We are continuing to monitor implementation of the new Part D benefit, and until such agency guidance is known and administrative and payment issues associated with the transition to this massive program have been resolved, we cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business or results of operations.

The MMA also reforms the Medicare Part B prescription drug payment methodology. With certain exceptions, in 2004 most Part B drugs were reimbursed at 85 percent of the April 1, 2003 average wholesale price. In 2005, Medicare Part B payment generally equaled 106 percent of the lesser of (i) the wholesale acquisition cost of the product, or (ii) the average sales price (“ASP”) of the product, with certain exceptions and adjustments. More significant reforms are planned beginning July 1, 2006, when most drugs will be reimbursed under either an ASP methodology or under a “competitive acquisition program.” The Company’s revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA’s legislative reforms or future Medicare reform legislation ultimately will have on us.

Discounted average wholesale price (“AWP”) plus a dispensing fee is the basis for many state Medicaid programs’ reimbursement of drugs to pharmacy providers for Medicaid beneficiaries generally as well as under Part D Plans and other private reimbursement programs. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, it could adversely affect the Company’s level of reimbursement.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to Medicaid nursing facilities (“NFs”) effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including NFs and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Moreover, no assurances can be given that additional Medicaid programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitated rates. Our operations generally have not been adversely affected in states with managed care programs in effect. In addition, some states, continue to face budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs.

Moreover, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others: strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities.

The law also changes the so-called Medicaid upper limit rules for prescription drugs. First, the law provides that a federal upper limit must now be calculated when there are two, rather than three, therapeutically equivalent products. Second, the law changes the upper limit that Medicaid will pay for multiple-source drugs from 150 percent of the lowest published price (usually the wholesale acquisition cost) for a drug to 250 percent of the lowest average manufacturer price (“AMP”). The AMP is calculated by manufacturers and periodically reported to CMS, and is generally defined as the average price paid to manufacturers by wholesalers (not taking into account prompt pay discounts) for drugs distributed to the retail pharmacy class of trade. The revised limit will become effective January 1, 2007. Like the current upper limit, it only applies to a drug’s ingredient costs and does not include dispensing fees, which will continue to be determined by the states. With the advent of Medicare Part D, our revenues from state Medicaid programs will be substantially lower than has been the case previously. However, some of our agreements with Part D Plans have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. There can be no assurance that these or future changes in Medicaid payments to pharmacies, NFs or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on our business.

Contract Research Organization Services. The clinical services performed by our CRO Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data produced as a result of these services.

The industry standard for conducting clinical testing is embodied in the good clinical practice (“GCP”) and Investigational New Drugs (“IND”) regulations administered by the FDA. Research conducted at institutions supported by funds from the National Institutes of Health (“NIH”) must also comply with multiple project assurance agreements and guidelines administered by the NIH and the HHS Office of Human Research Protection. The requirements for facilities engaging in pharmaceutical, clinical trial, supply preparation, labeling and distribution are set forth in the GMP regulations and in GCP guidelines. The U.S. and European Union (“EU”) also recognize the Guidelines for Good Clinical Practice adopted by the International Conference on Harmonisation (“ICH”). GCP, IND and GMP regulations, and ICH guidelines, have been mandated by the FDA and the European Medicines Evaluation Agency (the “EMEA”) and have been adopted by similar regulatory authorities in other countries. GCP, IND and GMP regulations, and ICH guidelines, stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standard operating procedures (“SOPs”) are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, our CRO Services has a worldwide staff of experienced quality assurance professionals who monitor ongoing compliance with these regulations and guidelines by auditing study data and conducting regular inspections of testing procedures and facilities. The FDA and other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with GCP and IND provisions. These provisions include:

•	complying with specific regulations governing the selection of qualified investigators;
•	obtaining specific written commitments from the investigators;
•	disclosure of financial conflicts of interest;
•	verifying that patient informed consent is obtained;
•	instructing investigators to maintain records and reports;
•	verifying drug or device accountability; and
•	permitting appropriate governmental authorities access to data and study sites for their review and inspection.

Records for clinical studies must be maintained for specific periods for inspection by the FDA, EU or other authorities during audits. Non-compliance with GCP or IND requirements can result in the disqualification of data collected during the clinical trial and may lead to debarment of an investigator or CRO if fraud is detected.

CRO Services’ SOPs related to clinical studies are written in accordance with regulations and guidelines appropriate to a global standard with regional variations in the regions where they will be used, thus helping to ensure compliance with GCP. CRO Services also generally complies with a reasonable interpretation of the ICH Guideline for GCP, EU GCP regulations and U.S. GCP regulations for North America. In addition, we believe that our CRO Services take into account the requirements of the federal Health Insurance Portability and Accountability Act of 1996

(“HIPAA”), which covers many clinical trial sites, and that our CRO Services employees have been trained to meet the standards of this legislation.

Although we believe that we are in compliance in all material respects with federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Health Information Privacy, Security and Transaction Practices. The Company, along with the healthcare industry in general, is impacted by federal legislation known as HIPAA. HIPAA mandates, among other things, that the Company comply with national standards for the exchange of health information in electronic form in an effort to enhance the efficiency and simplify the administration of the healthcare system with respect to certain common healthcare transactions (the “Transaction Standards”). HIPAA requires the Company to establish and enforce privacy policies and procedures relating to its uses and disclosures of health information and to provide certain rights to individuals as to their personal health information (the “Privacy Standards”). HIPAA also requires the Company to adopt security practices and procedures for the physical, electronic and administrative safeguarding of health information (the “Security Standards”). The Company, along with most other health care providers and third party payors, has been required to comply with the Transaction Standards and the Privacy Standards since 2003 and with the Security Standards since 2005. While HIPAA ultimately is designed, in part, to reduce administrative expenses within the healthcare system, the law has resulted in some costly changes for the industry. The Company believes it is compliant with the Transaction Standards as to HIPAA-regulated electronic transactions, and is not experiencing any HIPAA-related claims processing problems. The Company has policies and procedures in place to adhere to the relevant organizational structure provisions of the Privacy Standards in order that the Company’s business units and divisions may use and disclose health information as permitted within the organization. As required by the Privacy Standards and the Security Standards, Omnicare has appointed privacy and security officers. The Privacy Standards require healthcare providers like Omnicare, to provide a notice describing patient’s privacy rights and the Company’s privacy practices to all of the patients to whom we provide healthcare products or services and to provide patients certain rights as to their health information. Omnicare’s Employee Retirement Income Security Act health benefit plans are also subject to the applicable requirements of HIPAA in the course of plan operations. In January 2004, the federal government published a rule announcing the adoption of the National Provider Identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. Compliance with this new rule will be required as of May 23, 2007. In addition to HIPAA, the Company works to ensure that it adheres to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA.

The scope of the Company’s operations involving health information is broad and the nature of those operations is complex. Although we believe the Company’s contract arrangements with healthcare payors and providers and our business practices are materially in compliance with applicable federal and state electronic transmission, privacy and security of health information laws, the requirements of these laws, including HIPAA, are complicated and are subject to interpretation. In addition, state regulation of matters also covered by HIPAA, especially the

Privacy Standards, is increasing, and determining which state laws are preempted by HIPAA is a matter of interpretation. Failure to comply with HIPAA or similar state laws could subject the Company to loss of customers, denial of the right to conduct business, civil damages, fines, criminal penalties and other enforcement actions.

Compliance Program. The Office of Inspector General (“OIG”) has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. In addition, the Company and its operating units are subject in the ordinary course of business to audit, compliance, administrative and investigatory reviews by federal and state authorities covering various aspects of its business. In 1998, Omnicare voluntarily adopted a compliance program to assist us in complying with applicable government regulations, and the Company continues to maintain and support its compliance program.

Environmental Matters

In operating our facilities, historically we have not encountered any major difficulties in effecting compliance with applicable pollution control laws. No material capital expenditures for environmental control facilities are expected. While we cannot predict the effect which any future legislation, regulations or interpretations may have upon our operations, we do not anticipate any changes regarding pollution control laws that would have a material adverse impact to Omnicare.

Employees

At December 31, 2005, we employed approximately 17,900 persons (including approximately 3,700 part-time employees), of which approximately 17,400 are located within, and approximately 500 outside of, the U.S.

Available Information

We make available free of charge on or through our Corporate Web site, at www.omnicare.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC’s Web site at www.sec.gov.

We also post on our Corporate Web site the following corporate governance documents and committee charters:

•	Corporate Governance Guidelines
•	Code of Business Conduct and Ethics
•	Code of Ethics for CEO and Senior Financial Officers
•	Audit Committee Charter

•	Compensation and Incentive Committee Charter
•	Executive Committee Charter
•	Nominating and Governance Committee Charter

Copies of these documents are also available in print to any stockholder who requests them by writing our Corporate Secretary at:

Omnicare, Inc.
1600 RiverCenter II
100 East RiverCenter Boulevard
Covington, Kentucky 41011

ITEM 1A. - RISK FACTORS

Risks Relating to Our Business

If we or our client facilities fail to comply with Medicaid and Medicare reimbursement regulations, our revenue could be reduced, we could be subject to penalties and we could lose our eligibility to participate in these programs.

Approximately one-half of our pharmacy services billings have been directly reimbursed by government sponsored programs. Historically, these programs included Medicaid and, to a lesser extent, Medicare. Beginning January 1, 2006, Medicare significantly expanded coverage for prescription drugs under a new Medicare Part D. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including the nursing home residents we serve whose drug costs were previously covered by state Medicaid programs, now have their outpatient prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.) Under the new Part D benefit, payment is determined in accordance with the agreements we have negotiated with the Part D Plans. The remainder of our billings are paid or reimbursed by individual residents, long-term care facilities and other third party payors, including private insurers. A portion of these revenues also are indirectly dependent on government programs.

The table below represents our approximated payor mix for the last three years:

	2005	2004	2003

State Medicaid programs	46%	48%	47%
Private pay, third-party and facilities(a)	47%	45%	45%
Federal Medicare programs(b)	1%	2%	2%
Other private sources(c)	6%	5%	6%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies.
(c)	Includes our contract research organization.

The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, of us and/or our client facilities to comply with applicable reimbursement regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs. In addition, our failure to comply with these regulations could subject us to other penalties. See “Government Regulation”.

Continuing efforts to contain healthcare costs may reduce our future revenue.

Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements. Any changes which lower reimbursement levels under Medicare, Medicaid or private pay programs, including managed care contracts, could reduce our future revenue. Furthermore, other changes in these reimbursement programs or in related regulations could reduce our future revenue. These changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicare, Medicaid or third party expenditures. In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them.

Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.

In recent years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers. The Balanced Budget Act of 1997, or BBA, sought to achieve a balanced federal budget by, among other things, changing the reimbursement policies applicable to various healthcare providers. In an important change for the SNF industry, the BBA provided for the introduction in 1998 of the prospective payment system, or PPS, for Medicare-eligible residents of SNFs. Under PPS, Medicare pays SNFs a fixed fee per patient, per day, based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS initially resulted in a significant reduction of reimbursement to SNFs. Subsequent legislation in 1999 and 2000, sought to restore some of the reductions in reimbursement resulting from PPS. We believe this legislation improved the financial condition of SNFs and provided incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill. This legislation included a temporary rate increase for certain high-acuity patients, including medically-complex patients with generally higher pharmacy costs, beginning April 1, 2000 through September 30, 2005 when the Centers for Medicare & Medicaid Services, or CMS, implemented a refined resource utilization group, or RUG, patient classification system that is intended to better account for medically-complex patients. The final SNF PPS rule for fiscal year 2006 added nine patient classification categories to the PPS patient classification system, and increased the nursing case-mix weight for all of the RUG categories, resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements will be effective on January 1, 2006, and the market basket increase became effective October 1, 2005. While the fiscal year 2006 SNF PPS rates will not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payment rates could, in the future, have an adverse effect on the financial condition of our SNF clients which could, in turn, adversely affect the timing or level of their payments to us. In that regard, on February 8, 2006, the President signed into law the Deficit Reduction Act, or DRA, which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. Further, on February 6, 2006, the Bush Administration released its fiscal year 2007 budget proposal, which would reduce Medicare spending by $2.5 billion in fiscal year 2007 and $35.9 billion over 5 years. The budget would, among other things, freeze payments to SNFs in fiscal year 2007, and limit the payment update to market basket minus 0.4 percent in fiscal year 2008 and 2009. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45 percent of total Medicare financing. While these proposals would require legislation to be implemented, Congress may consider these and other proposals in the future that would further restrict Medicare funding for SNFs. See “Government Regulation.”

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Prior to enrollment in Part D, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and has provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ends May 15, 2006.

Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which will provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents we serve, whose drug costs were previously covered by state Medicaid programs. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.)

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who had not affirmatively enrolled in a Part D plan as of December 31, 2005 were automatically enrolled into a PDP by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires Part D Plan formularies to include the types of drugs most commonly needed by Medicare beneficiaries and an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the Part D final rule, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have negotiated such agreements with most Part D Plan sponsors under which we will provide drugs and associated services to their enrollees. We continue to negotiate agreements with Part D Plans. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until all such agreements are finalized and Medicare beneficiaries enroll in the plans, and until the administrative and payment issues have been resolved, we will not be able to determine the impact of the new Part D drug benefit on our results of operations or financial condition.

The MMA will not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered in a Part A stay. We will continue to receive reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements we have negotiated with each SNF.

Our contractual relationships with pharmaceutical manufacturers can include discounts, rebates/post-purchase discounts and other forms of price concessions on the products we purchase. On November 28, 2005, CMS posted to the “Questions and Answers” portion of its web site a statement to the effect that it has significant concerns about the continued payment of certain rebates by pharmaceutical manufacturers to long-term care pharmacies with respect to prescriptions dispensed under the new Medicare Part D prescription drug benefit, and that it is examining this issue closely. On February 13, 2006, CMS posted a further statement to the “Questions and Answers” portion of its web site indicating, among other things, that while certain rebates could create significant fraud and abuse concerns, the earlier posting did not prohibit rebates. CMS has proposed in draft form a requirement for pharmacies, beginning in 2007, to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs, and that certain rebates provided to long-term care pharmacies would need to be netted out of the plans’ costs for purposes of certain Part D subsidy calculations. We cannot predict at this time the final form and effect of any new requirements with respect to rebates and other forms of price concessions we receive from manufacturers. We believe that our contracts with pharmaceutical manufacturers are legally and economically valid arrangements that bring value to the healthcare system and the patients that we serve. However, there can be no assurance that, if these price concessions were no longer provided to us, there would not be a material adverse effect on our business or results of operations.

CMS has issued other subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents, and the agency will continue to issue guidance as the new program is implemented. We are continuing to monitor implementation of the new Part D benefit, and until such agency guidance is known and administrative and payment issues associated with the transition to this massive program have been resolved, we cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business or results of operations. See “Government Regulations.”

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to Medicaid nursing facilities, effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Moreover, no assurances can be given that additional Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services. In addition, some states continue to face budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs. Moreover, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others: strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities.

The law also changes the so-called Medicaid upper limit rules for prescription drugs. With the advent of Medicare Part D, our revenues from state Medicaid programs will be substantially lower than has been the case previously. However, some of our agreements with Part D Plans have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. There can be no assurance that future changes in Medicaid payments to pharmacies, nursing facilities or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on our business.

Further, in order to rein in healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Medicare Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect our business.

If we fail to comply with licensure requirements, fraud and abuse laws or other applicable laws, we may need to curtail operations, and could be subject to significant penalties.

Our pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business. While we continuously monitor the effects of regulatory activity on our operations and we currently have pharmacy licenses for each pharmacy we operate, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of our business. The long-term care facilities that contract for our services are also subject to federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these long-term care facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents. We are also subject to federal and state laws that prohibit some types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. Violation of these laws can result in loss of licensure, civil and criminal penalties and exclusion from the Medicaid, Medicare and other federal healthcare programs.

We expend considerable resources in connection with our compliance efforts. We believe that we are in compliance in all material respects with state and federal regulations applicable to our business. However, we cannot assure you that government enforcement agencies will agree with our assessment or that we would not be subject to an enforcement action under applicable law.

Federal and state laws that protect patient health information may increase our costs and limit our ability to collect and use that information.

Our company and the healthcare industry generally also are impacted by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“Transaction Standards”); privacy of individually identifiable healthcare information (“Privacy Standards”); security and electronic signatures (“Security Standards”), as well as unique identifiers for providers, employers, health plans and individuals; and enforcement. In many of our operations, we are a healthcare provider, required to comply in our operations with these standards and subject to significant civil and criminal penalties for failure to do so. In addition, such failure to comply could result in loss of customers and/or contractual liability to our customers. We also provide services to customers that are healthcare providers themselves and we are required to provide satisfactory written assurances to those customers that we will provide those services subject to the requirements of the Privacy and Security Standards. Failure to comply with these assurances could also lead to loss of customers and/or contractual liability to our customers. We are compliant with the HIPAA Transaction Standards currently in effect. Most health plans and healthcare providers such as us were required to comply with the Privacy Standards by April 2003. In February 2003, the Department of Health and Human Services published standards for the security of electronic health information. We met the April 20, 2005 date for compliance with the requirements of the Security Standards. In addition, in

January 2004, CMS published a rule announcing the adoption of the National Provider Identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions, with a compliance date of May 23, 2007. Based upon current information, we believe we will be able to fully comply with HIPAA requirements, however, at this time we cannot estimate the cost of compliance or if implementation of the HIPAA standards will result in an adverse effect on our operations or profitability, or that of our customers.

Omnicare has substantial outstanding debt and could incur more debt in the future. Any failure to meet its debt obligations would adversely affect Omnicare’s business and financial condition.

At December 31, 2005, Omnicare’s total consolidated long-term debt (including current maturities) accounted for approximately 51.3% of its total capitalization. In addition, Omnicare and its subsidiaries may be able to incur substantial additional debt in the future. The instruments governing Omnicare’s current indebtedness contain restrictions on Omnicare’s incurrence of additional debt. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, Omnicare could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions. Moreover, these restrictions do not prevent Omnicare from incurring obligations that do not constitute debt under the governing documents.

The degree to which Omnicare is leveraged could have important consequences, including:

•

a substantial portion of Omnicare’s cash flow from operations will be required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions, dividends or general corporate or other purposes;

•	Omnicare’s ability to obtain additional financing in the future may be impaired;
•	Omnicare may be more highly leveraged than its competitors, which may place it at a competitive disadvantage;
•	Omnicare’s flexibility in planning for, or reacting to, changes in its business and industry may be limited; and
•	Omnicare’s degree of leverage may make it more vulnerable in the event of a downturn in its business or in its industry or the economy in general.

Omnicare’s ability to make payments on and to refinance its debt will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond Omnicare’s control.

We cannot assure you that Omnicare’s business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities in an amount sufficient to enable Omnicare to pay its debt or to fund its other liquidity needs. Omnicare may need to refinance all or a portion of its debt on or before maturity. We cannot assure you that Omnicare would be able to refinance any of its debt, including any credit facilities on commercially reasonable terms or at all.

We are subject to additional risks relating to our acquisition strategy.

One component of our strategy contemplates our making selected acquisitions. Acquisitions involve inherent uncertainties. These uncertainties include our ability to consummate proposed acquisitions on favorable terms or at all, the effect on acquired businesses of integration into a larger organization and the availability of management resources to oversee the operations of these businesses. The successful integration of acquired businesses will require, among other things:

•	consolidation of financial and managerial functions and elimination of operational redundancies;
•	achievement of purchasing efficiencies;
•	the addition and integration of key personnel; and
•	the maintenance of existing business.

Even though an acquired business may have experienced positive financial performance as an independent company prior to an acquisition, we cannot be sure that the business will continue to perform positively after an acquisition.

We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. We have policies and procedures to conduct reviews of potential acquisition candidates for compliance with healthcare laws and to conform the practices of acquired businesses to our standards and applicable laws. We also generally seek indemnification from sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses.

We cannot be sure of the successful completion or integration of any acquisition or that an acquisition will not have an adverse impact on our results of operations, cash flows or financial condition.

We operate in highly competitive businesses.

The long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. Our largest competitors nationally are Pharmerica, Inc., a subsidiary of AmerisourceBergen Corporation and Kindred Pharmacy Services, a division of Kindred Healthcare, Inc. In the geographic regions we serve, we also compete with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. While we compete on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of our services, along with the clinical expertise, pharmaceutical technology and professional support we offer, competitive pricing pressures may affect our profitability.

Our contract research organization, or CRO, business, competes against other full-service CROs and client internal resources. The CRO industry is highly fragmented with a number of full-service contract research organizations and many small, limited-service providers, some of which serve only local markets. Clients choose a CRO based upon, among other reasons, reputation, references from existing clients, the client’s relationship with the organization, the organization’s experience with the particular type of project and/or therapeutic area of clinical development, the organization’s ability to add value to the client’s development plan, the organization’s financial stability and the organization’s ability to provide the full range of services required by the client.

We are dependent on our senior management team and our pharmacy professionals.

We are highly dependent upon the members of our senior management and our pharmacists and other pharmacy professionals. Our business is managed by a small number of key management personnel who have been extensively involved in the success of our business, including Joel F. Gemunder, our President and Chief Executive Officer. If we were unable to retain these persons, we might be adversely affected. There is a limited pool of senior management personnel with significant experience in our industry. Accordingly, we believe we could experience significant difficulty in replacing key management personnel. Although we have employment contracts with our key management personnel, these contracts generally may be terminated without cause by either party.

In addition, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is strong. The loss of pharmacy personnel or the inability to attract, retain or motivate sufficient numbers of qualified pharmacy professionals could adversely affect our business. Although we generally have been able to meet our staffing requirements for pharmacists and other pharmacy professionals in the past, our inability to do so in the future could have a material adverse effect on us.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

We have offices, distribution centers and other key operating facilities in various locations within and outside of the U.S. As of December 31, 2005, we operated a total of 253 facilities, 7 of which we owned. A list of the 66 more significant facilities, defined as having at least 20,000 square feet (“sq. ft.”), we operated or owned as of December 31, 2005 follows, grouped by reporting segment and summarized by geographic location. The owned properties are held in fee and are not subject to any material encumbrance. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

		Owned Area (sq. ft.)	Leased Area

Location	Type		(sq. ft.)	Expiration Date

Pharmacy Services:

Louisville, Kentucky	Offices and Distribution Center	—	193,400	July 31, 2010

Philadelphia, Pennsylvania	Offices and Distribution Center	—	140,070	May 31, 2015

Annapolis Junction, Maryland	Offices and Distribution Center	45,000	71,600	January 31, 2008

San Diego, California	Offices and Distribution Center	—	58,830	December 31, 2007

Memphis, Tennessee	Offices and Distribution Center	—	55,925	May 31, 2010

Livonia, Michigan	Offices and Distribution Center	—	50,438	May 31, 2007

King of Prussia, Pennsylvania	Offices and Distribution Center	50,000	—	—

Whippany, New Jersey	Offices and Distribution Center	—	48,830	May 31, 2010

Des Plaines, Illinois	Offices and Distribution Center	—	47,971	May 31, 2008

Perrysburg, Ohio	Offices and Distribution Center	44,000	—	—

Indianapolis, Indiana	Warehouse	—	42,651	March 30, 2007

Milwaukee, Wisconsin	Offices and Distribution Center	—	41,816	March 31, 2009

		Owned Area (sq. ft.)	Leased Area

Location	Type		(sq. ft.)	Expiration Date

Naperville, Illinois	Offices and Distribution Center	—	41,030	June 30, 2009

Plainview, New York	Offices and Distribution Center	—	40,000	June 30, 2010

Indianapolis, Indiana	Offices and Distribution Center	—	39,740	May 1, 2014

Allentown, Pennslvania	Offices and Distribution Center	—	39,575	August 31, 2015

Kirkland, Washington	Offices and Distribution Center	—	38,689	July 31, 2008

Cheshire, Connecticut	Offices and Distribution Center	—	38,400	June 30, 2010

Sharon Hill, Pennsylvania	Offices and Distribution Center	—	38,050	September 30, 2015

Florissant, Missouri	Offices and Distribution Center	38,014	—	—

Richmond, Virginia	Offices and Distribution Center	—	36,456	August 30, 2010

Kansas City, Missouri	Offices and Distribution Center	—	36,048	December 31, 2009

Toledo, Ohio	Distribution Center	—	36,039	July 31, 2007

Eastlake, Ohio	Offices and Distribution Center	—	35,066	January 31, 2011

Portland, Oregon	Offices and Distribution Center	—	34,835	April 30, 2008

Boothwyn, Pennslvania	Offices and Distribution Center	—	34,578	March 31, 2015

Glasgow, Kentucky	Offices and Distribution Center	33,070	—	—

Tampa, Florida	Offices and Distribution Center	—	32,087	January 31, 2015

		Owned Area (sq. ft.)	Leased Area

Location	Type		(sq. ft.)	Expiration Date

Hunt Valley, Maryland	Offices and Distribution Center	—	30,600	January 31, 2007

Hilliard, Ohio	Offices and Distribution Center	—	30,000	December 1, 2006

Decatur, Illinois	Offices and Distribution Center	—	29,998	October 30, 2014

Rockford, Illinois	Offices and Distribution Center	—	29,100	November 30, 2009

Salt Lake City, Utah	Offices and Distribution Center	—	28,400	January 31, 2009

Crystal, Minnesota	Offices and Distribution Center	—	28,255	January 31, 2008

Des Plaines, Illinois	Offices and Distribution Center	—	26,673	May 31, 2008

Edison, New Jersey	Offices and Distribution Center	—	26,237	June 30, 2006

Englewood, Ohio	Offices and Distribution Center	—	25,000	January 31, 2009

Leland, North Carolina	Offices and Distribution Center	—	24,480	January 4, 2009

Milford, Ohio	Offices and Distribution Center	—	24,450	December 31, 2007

Chestnut Ridge, New York	Offices and Distribution Center	—	24,429	May 31, 2009

Cincinnati, Ohio	Offices and Distribution Center	—	24,375	September 30, 2009

Weston, Florida	Offices and Distribution Center	—	24,140	December 31, 2010

Oklahoma City, Oklahoma	Offices and Distribution Center	—	24,000	Month-to-Month

Portsmouth, Virginia	Offices and Distribution Center	—	24,000	February 28, 2008

		Owned Area (sq. ft.)	Leased Area

Location	Type		(sq. ft.)	Expiration Date

Hickory, North Carolina	Offices and Distribution Center	24,000	—	—

Griffith, Indiana	Offices and Distribution Center	—	23,600	April 1, 2012

Woodridge, Illinois	Offices and Distribution Center	—	23,175	January 31, 2012

Wadsworth, Ohio	Offices and Distribution Center	—	22,960	June 30, 2006

Pittsburgh, Pennsylvania	Offices and Distribution Center	—	22,677	January 31, 2009

Reno, Nevada	Offices and Distribution Center	—	22,593	June 30, 2008

Londondery, New Hampshire	Offices and Distribution Center	—	22,400	May 31, 2011

Mentor, Ohio	Offices and Distribution Center	—	22,364	August 1, 2007

Coventry, Rhode Island	Offices	—	21,600	October 31, 2008

Dublin, Ohio	Offices	—	21,468	January 31, 2009

Malta, New York	Offices and Distribution Center	—	20,930	September 30, 2008

Cerritos, California	Offices and Distribution Center	—	20,408	June 30, 2009

Springfield, Missouri	Offices and Distribution Center	—	20,350	June 30, 2006

Bucks City, Pennsylvania	Offices and Distribution Center	—	20,000	September 30, 2009

Greensburg, Pennsylvania	Offices and Distribution Center	—	20,000	February 3, 2008

Henderson, Kentucky	Offices and Distribution Center	—	20,000	December 31, 2007

		Owned Area (sq. ft.)	Leased Area

Location	Type		(sq. ft.)	Expiration Date

Pembroke, New Hampshire	Offices and Distribution Center	—	20,000	February 28, 2010

CRO Services:

King of Prussia, Pennsylvania	Offices	—	150,000	July 31, 2010

San Jose, California	Offices	—	59,316	October 14, 2010

Cologne, Germany	Offices	—	25,155	June 30, 2010

Chippenham, United Kingdom	Offices	—	22,800	June 23, 2016

Corporate:

Covington, Kentucky	Offices	—	92,585	February 28, 2016

ITEM 3 - LEGAL PROCEEDINGS

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26, and Chi v. Omnicare, Inc., et al., No. 2:06cv31, were filed against Omnicare and two of its officers in the United States District Court For the Eastern District of Kentucky purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints, which purport to be brought on behalf of all Omnicare shareholders, allege that Omnicare has artificially inflated its earnings by engaging in improper generic drug substitution and that the defendants have made false and misleading statements regarding the Company’s business and prospects. The complaints seek, among other things, compensatory damages and injunctive relief.

Also on February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state healthcare laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief.

The Company believes the above-described purported class and derivative actions are without merit and intends to vigorously defend the actions.

The Company has received administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, seeking information arising out of the Company’s relationships with certain manufacturers and distributors of pharmaceutical products. The Company believes that its purchases of pharmaceuticals comply with all applicable laws and regulations. In addition, the federal government and certain states are investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company is cooperating fully in these matters. Although the Company cannot predict the ultimate outcome of these matters, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject, including reviews of individual Omnicare pharmacy’s reimbursement documentation and administrative practices.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers of the Company at the time of this Filing are as follows:

Name	Age	Office(1)	First Elected to Present Office

Joel F. Gemunder	66	President and Chief Executive Officer(2)	May 20, 1981

Glen C. Laschober	55	Executive Vice President and Chief Operating Officer(3)	August 4, 2005

Patrick E. Keefe	60	Executive Vice President - Global Markets(4)	February 5, 1997

Timothy E. Bien	55	Senior Vice President - Professional Services and Purchasing(5)	May 20, 1996

David W. Froesel, Jr.	54	Senior Vice President and Chief Financial Officer	March 4, 1996

Cheryl D. Hodges	54	Senior Vice President and Secretary	February 8, 1994

Kirk M. Pompeo	49	Senior Vice President - Sales and Marketing(6)	April 7, 2004

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.
(2)	Mr. Gemunder was appointed Chief Executive Officer of the Company on May 21, 2001, having served as the President and a principal executive officer of the Company since 1981.
(3)

Mr. Laschober was appointed Executive Vice President and Chief Operating Officer on August 4, 2005. From 2002 and until August 2005, Mr. Laschober served as Chief Operating Officer of the PharmaCare Division of CVS Corporation, its PBM (pharmacy benefit management) and specialty pharmacy business. Prior to that time, Mr. Laschober served as President and Chief Operating Officer of Wellinx, Inc., a healthcare information and pharmaceutical distribution company from 2001 until 2002.

(4)	Mr. Keefe was appointed Executive Vice President – Global Markets on August 10, 2005. From February 1997 until August 2005, Mr. Keefe served as Executive Vice

President - Operations. He served as Senior Vice President of Operations from 1994 through 1997. Prior to that time, Mr. Keefe joined Omnicare in 1993 as Vice President of Operations.
(5)

Mr. Bien entered into an amended and restated employment agreement with the Company on February 17, 2006 whereby he will assume the title of Special Advisor to the Chief Executive Officer, effective June 1, 2006.

(6)

Mr. Pompeo was appointed Senior Vice President-Sales and Marketing on April 7, 2004. From April 2003 until April 2004, Mr. Pompeo served as Senior Vice President-Sales and Marketing of NeighborCare, Inc. (an institutional pharmacy provider). Prior to that time, Mr. Pompeo served as Senior Vice President-Sales and Marketing of Integrated Health Services, Inc., a diversified health services provider of post–acute medical and rehabilitative services, from 1997 until April 2003.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2005 and 2004.

	2005		2004

	High	Low	High	Low

First Quarter	$35.99	$29.51	$47.07	$40.87
Second Quarter	$42.95	$32.80	$44.43	$38.42
Third Quarter	$56.24	$43.30	$41.63	$26.61
Fourth Quarter	$61.85	$51.86	$34.80	$27.10

The number of holders of record of our Common Stock on January 31, 2006 was 2,394. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

On February 16, 2006, the Board of Directors approved a quarterly cash dividend of $0.0225, for an indicated annual rate of $0.09 per common share for 2006, which is consistent with annual dividends paid per common share for the 2005 and 2004 years. It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, there can be no assurances as future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.

Stock Repurchases

A summary of the Company’s repurchases of the Company’s common stock during the quarter ended December 31, 2005 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2005	1	$54.45	—	—
November 1 - 30, 2005	11	55.74	—	—
December 1 - 31, 2005	—	—	—	—

Total	12	$55.72	—	—

(a)          During the fourth quarter of 2005, the Company purchased 12 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

Additional information regarding our equity compensation plans is included at Item 12 of this Filing.

ITEM 6 - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Items 8 and 7, respectively, of this Filing.

Five-Year Summary of Selected Financial Data

Omnicare, Inc. and Subsidiary Companies

(In thousands, except per share data)

	For the years ended and at December 31,

	2005		2004		2003		2002	2001

INCOME STATEMENT DATA:(a)(b)(c)

Total net sales (d)	$5,292,782		$4,119,891		$3,499,174		$2,632,754	$2,183,036

Net income	$226,491		$236,011		$194,368		$125,906	$74,271

Earnings per common share data:
Basic	$2.19		$2.29		$1.97		$1.34	$0.80

Diluted	$2.10	(e)	$2.17	(e)	$1.89	(e)	$1.33	$0.79

Dividends per common share	$0.09		$0.09		$0.09		$0.09	$0.09

Weighted average number of common shares outstanding:
Basic	103,551		103,238		98,800		94,168	93,124

Diluted	108,804	(e)	112,819	(e)	107,896	(e)	94,905	93,758

BALANCE SHEET DATA (at end of period):(a)

Cash and cash equivalents	$215,421		$84,169		$187,413		$137,936	$168,396
Working capital (current assets less current liabilities)	1,360,391		1,082,297		920,328		704,908	658,321
Goodwill	4,029,482		2,003,223		1,690,558		1,188,907	1,123,800
Total assets	7,157,405		3,899,181		3,395,021		2,427,585	2,290,276
Long-term debt (excluding current portion), net of swap(f)(g)	2,719,392		1,234,067		1,082,677		720,187	750,669
Stockholders’ equity(f)	2,942,046		1,927,108		1,676,024		1,275,062	1,149,783

OTHER FINANCIAL DATA:(a)

Net cash flows from operating activities	$263,539		$168,858		$174,066		$150,719	$155,878
EBITDA(h)	601,951		498,732		440,603		301,849	247,564
Net cash flows from investing activities	(2,646,103)		(415,973)		(678,049)		(152,383)	(46,802)
Capital expenditures(i)	24,239		17,926		17,115		24,648	26,222
Net cash flows from financing activities	2,514,759		144,442		549,902		(29,576)	(52,346)

See the related notes to Five-Year Summary of Selected Financial Data on the following pages.

(a)

Omnicare, Inc. (“Omnicare” or the “Company”) has had an active acquisition program in effect since 1989. See the “Acquisitions” note of the Notes to Consolidated Financial Statements for additional information concerning acquisitions that impact the comparability of our results.

(b)	The following aftertax charges are included in net income for the years ended December 31 (in thousands, except per share data):

	2005		2004	2003		2002		2001

Call premium and write-off of unamortized debt issuance costs	$20,364	(1)	$—	$7,853	(1)	$—		$—
Restructuring and other related charges	11,760	(2)	—	—		14,381	(2)	11,374	(2)
Other expense	—		—	—		—		2,987	(3)

Total	$32,124		$—	$7,853		$14,381		$14,361

(1)	See the “Debt” note of the Notes to Consolidated Financial Statements.
(2)	See the “Restructuring Programs” note of the Notes to Consolidated Financial Statements.
(3)

Represents items totaling $1,817 pretax ($1,127 aftertax, or $0.01 per diluted share) and $3,000 pretax ($1,860 aftertax, or $0.02 per diluted share). The $1,817 special charge represents a repayment to the Medicare program of overpayments made to one of the Company’s pharmacy units during the period from January 1997 through April 1998. As part of its corporate compliance program, the Company learned of the overpayments, which related to Medicare Part B claims that contained documentation errors, and notified the Health Care Financing Administration (now known as the Centers for Medicare & Medicaid Services) for review and determination of the amount of overpayment. The $3,000 special charge represents a settlement during June 2001 of certain contractual issues with a customer, which issues and amount relate to prior-year periods.

(c)

In accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), Omnicare discontinued amortization of goodwill as of January 1, 2002. Accordingly, no goodwill amortization was recorded during the years ended December 31, 2005, 2004, 2003 and 2002. The aftertax goodwill amortization expense for the year ended December 31, 2001 was $20.6 million (or $0.22 per diluted share).

(d)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare has recorded reimbursements received for “out-of-pocket” expenses on a grossed-up basis in the income statement as revenues and direct costs. EITF No. 01-14 relates solely to the Company’s contract research services business.

(e)

In connection with the adoption of EITF No. 04-8 in the fourth quarter of 2004, the Company restated previously reported diluted earnings per share and the diluted weighted average number of common shares outstanding for all periods since the second quarter of 2003, the period during which the 4.00% junior subordinated convertible debentures were outstanding. See further discussion in the “Description of Business and Summary of Significant Accounting Policies” note and the “Earnings per Share Data” note of the Notes to Consolidated Financial Statements for additional information.

(f)

During the fourth quarter of 2005, the Company completed its offerings of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013, $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015, $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (including the exercise in full by the underwriters of their option to purchase additional debentures), and 12,825,000 shares of common stock (not including the underwriters’ option to purchase additional shares), $1 par value, at $59.72 per share. See the “Debt” and “Public Offering of Common Stock” notes of the Notes to Consolidated Financial Statements for further information on these transactions.

(g)

In 2003, the Company completed a refinancing plan in which it raised $1,033.6 million. See the “Debt” and “Public Offering of Common Stock” notes of the Notes to Consolidated Financial Statements for further information on these transactions.

(h)

“EBITDA” represents earnings before interest (net of investment income), income taxes, depreciation and amortization. The Company believes that certain investors find EBITDA to be a useful tool for measuring a company’s ability to service its debt, which is also the primary purpose for which management uses this financial measure. However, EBITDA does not represent net cash flows from operating activities, as defined by United States Generally Accepted Accounting Principles (“U.S. GAAP”), and should not be considered as a substitute for operating cash flows as a measure of liquidity. Omnicare’s calculation of EBITDA may differ from the calculation of EBITDA by others. The following is a reconciliation of EBITDA to net cash flow from operating activities for the years ended December 31 (in thousands):

	2005	2004	2003	2002	2001

EBITDA	$601,951	$498,732	$440,603	$301,849	$247,564
Subtract:
Interest expense, net of investment income	(159,823)	(67,237)	(77,134)	(53,535)	(53,709)
Income taxes	(135,315)	(139,188)	(116,081)	(77,145)	(45,514)
Changes in assets and liabilities, net of effects from acquisition of businesses	(219,333)	(226,715)	(165,442)	(76,101)	(38,069)
Add:
Provision for doubtful accounts	58,024	45,112	44,680	31,163	25,490
Deferred tax provision	110,280	58,154	43,685	15,428	17,305
Write-off of debt issuance costs	7,755	—	3,755	—	—
Non-cash portion of restructuring charges	—	—	—	9,060	2,811

Net cash flows from operating activities	$263,539	$168,858	$174,066	$150,719	$155,878

(i)          Primarily represents the purchase of computer equipment and software, machinery and equipment, and furniture, fixtures and leasehold improvements.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see the “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information” caption below, as well as the “Risk Factors” previously discussed at Item 1A of this Filing.

Overview of 2005

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,452,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2005. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

For Omnicare, the year 2005 was one of strong growth and development, owing largely to the success of its acquisition and integration model. During the year, the Company made three strategically important acquisitions that, together, increased the size of the Company by more than one-third and broadened its breadth of services and future growth platform. In addition, the Company successfully completed a major refinancing, undertook the integration of current year acquisitions, prepared the organization for the implementation of the Medicare Part D benefit, and continued to generate solid growth and enhancements in the cost structure of its core pharmacy business.

On July 28, 2005, the Company completed the acquisition of NeighborCare, Inc. (“NeighborCare”), which represented the largest acquisition made in the Company’s history. This acquisition significantly expanded the Company’s presence in the long-term care pharmacy market and at the time of the acquisition, increased the number of beds served by Omnicare by approximately 27% and increased annualized revenues by approximately 36%. At the time of the acquisition, NeighborCare was an institutional pharmacy provider serving long-term care and skilled nursing facilities, specialty hospitals and assisted and independent living communities comprising approximately 295,000 beds in 34 states and the District of Columbia. NeighborCare also provided infusion therapy services, home medical equipment, respiratory therapy services, community-based retail pharmacies and group purchasing.

The NeighborCare acquisition provides opportunities to achieve economies of scale and cost synergies. The Company has implemented an integration plan under which the processes have been put in place to achieve such savings in the purchasing of pharmaceuticals, the elimination of redundant functions and the consolidation of facilities in overlapping geographic territories.

During August 2005, the Company completed the acquisitions of excelleRx, Inc. (“excelleRx”) and RxCrossroads, LLC (“RxCrossroads”). At the time of the acquisition, excelleRx provided pharmaceutical products and care services to approximately 400 hospice programs with approximately 48,000 patients in 46 states. At the time of the acquisition, RxCrossroads provided specialty distribution, product support and mail order pharmacy services for pharmaceutical manufacturers and biotechnology companies, generally for high-cost drugs used in the treatment of chronic disease states.

The Company entered into a new $3.4 billion Credit Agreement (“Credit Agreement”) during the third quarter of 2005, primarily to provide interim financing for the NeighborCare, excelleRx and RxCrossroads transactions, and to retire the Company’s existing term and revolving credit facilities. The Credit Agreement consisted of a $1.9 billion 364-day loan facility, a five year $800 million revolving credit facility and a five year $700 million senior term A loan facility. On December 15, 2005, the Company completed a major refinancing undertaken primarily to provide long-term financing for the NeighborCare, excelleRx and RxCrossroads transactions. Total gross proceeds from the refinancing were approximately $2.5 billion from the issuance of $225 million of 6.75% senior subordinated notes due 2013, $525 million of 6.875% senior subordinated notes due 2015, $977.5 million of 3.25% convertible senior debentures due 2035, and $765.9 million of Omnicare common stock (excluding gross proceeds of approximately $51 million received in January 2006 from the underwriters of the common stock offering exercising their option in part to purchase an additional 850,000 shares of common stock at $59.72 per share). The net proceeds from the refinancing were primarily utilized to pay off the interim financing provided by the $1.9 billion 364-day loan facility, and for the purchase of approximately $366 million of the Company’s 8.125% senior subordinated notes due 2011 pursuant to a tender offer and consent solicitation. Interest expense included a charge of approximately $32.5 million pretax ($20.4 million aftertax, or $0.19 per diluted share) related to the debt extinguishment and new debt issuance costs in connection with the new Credit Agreement, the December refinancing and the purchase of the 8.125% senior subordinated notes due 2011. See further discussion at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.

Operating results for 2005 included a restructuring charge of approximately $18.8 million pretax ($11.8 million aftertax, or $0.11 per diluted share) in connection with the Company’s previously disclosed consolidation and productivity initiatives related, in part, to the NeighborCare integration plan, and other productivity initiatives intended to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient operating infrastructure (the “2005 Program”). See further discussion of the 2005 Program restructuring charges at the “Restructuring Program” section of this MD&A.

A summary of the key operating results for the years ended December 31, 2005 and 2004 follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004

Consolidated:
Total net sales	$5,292,782	$4,119,891

Net income	$226,491	$236,011

Diluted earnings per share (“EPS”)	$2.10	$2.17

Sales and profitability results are discussed at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

	Year ended December 31,
	2005	2004

Pharmacy Services Segment:
Net sales	$5,110,414	$3,983,641

Operating income	$583,954	$478,232

For the Pharmacy Services segment, despite the challenges presented by competitive pricing and governmental reimbursement pressures, the year 2005 was one of significant growth and development, owing largely to the success of its acquisition and integration model. Sales growth in Omnicare’s existing pharmacy operations also served to further leverage its cost structure. In addition to the benefits of economies of scale generated by these growth programs, the Company also instituted other cost-saving initiatives designed to respond to pricing and reimbursement pressures and to improve the overall cost-efficiency of its operations, including the aforementioned commencement of a restructuring program in connection with the NeighborCare acquisition.

The sales growth for the full year ended December 31, 2005 was driven largely by the ongoing execution of the Company’s acquisition strategy, which included 18 acquisitions during the year, including the acquisitions of NeighborCare in July 2005 and excelleRx and RxCrossroads in August 2005 (at an aggregate acquisition cost of approximately $2.4 billion), as further discussed below. The total increase in 2005 sales as a result of all 2005 acquisitions is estimated at approximately $870 million. In addition, sales growth is also attributable to a full year contribution from 2004 acquisitions, increased acuity in certain areas, the contribution of clinical and other services, including disease management, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by continuing government reimbursement reductions, both state and federal, as well as intense competitive pricing pressures and the increasing use of generic drugs. The increased operating income was primarily the result of increased sales, ongoing benefits of the Company’s acquisition integration efforts and productivity initiatives throughout the Pharmacy Services segment, partially offset by the previously mentioned intensified pricing and government reimbursement pressures. In addition, operating income for the year ended December 31, 2005, was impacted by special charges of approximately $11.3 million, of which approximately $6.1 million was primarily related to litigation settlements and acquisition related expenses, and approximately $5.2 million for restructuring and other related charges. This compares to a special charge in 2004 of approximately $7.4 million in connection with certain state Medicaid audits.

	Year ended December 31,
	2005	2004

CRO Services Segment:
Net sales	$182,368	$136,250

Operating income	$1,561	$13,005

The CRO Services segment revenues were higher for the year ended December 31, 2005 than in the comparable period of 2004 due primarily to the impact of the December 2004 acquisition of Clinimetrics Research Associates, Inc. (“Clinimetrics”). Operating income declined from the prior year, largely attributable to the previously mentioned restructuring charge, of which approximately $10.8 million was included in the CRO Services Segment. Also impacting the year-over-year comparison was the addition of Clinimetrics, as further discussed at the “CRO Services Segment” caption below.

For a discussion regarding the Company’s outlook, please see the “Outlook” section of this MD&A.

Financial Condition, Liquidity and Capital Resources

Net cash flows from operating activities for the year ended December 31, 2005 were $263.5 million, compared with $168.9 million for the same period of 2004. Largely contributing to net cash flows from operating activities for the year ended December 31, 2005 was net income. Operating cash flows, as well as proceeds from new debt borrowings and the issuance of common stock, were used primarily for acquisition-related payments, debt repayments, capital expenditures and dividends. During 2005, the Company’s investing activities included payments of $2.6 billion for 18 acquisitions in its institutional pharmacy business, including NeighborCare, excelleRx and RxCrossroads, as compared with approximately $399 million in 2004. Net cash provided by financing activities was $2.5 billion during the year ended December 31, 2005. The Company entered into a new $3.4 billion Credit Agreement during the third quarter of 2005, primarily to provide interim financing for the NeighborCare, excelleRx and RxCrossroads transactions, and to retire the Company’s existing term and revolving credit facilities. The Credit Agreement consisted of a $1.9 billion 364-day loan facility, a five year $800 million revolving credit facility and a five year $700 million senior term A loan facility. On December 15, 2005, the Company completed a major refinancing undertaken primarily to provide long-term financing for the NeighborCare, excelleRx and RxCrossroads transactions. Total gross proceeds from the refinancing were approximately $2.5 billion from the issuance of $225 million of 6.75% senior subordinated notes due 2013, $525 million of 6.875% senior subordinated notes due 2015, $977.5 million of 3.25% convertible senior debentures due 2035, and $765.9 million of Omnicare common stock (excluding gross proceeds of approximately $51 million received in January 2006 from the underwriters of the common stock offering exercising their option in part to purchase an additional 850,000 shares of common stock at $59.72 per share). The net proceeds from the refinancing were primarily utilized to payoff the interim financing provided by the $1.9 billion 364-day loan facility and the purchase of approximately $366 million of the Company’s 8.125% senior subordinated notes due 2011 pursuant to a tender offer and consent solicitation. At December 31, 2005, there were no outstanding borrowings under the $800 million revolving credit facility and $700 million in borrowings were outstanding under the senior term A loan facility due 2010. As of December 31, 2005, the remaining outstanding principal amount of the 8.125% senior subordinated notes due 2011 was $8.8 million.

In addition, at December 31, 2005, the contingent conversion threshold of the 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”), had been attained. As a result, the 4.00% Convertible Debentures were convertible by the debt holders to cash and to common stock, and have been classified as current versus long-term debt on the consolidated balance sheet at December 31, 2005.

Results of Operations

The following summary table presents consolidated net sales and results of operations for Omnicare for each of the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	For the years ended December 31,
	2005	2004	2003

Total net sales	$5,292,782	$4,119,891	$3,499,174

Net income	$226,491	$236,011	$194,368

Earnings per share:
Basic	$2.19	$2.29	$1.97

Diluted(a)	$2.10	$2.17	$1.89

EBITDA(b)	$601,951	$498,732	$440,603

(a)

In 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) adopted Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price threshold has been met. Under that method, the 4.00% Convertible Debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the 4.00% Convertible Debentures is added back to net income. Diluted earnings per common share amounts were restated for 2003 to give effect to the application of EITF No. 04-8 as it relates to the Company’s 4.00% Convertible Debentures issued in the second quarter of 2003. See further discussion of the impact of adopting EITF No. 04-8 at the “Restatement of Diluted Earnings per Share” caption at the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

(b)

“EBITDA” represents earnings before interest (net of investment income), income taxes, depreciation and amortization. The Company believes that certain investors find EBITDA to be a useful tool for measuring a company’s ability to service its debt, which is also the primary purpose for which management uses this financial measure. However, EBITDA does not represent net cash flows from operating activities, as defined by U.S. GAAP, and should not be considered as a substitute for operating cash flows as a measure of liquidity. The Company’s calculation of EBITDA may differ from the calculation of EBITDA by others. See Five-Year Summary of Selected Financial Data for a reconciliation of EBITDA to net cash flows from operating activities, at Item 6 of this Report.

2005 vs. 2004

Consolidated

Total net sales for the year ended December 31, 2005 rose to $5,292.8 million from $4,119.9 million in the comparable prior year period. Diluted earnings per share for the year ended December 31, 2005 were $2.10 versus $2.17 in the same prior year period. Net income for the year ended December 31, 2005 was $226.5 million versus $236.0 million earned in the comparable 2004 period. EBITDA totaled $602.0 million for the year ended December 31, 2005 as compared with $498.7 million for the same period of 2004.

The year ended December 31, 2005 included the following charges that management considers to be special charges:

(i) Operating expenses included a charge of approximately $4.9 million pretax ($3.1 million aftertax, or $0.03 per diluted share) in connection with the settlement of litigation relating to certain contractual issues with two vendors.

(ii) Operating expenses included a charge of $3.0 million pretax ($1.9 million aftertax, or $0.02 per diluted share) for professional fees and expenses incurred in connection with the issuance of the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”) and the purchase of the Company’s 8.125% senior subordinated notes due 2011 pursuant to a tender offer and consent solicitation. See further discussion of these transactions, as well as the impact of EITF No. 04-8 on Omnicare’s full year ended December 31, 2005 and 2004 earnings, at the “Disclosures About Aggregate Contractual Obligations and Off-Balance Arrangements” section of this MD&A.

(iii) Operating expenses included a charge of $1.1 million pretax ($0.7 million aftertax, or $0.01 per diluted share) for acquisition-related expenses pertaining to a proposed transaction that was not consummated.

(iv) Operating income included a restructuring charge of approximately $18.8 million pretax ($11.8 million aftertax, or $0.11 per diluted share) in connection with the Company’s previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition, as well as initiatives intended to streamline pharmacy services and contract research organization operations. See further discussion of the restructuring charge at the “Restructuring Program” section of this MD&A.

(v) Interest expense included charges of approximately $35.0 million pretax ($22.0 million aftertax, or $0.20 per diluted share) as follows:

a)

A charge of approximately $8.7 million pretax ($5.5 million aftertax, or $0.05 per diluted share) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the new term A loan and revolving credit facility, and debt costs related to the 364-day loan facility entered into during the third quarter of 2005. See further discussion of the associated financing transactions at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.

b)

A charge of approximately $23.8 million pretax ($14.9 million aftertax, or $0.14 per diluted share) in connection with the write-off of certain deferred financing fees and the payment of early redemption fees related to the Company’s purchase of approximately $366 million of the Company’s 8.125% senior subordinated notes due 2011 pursuant to a tender offer and consent solicitation. See further discussion of the associated financing transactions at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.

c)	A charge of approximately $2.5 million pretax ($1.6 million aftertax, or $0.01 per diluted share) relating to estimated interest in connection with the vendor litigation settlements noted above.

The year ended December 31, 2004 included a charge totaling $7.4 million pretax ($4.6 million aftertax, or $0.04 per diluted share) in connection with certain state Medicaid audits related to prior periods, lowering gross profit by approximately $2.7 million and increasing operating expenses by approximately $4.7 million.

Pharmacy Services Segment

Omnicare’s Pharmacy Services segment recorded sales of $5,110.4 million for the year ended December 31, 2005, exceeding the 2004 amount of $3,983.6 million by $1,126.8 million, or 28.3%. At December 31, 2005, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,452,000 beds as compared with approximately 1,086,000 beds served at December 31, 2004. Contributing in large measure to the growth in Pharmacy Services was the completion of 18 acquisitions in 2005, particularly the acquisitions of

NeighborCare, excelleRx and RxCrossroads. The total increase in Pharmacy Services sales as a result of all 2005 acquisitions is estimated at approximately $870 million. In addition, Pharmacy Services sales increased due to a full year contribution from 2004 acquisitions, increased acuity in certain areas, the contribution of clinical and other services, including disease management, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. The Company estimates that drug price inflation for its highest dollar volume products in 2005 was approximately 5% to 6%. These factors were partially offset by continuing government reimbursement reductions, both state and federal, including overall Medicaid reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs, as well as intense competitive pricing pressures and the increasing use of generic drugs. While the Company is focused on reducing the impact of competitive pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not continue to impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $584.0 million in 2005, a $105.8 million improvement as compared with the $478.2 million earned in 2004. As a percentage of the segment’s sales, operating income was 11.4% in 2005, compared with 12.0% in 2004. The increased operating income was primarily the result of the increased sales discussed above, the addition of NeighborCare, excelleRx and RxCrossroads, the impact of productivity enhancement initiatives, as well as the overall synergies from the integration of prior period acquisitions. Pharmacy Services operating income in the year ended December 31, 2005 also included an expected benefit of $8.1 million attributable to the medication management performance provisions associated with a previously announced agreement with a third party under which Omnicare provided certain services to a now completed disease management demonstration project. In addition, the full year ended December 31, 2004 included the previously discussed charge of $7.4 million pretax in connection with certain state Medicaid audits related to prior periods. The aforementioned positive factors were partially offset by the previously mentioned intensified competitive pricing and government reimbursement pressures, as well as, the previously mentioned 2005 restructuring charge, of which approximately $5.2 million was included in the Pharmacy Services segment, a charge of approximately $4.9 million for the settlement of litigation relating to certain contractual issues with two vendors, and a charge of $1.1 million pretax for acquisition-related expenses pertaining to a proposed transaction that was not consummated. In addition, operating margins were unfavorably impacted by the addition of the large base of lower-margin NeighborCare business, which is currently in the process of being integrated. Although operating margins are generally unfavorably impacted by the initial addition of lower-margin institutional pharmacy acquisitions, the integration efforts have historically resulted in drug purchasing improvements, the consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure and have historically resulted in improved operating margins in the long-term as cost synergies were realized.

On July 28, 2005, Omnicare completed its acquisition of NeighborCare. The acquisition, accounted for as a purchase business combination, included cash consideration of approximately $1.9 billion. The cash consideration included the payoff of certain

NeighborCare debt totaling approximately $328 million, of which $78 million was retired by the Company immediately following the acquisition. In addition, the Company completed a tender offer for and subsequently purchased all of the $250 million outstanding principal amount of NeighborCare’s 6.875% senior subordinated notes, due 2013 (the “NeighborCare Notes”). The total consideration, excluding accrued and unpaid interest, paid for the NeighborCare Notes was approximately $274.2 million.

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

The NeighborCare acquisition provides opportunities to achieve economies of scale and cost synergies. The Company has implemented an integration plan under which the processes have been put in place to achieve such savings in the purchasing of pharmaceuticals, the elimination of redundant functions and the consolidation of facilities in overlapping geographic territories.

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

The Company initially financed the acquisitions of NeighborCare, excelleRx and RxCrossroads with proceeds from a new $3.4 billion credit agreement. In the fourth quarter of 2005, as part of the Company’s financing plan, the Company used the net proceeds from the offering of $225 million of 6.75% senior subordinated notes due 2013, $525 million of 6.875% senior subordinated notes due 2015, as well as the net proceeds from the offering of Omnicare common stock and a portion of the net proceeds from the offering of $977.5 million of 3.25% convertible senior debentures due 2035, to repay a majority of the $3.4 billion credit agreement, as further discussed at the “Financial Condition, Liquidity and Capital Resources” section of the MD&A.

CRO Services Segment

Omnicare’s CRO Services segment recorded revenues of $182.4 million for the year ended December 31, 2005, which were $46.1 million, or 33.8%, higher than the $136.3 million recorded in the same prior year period. In accordance with EITF Issue No. 01-14, the Company included $28.5 million and $18.7 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2005 and 2004, respectively. Revenues for 2005 were higher than in the same prior year period due primarily to the impact of the December 2004 Clinimetrics acquisition and the aforementioned increase in reimbursable out-of-pockets of $9.8 million under EITF No. 01-14.

Operating income in the CRO Services segment was $1.6 million in 2005 compared with $13.0 million in 2004. As a percentage of the segment’s revenue, operating income was 0.9% in 2005 compared with 9.5% in 2004. This decrease is primarily attributable to the previously mentioned 2005 restructuring charge, of which approximately $10.8 million was included in the CRO Services segment, primarily relating to facility lease obligations. Operating income versus the comparable prior-year period was also unfavorably affected, especially in the first three months of the year, by the impact of the Clinimetrics acquisition, largely as a result of the early completion of a large data management project, the results of which were accepted by the Food and Drug Administration more rapidly than anticipated. This resulted in lower revenues to coincide with the existent operating cost structure, which has since been modified through certain productivity improvements and cost reduction efforts. Operating results were also impacted by several client-driven cancellations and delays in the commencement of certain projects during the fourth quarter of 2005, and reflects the somewhat volatile nature of this business given the numerous variables that are outside the Company’s control. Backlog at December 31, 2005 of $268.9 million was $8.0 million less than the December 31, 2004 backlog of $276.9 million, but was $10.6 million higher than the September 30, 2005 backlog of $258.3 million.

Consolidated

The Company’s consolidated gross profit of $1,299.1 million increased $268.7 million for the full year 2005 from the same prior-year period amount of $1,030.4 million. Gross profit as a percentage of total net sales of 24.5% in the year ended December 31, 2005, was modestly lower than the 25.0% experienced during 2004. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from the Company’s formulary compliance program, the increased use of generic drugs, the impact of productivity enhancements, and the addition of the higher-margin excelleRx and RxCrossroads businesses. In addition, the full year 2004 results included the previously discussed charge in connection with certain state Medicaid audits related to prior periods, which lowered gross profit by approximately $2.7 million. The gross profit margin impact of these favorable year-over-year factors were more than offset by the addition of the large base of lower-margin NeighborCare business, the previously mentioned intensified competitive pricing and government reimbursement pressures, as well as the further market penetration of newer branded drugs targeted at the diseases of the elderly, which typically produce higher gross profit, but lower gross profit margins.

Increased leverage in purchasing favorably impacts gross profit and is primarily derived through discounts, rebates and other price concessions from suppliers. Leveraging of fixed and variable overhead costs primarily relates to generating higher sales volumes from pharmacy facilities with no or limited increases in fixed costs (e.g., rent, depreciation, etc.) and negligible to moderate increases in variable costs (e.g., utilities, labor, etc.), as well as the elimination of pharmacies through the Company’s productivity and consolidation initiatives, further discussed below. The Company believes it will be able to continue to leverage fixed and variable overhead costs through both internal and acquired growth.

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

Omnicare’s selling, general and administrative (“operating”) expenses for the year ended December 31, 2005 of $758.7 million were higher than the comparable year amount of $587.9 million by $170.8 million, due primarily to the overall growth of the business, including the aforementioned completion of several acquisitions, including NeighborCare, excelleRx and RxCrossroads. Operating expenses as a percentage of total net sales totaled 14.3% in 2005, consistent with the prior-year period rate of 14.3%. Operating expenses for the year ended December 31, 2005 were unfavorably impacted by a $22.7 million increase in amortization and depreciation expenses largely related to the 2005 acquisitions, the aforementioned $4.9 million charge in connection with the legal settlement of certain contractual issues with two vendors, the aforementioned $3.0 million charge for professional fees and expenses incurred in connection with the issuance of the New Trust PIERS and the purchase of the Company’s 8.125% senior subordinated notes due 2011, and the aforementioned $1.1 million charge for acquisition-related expenses. Also initially impacting operating expenses were the 2005 acquisitions, including the addition of the NeighborCare business, which had a higher operating cost structure at the time of the acquisition. As the NeighborCare integration plan is completed and expected cost synergies are realized, operating expenses as a percentage of net sales should be favorably impacted. Offsetting these factors were the favorable impact of leveraging fixed and variable overhead costs over a larger sales base in 2005 than that which existed in 2004 and the Company’s continued productivity enhancements, including the commencement of a restructuring program in connection with the NeighborCare acquisition. In addition, the full year ended December 31, 2004 included the previously discussed charge in connection with certain state Medicaid audits related to prior periods, which increased operating expenses by approximately $4.7 million.

Investment income for the year ended December 31, 2005 of $5.8 million was higher than the $3.2 million earned in the comparable prior year period, primarily due to higher interest rates and average invested cash and plan asset balances versus the prior year.

Interest expense for the year ended December 31, 2005 of $165.6 million was higher than the $70.4 million in the comparable prior-year period primarily due to increased borrowings under the new debt issuances, as further discussed at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A. In addition, interest expense for the year ended December 31, 2005 included the previously mentioned charges of approximately $35.0 million, primarily related to the debt extinguishment and new debt issuance costs in connection with the Company’s financing plan.

The effective income tax rate was 37.4% in 2005, relatively consistent with the prior-year rate of 37.1%. The effective tax rates in 2005 and 2004 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

2004 vs. 2003

Consolidated

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

Included in 2003 interest expense was a charge of $12.7 million pretax ($7.9 million aftertax, or $0.07 per diluted share), relating to the call premium and write-off of unamortized debt issuance costs associated with the Company’s early redemption of its 5.0%, $345.0 million convertible subordinated debentures as further described at the “Financial Condition, Liquidity and Capital Resources” caption below.

Pharmacy Services Segment

Omnicare’s Pharmacy Services segment recorded sales of $3,983.6 million for the year ended December 31, 2004, exceeding the 2003 amount of $3,345.3 million by $638.3 million, or 19.1%. At December 31, 2004, Omnicare served long-term care facilities comprising approximately 1,086,000 beds as compared with approximately 1,003,000 beds served at December 31, 2003. Contributing in large measure to the growth in Pharmacy Services was the completion of 19 acquisitions in 2004, which individually were not significant but added approximately $240 million to 2004 sales in the aggregate, as well as the acquisition of SunScript in July 2003. Additionally, Pharmacy Services sales increased due to the continued implementation and expansion of the Company’s clinical and other service programs, drug price inflation and the further market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices but are significantly more effective in reducing overall healthcare costs than those they replace. The Company estimates that drug price inflation for its highest dollar volume products in 2004 was approximately 5%. These factors were partially offset by continued intensified competitive pricing pressures, Medicaid reimbursement reductions, including overall reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs, and a continued shift in its payor mix toward lower-margin Medicaid business. Also impacting the 2004 results was the increased use of generic drugs and a special charge during 2004 in connection with certain state Medicaid audits related to prior periods, which lowered sales by approximately $2.7 million.  While the Company is focused on reducing the impact of competitive pricing and governmental reimbursement issues, there can be no assurance that such issues will not continue to impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $478.2 million in 2004, a $65.2 million improvement as compared with the $413.0 million earned in 2003. As a percentage of the segment’s sales, operating income was 12.0% in 2004, compared with 12.3% in 2003. The increased operating income was primarily the result of increased sales and the overall synergies from the integration of the aforementioned 2004 acquisitions, the NCS Healthcare (“NCS”) business and, to a lesser extent, the SunScript acquisition, as well as productivity initiatives throughout the Pharmacy Services segment. Although operating margins are initially unfavorably impacted by the addition of lower-margin businesses when acquired, the integration efforts result in drug purchasing improvements, consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure. Partially offsetting the improved operating income in 2004 was the intensified competitive pricing and Medicaid reimbursement pressures, the previously discussed special charge during the third and fourth quarters of 2004, which lowered operating income by approximately $7.4 million, the initial impact of recently completed acquisitions on margins, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale, and a continued shift in payor mix toward lower-margin Medicaid business.

On July 15, 2003, Omnicare acquired the SunScript pharmacy services business from Sun Healthcare Group, Inc. The acquisition, accounted for as a purchase business combination, included cash consideration and transaction costs of approximately $83 million. An additional $7.7 million deferred payment was made relating to the SunScript acquisition in 2005.

At the time of the acquisition, SunScript provided pharmaceutical products and related consulting services to skilled nursing and assisted living facilities comprising approximately 43,000 beds located in 19 states (excluding beds in Sun Healthcare facilities that Sun Healthcare intended to divest in unrelated transactions). SunScript served these facilities through its network of 31 long-term care pharmacies. The net assets and operating results of SunScript have been included from the date of acquisition in the Company’s financial statements.

CRO Services Segment

Like others in the CRO industry, the performance of the Company’s CRO business reflects the somewhat volatile nature of this business given the numerous variables outside the Company’s control. The softness in revenues in 2004 was attributable to several client-driven cancellations or delays in the commencement or continuation of certain projects.

Omnicare’s CRO Services segment recorded revenues of $136.3 million for the year ended December 31, 2004, which were $17.6 million, or 11.4%, lower than the $153.9 million recorded in the same period in 2003. In accordance with EITF Issue No. 01-14, the Company included $18.7 million and $24.8 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2004 and 2003, respectively. Revenues for 2004 were lower than in 2003 largely due to the impact of client-driven cancellations or delays in the commencement or continuation of certain projects, and a reduction in reimbursable out-of-pockets of $6.1 million under EITF No. 01-14.

Operating income in the CRO Services segment was $13.0 million in 2004 compared with $12.6 million in 2003. As a percentage of the segment’s revenue, operating income was 9.5% in 2004 compared with 8.2% in 2003. Operating income, while benefiting from productivity improvements and cost reduction efforts, was unfavorably impacted primarily by the lower revenues during 2004. Backlog at December 31, 2004 of $276.9 million was $94.1 million greater than the December 31, 2003 backlog of $182.8 million, primarily driven by the late 2004 Clinimetrics acquisition.

Consolidated

The Company’s consolidated gross profit of $1,030.4 million increased $132.8 million in 2004 from the prior-year amount of $897.6 million. Gross profit as a percentage of total net sales of 25.0% in the year ended December 31, 2004, was slightly lower than the 25.7% experienced during 2003. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals due, in part, to the completion of the integration of the NCS business and, to a lesser extent, the SunScript business and other acquisitions along with the benefits realized from the Company’s formulary compliance program, as well as the increased use of generic drugs. These favorable factors were more than offset by the intensified pricing and Medicaid reimbursement pressures, the previously discussed special charge during 2004, which lowered gross profit by approximately $2.7 million, the initial impact of the lower-margin acquisitions completed in 2004, which impact is expected to diminish as the Company achieves drug purchasing improvements, consolidation of redundant pharmacies and other economies of scale, and a continued shift in the Company’s payor mix toward Medicaid during the latter part of 2004. Also unfavorably impacting gross profit as a percentage of total net sales was the further market penetration of newer branded drugs targeted at the diseases of the elderly that typically produce higher gross profit but lower gross profit margins.

Increased leverage in purchasing favorably impacts gross profit and is primarily derived through discounts from suppliers. Leveraging of fixed and variable overhead costs primarily relates to generating higher sales volumes from pharmacy facilities with no increase in fixed costs (e.g., rent) and minimal increases in variable costs (e.g., utilities), as well as the elimination of pharmacies through the Company’s productivity and consolidation initiatives, further discussed below. The Company believes it will be able to continue to leverage fixed and variable overhead costs through internal and acquired growth.

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

Omnicare’s operating expenses for the year ended December 31, 2004 of $587.9 million were higher than the 2003 amount of $510.0 million by $77.9 million, due primarily to the overall growth of the business, including the aforementioned completion of several acquisitions in 2004, which individually were not significant. Operating expenses as a percentage of total net sales, however, totaled 14.3% in 2004, representing a decrease from the 14.6% experienced in 2003. This decrease was primarily due to the realization of synergies from the NCS and SunScript acquisitions, and the leveraging of fixed and variable overhead costs over a larger sales base in 2004 than that which existed in 2003. Operating expenses for the year ended December 31, 2004 also included the previously discussed special charges, which increased operating expenses by approximately $4.7 million, as well as expenses relating to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) which approximated $5 million. Management anticipates such costs associated with its efforts to maintain compliance with Section 404 continuing in 2005, and beyond.

Investment income for the year ended December 31, 2004 of $3.2 million was lower than the $4.2 million earned in the 2003 year. Lower average invested cash balances during 2004 as compared with 2003 was the primary driver for the decrease in investment income.

Interest expense for the year ended December 31, 2004 of $70.4 million was lower than the $81.3 million in the 2003 year primarily relating to the inclusion in 2003 results of the previously mentioned call premium and write-off of the unamortized debt issuance costs relating to the Company’s early redemption and retirement of its $345 million aggregate principal amount of 5.0% convertible subordinated debentures totaling $12.7 million pretax ($7.9 million aftertax, or $0.07 per diluted share).

The effective income tax rate was 37.1% in 2004, relatively consistent with the prior-year rate of 37.4%. The effective tax rates in 2004 and 2003 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring Programs

2005 Program

In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives intended to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient operating infrastructure. These consolidations and productivity initiatives are related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation exist. While the majority of consolidations will result in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies have also been identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives are expected to result in the closure of 24 Omnicare facilities, of which 22 are pharmacy operations. It will also lead to a net reduction in force of approximately 700 Omnicare positions. Of this reduction in force, approximately 93% are in pharmacy operations and the remaining reductions are at the corporate headquarters or the Company’s contract research operations. Restructuring activities in the contract research organization segment relate primarily to facility lease obligations.

In connection with this program, these particular consolidation and productivity initiatives are expected to be completed within 12 months of commencement of the 2005 Program. The Company expects to generate approximately $40 million in pretax savings from pharmacy closures and other consolidation and productivity initiatives implemented in connection with these activities. Given the timing of the initiatives, the Company expects the bulk of these savings to occur beginning in 2006. These initiatives are currently estimated to require a total restructuring charge of approximately $22 million before taxes, which relates solely to the costs associated with the consolidation of Omnicare pharmacies into NeighborCare pharmacies and other productivity initiatives described above. Approximately $19 million (approximately $12 million aftertax, or $0.11 per diluted share) of this pretax charge occurred in the year ended December 31, 2005. The remaining charges of approximately $3 million are expected to occur primarily throughout the first half of 2006.

The 2005 Program restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. Details of the pretax restructuring charges and associated utilization related to the 2005 Program follow (in thousands):

	2005 Provision/ Accrual	Utilized during 2005	Balance at December 31, 2005

Restructuring charges:
Employee severance	$4,364	$(1,555)	$2,809
Employment agreement buy-outs	1,666	(932)	734
Lease terminations	11,187	(1,354)	9,833
Other assets, fees and facility exit costs	1,562	(227)	1,335

Total restructuring charges	$18,779	$(4,068)	$14,711

As of December 31, 2005, the Company had paid approximately $2.5 million to date of severance and other employee-related costs relating to the reduction of approximately 430 employees. The remaining liabilities recorded at December 31, 2005 represent amounts not yet paid or settled relating to actions taken (primarily consisting of remaining lease and severance payments), and will be adjusted in future periods as these matters are finalized.

Phase II Program

During 2005, the Company has substantially completed the finalization of its previously disclosed second phase of the 2001-2002 productivity and consolidation initiative (the “Phase II Program”). The remaining liabilities of $0.3 million at December 31, 2005 are not significant, represent amounts not yet paid relating to actions taken, and will be adjusted as these matters are settled.

Impact of Inflation

As previously mentioned, the Company estimates that drug price inflation for its highest dollar volume products in 2005 approximated 5% to 6%, which tends to impact sales and costs of sales at approximately the same level. Therefore, inflation has not materially affected Omnicare’s income from operations, inasmuch as government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents plus restricted cash at December 31, 2005 were $218.1 million compared with $84.4 million at December 31, 2004 (including restricted cash amounts of $2.7 million and $0.3 million, respectively).

The Company generated positive net cash flows from operating activities of $263.5 million during the year ended December 31, 2005, compared with net cash flows from operating activities of $168.9 million and $174.1 million during the years ended December 31, 2004 and 2003, respectively. Largely contributing to net cash flows from operating activities during the year ended December 31, 2005 was operating results during the period. Year-over-year cash flow was favorably impacted by $26 million owing to a catch-up in the receipt of payments from the Illinois Department of Public Aid (“Illinois Medicaid”). Net cash flows from operating activities for 2005 versus 2004 also included a year-over-year favorable impact of a one-time deposit paid in 2004 of $44 million related to a change in payment terms with the Company’s drug wholesaler, as well as a payment in 2004 of approximately $18 million related to a reduction in an acquired company’s payable to its previous wholesaler. In addition, in the fourth quarter of 2004, a broad-based slowdown in payments from Illinois Medicaid occurred unfavorably impacting cash flow by approximately $27 million. These favorable variances were partially offset by the cash portion of the special charges paid during the fourth quarter of 2005 of approximately $23 million. Also unfavorably impacting year-over-year comparisons were increased uses of operating cash flow in 2005 for other working capital demands. Operating cash flows, as well as proceeds from new debt borrowings and the issuance of common stock, were used primarily for acquisition-related payments, debt repayments, capital expenditures and dividends.

Net cash used in investing activities was $2.6 billion, $416.0 million and $678.0 million in 2005, 2004 and 2003, respectively. Acquisitions of businesses required cash payments of $2.6 billion (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in 2005 relating to 18 acquisitions, which were primarily funded by proceeds from new debt borrowings and the issuance of common stock, as further discussed below, operating cash flows and existing cash balances. Acquisitions of businesses during 2004 and 2003 required cash payments of $398.6 million and $663.4 million, respectively, (including amounts payable pursuant to acquisition agreements relating to pre-2004 and pre-2003 acquisitions), which were primarily funded by borrowings under the Company’s old credit facility, operating cash flows and existing cash balances. Omnicare’s capital requirements are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash provided by financing activities was $2.5 billion for the year ended December 31, 2005. The Company entered into a new $3.4 billion Credit Agreement during the third quarter of 2005, primarily to provide interim financing for the NeighborCare, excelleRx and RxCrossroads transactions. The Credit Agreement, as further discussed below, consisted of a $1.9 billion 364-day loan facility, a five year $800 million revolving credit facility due 2010 and a five year $700 million senior term A loan facility due 2010. Proceeds from the Credit Agreement were also utilized to retire the Company’s old revolving credit facility and old term A loan, resulting in net payments on these two borrowings of $305.4 million during the year ended December 31, 2005. On December 15, 2005, the Company completed a major refinancing undertaken primarily to provide long-term financing for the NeighborCare, excelleRx and RxCrossroads transactions. Total gross proceeds from the refinancing, as further discussed below, were approximately $2.5 billion from the issuance of $225 million of 6.75% senior subordinated notes due 2013, $525 million of 6.875% senior subordinated notes due 2015, $977.5 million of 3.25% convertible senior debentures due 2035, and $765.9 million of Omnicare common stock (excluding gross proceeds of approximately $51 million received in January 2006 from the underwriters of the common stock offering exercising their option in part to purchase an additional 850,000 shares of common stock at $59.72 per share). The net proceeds from the refinancing were primarily utilized to payoff the interim financing provided by the $1.9 billion 364-day loan facility and the purchase of approximately $366 million of the Company’s 8.125% senior subordinated notes due 2011 pursuant to a tender offer and consent solicitation. At December 31, 2005, there were no outstanding borrowings on the $800 million revolving credit facility, and $700 million in borrowings were outstanding on the new senior term A loan facility. At December 31, 2005, the remaining outstanding principal amount of the 8.125% senior subordinated notes due 2011 was $8.8 million. Net cash provided by financing activities was $144.4 million in 2004. Net borrowings on the then existing credit facility totaled $170 million in 2004 and were primarily used for payments related to the acquisition of businesses. Net cash provided by financing activities was $549.9 million in 2003. Net borrowings were primarily used in connection with the acquisition of NCS HealthCare, Inc. and included borrowings of $499.0 million under the then existing credit facility in the first quarter of 2003. The Company also completed a refinancing plan in June 2003, as discussed below, in which it raised $1,033.6 million. Partially offsetting these borrowings were payments on debt of $593.1 million during 2003, as well as the early redemption and retirement during 2003 of $345.0 million of 5.0% convertible subordinated debentures due 2007 (the “5.0% Convertible Debentures”).

On February 16, 2006, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2006, which is consistent with annual dividends paid per common share for the 2005, 2004 and 2003 years. Aggregate dividends of $9.5 million paid during 2005 were relatively consistent with the $9.4 million and $8.9 million paid in 2004 and 2003, respectively.

There were no material commitments and contingencies outstanding at December 31, 2005, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual

Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions that may become payable and the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$3,074,171	$345,000	$—	$742,896	$1,986,275
Capital lease obligations(a)	20,948	10,943	9,456	549	—
Operating lease obligations	182,202	41,709	65,262	40,489	34,742
Purchase obligations(b)	82,455	76,455	6,000	—	—
Other current obligations(c)	407,045	407,045	—	—	—
Other long-term obligations(d)	246,429	—	112,756	20,362	113,311

Subtotal	4,013,250	881,152	193,474	804,296	2,134,328
Future interest relating to debt and capital lease obligations(e)	2,101,612	151,804	301,677	284,211	1,363,920

Total contractual cash obligations	$6,114,862	$1,032,956	$495,151	$1,088,507	$3,498,248

(a)	The above debt obligation amounts represent the principal portion of the associated debt obligations.
(b)	Purchase obligations primarily consist of open inventory purchase orders, as well as obligations for other goods and services, at period end.
(c)	Other current obligations primarily consist of accounts payable at period end.
(d)

Other long-term obligations is largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities and the obligation associated with the interest rate Swap Agreement discussed below.

(e)

Represents estimated future interest costs based on the stated fixed interest rate of the debt, or the variable interest rate in effect at December 31, 2005 for variable interest rate debt. The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures. To the extent that any debt would be paid off by Omnicare prior to the stated due date, the estimated future interest costs would change accordingly.

As of December 31, 2005, the Company had approximately $20.9 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

2005 Refinancing

During the year ended December 31, 2005, the Company entered into a new $3.4 billion Credit Agreement consisting of a $1.9 billion 364-day loan facility, with original maturity dates spanning from July 26, 2006 through August 17, 2006 (the “364-Day Loans”), a five year $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and a five year $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans was payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. The 364-Day Loans were repaid in full with proceeds from a major refinancing completed in late 2005, as further described below. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate. The interest rate on the Revolving Loans and the Term Loans was 5.12% at December 31, 2005. The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

The Company primarily used the net proceeds from the Credit Agreement to repay amounts outstanding, as of July 28, 2005, under the Company’s old term A loan of $123.1 million and old revolving credit facility of $181 million, and for the acquisitions of NeighborCare, excelleRx and RxCrossroads (see the “Acquisitions” note for additional discussion of these acquisitions). As of December 31, 2005, there was no amount drawn under the Revolving Loans and $700 million outstanding under the Term Loans due 2010.

In connection with the execution of the new Credit Agreement, the Company has deferred debt issuance costs of $11.7 million, which consisted of $2.7 million deferred from the old term A loan and the old revolving credit facility and $9.0 million of new debt issuance costs. Interest expense included a charge of approximately $8.7 million pretax in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the Term Loans and the Revolving Loans, and debt costs related to the 364-Day Loans. The Company amortized approximately $1.0 million of the $11.7 million deferred issuance costs during the year ended December 31, 2005.

In addition to the new Credit Agreement, the Company had additional borrowings of long-term debt during the year ended December 31, 2005 approximating $43 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate, listed at 4.31% per annum as of December 31, 2005.

On December 15, 2005, the Company completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013 (the “6.75% Senior Notes”), and its offering of $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015 (the “6.875% Senior Notes”). In connection with the issuance of the 6.75% Senior Notes and the 6.875% Senior Notes, the Company has deferred $15.3 million of debt issuance costs, of which approximately $0.1 million was amortized in the year ended December 31, 2005.

On December 15, 2005, Omnicare also completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (the “3.25% Convertible Debentures”), including the exercise in full by the underwriters of their option to purchase additional debentures. The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter and in certain other circumstances. The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances. The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures. Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision. The embedded derivatives are valued periodically by a third-party advisor, and at December 31, 2005, the values of the derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred $26.9 million of debt issuance costs, of which approximately $0.1 million was amortized in the year ended December 31, 2005.

Also on December 15, 2005, the Company completed an offering of 12,825,000 shares of common stock (not including the underwriters’ option to purchase additional shares), $1 par value, at $59.72 per share for gross proceeds of approximately $766 million (the “2005 Common Stock Offering”). In January 2006, the underwriters exercised their option in part to purchase an additional 850,000 shares of common stock at $59.72 for additional gross proceeds of approximately $51 million.

On December 5, 2005, Omnicare commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $375 million outstanding principal amount of its 8.125% senior subordinated notes due 2011 (the “8.125% Senior Notes”), originally issued, at par value, in 2001. In connection with the Tender Offer, the Company solicited consents to effect certain proposed amendments to the indenture governing the 8.125% Senior Notes. On December 16, 2005 (the “Consent Payment Deadline”), tenders and consents had been received with respect to $366.2 million aggregate principal amount of the 8.125% Senior Notes (approximately 98% of the total outstanding principal amount). The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered prior to December 16, 2005 was $1,048.91, which included a $20 consent payment. As of December 31, 2005, approximately $8.8 million of the 8.125% Senior Notes remained outstanding. Subsequent to the Consent Payment Deadline and December 31, 2005, and prior to the Tender Offer expiration of midnight, New York City time, on January 3, 2006, an additional $0.6 million aggregate principal amount was validly tendered. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered subsequent to the Consent Payment Deadline and prior to expiration was $1,028.91, which did not include a $20 consent payment. In connection with the purchase of the 8.125% Senior Notes, the Company incurred early redemption fees of approximately $17.9 million pretax and the write-off of debt issuance costs of approximately $5.8 million pretax, both of which were recorded in interest expense in the income statement for the year ended December 31, 2005. Additionally, the Company incurred approximately $1.1 million of professional fees associated with the purchase of the 8.125% Senior Notes, which were recorded in selling, general and administrative expenses in the 2005 income statement.

2003 Refinancing

During the second quarter of 2003, the Company completed its offering of $250.0 million aggregate principal amount of 6.125% senior subordinated notes due 2013 (the “6.125% Senior Notes”), issued at par, and 6,468,750 shares of common stock, $1 par value, at $29.16 per share for gross proceeds of approximately $189 million (the “2003 Common Stock Offering”), and the offering, through Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”), of $345.0 million aggregate principal amount of 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) (further discussed at the “4.00% Trust Preferred Income Equity Redeemable Securities” section below).

In early 2001, the Company entered into a three-year syndicated $500.0 million revolving line of credit facility (the “2001 Revolving Credit Facility”), including a $25.0 million letter of credit subfacility, with various lenders. In January 2003, the Company borrowed $499.0 million under the 2001 Revolving Credit Facility to finance its acquisition of NCS. The 2001 Revolving Credit Facility was retired in connection with the mid-2003 refinancing transactions, as further described below.

In connection with the mid-2003 refinancing, the Company entered into four-year $750.0 million credit facilities (“2003 Credit Facilities”) consisting of a $250.0 million term A loan facility and a $500.0 million revolving credit facility, including a $25.0 million letter of credit subfacility. The 2003 Credit Facilities bore interest at the Company’s option at a rate equal to either: (i) LIBOR plus a margin that varies depending on certain ratings on the Company’s senior long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company was charged a commitment fee on the unused portion of the revolving credit portion of the 2003 Credit Facilities, which also varied depending on such ratings. There was no utilization fee associated with the 2003 Credit Facilities.

The Company used the net proceeds from the 6.125% Senior Notes offering and borrowings of $250.0 million under the term A loan facility portion of the 2003 Credit Facilities to repay the balance of the Company’s 2001 Revolving Credit Facility of $474.0 million, with remaining proceeds being used for general corporate purposes. The Company repaid $135.4 million of the term A loan and $170 million under the revolving credit facility during 2005, in connection with retirement of the 2003 Credit Facilities as part of the aforementioned 2005 refinancing.

The Company used a portion of the net proceeds from the 2003 Common Stock Offering and the net proceeds from the Old Trust PIERS offering to redeem the entire outstanding $345.0 million aggregate principal amount of the Company’s 5.0% Convertible Debentures, with remaining proceeds being used for general corporate purposes. The total redemption price, including the call premium, was approximately $353.9 million. Accordingly, a $12.7 million pretax charge ($7.9 million aftertax, or $0.07 per diluted share) was recognized in interest expense during the year ended December 31, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5.0% Convertible Debentures.

In connection with its offering of $250.0 million of the 6.125% Senior Notes due 2013, during the second quarter of 2003, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with respect to all $250.0 million of the aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate (including the 2.27% spread) was 6.95% at December 31, 2005. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, so changes in fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $19.8 million at December 31, 2005 is recorded in the “Other noncurrent liabilities” line of the Consolidated Balance Sheets, and a reduction to the book carrying value of the related 6.125% Senior Notes.

4.00% Junior Subordinated Convertible Debentures:

During the first quarter of 2005, the Company completed its offer to exchange up to $345 million aggregate liquidation amount of the Old Trust PIERS of the Old Trust, for an equal amount of the New Trust PIERS of the New Trust. The New Trust PIERS have substantially similar terms to the Old Trust PIERS, except that the New Trust PIERS have a net share settlement feature. In connection with the exchange offer, the composition of the Company’s 4.00% junior subordinated convertible debentures underlying the trust PIERS was impacted. Additional information regarding the 4.00% junior subordinated convertible debentures underlying the Old Trust PIERS and the New Trust PIERS is summarized below.

Original 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures (the “Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Company common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are valued periodically by a third-party advisor, and at December 31, 2005, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offering discussed in further detail at the “Series B 4.00% Junior Subordinated Convertible Debentures” caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

Series B 4.00% Junior Subordinated Convertible Debentures

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of New Trust PIERS of the New Trust plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (the “New 4.00% Debentures”) issued by the Company with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust. Subsequent to the completion of the exchange offering and at period end, the Company has $333,766,950 of New 4.00% Debentures outstanding.

The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Company common stock, whereas the outstanding Old Trust PIERS are convertible only into Company common stock (except for cash in lieu of fractional shares).

As of December 31, 2005, the aforementioned contingent conversion threshold of the Old 4.00% Debentures and the New 4.00% Debentures had been attained. As a result, the Old 4.00% Debentures and the New 4.00% Debentures were convertible by the debt holders to cash and to common stock, and have been classified as current versus long-term debt on the consolidated balance sheet as of December 31, 2005.

The purpose of the exchange offer was to change the conversion settlement provisions of the Old Trust PIERS. As disclosed in the “Description of Business and Summary of Significant Accounting Policies” note to the Consolidated Financial Statements, the Company made this change in response to the issuance by the EITF of the FASB of EITF Issue No. 04-8, which, effective December 15, 2004, changed the accounting rules applicable to the Old Trust PIERS and required the Company to include the common stock issuable upon conversion of the Old Trust PIERS in the Company’s diluted shares outstanding, regardless of whether the market threshold has been met. By committing to pay up to the stated liquidation amount of the New Trust PIERS to be converted in cash upon conversion, the Company is able to account for the New Trust PIERS under the treasury stock method, which is expected to be less dilutive to earnings per share than the “if converted” method required by EITF 04-8.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.4 million, $0.4 million and $0.2 million was amortized in each of the years ended December 31, 2005, 2004 and 2003, respectively. As previously disclosed, the year ended December 31, 2005 included a special charge to operating expenses totaling $1.8 million pretax in connection with the issuance of the New Trust PIERS.

The Credit Agreement, the 8.125% Senior Notes, the 6.125% Senior Notes, the 6.75% Senior Notes, the 6.875% Senior Notes, the Old and New 4.00% Debentures, and the 3.25% Convertible Debentures contain representations and warranties, covenants and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the Credit Agreement are based on prevailing market rates as discussed in the following section.

The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings, will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Although the Company has no current plans to refinance its indebtedness, issue additional indebtedness, or issue additional equity, the Company believes that external sources of financing are readily available and will access them as deemed appropriate (although no assurances can be given regarding the Company’s ability to obtain additional financing in the future).

Off-Balance Sheet Arrangements:

As of December 31, 2005, the Company had two unconsolidated entities, the Old Trust and the New Trust, which were established for the purpose of facilitating the offerings of the Old Trust PIERS and the New Trust PIERS, respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item on Omnicare’s consolidated balance sheet, and the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees and the Old 4.00% Debentures and New 4.00% Debentures are included in Omnicare’s notes to consolidated financial statements. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

As of December 31, 2005, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at December 31, 2005 include $700.0 million outstanding under the variable-rate term A loan at an interest rate of 5.12% at December 31, 2005 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $7.0 million per year); $42.9 million borrowed on a variable-rate term loan at an interest rate of 4.31% at December 31, 2005 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.4 million per year); $8.8 million outstanding under its fixed-rate 8.125% Senior Notes, due 2011; $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035. In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 6.95% at December 31, 2005 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $19.8 million at December 31, 2005 is recorded as a noncurrent liability and a reduction to the carrying value of the related 6.125% Senior Notes. At December 31, 2005, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31,
	2005		2004

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

8.125% senior subordinated notes, due 2011	$8,775	$9,200	$375,000	$403,100
6.125% senior subordinated notes, due 2013	250,000	245,600	250,000	251,300
6.75% senior subordinated notes, due 2013	225,000	230,900	—	—
6.875% senior subordinated notes, due 2015	525,000	538,100	—	—
4.00% junior subordinated convertible debentures, due 2033	345,000	512,800	345,000	380,600
3.25% convertible senior debentures, due 2035	977,500	972,000	—	—

Embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. In addition, the 3.25% Convertible Debentures include an interest reset provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2005, the values of the derivatives embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations.

The Company has operations and revenue that occur outside of the U.S. and transactions that are settled in currencies other than the U.S. dollar, exposing it to market risk related to changes in foreign currency exchange rates. However, the substantial portion of the Company’s operations and revenues and the substantial portion of the Company’s cash settlements are exchanged in U.S. dollars. Therefore, changes in foreign currency exchange rates do not represent a substantial market risk exposure to the Company. In connection with the acquisition of Canadian-based Medico pharmacy, Omnicare entered into a $50 million (Canadian) foreign exchange transaction arrangement on December 29, 2004. This arrangement expired on January 7, 2005, and had an immaterial impact on the consolidated financial position, income statement and cash flows of the Company.

The Company does not have any financial instruments held for trading purposes.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of these financial statements, Omnicare management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the related disclosure of commitments and contingencies. On a regular basis, the Company evaluates the estimates used, including those related to bad debts, contractual allowances, inventory valuation, impairment of goodwill, insurance accruals, pension obligations, income taxes, stock-based compensation, legal and regulatory contingencies and other operating allowances and accruals. Management bases its estimates on a combination of factors, including historical experience, current conditions, feedback from outside advisors where feasible and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. The Company’s significant accounting policies are summarized in the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. An accounting policy is considered to be critical if it is important to the determination of the registrant’s financial position and operating results, and requires significant judgment and estimates on the part of management in its application. Omnicare’s critical accounting estimates and the related assumptions are evaluated periodically as conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently and highly uncertain, including those matters further discussed below. If actual results were to differ materially from the judgments and estimates made, the Company’s reported financial position and/or operating results could be materially affected. Omnicare management continually reviews these estimates and assumptions in preparing the financial statements. The Company believes the following critical accounting policies and estimates involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Omnicare recognizes revenue when products or services are delivered or provided to the customer.

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by state Medicaid and, to a lesser extent, federal Medicare programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors. Since billing functions of the Company are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicaid and third-party claims (oftentimes approved once additional information is provided to the payor). The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2005 contractual allowance amounts from Medicaid and third-party payors to be significant to its future operating results, cash flows and consolidated financial position.

Patient co-payments are associated with certain state Medicaid programs, Medicare Part B and certain third-party payors and are typically not collected at the time products are delivered or services are rendered, but are billed to the individual as part of the Company’s normal billing procedures. These co-payments are subject to the Company’s normal accounts receivable collections procedures.

A patient may be dispensed prescribed medications (typically no more than a 2-3 day supply) prior to insurance being verified in emergency situations, or for new facility admissions after hours or on weekends. As soon as practicable (typically the following business day), specific payor information is obtained so that the proper payor can be billed for reimbursement.

Under certain circumstances, the Company accepts returns of medications and issues a credit memo to the applicable payor. The Company estimates and accrues for sales returns based on historical return experience, giving consideration to the Company’s return policies. Product returns are processed in the period received and are not significant when compared to the overall sales and gross profit of the Company.

Contract Research Services Segment

A portion of the Company’s overall revenues relate to the Contract Research Services (“CRO”) segment, and are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units-of-service basis. These contracts specifically identify the units-of-service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units-of-service. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units-of-service. The Company’s contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue, on the respective lines of the Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance and financial condition. Omnicare’s primary collection risk relates to facility and private pay customers. The Company provides a reserve for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Omnicare establishes this allowance for doubtful accounts using the specific identification approach, and considering such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. Management reviews this allowance on an ongoing basis for appropriateness. Judgment is used to assess the collectibility of account balances and the economic ability of customers to pay.

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable”; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by the days in the quarter to derive the DSO amount. Omnicare’s DSO was approximately 72 days at December 31, 2005, which was relatively consistent with the December 31, 2004 DSO of approximately 71 days. The allowance for doubtful accounts as of December 31, 2005 was $169.4 million, compared with $123.3 million at December 31, 2004. These allowances were 11.8% and 12.8% of gross receivables (net of contractual allowances) as of December 31, 2005 and 2004, respectively. Although no near-term changes are expected, unforeseen changes to future allowance for doubtful accounts percentages could materially impact the overall financial results and/or financial position of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of December 31, 2005 would result in an increase to the allowance for doubtful accounts, as well as bad debt expense, of approximately $14.3 million pretax.

The following table is an aging of the Company’s December 31, 2005 and 2004 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2005

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B and Third Party payors	$409,383	$37,883	$447,266
Facility payors	549,186	170,752	719,938
Private Pay payors	171,907	71,740	243,647
CRO	18,816	357	19,173

Total gross accounts receivable (net of contractual allowance adjustments)	$1,149,292	$280,732	$1,430,024

	December 31, 2004

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B and Third Party payors	$303,638	$29,871	$333,509
Facility payors	355,593	97,449	453,042
Private Pay payors	120,579	40,783	161,362
CRO	13,085	995	14,080

Total gross accounts receivable (net of contractual allowance adjustments)	$792,895	$169,098	$961,993

Patient charges pending approval from Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end. Once an approval to bill Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicaid or third-party receivable amount is recorded. The Company’s policy is to resolve accounts receivable with pending status as soon as practicable, typically on a weekly basis. Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2005.

Omnicare has standard policies and procedures for collection of its accounts receivable. The Company’s collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, the use of an in-house national collections department or outside collection agencies, and potentially mediation/arbitration or litigation when accounts are considered unresponsive. Omnicare’s collection efforts primarily relate to its facility and private pay customers. When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the national credit and collections department includes the exposed balance in its allowance for doubtful accounts requirements. At such time that a balance is definitively deemed to be uncollectible by Omnicare management (including the national credit and collections department), collections agencies and/or outside legal counsel, the balance is manually written off against the allowance for doubtful accounts. At December 31, 2005, the Company does not have a significant amount of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

Given the Company’s experience, management believes that the reserves for potential losses are adequate, but if any of the Company’s larger customers were to unexpectedly default on their obligations to Omnicare, the Company’s overall allowances for doubtful accounts may prove to be inadequate. In particular, if economic conditions worsen, the payor mix shifts significantly, or the Company’s customers’ reimbursement rates are adversely affected, impacting Omnicare’s customers’ ability to pay their bills, management may adjust the allowance for doubtful accounts accordingly, and the Company’s accounts receivable collections, cash flows, financial position and results of operations would then be, potentially, adversely affected.

Inventories

The Company maintains inventory at lower of cost or market, with cost determined on the basis of the first-in, first-out method. There are not any significant obsolescence reserves recorded since the Company has not historically experienced (nor does it expect to experience) significant levels of inventory obsolescence write-offs.

Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases the Company’s policy is to perform them at least once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. The Company evaluates various criteria in developing estimated cost of goods sold during non-inventory months, including the historical cost of goods sold trends based on prior physical inventory results; a review of cost of goods sold information reflecting current customer contract terms; and consideration and analysis of changes in customer base, product mix, payor mix, state Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold. Actual cost of goods sold has not varied significantly from estimated amounts in non-physical inventory months.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and other indefinite-lived intangible assets be reviewed for impairment using a fair value based approach at least annually. SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired, and requires goodwill to be tested between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its book carrying amount. The Company’s assessments to date have indicated that goodwill has not been impaired.

The Company’s assessment of goodwill impairment is largely dependent on estimates of future cash flows at the aggregated reporting unit level, and a weighted-average cost of capital. The estimates of these future cash flows are based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis is performed. Further, they require management’s subjective judgments and take into account assumptions about overall growth rates and increases in expenses. To the extent the book carrying value of the assets exceed their fair value; an impairment loss would be recorded. Changes in these estimates of future cash flows or weighted-average cost of capital due to unforeseen events and circumstances could cause Omnicare’s analysis to indicate that goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of the Company’s goodwill, which could be material to the Company’s financial position, results of operations or cash flows. However, considering the results of its latest goodwill impairment review, particularly given the substantial margin by which fair value exceeded carrying amounts in its largest segment, Pharmacy Services, the Company does not anticipate a material impact on the consolidated financial statements from differences in these assumptions in the near term, although there can be no assurances given in this regard.

In connection with certain acquisitions, Omnicare has engaged an independent valuation firm to assist with the identification and valuation of other identifiable intangible assets. The Company also continues to evaluate the tax effects and other preacquisition contingencies relating to these acquisitions. Omnicare is in the process of completing its purchase price allocation for these acquisitions and, accordingly, the related goodwill balance is preliminary and subject to change, and such changes could be material.

Insurance Accruals

Omnicare is self-insured for certain employee health insurance claims. The Company manages its health insurance risk by obtaining individual and aggregate stop-loss coverage in the amount of $150,000 per claim and 125% of expected aggregate claims, or approximately $12.0 million for the 2005 year. Omnicare insures all of its property and casualty programs (including worker’s compensation and professional liability) in excess of self-insured retentions, or deductibles, on the various policies of insurance (which range from between $5,000 and $1,000,000 per claim, depending on the type of coverage). Omnicare closely monitors and continually evaluates its historical claims experience, and obtains input from third-party insurance and valuation professionals, to estimate the appropriate level of accrual for its self-insured programs, including deductibles. These accruals include provision for incurred, as well as incurred but not yet reported, claims. In developing its self-insurance accrual estimates, the Company’s liability calculation also considers the historical claim lag periods and current payment trends of insurance claims (generally 2-3 months for health, and 48-60 months for all other coverages). A change in the historical claim lag period assumption by one month for health insurance claims would affect health insurance expense by approximately $1.2 million pretax. A change in the historical claim lag period by one month for property and casualty insurance claims would affect property and casualty insurance expense by approximately $0.3 million pretax.

Although significant fluctuations may occur in the short-term due to unforeseen events potentially resulting in atypical claims experience, the Company’s historical claims experience, coupled with its stop-loss coverages, has consistently supported management’s assumption that this methodology provides for reasonable insurance expense estimates and accruals over a long-

term period. While the ultimate settlement of these claims may vary, individually and in the aggregate, from the Company’s estimates and accruals, Omnicare believes that the overall accrual amounts and resultant expense provided in the consolidated financial statements are materially correct.

Employee Benefit Plans

For certain of its employee benefit plans, the Company utilizes estimates in developing its actuarial assumptions (including such items as the expected long-term rate of return on plan assets, discount rate, mortality rates, and the rate of compensation increase, among other items), and relies on actuarial computations to estimate the future potential liability, expense and funding requirements associated with these benefits. While it is required that the actuarial assumptions be reviewed each year as of the measurement date of December 31, the actuarial assumptions generally do not change between measurement dates. During Omnicare’s annual review, generally near the beginning of the fiscal year, the Company reviews and updates these assumptions, and considers current market conditions and input from its third-party advisors, including any changes in interest rates, in making these assumptions. These actuarial assumptions and estimates attempt to anticipate future events, and if assessed differently or materially vary from actual results due to changing market and economic conditions, could have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. However, a one percentage point change in any of the individual aforementioned assumptions used to calculate the Company’s pension obligation, holding all other assumptions constant, would not have a material impact on the Company’s consolidated operating results.

Taxes

The Company estimates its current and deferred tax assets and liabilities, including those relating to recently acquired subsidiaries, based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, as well as the realization of deferred tax assets (including those relating to net operating losses). The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. Omnicare periodically reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on the Company’s expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and Omnicare’s tax methods of accounting.

The Company also reviews its tax liabilities, including those relating to recently acquired subsidiaries, giving consideration to the relevant authoritative guidance, including SFAS No. 109, “Accounting for Income Taxes,” as well as SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), which requires an accrual for estimated losses when it is probable that a liability has been incurred and the amount can be reasonably estimated. These estimates may change in the future, as actual results and any new information becomes known, and such changes could be material to the consolidated financial statements.

If the Company is unable to generate sufficient future taxable income by jurisdiction, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then the Company could be required to increase its valuation allowance against its deferred tax assets, resulting in an increase in the effective tax rate and related tax expense.

Omnicare operates in a significant number of states and tax jurisdictions with varying tax laws. The Company is subject to both federal and state audits of tax returns in the normal course of business. While the Company believes it has provided adequately for tax liabilities in its consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on Omnicare’s consolidated financial position, results of operations or cash flows. If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience tax losses. Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential tax gains. A one percentage point change in the Company’s overall 2005, 2004 and 2003 effective tax rates would impact tax expense and net income by $3.6 million, $3.8 million and $3.1 million, respectively (or $0.03, $0.03 and $0.03 per diluted share, respectively).

Stock-Based Compensation

The Company accounts for stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. For footnote disclosure purposes, the Company calculates the impact of using the fair-value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123”. Under the fair-value method, the cost of stock option grants and other incentive awards to employees and directors is generally measured by the fair value of the awards on their grant dates and is recognized over the vesting periods of the awards. The Company estimates the fair value of stock option grants as of the date of each grant, using a Black-Scholes option-pricing model. This model incorporates reasoned assumptions, primarily regarding (1) the expected volatility of the Company’s common stock price, (2) estimated risk-free interest rates, (3) the expected dividend yield, if any, and (4) the expected lives of the respective options. Considering the importance of each of the above assumptions in the calculation of fair value, the Company re-evaluates the estimate of these assumptions on a quarterly basis. While the Company believes its stock option fair value calculations are materially accurate, a one percentage point change in any of the individual aforementioned assumptions, holding all other assumptions constant, would not have a material impact on the fair value calculated for options or the related pro forma periodic expense recognized by the Company in its footnote disclosures. Although Omnicare continues to evaluate the impact of adopting SFAS 123R in the first quarter of 2006, Omnicare currently expects the dilutive impact of this new standard on its financial results for 2006 to reduce diluted earnings per share by approximately $0.05, based on outstanding stock options and restricted stock awards at December 31, 2005. To the extent that any new stock options or stock awards are granted subsequent to January 1, 2006, the estimated dilutive impact to Omnicare’s 2006 diluted earnings per share and thereafter would change accordingly.

Legal Contingencies

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject (and including reviews of individual Omnicare pharmacy’s reimbursement documentation and administrative practices). Oftentimes, these inspections, audits and inquiries relate to prior periods, including periods predating Omnicare’s actual ownership of a particular acquired unit. The Company is also involved with various legal actions arising in the normal course of business. Each quarter, the Company reviews, including consultation with its outside legal advisors where applicable, the status of any inspections, audits, inquiries, legal claims and legal proceedings and assesses its potential financial exposure. If the potential loss from any of these is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss, in accordance with SFAS 5. To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, the low end of the range is accrued, as required by GAAP. Because of inherent uncertainties related to these matters, the use of estimates, assumptions, judgments and external factors beyond the Company’s control, accruals are based on the best information available at the time. As additional information becomes available, Omnicare reassesses the potential liability related to any pending inspections, audits, inquiries, claims and litigation and may revise its estimated exposure upward or downward accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s results of operations and financial position.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26, and Chi v. Omnicare, Inc., et al., No. 2:06cv31, were filed against Omnicare and two of its officers in the United States District Court For the Eastern District of Kentucky purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints, which purport to be brought on behalf of all Omnicare shareholders, allege that Omnicare has artificially inflated its earnings by engaging in improper generic drug substitution and that the defendants have made false and misleading statements regarding the Company’s business and prospects. The complaints seek, among other things, compensatory damages and injunctive relief.

Also on February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state healthcare laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief.

The Company believes the above-described purported class and derivative actions are without merit and intends to vigorously defend the actions.

The Company has received administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, seeking information arising out of the Company’s relationships with certain manufacturers and distributors of pharmaceutical products. The Company believes that its purchases of pharmaceuticals comply with all applicable laws and regulations. In addition, the federal government and certain states are investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company is cooperating fully in these matters. Although the Company cannot predict the ultimate outcome of these matters, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company indemnifies the directors and officers of the Company for certain liabilities that might arise from the performance of their job responsibilities for the Company. Additionally, in the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this involves the resolution of claims made, or future claims that may be made, against the Company, its directors and/or officers, the outcomes of which is unknown and not currently predictable.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement adopts the International Accounting Standards Board (the “IASB”) view related to inventories, that abnormal amounts of idle capacity, freight, handling costs, and spoilage cost should be excluded from inventory and expensed as incurred. This Statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement is a result of the convergence project between the FASB and the IASB, and updates and clarifies existing accounting pronouncements regarding principles surrounding non-monetary asset exchanges. This Statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires the Company to record compensation costs relating to equity-based payments, in its financial statements, over the requisite service period (usually the vesting period). This Statement is effective for the Company in the period beginning January 1, 2006. The Company currently intends to elect the “modified prospective application” method of implementing SFAS 123R. This method requires that SFAS 123R be applied to all new awards whose service inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased, or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which the requisite service has not been rendered (i.e., nonvested portion) and are outstanding as of January 1, 2006 to be recognized as the requisite service is rendered on or after January 1, 2006. Although Omnicare continues to evaluate the impact of adopting of SFAS 123R to the Company, Omnicare currently expects the dilutive impact of this new standard on its financial results for 2006 to reduce diluted earnings per share by approximately $0.05, based on outstanding stock options and restricted stock awards at December 31, 2005. To the extent that any new stock options or stock awards are granted subsequent to January 1, 2006, the estimated dilutive impact to Omnicare’s 2006 diluted earnings per share and thereafter would change accordingly.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or not be within the control of the entity. This interpretation is effective for the Company beginning December 31, 2005. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. The intent of this guidance is primarily to reduce operational complexity associated with bifurcating embedded derivatives, among other items. SFAS 155 is effective for new instruments issued by the Company beginning January 1, 2007. The Company currently does not believe SFAS 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

Outlook

Historically, the Company has derived approximately one-half of its revenues directly from government sources, principally state Medicaid programs and to a lesser extent the federal Medicare program, and one-half from the private sector (including individual residents, third-party insurers, long-term care and other institutional health care facilities and its contract research organization business).

As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs. Since 1997, Congress has passed a number of federal laws that have effected major changes in the healthcare system.

The Balanced Budget Act of 1997 (the “BBA”) sought to achieve a balanced federal budget by, among other things, changing the reimbursement policies applicable to various healthcare providers. In an important change for the skilled nursing facility (“SNF”) industry, the BBA provided for the introduction in 1998 of the prospective payment system (“PPS”) for Medicare-eligible residents of SNFs. Prior to PPS, SNFs under Medicare received cost-based reimbursement. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS resulted in a significant reduction of reimbursement to SNFs. Admissions of Medicare residents, particularly those requiring complex care, declined in many SNFs due to concerns relating to the adequacy of reimbursement under PPS. This caused a weakness in Medicare census leading to a significant reduction of overall occupancy in the SNFs the Company serves. This decline in occupancy and acuity levels adversely impacted Omnicare’s results beginning in 1999, as the Company experienced lower utilization of Omnicare services, coupled with PPS-related pricing pressure from Omnicare’s SNF customers.

In 1999 and 2000, Congress sought to restore some of the reductions in reimbursement resulting from PPS. This legislation helped to improve the financial condition of SNFs, motivated them to increase admissions, particularly of higher acuity residents, and stabilized the unfavorable operating trends attributable to PPS. One provision gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when Centers for Medicare & Medicaid Services (“CMS”) implements a refined patient classification system under PPS. For several years, CMS did not implement such refinements, thus continuing the additional rate increase for certain high-acuity patients through federal fiscal year 2005.

On July 28, 2005 CMS issued, and on August 4, 2005 published in the Federal Register, its final SNF PPS rule for fiscal year 2006. Under the rule, the CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimates that the rule will have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments will be more than offset by a $510 million increase in the nursing case-mix weight for all of the RUG categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. While the fiscal year 2006 SNF PPS rates will not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, on February 8, 2006, the President signed into law the Deficit Reform Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). Further, on February 6, 2006, the Bush Administration released its fiscal year 2007 budget proposal, which would reduce Medicare spending by $2.5 billion in fiscal year 2007 and $35.9 billion over 5 years. The budget would, among other things, freeze payments to SNFs in fiscal year 2007, and limit the payment update to market basket minus 0.4 percent in fiscal year 2008 and 2009. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45 percent of total Medicare financing. While these proposals would require legislation to be implemented, Congress may consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D, effective January 1, 2006. Prior to enrollment in Part D, beneficiaries can receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and has provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ends May 15, 2006.

Under the new Part D prescription drug benefit, Medicare beneficiaries may enroll in Part D Plans which provide coverage of outpatient prescription drugs. The deadline for Part D enrollment for 2006 is generally May 15, 2006, although the new benefits became available January 1, 2006 and nursing home residents may enroll at any time. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including nursing home residents served by the Company whose drug costs have been covered by state Medicaid programs, now have their prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.)

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Therefore, such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay co-payment amounts. Further, all dual eligibles who had not affirmatively enrolled in a Part D Plan as of December 31, 2005 were automatically enrolled into a PDP by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may change Part D Plans at any time through the established Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries, and that plans’ formulary exceptions criteria provide for coverage of drugs determined by the plan to be medically appropriate for the enrollee. The MMA also makes available partial premium and cost-sharing subsidies for certain other classes of low-income enrollees who do not qualify for Medicaid.

Pursuant to the final Part D rule, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have negotiated such agreements with most Part D Plan sponsors under which we will provide drugs and associated services to their enrollees. We continue to negotiate agreements with Part D Plans. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until all such agreements are finalized and Medicare beneficiaries complete enrollment in the Plans, and until the administrative and payment issues have been resolved, we will not be able to determine the impact of the new Part D Drug Benefit on the Company’s results of operation or financial condition.

The MMA does not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered under a Medicare Part A stay. We will continue to receive reimbursement for drugs provided to such residents from the SNFs pursuant to the contracts we have negotiated with each SNF.

CMS has issued subregulatory guidance on many aspects of the final Part D rule including the provision of pharmacy services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, CMS has stated that while such rebates are not prohibited, they could create significant fraud and abuse concerns. CMS has proposed in draft form a requirement for pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs, and that certain rebates provided to long-term care pharmacies would need to be netted out of the plans’ costs for purposes of certain Part D subsidy calculations. CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. We are continuing to monitor implementation of the new Part D benefit, and until further agency guidance is known and until the administrative and payment issues associated with the transition to this massive program have been resolved, we cannot predict the ultimate effect of the final rule or the outcome of other potential developments related to its implementation on our business or results of operations. The MMA also reforms the Medicare Part B prescription drug payment methodology, although the Company’s revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA’s legislative reforms ultimately will have on the Company.

Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets, and most states are taking steps to implement cost controls within their Medicaid programs. Some states continue to experience budget shortfalls, which may prompt them to consider implementing reductions in Medicaid reimbursement and other cost control measures. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities. The DRA also changes the so-called Medicaid upper limit rules for prescription drugs, effective January 1, 2007. Like the current upper limit, it only applies to drug’s ingredient costs and does not include dispensing fees, which will continue to be determined by the states. With the advent of Medicare Part D, our revenue from state Medicaid programs will be substantially less than has been the case previously. However, some of our agreements with Part D Plans have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs.

In addition, the President’s proposed fiscal year 2007 budget includes a series of proposals impacting Medicaid and the State Children’s Health Insurance Program (“SCHIP”), including administrative changes to the financing structure of Medicaid that would save more than $12 billion over five years. These changes include further reductions in Medicaid drug reimbursement, reforms to Medicaid drug rebate requirements, allowing states to use managed drug formularies, and reforms to Medicaid provider taxes. While the Company has endeavored to adjust to these types of funding pressures in the past, there can be no assurance that these or future changes in Medicaid payments to nursing facilities, pharmacies, or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on the Company’s business.

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

Forward-looking statements in this report include, but are not limited to, the following: expectations concerning the Company’s financial performance, results of operations, sales, earnings or business outlook; expectations regarding acquisitions; the impact of the NeighborCare acquisition on Omnicare’s earnings and the ability to implement Omnicare’s consolidation efforts and other productivity initiatives and realize anticipated benefits; trends in the long-term healthcare and contract research industries generally; expectations concerning the

Company’s ability to leverage its core business; anticipated growth in alternative institutional markets such as correctional facilities, hospice care, mental health and personal care or supportive living facilities; expectations concerning continued relative stability in the operating environment in the long-term care industry; anticipated demographic trends in the healthcare industry; the impact of drug price inflation; changes in government and other reimbursement formulas to take into account drug price inflation or deflation; the ability to allocate resources in order to enhance gross profit margins; the ability to continue the Company’s value creation strategy through expanding its core pharmaceutical business and leveraging that business through the development and expansion of clinical information services; the Company’s ability to continue to leverage fixed and variable overhead costs through internal and acquired growth; the impact of the 2005 and 2003 refinancing in enhancing the Company’s financial position and providing financial flexibility to support its ongoing growth strategies; other factors affecting the Company’s strategy for future growth; the effectiveness of the Company’s unit-of-use controls and computerized documentation system; the effectiveness of the Company’s health and outcomes management programs; the ability to leverage the Company’s CRO business and its core pharmacy business as anticipated; expectations concerning product and market development efforts; trends concerning the commencement, continuation or cancellation of CRO projects and backlog; the effectiveness of recent cost reduction efforts in the CRO business; volatility in the CRO business; anticipated business performance of the CRO business in 2006; expectations in the CRO business resulting from streamlining and globalization efforts, the Company’s unique capabilities in the geriatric market and strength of presence in the drug development marketplace; trends in healthcare funding issues, including, but not limited to, state Medicaid budgets, enrollee eligibility, escalating drug prices due to higher utilization among seniors and the aging of the population; expectations concerning increasing Medicare admissions and improving occupancy rates; the introduction of more expensive medications, and increasing use of generic medications; the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs; the cost-effectiveness of pharmaceuticals in treating chronic illnesses for the elderly; the effectiveness of the Company’s formulary compliance program; the effectiveness of the Company’s pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the adequacy and availability of the Company’s sources of liquidity and capital; payments of future quarterly dividends; the adequacy of the Company’s net cash flows from operating activities, credit facilities and other long- and short-term debt financings to satisfy the Company’s future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future; the ability, if necessary, to refinance indebtedness or issue additional indebtedness or equity; interest rate risk on the Company’s outstanding debt; valuations of derivative instruments embedded in the Old Trust PIERS and the New Trust PIERS instruments; the adequacy of the Company’s allowance for doubtful accounts; expectations concerning inventory write-offs; the adequacy of insurance expense estimates and methodology; the adequacy of the provisions for current or deferred taxes; the impact of reduced government reimbursement rates to the Company’s SNF clients which could adversely affect the timing or level of SNF payments to the Company; the impact of the MMA, including the Medicare Part D prescription drug benefit, effective January 1, 2006, as implemented pursuant to CMS regulations and subregulatory guidance; the impact of continued pressure on federal and state Medicaid budgets and budget shortfalls which have led to decreasing reimbursement rates and other cost control measures in certain states; the Company’s ability to respond to such federal and state budget shortfalls and corresponding reductions in Medicaid reimbursement rates; the effect of any changes and considerations in long-term healthcare funding policies for Medicare and Medicaid programs; expected demand for long-term care; the pace and quality of new drug development targeted at diseases of the elderly; the impact of newer drugs that, although more expensive, are more efficient at treating illness and thereby reduce overall healthcare costs; trends and expectations concerning long-term growth prospects for the geriatric care industry and the containment of healthcare costs for the elderly; expectations concerning the growth in the elderly population; anticipated changes in healthcare delivery systems and payment methodologies in order to fund growing demand; the Company’s ability to utilize its expertise in geriatric pharmaceutical care and pharmaceutical cost management and its database on drug utilization and outcomes in the elderly to meet the anticipated challenges of the healthcare environment; the effectiveness of the Company’s growth strategy in allowing the Company to maximize cash flow, maintain a strong financial position, enhance the efficiency of its operations and continue to develop the Company’s franchise in the geriatric pharmaceutical market; the ability of expansion in the Company’s core business to provide the Company greater ability to leverage its clinical services and information business, thereby enhancing cost advantages in the institutional pharmacy market; the belief that new drug discovery will remain an important priority for pharmaceutical manufacturers; and expectations concerning opportunities for future growth and the continued need for pharmaceutical manufacturers to utilize contract research businesses in optimizing research and development efforts.

These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; expectations concerning the development and performance of the Company’s informatics business; the effectiveness of the Company’s formulary compliance program; trends in drug pricing, including the impact and pace of pharmaceutical price increases; delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets or for other reasons; the overall financial condition of the Company’s customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the Company’s pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated revenues, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company’s revenues, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining and globalization efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company’s implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; the impact of the MMA, including the Medicare Part D prescription drug benefit effective January 1, 2006, as implemented pursuant to CMS regulations and subregulatory guidance; legislation and regulations affecting payment and reimbursement rates for SNFs; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company’s ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to the Company’s CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans; events or circumstances which result in an impairment of, assets, including, but not limited to, goodwill; market conditions which adversely affect the valuation of the Company’s financial instruments, including the Old Trust PIERS and the New Trust PIERS; the outcome of audit, compliance, administrative or investigatory reviews, including regulatory reviews/inquiries; volatility in the market for the Company’s common stock and in the financial markets generally; access to adequate capital and financing resources; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and other risks and uncertainties described in Company reports and filings with the Securities and Exchange Commission.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” caption at Part II, Item 7, of this Filing.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other financial statement schedules are omitted because they are not applicable or because the required information is shown elsewhere in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

We have completed integrated audits of Omnicare, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
March 15, 2006

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except per share data)

	For the years ended December 31,

	2005	2004	2003

Sales	$5,264,286	$4,101,224	$3,474,354
Reimbursable out-of-pockets	28,496	18,667	24,820

Total net sales	5,292,782	4,119,891	3,499,174

Cost of sales	3,965,221	3,070,856	2,576,794
Reimbursed out-of-pocket expenses	28,496	18,667	24,820

Total direct costs	3,993,717	3,089,523	2,601,614

Gross profit	1,299,065	1,030,368	897,560

Selling, general and administrative expenses	758,657	587,932	509,977
Restructuring and other related charges (Note 13)	18,779	—	—

Operating income	521,629	442,436	387,583

Investment income	5,787	3,184	4,166
Interest expense (Note 7)	(165,610)	(70,421)	(81,300)

Income before income taxes	361,806	375,199	310,449

Income taxes	135,315	139,188	116,081

Net income	$226,491	$236,011	$194,368

Earnings per share:
Basic	$2.19	$2.29	$1.97

Diluted (Note 12)	$2.10	$2.17	$1.89

Weighted average number of common shares outstanding:
Basic	103,551	103,238	98,800

Diluted (Note 12)	108,804	112,819	107,896

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except share data)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$215,421	$84,169
Restricted cash	2,674	262
Deposits with drug wholesalers	83,036	44,000
Accounts receivable, less allowances of $169,390 (2004-$123,288)	1,260,634	838,705
Unbilled receivables	17,195	14,007
Inventories	473,942	331,367
Deferred income tax benefits	107,967	94,567
Other current assets	200,026	142,702

Total current assets	2,360,895	1,549,779

Properties and equipment, at cost less accumulated depreciation of $252,489 (2004-$222,524)	231,734	142,421
Goodwill	4,029,482	2,003,223
Identifiable intangible assets, less accumulated amortization of $45,153 (2004-$22,744)	339,474	67,886
Other noncurrent assets	195,820	135,872

Total noncurrent assets	4,796,510	2,349,402

Total assets	$7,157,405	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397,471	$282,956
Accrued employee compensation	56,063	19,820
Deferred revenue	24,857	24,245
Current debt (Note 7)	355,943	25,218
Other current liabilities and income taxes payable	166,170	115,243

Total current liabilities	1,000,504	467,482

Long-term debt	752,901	281,559
8.125% senior subordinated notes, due 2011	8,775	375,000
6.125% senior subordinated notes, net, due 2013	230,216	232,508
6.75% senior subordinated notes, due 2013	225,000	—
6.875% senior subordinated notes, due 2015	525,000	—
4.00% junior subordinated convertible debentures, due 2033 (Note 7)	—	345,000
3.25% convertible senior debentures, due 2035	977,500	—
Deferred income tax liabilities	249,034	137,593
Other noncurrent liabilities	246,429	132,931

Total noncurrent liabilities	3,214,855	1,504,591

Total liabilities	4,215,359	1,972,073

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 122,619,100 shares issued (2004-106,579,800 shares issued)	122,619	106,580
Paid-in capital	1,861,483	1,038,671
Retained earnings	1,127,915	910,973
Treasury stock, at cost-2,737,100 shares (2004-2,083,400 shares)	(78,418)	(54,931)
Deferred compensation	(76,904)	(65,591)
Accumulated other comprehensive income	(14,649)	(8,594)

Total stockholders’ equity	2,942,046	1,927,108

Total liabilities and stockholders’ equity	$7,157,405	$3,899,181

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands)

	For the years ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$226,491	$236,011	$194,368
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	44,741	35,009	37,783
Amortization	35,581	21,287	15,237
Provision for doubtful accounts	58,024	45,112	44,680
Deferred tax provision	110,280	58,154	43,685
Write-off of debt issuance costs	7,755	—	3,755
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(163,126)	(153,986)	(96,971)
Inventories	(70,797)	12,788	(87,278)
Deposits with drug wholesalers	(4,063)	(44,000)	—
Current and noncurrent assets	(27,951)	(28,833)	8,988
Accounts payable	36,958	(16,099)	35,703
Accrued employee compensation	(748)	(17,554)	705
Deferred revenue	612	1,791	(2,800)
Income taxes payable	(8,456)	(7,611)	(7,247)
Current and noncurrent liabilities	18,238	26,789	(16,542)

Net cash flows from operating activities	263,539	168,858	174,066

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(2,620,380)	(398,559)	(663,411)
Capital expenditures	(24,239)	(17,926)	(17,115)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(1,523)	452	2,433
Other	39	60	44

Net cash flows from investing activities	(2,646,103)	(415,973)	(678,049)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,560,000	835,000	749,000
Payments on line of credit facilities and term A loan	(3,165,385)	(685,513)	(593,103)
Proceeds from long-term borrowings and obligations	1,769,084	—	595,000
Payments on long-term borrowings and obligations	(369,034)	(541)	(354,167)
Fees paid for financing arrangements	(51,743)	—	(24,541)
Change in cash overdraft balance	4,999	(4,922)	(4,582)
Proceeds from stock offering, net of issuance costs	742,932	—	178,774
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	33,455	9,804	12,275
Dividends paid	(9,549)	(9,386)	(8,876)
Other	—	—	122

Net cash flows from financing activities	2,514,759	144,442	549,902

Effect of exchange rate changes on cash	(943)	(571)	3,558

Net increase (decrease) in cash and cash equivalents	131,252	(103,244)	49,477
Cash and cash equivalents at beginning of year	84,169	187,413	137,936

Cash and cash equivalents at end of year	$215,421	$84,169	$187,413

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(In thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2003	$95,441	$737,421	$498,856	$(23,471)	$(29,018)	$(4,167)	$1,275,062
Dividends paid ($0.09 per share)	—	—	(8,876)	—	—	—	(8,876)
Stock acquired for benefit plans	—	—	—	(157)	—	—	(157)
Issuance of common stock	6,469	172,305	—	—	—	—	178,774
Stock issued in connection with acquisition	79	2,921	—	—	—	—	3,000
Exercise of stock options	2,208	46,793	—	(17,326)	—	—	31,675
Stock awards, net of amortization/forfeitures	854	26,612	—	(5,133)	(20,510)	—	1,823
Other	—	86	—	—	—	—	86

Subtotal	105,051	986,138	489,980	(46,087)	(49,528)	(4,167)	1,481,387

Net income	—	—	194,368	—	—	—	194,368
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	3,882	3,882
Unrealized (depreciation) appreciation in fair value of investments	—	—	—	—	—	(895)	(895)
Equity adjustment for minimum pension liability	—	—	—	—	—	(2,718)	(2,718)

Comprehensive income	—	—	194,368	—	—	269	194,637

Balance at December 31, 2003	105,051	986,138	684,348	(46,087)	(49,528)	(3,898)	1,676,024
Dividends paid ($0.09 per share)	—	—	(9,386)	—	—	—	(9,386)
Stock acquired for benefit plans	—	—	—	(463)	—	—	(463)
Exercise of stock options and warrants	874	23,973	—	(746)	—	—	24,101
Stock awards, net of amortization/forfeitures	655	28,740	—	(7,635)	(16,063)	—	5,697
Other	—	(180)	—	—	—	—	(180)

Subtotal	106,580	1,038,671	674,962	(54,931)	(65,591)	(3,898)	1,695,793

Net income	—	—	236,011	—	—	—	236,011
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	941	941
Unrealized (depreciation) appreciation in fair value of investments	—	—	—	—	—	(473)	(473)
Equity adjustment for minimum pension liability	—	—	—	—	—	(5,164)	(5,164)

Comprehensive income (loss)	—	—	236,011	—	—	(4,696)	231,315

Balance at December 31, 2004	106,580	1,038,671	910,973	(54,931)	(65,591)	(8,594)	1,927,108
Dividends paid ($0.09 per share)	—	—	(9,549)	—	—	—	(9,549)
Stock acquired/issued for benefit plans	—	600	—	487	—	—	1,087
Issuance of common stock	12,825	727,876	—	—	—	—	740,701
Exercise of stock options and warrants	2,680	70,377	—	(16,993)	—	—	56,064
Stock awards, net of amortization/forfeitures	534	23,959	—	(6,981)	(11,313)	—	6,199

Subtotal	122,619	1,861,483	901,424	(78,418)	(76,904)	(8,594)	2,721,610

Net income	—	—	226,491	—	—	—	226,491
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	(1,735)	(1,735)
Unrealized (depreciation) appreciation in fair value of investments	—	—	—	—	—	(1,317)	(1,317)
Equity adjustment for minimum pension liability	—	—	—	—	—	(3,003)	(3,003)

Comprehensive income (loss)	—	—	226,491	—	—	(6,055)	220,436

Balance at December 31, 2005	$122,619	$1,861,483	$1,127,915	$(78,418)	$(76,904)	$(14,649)	$2,942,046

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,452,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2005. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. The Company consolidates entities in which the Company is the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). FIN 46R requires variable interest entities to be consolidated if the Company is subject to a majority of the risk of loss from the entity’s activities or entitled to receive a majority of the entity’s returns, including residual returns. All significant intercompany accounts and transactions have been eliminated in consolidation.

Translation of Foreign Financial Statements

Assets and liabilities of the Company’s foreign operations are translated at the year-end rate of exchange, and the income statements are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity.

Cash Equivalents

Cash equivalents include all investments in highly liquid instruments with original maturities of three months or less.

Restricted Cash

Restricted cash primarily represents cash transferred to separate irrevocable trusts for settlement of employee health and severance costs, and cash collected for a third party.

Fair Value of Financial Instruments

For cash and cash equivalents, restricted cash, deposits with drug wholesalers, accounts receivable and unbilled receivables, the net carrying value of these items approximates their fair value. The fair value of restricted funds held in trust for settlement of the Company’s employee benefit obligations is based on quoted market prices of the investments held by the trustee. For accounts payable, the carrying value approximates fair value. At December 31, 2005, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates. The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31,
	2005		2004

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

8.125% senior subordinated notes, due 2011	$8,775	$9,200	$375,000	$403,100
6.125% senior subordinated notes, due 2013	250,000	245,600	250,000	251,300
6.75% senior subordinated notes, due 2013	225,000	230,900	—	—
6.875% senior subordinated notes, due 2015	525,000	538,100	—	—
4.00% junior subordinated convertible debentures, due 2033	345,000	512,800	345,000	380,600
3.25% convertible senior debentures, due 2035	977,500	972,000	—	—

During 2003, the Company entered into an interest rate swap agreement on all $250.0 million of its aggregate principal amount of the 6.125% senior subordinated notes. The fair value of the interest rate swap agreement of approximately $19.8 million and $17.5 million at December 31, 2005 and 2004, respectively, reduced the book carrying value of the 6.125% senior subordinated notes. The interest rate swap agreement obligation is recorded in the “Other noncurrent liabilities” line in the Consolidated Balance Sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of interest-bearing cash and cash equivalents, assets invested for settlement of the Company’s pension benefit obligations, and accounts receivable.

The Company is exposed to credit risk in the event of default by the financial institutions or issuers of cash and cash equivalents to the extent recorded on the consolidated balance sheet. At any given point in time, the Company has cash on deposit with financial institutions, and cash invested in high quality short-term money market funds and/or U.S. government-backed repurchase agreements, generally having original maturities of three months or less, in order to minimize its credit risk.

The Company establishes allowances for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews the allowances for doubtful accounts on an ongoing basis for appropriateness, and such losses have been within management’s expectations. For the years ended December 31, 2005, 2004 and 2003, no single customer accounted for 10% or more of revenues. The Company generally does not require collateral from its customers relating to the extension of credit in the form of accounts receivable balances.

In 2005, approximately one-half of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs. These programs included state Medicaid and, to a lesser extent, the federal Medicare programs. The remainder of Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers. A portion of these revenues also was indirectly dependent on government programs. The table below represents the Company’s approximated payor mix for the last three years:

	2005	2004	2003

State Medicaid programs	46%	48%	47%
Private pay, third-party and facilities(a)	47%	45%	45%
Federal Medicare programs(b)	1%	2%	2%
Other private sources(c)	6%	5%	6%

Totals	100%	100%	100%

(a)

Includes payments from skilled nursing facilities on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies.
(c)	Includes the Company’s contract research organization.

Inventories

Inventories consist primarily of purchased pharmaceuticals and medical supplies held for sale to customers and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases the Company’s policy is to perform them at least once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. The Company evaluates various criteria in developing estimated cost of goods sold during non-inventory months, including the historical cost of goods sold trends based on prior physical inventory results; a review of cost of goods sold information reflecting current customer contract terms; and consideration and analysis of changes in customer base, product mix, payor mix, state Medicaid and third-party insurance reimbursement levels or other issues that may impact cost of goods sold. Actual cost of goods sold has not varied significantly from estimated amounts in non-physical inventory months.

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

Leases

Rental payments under operating leases are expensed as incurred. Leases that substantially transfer all of the benefits and risks of ownership of property to Omnicare or otherwise meet the criteria for capitalization under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis as previously described.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment, software (acquired and internally developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its book carrying amount.

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements, technology assets, and trademarks and trade names all originating from business combinations accounted for as purchase transactions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is no longer amortized but is instead reviewed at the aggregate reporting unit level for impairment using a fair value based approach at least annually. SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired, and requires goodwill to be tested between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its book carrying amount. The Company’s assessments to date have indicated that goodwill has not been impaired. Intangible assets that are being amortized under SFAS 142 are amortized over their useful lives, ranging from two to 15 years.

Debt issuance costs are included in the “Other noncurrent assets” line of the Consolidated Balance Sheets and are amortized over the life of the related debt, and to the put date of December 15, 2015 in the case of the 3.25% convertible senior debentures due 2035.

Insurance Accruals

The Company is self-insured for certain employee health, property and casualty insurance claims, with a stop-loss umbrella policy to limit the maximum potential liability for both individual and aggregate claims for a plan year. Claims are paid as they are submitted to the respective plan administrators. The Company records monthly expense for the self-insurance plans in its financial statements for incurred claims, based on historical claims experience and input from third-party insurance professionals in order to determine the appropriate accrual level. The accrual gives consideration to claims that have been incurred but not yet paid and/or reported to the plan administrator. The Company establishes the accruals based on the historical claim lag periods, current payment trends for similar insurance claims and input from third-party insurance and valuation professionals.

The book carrying amount of the Company’s property and casualty accrual available for self-insured retentions and deductibles, at December 31, 2005 and 2004, was $12.2 million and $7.4 million, respectively. The discount rate utilized in the computation of the property and casualty accrual balance at period end, based on consultation with the Company’s valuation advisors and giving consideration to anticipated claim lag periods, was 4.37%.

Revenue Recognition

Revenue is recognized by Omnicare when products or services are delivered or provided to the customer.

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by state Medicaid and, to a lesser extent, federal Medicare programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors. Since billing functions of the Company are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicaid and third-party claims (oftentimes approved once additional information is provided to the payor). The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2005 contractual allowance amounts from Medicaid and third-party payors to be significant to its future operating results and consolidated financial position.

Patient co-payments are associated with certain state Medicaid programs, Medicare Part B and certain third-party payors and are typically not collected at the time products are delivered or services are rendered, but are billed to the individual as part of the Company’s normal billing procedures. These co-payments are subject to the Company’s normal accounts receivable collections procedures.

A patient may be dispensed prescribed medications (typically no more than a 2-3 day supply) prior to insurance being verified in emergency situations, or for new facility admissions after hours or on weekends. As soon as practicable (typically the following business day), specific payor information is obtained so that the proper payor can be billed for reimbursement.

Under certain circumstances, the Company accepts returns of medications and issues a credit memo to the applicable payor. The Company estimates and accrues for sales returns based on historical return experience, giving consideration to the Company’s return policies. Product returns are processed in the period received, and are not significant when compared to the overall sales and gross profit of the Company.

Contract Research Services Segment

A portion of the Company’s overall revenues relate to the Contract Research Services (“CRO”) segment, and are earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units-of-service basis. These contracts specifically identify the units-of-service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units-of-service. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units-of-service. The Company’s contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue, on the respective lines of the Consolidated Balance Sheets.

Stock-Based Employee Compensation

At December 31, 2005, the Company had four stock-based employee compensation plans, which are described more fully in the separate “Stock-Based Employee Compensation” note. As permitted under U.S. GAAP, the Company accounts for stock incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148. “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of SFAS 123” (“SFAS 148”), for stock options (in thousands, except per share data):

	For the years ended December 31,
	2005	2004	2003

Net income, as reported	$226,491	$236,011	$194,368
Add: Stock-based employee compensation expense (stock awards) included in reported net income, net of related tax effects	7,277	5,149	3,848
Deduct: Total stock-based employee compensation expense (stock options and awards) determined under fair value based method, net of related tax effects	(34,023)	(23,571)	(12,850)

Pro forma net income	$199,745	$217,589	$185,366

Earnings per share:
Basic – as reported	$2.19	$2.29	$1.97

Basic – pro forma	$1.93	$2.11	$1.88

Diluted – as reported	$2.10	$2.17	$1.89

Diluted – pro forma	$1.85	$2.01	$1.81

The fair value of each option at the grant date is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Volatility	31%	50%	59%
Risk-free interest rate	4.2%	3.5%	3.4%
Dividend yield	0.2%	0.3%	0.2%
Expected term of options (in years)	5.0	5.1	5.1
Weighted average fair value per option	$18.88	$13.34	$17.97

The above pro forma information is based on the circumstances and assumptions in effect for each of the respective periods and, therefore, is not necessarily representative of the actual effect of SFAS 123 on net income or earnings per share in future years.

As discussed in further detail at the “Recently Issued Accounting Standards” caption below, the Company will adopt SFAS 123R effective January 1, 2006, which among other requirements, will result in the expensing of stock option expense in the income statement.

Delivery Expenses

Omnicare incurred expenses totaling approximately $142.2 million, $107.0 million and $92.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, to deliver the products sold to its customers. Delivery expenses are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured.

Comprehensive Income

The accumulated other comprehensive income (loss) adjustments at December 31, 2005 and 2004, net of aggregate applicable tax benefits of $10.2 million and $6.5 million, respectively, by component and in the aggregate, follow (in thousands):

	December 31,
	2005	2004

Cumulative foreign currency translation adjustments	$517	$2,252
Unrealized (depreciation) appreciation in fair value of investments	(710)	607
Equity adjustment for minimum pension liability	(14,456)	(11,453)

Total accumulated other comprehensive loss adjustments, net	$(14,649)	$(8,594)

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and stockholders’ equity at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and amounts reported in the accompanying notes to the consolidated financial statements. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts and contractual allowance reserve; the net carrying value of inventories; the goodwill impairment assessment; accruals pursuant to the Company’s restructuring initiatives; employee benefit plan assumptions and reserves; various other operating allowances and accruals (including employee health, property and casualty insurance accruals and related assumptions); and current and deferred tax assets, liabilities and provisions. Actual results could differ from those estimates depending upon the resolution of certain risks and uncertainties.

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; other contingent liabilities; loss or delay of contracts pertaining to the Company’s Contract Research Organization (“CRO” or “CRO Services”) segment for regulatory or other reasons; currency fluctuations between the U.S. dollar and other currencies; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company’s financial instruments, including the swap agreement and other derivative instruments; changes in employee benefit plan assumptions and reserves; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

Restatement of Diluted Earnings per Share

In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price threshold has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. In the fourth quarter of 2004, diluted earnings per common share amounts were retroactively restated for 2003 to give effect to the application of EITF No. 04-8 as it relates to the Company’s 4.00% junior subordinated convertible debentures (“4.00% Convertible Debentures”) issued in the second quarter of 2003. The effect of Omnicare’s adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.02, $0.09 and $0.04 for the years ended December 31, 2005, 2004 and 2003, respectively. For purposes of the “if-converted” calculation, 1,753,000 shares, 8,451,000 shares and 4,653,000 shares were assumed to be converted for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, interest expense, net of taxes, of $2.0 million, $9.1 million and $5.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, were added back to net income for purposes of calculating diluted earnings per share using this method. See further discussion in the “Earnings Per Share Data” note of the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement adopts the International Accounting Standards Board (IASB) view related to inventories, that abnormal amounts of idle capacity, freight, handling costs, and spoilage cost should be excluded from inventory and expensed as incurred. This Statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement updates and clarifies existing accounting pronouncements. This Statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires the Company to record compensation costs relating to equity-based payments, in its financial statements, over the requisite service period (usually the vesting period). This Statement is effective for the Company in the period beginning January 1,

2006. The Company currently intends to elect the “modified prospective application” method of implementing SFAS 123R. This method requires that SFAS 123R be applied to all new awards whose service inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased, or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which the requisite service has not been rendered (i.e., nonvested portion) and are outstanding as of January 1, 2006 to be recognized as the requisite service is rendered on or after January 1, 2006. Although Omnicare continues to evaluate the impact of adopting of SFAS 123R to the Company, Omnicare currently expects the dilutive impact of this new standard on its financial results for 2006 to reduce diluted earnings per share by approximately $0.05, based on outstanding stock options and restricted stock awards at December 31, 2005. To the extent that any new stock options or stock awards are granted subsequent to January 1, 2006, the estimated dilutive impact to Omnicare’s 2006 diluted earnings per share and thereafter would change accordingly.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or not be within the control of the entity. This interpretation is effective for the Company beginning December 31, 2005. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This statement is effective for the Company beginning January 1, 2006. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. The intent of this guidance is primarily to reduce operational complexity associated with bifurcating embedded derivatives, among other items. SFAS 155 is effective for new instruments issued by the Company beginning January 1, 2007. The Company currently does not believe SFAS 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications of prior-year amounts have been made to conform with the current-year presentation.

Note 2 – Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time-to-time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies, medical supply companies, hospice pharmacy companies, and companies providing distribution and patient assistance services for specialty pharmaceuticals, which complement the Company’s core business. During 2005, Omnicare completed 18 acquisitions (all of which were in the Pharmacy Services segment) of businesses and other assets. Acquisitions of businesses required cash payments of $2.6 billion (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in 2005. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. During the year ended December 31, 2004, the Company completed twenty acquisitions (19 and 1 in the Pharmacy Services and CRO Services segments, respectively) of businesses and other assets, none of which were individually significant to the Company. During the year ended December 31, 2003, the Company completed two significant acquisitions in the institutional pharmacy business.

On July 28, 2005, Omnicare closed its $34.75 per share cash tender offer (the “Offer”) for all of the issued and outstanding shares of the common stock (the “Shares”) of NeighborCare, Inc. (“NeighborCare”). Approximately 42,897,600 Shares were tendered in the Offer, representing 97.2% of the then-outstanding Shares. On July 28, 2005, Omnicare accepted for payment all Shares validly tendered and not properly withdrawn. In the Offer, after giving effect to the settlement of Shares tendered that were subject to guaranteed delivery, the Company acquired the aggregate of 42,011,760 Shares, representing approximately 95.2% of the outstanding Shares. All Shares not tendered in the Offer were converted into the right to receive the same consideration per Share paid in the Offer.

The acquisition of NeighborCare was accounted for as a purchase business combination and included cash consideration of approximately $1.9 billion. The cash consideration included the payoff of certain NeighborCare debt totaling approximately $328 million, of which $78 million was retired by Omnicare immediately following the acquisition. In addition, on August 27, 2005 the Company closed its tender offer for cash to purchase all of the $250 million outstanding principal amount of NeighborCare’s 6.875% senior subordinated notes due 2013 (the “NeighborCare Notes”). All of the NeighborCare Notes were validly tendered in the offer. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of NeighborCare Notes validly tendered was $1,096.85.

At the time of the acquisition, NeighborCare was an institutional pharmacy provider serving long-term care and SNFs, specialty hospitals and assisted and independent living communities comprising approximately 295,000 beds in 34 states and the District of Columbia. NeighborCare also provided infusion therapy services, home medical equipment, respiratory therapy services, community-based retail pharmacies and group purchasing.

The following table summarizes the fair values of the net assets acquired at the date of the NeighborCare acquisition (in thousands):

Current assets	$408,178
Property, plant and equipment	75,725
Other noncurrent assets	57,730
Intangible assets	144,533
Goodwill	1,558,425
Current liabilities	(142,732)
Accrued exit and employee termination costs	(49,307)
Debt	(265,506)
Noncurrent liabilities	(71,626)
Minority interest	(5,716)

Total net assets acquired	$1,709,704

In connection with the purchase of NeighborCare, the Company acquired amortizable intangible assets comprised of customer relationship and non-compete agreement assets estimated at $139 million and $5.5 million, respectively. Amortization periods for customer relationship and non-compete agreement intangible assets are estimated at 11.0 years and 2.4 years, respectively, and 10.7 years on a weighted-average basis. As of December 31, 2005, the Company has recorded goodwill totaling approximately $1.6 billion (of which approximately $140 million is tax deductible) in connection with the NeighborCare acquisition. During 2005, the Company paid approximately $11 million related to NeighborCare exit and employee termination costs.

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

The Company financed the acquisition of NeighborCare, excelleRx and RxCrossroads with proceeds from a new $3.4 billion credit agreement, as further discussed at the “Debt” note. The Company has engaged an independent valuation firm to assist with identification and valuation of other identifiable assets in connection with the purchase price allocation for these acquisitions. The Company also continues to evaluate the tax effects and other preacquisition contingencies relating to these acquisitions. Omnicare is in the process of completing its allocation of the purchase price for these acquisitions and, accordingly, the goodwill balance is preliminary and subject to change. Omnicare expects to achieve certain economies of scale and operational efficiencies from these acquisitions. Further discussion of goodwill and other intangible assets is included in the “Goodwill and Other Intangible Assets” note below. The net assets and operating results of these acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Unaudited pro forma combined results of operations of the Company and NeighborCare for the year ended December 31, 2005 and 2004 are presented below. Such pro forma presentation has been prepared assuming that the NeighborCare acquisition had been made as of January 1, 2004. The unaudited pro forma presentation excludes the impact of excelleRx and RxCrossroads, due to the lack of significance on the pro forma combined results.

The unaudited pro forma combined financial information of the Company and NeighborCare follows (in thousands, except per share data):

	For the years ended December 31,

	2005	2004

Pro forma net sales	$6,220,431	$5,563,474
Pro forma net income from continuing operations	207,937	173,096
Pro forma earnings per share:
Basic	$2.01	$1.68

Diluted	$1.93	$1.61

The pro forma information is presented for illustration purposes only and does not purport to be indicative of the combined results of operations that actually would have occurred if the acquisition of NeighborCare, Inc. had been effected at the date indicated, or to project future financial condition or results of operations for any future period. The pro forma information presented above gives effect only to historical results and certain estimated historical adjustments (primarily interest costs and intangible asset amortization expense, net of taxes), and does not reflect any pro forma synergies not yet realized.

In accordance with U.S. GAAP, all business combinations entered into after July 1, 2001 are accounted for using the purchase method, which requires that the purchase price paid for each acquisition be allocated to the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to final determination within one year after the acquisition date.

There were no warrants outstanding as of December 31, 2005, issued in connection with acquisitions, that represent the right to purchase shares of Omnicare common stock. Warrants to purchase 1.8 million shares of common stock, issued in prior years, were exercised in 2005.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether or not certain future events occur. The agreements also include provisions containing a number of representations and covenants by the seller, and provide that if those representations are found not to have been true or if those covenants are violated, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the related agreement. There are no significant anticipated future offsets against acquisition-related payables and/or contingencies under indemnity provisions as of December 31, 2005. Amounts contingently payable through 2007, primarily representing payments originating from earnout provisions, total approximately $37.2 million as of December 31, 2005 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made. The amount of cash paid for acquisitions of businesses in the Consolidated Statements of Cash Flows represents acquisition-related payments made in each of the years of acquisition, as well as acquisition-related payments made during each of the years pursuant to acquisition transactions entered into in prior years.

Note 3 – Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,
	2005	2004

Cash	$89,290	$49,937
Money market funds	2,995	4,494
U.S. government-backed repurchase agreements	123,136	29,738

	$215,421	$84,169

Repurchase agreements represent investments in U.S. government-backed treasury issues at December 31, 2005 and 2004, under agreements to resell the securities to the counterparty. The term of the agreement usually spans overnight, but in no case is longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the counterparty.

Note 4 – Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2005	2004

Land	$3,673	$1,624
Buildings and building improvements	11,547	7,165
Computer equipment and software	243,638	199,858
Machinery and equipment	136,433	91,776
Furniture, fixtures and leasehold improvements	88,932	64,522

	484,223	364,945
Accumulated depreciation	(252,489)	(222,524)

	$231,734	$142,421

Note 5 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of January 1, 2004	$1,649,604	$40,954	$1,690,558
Goodwill acquired in the year ended December 31, 2004	278,288	40,846	319,134
Other	(7,280)	811	(6,469)

Balance as of December 31, 2004	1,920,612	82,611	2,003,223
Goodwill acquired in the year ended December 31, 2005	2,035,537	—	2,035,537
Other	(3,677)	(5,601)	(9,278)

Balance as of December 31, 2005	$3,952,472	$77,010	$4,029,482

The “Other” captions above include the settlement of acquisition matters relating to prior-year acquisitions (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible valuations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate solely to the CRO Services segment and one pharmacy located in Canada that is included in the Pharmacy Services segment.

During the third quarters of 2005 and 2004, the Company completed its annual goodwill impairment assessment and determined that goodwill was not impaired.

The table below presents the Company’s other intangible assets (included in the “Other noncurrent assets” line of the Consolidated Balance Sheets) at December 31, 2005 and 2004, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

	December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship assets	$309,230	$(29,418)	$279,812
Trademark and trade names	36,300	—	36,300
Non-compete agreements	27,092	(13,051)	14,041
Technology assets	11,600	(2,434)	9,166
Other	405	(250)	155

Total	$384,627	$(45,153)	$339,474

	December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship assets	$69,154	$(11,864)	$57,290
Non-compete agreements	15,044	(9,194)	5,850
Technology assets	5,990	(1,469)	4,521
Other	442	(217)	225

Total	$90,630	$(22,744)	$67,886

Pretax amortization expense related to intangible assets was $22.4 million, $8.9 million and $6.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Omnicare’s trademark and trade names constitute identifiable intangible assets with indefinite useful lives, and thus, are not amortized, but are reviewed annually for impairment.

Estimated annual pretax amortization expense for intangible assets subject to amortization at December 31, 2005 for the next five fiscal years is as follows (in thousands):

Year ended December 31,	Amortization Expense

2006	$35,300
2007	34,217
2008	32,773
2009	32,117
2010	31,899

Note 6 – Leasing Arrangements

The Company has operating leases that cover various operating and administrative facilities and certain operating equipment. In most cases, the Company expects that these leases will be renewed, or replaced by other operating leases, in the normal course of business. There are no significant contingent rentals in the Company’s operating leases. Omnicare, Inc. routinely guarantees the lease obligations of its subsidiaries during the normal course of business.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 2005 (in thousands):

Year ended December 31,

2006	$41,709
2007	36,446
2008	28,816
2009	23,448
2010	17,041
Later years	34,742

Total minimum payments required	$182,202

Total rent expense under operating leases for the years ended December 31, 2005, 2004 and 2003 were $58.7 million, $48.1 million and $37.5 million, respectively.

Note 7 – Debt

A summary of debt follows (in thousands):

	December 31,
	2005	2004

Term A loan, due in installments through 2007	$—	$135,385
Revolving credit facility, due 2007	—	170,000
Revolving loans, due 2010	—	—
Term loan, due 2010	42,896	—
Senior term A loan, due 2010	700,000	—
8.125% senior subordinated notes, due 2011	8,775	375,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	—
6.875% senior subordinated notes, due 2015	525,000	—
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	—
Capitalized lease and other debt obligations	20,948	1,392

Subtotal	3,095,119	1,276,777
Less interest rate swap agreement	(19,784)	(17,492)
Less current portion of debt	(355,943)	(25,218)

Total long-term debt, net	$2,719,392	$1,234,067

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of December 31, 2005 (in thousands):

Year ended December 31,

2006	$355,943
2007	8,469
2008	987
2009	518
2010	742,927
Later years	1,986,275

Total debt payments	$3,095,119

Total interest payments made for the years ended December 31, 2005, 2004 and 2003 were $129.8 million (which excludes early redemption fees of $17.9 million paid in connection with the repurchase of approximately 98% of the 8.125% senior subordinated notes, due 2011, as discussed below), $64.4 million and $71.4 million (which includes the $8.9 million call premium related to the early redemption of the Company’s 5.0% convertible subordinated debentures, as discussed below), respectively. As of December 31, 2005, the Company had approximately $20.9 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

2005 Refinancing Transactions Summary

During the third quarter of 2005, the Company entered into a new $3.4 billion Credit Agreement (the “Credit Agreement”) consisting of a $1.9 billion 364-day loan facility, an $800 million revolving credit facility, and a $700 million senior term A loan facility. Proceeds from the Credit Agreement were primarily utilized to provide interim financing for the NeighborCare, excelleRx and RxCrossroads transactions and to retire the Company’s old term A loan and revolving credit facility. See the additional discussion included below for more details regarding the Credit Agreement and the associated transactions.

As part of a major refinancing completed during the fourth quarter of 2005, the Company completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013 (the “6.75% Senior Notes”), $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015 (the “6.875% Senior Notes”), $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (the “3.25% Convertible Debentures”), and 12,825,000 shares of common stock, $1 par value, at $59.72 per share for gross proceeds of approximately $766 million (the “2005 Common Stock Offering”) (excluding gross proceeds of approximately $51 million received in January 2006 from the underwriters of the common stock offering exercising their option in part to purchase an additional 850,000 shares of common stock at $59.72 per share). The net proceeds from the refinancing were primarily utilized to payoff the interim financing provided by the $1.9 billion 364-day loan facility and the purchase of approximately $366 million of the Company’s 8.125% senior subordinated notes due 2011 (the “8.125% Senior Notes”) pursuant to a tender offer and consent solicitation. See the additional discussion included below for more details regarding the refinancing completed in the fourth quarter of 2005 and the associated transactions.

2003 Refinancing Transactions Summary

During the second quarter of 2003, the Company completed its offering of $250 million aggregate principal amount of 6.125% senior subordinated notes due 2013 (the “6.125% Senior Notes”), issued at par, and 6,468,750 shares of common stock, $1 par value, at $29.16 per share for gross proceeds of approximately $189 million (the “2003 Common Stock Offering”), and the offering, through Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”), of $345 million aggregate principal amount of 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”). See the additional discussion included below for more details regarding the refinancing completed in the second quarter of 2003 and the associated transactions.

Revolving Credit Facilities, Term A Loans and 364-Day Loan Facility

In early 2001, the Company entered into a three-year syndicated $500 million revolving line of credit facility (the “2001 Credit Facility”) with various lenders, including a $25 million letter of credit subfacility. In January 2003, the Company borrowed $499 million under the 2001 Credit Facility to finance its acquisition of NCS HealthCare, Inc. The 2001 Credit Facility was retired in connection with the 2003 refinancing transactions, as further discussed below.

In connection with the 2003 refinancing, the Company entered into a four-year $750 million credit facility (the “2003 Credit Facilities”), consisting of a $250 million term A loan facility and a $500 million revolving credit facility, including a $25 million letter of credit subfacility. Prior to being retired as part of the 2005 refinancing (see additional discussion included below), the 2003 Credit Facilities bore interest at the Company’s option at a rate equal to either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin that varied depending on certain ratings on the Company’s senior long-term debt; or (ii) the higher of (a) the prime rate or (b) the sum of the federal funds effective rate plus 0.50%. Additionally, the Company was charged a commitment fee on the unused portion of the revolving credit portion of the 2003 Credit Facilities, which also varied depending on such ratings. There was no utilization fee associated with the 2003 Credit Facilities. The 2003 Credit Facilities agreement contained financial covenants, which included a fixed charge coverage ratio and minimum consolidated net worth levels as well as certain representations and warranties, affirmative and negative covenants, and events of default customary for such facilities.

As of December 31, 2004, the Company had outstanding borrowings under the 2003 Credit Facilities of $170 million in the form of the revolving credit facility and $135.4 million in the form of a term A loan. The Company repaid $20.5 million of the term A loan during 2004. The 2003 Credit Facilities, including both the term A loan and the revolving credit facility, were retired in connection with the third quarter 2005 refinancing transactions.

During 2003, the Company used the net proceeds from the 6.125% Senior Notes offering and $250 million under the term A loan facility portion of the 2003 Credit Facilities to repay the balance on the 2001 Credit Facility of $474 million.

Upon the issuance of the 2003 Credit Facilities, the Company had deferred debt issuance costs of $9.6 million. During 2005, 2004 and 2003, respectively, the Company amortized approximately

$1.4 million, $2.4 million and $2.1 million of deferred debt issuance costs related to the 2001 Credit Facility and 2003 Credit Facilities.

During the third quarter of 2005, the Company entered into the aforementioned $3.4 billion Credit Agreement consisting of a $1.9 billion 364-day loan facility, with original maturity dates spanning from July 26, 2006 through August 17, 2006 (the “364-Day Loans”), an $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”), and a $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans was payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. The 364-Day Loans were repaid in full in late 2005 with proceeds from the 2005 Common Stock Offering, the 6.75% Senior Notes, the 6.875% Senior Notes, and the 3.25% Convertible Debentures, as further described below. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate. The interest rate on the Revolving Loans and the Term Loans was 5.12% at December 31, 2005. The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants. The Company was in compliance with these covenants as of December 31, 2005.

The Company primarily used the net proceeds from the Credit Agreement to repay outstanding borrowings, as of July 28, 2005, under the 2003 Credit Facilities of $123.1 million of the term A loan and $181 million of revolving credit facility loans, as discussed above, and for the acquisitions of NeighborCare, excelleRx and RxCrossroads (see “Acquisitions” note for additional discussion). As of December 31, 2005, there was $700 million outstanding under the Term Loans and no amount was drawn under the Revolving Loans.

In connection with the execution of the Credit Agreement, the Company has deferred debt issuance costs of $11.7 million, which consisted of $2.7 million deferred from the old term A loan and revolving credit facility and $9.0 million of new debt issuance costs. Interest expense included a pretax charge of approximately $8.7 million ($5.5 million aftertax) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the Term Loans and the Revolving Loans, and debt costs related to the 364-Day loans. The Company amortized approximately $1.0 million of the $11.7 million deferred debt issuance costs during the year ended December 31, 2005.

In addition to the new Credit Agreement, the Company had additional borrowings of long-term debt during the year ended December 31, 2005 approximating $43 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate of 4.31% per annum as of December 31, 2005.

5.0% Convertible Subordinated Debentures

In December 1997, the Company issued $345 million of 5.0% convertible subordinated debentures, due 2007 (the “5.0% Convertible Debentures”). In connection with the issuance of the 5.0% Convertible Debentures, the Company deferred $8.5 million in debt issuance costs, of which approximately $0.4 million was amortized in the year ended December 31, 2003.

The Company used a portion of the net proceeds from the 2003 Common Stock Offering and the net proceeds from the Old Trust PIERS offering to redeem the entire outstanding $345 million aggregate principal amount of the Company’s 5.0% Convertible Debentures, with remaining proceeds being used for general corporate purposes. The total redemption price, including the call premium, was approximately $353.9 million. Accordingly, a $12.7 million pretax charge ($7.9 million aftertax) was recognized in interest expense during the year ended December 31, 2003 for the call premium and the write-off of remaining unamortized debt issuance costs associated with the redemption of the 5.0% Convertible Debentures.

8.125% Senior Subordinated Notes

During 2001, the Company completed the issuance, at par value, of $375 million of 8.125% senior subordinated notes due 2011. In connection with the issuance of the 8.125% Senior Notes, the Company deferred $11.1 million in debt issuance costs, of which approximately $1.1 million was amortized in each of the three years ended December 31, 2005, 2004 and 2003, respectively. The 8.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

On December 5, 2005, Omnicare commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $375 million outstanding principal amount of its 8.125% Senior Notes. In connection with the Tender Offer, the Company solicited consents to effect certain proposed amendments to the indenture governing the 8.125% Senior Notes. On December 16, 2005 (the “Consent Payment Deadline”), tenders and consents had been received with respect to $366.2 million aggregate principal amount of the 8.125% Senior Notes (approximately 98% of the total outstanding principal amount). The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered prior to December 16, 2005 was $1,048.91, which included a $20 consent payment. As of December 31, 2005, approximately $8.8 million of the 8.125% Senior Notes remained outstanding. Subsequent to the Consent Payment Deadline and December 31, 2005, and prior to the Tender Offer expiration at midnight, New York City time, on January 3, 2006, an additional $0.6 million aggregate principal amount was validly tendered. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered subsequent to the Consent Payment Deadline and prior to expiration was $1,028.91, which did not include the $20 consent payment. In connection with the purchase of the 8.125% Senior Notes, the Company incurred early redemption fees of $17.9 million and the write-off of debt issuance costs of $5.8 million, both of which were recorded in interest expense for the year ended December 31, 2005.

Additionally, the Company incurred approximately $1.1 million of professional fees associated with the purchase of the 8.125% Senior Notes, which were recorded in selling, general and administrative expenses for the year ended December 31, 2005.

6.125% Senior Subordinated Notes

As described above, the Company completed, during the second quarter of 2003, its offering of $250 million of 6.125% senior subordinated notes due 2013. In connection with the issuance of the 6.125% Senior Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.7 million was amortized in each of the two years ended December 31, 2005 and 2004, respectively, and approximately $0.4 million was amortized during 2003. The 6.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

In connection with its offering of the 6.125% Senior Notes, during the second quarter of 2003, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with respect to all $250 million of the aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate (including the 2.27% spread) was 6.95% as of December 31, 2005. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $19.8 million at December 31, 2005 is recorded in the “Other noncurrent liabilities” line of the Consolidated Balance Sheets, and as a reduction to the book carrying value of the related 6.125% Senior Notes.

6.75% Senior Subordinated Notes

On December 15, 2005, Omnicare completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013. In connection with the issuance of the 6.75% Senior Notes, the Company deferred $4.6 million in debt issuance costs, of which approximately $0.02 million was amortized for the year ended December 31, 2005. The 6.75% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

6.875% Senior Subordinated Notes

On December 15, 2005, Omnicare completed its offering of $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015. In connection with the issuance of the 6.875% Senior Notes, the Company deferred $10.7 million in debt issuance costs, of which approximately $0.04 million was amortized for the year ended December 31, 2005. The 6.875% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

3.25% Convertible Senior Debentures

On December 15, 2005, Omnicare completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035, including the exercise in full by the underwriters of their option to purchase additional debentures. The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter and in certain other circumstances. The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances. The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures. Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2005, the values of the derivatives embedded in the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred approximately $26.9 million in debt issuance costs, of which $0.1 million was amortized for the year ended December 31, 2005.

4.00% Junior Subordinated Convertible Debentures:

During the first quarter of 2005, the Company completed its offer to exchange up to $345 million aggregate liquidation amount of the Old Trust PIERS of the Old Trust, for an equal amount of Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”). The New Trust PIERS have substantially similar terms to the Old Trust PIERS, except that the New Trust PIERS have a net share settlement feature. In connection with the exchange offer, the composition of the Company’s 4.00% junior subordinated convertible debentures underlying the trust PIERS was impacted. Additional information regarding the 4.00% junior subordinated convertible debentures underlying the Old Trust PIERS and the New Trust PIERS is summarized below.

Original 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures (the “Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Company common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2005, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

As of December 31, 2005, the aforementioned contingent conversion threshold of the Old 4.00% Debentures had been attained. As a result, the Old 4.00% Debentures were convertible by the debt holders to cash and to common stock, and have been classified as current versus long-term debt on the consolidated balance sheet as of December 31, 2005.

Series B 4.00% Junior Subordinated Convertible Debentures

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of the New Trust PIERS, plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (the “New 4.00% Debentures”) issued by the Company with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust. Subsequent to the completion of the exchange offering and at period end, the Company has $333,766,950 of New 4.00% Debentures outstanding.

The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Company common stock, whereas the outstanding Old Trust PIERS are convertible only into Company common stock (except for cash in lieu of fractional shares).

The purpose of the exchange offer was to change the conversion settlement provisions of the Old Trust PIERS. The Company made this change in response to the ratification by the FASB of EITF No. 04-8, which, effective December 15, 2004, changed the accounting rules applicable to the Old Trust PIERS and requires the Company to include the common stock issuable upon conversion of the Old Trust PIERS in the Company’s diluted shares outstanding, regardless of whether the market trigger has been met (see further discussion of EITF No. 04-8 at the “Earnings Per Share Data” note). By committing to pay up to the stated liquidation amount of the New Trust PIERS to be converted in cash upon conversion, the Company is able to account for the New Trust PIERS under the treasury stock method, which is expected to be less dilutive to earnings per share than the “if converted” method required by EITF No. 04-8.

As of December 31, 2005, the aforementioned contingent conversion threshold of the New 4.00% Debentures had been attained. As a result, the New 4.00% Debentures were convertible by the debt holders to cash and to common stock, and have been classified as current versus long-term debt on the consolidated balance sheet as of December 31, 2005.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.4 million, $0.4 million and $0.2 million was amortized in each of the years ended December 31, 2005, 2004 and 2003, respectively. The year ended December 31, 2005 included a special charge to operating expenses totaling $1.8 million pretax in connection with the issuance of the New Trust PIERS.

Note 8 – Public Offering of Common Stock

During the fourth quarter of 2005, the Company completed the offering of 12,825,000 shares of its common stock (excluding the underwriters’ option to purchase additional shares), $1 par value, at $59.72 per share. Gross proceeds, before underwriting discount, commission and expenses, were approximately $766 million. Subsequent to year end, on January 12, 2006, underwriters of the common stock offering exercised their option in part to purchase an additional 850,000 shares of common stock at $59.72 per share, for gross cash proceeds of approximately $51 million. The sale of these additional shares closed on January 17, 2006.

During the second quarter of 2003, the Company completed the offering of 6,468,750 shares of its common stock, $1 par value, at $29.16 per share. Gross proceeds, before underwriting discount, commission and expenses, were approximately $189 million.

Note 9 – Stock-Based Employee Compensation

At December 31, 2005, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, including the 2004 Stock and Incentive Plan, approved by the stockholders at the Company’s May 18, 2004 Annual Meeting of Stockholders. Beginning May 18, 2004, stock-based incentive awards are made only from the 2004 Stock and Incentive Plan. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. Under these plans, stock options generally vest and become exercisable at varying points in time, ranging up to four years in length. Further, the life of the stock options typically spans ten years from the grant date. Omnicare’s policy is to issue new shares upon stock option exercise. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

Under the 1992 Long-Term Stock Incentive Plan, the Company granted stock awards and stock options at not less than the fair market value of the Company’s common stock on the date of grant.

During 1995, the Company’s Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2.5 million shares of Company common stock available for grant at an exercise price of 125% of the stock’s fair market value at the date of grant.

During 1998, the Company’s Board of Directors approved the 1998 Long-Term Employee Incentive Plan (the “1998 Plan”), under which the Company was authorized to grant stock-based incentives to a broad base of employees (excluding executive officers and directors of the Company) in an amount initially aggregating up to 1.0 million shares of Company common stock for non-qualified options, stock awards and stock appreciation rights. In March 2000 and November 2002, the Company’s Board of Directors amended the 1998 Plan to increase the shares available for granting to 3.5 million and 6.3 million, respectively.

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

Summary information for stock options is presented below (in thousands, except exercise price data):

		2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	8,413	$ 24.99	7,998	$24.03	9,508	$20.78
Options granted	1,192	52.77	1,351	28.01	816	39.78
Options exercised	(2,194)	24.05	(815)	20.49	(2,208)	15.85
Options forfeited	(102)	28.86	(121)	26.73	(118)	23.37

Options outstanding, end of year	7,309	29.84	8,413	24.99	7,998	24.03

Options exercisable, end of year	5,148	$ 24.11	4,991	$22.55	4,379	$21.85

The following summarizes information about stock options outstanding and exercisable as of December 31, 2005 (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$7.72 - $15.45	1,333	3.5	$15.29	1,333	$15.29
15.46 - 23.17	1,265	5.4	18.90	1,182	18.72
23.18 - 30.90	2,421	7.1	27.41	1,858	27.50
30.91 - 38.61	457	3.2	36.44	403	36.65
38.62 - 61.79	1,833	9.1	49.55	372	42.39

$7.72 - $61.79	7,309	6.4	$29.84	5,148	$24.11

Nonvested stock awards that are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors are restricted as to the transfer of ownership and generally vest over a seven-year period (with a greater proportion vesting in the latter years), or a ten-year period (on a straight-line basis). Unrestricted stock awards are granted annually to all members of the Board of Directors, and non-employee directors also receive nonvested stock awards that generally vest on the third anniversary of the date of grant. The fair value of a stock award is equal to the fair market value of a share of Company stock at the grant date.

Summary information relating to stock award grants is presented below:

	For the years ended December 31,
	2005	2004	2003

Nonvested shares	529,646	653,946	861,183
Unrestricted shares	3,600	3,600	4,000

Weighted average grant date fair value	$41.80	$38.94	$30.97

When granted, the cost of nonvested stock awards is deferred and amortized over the vesting period. Unrestricted stock awards are expensed during the year granted. During 2005, 2004 and 2003, the amount of pretax compensation expense related to stock awards was $11.6 million, $8.2 million and $6.1 million, respectively.

Note 10 – Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company’s acquisitions. The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”). The Company matches employee contributions in varying degrees (either in shares of the Company’s common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents. Expense relating primarily to the Company’s matching contributions for these defined contribution plans for the years ended December 31, 2005, 2004 and 2003 was $6.0 million, $4.8 million and $3.9 million, respectively.

The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale (the “Qualified Plan”). Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994. Obligations under the plan of $4.1 million were fully funded at December 31, 2005.

The Company also has an excess benefit plan (“EBP”) that provides retirement payments to certain headquarters employees in amounts generally consistent with what they would have received under the Qualified Plan. The retirement benefits provided by the EBP are generally comparable to those that would have been earned in the Qualified Plan, if payments under the Qualified Plan were not limited by the IRC. The Company has established rabbi trusts, which are invested primarily in a mutual fund holding U.S. Treasury obligations, to provide for retirement obligations under the EBP. The Company’s policy is to fund its pension obligations in accordance with the funding provisions of ERISA.

The following table presents the components of pension cost (in thousands):

	For the years ended December 31,

	2005	2004	2003

Service cost	$1,559	$1,547	$1,432
Interest cost	3,190	2,290	1,831
Amortization of deferred amounts (primarily prior actuarial losses)	3,266	1,913	969
Return on assets	(204)	(229)	(216)

Net periodic pension cost	$7,811	$5,521	$4,016

The Company uses a December 31 measurement date for the Qualified Plan and the EBP.

Actuarial assumptions used to calculate the benefit obligations and related periodic pension costs include the following:

	2005	2004	2003

Discount rate used for benefit obligations	5.50%	5.75%	6.00%
Discount rate used for benefit expenses	5.75%	6.00%	6.75%
Expected long-term rate of return on assets	6.00%	7.00%	8.00%
Rate of increase in compensation levels	13.00%	10.00%	6.00%

The discount rate assumption was determined giving consideration primarily to the Citigroup Pension Liability Index, the Moody’s Aa Corporate Bond Index and consultation with the Company’s outside employee benefit plan actuary professionals. The expected long-term rate of return on assets was estimated based on the historical long-term rate of return on intermediate-term U.S. Government securities.

The aggregate assets invested for settlement of the Company’s pension obligations, including rabbi trust assets, (“plan assets”) as of December 31, 2005 and 2004 are greater than the aggregate Accumulated Benefit Obligation (“ABO”) by $6.1 million and $2.4 million, respectively. Since rabbi trust assets do not serve to offset the Company’s pension obligation in accordance with U.S. GAAP, an additional minimum pension liability has been recorded, as a component of accumulated other comprehensive income in stockholder’s equity, for the difference between the ABO and the recorded liability for the EBP. The plan assets as of December 31, 2005 and 2004 are less than the aggregate Projected Benefit Obligation (“PBO”) by $8.6 million and $11.2 million, respectively (collectively referred to as “net PBO”). The decrease in the net PBO from the prior year of $2.6 million primarily relates to an increase in plan assets of $18.5 million, partially offset by an actuarial loss of $0.7 million, interest expense of $3.1 million, a change in the discount, compensation and mortality rate assumptions of $11.1 million, and service costs of $1.0 million.

Plan assets amounted to $64.4 million and $45.9 million at December 31, 2005 and 2004, respectively, and are held in the Vanguard Intermediate Term Treasury Fund Admiral Shares fund.

The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk and an average maturity of between five and 10 years.

The estimated aggregate contributions expected to be funded during the year ended December 31, 2006, relating to the Company’s pension obligations and based on the actuarial assumptions in place at year end 2005, total approximately $7.0 million. No funding is anticipated to be necessary relating to the Qualified Plan. Projected benefit payments, which reflect expected future service, as appropriate, for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter as of December 31, 2005 are estimated as follows (in thousands):

2006	$3,912
2007	4,053
2008	4,225
2009	4,381
2010	4,861
Years 2011 - 2015	27,521

In addition, the Company has a supplemental pension plan (“SPP”) in which certain of its officers participate. Retirement benefits under the SPP are calculated on the basis of a specified percentage of the officers’ covered compensation, years of credited service and a vesting schedule, as specified in the plan document. Expense relating to the SPP was $0.8 million in each of the years ended December 31, 2005, 2004 and 2003. Obligations of the SPP of $4.7 million were fully funded in rabbi trusts at December 31, 2005.

In November 1999, the Company’s Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the “ESPP”). Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company’s common stock. For each share of stock purchased, the participant also receives two options to purchase additional shares of the Company’s stock. The options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares are not held by the participant for a minimum of two years. The options have a ten-year life from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company’s stock on the open market. Prior to May 18, 2004, options awarded under the ESPP were issued out of the 1992 Long-Term Stock Incentive Plan and the 1998 Long-Term Employee Incentive Plan. Beginning May 18, 2004, stock-based incentive awards are made only from the 2004 Stock and Incentive Plan. All options awarded are included in the option activity presented in the “Stock-Based Employee Compensation” note of the Notes to Consolidated Financial Statements.

Note 11 – Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the years ended December 31,
	2005	2004	2003

Current provision:
Federal	$21,883	$77,753	$66,224
State, local and foreign	3,152	3,281	6,172

	25,035	81,034	72,396

Deferred provision:
Federal	100,066	52,697	36,888
State and foreign	10,214	5,457	6,797

	110,280	58,154	43,685

Total income tax provision	$135,315	$139,188	$116,081

Tax benefits related to the exercise of stock options and stock awards have been credited to paid-in capital in amounts of $17.4 million, $10.4 million and $14.7 million for 2005, 2004 and 2003, respectively.

The difference between the Company’s reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

	For the years ended December 31,
	2005		2004		2003

Federal income tax at the statutory rate	$126,632	35.0%	$131,320	35.0%	$108,657	35.0%
State local and foreign income taxes, net of federal income tax benefit	10,111	2.8	5,243	1.4	8,282	2.7
Other, net (including tax accrual adjustments)	(1,428)	(0.4)	2,625	0.7	(858)	(0.3)

Total income tax provision	$135,315	37.4%	$139,188	37.1%	$116,081	37.4%

Income tax payments, net, amounted to $43.5 million, $73.5 million and $43.3 million in 2005, 2004 and 2003, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):

	December 31,
	2005	2004

Accrued liabilities	$91,831	$70,104
Net operating loss (“NOL”) carryforwards	88,239	82,062
Accounts receivable reserves	51,678	33,934
Pension obligations	17,554	10,558
Other	8,173	3,612
Valuation allowances	(19,230)	(14,052)

Gross deferred tax assets	$238,245	$186,218

Amortization of intangibles	$267,846	$208,771
Subsidiary stock basis	64,719	—
Contingent convertible debentures interest	16,455	8,831
Fixed assets and depreciation methods	15,598	1,339
Current and noncurrent assets	12,453	9,568
Other	2,241	735

Gross deferred tax liabilities	$379,312	$229,244

As of December 31, 2005, the Company has remaining deferred tax benefits related to its federal, state and foreign net operating losses totaling $88.2 million ($56.8 million federal, $27.5 million state and $3.9 million foreign). These NOLs will expire, in varying amounts beginning in 2008 through 2025. As of December 31, 2005, the Company has recorded $19.2 million of valuation allowances, an increase of $5.2 million over the prior year primarily as a result of the acquisition of NeighborCare. The valuation allowances were calculated by tax jurisdiction. If any portion of the corresponding tax benefits were realized subsequently, the reversal of the valuation allowances would serve to reduce goodwill.

Note 12 - Earnings Per Share Data

Basic earnings per share are computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options, warrants and restricted stock awards, as well as convertible debentures.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	For the year ended December 31,

2005:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$226,491	103,551	$2.19

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	1,959	2,702
Stock options, warrants and awards	—	2,551

Diluted EPS
Net income plus assumed conversions	$228,450	108,804	$2.10

2004:

Basic EPS
Net income	$236,011	103,238	$2.29

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	9,062	8,451
Stock options, warrants and awards	—	1,130

Diluted EPS
Net income plus assumed conversions	$245,073	112,819	$2.17

2003:

Basic EPS
Net income	$194,368	98,800	$1.97

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	4,959	4,653
5.0% Convertible Debentures	4,870	3,630
Stock options, warrants and awards	—	813

Diluted EPS
Net income plus assumed conversions	$204,197	107,896	$1.89

During the years ended December 31, 2005, 2004 and 2003, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and stock awards excluded from the computation of the diluted EPS for those years totaled 0.2 million, 2.8 million and 3.4 million, respectively.

In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (“EITF No. 04-8”), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price threshold has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the convertible debentures is added back to net income. See further discussion at the “Restatement of Diluted Earnings per Share” caption in the “Description of Business and Summary of Significant Accounting Policies” note.

The year ended December 31, 2003 includes the dilutive effect of the $345.0 million of 5.0% Convertible Debentures, which were convertible at $39.60 per share, assuming conversion using the “if-converted” method. Under that method, the 5.0% Convertible Debentures were assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and interest expense, net of taxes, related to the 5.0% Convertible Debentures was added back to net income. In July 2003, the Company completed the early redemption of the entire $345.0 million aggregate principal amount of the outstanding 5.0% Convertible Debentures.

Note 13 – Restructuring Programs

2005 Program

In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives intended to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidations and productivity initiatives are related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation exist. While the majority of consolidations will result in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies have also been identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives are expected to result in the closure of 24 Omnicare facilities, of which 22 are pharmacy operations. It will also lead to a net reduction in force of approximately 700 Omnicare positions. Of this reduction in force, approximately 93% are in pharmacy operations and the remaining reductions are at the corporate headquarters or the Company’s contract research operations. Restructuring activities in the contract research organization segment relate primarily to facility lease obligations.

In connection with this program, these particular consolidation and productivity initiatives are expected to be completed within 12 months of commencement of the 2005 Program. Given the timing of the initiatives, the Company expects the bulk of these savings to occur beginning in

2006. These initiatives are currently estimated to require a total restructuring charge of approximately $22 million before taxes, which relates solely to the costs associated with the consolidation of Omnicare pharmacies into NeighborCare pharmacies and other productivity initiatives described above. Approximately $19 million (approximately $12 million aftertax) of this pretax charge occurred in the year ended December 31, 2005. The remaining charges of approximately $3 million are expected to occur primarily throughout the first half of 2006.

The 2005 Program restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. Details of the pretax restructuring charges and associated utilization related to the 2005 Program follow (in thousands):

	2005 Provision/ Accrual	Utilized during 2005	Balance at December 31, 2005

Restructuring charges:
Employee severance	$4,364	$(1,555)	$2,809
Employment agreement buy-outs	1,666	(932)	734
Lease terminations	11,187	(1,354)	9,833
Other assets, fees and facility exit costs	1,562	(227)	1,335

Total restructuring charges	$18,779	$(4,068)	$14,711

As of December 31, 2005, the Company had paid approximately $2.5 million to date of severance and other employee-related costs relating to the reduction of approximately 430 employees. The remaining liabilities recorded at December 31, 2005 represent amounts not yet paid or settled relating to actions taken (primarily consisting of remaining lease and severance payments), and will be adjusted in future periods as these matters are finalized.

Phase II Program

During 2005, the Company has substantially completed the finalization of its previously disclosed second phase of the 2001-2002 productivity and consolidation initiative (the “Phase II Program”). The remaining liabilities of $0.3 million at December 31, 2005 are not significant, represent amounts not yet paid relating to actions taken, and will be adjusted as these matters are settled.

Note 14 – Shareholders’ Rights Plan

In May 1999, the Company’s Board of Directors declared a dividend, payable on June 2, 1999, of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s $1.00 per share par value common stock, that, when exercisable, entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, without par value, at a price of $135 per one ten-thousandth of a share, subject to adjustment. Upon certain events relating to the acquisition of, commencement or announcement of, or announcement of an intention to make a tender offer or exchange offer that would result in the beneficial ownership of 15% or more of the Company’s outstanding common stock by an individual or group of individuals (the “Distribution Date”), the Rights not owned by the 15% stockholder will entitle its holder to purchase, at the Right’s then current exercise price, common shares having a market value of twice such exercise price. Additionally, if after any person has become a 15% stockholder, the Company is involved in a merger or other business combination with any other person, each Right will entitle its holder (other than the 15% stockholder) to purchase, at the Right’s then current exercise price, common shares of the acquiring company having a value of twice the Right’s then current exercise price. The Rights will expire on June 2, 2009, unless redeemed earlier by the Company at $0.01 per Right until the Distribution Date.

Note 15 – Commitments and Contingencies

Omnicare continuously evaluates contingencies based upon the best available information. The Company believes that liabilities have been provided to the extent necessary in cases where the outcome is considered probable and reasonably estimable. To the extent that resolution of contingencies results in amounts that vary from the Company's recorded liabilities, future earnings will be charged or credited accordingly.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26, and Chi v. Omnicare, Inc., et al., No. 2:06cv31, were filed against Omnicare and two of its officers in the United States District Court For the Eastern District of Kentucky purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints, which purport to be brought on behalf of all Omnicare shareholders, allege that Omnicare has artificially inflated its earnings by engaging in improper generic drug substitution and that the defendants have made false and misleading statements regarding the Company’s business and prospects. The complaints seek, among other things, compensatory damages and injunctive relief.

Also on February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state healthcare laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief.

The Company believes the above-described purported class and derivative actions are without merit and intends to vigorously defend the actions.

The Company has received administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, seeking information arising out of the Company’s relationships with certain manufacturers and distributors of pharmaceutical products. The Company believes that its purchases of pharmaceuticals comply with all applicable laws and regulations. In addition, the federal government and certain states are investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company is cooperating fully in these matters. Although the Company cannot predict the ultimate outcome of these matters, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Omnicare is also involved in various legal actions arising in the normal course of business. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations and cash flows in any one accounting period, the Company is not aware of any such matters whereby it is presently believed that the final disposition will have a material adverse affect on the Company’s overall consolidated financial position.

The Company indemnifies the directors and officers of the Company for certain liabilities that might arise from the performance of their job responsibilities for the Company. Additionally, in the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this involves the resolution of claims made, or future claims that may be made, against the Company, its directors and/or officers, the outcomes of which is unknown and not currently predictable.

Note 16 – Segment Information

Based on the “management approach” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States of America (“USA”), the District of Columbia and in Canada at December 31, 2005. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at December 31, 2005, including the USA.

The table below presents information about the segments as of and for the years ended December 31, 2005, 2004 and 2003, and should be read in connection with the paragraphs that follow (in thousands):

	For the years ended December 31,

2005:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$5,110,414	$182,368	$—	$5,292,782
Depreciation and amortization	75,670	1,989	2,663	80,322
Restructuring and other related charges	(5,245)	(10,790)	(2,744)	(18,779)
Operating income (expense)	583,954	1,561	(63,886)	521,629
Total assets	6,591,859	147,164	418,382	7,157,405
Capital expenditures	21,764	1,027	1,448	24,239

2004:

Net sales	$3,983,641	$136,250	$—	$4,119,891
Depreciation and amortization	52,247	1,504	2,545	56,296
Operating income (expense)	478,232	13,005	(48,801)	442,436
Total assets	3,424,980	143,482	330,719	3,899,181
Capital expenditures	15,162	575	2,189	17,926

2003:

Net sales	$3,345,301	$153,873	$—	$3,499,174
Depreciation and amortization	48,915	1,770	2,335	53,020
Operating income (expense)	412,986	12,562	(37,965)	387,583
Total assets	3,007,405	99,693	287,923	3,395,021
Capital expenditures	15,325	990	800	17,115

The following summarizes net sales and long-lived assets, by geographic area, as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Net Sales			Long-Lived Assets

	2005	2004	2003	2005	2004	2003

United States	$5,205,760	$4,075,012	$3,456,806	$227,931	$139,173	$146,858
Foreign	87,022	44,879	42,368	3,803	3,248	1,449

Total	$5,292,782	$4,119,891	$3,499,174	$231,734	$142,421	$148,307

The determination of foreign sales is based on the country in which the sales originate. No individual foreign country’s sales were material to the consolidated sales of Omnicare. In accordance with EITF No. 01-14, Omnicare included in its net sales, during the years ended December 31, 2005, 2004 and 2003, reimbursable out-of-pockets totaling $18.3 million, $10.2 million and $15.2 million, respectively, for the United States geographic area; $10.2 million, $8.5 million and $9.6 million, respectively, for the foreign geographic area; and $28.5 million, $18.7 million and $24.8 million, respectively, for the total net sales.

Note 17 – Summary of Quarterly Results (Unaudited)

The following table presents the Company’s quarterly financial information for 2005 and 2004 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2005

Total net sales(a)	$1,096,146	$1,123,397	$1,454,977	$1,618,262	$5,292,782
Total direct costs(a)	826,824	848,551	1,093,904	1,224,438	3,993,717

Gross profit	269,322	274,846	361,073	393,824	1,299,065
Selling, general and administrative expenses	157,759	156,995	212,970	230,933	758,657
Restructuring and other related charges	—	—	8,950	9,829	18,779

Operating income	111,563	117,851	139,153	153,062	521,629
Investment income	1,153	1,091	1,212	2,331	5,787
Interest expense	(19,919)	(20,439)	(46,857)	(78,395)	(165,610)

Income before income taxes	92,797	98,503	93,508	76,998	361,806
Income taxes	34,802	36,771	35,009	28,733	135,315

Net income	$57,995	$61,732	$58,499	$48,265	$226,491

Earnings per share:(b)
Basic	$0.57	$0.60	$0.57	$0.45	$2.19

Diluted(c)	$0.54	$0.59	$0.54	$0.43	$2.10

Weighted average number of common shares outstanding:
Basic	101,759	102,381	103,292	106,728	103,551

Diluted(c)	109,940	104,742	108,038	112,318	108,804

Note 17 – Summary of Quarterly Results (Unaudited)-Continued

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2004

Total net sales(a)	$982,279	$1,010,597	$1,053,933	$1,073,082	$4,119,891
Total direct costs(a)	727,611	754,977	795,363	811,572	3,089,523

Gross profit	254,668	255,620	258,570	261,510	1,030,368

Selling, general and administrative expenses	138,662	143,327	152,249	153,694	587,932

Operating income	116,006	112,293	106,321	107,816	442,436
Investment income	634	905	691	954	3,184
Interest expense	(16,712)	(17,243)	(17,582)	(18,884)	(70,421)

Income before income taxes	99,928	95,955	89,430	89,886	375,199
Income taxes	36,437	35,501	33,544	33,706	139,188

Net income	$63,491	$60,454	$55,886	$56,180	$236,011

Earnings per share:(b)
Basic	$0.61	$0.58	$0.54	$0.55	$2.29

Diluted(c)	$0.58	$0.55	$0.52	$0.52	$2.17

Weighted average number of common shares outstanding:
Basic	103,458	103,996	104,171	101,321	103,238

Diluted(c)	113,220	113,453	112,808	111,498	112,819

Notes to Summary of Quarterly Results:

(a)

In accordance with EITF No. 01-14, Omnicare has recorded reimbursements received for “out-of-pocket” expenses on a grossed-up basis in total net sales and total direct costs for both the 2005 and 2004 periods. EITF No. 01-14 relates solely to the Company’s CRO Services business.

(b)

Earnings per share is calculated independently for each separately reported quarterly and full year period. Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

(c)

In connection with the adoption of EITF No. 04-8 in the fourth quarter of 2004, the Company restated previously reported diluted earnings per share and the diluted weighted average number of common shares outstanding. See further discussion at the “Description of Business and Summary of Significant Accounting Policies” and “Earnings Per Share Data” notes.

Note 18 – Guarantor Subsidiaries

The Company’s 8.125% Senior Notes due 2011, the 6.125% Senior Notes due 2013, the 6.75% Senior Notes due 2013 and the 6.875% Senior Notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2005 and 2004 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years ended December 31, 2005, 2004 and 2003. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

Note 18 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income

(In thousands)

	For the years ended December 31,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Total net sales	$—	$5,045,135	$247,647	$—	$5,292,782
Total direct costs	—	3,813,998	179,719	—	3,993,717

Gross profit	—	1,231,137	67,928	—	1,299,065
Selling, general and administrative expenses	9,631	714,345	34,681	—	758,657
Restructuring and other related charges	—	18,023	756	—	18,779

Operating income (loss)	(9,631)	498,769	32,491	—	521,629
Investment income	1,857	3,930	—	—	5,787
Interest expense	(158,935)	(4,866)	(1,809)	—	(165,610)

Income (loss) before income taxes	(166,709)	497,833	30,682	—	361,806
Income tax (benefit) expense	(62,349)	186,189	11,475	—	135,315
Equity in net income of subsidiaries	330,851	—	—	(330,851)	—

Net income (loss)	$226,491	$311,644	$19,207	$(330,851)	$226,491

2004:

Total net sales	$—	$4,002,582	$117,309	$—	$4,119,891
Total direct costs	—	2,998,265	91,258	—	3,089,523

Gross profit	—	1,004,317	26,051	—	1,030,368
Selling, general and administrative expenses	5,723	562,056	20,153	—	587,932

Operating income (loss)	(5,723)	442,261	5,898	—	442,436
Investment income	605	2,579	—	—	3,184
Interest expense	(63,021)	(5,839)	(1,561)	—	(70,421)

Income (loss) before income taxes	(68,139)	439,001	4,337	—	375,199
Income tax (benefit) expense	(25,893)	163,433	1,648	—	139,188
Equity in net income of subsidiaries	278,257	—	—	(278,257)	—

Net income (loss)	$236,011	$275,568	$2,689	$(278,257)	$236,011

2003:

Total net sales	$—	$3,372,657	$126,517	$—	$3,499,174
Total direct costs	—	2,498,805	102,809	—	2,601,614

Gross profit	—	873,852	23,708	—	897,560
Selling, general and administrative expenses	7,086	481,185	21,706	—	509,977

Operating income (loss)	(7,086)	392,667	2,002	—	387,583
Investment income	2,832	1,216	118	—	4,166
Interest expense	(79,133)	(1,671)	(496)	—	(81,300)

Income (loss) before income taxes	(83,387)	392,212	1,624	—	310,449
Income tax (benefit) expense	(31,687)	147,151	617	—	116,081
Equity in net income of subsidiaries	246,068	—	—	(246,068)	—

Net income (loss)	$194,368	$245,061	$1,007	$(246,068)	$194,368

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(In thousands)

As of December 31, 2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$143,227	$38,999	$33,195	$—	$215,421
Restricted cash	—	2,674	—	—	2,674
Deposits with drug wholesalers	—	83,036	—	—	83,036
Accounts receivable, net (including intercompany)	—	1,244,234	43,332	(26,932)	1,260,634
Unbilled receivables	—	17,195	—	—	17,195
Inventories	—	457,072	16,870	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	108,016	320	—	107,967
Other current assets	1,469	196,152	2,405	—	200,026

Total current assets	144,327	2,147,378	96,122	(26,932)	2,360,895

Properties and equipment, net	—	215,625	16,109	—	231,734
Goodwill	—	3,932,201	97,281	—	4,029,482
Identifiable intangible assets, net	—	339,474	—	—	339,474
Other noncurrent assets	68,616	126,775	429	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$377,269	$602,516	$47,651	$(26,932)	$1,000,504
Long-term debt	700,000	6,837	46,064	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	283,701	(6,028)	—	249,034
Other noncurrent liabilities	19,784	225,796	849	—	246,429
Stockholders’ equity	2,942,046	5,642,603	121,405	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

As of December 31, 2004:

ASSETS
Cash and cash equivalents	$46,569	$32,453	$5,147	$—	$84,169
Restricted cash	—	262	—	—	262
Deposit with drug wholesaler	—	44,000	—	—	44,000
Accounts receivable, net (including intercompany)	41,448	781,553	17,454	(1,750)	838,705
Unbilled receivables	—	13,538	469	—	14,007
Inventories	—	326,091	5,276	—	331,367
Deferred income tax benefits (liabilities), net-current	(6)	94,074	499	—	94,567
Other current assets	572	141,153	977	—	142,702

Total current assets	88,583	1,433,124	29,822	(1,750)	1,549,779

Properties and equipment, net	—	134,601	7,820	—	142,421
Goodwill	—	1,948,633	54,590	—	2,003,223
Other noncurrent assets	125,636	77,911	211	—	203,758
Investment in subsidiaries	2,985,941	—	—	(2,985,941)	—

Total assets	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$24,757	$417,721	$26,754	$(1,750)	$467,482
Long-term debt	280,769	790	—	—	281,559
8.125% senior subordinated notes, due 2011	375,000	—	—	—	375,000
6.125% senior subordinated notes, net, due 2013	232,508	—	—	—	232,508
4.00% junior subordinated convertible debentures, due 2033	345,000	—	—	—	345,000
Deferred income tax liabilities (benefits), net-noncurrent	(2,204)	145,484	(5,687)	—	137,593
Other noncurrent liabilities	17,222	114,940	769	—	132,931
Stockholders’ equity	1,927,108	2,915,334	70,607	(2,985,941)	1,927,108

Total liabilities and stockholders’ equity	$3,200,160	$3,594,269	$92,443	$(2,987,691)	$3,899,181

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows

(In thousands)

	For the year ended December 31,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$57,010	$1,014	$58,024
Other	(24,967)	241,600	(11,118)	205,515

Net cash flows from operating activities	(24,967)	298,610	(10,104)	263,539

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(2,615,671)	(4,709)	(2,620,380)
Capital expenditures	—	(23,153)	(1,086)	(24,239)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(1,523)	—	(1,523)
Other	—	39	—	39

Net cash flows from investing activities	—	(2,640,308)	(5,795)	(2,646,103)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,560,000	—	—	3,560,000
Payments on line of credit facilities and term A loan	(3,165,385)	—	—	(3,165,385)
Proceeds from long-term borrowings and obligations	1,724,194	—	44,890	1,769,084
Payments on long-term borrowings and obligations	(369,034)	—	—	(369,034)
Fees paid for financing arrangements	(51,743)	—	—	(51,743)
Change in cash overdraft balance	2,228	2,771	—	4,999
Proceeds from stock offering, net of issuance costs	742,932	—	—	742,932
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	33,455	—	—	33,455
Dividends paid	(9,549)	—	—	(9,549)
Other	(2,345,473)	2,345,473	—	—

Net cash flows from financing activities	121,625	2,348,244	44,890	2,514,759

Effect of exchange rate changes on cash	—	—	(943)	(943)

Net increase in cash and cash equivalents	96,658	6,546	28,048	131,252
Cash and cash equivalents at beginning of year	46,569	32,453	5,147	84,169

Cash and cash equivalents at end of year	$143,227	$38,999	$33,195	$215,421

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(In thousands)

	For the year ended December 31,

2004:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$44,143	$969	$45,112
Other	(50,388)	171,710	2,424	123,746

Net cash flows from operating activities	(50,388)	215,853	3,393	168,858

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(397,329)	(1,230)	(398,559)
Capital expenditures	—	(17,521)	(405)	(17,926)

Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	452	—	452
Other	—	60	—	60

Net cash flows from investing activities	—	(414,338)	(1,635)	(415,973)

Cash flows from financing activities:
Borrowings on line of credit facilities	835,000	—	—	835,000
Payments on line of credit facilities and term A loan	(685,513)	—	—	(685,513)
Payments on long-term borrowings and obligations	(541)	—	—	(541)
Change in cash overdraft position	6,088	(11,010)	—	(4,922)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	9,804	—	—	9,804
Dividends paid	(9,386)	—	—	(9,386)
Other	(193,008)	193,008	—	—

Net cash flows from financing activities	(37,556)	181,998	—	144,442

Effect of exchange rate changes on cash	—	—	(571)	(571)

Net (decrease) increase in cash and cash equivalents	(87,944)	(16,487)	1,187	(103,244)
Cash and cash equivalents at beginning of year	134,513	48,940	3,960	187,413

Cash and cash equivalents at end of year	$46,569	$32,453	$5,147	$84,169

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(In thousands)

	For the year ended December 31,

2003:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$43,795	$885	$44,680
Other	(43,024)	171,574	836	129,386

Net cash flows from operating activities	(43,024)	215,369	1,721	174,066

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(656,435)	(6,976)	(663,411)
Capital expenditures	—	(16,978)	(137)	(17,115)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	2,433	—	2,433
Other	—	29	15	44

Net cash flows from investing activities	—	(670,951)	(7,098)	(678,049)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	749,000	—	—	749,000
Payments on line of credit facilities and term A loan	(593,103)	—	—	(593,103)
Proceeds from long-term borrowings	595,000	—	—	595,000
Payments on long-term borrowings and obligations	(354,167)	—	—	(354,167)
Fees paid for financing arrangements	(24,541)	—	—	(24,541)
Change in cash overdraft position	(4)	(4,578)	—	(4,582)
Proceeds from stock offering, net of issuance costs	178,774	—	—	178,774
Proceeds from stock awards and exercise of stock options, net of stock tendered in payment	12,275	—	—	12,275
Dividends paid	(8,876)	—	—	(8,876)
Other	(472,514)	472,909	(273)	122

Net cash flows from financing activities	81,844	468,331	(273)	549,902

Effect of exchange rate changes on cash	—	—	3,558	3,558

Net increase (decrease) in cash and cash equivalents	38,820	12,749	(2,092)	49,477
Cash and cash equivalents at beginning of year	95,693	36,191	6,052	137,936

Cash and cash equivalents at end of year	$134,513	$48,940	$3,960	$187,413

Note 18 – Guarantor Subsidiaries – Continued

The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of December 31, 2005 and 2004 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years ended December 31, 2005, 2004 and 2003. Separate complete financial statements of the respective Guarantor Subsidiary would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiary and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

Note 18 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income

(In thousands)

	For the years ended December 31,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Total net sales	$—	$—	$5,292,782	$—	$5,292,782
Total direct costs	—	—	3,993,717	—	3,993,717

Gross profit	—	—	1,299,065	—	1,299,065
Selling, general and administrative expenses	9,631	930	748,096	—	758,657
Restructuring and other related charges	—	—	18,779	—	18,779

Operating income (loss)	(9,631)	(930)	532,190	—	521,629
Investment income	1,857	—	3,930	—	5,787
Interest expense	(158,935)	—	(6,675)	—	(165,610)

Income (loss) before income taxes	(166,709)	(930)	529,445	—	361,806
Income tax (benefit) expense	(62,349)	(348)	198,012	—	135,315
Equity in net income of subsidiaries	330,851	—	—	(330,851)	—

Net income (loss)	$226,491	$(582)	$331,433	$(330,851)	$226,491

2004:

Total net sales	$—	$—	$4,119,891	$—	$4,119,891
Total direct costs	—	—	3,089,523	—	3,089,523

Gross profit	—	—	1,030,368	—	1,030,368
Selling, general and administrative expenses	5,723	1,180	581,029	—	587,932

Operating income (loss)	(5,723)	(1,180)	449,339	—	442,436
Investment income	605	—	2,579	—	3,184
Interest expense	(63,021)	—	(7,400)	—	(70,421)

Income (loss) before income taxes	(68,139)	(1,180)	444,518	—	375,199
Income tax (benefit) expense	(25,893)	(438)	165,519	—	139,188
Equity in net income of subsidiaries	278,257	—	—	(278,257)	—

Net income (loss)	$236,011	$(742)	$278,999	$(278,257)	$236,011

2003:

Total net sales	$—	$—	$3,499,174	$—	$3,499,174
Total direct costs	—	—	2,601,614	—	2,601,614

Gross profit	—	—	897,560	—	897,560
Selling, general and administrative expenses	7,086	929	501,962	—	509,977

Operating income (loss)	(7,086)	(929)	395,598	—	387,583
Investment income	2,832	—	1,334	—	4,166
Interest expense	(79,133)	—	(2,167)	—	(81,300)

Income (loss) before income taxes	(83,387)	(929)	394,765	—	310,449
Income tax (benefit) expense	(31,687)	(347)	148,115	—	116,081
Equity in net income of subsidiaries	246,068	—	—	(246,068)	—

Net income (loss)	$194,368	$(582)	$246,650	$(246,068)	$194,368

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(In thousands)

As of December 31, 2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$143,227	$—	$72,194	$—	$215,421
Restricted cash	—	—	2,674	—	2,674
Deposits with drug wholesalers	—	—	83,036	—	83,036
Accounts receivable, net (including intercompany)	—	169	1,260,634	(169)	1,260,634
Unbilled receivables	—	—	17,195	—	17,195
Inventories	—	—	473,942	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	—	108,336	—	107,967
Other current assets	1,469	—	198,557	—	200,026

Total current assets	144,327	169	2,216,568	(169)	2,360,895

Properties and equipment, net	—	38	231,696	—	231,734
Goodwill	—	—	4,029,482	—	4,029,482
Identifiable intangible assets, net	—	—	339,474	—	339,474
Other noncurrent assets	68,616	19	127,185	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$377,269	$—	$623,404	$(169)	$1,000,504
Long-term debt	700,000	—	52,901	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	—	277,673	—	249,034
Other noncurrent liabilities	19,784	—	226,645	—	246,429
Stockholders’ equity	2,942,046	226	5,763,782	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

As of December 31, 2004:

ASSETS
Cash and cash equivalents	$46,569	$—	$37,600	$—	$84,169
Restricted cash	—	—	262	—	262
Deposit with drug wholesaler	—	—	44,000	—	44,000
Accounts receivable, net (including intercompany)	41,448	124	797,255	(122)	838,705
Unbilled receivables	—	—	14,007	—	14,007
Inventories	—	—	331,367	—	331,367
Deferred income tax benefits (liabilities), net-current	(6)	—	94,573	—	94,567
Other current assets	572	—	142,130	—	142,702

Total current assets	88,583	124	1,461,194	(122)	1,549,779

Properties and equipment, net	—	44	142,377	—	142,421
Goodwill	—	—	2,003,223	—	2,003,223
Other noncurrent assets	125,636	19	78,103	—	203,758
Investment in subsidiaries	2,985,941	—	—	(2,985,941)	—

Total assets	$3,200,160	$187	$3,684,897	$(2,986,063)	$3,899,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$24,757	$2	$442,845	$(122)	$467,482
Long-term debt	280,769	—	790	—	281,559
8.125% senior subordinated notes, due 2011	375,000	—	—	—	375,000
6.125% senior subordinated notes, net, due 2013	232,508	—	—	—	232,508
4.00% junior subordinated convertible debentures, due 2033	345,000	—	—	—	345,000
Deferred income tax liabilities (benefits), net-noncurrent	(2,204)	—	139,797	—	137,593
Other noncurrent liabilities	17,222	—	115,709	—	132,931
Stockholders’ equity	1,927,108	185	2,985,756	(2,985,941)	1,927,108

Total liabilities and stockholders’ equity	$3,200,160	$187	$3,684,897	$(2,986,063)	$3,899,181

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows

(In thousands)

	For the year ended December 31,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$58,024	$58,024
Other	(24,967)	—	230,482	205,515

Net cash flows from operating activities	(24,967)	—	288,506	263,539

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(2,620,380)	(2,620,380)
Capital expenditures	—	—	(24,239)	(24,239)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(1,523)	(1,523)
Other	—	—	39	39

Net cash flows from investing activities	—	—	(2,646,103)	(2,646,103)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,560,000	—	—	3,560,000
Payments on line of credit facilities and term A loan	(3,165,385)	—	—	(3,165,385)
Proceeds from long-term borrowings and obligations	1,724,194	—	44,890	1,769,084
Payments on long-term borrowings and obligations	(369,034)	—	—	(369,034)
Fees paid for financing arrangements	(51,743)	—	—	(51,743)
Change in cash overdraft balance	2,228	—	2,771	4,999
Proceeds from stock offering, net of issuance costs	742,932	—	—	742,932
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	33,455	—	—	33,455
Dividends paid	(9,549)	—	—	(9,549)
Other	(2,345,473)	—	2,345,473	—

Net cash flows from financing activities	121,625	—	2,393,134	2,514,759

Effect of exchange rate changes on cash	—	—	(943)	(943)

Net increase in cash and cash equivalents	96,658	—	34,594	131,252
Cash and cash equivalents at beginning of year	46,569	—	37,600	84,169

Cash and cash equivalents at end of year	$143,227	$—	$72,194	$215,421

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows – Continued

(In thousands)

	For the year ended December 31,

2004:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$45,112	$45,112
Other	(50,388)	—	174,134	123,746

Net cash flows from operating activities	(50,388)	—	219,246	168,858

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(398,559)	(398,559)
Capital expenditures	—	—	(17,926)	(17,926)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	452	452
Other	—	—	60	60

Net cash flows from investing activities	—	—	(415,973)	(415,973)

Cash flows from financing activities:
Borrowings on line of credit facilities	835,000	—	—	835,000
Payments on line of credit facilities and term A loan	(685,513)	—	—	(685,513)
Payments on long-term borrowings and obligations	(541)	—	—	(541)
Change in cash overdraft position	6,088	—	(11,010)	(4,922)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	9,804	—	—	9,804
Dividends paid	(9,386)	—	—	(9,386)
Other	(193,008)	—	193,008	—

Net cash flows from financing activities	(37,556)	—	181,998	144,442

Effect of exchange rate changes on cash	—	—	(571)	(571)

Net decrease in cash and cash equivalents	(87,944)	—	(15,300)	(103,244)
Cash and cash equivalents at beginning of year	134,513	—	52,900	187,413

Cash and cash equivalents at end of year	$46,569	$—	$37,600	$84,169

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(In thousands)

	For the year ended December 31,

2003:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$44,680	$44,680
Other	(43,024)	—	172,410	129,386

Net cash flows from operating activities	(43,024)	—	217,090	174,066

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(663,411)	(663,411)
Capital expenditures	—	—	(17,115)	(17,115)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	2,433	2,433
Other	—	—	44	44

Net cash flows from investing activities	—	—	(678,049)	(678,049)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	749,000	—	—	749,000
Payments on line of credit facilities and term A loan	(593,103)	—	—	(593,103)
Proceeds from long-term borrowings	595,000	—	—	595,000
Payments on long-term borrowings and obligations	(354,167)	—	—	(354,167)
Fees paid for financing arrangements	(24,541)	—	—	(24,541)
Change in cash overdraft position	(4)	—	(4,578)	(4,582)
Proceeds from stock offering, net of issuance costs	178,774	—	—	178,774
Proceeds from stock awards and exercise of stock options, net of stock tendered in payment	12,275	—	—	12,275
Dividends paid	(8,876)	—	—	(8,876)
Other	(472,514)	—	472,636	122

Net cash flows from financing activities	81,844	—	468,058	549,902

Effect of exchange rate changes on cash	—	—	3,558	3,558

Net increase in cash and cash equivalents	38,820	—	10,657	49,477
Cash and cash equivalents at beginning of year	95,693	—	42,243	137,936

Cash and cash equivalents at end of year	$134,513	$—	$52,900	$187,413

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein under Item 8.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions “Election of Directors,” “Governance of the Company and Board Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference. Information concerning our executive officers is also included under the caption “Executive Officers of the Company” in Part I of this Report.

Audit Committee Financial Expert. The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Codes of Ethics. We expect all of our employees to act in accordance with and to abide by the Omnicare “Corporate Compliance Program – Its About Integrity” (the “Omnicare Integrity Code”). The Omnicare Integrity Code is a set of business values and procedures that provides guidance to Omnicare employees with respect to compliance with the law in all of their business dealings and decisions on behalf of Omnicare and with respect to the maintenance of ethical standards, which are a vital and integral part of Omnicare’s business.

The Omnicare Integrity Code applies to all employees including the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and other senior financial officers (the “Covered Officers”). In addition to being bound by the Omnicare Integrity Code’s provisions about ethical conduct, conflicts of interest and compliance with law, Omnicare has adopted a Code of Ethics for the Covered Officers. The Company will furnish any person, without charge, a copy of the Code of Ethics for the Covered Officers upon written request addressed to Omnicare, Inc., 1600 RiverCenter II, 100 East RiverCenter Boulevard, Covington, KY 41011, Attn.: Corporate Secretary. A copy of the Code of Ethics for the Covered Officers can also be found on our web site at www.omnicare.com. Any waiver of any provision of the Code granted to a Covered Officer may only be granted by our Board of Directors or its Audit Committee. If a waiver is granted, information concerning the waiver will be posted on our web site at www.omnicare.com for a period of 12 months.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c)

Equity compensation plans approved by stockholders(a)	6,286	$30.33	6,744

Equity compensation plans not approved by stockholders(b)	1,038	26.91	—

	7,324	$29.85	6,744

(a)	Includes the 1992 Long-Term Stock Incentive Plan, the 1995 Premium-Priced Stock Option Plan and the 2004 Stock and Incentive Plan.
(b)

Includes the 1998 Long-Term Employee Incentive Plan and Director Stock Plan, as further discussed in the “Stock-Based Employee Compensation” note of the Notes to Consolidated Financial Statements included at Item 8 of this Filing. Additionally, at December 31, 2005, the outstanding amount includes 18 stock options transferred from or issued in connection with companies previously acquired by the Company at a weighted average exercise price of $36.19 per share, 5 compensation related warrants issued in 1997 at an exercise price of $29.275 per share, and 10 compensation related warrants issued in 2003 at an exercise price of $33.08 per share.

(c)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included in our proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2006 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Our 2005 Consolidated Financial Statements are included in Part II, Item 8, of this Filing.

(a)(2)	Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

(a)(3)	Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of March 2006.

OMNICARE, INC.

/s/ David W. Froesel, Jr.

David W. Froesel, Jr.
Senior Vice President and
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel F. Gemunder
President, Chief Executive Officer and Director
Joel F. Gemunder	(Principal Executive Officer)

/s/ David W. Froesel, Jr.	Senior Vice President and
Chief Financial Officer and Director
David W. Froesel, Jr.	(Principal Financial and
Accounting Officer)

Edward L. Hutton, Chairman of the Board and Director*	March 16, 2006
John T. Crotty, Director*
Charles H. Erhart, Jr., Director*
Sandra E. Laney, Director*
Andrea R. Lindell, DNSc, RN, Director*
John H. Timoney, Director*
Amy Wallman, Director*

* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

/s/ Cheryl D. Hodges

Cheryl D. Hodges
(Attorney-in-Fact)

Schedule II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

Year ended December 31,	Balance at beginning of period	Additions charged to cost and expenses	Acquisitions	Write-offs, net of recoveries	Balance at end of period

Allowance for uncollectible accounts receivable:

2005	$123,288	$58,024	$41,441	$(53,363)	$169,390

2004	108,813	45,112	13,197	(43,834)	123,288

2003	68,593	44,680	28,651	(33,111)	108,813

S-1

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(2)	Agreement and Plan of Merger, by and among Omnicare, Inc., NCS Acquisition Corp. and NCS HealthCare, Inc., dated as of December 17, 2002	Exhibit (d) (2) to NCS Acquisition Corp.’s Schedule TO-T, as amended and filed with the Securities and Exchange Commission on December 18, 2002

(2.1)	Agreement and Plan of Merger, by and among Omnicare, Inc., Nectarine Acquisition Corp. and NeighborCare, Inc., dated as of July 6, 2005	Form 8-K July 7, 2005

(2.2)

Asset Purchase Agreement, by and among Omnicare, Inc., RxCrossroads, L.L.C., RxInnovations, L.L.C., Making Distribution Intelligent, L.L.C. and Louisville Public Warehouse Company, dated as of July 1, 2005

Form 8-K July 8, 2005

(2.3)	Agreement and Plan of Merger, dated as of July 9, 2005, by and between Omnicare, Inc., Hospice Acquisition Corp., excelleRx, Inc. and certain of the stockholders and option holders of excelleRx, Inc.	Form 8-K July 14, 2005

(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003

(3.2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Omnicare, Inc., dated as of May 18, 1999	Form 10-K March 27, 2003

(3.3)	Second Amended and Restated By-Laws of Omnicare, Inc.	Form 10-Q November 14, 2003

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.1)

Indenture, dated as of March 20, 2001, by and among Omnicare, Inc., the Guarantors named therein and SunTrust Bank, as trustee, relating to the Company’s $375.0 million 8.125% Senior Subordinated Notes due 2011

Form 8-K March 23, 2001

(4.2)	Rights Agreement, and related Exhibits, dated as of May 17, 1999 between Omnicare, Inc. and First Chicago Trust Company of New York, as Rights Agent	Form 8-K May 18, 1999

(4.3)

$750.0 million Credit Agreement, dated as of June 13, 2003, by and among Omnicare, Inc., as Borrower, the lenders from time to time parties thereto, as Lenders, JP Morgan Chase Bank, as a Joint Syndication Agent, Wachovia Bank, National Association, as a Joint Documentation Agent, Lehman Commercial Paper Inc., as Joint Syndication Agent, UBS Securities LLC, as a Joint Documentation Agent, and SunTrust Bank as the Administrative Agent

Form 10-Q August 14, 2003

(4.4)	Subordinated Debt Securities Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K Filed June 16, 2003

(4.5)	First Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K Filed June 16, 2003

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.6)	Second Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K Filed June 16, 2003

(4.7)	Third Supplemental Indenture, dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K Filed March 9, 2005

(4.8)	Fourth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2013 Note)	Form 8-K Filed December 16, 2005

(4.9)	Fifth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2015 Note)	Form 8-K Filed December 16, 2005

(4.10)	Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and the Trustee (including the Form of Convertible Debenture)	Form 8-K Filed December 16, 2005

(4.11)	Guarantee Agreement of Omnicare, Inc. relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003	Form 8-K Filed June 16, 2003

(4.12)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K Filed March 9, 2005

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.13)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K Filed March 9, 2005

(10.1)	Executive Salary Protection Plan, as amended, May 22, 1981*	Form 10-K March 25, 1996

(10.2)	Annual Incentive Plan for Senior Executive Officers*	Proxy Statement for 2001 Annual Meeting of Shareholders dated April 10, 2001

(10.3)	1992 Long-Term Stock Incentive Plan*	Proxy Statement for 2002 Annual Meeting of Stockholders dated April 10, 2002

(10.4)	1995 Premium-Priced Stock Option Plan*	Proxy Statement for 1995 Annual Meeting of Stockholders dated April 10, 1995

(10.5)	1998 Long-Term Employee Incentive Plan*	Form 10-K March 30, 1999

(10.6)	Amendment to 1998 Long-Term Employee Incentive Plan, effective November 26, 2002*	Form 10-K March 27, 2003

(10.7)	Director Stock Plan for Members of the Compensation and Incentive Committee*	Form S-8 December 14, 2001

(10.8)	Director Compensation Program Update*	Form 8-K May 20, 2005

(10.9)	Omnicare, Inc. 2004 Stock and Incentive Plan*	Appendix B to the Company’s Definitive Proxy Statement for 2004 Annual Meeting of Stockholders, filed on April 9, 2004

(10.10)	Form of Indemnification Agreement with Directors and Officers*	Form 10-K March 30, 1999

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.11)	Employment Agreement with J.F. Gemunder, dated August 4, 1988*	Form 10-K March 27, 2003

(10.12)	Employment Agreement with C.D. Hodges, dated August 4, 1988*	Form 10-K March 27, 2003

(10.13)	Employment Agreement with P.E. Keefe, dated March 4, 1993*	Form 10-K March 25, 1994

(10.14)	Split Dollar Agreement with E.L. Hutton, dated June 1, 1995, (Agreement in the same form exists with J.F. Gemunder)*	Form 10-K March 25, 1996

(10.15)	Split Dollar Agreement, dated June 1, 1995 (Agreements in the same form exist with the following Executive Officers: T.E. Bien, C.D. Hodges and P.E. Keefe)*	Form 10-K March 25, 1996

(10.16)	Retirement Plan for E.L. Hutton*	Form 10-K March 30, 2001

(10.17)	Omnicare, Inc. Excess Benefit Plan*	Form 10-K March 15, 2004

(10.18)	Description of 2002 Supplemental Benefit Plan*	Form 10-K March 15, 2004

(10.19)	Employment Agreement with T.E. Bien, dated January 1, 1994*	Form 10-K March 31, 1997

(10.20)	Employment Agreement with D.W. Froesel, Jr., dated February 17, 1996*	Form 10-K March 31, 1997

(10.21)	Form of Amendment to Employment Agreements with J.F. Gemunder, P.E. Keefe and C.D. Hodges, dated as of February 25, 2000*	Form 10-K March 30, 2000

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.22)	Form of Amendment to Employment Agreements with T.E. Bien and D.W. Froesel, Jr., dated as of February 25, 2000*	Form 10-K March 30, 2000

(10.23)	Amendment to Employment Agreement with J.F. Gemunder, dated as of September 25, 2002*	Form 10-K March 27, 2003

(10.24)	Amendment to Employment Agreement with J.F. Gemunder, dated as of March 24, 2005*	Form 8-K March 29, 2005

(10.25)	Amendment to Employment Agreement with P.E. Keefe, dated as of March 24, 2005*	Form 8-K March 29, 2005

(10.26)	Amendment to Employment Agreement with C.D. Hodges, dated as of March 24, 2005*	Form 8-K March 29, 2005

(10.27)	Summary of Compensation of Kirk M. Pompeo, Senior Vice President, Sales & Marketing*	Form 10-K March 16, 2005

(10.28)	Form of Stock Option Award Letter*	Form 8-K December 1, 2004

(10.29)	Form of Restricted Stock Award Letter (Executive Officers)*	Form 8-K March 29, 2005

(10.30)	Form of Restricted Stock Award Letter (Employees Other Than Executive Officers)*	Form 8-K March 29, 2005

(10.31)	Prime Vendor Agreement with McKesson, dated as of December 23, 2003**	Form 10-K March 15, 2004

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.32)	Summary of Non-Employee Director Compensation*	Form 10-K March 16, 2005

(10.33)

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

Form 8-K August 3, 2005

(10.34)	Employment Agreement with Glen C. Laschober, dated as of August 5, 2005*	Form 8-K August 11, 2005

(10.35)	Form of Amended and Restated Employment Agreement with T.E. Bien, dated as of February 17, 2006*	Filed Herewith

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

(21)	Subsidiaries of Omnicare, Inc.	Filed Herewith

(23)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

(99)

Commitment Letter Agreement among JPMorgan Chase Bank, J.P. Morgan Securities Inc., Lehman Commercial Paper Inc., Lehman Brothers Inc., SunTrust Bank, SunTrust Capital Markets, Inc., Canadian Imperial Bank of Commerce, CIBC World Markets Corp., Merrill Lynch Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Omnicare, Inc., dated June 3, 2004.

Exhibit (b)(1) to the Schedule TO-T of the Company and Nectarine Acquisition Corp as filed with the Securities and Exchange Commission on June 4, 2004

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