Form 10-Q
period 2006-03-31
OMNICARE INC
filed 2006-05-10
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

   (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

1)

has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

2)	has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

SEC 1296 (12-05) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

COMMON STOCK OUTSTANDING

	Number of Shares	Date

Common Stock, $1 par value	121,143,420	March 31, 2006

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands, except per share data)

	Three months ended, March 31,

	2006	2005

Net sales	$1,658,598	$1,096,146

Cost of sales	1,242,083	826,824

Gross profit	416,515	269,322

Selling, general and administrative expenses	247,342	157,759
Restructuring and other related charges (Note 10)	7,713	—
Litigation charge (Note 2 and Note 11)	34,100	—

Operating income	127,360	111,563

Investment income	1,799	1,153
Interest expense	(42,412)	(19,919)

Income before income taxes	86,747	92,797

Income tax provision	33,516	34,802

Net income	$53,231	$57,995

Earnings per share:
Basic	$0.45	$0.57

Diluted (Note 4)	$0.43	$0.54

Dividends per common share	$0.0225	$0.0225

Weighted average number of common shares outstanding:

Basic	117,911	101,759

Diluted (Note 4)	123,595	109,940

Comprehensive income	$50,879	$57,180

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands, except share data)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$315,500	$215,421
Restricted cash	12,151	2,674
Deposits with drug wholesalers	44,740	83,036
Accounts receivable, less allowances of $170,005 (2005-$169,390)	1,394,972	1,260,634
Unbilled receivables	20,828	17,195
Inventories	476,427	473,942
Deferred income tax benefits	116,557	107,967
Other current assets	176,322	200,026

Total current assets	2,557,497	2,360,895

Properties and equipment, at cost less accumulated depreciation of $265,215 (2005-$252,489)	222,770	231,734
Goodwill	4,071,714	4,029,482
Identifiable intangible assets, less accumulated amortization of $54,007 (2005-$45,153)	332,070	339,474
Other noncurrent assets	194,992	195,820

Total noncurrent assets	4,821,546	4,796,510

Total assets	$7,379,043	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$391,835	$397,471
Accrued employee compensation	66,646	56,063
Deferred revenue	26,554	24,857
Current debt (Note 7)	357,854	355,943
Other current liabilities and income taxes payable	235,746	166,170

Total current liabilities	1,078,635	1,000,504

Long-term debt	750,968	752,901
8.125% senior subordinated notes, due 2011	8,225	8,775
6.125% senior subordinated notes, net, due 2013	224,401	230,216
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033 (Note 7)	—	—
3.25% convertible senior debentures, due 2035	977,500	977,500
Deferred income tax liabilities	265,074	249,034
Other noncurrent liabilities	270,181	246,429

Total noncurrent liabilities	3,246,349	3,214,855

Total liabilities	4,324,984	4,215,359

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 124,046,500 shares issued (2005-122,619,100 shares issued)	124,047	122,619
Paid-in capital	1,857,960	1,861,483
Retained earnings	1,178,421	1,127,915
Treasury stock, at cost-2,903,100 shares (2005-2,737,100 shares)	(89,368)	(78,418)
Deferred compensation (Note 3)	—	(76,904)
Accumulated other comprehensive income	(17,001)	(14,649)

Total stockholders’ equity	3,054,059	2,942,046

Total liabilities and stockholders’ equity	$7,379,043	$7,157,405

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands)

	Three months ended, March 31,

	2006	2005

Cash flows from operating activities:
Net income	$53,231	$57,995
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	14,382	8,194
Amortization	16,516	6,075
Provision for doubtful accounts	17,094	12,409
Deferred tax provision	8,463	14,068
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(158,186)	(54,829)
Inventories	(766)	8,428
Deposits with drug wholesalers	38,296	—
Current and noncurrent assets	24,035	(15,630)
Accounts payable	(13,790)	3,019
Accrued employee compensation	22,007	7,605
Deferred revenue	1,697	(1,025)
Income taxes payable	303	4,830
Current and noncurrent liabilities	59,495	13,915

Net cash flows from operating activities	82,777	65,054

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(23,201)	(28,180)
Capital expenditures	(6,109)	(3,133)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(9,871)	(5,522)
Other	82	34

Net cash flows from investing activities	(39,099)	(36,801)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	157,000
Payments on line of credit facilities and term A loan	(133,000)	(163,154)
Proceeds from long-term borrowings and obligations	63	41,345
Payments on long-term borrowings and obligations	(584)	(35)
Fees paid for financing arrangements	(2,052)	(1,454)
Change in cash overdraft balance	8,423	(1,645)
Proceeds from stock offering, net of issuance costs	49,239	—
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	(6,030)	605
Excess tax benefits from stock-based compensation	10,021	—
Dividends paid	(2,725)	(2,358)

Net cash flows from financing activities	56,355	30,304

Effect of exchange rate changes on cash	46	297

Net increase in cash and cash equivalents	100,079	58,854
Cash and cash equivalents at beginning of year	215,421	84,169

Cash and cash equivalents at end of year	$315,500	$143,023

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

1. Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

          The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Debt,” “Restructuring and Other Related Charges” and “Subsequent Event” notes) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2005 and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Description of Business and Summary of Significant Accounting Policies

          The Company’s description of business and significant accounting policies have been disclosed in its Annual Report on Form 10-K. As previously disclosed, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2005 and any related updates contained in the Company’s periodic quarterly SEC filings, including those presented below.

Stock-Based Compensation

          Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to the adoption of SFAS 123R, the Company accounted for stock incentive plans under the recognition and measurement principles of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

          SFAS 123R requires the Company to record compensation costs relating to share-based payment transactions in its financial statements. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective method” of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006. Estimated compensation for awards that were outstanding as of January 1, 2006 will be recognized over the remaining service period using the compensation cost estimate included in the SFAS 123 pro forma disclosures at the time the awards were issued. In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS 123R.

          Operating income for the three months ended March 31, 2006, includes additional share-based compensation expense for stock options and stock awards of approximately $2.9 million before taxes related to the adoption of SFAS 123R. See the “Stock-Based Employee Compensation” note for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for the comparable prior year period as if we had recorded stock-based compensation expense.

Concentration of Credit Risk

          The new prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, Omnicare experienced a significant shift in payor mix during the quarter ended March 31, 2006, as Part D currently represents over 40% of Omnicare’s overall revenues. Prior to the implementation of the new Medicare Part D program, most of these residents were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

          Under the new Part D benefit, payment is determined in accordance with the agreements Omnicare has negotiated with the Part D Plans. The remainder of Omnicare’s billings are paid or reimbursed by individual residents, long-term care facilities (including revenues for residents funded under Medicare Part A) and other third party payors, including private insurers. The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, of Omnicare and/or client facilities to comply with applicable reimbursement regulations could adversely affect Omnicare’s reimbursement under these programs and Omnicare’s ability to continue to participate in these programs. In addition, failure to comply with these regulations could subject the Company to other penalties.

          Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to negotiate agreements with Part D Plans. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until all such agreements are finalized and Medicare beneficiaries complete enrollment in the Plans, and until these administrative and payment issues have been resolved, the Company will not be able to determine the impact of the new Part D Drug Benefit on the Company’s results of operations, financial condition and cash flows.

Recently Issued Accounting Standards

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which nullifies and amends various accounting guidance related to accounting for derivative instruments and securitization transactions. The intent of this guidance is primarily to reduce operational complexity associated with bifurcating embedded derivatives, among other items. SFAS 155 is effective for new instruments issued by the Company beginning January 1, 2007. The Company currently does not expect that the adoption of SFAS 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

2. Subsequent Event

          On May 10, 2006, the Company announced that it has recorded a special litigation charge of $34.1 million pretax ($24 million aftertax) in its financial results for the quarter ended March 31, 2006 to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on recent discussions between these government representatives and the Company’s legal counsel during May 2006. As previously disclosed, the inquiries relate to the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). This special litigation charge represents the Company’s current best estimate of potential settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

3. Stock-Based Employee Compensation

SFAS 123R Adoption

          At March 31, 2006, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described more fully below. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R as further described in the “Interim Financial Data, Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

Stock-Based Employee Compensation Plans

          During 2004, stockholders of the Company approved the 2004 Stock and Incentive Plan, under which the Company is authorized to grant equity-based and other incentive compensation to employees, officers, directors, consultants and advisors of the Company in an amount aggregating up to 10 million shares of Company common stock. Beginning May 18, 2004, stock-based incentive awards are made only from the 2004 Stock and Incentive Plan.

          During 1998, the Company’s Board of Directors approved the 1998 Long-Term Employee Incentive Plan (the “1998 Plan”), under which the Company was authorized to grant stock-based incentives to a broad base of employees (excluding executive officers and directors of the Company) in an amount initially aggregating up to 1 million shares of Company common stock for non-qualified options, stock awards and stock appreciation rights. In March 2000 and November 2002, the Company’s Board of Directors amended the 1998 Plan to increase the shares available for granting to 3.5 million and 6.3 million, respectively.

          During 1995, the Company’s Board of Directors and stockholders approved the 1995 Premium-Priced Stock Option Plan, providing options to purchase 2.5 million shares of

Company common stock available for grant at an exercise price of 125% of the stock’s fair market value at the date of grant.

          Under the 1992 Long-Term Stock Incentive Plan, the Company granted stock awards and stock options at not less than fair market value of the Company’s common stock on the date of grant.

          The Company also had a Director Stock Plan, which allowed for stock options and stock awards to be granted to certain non-employee directors. As of May 18, 2004, this plan was terminated. Consequentially, awards are no longer made from this plan.

          Under these plans, stock options vest and become exercisable at varying points in time, ranging up to four years in length, and have terms that generally span ten years from the grant date. Stock option awards are generally granted with an exercise price equal to the fair market value of Company stock on the date of grant. Omnicare’s policy is to issue new shares upon stock option exercise. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

Employee Stock Purchase Plan

          In November 1999, the Company’s Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the “ESPP”). Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company’s common stock. For each share of stock purchased, the participant also receives two options to purchase additional shares of the Company’s stock. The stock options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares purchased are not held by the participant for a minimum of two years. The stock options have a ten-year life from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company’s stock on the open market. Prior to May 18, 2004, stock options awarded under the ESPP were issued out of the 1992-Long-Term Stock Incentive Plan and the 1998 Long-Term Employee Incentive Plan. Beginning May 18, 2004, stock options under the ESPP are only issued out of the 2004 Stock and Incentive Plan.

Stock Awards

          Non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors. These awards are restricted as to the transfer of ownership and generally vest over a seven-year period (with a greater proportion vesting in the latter years), or five to ten-year periods (vesting on a straight-line basis). Unrestricted stock awards are granted annually to all members of the Board of Directors, and non-employee directors also receive non-vested stock awards that generally vest on the third anniversary of the date of grant. The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

Stock-Based Compensation

          As discussed in the “Interim Financial Data, Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which requires the Company to record compensation costs relating to share-based payment transactions, including stock options, in its financial statements, based on estimated fair values. The Company currently uses the Black-Scholes options pricing model to determine the fair value of stock options on the grant date, which is affected by Omnicare’s stock price as well as assumptions regarding a number of complex and subjective variables, as further discussed below. These variables include Omnicare’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, the risk-free interest rate and the stock’s dividend yield.

          The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding and is estimated based on historical stock option exercise experience. The expected volatility is based on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options. The risk-free interest rate used in the option valuation model is based on United States Treasury Strip (“stripped coupon interest”) issues with remaining terms similar to the expected term of the stock options. The expected dividend yield is based on the current Omnicare stock yield. The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Omnicare uses historical data to estimate pre-vesting stock option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period.

          The assumptions used to value stock options granted during the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,

	2006	2005

Expected volatility	30%	47%
Risk-free interest rate	4.7%	4.1%
Expected dividend yield	0.2%	0.3%
Expected term of stock options (in years)	4.6	5.1
Weighted-average fair value of stock options granted	$16.93	$14.25

          Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of restricted stock awards over the vesting term in accordance with the vesting schedule. Unrestricted stock awards were expensed during the period granted. The estimated compensation cost was based on the fair market value of Omnicare’s common stock on the date of the grant. Effective January 1, 2006, the Company recognizes the compensation cost of restricted stock awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period.

          Total stock-based compensation expense recognized in the Consolidated Statement of Income for the three months ended March 31, 2006 is $6.7 million pretax (approximately $4.3 million aftertax) and is classified as selling, general and administrative expenses.

          The following table illustrates the effect on net income and earnings per share, for the three months ended March 31, 2005, if the Company had accounted for share-based payment transactions under the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123” (“SFAS 148”) (in thousands, except per share data):

2005

Net income, as reported	$57,995

Add: Stock-based employee compensation expense (stock awards) included in reported net income, net of related tax effects	1,411
Deduct: Total stock-based employee compensation expense (stock options and awards) determined under the fair value based method, net of related tax effects	(6,845)

Pro forma net income	$52,561

Earnings per common share:
Basic - as reported	$0.57

Basic - pro forma	$0.52

Diluted - as reported	$0.54

Diluted - pro forma	$0.49

          Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on the Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than an operating cash flow, totaling approximately $10 million during the first quarter of 2006. This requirement serves to reduce net operating cash flows and increase net financing cash flows in the period of adoption and thereafter. Total cash flows will remain unchanged from what would have been reported under prior accounting rules.

          Prior to the adoption of SFAS 123R, the Company recorded a contra-equity balance for the unearned (deferred) compensation cost related to nonvested restricted stock awards. SFAS 123R requires that this balance be charged against additional paid-in capital upon adoption. As a result, the December 31, 2005 balance in deferred compensation of $76.9 million was charged against paid-in capital upon adoption of SFAS 123R, with no overall change to total stockholders’ equity.

          As of March 31, 2006, there was approximately $93 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees. That cost is expected to be recognized over a weighted-average period of approximately 5.1 years. The total fair value of shares vested during the three months ended March 31, 2006 related to stock awards and stock options was approximately $12 million.

General Stock Option Information

          A summary of stock option activity under the plans for the three months ended March 31, 2006 is presented below (in thousands, except exercise price data):

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Options outstanding, beginning of period	7,309	$29.84
Options granted	23	52.25
Options exercised	(280)	24.25
Options forfeited	(26)	35.87

Options outstanding, end of period	7,026	$30.12	$174,742

Options exercisable, end of period	4,903	$24.06	$151,685

          The total intrinsic value of options exercised during the period was approximately $9.5 million.

          The following summarizes information about stock options outstanding and exercisable as of March 31, 2006 (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING					OPTIONS EXERCISABLE

			Weighted			Weighted
		Number	Average	Weighted	Number	Average	Weighted
		Outstanding at	Remaining	Average	Exercisable at	Remaining	Average
Range of Exercise		March 31,	Contractual	Exercise	March 31,	Contractual	Exercise
Prices		2006	Life (in years)	Price	2006	Life (in years)	Price

$7.72 -	$15.45	1,286	3.3	$15.30	1,286	3.3	$15.30
15.46 -	23.17	1,157	5.1	18.82	1,117	5.1	18.71
23.18 -	30.90	2,324	6.9	27.40	1,772	7.0	27.48
30.91 -	38.61	436	3.1	36.44	383	2.4	36.65
38.62 -	61.79	1,823	8.9	49.70	345	7.9	42.44

$7.72 -	$61.79	7,026	6.2	$30.12	4,903	5.3	$24.06

General Restricted Stock Award Information

          A summary of nonvested restricted stock awards for the three months ended March 31, 2006 is presented below (in thousands, except fair value data):

		Weighted
		Average
	Non-vested	Grant Date
Restricted Stock Awards	Shares	Fair Value

Beginning of period	2,967	$29.80
Awarded	292	57.75
Vested	(544)	21.04
Forfeited	(13)	31.35

End of period	2,702	$34.58

4. Earnings Per Share Data

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

          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	For the three months ended March 31,

			Per
		Common	Common
	Income	Shares	Share
2006:	(Numerator)	(Denominator)	Amounts

Basic EPS
Net income	$53,231	117,911	$0.45

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	2,570
Stock options, warrants and awards	—	3,114

Diluted EPS
Net income plus assumed conversions	$53,303	123,595	$0.43

2005:

Basic EPS
Net income	$57,995	101,759	$0.57

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	1,682	6,271
Stock options, warrants and awards	—	1,910

Diluted EPS
Net income plus assumed conversions	$59,677	109,940	$0.54

          During the three months ended March 31, 2006 and 2005, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for those periods totaled 1.1 million and 4.4 million, respectively.

          In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price threshold has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. As further discussed in the “Debt” note of the Notes to Consolidated Financial Statements, the Company completed the exchange offer relating to the 4.00% junior subordinated convertible debentures on March 8, 2005. Accordingly, the effect of Omnicare’s fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.02 for the three months ended March 31, 2005 (primarily relating to the period from January 1, 2005 through the exchange offering completion date of March 8, 2005). For purposes of the “if-converted” calculation, 6.3 million shares were assumed to be converted for the three months ended March 31, 2005. Additionally, interest expense net of taxes, of $1.7 million for the three months ended March 31, 2005, was added back to net income for purposes of calculating diluted earnings per share using this method. There was no impact relating to this change on reported diluted earnings per share for the three months ended March 31, 2006. See further discussion of the 4.00% junior subordinated convertible debentures exchange offering in the “Debt” note.

5. Acquisitions

          Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses, as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies, medical supply companies, hospice pharmacy companies and companies providing distribution and patient assistance services for specialty pharmaceuticals, which complement the Company’s core business. During the first three months of 2006, Omnicare completed certain acquisitions of businesses and other assets in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required cash payments of $23.2 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) in the three months ended March 31, 2006. The impact of acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company has engaged an independent valuation firm to assist with identification and valuation of other identifiable assets in connection with the purchase price allocation for certain acquisitions. The Company also continues to evaluate the tax effects and other preacquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for these acquisitions and, accordingly, the goodwill balance is preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

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

          Unaudited pro forma combined results of operations of the Company and NeighborCare for the quarter ended March 31, 2005 is presented below. Such pro forma presentation has been prepared assuming that the NeighborCare acquisition had been made as of January 1, 2005.

          The unaudited pro forma combined financial information of the Company and NeighborCare for the three months ended March 31, 2005 follows (in thousands, except per share data):

Amount

Pro forma net sales	$1,500,852
Pro forma net income	56,528
Pro forma earnings per share:
Basic	$0.56

Diluted	$0.53

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

6. Goodwill and Other Intangible Assets

          Changes in the carrying amount of goodwill for the three months ended March 31, 2006, by business segment, are as follows (in thousands):

	Pharmacy	CRO
	Services	Services	Total

Balance as of December 31, 2005	$3,952,472	$77,010	$4,029,482
Goodwill acquired in the three months ended March 31, 2006	119	—	119
Other	29,789	12,324	42,113

Balance as of March 31, 2006	$3,982,380	$89,334	$4,071,714

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

          The decrease in the net carrying amount of the Company’s other identifiable intangible assets of $7.4 million from December 31, 2005 primarily relates to amortization expense recorded during the period.

7. Debt

Current and Long-Term Debt

          At March 31, 2006, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and $700 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The interest rate on the Revolving Loans and Term Loans was 5.47% at March 31, 2006. As of March 31, 2006, the Company had approximately $23.8 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

          The Company’s debt instruments, including related terms and financial covenants, have been disclosed at the “Debt” note in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company had additional borrowings of long-term debt during the three months ended March 31, 2005 approximating $41 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate of 4.82% per annum at March 31, 2006.

          At March 31, 2006, the overall weighted average interest rate on the Company’s variable interest portion of its long-term debt, excluding the interest rate swap agreement, was 5.43%. The estimated floating interest rate on the interest rate swap agreement was 7.41% at March 31, 2006.

4.00% Junior Subordinated Convertible Debentures:

          During the first quarter of 2005, the Company completed its offer to exchange up to $345 million aggregate liquidation amount of 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) of Omnicare Capital Trust I (the “Old Trust”), for an equal amount of Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”). The New Trust PIERS have substantially similar terms to the Old Trust PIERS, except that the New Trust PIERS have a net share settlement feature. In connection with the exchange offer, the composition of the Company’s 4.00% junior subordinated convertible debentures underlying the trust PIERS was impacted. Additional information regarding the 4.00% junior subordinated convertible debentures underlying the Old Trust PIERS and the New Trust PIERS is summarized below.

Original 4.00% Junior Subordinated Convertible Debentures

          In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of original 4.00% junior subordinated convertible debentures (“Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity) and in certain other circumstances. The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at period end, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

          As of March 31, 2006, and consistent with December 31, 2005, the aforementioned contingent conversion threshold of the Old 4.00% Debentures had been attained (as the closing sales price of Omnicare common stock exceeded 130% of the applicable conversion price of $40.82, or was above $53.07, for the twenty trading days prior to quarter end). As a result, the Old 4.00% Debentures were convertible by the debt holders to cash and to common stock, and have been classified as current versus long-term debt on the consolidated balance sheet as of period end.

Series B 4.00% Junior Subordinated Convertible Debentures

          On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of the New Trust PIERS, plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (“New 4.00% Debentures”) issued by the Company with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust. Subsequent to the completion of the exchange offering and at period end, the Company has $333,766,950 of New 4.00% Debentures outstanding.

          The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Company common stock, whereas the outstanding Old Trust PIERS are convertible only into Company common stock (except for cash in lieu of fractional shares).

          As of March 31, 2006, and consistent with December 31, 2005, the aforementioned contingent conversion threshold of the New 4.00% Debentures had been attained (as the closing sales price of Omnicare common stock exceeded 130% of the applicable conversion price of $40.82, or was above $53.07, for the twenty trading days prior to quarter end). As a result, the New 4.00% Debentures were convertible by the debt holders to cash and to common stock, and have been classified as current versus long-term debt on the consolidated balance sheet as of period end.

          In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.1 million was amortized to expense in the three months ended March 31, 2006 and 2005, respectively. The three months ended March 31, 2005 included a special charge to operating expenses totaling $1.2 million pretax relating to professional fees and expenses incurred in connection with the issuance of the New Trust PIERS.

8. Public Offering of Common Stock

          During January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock, $1 par value, at $59.72 per share. Gross cash proceeds, before underwriting discount, commission and expenses, were approximately $51 million.

9. Employee Benefit Plans

          The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.8 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

          The Company also has an excess benefit plan (“EBP”) that provides retirement payments to certain headquarters employees in amounts generally consistent with what they would have received under the Company’s non-contributory, defined benefit pension plan (the “Qualified Plan”) for corporate headquarters employees, frozen and fully vested as of January 1, 1994. The retirement benefits provided by the EBP are generally comparable to those that would have been earned in the Qualified Plan, if payments under the Qualified Plan were not limited by the Internal Revenue Code. The Company has established rabbi trusts, which are invested primarily in a mutual fund holding U.S. Treasury obligations, to provide for retirement obligations under the EBP. The Company’s policy is to fund its pension obligations in accordance with the funding provisions of the Employee Retirement Income Security Act (“ERISA”).

          The following table presents the components of pension cost for each of the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,

	2006	2005

Service cost	$456	$365
Interest cost	976	798
Amortization of deferred amounts (primarily prior actuarial losses)	1,091	816
Return on assets	(44)	(58)

Net periodic pension cost	$2,479	$1,921

          During the first quarter of 2006, the Company made payments of $3.3 million related to funding plan assets for the settlement of the Company’s pension obligations, resulting in aggregate assets for the settlement of the Company’s pension obligations with a fair value of approximately $66 million at period end (included in the “Other noncurrent assets” section of the Consolidated Balance Sheets). The Company anticipates payments of approximately $10.9 million during the remainder of the 2006 year. The aftertax accumulated unrealized depreciation in fair value of investments included in accumulated other comprehensive income at March 31, 2006 totaled $1.9 million, representing an increase of $1.2 million from December 31, 2005.

          In addition, the Company has a supplemental pension plan (“SPP”) in which certain of its officers participate. Retirement benefits under the SPP are calculated on the basis of a specified percentage of the officers’ covered compensation, years of credited service and a vesting schedule, as specified in the plan document. Expense relating to the SPP was $0.2 million for the three month periods ended March 31, 2006 and March 31, 2005. Obligations of the SPP of $4.9 million were fully funded in rabbi trusts at March 31, 2006.

10. Restructuring and Other Related Charges

          In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives are related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations have resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies have also been identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives are expected to result in the closure of 31 Omnicare facilities, of which 28 are pharmacy operations. It will also lead to a net reduction in force of approximately 900 positions. Of this reduction in force, approximately 96% are in pharmacy operations and the remaining reductions are at the corporate headquarters or the Company’s contract research operations. Approximately 600 of these positions have been eliminated as of March 31, 2006. Restructuring activities in the contract research organization segment relate primarily to facility lease obligations.

          In connection with this program, these particular consolidation and productivity initiatives are expected to be completed within 12 months of commencement of the 2005 Program. These initiatives are currently estimated to require total restructuring and other related charges of approximately $30 million before taxes, which relate to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. The Company recorded restructuring and other related charges of approximately $19 million pretax (approximately $12 million aftertax) during the year ended December 31, 2005. Additionally, the Company recorded restructuring and other related charges of approximately $8 million pretax (approximately $5 million aftertax) during the quarter ended March 31, 2006. The Company expects charges of approximately $3 million before taxes during the remainder of the program.

          The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. The other related charges consist of professional fees associated with certain productivity initiatives. Details of the restructuring and other related charges follow (in thousands):

	Balance at December 31, 2005	2006 Provision/ Accrual	Utilized during 2006	Balance at March 31, 2006

Restructuring charges:
Employee severance	$2,809	$2,445	$(499)	$4,755
Employment agreement buy-outs	734	933	(963)	704
Lease terminations	9,833	874	(1,694)	9,013
Other assets, fees and facility exit costs	1,335	931	(1,486)	780

Total restructuring charges	$14,711	$5,183	$(4,642)	$15,252

Other related charges		2,530

Total restructuring and other related charges		$7,713

          As of March 31, 2006, the Company had paid approximately $3.9 million of severance and other employee-related costs. The remaining liabilities at March 31, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments), and will be settled as these matters are finalized.

11. Commitments and Contingencies

          Omnicare continuously evaluates contingencies based upon the best available information. The Company believes that liabilities have been provided to the extent necessary in cases where the outcome is considered probable and reasonably estimable. To the extent that resolution of contingencies results in amounts that vary from the Company’s recorded liabilities, future earnings will be charged or credited accordingly.

          The Company has received administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, seeking information arising out of the Company’s relationships with certain manufacturers and distributors of pharmaceutical products. The Company believes that its purchases of pharmaceuticals comply with all applicable laws and regulations. In addition, the federal government and certain states are investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company is cooperating fully in these matters. See further discussion in the “Subsequent Event” note of the Notes to Consolidated Financial Statements.

          On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court For the Eastern District of Kentucky purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints, which purport to be brought on behalf of all Omnicare shareholders, allege that Omnicare has artificially inflated its earnings by engaging in improper generic drug substitution and that the defendants have made false and misleading statements regarding the Company’s business and prospects. The complaints seek, among other things, compensatory damages and injunctive relief. On March 7, 2006, the parties to both actions filed stipulations agreeing that the cases should be consolidated and proposing a scheduling order for the conduct of the actions upon consolidation. Those scheduling orders were entered on March 10, 2006. On April 3, 2006 Plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. That motion is currently pending.

          Also on February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. On April 7, 2006, the defendants moved to stay all proceedings in both actions pending resolution of the earlier-filed federal class actions and virtually identical derivative action (see discussion of the Irwin matter below) pending in the Eastern District of Kentucky. On May 4, 2006, the defendants moved to consolidate the Isak and Fragnoli actions.

          On March 23, 2006, a shareholder derivative action entitled Irwin v. Gemunder, et al., 2:06cv62, was filed in the United States District Court For the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief.

          The Company believes the above-described purported class and derivative actions are without merit and intends to vigorously defend the actions.

          Although the Company cannot predict the ultimate outcome of the matters described in the preceding paragraphs, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows or, in the case of the investigations regarding certain drug substitutions, that these matters will be resolved in an amount that would not exceed the amount of the pretax charge recorded by the Company.

          As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Omnicare is also involved in various legal actions arising in the normal course of business. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations and cash flows in any one accounting period, outside of the matters described in the preceding paragraphs, the Company is not aware of any such matters whereby it is presently believed that the final disposition will have a material adverse affect on the Company’s overall consolidated financial position.

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

12. Segment Information

          Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States of America (“USA”), the District of Columbia and in Canada at March 31, 2006. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at March 31, 2006, including the USA.

          The table below presents information about the reportable segments as of and for the three months ended March 31, 2006 and 2005 and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended March 31,

2006:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$1,616,552	$42,046	$—	$1,658,598
Depreciation and amortization	29,672	487	739	30,898
Restructuring and other related charges	(5,316)	(298)	(2,099)	(7,713)
Litigation charge	(34,100)	—	—	(34,100)
Operating income (expense)	150,506	1,163	(24,309)	127,360
Total assets	6,690,518	160,483	528,042	7,379,043
Capital expenditures	5,663	96	350	6,109

2005:

Net sales	$1,050,099	$46,047	$—	$1,096,146
Depreciation and amortization	13,070	547	652	14,269
Operating income (expense)	124,903	2,559	(15,899)	111,563
Total assets	3,570,977	151,785	326,667	4,049,429
Capital expenditures	2,292	221	620	3,133

          In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company included in its reported CRO segment net sales amount, reimbursable out-of-pockets totaling $6.2 million and $7.3 million for the three month period ended March 31, 2006 and 2005, respectively.

13. Guarantor Subsidiaries

          The Company’s $375.0 million 8.125% senior subordinated notes due 2011 and the 6.125% senior subordinated notes due 2013 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2006 and December 31, 2005 for the balance sheets, as well as the statements of income and the statements of cash flows for the three months ended March 31, 2006 and 2005. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income

(in thousands)	Three months ended March 31,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$1,566,726	$91,872	$—	$1,658,598
Cost of sales	—	1,172,772	69,311	—	1,242,083

Gross profit	—	393,954	22,561	—	416,515
Selling, general and administrative expenses	1,981	232,855	12,506	—	247,342
Restructuring and other related charges	—	7,713	—	—	7,713
Litigations charge	—	34,100	—	—	34,100

Operating income (loss)	(1,981)	119,286	10,055	—	127,360
Investment income	991	808	—	—	1,799
Interest expense	(41,192)	(650)	(570)	—	(42,412)

Income (loss) before income taxes	(42,182)	119,444	9,485	—	86,747
Income tax (benefit) expense	(15,228)	45,320	3,424	—	33,516
Equity in net income of subsidiaries	80,185	—	—	(80,185)	—

Net income	$53,231	$74,124	$6,061	$(80,185)	$53,231

2005:

Net sales	$—	$1,053,679	$42,467	$—	$1,096,146
Cost of sales	—	794,725	32,099	—	826,824

Gross profit	—	258,954	10,368	—	269,322
Selling, general and administrative expenses	1,820	149,811	6,128	—	157,759

Operating income (loss)	(1,820)	109,143	4,240	—	111,563
Investment income	331	822	—	—	1,153
Interest expense	(19,276)	(229)	(414)	—	(19,919)

Income (loss) before income taxes	(20,765)	109,736	3,826	—	92,797
Income tax (benefit) expense	(7,787)	41,154	1,435	—	34,802
Equity in net income of subsidiaries	70,973	—	—	(70,973)	—

Net income	$57,995	$68,582	$2,391	$(70,973)	$57,995

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(in thousands)

As of March 31, 2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$238,591	$48,619	$28,290	$—	$315,500
Restricted cash	—	12,151	—	—	12,151
Deposits with drug wholesalers	—	44,740	—	—	44,740
Accounts receivable, net (including intercompany)	—	1,371,500	50,111	(26,639)	1,394,972
Unbilled receivables	—	20,828	—	—	20,828
Inventories	—	455,557	20,870	—	476,427
Deferred income tax benefits (liabilities), net-current	(3,925)	120,183	299	—	116,557
Other current assets	1,643	170,765	3,914	—	176,322

Total current assets	236,309	2,244,343	103,484	(26,639)	2,557,497

Properties and equipment, net	—	206,916	15,854	—	222,770
Goodwill	—	3,969,895	101,819	—	4,071,714
Identifiable intangible assets, net	—	332,070	—	—	332,070
Other noncurrent assets	66,639	127,769	584	—	194,992
Investment in subsidiaries	5,804,269	—	—	(5,804,269)	—

Total assets	$6,107,217	$6,880,993	$221,741	$(5,830,908)	$7,379,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Note 7	$401,582	$658,801	$44,891	$(26,639)	$1,078,635
Long-term debt	700,000	4,925	46,043	—	750,968
8.125% senior subordinated notes, due 2011	8,225	—	—	—	8,225
6.125% senior subordinated notes, net, due 2013	224,401	—	—	—	224,401
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(34,150)	305,246	(6,022)	—	265,074
Other noncurrent liabilities	25,600	243,531	1,050	—	270,181
Stockholders’ equity	3,054,059	5,668,490	135,779	(5,804,269)	3,054,059

Total liabilities and stockholders’ equity	$6,107,217	$6,880,993	$221,741	$(5,830,908)	$7,379,043

As of December 31, 2005:

ASSETS
Cash and cash equivalents	$143,227	$38,999	$33,195	$—	$215,421
Restricted cash	—	2,674	—	—	2,674
Deposits with drug wholesalers	—	83,036	—	—	83,036
Accounts receivable, net (including intercompany)	—	1,244,234	43,332	(26,932)	1,260,634
Unbilled receivables	—	17,195	—	—	17,195
Inventories	—	457,072	16,870	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	108,016	320	—	107,967
Other current assets	1,469	196,152	2,405	—	200,026

Total current assets	144,327	2,147,378	96,122	(26,932)	2,360,895

Properties and equipment, net	—	215,625	16,109	—	231,734
Goodwill	—	3,932,201	97,281	—	4,029,482
Identifiable intangible assets, net	—	339,474	—	—	339,474
Other noncurrent assets	68,616	126,775	429	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Note 7	$377,269	$602,516	$47,651	$(26,932)	$1,000,504
Long-term debt	700,000	6,837	46,064	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	283,701	(6,028)	—	249,034
Other noncurrent liabilities	19,784	225,796	849	—	246,429
Stockholders’ equity	2,942,046	5,642,603	121,405	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)	Three months ended March 31,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$16,784	$310	$17,094
Other	(14,312)	89,871	(9,876)	65,683

Net cash flows from operating activities	(14,312)	106,655	(9,566)	82,777

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(24,047)	846	(23,201)
Capital expenditures	—	(6,009)	(100)	(6,109)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(9,871)	—	(9,871)
Other	—	82	—	82

Net cash flows from investing activities	—	(39,845)	746	(39,099)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(133,000)	—	—	(133,000)
(Payments on) / proceeds from long-term borrowings and obligations	(521)	21	(21)	(521)
Fees paid for financing arrangements	(2,052)	—	—	(2,052)
Change in cash overdraft balance	2,164	6,259	—	8,423
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	(6,030)	—	—	(6,030)
Excess tax benefits from stock-based compensation	10,021	—		10,021
Dividends paid	(2,725)	—	—	(2,725)
Other	59,580	(63,470)	3,890	—

Net cash flows from financing activities	109,676	(57,190)	3,869	56,355

Effect of exchange rate changes on cash	—	—	46	46

Net increase (decrease) in cash and cash equivalents	95,364	9,620	(4,905)	100,079
Cash and cash equivalents at beginning of year	143,227	38,999	33,195	215,421

Cash and cash equivalents at end of year	$238,591	$48,619	$28,290	$315,500

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	Three months ended March 31,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$12,174	$235	$12,409
Other	(8,078)	98,205	(37,482)	52,645

Net cash flows from operating activities	(8,078)	110,379	(37,247)	65,054

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(27,059)	(1,121)	(28,180)
Capital expenditures	—	(3,088)	(45)	(3,133)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(5,522)	—	(5,522)
Other	—	34	—	34

Net cash flows from investing activities	—	(35,635)	(1,166)	(36,801)

Cash flows from financing activities:
Borrowings on line of credit facilities	157,000	—	—	157,000
Payments on line of credit facilities and term A loan	(163,154)	—	—	(163,154)
(Payments on)/proceeds from long-term borrowings and obligations	(83)	—	41,393	41,310
Fees paid for financing arrangements	(1,454)	—	—	(1,454)
Change in cash overdraft balance	(4,063)	2,418	—	(1,645)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	605	—	—	605
Dividends paid	(2,358)	—	—	(2,358)
Other	81,252	(81,252)	—	—

Net cash flows from financing activities	67,745	(78,834)	41,393	30,304

Effect of exchange rate changes on cash	—	—	297	297

Net increase (decrease) in cash and cash equivalents	59,667	(4,090)	3,277	58,854
Cash and cash equivalents at beginning of period	46,569	32,453	5,147	84,169

Cash and cash equivalents at end of period	$106,236	$28,363	$8,424	$143,023

13. Guarantor Subsidiaries (Continued)

          The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of March 31, 2006 and December 31, 2005 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three months ended March 31, 2006 and 2005. Separate complete financial statements of the respective Guarantor Subsidiary would not provide additional information that would be useful in assessing the financial condition of the Guarantor Subsidiary and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

Summary Consolidating Statements of Income

(in thousands)	Three months ended March 31,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$1,658,598	$—	$1,658,598
Cost of sales	—	—	1,242,083	—	1,242,083

Gross profit	—	—	416,515	—	416,515
Selling, general and administrative expenses	1,981	261	245,100	—	247,342
Restructuring and other related charges	—	—	7,713	—	7,713
Litigation charge	—	—	34,100	—	34,100

Operating income (loss)	(1,981)	(261)	129,602	—	127,360
Investment income	991	—	808	—	1,799
Interest expense	(41,192)	—	(1,220)	—	(42,412)

Income (loss) before income taxes	(42,182)	(261)	129,190	—	86,747
Income tax (benefit) expense	(15,228)	(94)	48,838	—	33,516
Equity in net income of subsidiaries	80,185	—	—	(80,185)	—

Net income (loss)	$53,231	$(167)	$80,352	$(80,185)	$53,231

2005:

Net sales	$—	$—	$1,096,146	$—	$1,096,146
Cost of sales	—	—	826,824	—	826,824

Gross profit	—	—	269,322	—	269,322
Selling, general and administrative expenses	1,820	227	155,712	—	157,759

Operating income (loss)	(1,820)	(227)	113,610	—	111,563
Investment income	331	—	822	—	1,153
Interest expense	(19,276)	—	(643)	—	(19,919)

Income (loss) before income taxes	(20,765)	(227)	113,789	—	92,797
Income tax (benefit) expense	(7,787)	(85)	42,674	—	34,802
Equity in net income of subsidiaries	70,973	—	—	(70,973)	—

Net income (loss)	$57,995	$(142)	$71,115	$(70,973)	$57,995

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(in thousands)

As of March 31, 2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$238,591	$—	$76,909	$—	$315,500
Restricted cash	—	—	12,151	—	12,151
Deposits with drug wholesalers	—	—	44,740	—	44,740
Accounts receivable, net (including intercompany)	—	170	1,394,972	(170)	1,394,972
Unbilled receivables	—	—	20,828	—	20,828
Inventories	—	—	476,427	—	476,427
Deferred income tax benefits (liabilities), net-current	(3,925)	—	120,482	—	116,557
Other current assets	1,643	—	174,679	—	176,322

Total current assets	236,309	170	2,321,188	(170)	2,557,497

Properties and equipment, net	—	37	222,733	—	222,770
Goodwill	—	—	4,071,714	—	4,071,714
Identifiable intangible assets, net	—	—	332,070	—	332,070
Other noncurrent assets	66,639	19	128,334	—	194,992
Investment in subsidiaries	5,804,269	—	—	(5,804,269)	—

Total assets	$6,107,217	$226	$7,076,039	$(5,804,439)	$7,379,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Note 7	$401,582	$—	$677,223	$(170)	$1,078,635
Long-term debt	700,000	—	50,968	—	750,968
8.125% senior subordinated notes, due 2011	8,225	—	—	—	8,225
6.125% senior subordinated notes, net, due 2013	224,401	—	—	—	224,401
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(34,150)	—	299,224	—	265,074
Other noncurrent liabilities	25,600	—	244,581	—	270,181
Stockholders’ equity	3,054,059	226	5,804,043	(5,804,269)	3,054,059

Total liabilities and stockholders’ equity	$6,107,217	$226	$7,076,039	$(5,804,439)	$7,379,043

As of December 31, 2005:

ASSETS
Cash and cash equivalents	$143,227	$—	$72,194	$—	$215,421
Restricted cash	—	—	2,674	—	2,674
Deposits with drug wholesalers	—	—	83,036	—	83,036
Accounts receivable, net (including intercompany)	—	169	1,260,634	(169)	1,260,634
Unbilled receivables	—	—	17,195	—	17,195
Inventories	—	—	473,942	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	—	108,336	—	107,967
Other current assets	1,469	—	198,557	—	200,026

Total current assets	144,327	169	2,216,568	(169)	2,360,895

Properties and equipment, net	—	38	231,696	—	231,734
Goodwill	—	—	4,029,482	—	4,029,482
Identifiable intangible assets, net	—	—	339,474	—	339,474
Other noncurrent assets	68,616	19	127,185	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Note 7	$377,269	$—	$623,404	$(169)	$1,000,504
Long-term debt	700,000	—	52,901	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	—	277,673	—	249,034
Other noncurrent liabilities	19,784	—	226,645	—	246,429
Stockholders’ equity	2,942,046	226	5,763,782	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)	Three months ended March 31,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$17,094	$17,094
Other	(14,312)	—	79,995	65,683

Net cash flows from operating activities	(14,312)	—	97,089	82,777

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(23,201)	(23,201)
Capital expenditures	—	—	(6,109)	(6,109)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(9,871)	(9,871)
Other	—	—	82	82

Net cash flows from investing activities	—	—	(39,099)	(39,099)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(133,000)	—	—	(133,000)
Payments on long-term borrowings and obligations	(521)	—	—	(521)
Fees paid for financing arrangements	(2,052)	—	—	(2,052)
Change in cash overdraft balance	2,164	—	6,259	8,423
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	(6,030)	—	—	(6,030)
Excess tax benefits from stock-based compensation	10,021	—	—	10,021
Dividends paid	(2,725)	—	—	(2,725)
Other	59,580	—	(59,580)	—

Net cash flows from financing activities	109,676	—	(53,321)	56,355

Effect of exchange rate changes on cash	—	—	46	46

Net increase in cash and cash equivalents	95,364	—	4,715	100,079
Cash and cash equivalents at beginning of year	143,227	—	72,194	215,421

Cash and cash equivalents at end of year	$238,591	$—	$76,909	$315,500

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	Three months ended March 31,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$12,409	$12,409
Other	(8,078)	—	60,723	52,645

Net cash flows from operating activities	(8,078)	—	73,132	65,054

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(28,180)	(28,180)
Capital expenditures	—	—	(3,133)	(3,133)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(5,522)	(5,522)
Other	—	—	34	34

Net cash flows from investing activities	—	—	(36,801)	(36,801)

Cash flows from financing activities:
Borrowings on line of credit facilities	157,000	—	—	157,000
Payments on line of credit facilities and term A loan	(163,154)	—	—	(163,154)
(Payments on)/proceeds from long-term borrowings and obligations	(83)	—	41,393	41,310
Fees paid for financing arrangements	(1,454)	—	—	(1,454)
Change in cash overdraft balance	(4,063)	—	2,418	(1,645)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	605	—	—	605
Dividends paid	(2,358)	—	—	(2,358)
Other	81,252	—	(81,252)	—

Net cash flows from financing activities	67,745	—	(37,441)	30,304

Effect of exchange rate changes on cash	—	—	297	297

Net increase (decrease) in cash and cash equivalents	59,667	—	(813)	58,854
Cash and cash equivalents at beginning of period	46,569	—	37,600	84,169

Cash and cash equivalents at end of period	$106,236	$—	$36,787	$143,023

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

THREE MONTHS ENDED MARCH 31, 2006 OVERVIEW

          Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,437,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and Canada at March 31, 2006. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

          A summary of the key operating results for the three months ended March 31, 2006 and 2005 follows (in thousands, except per share amounts):

	Three months ended March 31,

	2006	2005

Consolidated:
Net sales	$1,658,598	$1,096,146

Net income	$53,231	$57,995

Diluted earnings per share (“EPS”)	$0.43	$0.54

Subsequent Event
On May 10, 2006, the Company announced that it has recorded a special litigation charge of $34.1 million pretax ($24 million aftertax, or $0.19 per diluted share) in its financial results for the quarter ended March 31, 2006 to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on recent discussions between these government representatives and the Company’s legal counsel during May 2006. As previously disclosed, the inquiries relate to the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). This special litigation charge represents the Company’s current estimate of potential settlement amounts and associated costs. The Company cannot predict the ultimate outcome of this matter. See further discussion at the “Subsequent Event” and “Commitments and Contingencies” notes of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          Operating results for the three months ended March 31, 2006 also included restructuring and other related charges of approximately $7.7 million pretax ($4.9 million aftertax, or $0.04 per diluted share) in connection with the Company’s previously disclosed consolidation efforts associated primarily with the NeighborCare, Inc. (“NeighborCare”) consolidation plan and other related productivity initiatives to streamline operations, maximize workforce and asset utilization, and produce a more cost-efficient, operating infrastructure. See further discussion of the restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A. In addition, the Company recorded a charge of $6.1 million pretax ($3.9 million aftertax, or $0.03 per diluted share) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

          The new prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, Omnicare experienced a significant shift in payor mix during the quarter ended March 31, 2006, as Part D currently represents over 40% of Omnicare’s overall revenues. Prior to the implementation of the new Medicare Part D program, most of these residents were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources. As expected with such a significant change in payor source and reimbursement system, the quarter ended March 31, 2006 was a transition quarter as the Company devoted considerable time, effort and resources to addressing certain administrative, operational and payment issues associated with the implementation of Part D. As a result, the Company incurred incremental expenses of approximately $9.8 million during the first quarter of 2006, comprising temporary labor, administrative and operating costs incurred in connection with the implementation of the new Medicare Part D drug benefit. These expenditures were necessary to support the billing and cash collection functions, as well as handle the disruption in the timing of work flow and delivery of medications created by these implementation issues. While considerable progress has been made in addressing many of the Part D implementation issues, Omnicare continues to devote resources to the ongoing resolution of these matters.

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires the Company to record compensation costs relating to equity-based payments in its financial statements. Under the fair value recognition provisions of SFAS 123R, equity-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective application” method of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006. In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS 123R. Operating income for the three months ended March 31, 2006 includes additional equity-based compensation expense for stock options and stock awards of approximately $2.9 million pretax ($1.8 million aftertax, or $0.015 per diluted share) related to the adoption of SFAS 123R.

          Sales and profitability results are discussed at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

	Three months ended March 31,

	2006	2005

Pharmacy Services Segment:
Net sales	$1,616,552	$1,050,099

Operating income	$150,506	$124,903

          The sales growth for the three months ended March 31, 2006 was driven largely by the ongoing execution of the Company’s acquisition strategy, particularly the contribution of the NeighborCare, excelleRx, Inc. (“excelleRx”) and RxCrossroads, L.L.C. (“RxCrossroads”) acquisitions that were completed in the third quarter of 2005. In addition, sales growth is also attributable to higher acuity in certain areas, the expansion of the Company’s clinical and other service programs, especially growth in IV sales, a favorable payor mix shift, drug price inflation and market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices, but are more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by intense competitive pricing pressures, the increasing use of generic drugs and the impact of prior-year Medicaid reimbursement cuts, although the impact now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D. The increased operating income was primarily the result of the aforementioned increase in sales, as well as ongoing benefits of the Company’s acquisition integration efforts and productivity enhancement initiatives throughout the Pharmacy Services segment, partially offset by the previously mentioned intensified pricing and Medicaid reimbursement pressures, as well as the aforementioned Part D transition expenses. In addition, operating income for the three months ended March 31, 2006 was impacted by special charges of approximately $45.5 million, including the aforementioned litigation charge of $34.1 million, a $6.1 million charge associated with retention payments for certain NeighborCare employees as required under the acquisition agreement and the previously mentioned restructuring and other related charges, of which approximately $5.3 million was included in the Pharmacy Services segment.

	Three months ended March 31,

	2006	2005

CRO Services Segment:
Revenues	$42,046	$46,047

Operating income	$1,163	$2,559

          The CRO Services segment revenues and operating income were lower for the three months ended March 31, 2006 than in the comparable period of 2005 due primarily to client-driven delays in the commencement of certain projects during the first quarter of 2006. Operating income in the three months ended March 31, 2006 was also impacted by the previously mentioned restructuring and other related charges, of which approximately $0.3 million was included in the CRO Services segment.

RESULTS OF OPERATIONS

          The following table presents the consolidated net sales and results of operations of Omnicare for the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts).

	Three months ended March 31,

	2006	2005

Net sales	$1,658,598	$1,096,146

Net income	$53,231	$57,995

Earnings per share:
Basic	$0.45	$0.57

Diluted	$0.43	$0.54

EBITDA(a)	$158,258	$125,832

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(a)	$158,258	$125,832
(Subtract)/Add:
Interest expense, net of investment income	(40,613)	(18,766)
Income tax provision	(33,516)	(34,802)
Changes in assets and liabilities, net of effects from acquisition of businesses	(26,909)	(33,687)
Provision for doubtful accounts	17,094	12,409
Deferred tax provision	8,463	14,068

Net cash flows from operating activities	$82,777	$65,054

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

Three Months Ended March 31, 2006 vs. 2005

Consolidated

          Net sales for the three months ended March 31, 2006 rose to $1,658.6 million from $1,096.1 million in the comparable prior year period. Net income for the three months ended March 31, 2006 was $53.2 million versus $58.0 million earned in the comparable 2005 period.

Diluted earnings per share for the three months ended March 31, 2006 were $0.43 versus $0.54 in the same prior year period. EBITDA totaled $158.3 million for the three months ended March 31, 2006 as compared with $125.8 million for the same period of 2005.

          The three months ended March 31, 2006 included the following charges that management considers to be special charges:

          (i) As previously discussed, on May 10, 2006, the Company announced that it has recorded a special litigation charge of $34.1 million pretax ($24 million aftertax, or $0.19 per diluted share) in its financial results for the quarter ended March 31, 2006 to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company. This special litigation charge represents the Company’s current estimate of potential settlement amounts and associated costs. See further discussion at the “Commitments and Contingencies” and “Subsequent Event” notes of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          (ii) Operating income included restructuring and other related charges of approximately $7.7 million pretax ($4.9 million aftertax, or $0.04 per diluted share) in connection with the Company’s previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion of the restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A.

          (iii) Operating income included a special charge of approximately $6.1 million pretax ($3.9 million aftertax or $0.03 per diluted share) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

          The three months ended March 31, 2005, included a special charge to operating expenses totaling $1.2 million pretax ($0.8 million aftertax, or $0.01 per diluted share) relating to professional fees and expenses incurred in connection with the issuance of the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”). See further discussion of this transaction, as well as the impact of Emerging Issues Task Force (“EITF”) No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”) on Omnicare’s first quarter 2005 earnings at the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” and “Diluted Earnings Per Share” sections, respectively, of this MD&A.

Pharmacy Services Segment

          Omnicare’s Pharmacy Services segment recorded sales of $1,616.6 million for the three months ended March 31, 2006, exceeding the 2005 amount of $1,050.1 million by $566.5 million, or 54%. At March 31, 2006, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,437,000 beds as compared with approximately 1,090,000 beds served at March 31, 2005. The first quarter 2006 bed count was impacted when a prime contractor did not renew an agreement to provide services to an 18,000 bed prison system to which Omnicare was subcontracted to provide pharmacy services; revenues and profits from this arrangement were negligible. Contributing in large measure to the year-over-year increase in sales and beds served was the completion of several acquisitions, in particular, the acquisition of NeighborCare completed in the third quarter of 2005. Further, the acquisitions of excelleRx and RxCrossroads in August 2005 also contributed to the year-over-year sales increase. In addition, Pharmacy Services sales increased due to higher acuity in certain areas, the expansion of the Company’s clinical and other service programs, especially growth in IV sales, a favorable payor mix shift, drug price inflation and market penetration of newer branded drugs targeted at the diseases of the elderly, which often carry higher prices, but are more effective in reducing overall healthcare costs than those they replace. These factors were partially offset by intense competitive pricing pressures, the increasing use of generic drugs and the impact of prior-year Medicaid reimbursement cuts, including overall reimbursement formula changes in certain states, as well as drug-specific pricing reductions or limitations on certain generic drugs. It should be noted, however, that the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment.

          Operating income of the Pharmacy Services segment was $150.5 million in the first quarter of 2006, a $25.6 million improvement as compared with the $124.9 million earned in the comparable period of 2005. The increased operating income was primarily the result of the increased sales discussed above, the addition of NeighborCare, excelleRx and RxCrossroads, the impact of productivity enhancement initiatives, as well as the overall synergies from the integration of prior period acquisitions, particularly the NeighborCare acquisition. Although operating margins are generally unfavorably impacted by the initial addition of lower-margin institutional pharmacy acquisitions, the integration efforts have historically resulted in drug purchasing improvements, the consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure and have historically resulted in improved operating margins in the long-term as cost synergies are realized. The aforementioned positive factors were partially offset by the previously mentioned intensified competitive pricing and Medicaid reimbursement pressures, as well as, the aforementioned special litigation charge of $34.1 million, restructuring and other related charges, of which approximately $5.3 million pretax was included in the Pharmacy Services segment, and a special charge of approximately $6.1 million pretax associated with retention payments for certain NeighborCare employees as required under the acquisition agreement. Also included in the results of the Pharmacy Services segment for the first quarter of 2006 are the previously mentioned expenses totaling approximately $9.8 million comprising temporary labor, administrative and operating costs incurred in connection with the implementation of the new Medicare Part D drug benefit, which went into effect on January 1, 2006.

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

          The NeighborCare acquisition has provided opportunities to achieve economies of scale and cost synergies. The Company has implemented an integration plan under which the processes have been put in place to achieve such savings in the purchasing of pharmaceuticals, the elimination of redundant functions and the consolidation of facilities in overlapping geographic territories.

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

          Moreover, on February 8, 2006, the President signed into law the Deficit Reform Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). Further, on February 6, 2006, the Bush Administration released its fiscal year 2007 budget proposal, which would reduce Medicare spending by $2.5 billion in fiscal year 2007 and $35.9 billion over 5 years. The budget would, among other things, freeze payments to SNFs in fiscal year 2007, and limit the payment update to market basket minus 0.4 percent in fiscal year 2008 and 2009. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45 percent of total Medicare financing. To date, congressional resolutions have not included these reimbursement cuts, and these proposals would require legislation to be implemented. Nonetheless, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

          In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D, effective January 1, 2006. Prior to enrollment in Part D, beneficiaries have been able to receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and has provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ends May 15, 2006.

          Under the new Part D prescription drug benefit, Medicare beneficiaries may enroll in Part D Plans which provide coverage of outpatient prescription drugs. The deadline for Part D enrollment for 2006 is generally May 15, 2006, although the new benefits became available January 1, 2006 and nursing home residents may enroll at any time. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS is providing various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state

Medicaid program (so-called “dual eligibles”), including nursing home residents served by the Company whose drug costs have been covered by state Medicaid programs, now have their prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.)

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

          Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to negotiate agreements with Part D Plans. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until all such agreements are finalized and Medicare beneficiaries complete enrollment in the Plans, and until these administrative and payment issues have been resolved, the Company will not be able to determine the impact of the new Part D Drug Benefit on the Company’s results of operation, financial condition and cash flows.

          The MMA does not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered under a Medicare Part A stay. The Company will continue to receive reimbursement for drugs provided to such residents from the SNFs pursuant to the contracts it has negotiated with each SNF. The Company will also continue to receive reimbursement from the state Medicaid programs, albeit to a greatly reduced extent, for those Medicaid beneficiaries not eligible for the Part D program, including those under age 65, and for certain drugs specifically excluded from Medicare Part D.

          CMS has issued subregulatory guidance on many aspects of the final Part D rule including the provision of pharmacy services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that while such rebates could create significant fraud and abuse concerns, they are not prohibited. For 2007, CMS will require Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors, to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS appears to have withdrawn a proposed requirement that would have required that certain rebates provided to long-term care pharmacies be treated as having been provided to the Plans and netted against Plans’ costs for purposes of certain Part D subsidy calculations. CMS will specify in further guidelines the specific information that CMS will require from Plan sponsors concerning the procedures and performance of this aspect of the sponsors’ drug utilization management program.

          CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. The Company is continuing to monitor implementation of the new Part D benefit, and until further agency guidance is known and until the administrative and payment issues associated with the transition to this massive program have been resolved, the Company cannot predict the ultimate effect of the final rule or the outcome of other potential developments related to its implementation on our business, results of operations, financial position or cash flows. The MMA also reforms the Medicare Part B prescription drug payment methodology, although the Company’s revenues for drugs dispensed under Medicare Part B are not significant in comparison to total revenues. The MMA also includes administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA’s legislative reforms ultimately will have on the Company.

          Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets, and most states are taking steps to implement cost controls within their Medicaid programs. Some states continue to experience budget shortfalls, which may prompt them to consider implementing reductions in Medicaid reimbursement and other cost control measures. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities. The DRA also changes the so-called Medicaid upper limit rules for prescription drugs, effective January 1, 2007. Like the current upper limit, it only applies to drug’s ingredient costs and does not include dispensing fees, which will continue to be determined by the states. With the advent of Medicare Part D, the Company’s revenue from state Medicaid programs will be substantially less than has been the case previously. However, some of the Company’s agreements with Part D Plans have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs.

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

          In order to fund this growing demand, the Company anticipates that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While it cannot at this time predict the effect of the new Medicare Part D drug benefit or any further initiatives on Omnicare’s business, management believes that the Company’s expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today’s healthcare environment. Further, while volatility can occur from time to time in the contract research business owing to factors such as the success or failure of its clients’ compounds, the timing or budgetary constraints of its clients, or consolidation within our client base, new drug discovery remains an important priority of drug manufacturers. Drug manufacturers, in order to optimize their research and development efforts, will continue to turn to contract research organizations to assist them in accelerating drug research development and commercialization.

CRO Services Segment

          Omnicare’s CRO Services segment earned revenues of $42.0 million for the three months ended March 31, 2006, which were 9% lower than the $46.0 million recorded in the same prior year period. In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company included $6.2 million and $7.3 million of reimbursable out-of-pockets in its CRO Services segment reported revenues and cost of sales for the quarters ended March 31, 2006 and 2005, respectively. Revenues were lower for the three months ended March 31, 2006 than in the comparable period of 2005 primarily due to the aforementioned decrease in reimbursable out-of-pockets of $1.1 million and client-driven delays in the commencement of certain projects during the first quarter of 2006.

          Operating income in the CRO Services segment was $1.2 million in the first quarter of 2006 compared with $2.6 million in the same 2005 period. The decrease is attributable to the previously mentioned restructuring and other related charges, of which approximately $0.3 million was included in the CRO Services segment, and the client-driven delays in commencement of certain projects as discussed above. Backlog at March 31, 2006 was $277.8 million, representing an increase of $8.9 million from the December 31, 2005 backlog of $268.9 million and an increase of $15.9 million from the March 31, 2005 backlog of $261.9 million.

Consolidated

          The Company’s consolidated gross profit of $416.5 million increased $147.2 million during the first quarter of 2006 from the same prior-year period amount of $269.3 million. Gross profit as a percentage of total net sales of 25.1% in the three months ended March 31, 2006, was higher than the 24.6% experienced during the same period of 2005. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from compliance with clinical programs, the increased use of generic drugs, the impact of productivity enhancements, a favorable payor mix shift, growth in higher margin IV sales, cost savings associated with the integration of NeighborCare, and the addition of the higher-margin RxCrossroads and excelleRx businesses. These favorable year-over-year factors were partially offset by the previously mentioned intensified competitive pricing and reimbursement pressures, the aforementioned Part D transition expenses, as well as further market penetration of newer branded drugs targeted at the diseases of the elderly, which typically produce higher gross profit but lower gross profit margins.

          Omnicare’s selling, general and administrative (“operating”) expenses for the quarter ended March 31, 2006 of $247.3 million were higher than the comparable year amount of $157.8 million by $89.5 million, due primarily to the aforementioned completion of several acquisitions, including NeighborCare, excelleRx and RxCrossroads in the third quarter of 2005. Operating expenses as a percentage of net sales amounted to 14.9% in the first quarter of 2006, representing an increase from the 14.4% experienced in the comparable prior-year period. Operating expenses for the quarter ended March 31, 2006 were unfavorably impacted by a $13.8 million increase in amortization and depreciation expenses largely related to the 2005 acquisitions, the aforementioned $6.1 million charge associated with retention payments for certain NeighborCare employees, $2.9 million of additional equity-based compensation expense for stock options and stock awards related to the adoption of SFAS 123R, and the previously discussed temporary costs associated with the implementation of the new Medicare Part D drug benefit. Partially offsetting the increased operating expenses were the favorable impact of leveraging of fixed (e.g., rents) and variable (e.g., utilities) overhead costs over a larger sales base in 2006 than that which existed in 2005 and the Company’s continued productivity enhancements, including the ongoing restructuring program commenced in connection with the NeighborCare acquisition. In addition, the quarter ended March 31, 2005 included the aforementioned $1.2 million special charge for professional fees and expenses related to the first quarter 2005 trust PIERS exchange offering.

          As previously discussed, on May 10, 2006, the Company announced that it has recorded a special litigation charge of $34.1 million pretax ($24 million aftertax, or $0.19 per diluted share) in its financial results for the quarter ended March 31, 2006 to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company. This special litigation charge represents the Company’s current estimate of potential settlement amounts and associated costs. See further discussion at the “Commitments and Contingencies” and “Subsequent Event” notes of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          Investment income for the three months ended March 31, 2006 of $1.8 million was approximately $0.6 million greater than the $1.2 million earned in the comparable prior year quarter, primarily due to higher interest rates and average invested cash and plan asset balances in comparison to the same prior year quarter.

          Interest expense for the three months ended March 31, 2006 of $42.4 million was higher than the $19.9 million in the comparable prior-year period due to increased overall borrowings resulting from the new debt issuances completed in the latter half of 2005 in connection with the previously mentioned acquisitions, and increased interest rates for variable rate loans.

          The effective income tax rate was 38.6% in the first quarter of 2006, modestly higher than the comparable prior year period rate of 37.5% due primarily to certain nondeductible litigation costs, partially offset by the completion of routine taxing authority examinations in the quarter. The Company expects its effective tax rate, excluding the impact of the nondeductible portion of the litigation costs, to return to a range of approximately 37% to 38% during the remainder of 2006. The effective tax rates in 2006 and 2005 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring and Other Related Charges

          In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives are related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations have resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies have also been identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives are expected to result in the closure of 31 Omnicare facilities, of which 28 are pharmacy operations. It will also lead to a net reduction in force of approximately 900 positions. Of this reduction in force, approximately 96% are in pharmacy operations and the remaining reductions are at the corporate headquarters or the Company’s contract research operations. Approximately 600 of these positions have been eliminated as of March 31, 2006. Restructuring activities in the contract research organization segment relate primarily to facility lease obligations.

          In connection with this program, these particular consolidation and productivity initiatives are expected to be completed within 12 months of commencement of the 2005 Program. The Company expects to generate in excess of $40 million in pretax savings from pharmacy closures and other consolidation and productivity initiatives implemented in connection with these activities. These initiatives are currently estimated to require total restructuring and other related charges of approximately $30 million before taxes, which relate to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. The Company recorded restructuring and other related charges of approximately $19 million pretax (approximately $12 million aftertax, or $0.11 per diluted share) during the year ended December 31, 2005. Additionally, the Company recorded restructuring and other related charges of approximately $8 million pretax (approximately $5 million aftertax, or $0.04 per diluted share) during the quarter ended March 31, 2006. The Company expects charges of approximately $3 million before taxes during the remainder of the program.

          The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. The other related charges consist of professional fees associated with certain productivity initiatives. Details of the restructuring and other related charges follow (in thousands):

	Balance at December 31, 2005	2006 Provision/ Accrual	Utilized during 2006	Balance at March 31, 2006

Restructuring charges:
Employee severance	$2,809	$2,445	$(499)	$4,755
Employment agreement buy-outs	734	933	(963)	704
Lease terminations	9,833	874	(1,694)	9,013
Other assets, fees and facility exit costs	1,335	931	(1,486)	780

Total restructuring charges	$14,711	$5,183	$(4,642)	$15,252

Other related charges		2,530

Total restructuring and other related charges		$7,713

          As of March 31, 2006, the Company had paid approximately $3.9 million of severance and other employee-related costs. The remaining liabilities at March 31, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments), and will be settled as these matters are finalized.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents at March 31, 2006 were $327.7 million compared with $218.1 million at December 31, 2005 (including restricted cash amounts of $12.2 million and $2.7 million, respectively).

          The Company generated positive net cash flows from operating activities of $82.8 million during the three months ended March 31, 2006, compared with net cash flows from operating activities of $65.1 million during the three months ended March 31, 2005. Largely contributing to net cash flows from operating activities during the three months ended March 31, 2006 was earnings during the period. Compared to the same prior year period, cash flow from operating activities was impacted by an increase in accounts receivable due to increased revenue, administrative and payment issues associated with the implementation of the new Medicare Part D drug benefit, and an approximately $20 million unfavorable impact due to a significant increase in accounts receivable days outstanding with the Illinois Department of Public Aid (“Illinois Medicaid”). These unfavorable impacts were partially offset by the return of a $38.3 million deposit from one of the Company’s drug wholesalers. Operating cash flows, as well as proceeds from the issuance of common stock, were used primarily for acquisition-related payments, capital expenditures, dividend payments and to increase the Company’s cash position as compared with December 31, 2005.

          Net cash used in investing activities was $39.1 million and $36.8 million for the three months ended March 31, 2006 and 2005, respectively. Acquisitions of businesses required cash payments of $23.2 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) in 2006, which were primarily funded by proceeds from the issuance of common stock and operating cash flows. Acquisitions of businesses during the first three months of 2005 required $28.2 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) which were primarily funded by long-term debt borrowings. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

          Net cash provided by financing activities was $56.4 million for the three months ended March 31, 2006 as compared to $30.3 million for the comparable prior year period. In January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock at $59.72 per share, for gross cash proceeds of approximately $51 million. Borrowings of long-term debt totaled approximately $41 million during the first quarter of 2005 and, as previously stated, were primarily used for payments relating to the acquisition of businesses.

          At March 31, 2006, there were no outstanding borrowings under the $800 million revolving credit facility, and $700 million in borrowings were outstanding under the senior term A loan facility due 2010. As of March 31, 2006, the Company had approximately $23.8 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

          In addition, at March 31, 2006, the contingent conversion threshold of the 4.00% junior subordinated convertible debentures due 2033 (the “4.00% Convertible Debentures”) had been attained (as the closing sales price of Omnicare common stock exceeded 130% of the applicable conversion price of $40.82, or was above $53.07, for the twenty trading days prior to quarter end). As a result, the 4.00% Convertible Debentures were convertible by the debt holders to cash and common stock, and have been classified as current versus long-term on the consolidated balance sheet at March 31, 2006.

          On February 16, 2006, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2006, which is consistent with the dividends paid in 2005. Aggregate dividends of $2.7 million and $2.4 million were paid during the three month periods ended March 31, 2006 and 2005, respectively.

          There were no known material commitments and contingencies outstanding at March 31, 2006, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions that may become payable, and the matters discussed in the “Commitments and Contingencies” and “Subsequent Event” notes of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

          Aggregate Contractual Obligations:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$3,073,570	$345,000	$—	$742,845	$1,985,725
Capital lease obligations(a)	20,977	12,854	7,788	335	—
Operating lease obligations	186,522	44,402	66,573	56,716	18,831
Purchase obligations(b)	97,863	92,844	5,019	—	—
Other current obligations(c)	426,725	426,725	—	—	—
Other long-term obligations(d)	270,181	—	104,615	46,260	119,306

Subtotal	4,075,838	921,825	183,995	846,156	2,123,862
Future interest relating to debt and capital lease obligations(e)	2,063,939	151,726	301,776	274,706	1,335,731

Total contractual cash obligations	$6,139,777	$1,073,551	$485,771	$1,120,862	$3,459,593

(a)	The noted obligation amounts represent the principal portion of the associated debt obligations.

(b)	Purchase obligations primarily consist of open inventory purchase orders, as well as obligations for other goods and services, at period end.

(c)	Other current obligations primarily consist of accounts payable at period end.

(d)

Other long-term obligations is largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities and the obligation associated with the interest rate Swap Agreement discussed below.

(e)

Represents estimated future interest costs based on the stated fixed interest rate of the debt, or the variable interest rate in effect at period end for variable interest rate debt. The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures. To the extent that any debt would be paid off by Omnicare prior to the stated due date, the estimated future interest costs would change accordingly.

          As of March 31, 2006, the Company had approximately $23.8 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

2005 Refinancing

          During the latter half of 2005, the Company entered into a new $3.4 billion Credit Agreement (“Credit Agreement”) consisting of a $1.9 billion 364-day loan facility, with original maturity dates spanning from July 26, 2006 through August 17, 2006 (the “364-Day Loans”), a five year $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and a five year $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans was payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. The 364-Day Loans were repaid in full with proceeds from a major refinancing completed in late 2005, as further described below. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75%, or (ii) at an Alternate Base Rate. The interest rate on the Revolving Loans and the Term Loans was 5.47% at March 31, 2006. The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

          The Company primarily used the net proceeds from the Credit Agreement to repay amounts outstanding, as of July 28, 2005, under the Company’s old term A loan of $123.1 million and old revolving credit facility of $181 million, and for the acquisitions of NeighborCare, excelleRx and RxCrossroads. As of March 31, 2006, there was no amount drawn under the Revolving Loans and $700 million outstanding under the Term Loans due 2010. As of March 31, 2006, the Company had approximately $23.8 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

          In connection with the execution of the new Credit Agreement, the Company has deferred debt issuance costs of $11.7 million, and has amortized approximately $0.6 million of these deferred issuance costs during the quarter ended March 31, 2006.

          On December 15, 2005, the Company completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013 (the “6.75% Senior Notes”), and its offering of $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015 (the “6.875% Senior Notes”). In connection with the issuance of the 6.75% Senior Notes and the 6.875% Senior Notes, the Company has deferred $15.3 million of debt issuance costs, of which approximately $0.4 million was amortized in the quarter ended March 31, 2006.

          On December 15, 2005, Omnicare also completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (the “3.25% Convertible Debentures”), including the exercise in full by the underwriters of their option to purchase additional debentures. The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter and in certain other circumstances. The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances. The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures. Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision. The embedded derivatives are valued periodically by a third-party advisor, and at March 31, 2006, the values of the derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred $26.9 million of debt issuance costs, of which approximately $0.7 million was amortized in the quarter ended March 31, 2006.

          Also on December 15, 2005, the Company completed an offering of 12,825,000 shares of common stock (not including the underwriters’ option to purchase additional shares), $1 par value, at $59.72 per share for gross proceeds of approximately $766 million (the “2005 Common Stock Offering”). In January 2006, the underwriters exercised their option, in part, to purchase an additional 850,000 shares of common stock at $59.72 for additional gross proceeds of approximately $51 million.

          On December 5, 2005, Omnicare commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $375 million outstanding principal amount of its 8.125% senior subordinated notes due 2011 (the “8.125% Senior Notes”), originally issued, at par value, in 2001. In connection with the Tender Offer, the Company solicited consents to effect certain proposed amendments to the indenture governing the 8.125% Senior Notes. On December 16, 2005 (the “Consent Payment Deadline”), tenders and consents had been received with respect to $366.2 million aggregate principal amount of the 8.125% Senior Notes (approximately 98% of the total outstanding principal amount). The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered prior to December 16, 2005 was $1,048.91, which included a $20 consent payment. Subsequent to the

Consent Payment Deadline and December 31, 2005, and prior to the Tender Offer expiration of midnight, New York City time, on January 3, 2006, an additional $0.6 million aggregate principal amount was validly tendered. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered subsequent to the Consent Payment Deadline and prior to expiration was $1,028.91, which did not include a $20 consent payment. As of March 31, 2006, approximately $8.2 million of the 8.125% Senior Notes remained outstanding.

          The Company had additional borrowings of long-term debt during the quarter ended March 31, 2005 approximating $41 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate, listed at 4.82% per annum as of March 31, 2006.

4.00% Junior Subordinated Convertible Debentures

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

Original 4.00% Junior Subordinated Convertible Debentures

          In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures (the “Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Company common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity) and in certain other circumstances. The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are valued periodically by a third-party advisor, and at March 31, 2006, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offering discussed in further detail at the “Series B 4.00% Junior Subordinated Convertible Debentures” caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

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

          As of March 31, 2006, the aforementioned contingent conversion threshold of the Old 4.00% Debentures and the New 4.00% Debentures had been attained (as the closing sales price of Omnicare common stock exceeded 130% of the applicable conversion price of $40.82, or was above $53.07, for the twenty trading days prior to quarter end). As a result, the Old 4.00% Debentures and the New 4.00% Debentures were convertible by the debt holders to cash and to common stock, and have been classified as current versus long-term debt on the consolidated balance sheet as of March 31, 2006.

          In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.8 million in debt issuance costs, of which approximately $0.1 million was amortized in each of the quarters ended March 31, 2006 and 2005. As previously disclosed, the quarter ended March 31, 2005 included a special charge to operating expenses totaling $1.2 million pretax in connection with professional fees and expenses incurred relating to the issuance of the New Trust PIERS.

          The Credit Agreement, the 8.125% Senior Notes, the 6.125% senior subordinated notes, due 2013 (“6.125% Senior Notes”), the 6.75% Senior Notes, the 6.875% Senior Notes, the Old and New 4.00% Debentures, and the 3.25% Convertible Debentures contain representations and warranties, covenants and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the Credit Agreement are based on prevailing market rates as further discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section below.

          Off-Balance Sheet Arrangements:

          As of period end, the Company had two unconsolidated entities, the Old Trust and the New Trust, which were established for the purpose of facilitating the offerings of the Old Trust PIERS and the New Trust PIERS, respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item on Omnicare’s consolidated balance sheet, and the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees and the Old 4.00% Debentures and New 4.00% Debentures are included in Omnicare’s notes to consolidated financial statements. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

          As of period end, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies

          Stock-Based Compensation

          Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to the adoption of SFAS 123R, the Company accounted for stock incentive plans under the recognition and measurement principles of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. As further described in the “Recently Issued Accounting Standards” section of this MD&A, and in the “Stock-Based Employee Compensation” note of the Notes to the Consolidated Financial Statements, SFAS 123R requires the Company to record compensation costs relating to share-based payment transactions in its financial statements. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period).

          The Company currently uses the Black-Scholes options pricing model to determine the fair value of stock options on the grant date, which is affected by Omnicare’s stock price as well as assumptions regarding a number of complex and subjective variables, as further discussed below. These variables include Omnicare’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, the risk-free interest rate and the stock’s dividend yield. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding and is estimated based on historical stock option exercise experience. The expected volatility is based on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options. The risk-free interest rate used in the option valuation model is based on United States Treasury Strip (“stripped coupon interest”) issues with remaining terms similar to the expected term of the stock options. The expected dividend yield is based on the current Omnicare stock yield. The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Omnicare uses historical data to estimate pre-vesting stock option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period. Considering the importance of each of the above assumptions in the calculation of fair value, the Company re-evaluates the estimate of these assumptions on a quarterly basis. While the Company believes its stock option fair value calculations are materially accurate, a one percentage point change in any of the individual aforementioned assumptions, holding all other assumptions constant, would not have a material impact on the fair value calculated by the Company.

          Allowance for Doubtful Accounts

          Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance and financial condition. Omnicare’s primary collection risk generally relates to facility and private pay customers. The Company provides a reserve for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Omnicare establishes this allowance for doubtful accounts using the specific identification approach, and considering such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. Management reviews this allowance on an ongoing basis for appropriateness. Judgment is used to assess the collectibility of account balances and the economic ability of customers to pay.

          The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable”; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO was approximately 74 days at March 31, 2006, which was slightly higher than the December 31, 2005 DSO of approximately 72 days largely due to the shift in payor mix from Medicaid to Medicare Part D. The allowance for doubtful accounts as of March 31, 2006 was $170.0 million compared with $169.4 million at December 31, 2005. These allowances represent 10.9% and 11.8% of gross receivables (net of contractual allowances) as of March 31, 2006 and December 31, 2005, respectively. Although no significant changes are expected, unforeseen changes to future allowance for doubtful accounts percentages could materially impact the overall financial results and/or financial position of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of March 31, 2006 would result in an increase to the allowance for doubtful accounts, as well as bad debt expense, of approximately $15.6 million pretax.

          The following table is an aging of the Company’s March 31, 2006 and December 31, 2005 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2006

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B, Medicare Part D and Third-Party payors	$588,472	$22,218	$610,690
Facility payors	534,679	168,453	703,132
Private Pay payors	157,499	79,330	236,829
CRO	14,058	268	14,326

Total gross accounts receivable (net of contractual allowance adjustments)	$1,294,708	$270,269	$1,564,977

	December 31, 2005

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B and Third-Party payors	$409,383	$37,883	$447,266
Facility payors	549,186	170,752	719,938
Private Pay payors	171,907	71,740	243,647
CRO	18,816	357	19,173

Total gross accounts receivable (net of contractual allowance adjustments)	$1,149,292	$280,732	$1,430,024

          Legal Contingencies

          The status of certain legal proceedings has been updated at the “Commitments and Contingencies” and “Subsequent Event” notes of the Notes to Consolidated Financial Statements, and the Part II, Item 1 “Legal Proceedings” section of this Filing.

DILUTED EARNINGS PER SHARE

          In October 2004, the Financial Accounting Standards Board (“FASB”) ratified EITF No. 04-8, which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price threshold has been attained. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. As further discussed in the “Debt” note of the Notes to Consolidated Financial Statements, the Company completed the exchange offer relating to the 4.00% junior subordinated convertible debentures on March 8, 2005. Accordingly, the effect of EITF No. 04-8 on the Company’s first quarter 2005 earnings results prior to the trust PIERS exchange offer was to decrease diluted earnings per share $0.02. For purposes of the “if-converted” calculation, 6.3 million shares were assumed to be converted for the three months ended March 31, 2005 (primarily relating to the period from January 1, 2005 through the exchange offering completion date of March 8, 2005). Additionally, interest expense net of taxes, of $1.7 million for the three months ended March 31, 2005, was added back to net income for purposes of calculating diluted earnings per share using this method. There was no impact relating to this change on reported diluted earnings per share for the three months ended March 31, 2006. See further discussion of the trust PIERS exchange offering in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section of this MD&A.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2004, the FASB issued SFAS 123R which the Company adopted effective January 1, 2006. This statement requires the Company to record compensation costs relating to equity-based payments in its financial statements. Under the fair value recognition provisions of SFAS 123R, equity-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective application” method of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006. In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock incentive plans under the recognition and measurement provisions of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Operating income for the three months ended March 31, 2006 includes additional equity-based compensation expense for stock options and stock awards of approximately $2.9 million pretax ($1.8 million aftertax, or $0.015 per diluted share) related to the adoption of SFAS 123R. As of March 31, 2006, there was approximately $93 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees. That cost is expected to be recognized over a weighted-average period of approximately 5.1 years. Omnicare currently expects the dilutive impact of this new standard on its financial results for the full year 2006 to reduce diluted earnings per share by approximately $0.05, based on first quarter 2006 actual experience and outstanding stock options and restricted stock awards at March 31, 2006. To the extent that any new stock options or stock awards are granted subsequent to March 31, 2006, the estimated dilutive impact to Omnicare’s 2006 diluted earnings per share and thereafter would change accordingly.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which nullifies and amends various accounting guidance related to accounting for derivative instruments and securitization transactions. The intent of this guidance is primarily to reduce operational complexity associated with bifurcating embedded derivatives, among other items. SFAS 155 is effective for new instruments issued by the Company beginning January 1, 2007. The Company currently does not expect that the initial adoption of SFAS 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

          Forward-looking statements in this report include, but are not limited to, the following: expectations concerning the Company’s financial performance, results of operations, sales, earnings or business outlook; expectations regarding acquisitions; trends in the long-term healthcare and contract research industries generally; the impact of the NeighborCare, excelleRx and RxCrossroads acquisitions and the continued successful integration of acquired companies; expectations concerning continued relative stability in the operating environment in the long-term care industry; anticipated demographic trends in the healthcare industry; the impact of drug price inflation; changes in government and other reimbursement formulas to take into account drug price inflation or deflation; the ability to allocate resources in order to enhance gross profit margins; the ability to continue the Company’s value creation strategy through expanding its core pharmaceutical business and leveraging that business through the development and expansion of clinical information services; the Company’s ability to continue to leverage fixed and variable overhead costs through internal and acquired growth; other factors affecting the Company’s strategy for future growth; the effectiveness of the Company’s unit-of-use controls and computerized documentation system; the effectiveness of the Company’s health and outcomes management programs; expectations concerning product and market development efforts; trends concerning the commencement, continuation or cancellation of CRO projects and backlog; the effectiveness of recent cost reduction efforts in the CRO; volatility in the CRO business; anticipated business performance of the CRO in 2006; expectations in the CRO business resulting from streamlining and globalization efforts, the Company’s unique capabilities in the geriatric market and strength of presence in the drug development marketplace; trends in healthcare funding issues, including, but not limited to, state Medicaid budgets, enrollee eligibility, escalating drug prices due to higher utilization among seniors and the aging of the population; expectations concerning increasing Medicare admissions and improving occupancy rates; the introduction of more expensive medications and the increasing use of generic medications; the impact of any changes in healthcare policy relating to the future funding of the Medicaid and Medicare programs; the cost-effectiveness of pharmaceuticals in treating chronic illnesses for the elderly; the impact of the Medicare drug benefit, its implementing regulations and CMS subregulatory policies; the ability of the Company to deal with administrative, payment and other issues brought about by the transition to the Medicare Part D drug benefit, including collection of outstanding receivables for unbillable or rejected claims and the ability of the Company to reduce expenses for labor, administrative and operating costs associated with the implementation of Medicare Part D; the effectiveness of the Company’s compliance with clinical programs; the effectiveness of the Company’s pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the adequacy and availability of the Company’s sources of liquidity and capital; payments of future quarterly dividends; the adequacy of the Company’s net cash flows from operating activities, credit facilities and other long- and short-term debt financings to satisfy the Company’s future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future; the ability, if necessary, to refinance indebtedness or issue additional indebtedness or equity; interest rate risk on the Company’s outstanding debt; valuations of derivative instruments embedded in the Company’s financial instruments; the adequacy of the Company’s allowance for doubtful accounts; expectations concerning inventory write-offs; the adequacy of insurance expense estimates and methodology; the adequacy of the provisions for current or deferred taxes; the impact of reduced government reimbursement rates to the Company’s SNF clients which could adversely affect the timing or level of SNF payments to the Company; the impact of continued pressure on federal and state Medicaid budgets and budget shortfalls which have led to decreasing reimbursement rates and other cost control measures in certain states; the Company’s ability to respond to such federal and state budget shortfalls and corresponding reductions in Medicaid reimbursement rates; the effect of any changes and considerations in long-term healthcare funding policies for Medicare and Medicaid programs; expected demand for long-term care; the pace and quality of new drug development targeted at diseases of the elderly; the impact of newer drugs that, although more expensive, are more efficient at treating illness and thereby reduce overall healthcare costs; trends and expectations concerning long-term growth prospects for the geriatric care industry and the containment of healthcare costs for the elderly; expectations concerning the growth in the elderly population; anticipated changes in healthcare delivery systems and payment methodologies in order to fund growing demand; the ability of the Company to utilize its expertise in geriatric pharmaceutical care and pharmaceutical cost management and its database on drug utilization and outcomes in the elderly to meet the anticipated challenges of the healthcare environment and the implementation of the Medicare drug benefit; the effectiveness of the Company’s growth strategy in allowing the Company to maximize cash flow, maintain a strong financial position, enhance the efficiency of its operations and continue to develop the Company’s franchise in the geriatric pharmaceutical market; the ability of expansion in the Company’s core business to provide the Company greater ability to leverage its clinical services and information business, thereby enhancing cost advantages in the institutional pharmacy market; the belief that new drug discovery will remain an important priority for pharmaceutical manufacturers; and expectations concerning opportunities for future growth and the continued need for pharmaceutical manufacturers to utilize contract research businesses in optimizing research and development efforts.

          These forward-looking statements, together with other statements that are not historical, involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. Such risks, uncertainties, contingencies and other factors, many of which are beyond the control of the Company, include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and contract research industries; competition in the pharmaceutical, long-term care and contract research industries; the impact of consolidation in the pharmaceutical and long-term care industries; trends in long-term care occupancy rates and demographics; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; expectations concerning the development and performance of the Company’s informatics business; the effectiveness of the Company’s compliance with clinical programs; trends in drug pricing, including the impact and pace of pharmaceutical price increases; delays and reductions in reimbursement by the government and other payors to customers and to the Company as a result of pressures on federal and state budgets or for other reasons; the overall financial condition of the Company’s customers; the ability of the Company to assess and react to the financial condition of its customers; the effectiveness of the Company’s pharmaceutical purchasing programs and its ability to obtain discounts and manage pharmaceutical costs; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies and the ability to realize anticipated sales, economies of scale, cost synergies and profitability; the continued availability of suitable acquisition candidates; pricing and other competitive factors in the industry; increases or decreases in reimbursement rates and the impact of other cost control measures; the impact on the Company’s sales, profits and margins resulting from market trends in the use of newer branded drugs versus generic drugs; the number and usage of generic drugs and price competition in the drug marketplace; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the impact and pace of technological advances; the ability to obtain or maintain rights to data, technology and other intellectual property; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the ability to benefit from streamlining and globalization efforts at the CRO; trends concerning CRO backlog; the effectiveness of the Company’s implementation and expansion of its clinical and other service programs; the effect of new legislation, government regulations, and/or executive orders, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; the impact of the Medicare drug benefit, its implementing regulations and CMS subregulatory policies; legislation and regulations affecting payment and reimbursement rates for SNFs; trends in federal and state budgets and their impact on Medicaid reimbursement rates; government budgetary pressures and shifting priorities; the Company’s ability to adjust to federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D plan sponsors; the failure of the Company or the long-term care facilities it serves to obtain or maintain required regulatory approvals or licenses; loss or delay of contracts pertaining to the CRO business for regulatory or other reasons; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates pertaining to employee benefit plans and share-based payments; the impact of consolidation in the pharmaceutical and long-term care industries; events or circumstances which result in an impairment of assets, including but not limited to, goodwill; market conditions which adversely affect the valuation of the Old Trust PIERS and the New Trust PIERS; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company's stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws, regulations and effective tax rates; changes in accounting rules and standards; and other risks and uncertainties described in the Company's reports and filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at March 31, 2006 include $700.0 million outstanding under the variable-rate term A loan at an interest rate of 5.47% at March 31, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $7.0 million per year); $42.8 million borrowed on a variable-rate term loan at an interest rate of 4.82% at March 31, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.4 million per year); $8.2 million outstanding under its fixed-rate 8.125% Senior Notes, due 2011; $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 7.41% at March 31, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $25.6 million at March 31, 2006 is recorded as a noncurrent liability and a reduction to the book carrying value of the related 6.125% Senior Notes. At March 31, 2006, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.

          The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	March 31, 2006		December 31, 2005

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

8.125% senior subordinated notes, due 2011	$8,225	$8,600	$8,775	$9,200
6.125% senior subordinated notes, due 2013	250,000	240,000	250,000	245,600
6.75% senior subordinated notes, due 2013	225,000	225,000	225,000	230,900
6.875% senior subordinated notes, due 2015	525,000	526,700	525,000	538,100
4.00% junior subordinated convertible debentures, due 2033	345,000	503,600	345,000	512,800
3.25% convertible senior debentures, due 2035	977,500	933,500	977,500	972,000

          Embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. In addition, the 3.25% Convertible Debentures include an interest reset provision. The embedded derivatives are periodically valued by a third-party advisor, and at period end, the values of the derivatives embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations.

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

          (b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          As disclosed in the Company’s 2005 Annual Report on Form 10-K, the federal government and certain states are investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company is cooperating fully in these matters. See further discussion at the “Subsequent Event” caption below.

          On March 23, 2006, a shareholder derivative action entitled Irwin v. Gemunder, et al., 2:06cv62, was filed in the United States District Court For the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief.

          The Company believes the above-described derivative action is without merit and intends to vigorously defend the action.

          Although the Company cannot predict the ultimate outcome of the matters described in the preceding paragraphs, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows or, in the case of the investigations regarding certain drug substitutions, that these matters will be resolved in an amount that would not exceed the amount of the pretax charge recorded by the Company.

          As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject, including reviews of individual Omnicare pharmacy’s reimbursement documentation and administrative practices.

Subsequent Event

          On May 10, 2006, the Company announced that it has recorded a special litigation charge of $34.1 million pretax ($24 million aftertax, or $0.19 per diluted share) in its financial results for the quarter ended March 31, 2006 to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on recent discussions between these government representatives and the Company’s legal counsel during May 2006. As previously disclosed, the inquiries relate to the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). This special litigation charge represents the Company’s current estimate of potential settlement amounts and associated costs. The Company cannot predict the ultimate outcome of this matter. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Risks Relating to Our Business

If we or our client facilities fail to comply with Medicaid and Medicare reimbursement regulations, our revenue could be reduced, we could be subject to penalties and we could lose our eligibility to participate in these programs.

Historically, approximately one-half of our pharmacy services billings have been directly reimbursed by government sponsored programs (including Medicaid and, to a lesser extent, Medicare). Beginning January 1, 2006, the new prescription drug benefit under Medicare Part D became effective. As a result, we experienced a shift in payor mix during the quarter ended March 31, 2006 such that payments under Part D currently represent over 40% of our overall revenues. In particular, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including the nursing home residents we serve whose drug costs were previously covered by state Medicaid programs, now have their outpatient prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.) Under the new Part D benefit, payment is determined in accordance with the agreements we have negotiated with the Part D Plans. The remainder of our billings are paid or reimbursed by individual residents, long-term care facilities and other third party payors, including private insurers. A portion of these revenues also are indirectly dependent on government programs.

The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, of us and/or our client facilities to comply with applicable reimbursement regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs. In addition, our failure to comply with these regulations could subject us to other penalties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”.

Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.

In recent years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers. The Balanced Budget Act of 1997, or BBA, sought to achieve a balanced federal budget by, among other things, changing the reimbursement policies applicable to various healthcare providers. In an important change for the SNF industry, the BBA provided for the introduction in 1998 of the prospective payment system, or PPS, for Medicare-eligible residents of SNFs. Under PPS, Medicare pays SNFs a fixed fee per patient, per day, based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS initially resulted in a significant reduction of reimbursement to SNFs. Subsequent legislation in 1999 and 2000 sought to restore some of the reductions in reimbursement resulting from PPS. We believe this legislation improved the financial condition of SNFs and provided incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill. This legislation included a temporary rate increase for certain high-acuity patients, including medically-complex patients with generally higher pharmacy costs, beginning April 1, 2000 through September 30, 2005 when the Centers for Medicare & Medicaid Services, or CMS, implemented a refined resource utilization group, or RUG, patient classification system that is intended to better account for medically-complex patients. The final SNF PPS rule for fiscal year 2006 added nine patient classification categories to the PPS patient classification system, and increased the nursing case-mix weight for all of the RUG categories, resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. While the fiscal year 2006 SNF PPS rates will not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payment rates could, in the future, have an adverse effect on the financial condition of our SNF clients which could, in turn, adversely affect the timing or level of their payments to us. In that regard, on February 8, 2006, the President signed into law the Deficit Reduction Act, or DRA, which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. Further, on February 6, 2006, the Bush Administration released its fiscal year 2007 budget proposal, which would reduce Medicare spending by $2.5 billion in fiscal year 2007 and $35.9 billion over 5 years. The budget would, among other things, freeze payments to SNFs in fiscal year 2007, and limit the payment update to market basket minus 0.4 percent in fiscal year 2008 and 2009. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45 percent of total Medicare financing. To date, congressional resolutions have not included these reimbursement cuts, and these proposals would require legislation to be implemented. Nonetheless, Congress may consider these and other proposals in the future that would further restrict Medicare funding for SNFs. See “MD&A”.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Prior to enrollment in Part D, Medicare beneficiaries have been able to receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and has provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ends May 15, 2006.

Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which will provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents Omnicare serves, whose drug costs were previously covered by state Medicaid programs. (In 2005, approximately 46% of Omnicare’s revenue was derived from beneficiaries covered under state Medicaid programs.)

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who had not affirmatively enrolled in a Part D plan as of December 31, 2005 were automatically enrolled into a PDP by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to negotiate agreements with Part D Plans. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until all such agreements are finalized and Medicare beneficiaries complete enrollment in the Plans, and until these administrative and payment issues have been resolved, we will not be able to determine the impact of the new Part D drug benefit on our results of operations, financial condition and cash flows.

The MMA does not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered in a Part A stay. We will continue to receive reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements we have negotiated with each SNF. We will also continue to receive reimbursement from the state Medicaid programs, albeit to a greatly reduced extent, for those Medicaid beneficiaries not eligible for the Part D program, including those under age 65, and for certain drugs specifically excluded from Medicare Part D.

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns bout pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that while such rebates could create significant fraud and abuse concerns, they are not prohibited. For 2007, CMS will require Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS appears to have withdrawn a proposed requirement that would have required that certain rebates provided to long-term care pharmacies be treated as having been provided to the Plans and netted against Plans’ costs for purposes of certain Part D subsidy calculations. CMS will specify in further guidelines the specific information that CMS will require from Plan sponsors concerning the procedures and performance of this aspect of the sponsors’ drug utilization management program.

CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. We are continuing to monitor implementation of the new Part D benefit, and until further agency guidance is known and until the administrative and payment issues associated with the transition to this massive program have been resolved, we cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position, or cash flows.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to Medicaid nursing facilities, effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Moreover, no assurances can be given that additional Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services. In addition, some states continue to face budget shortfalls, which may prompt them to take steps to implement reductions in Medicaid reimbursement and other cost control measures. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others: strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities.

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

In addition, the President’s proposed fiscal year 2007 budget includes a series of proposals impacting Medicaid and the State Children’s Health Insurance Program (“SCHIP”), including administrative changes to the financing structure of Medicaid that would save more than $12 billion over five years. These changes include further reductions in Medicaid drug reimbursement, reforms to Medicaid drug rebate requirements, allowing states to use managed drug formularies, and reforms to Medicaid provider taxes. While we have endeavored to adjust to these types of funding pressures in the past, there can be no assurance that these or future changes in Medicaid payments to nursing facilities, pharmacies, or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on our business.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended March 31, 2006 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2006	15	$58.52	—	—
February 1 - 28, 2006	50	52.13	—	—
March 1 - 31, 2006	145	60.35	—	—

Total	210	$58.28	—	—

(a) During the first quarter of 2006, the Company purchased 210 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6. EXHIBITS

          See Index of Exhibits.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date: May 10, 2006	By:	/s/ David W. Froesel, Jr.

David W. Froesel, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003

(3.3)	Second Amended and Restated By-Laws of Omnicare, Inc.	Form 10-Q November 14, 2003

(10.24)	Amendment to Employment Agreement with J.F. Gemunder dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.25)	Amendment to Employment Agreement with P.E. Keefe dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.26)	Amendment to Employment Agreement with C.D. Hodges dated as of April 6, 2006*	Form 8-K April 12, 2006

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

E-1

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

* Indicates management contract or compensatory arrangement.

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

E-2