Form 10-Q
period 2006-06-30
OMNICARE INC
filed 2006-08-09
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
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

Yes ☐  No ☐

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

COMMON STOCK OUTSTANDING

	Number of Shares	Date

Common Stock, $1 par value	121,337,990	June 30, 2006

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands, except per share data)

	Three months ended, June 30,		Six months ended, June 30,

	2006	2005	2006	2005

Net sales (Note 2 and Note 11)	$1,641,110	$1,123,397	$3,299,708	$2,219,543

Cost of sales	1,240,819	848,551	2,482,902	1,675,375

Gross profit	400,291	274,846	816,806	544,168

Selling, general and administrative expenses	239,751	156,995	487,093	314,754
Restructuring and other related charges (Note 10)	11,889	—	19,602	—
Litigation charges (Note 2 and Note 11)	64,482	—	98,582	—

Operating income	84,169	117,851	211,529	229,414

Investment income	3,049	1,091	4,848	2,244
Interest expense	(43,069)	(20,439)	(85,481)	(40,358)

Income before income taxes	44,149	98,503	130,896	191,300

Income tax provision	35,770	36,771	69,286	71,573

Net income	$8,379	$61,732	$61,610	$119,727

Earnings per share:
Basic	$0.07	$0.60	$0.52	$1.17

Diluted (Note 4)	$0.07	$0.59	$0.50	$1.13

Dividends per common share	$0.0225	$0.0225	$0.0450	$0.0450

Weighted average number of common shares outstanding:
Basic	118,544	102,381	118,229	102,069

Diluted (Note 4)	123,016	104,742	123,303	107,332

Comprehensive income	$8,597	$61,048	$59,476	$118,228

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands, except share data)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$327,263	$215,421
Restricted cash	11,767	2,674
Deposits with drug wholesalers	45,367	83,036
Accounts receivable, less allowances of $172,609 (2005-$169,390)	1,420,079	1,260,634
Unbilled receivables	19,448	17,195
Inventories	483,987	473,942
Deferred income tax benefits	118,549	107,967
Other current assets	201,493	200,026

Total current assets	2,627,953	2,360,895

Properties and equipment, at cost less accumulated depreciation of $266,132 (2005-$252,489)	223,602	231,734
Goodwill	4,233,607	4,029,482
Identifiable intangible assets, less accumulated amortization of $62,267 (2005-$45,153)	337,412	339,474
Other noncurrent assets	193,097	195,820

Total noncurrent assets	4,987,718	4,796,510

Total assets	$7,615,671	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385,544	$397,471
Accrued employee compensation	39,178	56,063
Deferred revenue	25,068	24,857
Current debt (Note 7)	8,126	355,943
Accrued litigation (Note 11)	105,429	—
Other current liabilities and income taxes payable	211,260	166,170

Total current liabilities	774,605	1,000,504

Long-term debt	756,270	752,901
8.125% senior subordinated notes, due 2011	8,225	8,775
6.125% senior subordinated notes, net, due 2013	221,988	230,216
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033 (Note 7)	345,000	—
3.25% convertible senior debentures, due 2035	977,500	977,500
Deferred income tax liabilities	419,777	249,034
Other noncurrent liabilities	287,383	246,429

Total noncurrent liabilities	3,766,143	3,214,855

Total liabilities	4,540,748	4,215,359

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 124,190,200 shares issued (2005-122,619,100 shares issued)	124,190	122,619
Paid-in capital	1,871,396	1,861,483
Retained earnings	1,184,064	1,127,915
Treasury stock, at cost-2,852,200 shares (2005-2,737,100 shares)	(87,944)	(78,418)
Deferred compensation (Note 3)	—	(76,904)
Accumulated other comprehensive income	(16,783)	(14,649)

Total stockholders’ equity	3,074,923	2,942,046

Total liabilities and stockholders’ equity	$7,615,671	$7,157,405

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands)	Six months ended, June 30,

	2006	2005

Cash flows from operating activities:
Net income	$61,610	$119,727
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	28,453	16,354
Amortization	32,684	12,788
Provision for doubtful accounts	35,160	24,750
Deferred tax provision	16,916	26,006
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(197,633)	(108,604)
Inventories	(6,037)	12,513
Deposits with drug wholesalers	37,669	—
Current and noncurrent assets	(4,595)	(12,626)
Accounts payable	(23,602)	(11,389)
Accrued employee compensation	1,694	(1,904)
Deferred revenue	211	(7,163)
Income taxes payable	16,150	(5,487)
Current and noncurrent liabilities	129,377	16,876

Net cash flows from operating activities	128,057	81,841

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(51,076)	(77,781)
Capital expenditures	(14,565)	(7,938)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(9,311)	(5,886)
Other	90	34

Net cash flows from investing activities	(74,862)	(91,571)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	415,000
Payments on line of credit facilities and term A loan	(133,000)	(427,308)
Proceeds from long-term borrowings and obligations	63	41,380
Payments on long-term borrowings and obligations	(1,457)	(35)
Fees paid for financing arrangements	(3,212)	(1,454)
Change in cash overdraft balance	10,287	2,300
Proceeds from stock offering, net of issuance costs	49,239	—
(Payments) for and proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	(3,295)	5,492
Excess tax benefits from stock-based compensation	11,472	—
Dividends paid	(5,461)	(4,737)

Net cash flows from financing activities	57,636	30,638

Effect of exchange rate changes on cash	1,011	(814)

Net increase in cash and cash equivalents	111,842	20,094
Cash and cash equivalents at beginning of period	215,421	84,169

Cash and cash equivalents at end of period	$327,263	$104,263

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

1. Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

          The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Debt,” “Restructuring and Other Related Charges,” “Subsequent Events” and “Commitments and Contingencies” notes) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2005 and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

          Operating income for the three and six months ended June 30, 2006, includes additional share-based compensation expense for stock options and stock awards of approximately $2.2 million and $5.1 million before taxes, respectively, related to the adoption of SFAS 123R. See the “Stock-Based Employee Compensation” note for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for the comparable prior-year period as if we had recorded stock-based compensation expense under SFAS 123.

Concentration of Credit Risk

          The new prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, Omnicare experienced a significant shift in payor mix during the six months ended June 30, 2006, as Part D currently represents approximately 40% of Omnicare’s overall revenues. The Company estimates that approximately 35% to 40% of its Part D revenues relate to patients enrolled in Part D prescription drug plans sponsored by United Health Group and its affiliates. Prior to the implementation of the new Medicare Part D program, most of these residents were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

          As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until these administrative and payment issues have been resolved, the Company will not be able to determine the ultimate impact of the new Part D Drug Benefit on the Company’s results of operations, financial condition and cash flows.

Income Taxes

          The Company’s effective income tax rate for the three and six months ended June 30, 2006 was significantly higher than the comparable prior-year periods due, in large part, to the nondeductibility of certain litigation charges recognized in the current year periods.

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

          In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting of uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The intent of this guidance is primarily to prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this statement but does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

2. Subsequent Events

          On August 9, 2006, the Company announced that it has recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively, in its financial results for the three and six months ended June 30, 2006. The special litigation charge related to the establishment of a reserve relating to an inquiry being conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program, based on recent discussions between the Attorney General’s Office, the Company and its legal counsel. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). The Company cannot predict the ultimate outcome of this matter. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

          One of the Company’s repackaging facilities, Heartland Repack Services, has experienced certain quality control issues. As a result of these issues, the Company initiated a voluntary recall of certain of the products packaged at Heartland that may have been affected by the quality control issues. Thereafter, the Company voluntarily and temporarily suspended operations at Heartland in order to examine and address the quality control issues. In addition, following the suspension of operations there was a fire at the Heartland facility that caused damage to certain equipment and inventory in the facility. The United States Food and Drug Administration is currently conducting an inspection and reviewing the quality control issues. Because the Company is still in the process of investigating these matters, there can be no assurance that these matters will not have a material adverse impact on the Company’s consolidated financial position or results of operations or cash flows.

3. Stock-Based Employee Compensation

SFAS 123R Adoption

          At June 30, 2006, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described more fully below. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R as further described in the “Interim Financial Data, Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

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

Employee Stock Purchase Plan

          In November 1999, the Company’s Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the “ESPP”). Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company’s common stock. For each share of stock purchased, the participant also receives two options to purchase additional shares of the Company’s stock. The stock options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares purchased are not held by the participant for a minimum of two years. The stock options have a ten-year life from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company’s stock on the open market. Prior to May 18, 2004, stock options awarded under the ESPP were issued out of the 1992 Long-Term Stock Incentive Plan and the 1998 Long-Term Employee Incentive Plan. Beginning May 18, 2004, stock options under the ESPP are only issued out of the 2004 Stock and Incentive Plan.

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

          The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding and is estimated based on historical stock option exercise experience. The expected volatility is based on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options. The risk-free interest rate used in the option valuation model is based on United States Treasury Strip (“stripped coupon interest”) issues with remaining terms similar to the expected term of the stock options. The expected dividend yield is based on the current Omnicare stock yield. The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods as necessary to reflect any changes in actual forfeiture experience. Omnicare uses historical data to estimate pre-vesting stock option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period.

          The assumptions used to value stock options granted during the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Expected volatility	30%	36%	30%	36%
Risk-free interest rate	5.1%	3.6%	5.1%	3.6%
Expected dividend yield	0.2%	0.2%	0.2%	0.2%
Expected term of stock options (in years)	4.7	5.0	4.7	5.0
Weighted-average fair value of stock options granted	$15.07	$12.90	$16.02	$13.61

          Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of restricted stock awards over the vesting term in accordance with the vesting schedule. Unrestricted stock awards were expensed during the period granted. The estimated compensation cost was based on the fair market value of Omnicare’s common stock on the date of the grant. Effective January 1, 2006, the Company recognizes the compensation cost of restricted stock awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period, with the amount of stock award compensation cost recognized as of any balance sheet date being at least equal to the portion of the grant-date value of the award that is vested at that date.

          Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of SG&A expense for the three and six months ended June 30, 2006 is as follows (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006

Stock awards	$5,228	$9,956
Stock options	1,309	3,328

Total stock-based compensation expense	$6,537	$13,284

          The following table illustrates the effect on net income and earnings per share, for the three and six months ended June 30, 2005, as if the Company had accounted for share-based payment transactions under the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123” (“SFAS 148”) (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income, as reported	$61,732	$119,727
Add: Stock-based employee compensation expense (stock awards) included in reported net income, net of related tax effects	1,591	3,002
Deduct: Total stock-based employee compensation expense (stock options and awards) determined under the fair value based method, net of related tax effects	(7,098)	(13,943)

Pro forma net income	$56,225	$108,786

Earnings per common share:
Basic - as reported	$0.60	$1.17

Basic - pro forma	$0.55	$1.07

Diluted - as reported	$0.59	$1.13

Diluted - pro forma	$0.54	$1.03

          Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on the Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than an operating cash flow, totaling approximately $11.5 million for the six months ended June 30, 2006. This requirement serves to reduce net operating cash flows and increase net financing cash flows in the period of adoption and thereafter. Total cash flows remain unchanged from what would have been reported under prior accounting rules.

          Prior to the adoption of SFAS 123R, the Company recorded a contra-equity balance for the unearned (deferred) compensation cost related to nonvested restricted stock awards. SFAS 123R required that this balance be charged against additional paid-in capital upon adoption. As a result, the December 31, 2005 balance in deferred compensation of $76.9 million was charged against paid-in capital upon adoption of SFAS 123R, with no overall change to total stockholders’ equity.

          As of June 30, 2006, there was approximately $88 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees. That cost is expected to be recognized over a weighted-average period of approximately 5.0 years. The total fair value of shares vested during the three and six months ended June 30, 2006 related to stock awards and stock options was approximately $7.6 million and $19.6 million, respectively.

General Stock Option Information

          A summary of stock option activity under the plans for the six months ended June 30, 2006 is presented below (in thousands, except exercise price data):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding, beginning of period	7,309	$29.84
Options granted	45	54.83
Options exercised	(397)	24.83
Options forfeited	(34)	36.90

Options outstanding, end of period	6,923	$30.26	$127,046

Options exercisable, end of period	5,223	$24.26	$120,993

          The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $12.6 million.

          The following summarizes information about stock options outstanding and exercisable as of June 30, 2006 (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$7.72-$15.45	1,286	3.0	$15.30	1,286	3.0	$15.30
15.46-23.17	1,133	4.9	18.81	1,095	4.8	18.70
23.18-30.90	2,238	6.7	27.42	2,122	6.6	27.41
30.91-38.61	432	2.8	36.46	380	2.1	36.67
38.62-61.79	1,834	8.7	49.83	340	7.6	42.47

$7.72-$61.79	6,923	6.0	$30.26	5,223	5.1	$24.26

General Restricted Stock Award Information

          A summary of nonvested restricted stock awards for the six months ended June 30, 2006 is presented below (in thousands, except fair value data):

		Weighted
		Average
	Non-vested	Grant Date
Restricted Stock Awards	Shares	Fair Value

Beginning of period	2,967	$29.80
Awarded	317	57.32
Vested	(568)	21.37
Forfeited	(15)	33.05

End of period	2,701	$34.78

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

          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	For the three months ended June 30,

			Per
		Common	Common
	Income	Shares	Share
2006:	(Numerator)	(Denominator)	Amounts

Basic EPS
Net income	$8,379	118,544	$0.07

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	1,838
Stock options, warrants and awards	—	2,634

Diluted EPS
Net income plus assumed conversions	$8,451	123,016	$0.07

2005:

Basic EPS
Net income	$61,732	102,381	$0.60

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	132	275
Stock options, warrants and awards	—	2,086

Diluted EPS
Net income plus assumed conversions	$61,864	104,742	$0.59

	For the six months ended June 30,

			Per
		Common	Common
	Income	Shares	Share
2006:	(Numerator)	(Denominator)	Amounts

Basic EPS
Net income	$61,610	118,229	$0.52

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	144	2,202
Stock options, warrants and awards	—	2,872

Diluted EPS
Net income plus assumed conversions	$61,754	123,303	$0.50

2005:

Basic EPS
Net income	$119,727	102,069	$1.17

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	1,814	3,256
Stock options, warrants and awards	—	2,007

Diluted EPS
Net income plus assumed conversions	$121,541	107,332	$1.13

          During the three and six months ended June 30, 2006 and 2005, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarter ended June 30, 2006 and 2005 totaled 1.6 million and 2.9 million, respectively, and for the six months ended June 30, 2006 and 2005 totaled 1.6 million and 3.9 million, respectively.

          In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price threshold has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. As further discussed in the “Debt” note of the Notes to Consolidated Financial Statements, the Company completed the exchange offer relating to the 4.00% junior subordinated convertible debentures on March 8, 2005. Accordingly, the effect of Omnicare’s fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.02 for the six months ended June 30, 2005 (primarily relating to the period from January 1, 2005 through the exchange offering completion date of March 8, 2005). For purposes of the “if-converted” calculation, 3.3 million shares were assumed to be converted for the six months ended June 30, 2005. Additionally, interest expense net of taxes, of $1.8 million for the six months ended June 30, 2005, was added back to net income for purposes of calculating diluted earnings per share using this method. There was no impact relating to this change on reported diluted earnings per share for the three months ended June 30,

2005, or the three and six months ended June 30, 2006. See further discussion of the 4.00% junior subordinated convertible debentures exchange offering in the “Debt” note.

5. Acquisitions

          Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses, as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies, medical supply companies, hospice pharmacy companies and companies providing distribution and patient assistance services for specialty pharmaceuticals, which complement the Company’s core business. During the first six months of 2006, Omnicare completed certain acquisitions of businesses and other assets in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required cash payments of $51 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) in the six months ended June 30, 2006. The impact of acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company has engaged an independent valuation firm to assist with identification and valuation of other identifiable assets in connection with the purchase price allocation for certain acquisitions. The Company also continues to evaluate the tax effects and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions, and accordingly, the goodwill balance is preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

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

          Unaudited pro forma combined results of operations of the Company and NeighborCare for the three and six months ended June 30, 2005 are presented below. Such pro forma presentation has been prepared assuming that the NeighborCare acquisition had been made as of January 1, 2005.

          The unaudited pro forma combined financial information of the Company and NeighborCare for the three and six months ended June 30, 2005 follows (in thousands, except per share data):

	Three Months	Six Months
	ended June 30,	ended June 30,
	2005	2005

Pro forma net sales	$1,526,702	$3,027,554
Pro forma net income	50,285	106,813
Pro forma earnings per share:
Basic	$0.49	$1.05

Diluted	$0.48	$1.01

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

6. Goodwill and Other Intangible Assets

          Changes in the carrying amount of goodwill for the six months ended June 30, 2006, by business segment, are as follows (in thousands):

	Pharmacy	CRO
	Services	Services	Total

Balance as of December 31, 2005	$3,952,472	$77,010	$4,029,482
Goodwill acquired in the six months ended June 30, 2006	6,267	—	6,267
Other	184,913	12,945	197,858

Balance as of June 30, 2006	$4,143,652	$89,955	$4,233,607

          The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate primarily to the Contract Research Organization (“CRO”) Services segment, as well as the Company’s Canadian pharmacy operations that are included in the Pharmacy Services segment. During the second quarter of 2006, the Company recorded an increase in goodwill and a corresponding increase in deferred tax liabilities in the amount of approximately $135 million related to book and tax basis differences in the stock of subsidiaries acquired in the acquisition of NeighborCare, as required under SFAS No. 109, “Accounting for Income Taxes”.

          The decrease in the net carrying amount of the Company’s other identifiable intangible assets of approximately $2 million from December 31, 2005 primarily relates to amortization expense recorded during the period partially offset by increases due primarily to customer relationship assets and non-compete agreements recorded as part of the purchase price allocation for certain acquisitions.

7. Debt

Current and Long-Term Debt

          At June 30, 2006, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and $700 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The interest rate on the Revolving Loans and Term Loans was 5.95% at June 30, 2006. As of June 30, 2006, the Company had approximately $23.5 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

          The Company’s debt instruments, including related terms and financial covenants, have been disclosed in the “Debt” note in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company had additional borrowings of long-term debt during the six months ended June 30, 2005 approximating $41 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate of 5.30% per annum at June 30, 2006.

          At June 30, 2006, the overall weighted average interest rate on the Company’s variable interest portion of its long-term debt, excluding the interest rate swap agreement, was 5.91%. The estimated floating interest rate on the interest rate swap agreement was 7.86% at June 30, 2006.

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

          At December 31, 2005, the aforementioned contingent threshold of the Old Trust PIERS and the New Trust PIERS had been attained. Accordingly, the Old 4.00% Debentures and the New 4.00% Debentures were convertible as of December 31, 2005, to cash and Omnicare common stock, and were classified as current versus long-term debt on the December 31, 2005 consolidated balance sheet. As of June 30, 2006, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the June 30, 2006 consolidated balance sheet.

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

          At December 31, 2005, the aforementioned contingent threshold of the Old Trust PIERS and the New Trust PIERS had been attained. Accordingly, the Old 4.00% Debentures and the New 4.00% Debentures were convertible as of December 31, 2005, to cash and Omnicare common stock, and were classified as current versus long-term debt on the December 31, 2005 consolidated balance sheet. As of June 30, 2006, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the June 30, 2006 consolidated balance sheet.

          In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.1 million in debt issuance costs, of which approximately $0.1 million and $0.2 million was amortized to expense in the three and six months ended June 30, 2006 and 2005, respectively. The six months ended June 30, 2005 included a special charge to operating expenses totaling $1.2 million pretax relating to professional fees and expenses incurred in connection with the issuance of the New Trust PIERS.

8. Public Offering of Common Stock

          During January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock, $1 par value, at $59.72 per share. Gross cash proceeds, before underwriting discount, commission and expenses, were approximately $51 million.

9. Employee Benefit Plans

          The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.6 million and $3.5 million for the three and six months ended June 30, 2006, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2005, respectively.

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

          The Company’s policy is to fund its retirement and pension obligations in accordance with the funding provisions of the Employee Retirement Income Security Act (“ERISA”).

          The following table presents the components of pension cost for each of the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

Service cost	$460	$408	$916	$773
Interest cost	976	797	1,952	1,595
Amortization of deferred amounts (primarily prior actuarial losses)	1,090	817	2,181	1,633
Return on assets	(44)	(59)	(88)	(117)

Net periodic pension cost	$2,482	$1,963	$4,961	$3,884

          During the three and six months ended June 30, 2006, the Company made payments of $1.7 million and $5.0 million, respectively, related to funding plan assets for the settlement of the Company’s pension obligations, resulting in aggregate assets for the settlement of the Company’s pension obligations with a fair value of approximately $67 million at period end (included in the “Other noncurrent assets” section of the Consolidated Balance Sheets). The Company anticipates payments of approximately $9 million during the remainder of the 2006 year. The aftertax accumulated unrealized depreciation in fair value of investments included in accumulated other comprehensive income at June 30, 2006 totaled $2.6 million, representing an increase of $1.9 million from December 31, 2005.

          In addition, the Company has a supplemental pension plan (“SPP”) in which certain of its officers participate. Retirement benefits under the SPP are calculated on the basis of a specified percentage of the officers’ covered compensation, years of credited service and a vesting schedule, as specified in the plan document. Expense relating to the SPP was approximately $0.2 million and $0.4 million pretax in each of the three and six month periods ended June 30, 2006 and June 30, 2005, respectively. Obligations of the SPP of approximately $5.1 million were fully funded in rabbi trusts at June 30, 2006.

10. Restructuring and Other Related Charges

          Omnicare Full Potential Program

          In the second quarter of 2006, the Company announced the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The “Omnicare Full Potential” Plan is expected to optimize resources across the entire organization by implementing best practices and a “hub-and-spoke” model whereby certain key support and production functions will be transferred to regional “hubs” specifically designed and managed to perform these tasks, with local “spoke” pharmacies focusing on time-sensitive services and customer-facing processes. It is expected that this program will be completed by the end of 2008.

          The program is estimated to result in total pretax restructuring and other related charges of approximately $80 million over this 30-month period. The charges include severance pay, lease costs, professional fees and other related costs. Approximately $15 million of this restructuring charge is associated with the initial phase of the program and will be taken in 2006, with $8.4 million in the quarter ended June 30, 2006 and the remainder taken over the balance of the 2006 year. The remainder of the restructuring charge will be recognized and disclosed over the fiscal years 2007 and 2008 as various phases of the project are finalized and implemented. The Company estimates that this initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations.

          The restructuring charges primarily include severance pay, certain professional fees and other related costs. The other related charges are primarily comprised of professional fees. Details of the “Omnicare Full Potential” Plan restructuring and other related charges follow (pretax, in thousands):

	2006	Utilized	Balance at
	Provision/	during	June 30,
	Accrual	2006	2006

Restructuring charges:
Employee severance	$5,083	$(1,351)	$3,732
Other assets, fees and facility exit costs	999	—	999

Total restructuring charges	6,082	$(1,351)	$4,731

Other related charges	2,331

Total restructuring and other related charges	$8,413

          As of June 30, 2006, the Company had paid approximately $1.4 million of severance and other employee-related costs. The remaining liabilities at June 30, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits”.

          2005 Program

          In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives are related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations have resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies were also identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives are expected to result in the closure of 31 Omnicare facilities, of which 28 are pharmacy operations. It is also expected to lead to a net reduction in force of approximately 900 positions. Of this reduction in force, approximately 96% are in pharmacy operations and the remaining reductions are at the corporate headquarters or the Company’s contract research operations. Approximately 760 of these positions have been eliminated as of June 30, 2006. Restructuring activities in the contract research organization segment relate primarily to facility lease obligations.

          In connection with this program, these particular consolidation and productivity initiatives are expected to be completed within 12 months of commencement of the 2005 Program. These initiatives are currently estimated to require total restructuring and other related charges of approximately $31 million before taxes, which relate to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. The Company recorded restructuring and other related charges of approximately $19 million pretax (approximately $12 million aftertax) during the year ended December 31, 2005. Additionally, the Company recorded restructuring and other related charges of approximately $3 million and $11 million pretax (approximately $2 million and $7 million aftertax) during the three and six months ended June 30, 2006, respectively.

          The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. The other related charges consist of professional fees associated with certain productivity initiatives. Details of the 2005 Program restructuring and other related charges follow (pretax, in thousands):

	Balance at	2006	Utilized	Balance at
	December 31,	Provision/	during	June 30,
	2005	Accrual	2006	2006

Restructuring charges:
Employee severance	$2,809	$1,930	$(2,224)	$2,515
Employment agreement buy-outs	734	1,459	(1,485)	708
Lease terminations	9,833	2,861	(3,054)	9,640
Other assets, fees and facility exit costs	1,335	2,409	(1,822)	1,922

Total restructuring charges	$14,711	8,659	$(8,585)	$14,785

Other related charges		2,530

Total restructuring and other related charges		$11,189

          As of June 30, 2006, the Company had paid approximately $6.2 million of severance and other employee-related costs. The remaining liabilities at June 30, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments) and will be settled as these matters are finalized.

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

          The Company has received administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, seeking information arising out of the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. The Company believes that it has complied with all applicable laws and regulations with respect to these matters.

          In addition, the federal government and certain states are investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company is cooperating fully in these matters. The Company has recorded a special litigation charge of $19.3 million and $53.4 million pretax ($18.6 million and $42.6 million aftertax) in its financial results for the three and six months ended June 30, 2006, respectively, to establish a settlement reserve relating to the aforementioned inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on discussions between these government representatives, the Company and its legal counsel. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS 5.

          On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning an investigation that it has been conducting relating to certain billing issues under the Michigan Medicaid program. The Company has since responded to various requests for documents and is cooperating fully in this matter. The Company has recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for the three and six months ended June 30, 2006 to establish a reserve relating to this matter based on discussions between the Attorney General’s Office, the Company and its legal counsel. See further discussion in the “Subsequent Events” note of the Notes to Consolidated Financial Statements.

          On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court For the Eastern District of Kentucky purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints, which purport to be brought on behalf of all Omnicare shareholders, allege that Omnicare has artificially inflated its earnings by engaging in improper generic drug substitution and that the defendants have made false and misleading statements regarding the Company’s business and prospects. The complaints seek, among other things, compensatory damages and injunctive relief. On March 7, 2006, the parties to both actions filed stipulations agreeing that the cases should be consolidated and proposing a scheduling order for the conduct of the actions upon consolidation. Those scheduling orders were entered on March 10, 2006. On April 3, 2006, Plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding new factual allegations and a third officer as a defendant. The new allegations primarily relate to revenue recognition, the valuation of receivables and the valuation of inventories.

          Also on February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. On April 7, 2006, the defendants moved to stay all proceedings in both actions pending resolution of the earlier-filed federal class actions and virtually identical derivative action (see discussion of the Irwin matter below) pending in the Eastern District of Kentucky. Shortly thereafter, the defendants moved to consolidate the Isak and Fragnoli actions, and plaintiffs consented to the consolidation. The motion to stay was argued to the court on July 27, 2006, and the parties are awaiting a decision on the motion.

          On March 23, 2006, a shareholder derivative action entitled Irwin v. Gemunder, et al., 2:06cv62, was filed in the United States District Court For the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief. On May 26, 2006, the Company’s board of directors moved to dismiss the complaint for failure to make a pre-suit demand, among other grounds. On July 27, 2006, the date plaintiff’s opposition to the motion to dismiss was due, plaintiff filed an amended complaint, adding the same new factual allegations as were added to the HOD Carriers complaint and a third officer as a defendant.

          The Company believes the above-described purported class and derivative actions are without merit and will be vigorously defended.

          Although the Company cannot predict the ultimate outcome of the matters described in the preceding paragraphs, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows or, in the case of the investigations regarding certain drug substitutions and certain billing issues under the Michigan Medicaid program, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges recorded by the Company.

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

12. Segment Information

          Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States of America (“USA”), the District of Columbia and in Canada at June 30, 2006. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at June 30, 2006, including the USA.

          The table below presents information about the reportable segments as of and for the three and six months ended June 30, 2006 and 2005 and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended June 30,

2006:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$1,598,604	$42,506	$—	$1,641,110
Depreciation and amortization	28,970	493	776	30,239
Restructuring and other related charges	(9,562)	(1,004)	(1,323)	(11,889)
Litigation charges	(64,482)	—	—	(64,482)
Operating income (expense)	107,225	1,301	(24,357)	84,169
Total assets	6,975,876	159,086	480,709	7,615,671
Capital expenditures	8,025	80	351	8,456

2005:

Net sales	$1,073,203	$50,194	$—	$1,123,397
Depreciation and amortization	13,763	437	673	14,873
Operating income (expense)	126,669	3,710	(12,528)	117,851
Total assets	3,787,356	149,409	151,703	4,088,468
Capital expenditures	4,300	203	302	4,805

	Six months ended June 30,

2006:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$3,215,156	$84,552	$—	$3,299,708
Depreciation and amortization	58,642	980	1,515	61,137
Restructuring and other related charges	(14,878)	(1,302)	(3,422)	(19,602)
Litigation charges	(98,582)	—	—	(98,582)
Operating income (expense)	257,731	2,464	(48,666)	211,529
Total assets	6,975,876	159,086	480,709	7,615,671
Capital expenditures	13,688	176	701	14,565

2005:

Net sales	$2,123,302	$96,241	$—	$2,219,543
Depreciation and amortization	26,833	984	1,325	29,142
Operating income (expense)	251,572	6,269	(28,427)	229,414
Total assets	3,787,356	149,409	151,703	4,088,468
Capital expenditures	6,592	424	922	7,938

          In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company included in its reported CRO segment net sales amount, reimbursable out-of-pockets totaling $6.1 million and $12.3 million for the three and six months ended June 30, 2006, respectively, and $8.5 million and $15.7 million for the three and six months ended June 30, 2005, respectively.

13. Guarantor Subsidiaries

          The Company’s $375.0 million 8.125% senior subordinated notes due 2011 and the 6.125% senior subordinated notes due 2013 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2006 and December 31, 2005 for the balance sheets, the three and six months ended June 30, 2006 and 2005 for the statements of income, and the statements of cash flows for the six months ended June 30, 2006 and 2005. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional meaningful information that would be useful in evaluating the sufficiency of the Guarantor Subsidiaries and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income

(in thousands)	Three months ended June 30,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales (Note 2 and Note 11)	$—	$1,549,758	$91,352	$—	$1,641,110
Cost of sales	—	1,170,210	70,609	—	1,240,819

Gross profit	—	379,548	20,743	—	400,291
Selling, general and administrative expenses	2,278	223,881	13,592	—	239,751
Restructuring and other related charges (Note 10)	—	11,889	—	—	11,889
Litigation charges (Note 2 and Note 11)	—	64,482	—	—	64,482

Operating income (loss)	(2,278)	79,296	7,151	—	84,169
Investment income	2,020	1,029	—	—	3,049
Interest expense	(41,918)	(504)	(647)	—	(43,069)

Income (loss) before income taxes	(42,176)	79,821	6,504	—	44,149
Income tax (benefit) expense	(15,723)	49,051	2,442	—	35,770
Equity in net income of subsidiaries	34,832	—	—	(34,832)	—

Net income (loss)	$8,379	$30,770	$4,062	$(34,832)	$8,379

2005:

Net sales	$—	$1,061,962	$61,435	$—	$1,123,397
Cost of sales	—	803,629	44,922	—	848,551

Gross profit	—	258,333	16,513	—	274,846
Selling, general and administrative expenses	399	148,818	7,778	—	156,995

Operating income (loss)	(399)	109,515	8,735	—	117,851
Investment income	241	850	—	—	1,091
Interest expense	(19,899)	(87)	(453)	—	(20,439)

Income (loss) before income taxes	(20,057)	110,278	8,282	—	98,503
Income tax (benefit) expense	(7,487)	41,166	3,092	—	36,771
Equity in net income of subsidiaries	74,302	—	—	(74,302)	—

Net income (loss)	$61,732	$69,112	$5,190	$(74,302)	$61,732

13. Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Continued

(in thousands)	Six months ended June 30,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales (Note 2 and Note 11)	$—	$3,116,484	$183,224	$—	$3,299,708
Cost of sales	—	2,342,982	139,920	—	2,482,902

Gross profit	—	773,502	43,304	—	816,806
Selling, general and administrative expenses	4,259	456,736	26,098	—	487,093
Restructuring and other related charges (Note 10)	—	19,602	—	—	19,602
Litigation charges (Note 2 and Note 11)	—	98,582	—	—	98,582

Operating income (loss)	(4,259)	198,582	17,206	—	211,529
Investment income	3,011	1,837	—	—	4,848
Interest expense	(83,110)	(1,154)	(1,217)	—	(85,481)

Income (loss) before income taxes	(84,358)	199,265	15,989	—	130,896
Income tax (benefit) expense	(30,951)	94,371	5,866	—	69,286
Equity in net income of subsidiaries	115,017	—	—	(115,017)	—

Net income (loss)	$61,610	$104,894	$10,123	$(115,017)	$61,610

2005:

Net sales	$—	$2,115,641	$103,902	$—	$2,219,543
Cost of sales	—	1,598,354	77,021	—	1,675,375

Gross profit	—	517,287	26,881	—	544,168
Selling, general and administrative expenses	2,219	298,629	13,906	—	314,754

Operating income (loss)	(2,219)	218,658	12,975	—	229,414
Investment income	572	1,672	—	—	2,244
Interest expense	(39,175)	(316)	(867)	—	(40,358)

Income (loss) before income taxes	(40,822)	220,014	12,108	—	191,300
Income tax (benefit) expense	(15,272)	82,315	4,530	—	71,573
Equity in net income of subsidiaries	145,277	—	—	(145,277)	—

Net income (loss)	$119,727	$137,699	$7,578	$(145,277)	$119,727

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(in thousands)
As of June 30, 2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$224,202	$74,095	$28,966	$—	$327,263
Restricted cash	—	11,767	—	—	11,767
Deposits with drug wholesalers	—	45,367	—	—	45,367
Accounts receivable, net (including intercompany)	—	1,371,647	52,094	(3,662)	1,420,079
Unbilled receivables	—	19,448	—	—	19,448
Inventories	—	462,000	21,987	—	483,987
Deferred income tax benefits (liabilities), net-current	6,349	111,841	359	—	118,549
Other current assets	2,342	190,220	8,931	—	201,493

Total current assets	232,893	2,286,385	112,337	(3,662)	2,627,953

Properties and equipment, net	—	208,240	15,362	—	223,602
Goodwill	—	4,133,761	99,846	—	4,233,607
Identifiable intangible assets, net	—	331,857	5,555	—	337,412
Other noncurrent assets	63,740	128,760	597	—	193,097
Investment in subsidiaries	5,797,322	—	—	(5,797,322)	—

Total assets	$6,093,955	$7,089,003	$233,697	$(5,800,984)	$7,615,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Notes 7 and 11	$27,969	$729,723	$20,575	$(3,662)	$774,605
Long-term debt	700,000	8,189	48,081	—	756,270
8.125% senior subordinated notes, due 2011	8,225	—	—	—	8,225
6.125% senior subordinated notes, net, due 2013	221,988	—	—	—	221,988
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	—	—	—	345,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(39,662)	466,303	(6,864)	—	419,777
Other noncurrent liabilities	28,012	258,357	1,014	—	287,383
Stockholders’ equity	3,074,923	5,626,431	170,891	(5,797,322)	3,074,923

Total liabilities and stockholders’ equity	$6,093,955	$7,089,003	$233,697	$(5,800,984)	$7,615,671

As of December 31, 2005:

ASSETS
Cash and cash equivalents	$143,227	$38,999	$33,195	$—	$215,421
Restricted cash	—	2,674	—	—	2,674
Deposits with drug wholesalers	—	83,036	—	—	83,036
Accounts receivable, net (including intercompany)	—	1,244,234	43,332	(26,932)	1,260,634
Unbilled receivables	—	17,195	—	—	17,195
Inventories	—	457,072	16,870	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	108,016	320	—	107,967
Other current assets	1,469	196,152	2,405	—	200,026

Total current assets	144,327	2,147,378	96,122	(26,932)	2,360,895

Properties and equipment, net	—	215,625	16,109	—	231,734
Goodwill	—	3,932,201	97,281	—	4,029,482
Identifiable intangible assets, net	—	339,474	—	—	339,474
Other noncurrent assets	68,616	126,775	429	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Note 7	$377,269	$602,516	$47,651	$(26,932)	$1,000,504
Long-term debt	700,000	6,837	46,064	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	283,701	(6,028)	—	249,034
Other noncurrent liabilities	19,784	225,796	849	—	246,429
Stockholders’ equity	2,942,046	5,642,603	121,405	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)	Six months ended June 30,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$34,617	$543	$35,160
Other	(95,527)	197,869	(9,445)	92,897

Net cash flows from operating activities	(95,527)	232,486	(8,902)	128,057

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(49,772)	(1,304)	(51,076)
Capital expenditures	—	(14,340)	(225)	(14,565)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(9,311)	—	(9,311)
Other	—	90	—	90

Net cash flows from investing activities	—	(73,333)	(1,529)	(74,862)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(133,000)	—	—	(133,000)
Proceeds from long-term borrowings and obligations	63	(70)	70	63
Payments on long-term borrowings and obligations	(1,457)	—	—	(1,457)
Fees paid for financing arrangements	(3,212)	—	—	(3,212)
Change in cash overdraft balance	1,530	8,757	—	10,287
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
(Payments) for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(3,295)	—	—	(3,295)
Excess tax benefits from stock-based compensation	11,472	—	—	11,472
Dividends paid	(5,461)	—	—	(5,461)
Other	127,623	(132,744)	5,121	—

Net cash flows from financing activities	176,502	(124,057)	5,191	57,636

Effect of exchange rate changes on cash	—	—	1,011	1,011

Net increase (decrease) in cash and cash equivalents	80,975	35,096	(4,229)	111,842
Cash and cash equivalents at beginning of year	143,227	38,999	33,195	215,421

Cash and cash equivalents at end of year	$224,202	$74,095	$28,966	$327,263

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	Six months ended June 30,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$24,163	$587	$24,750
Other	15,009	70,913	(28,831)	57,091

Net cash flows from operating activities	15,009	95,076	(28,244)	81,841

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(74,645)	(3,136)	(77,781)
Capital expenditures	—	(7,171)	(767)	(7,938)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(5,886)	—	(5,886)
Other	—	34	—	34

Net cash flows from investing activities	—	(87,668)	(3,903)	(91,571)

Cash flows from financing activities:
Borrowings on line of credit facilities	415,000	—	—	415,000
Payments on line of credit facilities and term A loan	(427,308)	—	—	(427,308)
Proceeds from long-term borrowings and obligations	549	—	40,796	41,345
Fees paid for financing arrangements	(1,454)	—	—	(1,454)
Change in cash overdraft balance	(2,117)	4,417	—	2,300
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	5,492	—	—	5,492
Dividends paid	(4,737)	—	—	(4,737)
Other	23,964	(23,964)	—	—

Net cash flows from financing activities	9,389	(19,547)	40,796	30,638

Effect of exchange rate changes on cash	—	—	(814)	(814)

Net increase (decrease) in cash and cash equivalents	24,398	(12,139)	7,835	20,094
Cash and cash equivalents at beginning of period	46,569	32,453	5,147	84,169

Cash and cash equivalents at end of period	$70,967	$20,314	$12,982	$104,263

13. Guarantor Subsidiaries (Continued)

          The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of June 30, 2006 and December 31, 2005 for the balance sheets, the three and six months ended June 30, 2006 and 2005 for the statements of income, and the statements of cash flows for each of the six months ended June 30, 2006 and 2005. Separate complete financial statements of the respective Guarantor Subsidiary would not provide additional meaningful information that would be useful in assessing the sufficiency of the Guarantor Subsidiary and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

Summary Consolidating Statements of Income

(in thousands)	Three months ended June 30,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales (Note 2 and Note 11)	$—	$—	$1,641,110	$—	$1,641,110
Cost of sales	—	—	1,240,819	—	1,240,819

Gross profit	—	—	400,291	—	400,291
Selling, general and administrative expenses	2,278	265	237,208	—	239,751
Restructuring and other related charges (Note 10)	—	—	11,889	—	11,889
Litigation charges (Note 2 and Note 11)	—	—	64,482	—	64,482

Operating income (loss)	(2,278)	(265)	86,712	—	84,169
Investment income	2,020	—	1,029	—	3,049
Interest expense	(41,918)	—	(1,151)	—	(43,069)

Income (loss) before income taxes	(42,176)	(265)	86,590	—	44,149
Income tax (benefit) expense	(15,723)	(99)	51,592	—	35,770
Equity in net income of subsidiaries	34,832	—	—	(34,832)	—

Net income (loss)	$8,379	$(166)	$34,998	$(34,832)	$8,379

2005:

Net sales	$—	$—	$1,123,397	$—	$1,123,397
Cost of sales	—	—	848,551	—	848,551

Gross profit	—	—	274,846	—	274,846
Selling, general and administrative expenses	399	220	156,376	—	156,995

Operating income (loss)	(399)	(220)	118,470	—	117,851
Investment income	241	—	850	—	1,091
Interest expense	(19,899)	—	(540)	—	(20,439)

Income (loss) before income taxes	(20,057)	(220)	118,780	—	98,503
Income tax (benefit) expense	(7,487)	(82)	44,340	—	36,771
Equity in net income of subsidiaries	74,302	—	—	(74,302)	—

Net income (loss)	$61,732	$(138)	$74,440	$(74,302)	$61,732

13. Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Continued
(in thousands)	Six months ended June 30,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales (Note 2 and Note 11)	$—	$—	$3,299,708	$—	$3,299,708
Cost of sales	—	—	2,482,902	—	2,482,902

Gross profit	—	—	816,806	—	816,806
Selling, general and administrative expenses	4,259	526	482,308	—	487,093
Restructuring and other related charges (Note 10)	—	—	19,602	—	19,602
Litigation charges (Note 2 and Note 11)	—	—	98,582	—	98,582

Operating income (loss)	(4,259)	(526)	216,314	—	211,529
Investment income	3,011	—	1,837	—	4,848
Interest expense	(83,110)	—	(2,371)	—	(85,481)

Income (loss) before income taxes	(84,358)	(526)	215,780	—	130,896
Income tax (benefit) expense	(30,951)	(193)	100,430	—	69,286
Equity in net income of subsidiaries	115,017	—	—	(115,017)	—

Net income (loss)	$61,610	$(333)	$115,350	$(115,017)	$61,610

2005:

Net sales	$—	$—	$2,219,543	$—	$2,219,543
Cost of sales	—	—	1,675,375	—	1,675,375

Gross profit	—	—	544,168	—	544,168
Selling, general and administrative expenses	2,219	447	312,088	—	314,754

Operating income (loss)	(2,219)	(447)	232,080	—	229,414
Investment income	572	—	1,672	—	2,244
Interest expense	(39,175)	—	(1,183)	—	(40,358)

Income (loss) before income taxes	(40,822)	(447)	232,569	—	191,300
Income tax (benefit) expense	(15,272)	(167)	87,012	—	71,573
Equity in net income of subsidiaries	145,277	—	—	(145,277)	—

Net income (loss)	$119,727	$(280)	$145,557	$(145,277)	$119,727

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(in thousands)
As of June 30, 2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$224,202	$—	$103,061	$—	$327,263
Restricted cash	—	—	11,767	—	11,767
Deposits with drug wholesalers	—	—	45,367	—	45,367
Accounts receivable, net (including intercompany)	—	128	1,420,079	(128)	1,420,079
Unbilled receivables	—	—	19,448	—	19,448
Inventories	—	—	483,987	—	483,987
Deferred income tax benefits (liabilities), net-current	6,349	—	112,200	—	118,549
Other current assets	2,342	—	199,151	—	201,493

Total current assets	232,893	128	2,395,060	(128)	2,627,953

Properties and equipment, net	—	35	223,567	—	223,602
Goodwill	—	—	4,233,607	—	4,233,607
Identifiable intangible assets, net	—	—	337,412	—	337,412
Other noncurrent assets	63,740	19	129,338	—	193,097
Investment in subsidiaries	5,797,322	—	—	(5,797,322)	—

Total assets	$6,093,955	$182	$7,318,984	$(5,797,450)	$7,615,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Notes 7 and 11	$27,969	$2	$746,762	$(128)	$774,605
Long-term debt	700,000	—	56,270	—	756,270
8.125% senior subordinated notes, due 2011	8,225	—	—	—	8,225
6.125% senior subordinated notes, net, due 2013	221,988	—	—	—	221,988
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	—	—	—	345,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(39,662)	—	459,439	—	419,777
Other noncurrent liabilities	28,012	—	259,371	—	287,383
Stockholders’ equity	3,074,923	180	5,797,142	(5,797,322)	3,074,923

Total liabilities and stockholders’ equity	$6,093,955	$182	$7,318,984	$(5,797,450)	$7,615,671

As of December 31, 2005:

ASSETS
Cash and cash equivalents	$143,227	$—	$72,194	$—	$215,421
Restricted cash	—	—	2,674	—	2,674
Deposits with drug wholesalers	—	—	83,036	—	83,036
Accounts receivable, net (including intercompany)	—	169	1,260,634	(169)	1,260,634
Unbilled receivables	—	—	17,195	—	17,195
Inventories	—	—	473,942	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	—	108,336	—	107,967
Other current assets	1,469	—	198,557	—	200,026

Total current assets	144,327	169	2,216,568	(169)	2,360,895

Properties and equipment, net	—	38	231,696	—	231,734
Goodwill	—	—	4,029,482	—	4,029,482
Identifiable intangible assets, net	—	—	339,474	—	339,474
Other noncurrent assets	68,616	19	127,185	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Note 7	$377,269	$—	$623,404	$(169)	$1,000,504
Long-term debt	700,000	—	52,901	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	—	277,673	—	249,034
Other noncurrent liabilities	19,784	—	226,645	—	246,429
Stockholders’ equity	2,942,046	226	5,763,782	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)	Six months ended June 30,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$35,160	$35,160
Other	(95,527)	—	188,424	92,897

Net cash flows from operating activities	(95,527)	—	223,584	128,057

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(51,076)	(51,076)
Capital expenditures	—	—	(14,565)	(14,565)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(9,311)	(9,311)
Other	—	—	90	90

Net cash flows from investing activities	—	—	(74,862)	(74,862)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(133,000)	—	—	(133,000)
Proceeds from long-term borrowings and obligations	63			63
Payments on long-term borrowings and obligations	(1,457)	—	—	(1,457)
Fees paid for financing arrangements	(3,212)	—	—	(3,212)
Change in cash overdraft balance	1,530	—	8,757	10,287
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
(Payments) for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(3,295)	—	—	(3,295)
Excess tax benefits from stock-based compensation	11,472	—	—	11,472
Dividends paid	(5,461)	—	—	(5,461)
Other	127,623	—	(127,623)	—

Net cash flows from financing activities	176,502	—	(118,866)	57,636

Effect of exchange rate changes on cash	—	—	1,011	1,011

Net increase in cash and cash equivalents	80,975	—	30,867	111,842
Cash and cash equivalents at beginning of year	143,227	—	72,194	215,421

Cash and cash equivalents at end of year	$224,202	$—	$103,061	$327,263

13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	Six months ended June 30,

2005:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$24,750	$24,750
Other	15,009	—	42,082	57,091

Net cash flows from operating activities	15,009	—	66,832	81,841

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(77,781)	(77,781)
Capital expenditures	—	—	(7,938)	(7,938)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(5,886)	(5,886)
Other	—	—	34	34

Net cash flows from investing activities	—	—	(91,571)	(91,571)

Cash flows from financing activities:
Borrowings on line of credit facilities	415,000	—	—	415,000
Payments on line of credit facilities and term A loan	(427,308)	—	—	(427,308)
Proceeds from long-term borrowings and obligations	549	—	40,796	41,345
Fees paid for financing arrangements	(1,454)	—	—	(1,454)
Change in cash overdraft balance	(2,117)	—	4,417	2,300
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	5,492		—	5,492
Dividends paid	(4,737)	—	—	(4,737)
Other	23,964	—	(23,964)	—

Net cash flows from financing activities	9,389	—	21,249	30,638

Effect of exchange rate changes on cash	—	—	(814)	(814)

Net increase (decrease) in cash and cash equivalents	24,398	—	(4,304)	20,094
Cash and cash equivalents at beginning of period	46,569	—	37,600	84,169

Cash and cash equivalents at end of period	$70,967	$—	$33,296	$104,263

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

THREE AND SIX MONTHS ENDED JUNE 30, 2006 OVERVIEW

          Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,419,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and Canada at June 30, 2006. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

          A summary of the key operating results for the three and six months ended June 30, 2006 and 2005 follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Consolidated:
Net sales	$1,641,110	$1,123,397	$3,299,708	$2,219,543

Net income	$8,379	$61,732	$61,610	$119,727

Diluted earnings per share (“EPS”)	$0.07	$0.59	$0.50	$1.13

          Operating results for the three and six months ended June 30, 2006 included special litigation charges of $74.8 million and $108.9 million pretax, including $10.3 million recorded in the net sales line of the Consolidated Statements of Income for both periods ($66.2 million and $90.2 million aftertax, or $0.54 and $0.73 per diluted share), respectively, as follows:

•

     The three and six months ended June 30, 2006 included a $19.3 million and $53.4 million pretax charge ($18.6 million and $42.6 million aftertax, or $0.15 and $0.35 per diluted share), respectively, to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on discussions between these government representatives, the Company and its legal counsel. As previously disclosed, the inquiries relate to the substitution of capsules for tablets

(Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15mg tablet (Buspirone). This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”). The Company cannot predict the ultimate outcome of this matter. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

•

     On August 9, 2006, the Company announced that it has recorded a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax, or $0.38 per diluted share), in its financial results for the three and six months ended June 30, 2006. The special litigation charge related to the establishment of a reserve relating to an inquiry being conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program, based on recent discussions between the Attorney General’s Office, the Company and its legal counsel. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS 5. The Company cannot predict the ultimate outcome of this matter. See further discussion at the “Subsequent Events” and “Commitments and Contingencies” notes of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

•

     The three and six months ended June 30, 2006 included a $1.5 million pretax charge ($1.0 million aftertax, or $0.01 per diluted share) for litigation-related professional expenses in connection with the Company’s lawsuit against UnitedHealth Group and its Affiliates (“United”).

          Operating results for the three and six months ended June 30, 2006 included restructuring and other related charges of approximately $11.9 million and $19.6 million pretax ($7.5 million and $12.4 million aftertax, or $0.06 and $0.10 per diluted share), respectively, as follows:

•

     The three and six months ended June 30, 2006 included a $3.5 million and $11.2 million pretax charge ($2.2 million and $7.1 million aftertax, or $0.02 and $0.06 per diluted share), respectively, in connection with the Company’s previously disclosed consolidation efforts associated primarily with the NeighborCare, Inc. (“NeighborCare”) consolidation plan and other related productivity initiatives to streamline operations, maximize workforce and asset utilization, and produce a more cost-efficient, operating infrastructure. See further discussion of these restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A.

•

     The three and six months ended June 30, 2006 included an $8.4 million pretax charge ($5.3 million aftertax, or $0.04 per diluted share) in connection with the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion of these restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A.

          In addition, the six months ended June 30, 2006 included a charge of $6.1 million pretax ($3.9 million aftertax, or $0.03 per diluted share) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

          The new prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, Omnicare experienced a significant shift in payor mix during the six months ended June 30, 2006, as Part D currently represents about 40% of Omnicare’s overall revenues. Prior to the implementation of the new Medicare Part D program, most of these residents were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources. As expected with such a significant change in payor source and reimbursement system, the six months ended June 30, 2006 was a transition period as the Company devoted considerable time, effort and resources to addressing certain administrative, operational and payment issues associated with the implementation of Part D. As a result, the Company incurred incremental expenses of approximately $7.5 million and $17.3 million pretax (approximately $4.7 million and $11.0 million aftertax, or approximately $0.04 and $0.09 per diluted share) during the three and six month periods ended June 30, 2006, respectively, comprising temporary labor, administrative and operating costs incurred in connection with the implementation of the new Medicare Part D drug benefit. These expenditures were necessary to support the billing and cash collection functions, as well as handle the disruption in the timing of work flow and delivery of medications created by these implementation issues. While considerable progress has been made in addressing many of the Part D implementation issues, Omnicare continues to devote resources to the ongoing resolution of these matters and expects some portion of the incremental Part D transition expenses to continue in the third and fourth quarters of 2006.

          The results for the second quarter of 2006 were also impacted by the unilateral reduction by United in the reimbursement rates paid by United to Omnicare under its pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The estimated impact of United’s action was to reduce sales and operating profit in the second quarter by approximately $18 million (approximately $11.5 million aftertax, or approximately $0.09 per diluted share). This matter is currently the subject of litigation initiated by Omnicare in federal court. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires the Company to record compensation costs relating to equity-based payments in its financial statements. Under the fair value recognition provisions of SFAS 123R, equity-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective application” method of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006. In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS 123R. Operating income for the three and six months ended June 30, 2006 includes additional equity-based compensation expense for stock options and stock awards of approximately $2.2 million and $5.1 million pretax (approximately $1.4 million and $3.2 million aftertax, or approximately $0.01 and $0.03 per diluted share), respectively, related to the adoption of SFAS 123R.

          One of the Company’s repackaging facilities, Heartland Repack Services, has experienced certain quality control issues. As a result of these issues, the Company initiated a voluntary recall of certain of the products packaged at Heartland that may have been affected by the quality control issues. Thereafter, the Company voluntarily and temporarily suspended operations at Heartland in order to examine and address the quality control issues. In addition, following the suspension of operations there was a fire at the Heartland facility that caused damage to certain equipment and inventory in the facility. The United States Food and Drug Administration is currently conducting an inspection and reviewing the quality control issues. Because the Company is still in the process of investigating these matters, there can be no assurance that these matters will not have a material adverse impact on the Company’s consolidated financial position or results of operations or cash flows. See discussion at the “Subsequent Events” note of the Notes to Consolidated Financial Statements.

          Operating results are discussed at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Pharmacy Services Segment:
Net sales	$1,598,604	$1,073,203	$3,215,156	$2,123,302

Operating income	$107,225	$126,669	$257,731	$251,572

          The sales growth for the three and six months ended June 30, 2006 was driven largely by the contribution of the NeighborCare, excelleRx, Inc. (“excelleRx”) and RxCrossroads, L.L.C. (“RxCrossroads”) acquisitions that were completed in the third quarter of 2005. In addition, sales growth is also attributable to the ongoing execution of the Company’s acquisition strategy, the contribution of the Company’s clinical and other service programs, a favorable payor mix shift and drug price inflation. These factors were partially offset by intense competitive pricing pressures and the impact of prior-year Medicaid reimbursement cuts (although the impact now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D), the impact of the aforementioned reimbursement rate reduction by United and the increasing use of generic drugs. The increased operating income for the year-to-date period was primarily the result of the aforementioned increase in sales, as well as ongoing benefits of the Company’s acquisition integration efforts and productivity enhancement initiatives throughout the Pharmacy Services segment, partially offset by the previously mentioned intensified pricing and Medicaid reimbursement pressures, as well as the aforementioned United reimbursement rate reduction, Part D transition expenses and certain special charges. Specifically, operating income of the Pharmacy Services segment for the six months ended June 30, 2006 was impacted by special charges of approximately $129.9 million, including the aforementioned special litigation charges of $108.9 million, a $6.1 million charge associated with retention payments for certain NeighborCare employees as required under the acquisition agreement and the previouly mentioned restructuring and other related charges, of which approximately $14.9 million was included in the Pharmacy Services segment. Operating income for the quarter ended June 30, 2006 was impacted by the factors discussed above, with the decrease from the prior-year quarter primarily attributable to certain special charges recorded during 2006. Specifically, operating income of the Pharmacy Services segment for the three months ended June 30, 2006 was impacted by special charges of approximately $84.4 million, including the aforementioned $74.8 million in special litigation charges and the previously mentioned restructuring and other related charges, of which approximately $9.6 million was included in the Pharmacy Services segment.

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

CRO Services Segment:
Revenues	$42,506	$50,194	$84,552	$96,241

Operating income	$1,301	$3,710	$2,464	$6,269

           The CRO Services segment revenues and operating income were lower for the three and six months ended June 30, 2006 than in the comparable periods of 2005 due primarily to client-driven delays in the commencement of certain projects during the first six months of 2006. Operating income in the three and six months ended June 30, 2006 was impacted by this reduction in revenues and the previously mentioned restructuring and other related charges, of which approximately $1.0 million and $1.3 million pretax, respectively, were included in the CRO Services segment.

          Corporate operating expenses increased year-over-year primarily as a result of the impact of increased legal and professional costs, additional equity-based compensation expense for stock options and stock awards related to the adoption of SFAS 123R, and the previously mentioned restructuring and other related charges.

RESULTS OF OPERATIONS

          The following table presents the consolidated net sales and results of operations of Omnicare for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Net sales	$1,641,110	$1,123,397	$3,299,708	$2,219,543

Net income	$8,379	$61,732	$61,610	$119,727

Earnings per share:
Basic	$0.07	$0.60	$0.52	$1.17

Diluted	$0.07	$0.59	$0.50	$1.13

EBITDA(a)	$114,408	$132,724	$272,666	$258,556

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(a)	$114,408	$132,724	$272,666	$258,556
(Subtract)/Add:
Interest expense, net of investment income	(40,020)	(19,348)	(80,633)	(38,114)
Income tax provision	(35,770)	(36,771)	(69,286)	(71,573)
Changes in assets and liabilities, net of effects from acquisition of businesses	(19,857)	(84,097)	(46,766)	(117,784)
Provision for doubtful accounts	18,066	12,341	35,160	24,750
Deferred tax provision	8,453	11,938	16,916	26,006

Net cash flows from operating activities	$45,280	$16,787	$128,057	$81,841

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

Three Months Ended June 30, 2006 vs. 2005

Consolidated

          Net sales for the three months ended June 30, 2006 rose to $1,641.1 million from $1,123.4 million in the comparable prior-year period. Net income for the three months ended June 30, 2006 was $8.4 million versus $61.7 million earned in the comparable 2005 period. Diluted earnings per share for the three months ended June 30, 2006 were $0.07 versus $0.59 in the same prior-year period. EBITDA totaled $114.4 million for the three months ended June 30, 2006 as compared with $132.7 million for the same period of 2005.

          The three months ended June 30, 2006 included the following charges that management considers to be special charges:

          (i) Operating income included a special litigation charge of $19.3 million pretax ($18.6 million aftertax, or $0.15 per diluted share) to increase the previously established settlement reserve relating to previously disclosed inquiries by the federal government and certain states concerning the substitution of three generic pharmaceuticals by the Company. This special litigation charge represents the Company’s current estimate of the settlement amounts and associated costs under SFAS 5. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          (ii) As previously discussed, on August 9, 2006, the Company announced that it has recorded a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax, or $0.38 per diluted share), in its financial results for the quarter ended June 30, 2006. The special litigation charge was for the establishment of a reserve relating to an inquiry being conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program, based on recent discussions between the Attorney General’s Office, the Company and its legal counsel. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS 5. See further discussion at the “Subsequent Event” and “Commitments and Contingencies” notes of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          (iii) Operating income included a special litigation charge of $1.5 million pretax ($1.0 million aftertax, or $0.01 per diluted share) for litigation-related professional expenses in connection with the Company’s lawsuit against United.

          (iv) Operating income included restructuring and other related charges of approximately $11.9 million pretax ($7.5 million aftertax, or $0.06 per diluted share) in connection with the Omnicare “Full Potential Program”, as well as the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion of the restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A.

          The three months ended June 30, 2005, included a special charge to operating expenses totaling $1.1 million pretax ($0.7 million aftertax, or $0.01 per diluted share) for acquisition-related expenses pertaining to a proposed transaction that was not consummated.

Pharmacy Services Segment

          Omnicare’s Pharmacy Services segment recorded sales of $1,598.6 million for the three months ended June 30, 2006, exceeding the 2005 amount of $1,073.2 million by $525.4 million, or 49%. At June 30, 2006, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,419,000 beds as compared with approximately 1,096,000 beds served at June 30, 2005. Contributing in large measure to the year-over-year increase in sales and beds served was the completion of several acquisitions, in particular, the acquisition of NeighborCare completed in the third quarter of 2005. Further, the acquisitions of excelleRx and RxCrossroads in August 2005 also contributed to the year-over-year sales increase. In addition, Pharmacy Services sales increased due to the ongoing execution of its acquisition strategy, the contribution of the Company’s clinical and other service programs, a favorable payor mix shift and drug price inflation. These factors were partially offset by intense competitive pricing pressures, the impact of prior-year Medicaid reimbursement cuts (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D), the aforementioned rate reduction by United and the increasing use of generic drugs. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment.

          Operating income of the Pharmacy Services segment was $107.2 million in the second quarter of 2006, a $19.5 million decrease as compared with the $126.7 million earned in the comparable period of 2005. Operating income in the 2006 quarter benefited from the increased sales discussed above, the addition of NeighborCare, excelleRx and RxCrossroads, the impact of productivity enhancement initiatives, as well as the overall synergies from the integration of prior-period acquisitions, particularly the NeighborCare acquisition. Although operating margins are generally unfavorably impacted by the initial addition of lower-margin institutional pharmacy acquisitions, the integration efforts have historically resulted in drug purchasing improvements, the consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure and have historically resulted in improved operating margins in the long-term as cost synergies are realized. The aforementioned positive factors were more than offset by the previously mentioned competitive pricing and Medicaid reimbursement pressures, reimbursement rate reduction by United and certain special charges. Specifically, operating income of the Pharmacy Services segment was impacted by special charges of approximately $84.4 million, including the aforementioned $74.8 million in special litigation charges and the previously mentioned restructuring and other related charges, of which approximately $9.6 million was included in the Pharmacy Services segment. Also included in the results of the Pharmacy Services segment for the second quarter of 2006 are the previously mentioned expenses totaling approximately $7.5 million pretax (approximately $4.7 million aftertax, or approximately $0.04 per diluted share) comprising temporary labor, administrative and operating costs incurred in connection with the implementation of the new Medicare Part D drug benefit, which went into effect on January 1, 2006.

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

          In 1999 and 2000, Congress sought to restore some of the reductions in reimbursement resulting from PPS. This legislation helped to improve the financial condition of SNFs, motivated them to increase admissions, particularly of higher acuity residents, and stabilized the unfavorable operating trends attributable to PPS. One provision gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when Centers for Medicare & Medicaid Services (“CMS”) implemented a refined patient classification system under PPS. For several years, CMS did not implement such refinements, thus continuing the additional rate increase for certain high-acuity patients through federal fiscal year 2005.

          On August 4, 2005 CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, the CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the RUG categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 27, 2006, CMS posted the proposed SNF PPS rates for fiscal year 2007. Under the proposal, SNFs would receive the full 3.1 percent market basket increase effective October 1, 2006, increasing payments to SNFs by approximately $560 million. While the fiscal year 2007 proposed SNF PPS rates would not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

          Moreover, on February 8, 2006, the President signed into law the Deficit Reform Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). Further, on February 6, 2006, the Bush Administration released its fiscal year 2007 budget proposal, which would reduce Medicare spending by $2.5 billion in fiscal year 2007 and $35.9 billion over 5 years. The budget would, among other things, freeze payments to SNFs in fiscal year 2007 (which now appears to have been rejected), and limit the payment update to market basket minus 0.4 percent in fiscal year 2008 and 2009. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45 percent of total Medicare financing. To date, congressional resolutions have not included these reimbursement cuts, and these proposals would require legislation to be implemented. Nonetheless, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

          In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D, effective January 1, 2006. Prior to enrollment in Part D, beneficiaries have been able to receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and has provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ended May 15, 2006.

          Under the new Part D prescription drug benefit, Medicare beneficiaries may enroll in Part D Plans which provide coverage of outpatient prescription drugs. The deadline for Part D enrollment for 2006 was generally May 15, 2006, although the new benefits became available January 1, 2006 and nursing home residents may enroll at any time. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS is providing various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including nursing home residents served by the Company whose drug costs have been covered by state Medicaid programs, now have their prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of Omnicare’s revenue was derived from beneficiaries covered under state Medicaid programs.)

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

          Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until these administrative and payment issues have been resolved, the Company will not be able to determine the impact of the new Part D Drug Benefit on the Company’s results of operation, financial condition and cash flows.

          The MMA does not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered under a Medicare Part A stay. The Company continues to receive reimbursement for drugs provided to such residents from the SNFs pursuant to the contracts it has negotiated with each SNF. The Company also continues to receive reimbursement from the state Medicaid programs, albeit to a greatly reduced extent, for those Medicaid beneficiaries not eligible for the Part D program, including those under age 65, and for certain drugs specifically excluded from Medicare Part D.

          CMS has issued subregulatory guidance on many aspects of the final Part D rule including the provision of pharmacy services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that while such rebates could create significant fraud and abuse concerns, they are not prohibited. For 2007, CMS will require Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors, to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS appears to have withdrawn a proposed requirement that would have required that certain rebates provided to long-term care pharmacies be treated as having been provided to the Part D Plans and netted against plans’ costs for purposes of certain Part D subsidy calculations. CMS will specify in further guidelines the specific information that CMS will require from Plan sponsors concerning the procedures and performance of this aspect of the sponsors’ drug utilization management program.

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

CRO Services Segment

          Omnicare’s CRO Services segment earned revenues of $42.5 million for the three months ended June 30, 2006, which were 15% lower than the $50.2 million recorded in the same prior-year period. In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company included $6.1 million and $8.5 million of reimbursable out-of-pockets in its reported CRO Services segment revenues and cost of sales for the quarters ended June 30, 2006 and 2005, respectively. Revenues were lower for the three months ended June 30, 2006 than in the comparable period of 2005 primarily due to the aforementioned decrease in reimbursable out-of-pockets of $2.4 million and client-driven delays in the commencement of certain projects during the second quarter of 2006.

          Operating income in the CRO Services segment was $1.3 million in the second quarter of 2006 compared with $3.7 million in the same 2005 period. The decrease is attributable to the previously mentioned reduction in revenues, restructuring and other related charges, of which approximately $1.0 million was included in the CRO Services segment, as well as the client-driven delays in commencement of certain projects as discussed above. Backlog at June 30, 2006 was $287.5 million, representing an increase of $18.6 million from the December 31, 2005 backlog of $268.9 million and an increase of $27.1 million from the June 30, 2005 backlog of $260.4 million.

Consolidated

          The Company’s consolidated gross profit of $400.3 million increased $125.5 million during the second quarter of 2006 from the same prior-year period amount of $274.8 million. Gross profit as a percentage of total net sales of 24.4% in the three months ended June 30, 2006, was slightly lower than the 24.5% experienced during the same period of 2005. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from compliance with clinical programs, the increased use of generic drugs, the impact of productivity enhancements, a favorable payor mix shift, growth in higher margin IV sales, cost savings associated with the integration of NeighborCare, and the addition of the higher-margin RxCrossroads and excelleRx businesses. These favorable year-over-year factors were more than offset by the previously mentioned intensified competitive pricing and Medicaid reimbursement pressures, the United reimbursement rate reduction, Part D transition expenses and the Michigan Medicaid matter (which reduced 2006 gross profit by $10.3 million pretax).

          Omnicare’s selling, general and administrative (“operating”) expenses for the quarter ended June 30, 2006 of $239.8 million were higher than the comparable year amount of $157.0 million by $82.8 million, due primarily to the aforementioned completion of several acquisitions, including NeighborCare, excelleRx and RxCrossroads in the third quarter of 2005. Operating expenses as a percentage of net sales amounted to 14.6% in the second quarter of 2006, representing an increase from the 14.0% experienced in the comparable prior-year period. Operating expenses for the quarter ended June 30, 2006 were unfavorably impacted by a $10.5 million increase in amortization and depreciation expenses largely related to the 2005 acquisitions, $2.2 million of additional equity-based compensation expense for stock options and stock awards related to the adoption of SFAS 123R, increased legal and professional costs, and the previously discussed temporary costs associated with the implementation of the new Medicare Part D drug benefit. Partially offsetting the increased operating expenses were the favorable impact of leveraging of fixed (e.g., rents) and variable (e.g., utilities) overhead costs over a larger sales base in 2006 than that which existed in 2005 and the Company’s continued productivity enhancements, including the ongoing restructuring program commenced in connection with the NeighborCare acquisition. In addition, the quarter ended June 30, 2005 included the aforementioned $1.1 million special charge for acquisition-related expenses pertaining to a proposed transaction that was not consummated.

          Investment income for the three months ended June 30, 2006 of $3.0 million was approximately $1.9 million greater than the $1.1 million earned in the comparable prior-year quarter, primarily due to higher interest rates and average invested cash and retirement plan asset balances in comparison to the same prior-year quarter.

          Interest expense for the three months ended June 30, 2006 of $43.1 million was approximately $22.7 million higher than the $20.4 million in the comparable prior-year period due to increased overall borrowings resulting from the new debt issuances completed in the latter half of 2005 in connection with the previously mentioned acquisitions, and increased interest rates for variable rate loans.

          The effective income tax rate was 81.0% in the second quarter of 2006, significantly higher than the prior-year period rate of 37.3% due primarily to certain nondeductible litigation costs recognized in the quarter. The effective tax rates in 2006 and 2005 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Six Months Ended June 30, 2006 vs. 2005

Consolidated

          Net sales for the six months ended June 30, 2006 rose to $3,299.7 million from $2,219.5 million in the comparable prior-year period. Net income for the six months ended June 30, 2006 was $61.6 million versus $119.7 million earned in the comparable 2005 period. Diluted earnings per share for the six months ended June 30, 2006 were $0.50 versus $1.13 in the same prior-year period. EBITDA totaled $272.7 million for the six months ended June 30, 2006 as compared with $258.6 million for the same period of 2005.

          The six months ended June 30, 2006 included the following charges that management considers to be special charges:

          (i) Operating income included a special litigation charge of $53.4 million pretax ($42.6 million aftertax, or $0.35 per diluted share) to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states concerning the substitution of three generic pharmaceuticals by the Company. This special litigation charge represents the Company’s current estimate of the settlement amounts and associated costs under SFAS 5. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          (ii) As previously discussed, on August 9, 2006, the Company announced that it has recorded a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax, or $0.38 per diluted share), in its financial results for the six months ended June 30, 2006. The special litigation charge was for the establishment of a reserve relating to an inquiry being conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program, based on recent discussions between the Attorney General’s Office, the Company and its legal counsel. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS 5. See further discussion at the “Subsequent Events” and “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          (iii) Operating income included a special litigation charge of $1.5 million pretax ($1.0 million aftertax, or $0.01 per diluted share) for litigation-related professional expenses in connection with the Company’s lawsuit against United.

          (iv) Operating income included restructuring and other related charges of approximately $19.6 million pretax ($12.4 million aftertax, or $0.10 per diluted share) in connection with the Omnicare “Full Potential Program”, as well as the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion of the restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A.

          (v) Operating income included a special charge of approximately $6.1 million pretax ($3.9 million after tax, or $0.03 per diluted share) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

          The six months ended June 30, 2005, included a special charge to operating expenses totaling $1.2 million pretax ($0.8 million aftertax, or $0.01 per diluted share) relating to professional fees and expenses incurred in connection with the issuance of the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”). See further discussion of this transaction, as well as the impact of Emerging Issues Task Force (“EITF”) No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”) on Omnicare’s first quarter 2005 earnings at the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” and “Diluted Earnings Per Share” sections, respectively, of this

MD&A. In addition, the six months ended June 30, 2005 included a charge to operating expenses totaling $1.1 million pretax ($0.7 million aftertax, or $0.01 per diluted share) for acquisition-related expenses pertaining to a proposed transaction that was not consummated.

Pharmacy Services Segment

          Omnicare’s Pharmacy Services segment recorded sales of $3,215.2 million for the six months ended June 30, 2006, exceeding the comparable 2005 amount of $2,123.3 million by $1,091.9 million, or 51%. At June 30, 2006, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,419,000 beds as compared with approximately 1,096,000 beds served at June 30, 2005. Contributing in large measure to the year-over-year increase in sales and beds served was the completion of several acquisitions, in particular, the acquisition of NeighborCare completed in the third quarter of 2005. Further, the acquisitions of excelleRx and RxCrossroads in August 2005 also contributed to the year-over-year sales increase. In addition, Pharmacy Services sales increased due to the ongoing execution of its acquisition strategy, the contribution of the Company’s clinical and other service programs, a favorable payor mix shift and drug price inflation. These factors were partially offset by competitive pricing pressures, the impact of prior-year Medicaid reimbursement cuts (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D), the aforementioned second quarter reimbursement rate reduction by United and the increasing use of generic drugs. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment.

          Operating income of the Pharmacy Services segment was $257.7 million for the six months ended June 30, 2006, a $6.1 million improvement as compared with the $251.6 million earned in the comparable period of 2005. The increased operating income was primarily the result of the increased sales discussed above, the addition of NeighborCare, excelleRx and RxCrossroads, the impact of productivity enhancement initiatives, as well as the overall synergies from the integration of prior period acquisitions, particularly the NeighborCare acquisition. Although operating margins are generally unfavorably impacted by the initial addition of lower-margin institutional pharmacy acquisitions, the integration efforts have historically resulted in drug purchasing improvements, the consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure and have historically resulted in improved operating margins in the long-term as cost synergies are realized. The aforementioned positive factors were partially offset by the previously mentioned competitive pricing and Medicaid reimbursement pressures, the reimbursement rate reduction by United in the second quarter of 2006 and certain special charges. Specifically, operating income of the Pharmacy Services segment was impacted by special charges of approximately $129.9 million pretax, including the aforementioned special litigation charges of $108.9 million, a $6.1 million charge associated with retention payments for certain NeighborCare employees as required under the acquisition agreement and the previously mentioned restructuring and other related charges, of which approximately $14.9 million was included in the Pharmacy Services segment. Also included in the results of the Pharmacy Services segment are the previously mentioned expenses totaling approximately $17.3 million pretax (approximately $11.0 million aftertax, or approximately $0.09 per diluted share) comprising temporary labor, administrative and operating costs incurred in connection with the implementation of the new Medicare Part D drug benefit, which went into effect on January 1, 2006.

CRO Services Segment

          Omnicare’s CRO Services segment earned revenues of $84.6 million for the six months ended June 30, 2006, which were approximately 12% lower than the $96.2 million recorded in the same prior-year period. In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company included $12.3 million and $15.7 million of reimbursable out-of-pockets in its reported CRO Services segment revenues and cost of sales for the six months ended June 30, 2006 and 2005, respectively. Revenues were lower for the six months ended June 30, 2006 than in the comparable period of 2005 primarily due to the aforementioned decrease in reimbursable out-of-pockets of $3.4 million and client-driven delays in the commencement of certain projects during the 2006 period.

          Operating income in the CRO Services segment was $2.5 million for the six months ended June 30, 2006 compared with $6.3 million in the same 2005 period. The decrease is attributable to the previously mentioned reduction in revenues, restructuring and other related charges, of which approximately $1.3 million was included in the CRO Services segment, as well as the client-driven delays in commencement of certain projects as discussed above.

Consolidated

          The Company’s consolidated gross profit of $816.8 million increased $272.6 million during the six months ended June 30, 2006 from the same prior-year period amount of $544.2 million. Gross profit as a percentage of total net sales of 24.8% in the six months ended June 30, 2006, was higher than the 24.5% experienced during the same period of 2005. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from compliance with clinical programs, the increased use of generic drugs, the impact of productivity enhancements, a favorable payor mix shift, growth in higher margin IV sales, cost savings associated with the integration of NeighborCare, and the addition of the higher-margin RxCrossroads and excelleRx businesses. These favorable year-over-year factors were partially offset by the previously mentioned competitive pricing and Medicaid reimbursement pressures, the reimbursement rate reduction by United, Part D transition expenses and the Michigan Medicaid matter, which reduced 2006 gross profit by $10.3 million pretax.

          Omnicare’s operating expenses for the six months ended June 30, 2006 of $487.1 million were higher than the comparable prior-year amount of $314.8 million by $172.3 million, due primarily to the aforementioned completion of several acquisitions, including NeighborCare, excelleRx and RxCrossroads in the third quarter of 2005. Operating expenses as a percentage of net sales amounted to 14.8% for the six months ended June 30, 2006, representing an increase from the 14.2% experienced in the comparable prior-year period. Operating expenses for the six months ended June 30, 2006 were unfavorably impacted by a $21.4 million increase in amortization and depreciation expenses largely related to the 2005 acquisitions, the aforementioned $6.1 million pretax charge associated with retention payments for certain NeighborCare employees, $5.1 million pretax of additional equity-based compensation expense for stock options and stock awards related to the adoption of SFAS 123R, increased legal and professional costs, and the previously discussed temporary costs associated with the implementation of the new Medicare Part D drug benefit. Partially offsetting the increased operating expenses were the favorable impact of leveraging of fixed (e.g., rents) and variable (e.g., utilities) overhead costs over a larger sales base in 2006 than that which existed in 2005 and the Company’s continued productivity enhancements, including the ongoing restructuring program commenced in connection with the NeighborCare acquisition. In addition, the six months ended June 30, 2005 included the aforementioned $1.2 million pretax special charge for professional fees and expenses related to the first quarter 2005 trust PIERS exchange offering and the aforementioned $1.1 million pretax special charge for acquisition-related expenses.

          Investment income for the six months ended June 30, 2006 of $4.8 million was approximately $2.6 million greater than the $2.2 million earned in the comparable prior-year period, primarily due to higher interest rates and average invested cash and retirement plan asset balances in comparison to the same prior-year period.

          Interest expense for the six months ended June 30, 2006 of $85.5 million was approximately $45.1 million higher than the $40.4 million in the comparable prior-year period due to increased overall borrowings resulting from the new debt issuances completed in the latter half of 2005 in connection with the previously mentioned acquisitions, and increased interest rates for variable rate loans.

          The effective income tax rate was 52.9% in the year-to-date 2006 period, significantly higher than the comparable prior-year period rate of 37.4% due primarily to certain nondeductible litigation costs recognized in the period. The effective tax rates in 2006 and 2005 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Restructuring and Other Related Charges

          Omnicare Full Potential Program

          In the second quarter of 2006, the Company announced the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The “Omnicare Full Potential” Plan is expected to optimize resources across the entire organization by implementing best practices and a “hub-and-spoke” model whereby certain key support and production functions will be transferred to regional “hubs” specifically designed and managed to perform these tasks, with local “spoke” pharmacies focusing on time-sensitive services and customer-facing processes. It is expected that this program will be completed by the end of 2008.

          The “Omnicare Full Potential” Plan is expected to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. The program is estimated to result in total pretax restructuring and other related charges of approximately $80 million over this 30-month period. The charges include severance pay, lease costs, professional fees and other related costs. Approximately $15 million of this restructuring charge is associated with the initial phase of the program and will be taken in 2006, with $8.4 million in the quarter ended June 30, 2006 and the remainder taken over the balance of the 2006 year. The remainder of the restructuring charge will be recognized and disclosed over the fiscal years 2007 and 2008 as various phases of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total $30 million to $40 million over the 30-month period. The Company estimates that this initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations.

          The restructuring charges primarily include severance pay, certain professional fees and other related costs. The other related charges relate primarily to professional fees. Details of the “Omnicare Full Potential” Plan restructuring and other related charges follow (pretax, in thousands):

	2006 Provision/ Accrual	Utilized during 2006	Balance at June 30, 2006

Restructuring charges:
Employee severance	$5,083	$(1,351)	$3,732
Other assets, fees and facility exit costs	999	—	999

Total restructuring charges	6,082	$(1,351)	$4,731

Other related charges	2,331

Total restructuring and other related charges	$8,413

          As of June 30, 2006, the Company had paid approximately $1.4 million of severance and other employee-related costs. The remaining liabilities at June 30, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits”.

          2005 Program

          In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives are related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations have resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies were also identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives are expected to result in the closure of 31 Omnicare facilities, of which 28 are pharmacy operations. It is also expected to lead to a net reduction in force of approximately 900 positions. Of this reduction in force, approximately 96% are in pharmacy operations and the remaining reductions are at the corporate headquarters or the Company’s contract research operations.

Approximately 760 of these positions have been eliminated as of June 30, 2006. Restructuring activities in the contract research organization segment relate primarily to facility lease obligations.

          In connection with this program, these particular consolidation and productivity initiatives are expected to be completed within 12 months of commencement of the 2005 Program. The Company expects to generate in excess of $40 million in pretax savings from pharmacy closures and other consolidation and productivity initiatives implemented in connection with these activities. These initiatives are currently estimated to require total restructuring and other related charges of approximately $31 million before taxes, which relate to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. The Company recorded restructuring and other related charges of approximately $19 million pretax (approximately $12 million aftertax, or approximately $0.11 per diluted share) during the year ended December 31, 2005. Additionally, the Company recorded restructuring and other related charges of approximately $3 million and $11 million pretax (approximately $2 million and $7 million aftertax, or approximately $0.02 and $0.06 per diluted share) during the three and six months ended June 30, 2006, respectively.

          The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. The other related charges consist of professional fees associated with certain productivity initiatives. Details of the 2005 Program restructuring and other related charges follow (pretax, in thousands):

	Balance at December 31, 2005	2006 Provision/ Accrual	Utilized during 2006	Balance at June 30, 2006

Restructuring charges:
Employee severance	$2,809	$1,930	$(2,224)	$2,515
Employment agreement buy-outs	734	1,459	(1,485)	708
Lease terminations	9,833	2,861	(3,054)	9,640
Other assets, fees and facility exit costs	1,335	2,409	(1,822)	1,922

Total restructuring charges	$14,711	8,659	$(8,585)	$14,785

Other related charges		2,530

Total restructuring and other related charges		$11,189

          As of June 30, 2006, the Company had paid approximately $6.2 million of severance and other employee-related costs. The remaining liabilities at June 30, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments) and will be settled as these matters are finalized.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents at June 30, 2006 were $339.0 million compared with $218.1 million at December 31, 2005 (including restricted cash amounts of $11.8 million and $2.7 million, respectively).

          The Company generated positive net cash flows from operating activities of $128.1 million during the six months ended June 30, 2006, compared with net cash flows from operating activities of $81.8 million during the six months ended June 30, 2005. Compared to the same prior-year period, cash flow from operating activities was impacted by an increase in accounts receivable primarily due to increased revenue and administrative and payment issues associated with the implementation of the new Medicare Part D drug benefit. This unfavorable impact was partially offset by the return of a $38.3 million deposit from one of the Company’s drug wholesalers. Operating cash flows, as well as proceeds from the issuance of common stock, were used primarily for acquisition-related payments, capital expenditures, dividend payments and to increase the Company’s cash position as compared with December 31, 2005.

          Net cash used in investing activities was $74.9 million and $91.6 million for the six months ended June 30, 2006 and 2005, respectively. Acquisitions of businesses required cash payments of $51.1 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) in 2006, which were primarily funded by proceeds from the issuance of common stock and operating cash flows. Acquisitions of businesses during the first six months of 2005 required $77.8 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions), which were primarily funded by long-term debt borrowings and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

          Net cash provided by financing activities was $57.6 million for the six months ended June 30, 2006 as compared to $30.6 million for the comparable prior-year period. In January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock at $59.72 per share, for gross cash proceeds of approximately $51 million. Borrowings of long-term debt totaled approximately $41 million during the six months ended June 30, 2005 and, as previously stated, were primarily used for payments relating to the acquisition of businesses. The Company also paid $12.3 million on the term A loan during the six months ended June 30, 2005.

          At June 30, 2006, there were no outstanding borrowings under the $800 million revolving credit facility, and $700 million in borrowings were outstanding under the senior term A loan facility due 2010. As of June 30, 2006, the Company had approximately $23.5 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

          In addition, at December 31, 2005, the contingent threshold of the Old Trust PIERS and the New Trust PIERS had been attained. Accordingly, the Old 4.00% Debentures and the New 4.00% Debentures were convertible as of December 31, 2005, to cash and Omnicare common stock, and were classified as current versus long-term debt on the December 31, 2005 consolidated balance sheet. As of June 30, 2006, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the June 30, 2006 consolidated balance sheet. See further discussion at the “Disclosures About Contractual Obligations and Off-Balance Sheet Arrangements” section of this MD&A.

          On May 16, 2006, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2006, which is consistent with the dividends paid in 2005. Aggregate dividends of $5.5 million and $4.7 million were paid during the six month periods ended June 30, 2006 and 2005, respectively.

          There were no known material commitments and contingencies outstanding at June 30, 2006, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions that may become payable, and the matters discussed in the “Commitments and Contingencies” and “Subsequent Events” notes of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Although the Company has no current plans to refinance its indebtedness, issue additional indebtedness, or issue additional equity, the Company believes that external sources of financing are readily available and will access them as deemed appropriate (although no assurances can be given regarding the Company’s ability to obtain additional financing in the future).

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

          Aggregate Contractual Obligations:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$3,075,568	$—	$—	$744,843	$2,330,725
Capital lease obligations(a)	19,553	8,126	8,498	2,442	487
Operating lease obligations	172,417	42,695	61,922	34,031	33,769
Purchase obligations(b)	131,742	127,742	4,000	—	—
Other current obligations(c)	395,078	395,078	—	—	—
Other long-term obligations(d)	287,383	—	110,245	46,495	130,643

Subtotal	4,081,741	573,641	184,665	827,811	2,495,624
Future interest relating to debt and capital lease obligations(e)	2,039,241	158,039	308,488	265,316	1,307,398

Total contractual cash obligations	$6,120,982	$731,680	$493,153	$1,093,127	$3,803,022

(a)	The noted obligation amounts represent the principal portion of the associated debt obligations.

(b)	Purchase obligations primarily consist of open inventory purchase orders, as well as obligations for other goods and services, at period end.

(c)	Other current obligations primarily consist of accounts payable at period end.

(d)

Other long-term obligations are largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities and the obligation associated with the interest rate Swap Agreement discussed below.

(e)

Represents estimated future interest costs based on the stated fixed interest rate of the debt or the variable interest rate in effect at period end for variable interest rate debt. The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures. To the extent that any debt would be paid off by Omnicare prior to the stated due date, the estimated future interest costs would change accordingly.

          As of June 30, 2006, the Company had approximately $23.5 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

2005 Refinancing

          During the latter half of 2005, the Company entered into a new $3.4 billion Credit Agreement (“Credit Agreement”) consisting of a $1.9 billion 364-day loan facility, with original maturity dates spanning from July 26, 2005 through August 17, 2005 (the “364-Day Loans”), a five year $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and a five year $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans was payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. The 364-Day Loans were repaid in full with proceeds from a major refinancing completed in late 2005, as further described below. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75%, or (ii) at an Alternate Base Rate. The interest rate on the Revolving Loans and the Term Loans was 5.95% at June 30, 2006. The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

          The Company primarily used the net proceeds from the Credit Agreement to repay amounts outstanding, as of July 28, 2005, under the Company’s old term A loan of $123.1 million and old revolving credit facility of $181 million, and for the acquisitions of NeighborCare, excelleRx and RxCrossroads. As of June 30, 2006, there was no amount drawn under the Revolving Loans and $700 million outstanding under the Term Loans due 2010. As of June 30, 2006, the Company had approximately $23.5 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

          In connection with the execution of the new Credit Agreement, the Company has deferred debt issuance costs of $11.7 million, of which, approximately $0.7 million and $1.3 million was amortized in the three and six months ended June 30, 2006, respectively.

          On December 15, 2005, the Company completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013 (the “6.75% Senior Notes”), and its offering of $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015 (the “6.875% Senior Notes”). In connection with the issuance of the 6.75% Senior Notes and the 6.875% Senior Notes, the Company has deferred $15.0 million of debt issuance costs, of which approximately $0.4 million and $0.8 was amortized in the three and six months ended June 30, 2006, respectively.

          On December 15, 2005, Omnicare also completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (the “3.25% Convertible Debentures”), including the exercise in full by the underwriters of their option to purchase additional debentures. The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter and in certain other circumstances. The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances. The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures. Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision. The embedded derivatives are valued periodically by a third-party advisor, and at June 30, 2006, the values of the derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred $26.4 million of debt issuance costs, of which approximately $0.7 million and $1.3 million was amortized in the three and six months ended June 30, 2006, respectively.

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

          On December 5, 2005, Omnicare commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $375 million outstanding principal amount of its 8.125% senior subordinated notes due 2011 (the “8.125% Senior Notes”), originally issued, at par value, in 2001. In connection with the Tender Offer, the Company solicited consents to effect certain proposed amendments to the indenture governing the 8.125% Senior Notes. On December 16, 2005 (the “Consent Payment Deadline”), tenders and consents had been received with respect to $366.2 million aggregate principal amount of the 8.125% Senior Notes (approximately 98% of the total outstanding principal amount). The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered prior to December 16, 2005 was $1,048.91, which included a $20 consent payment. Subsequent to the Consent Payment Deadline and December 31, 2005, and prior to the Tender Offer expiration of midnight, New York City time, on January 3, 2006, an additional $0.6 million aggregate principal amount was validly tendered. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered subsequent to the Consent Payment Deadline and prior to expiration was $1,028.91, which did not include a $20 consent payment. As of June 30, 2006, approximately $8.2 million of the 8.125% Senior Notes remained outstanding.

          The Company had additional borrowings of long-term debt during the six months ended June 30, 2005 approximating $41 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate, listed at 5.30% per annum as of June 30, 2006.

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

Original 4.00% Junior Subordinated Convertible Debentures

          In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures (the “Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Company common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity) and in certain other circumstances. The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are valued periodically by a third-party advisor, and at June 30, 2006, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offering discussed in further detail at the “Series B 4.00% Junior Subordinated Convertible Debentures” caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

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

          At December 31, 2005, the aforementioned contingent threshold of the Old Trust PIERS and the New Trust PIERS had been attained. Accordingly, the Old 4.00% Debentures and the New 4.00% Debentures were convertible as of December 31, 2005, to cash and Omnicare common stock, and were classified as current versus long-term debt on the December 31, 2005 consolidated balance sheet. As of June 30, 2006, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the June 30, 2006 consolidated balance sheet.

          In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.1 million in debt issuance costs, of which approximately $0.1 and $0.2 million was amortized in the three and six months ended June 30, 2006 and 2005, respectively. As previously disclosed, the six months ended June 30, 2005 included a special charge to operating expenses totaling $1.2 million pretax in connection with professional fees and expenses incurred relating to the issuance of the New Trust PIERS.

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

          The Company currently uses the Black-Scholes options pricing model to determine the fair value of stock options on the grant date, which is affected by Omnicare’s stock price as well as assumptions regarding a number of complex and subjective variables, as further discussed below. These variables include Omnicare’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, the risk-free interest rate and the stock’s dividend yield. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding and is estimated based on historical stock option exercise experience. The expected volatility is based on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options. The risk-free interest rate used in the option valuation model is based on United States Treasury Strip (“stripped coupon interest”) issues with remaining terms similar to the expected term of the stock options. The expected dividend yield is based on the current Omnicare stock yield. The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods as necessary to reflect any changes in actual forfeiture experience. Omnicare uses historical data to estimate pre-vesting stock option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period. Considering the importance of each of the above assumptions in the calculation of fair value, the Company re-evaluates the estimate of these assumptions on a quarterly basis. While the Company believes its stock option fair value calculations are materially accurate, a one percentage point change in any of the individual aforementioned assumptions, holding all other assumptions constant, would not have a material impact on the fair value calculated by the Company.

          Allowance for Doubtful Accounts

          Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance and financial condition.

Omnicare’s primary collection risk generally relates to facility and private pay customers. The Company provides a reserve for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Omnicare establishes this allowance for doubtful accounts using the specific identification approach and considering such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. Management reviews this allowance on an ongoing basis for appropriateness. Judgment is used to assess the collectibility of account balances and the economic ability of customers to pay.

          The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable”; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO was approximately 79 days at June 30, 2006, which was higher than the December 31, 2005 DSO of approximately 72 days largely due to the shift in payor mix from Medicaid to Medicare Part D. The allowance for doubtful accounts as of June 30, 2006 was $172.6 million compared with $169.4 million at December 31, 2005. These allowances represent 10.8% and 11.8% of gross receivables (net of contractual allowances) as of June 30, 2006 and December 31, 2005, respectively. Although no significant changes are expected, unforeseen changes to future allowance for doubtful accounts percentages could materially impact the overall financial results and/or financial position of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of contractual allowances) as of June 30, 2006 would result in an increase to the allowance for doubtful accounts, as well as bad debt expense, of approximately $15.9 million pretax.

          The following table is an aging of the Company’s June 30, 2006 and December 31, 2005 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2006

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B, Medicare Part D and Third-Party payors	$564,304	$13,722	$578,026
Facility payors	548,543	194,771	743,314
Private Pay payors	166,883	88,206	255,089
CRO	15,411	848	16,259

Total gross accounts receivable (net of contractual allowance adjustments)	$1,295,141	$297,547	$1,592,688

	December 31, 2005

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B and Third-Party payors	$409,383	$37,883	$447,266
Facility payors	549,186	170,752	719,938
Private Pay payors	171,907	71,740	243,647
CRO	18,816	357	19,173

Total gross accounts receivable (net of contractual allowance adjustments)	$1,149,292	$280,732	$1,430,024

          Legal Contingencies

          The status of certain legal proceedings has been updated at the “Commitments and Contingencies” and “Subsequent Events” notes of the Notes to Consolidated Financial Statements, and the Part II, Item 1 “Legal Proceedings” section of this Filing.

DILUTED EARNINGS PER SHARE

          In October 2004, the Financial Accounting Standards Board (“FASB”) ratified EITF No. 04-8, which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price threshold has been attained. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. As further discussed in the “Debt” note of the Notes to Consolidated Financial Statements, the Company completed the exchange offer relating to the 4.00% junior subordinated convertible debentures on March 8, 2005. Accordingly, the effect of EITF No. 04-8 on the Company’s 2005 earnings results was to decrease diluted earnings per share by $0.02 for the six months ended June 30, 2005 (primarily relating to the period from January 1, 2005 through the exchange offering completion date of March 8, 2005). For purposes of the “if-converted” calculation, 3.3 million shares were assumed to be converted for the six months ended June 30, 2005. Additionally, interest expense net of taxes, of $1.8 million for the six months ended June 30, 2005, was added back to net income for purposes of calculating diluted earnings per share using this method. There was no impact relating to this change on reported diluted earnings per share for the three months ended June 30, 2005 or the three and six months ended June 30, 2006. See further discussion of the trust PIERS exchange offering in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section of this MD&A.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2004, the FASB issued SFAS 123R which the Company adopted effective January 1, 2006. This statement requires the Company to record compensation costs relating to equity-based payments in its financial statements. Under the fair value recognition provisions of SFAS 123R, equity-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective application” method of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006. In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock incentive plans under the recognition and measurement provisions of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Operating income for the three and six months ended June 30, 2006 includes additional equity-based compensation expense for stock options and stock awards of approximately $2.2 million and $5.1 million pretax ($1.4 million and $3.2 million aftertax, or $.01 and $.03 per diluted share), respectively, related to the adoption of SFAS 123R. As of June 30, 2006, there was approximately $88 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees. That cost is expected to be recognized over a weighted-average period of approximately 5.0 years. Omnicare currently expects the dilutive impact of this new standard on its financial results for the full year 2006 to reduce diluted earnings per share by approximately $0.05, based on the six months ended June 30, 2006 actual experience and outstanding stock options and restricted stock awards at June 30, 2006. To the extent that any new stock options or stock awards are granted subsequent to June 30, 2006, the estimated dilutive impact to Omnicare’s 2006 diluted earnings per share and thereafter would change accordingly.

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

          In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting of uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The intent of this guidance is primarily to prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this statement but does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

          In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare, pharmaceutical and contract research industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D plan sponsors; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill; market conditions; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at June 30, 2006 include $700 million outstanding under the variable-rate term A loan at an interest rate of 5.95% at June 30, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $7.0 million per year); $44.8 million borrowed on a variable-rate term loan at an interest rate of 5.30% at June 30, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.4 million per year); $8.2 million outstanding under its fixed-rate 8.125% Senior Notes, due 2011; $250 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 7.86% at June 30, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $28 million at June 30, 2006 is recorded as a noncurrent liability and a reduction to the book carrying value of the related 6.125% Senior Notes. At June 30, 2006, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.

          The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	June 30, 2006		December 31, 2005

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

8.125% senior subordinated notes, due 2011	$8,225	$8,400	$8,775	$9,200
6.125% senior subordinated notes, due 2013	250,000	231,900	250,000	245,600
6.75% senior subordinated notes, due 2013	225,000	214,300	225,000	230,900
6.875% senior subordinated notes, due 2015	525,000	507,300	525,000	538,100
4.00% junior subordinated convertible debentures, due 2033	345,000	435,400	345,000	512,800
3.25% convertible senior debentures, due 2035	977,500	896,900	977,500	972,000

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

ITEM 4. CONTROLS AND PROCEDURES

          (a) Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is recorded, processed, accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Omnicare is an acquisitive company that continuously acquires and integrates new businesses. Throughout and following an acquisition, Omnicare focuses on analyzing the acquiree’s procedures and controls to determine their effectiveness and, where appropriate, implements changes to conform them to the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and concluded that they are effective.

          (b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. On July 10, 2006, the defendants moved to transfer the case to the Northern District of Illinois or in the alternative to dismiss the Company’s antitrust claims because, among other grounds, defendants’ assert that the Company lacks standing to pursue antitrust claims and that defendants were legally unable to conspire during the pendency of defendants’ merger. The Company’s opposition to the motion is due to be filed with the court on August 11, 2006.

          The Company has received administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, seeking information arising out of the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. The Company believes that it has complied with all applicable laws and regulations with respect to these matters.

          As disclosed in the Company’s 2005 Annual Report on Form 10-K, the federal government and certain states are investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company is cooperating fully in these matters. The Company has recorded a special litigation charge of $19.3 million and $53.4 million pretax ($18.6 million and $42.6 million aftertax) in its financial results for the three and six months ended June 30, 2006, respectively, to establish a settlement reserve relating to the aforementioned inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on discussions between these government representatives, the Company and its legal counsel. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.”

          On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning an investigation that it was conducting relating to certain billing issues under the Michigan Medicaid program. The Company has since responded to various requests for documents and is cooperating fully in this matter. The Company has recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for the three and six months ended June 30, 2006 to establish a reserve relating to this matter based on discussions between the Attorney General’s Office, the Company and its legal counsel. See further discussion at the “Subsequent Events” caption below.

          On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court For the Eastern District of Kentucky purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints, which purport to be brought on behalf of all Omnicare shareholders, allege that Omnicare has artificially inflated its earnings by engaging in improper generic drug substitution and that the defendants have made false and misleading statements regarding the Company’s business and prospects. The complaints seek, among other things, compensatory damages and injunctive relief. On March 7, 2006, the parties to both actions filed stipulations agreeing that the cases should be consolidated and proposing a scheduling order for the conduct of the actions upon consolidation. Those scheduling orders were entered on March 10, 2006. On April 3, 2006, Plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding new factual allegations and a third officer as a defendant, but adding no new claims. The new allegations primarily relate to revenue recognition, the valuation of receivables and the valuation of inventories. The Company and the three officers will file a response to the amended complaint in accordance with the court’s scheduling order.

          On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. On April 7, 2006, the defendants moved to stay all proceedings in both actions pending resolution of the earlier-filed federal class actions and virtually identical derivative action (see discussion of the Irwin matter below) pending in the Eastern District of Kentucky. On May 4, 2006, the defendants moved to consolidate the Isak and Fragnoli actions. The motion to stay was argued to the court on July 27, 2006, and the parties are awaiting a decision on the motion.

          On March 23, 2006, a shareholder derivative action entitled Irwin v. Gemunder, et al., 2:06cv62, was filed in the United States District Court For the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief. On May 26, 2006, the Company’s board of directors moved to dismiss the complaint for failure to make a pre-suit demand, among other grounds. On the day plaintiff’s opposition to the motion to dismiss was due, plaintiff filed an amended complaint. The amended complaint added no new causes of action, but did add a third officer as a defendant. The Company’s board of directors intends to file a motion to dismiss the amended complaint.

          The Company believes the above-described purported class and derivative actions are without merit and intends to vigorously defend the actions.

          Although the Company cannot predict the ultimate outcome of the matters described in the preceding paragraphs, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows or, in the case of the investigations regarding certain drug substitutions and certain billing issues under the Michigan Medicaid program, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges recorded by the Company.

          As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject, including reviews of individual Omnicare pharmacy’s reimbursement documentation and administrative practices.

Subsequent Event
          On August 9, 2006, the Company announced that it has recorded a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax), in its financial results for the three and six months ended June 30, 2006. The special litigation charge related to the establishment of a reserve relating to an inquiry being conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program, based on recent discussions between the Attorney General’s Office, the Company and its legal counsel. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter. See further discussion at the “Subsequent Events” and “Commitments and Contingencies” notes of the Notes to Consolidated Financial Statements.

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

          Historically, approximately one-half of our pharmacy services billings were directly reimbursed by government sponsored programs (including Medicaid and, to a lesser extent, Medicare). Beginning January 1, 2006, the new prescription drug benefit under Medicare Part D became effective. As a result, we experienced a shift in payor mix during the quarter ended June 30, 2006 such that payments under Part D currently represent about 40% of our overall revenues. In particular, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including the nursing home residents we serve whose drug costs were previously covered by state Medicaid programs, now have their outpatient prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.) Under the new Part D benefit, payment is determined in accordance with the agreements we have negotiated with the Part D Plans. The remainder of our billings are paid or reimbursed by individual residents, long-term care facilities and other third party payors, including private insurers. A portion of these revenues also are indirectly dependent on government programs.

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

          In recent years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers. The Balanced Budget Act of 1997, or BBA, sought to achieve a balanced federal budget by, among other things, changing the reimbursement policies applicable to various healthcare providers. In an important change for the SNF industry, the BBA provided for the introduction in 1998 of the prospective payment system, or PPS, for Medicare-eligible residents of SNFs. Under PPS, Medicare pays SNFs a fixed fee per patient, per day, based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS initially resulted in a significant reduction of reimbursement to SNFs. Subsequent legislation in 1999 and 2000 sought to restore some of the reductions in reimbursement resulting from PPS. We believe this legislation improved the financial condition of SNFs and provided incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill. This legislation included a temporary rate increase for certain high-acuity patients, including medically-complex patients with generally higher pharmacy costs, beginning April 1, 2000 through September 30, 2005 when the Centers for Medicare & Medicaid Services, or CMS, implemented a refined resource utilization group, or RUG, patient classification system that is intended to better account for medically-complex patients. The final SNF PPS rule for fiscal year 2006 added nine patient classification categories to the PPS patient classification system, and increased the nursing case-mix weight for all of the RUG categories, resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 27, 2006, CMS posted the proposed SNF PPS rates for fiscal year 2007. Under the proposal, SNFs would receive the full 3.1 percent market basket increase effective October 1, 2006, increasing payments to SNFs by approximately $560 million. While the fiscal year 2007 proposed SNF PPS rates would not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payment rates could, in the future, have an adverse effect on the financial condition of our SNF clients which could, in turn, adversely affect the timing or level of their payments to us. In that regard, on February 8, 2006, the President signed into law the Deficit Reduction Act, or DRA, which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. Further, on February 6, 2006, the Bush Administration released its fiscal year 2007 budget proposal, which would reduce Medicare spending by $2.5 billion in fiscal year 2007 and $35.9 billion over 5 years. The budget would, among other things, freeze payments to SNFs in fiscal year 2007 (which now appears to have been rejected), and limit the payment update to market basket minus 0.4 percent in fiscal year 2008 and 2009. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45 percent of total Medicare financing. To date, congressional resolutions have not included these reimbursement cuts, and these proposals would require legislation to be implemented. Nonetheless, Congress may consider these and other proposals in the future that would further restrict Medicare funding for SNFs. See “MD&A”.

          In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Prior to enrollment in Part D, Medicare beneficiaries have been able to receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and has provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ended May 15, 2006.

          Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents Omnicare serves, whose drug costs were previously covered by state Medicaid programs. (In 2005, approximately 46% of Omnicare’s revenue was derived from beneficiaries covered under state Medicaid programs.)

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

          Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until these administrative and payment issues have been resolved, we will not be able to determine the impact of the new Part D drug benefit on our results of operations, financial condition and cash flows.

          The MMA does not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered in a Part A stay. We continue to receive reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements we have negotiated with each SNF. We also continue to receive reimbursement from the state Medicaid programs, albeit to a greatly reduced extent, for those Medicaid beneficiaries not eligible for the Part D program, including those under age 65, and for certain drugs specifically excluded from Medicare Part D.

          CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that while such rebates could create significant fraud and abuse concerns, they are not prohibited. For 2007, CMS will require Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS appears to have withdrawn a proposed requirement that would have required that certain rebates provided to long-term care pharmacies be treated as having been provided to the Part D plans and netted against Plans’ costs for purposes of certain Part D subsidy calculations. CMS will specify in further guidelines the specific information that CMS will require from Plan sponsors concerning the procedures and performance of this aspect of the sponsors’ drug utilization management program.

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

          In addition, the President’s proposed fiscal year 2007 budget includes a series of proposals impacting Medicaid and the State Children’s Health Insurance Program (“SCHIP”), including administrative changes to the financing structure of Medicaid that would save more than $12 billion over five years. These proposed changes include further reductions in Medicaid drug reimbursement, reforms to Medicaid drug rebate requirements, allowing states to use managed drug formularies, and reforms to Medicaid provider taxes. While we have endeavored to adjust to these types of funding pressures in the past, there can be no assurance that these or future changes in Medicaid payments to nursing facilities, pharmacies, or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on our business.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended June 30, 2006 is as follows (in thousands, except per share data):

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or pproximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs

	Total Number of Shares Purchased (a)	Average Price Paid per Share

Period

April 1 - 30, 2006	—	—	—	—
May 1 - 31, 2006	7	$52.51	—	—
June 1 - 30, 2006	1	$45.38	—	—

Total	8	$52.07	—	—

(a) During the second quarter of 2006, the Company purchased 8 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Omnicare held its Annual Meeting of Stockholders on May 16, 2006.

(b)	The names of each director elected at this Annual Meeting, as well as the corresponding number of shares voted for, and withheld from, each nominee follows:

	Votes For	Votes Withheld

Edward L. Hutton	110,400,163	2,268,558
Joel F. Gemunder	109,682,716	2,986,005
John T. Crotty	107,394,461	5,274,260
Charles H. Erhart, Jr.	105,903,681	6,765,040
Sandra E. Laney	102,306,154	10,362,367
Andrea R. Lindell, DNSc, RN	104,958,061	7,710,660
John H. Timoney	112,249,395	419,326
Amy Wallman	112,259,348	409,373

(c)

The Stockholders approved the Company’s Annual Incentive Plan for Senior Executive Officers. A total of 108,650,786 votes were cast in favor of the proposal; 3,038,507 votes were cast against it; 979,428 votes abstained; and there were no Broker non-votes.

(d)

The Stockholders ratified the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants for the Company and its consolidated subsidiaries for the 2006 year. A total of 110,987,665 votes were cast in favor of the proposal; 1,657,704 votes were cast against it; 23,352 votes abstained; and there were no Broker non-votes.

ITEM 6. EXHIBITS

          See Index of Exhibits.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.

Registrant

Date: August 9, 2006	By:	/s/ David W. Froesel, Jr.

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