Form 10-Q
period 2006-09-30
OMNICARE INC
filed 2006-11-09
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
or
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

Yes ☐ No ☐

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

COMMON STOCK OUTSTANDING

	Number of Shares	Date

Common Stock, $1 par value	121,427,571	September 30, 2006

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands, except per share data)

	Three months ended, September 30,		Nine months ended, September 30,

	2006	2005	2006	2005

Net sales (Note 10)	$1,593,866	$1,454,977	$4,893,574	$3,674,520
Cost of sales (“COS”)	1,193,234	1,093,904	3,676,136	2,769,279
Heartland matters - COS (Note 10)	22,769	—	22,769	—

Gross profit	377,863	361,073	1,194,669	905,241

Selling, general and administrative expenses (“S,G&A”)	236,099	212,970	723,192	527,724
Restructuring and other related charges (Note 9)	5,119	8,950	24,721	8,950
Heartland matters - S,G&A (Note 10)	2,216	—	2,216	—
Litigation charges (Note 10)	9,886	—	108,468	—

Operating income	124,543	139,153	336,072	368,567

Investment income	3,407	1,212	8,255	3,456
Interest expense	(43,368)	(46,857)	(128,849)	(87,215)

Income before income taxes	84,582	93,508	215,478	284,808

Income tax provision	32,352	35,009	101,638	106,582

Net income	$52,230	$58,499	$113,840	$178,226

Earnings per share:
Basic	$0.44	$0.57	$0.96	$1.74

Diluted (Note 3)	$0.43	$0.54	$0.93	$1.67

Dividends per common share	$0.0225	$0.0225	$0.0675	$0.0675

Weighted average number of common shares outstanding:
Basic	118,667	103,292	118,376	102,481

Diluted (Note 3)	122,114	108,038	122,904	107,593

Comprehensive income	$53,839	$57,671	$113,315	$175,899

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands, except share data)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$279,293	$215,421
Restricted cash	13,292	2,674
Deposits with drug wholesalers	1,372	83,036
Accounts receivable, less allowances of $179,087 (2005-$169,390)	1,468,415	1,260,634
Unbilled receivables	20,634	17,195
Inventories	449,499	473,942
Deferred income tax benefits	140,251	107,967
Other current assets	191,952	200,026

Total current assets	2,564,708	2,360,895

Properties and equipment, at cost less accumulated depreciation of $275,299 (2005-$252,489)	214,648	231,734
Goodwill	4,238,697	4,029,482
Identifiable intangible assets, less accumulated amortization of $71,529 (2005-$45,153)	327,148	339,474
Other noncurrent assets	221,211	195,820

Total noncurrent assets	5,001,704	4,796,510

Total assets	$7,566,412	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333,844	$397,471
Accrued employee compensation	48,444	56,063
Deferred revenue	23,132	24,857
Current debt (Note 6)	6,882	355,943
Accrued litigation (Note 10)	110,287	—
Other current liabilities and income taxes payable	280,839	166,170

Total current liabilities	803,428	1,000,504

Long-term debt	654,008	752,901
8.125% senior subordinated notes, due 2011	8,225	8,775
6.125% senior subordinated notes, net, due 2013	229,222	230,216
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033 (Note 6)	345,000	—
3.25% convertible senior debentures, due 2035	977,500	977,500
Deferred income tax liabilities	391,108	249,034
Other noncurrent liabilities	277,789	246,429

Total noncurrent liabilities	3,632,852	3,214,855

Total liabilities	4,436,280	4,215,359

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 124,231,300 shares issued (2005-122,619,100 shares issued)	124,231	122,619
Paid-in capital	1,873,992	1,861,483
Retained earnings	1,233,557	1,127,915
Treasury stock, at cost-2,803,700 shares (2005-2,737,100 shares)	(86,474)	(78,418)
Deferred compensation (Note 2)	—	(76,904)
Accumulated other comprehensive income	(15,174)	(14,649)

Total stockholders’ equity	3,130,132	2,942,046

Total liabilities and stockholders’ equity	$7,566,412	$7,157,405

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands)

	Nine months ended, September 30,

	2006	2005

Cash flows from operating activities:
Net income	$113,840	$178,226
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	42,820	29,482
Amortization	47,656	22,583
Provision for doubtful accounts	54,499	40,352
Deferred tax provision	21,377	27,574
Write-off debt issuance costs	—	1,914
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(275,742)	(134,356)
Inventories	23,989	(30,959)
Deposits with drug wholesalers	81,664	—
Current and noncurrent assets	2,858	(15,819)
Accounts payable	(74,434)	34,285
Accrued employee compensation	11,128	7,854
Deferred revenue	(1,725)	(146)
Income taxes payable	32,849	34,395
Current and noncurrent liabilities	131,968	(20,041)

Net cash flows from operating activities	212,747	175,344

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(71,446)	(2,566,335)
Capital expenditures	(22,900)	(14,672)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(10,836)	(5,898)
Other	93	39

Net cash flows from investing activities	(105,089)	(2,586,866)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	3,543,000
Payments on line of credit facilities and term A loan	(233,000)	(1,068,385)
Proceeds from long-term borrowings and obligations	63	41,546
Payments on long-term borrowings and obligations	(4,764)	(612)
Fees paid for financing arrangements	(3,413)	(14,179)
Change in cash overdraft balance	12,982	8,054
Proceeds from stock offering, net of issuance costs	49,239	—
(Payments) for and proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,661)	30,339
Excess tax benefits from stock-based compensation	11,678	—
Dividends paid	(8,198)	(7,135)

Net cash flows from financing activities	(45,074)	2,532,628

Effect of exchange rate changes on cash	1,288	(1,237)

Net increase in cash and cash equivalents	63,872	119,869
Cash and cash equivalents at beginning of period	215,421	84,169

Cash and cash equivalents at end of period	$279,293	$204,038

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

1. Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

          The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Debt,” “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2005 and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

Stock-Based Compensation

          Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to the adoption of SFAS 123R, the Company accounted for stock incentive plans under the recognition and measurement principles of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income.

          SFAS 123R requires the Company to record compensation costs relating to share-based payment transactions in its financial statements. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective method” of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion)

and were outstanding as of January 1, 2006. Estimated compensation for awards that were outstanding as of January 1, 2006 is being recognized over the remaining service period using the compensation cost estimate included in the SFAS 123 pro forma disclosures at the time the awards were issued. In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS 123R.

          Operating income for the three and nine months ended September 30, 2006, includes additional share-based compensation expense for stock options and stock awards of approximately $1.0 million and $6.1 million before taxes, respectively, related to the adoption of SFAS 123R. See the “Stock-Based Employee Compensation” note for further information regarding the stock-based compensation assumptions and expenses, including pro forma disclosures for the comparable prior-year period as if the Company had recorded stock-based compensation expense under SFAS 123.

Concentration of Credit Risk

          The new prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, Omnicare experienced a significant shift in payor mix during the nine months ended September 30, 2006. The payor mix for the 2006 third quarter was approximately 42% Part D, 11% Medicaid, 42% private pay, third-party and facility, and 5% other sources. The Company estimates that approximately 38% and 39% of its Part D revenues during the three and nine months ended September 30, 2006, respectively, relate to patients enrolled in Part D prescription drug plans sponsored by United Health Group and its affiliates (“United”). Prior to the implementation of the new Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

          As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding receivables for copays and rejected claims of approximately $23 million and $29 million, respectively, at September 30, 2006. Until these administrative and payment issues have been resolved, the Company will not be able to determine the ultimate impact of the new Part D Drug Benefit on the Company’s results of operations, financial condition and cash flows.

Income Taxes

          The Company’s effective income tax rate for the nine months ended September 30, 2006 was significantly higher than the comparable prior-year periods due, in large part, to the nondeductibility of certain litigation charges recognized in the current year periods.

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

          In October 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FAS 158 is effective for the Company as of December 31, 2006. The Company currently uses December 31 as its measurement date. The Company is currently in the process of gathering information, including the finalization of the actuarial assumptions to be utilized in its December 31, 2006 pension obligation calculations, to evaluate the full impact of this statement. However, if the Company had adopted SFAS 158 as of December 31, 2005, the impact would have been an increase in the minimum pension liability and corresponding charge to other comprehensive income of approximately $15 million.

2. Stock-Based Employee Compensation

SFAS 123R Adoption

          At September 30, 2006, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described more fully below.

Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R as further described in the “Interim Financial Data, Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

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

          Under these plans, stock options vest and become exercisable at varying points in time, ranging up to four years in length, and have terms that generally span ten years from the grant date. Stock option awards are generally granted with an exercise price equal to the fair market value of Company stock upon grant. Omnicare’s policy is to issue new shares upon stock option exercise. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

Employee Stock Purchase Plan

          In November 1999, the Company’s Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the “ESPP”). Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company’s common stock. For each share of stock purchased, the participant also receives two options to purchase additional shares of the Company’s stock. The stock options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares purchased are not held by the participant for a minimum of two years. The stock options have a ten-year life from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company’s stock on the open market or for shares issued by Omnicare. Prior to May 18, 2004, stock options awarded under the ESPP were issued out of the 1992 Long-Term Stock Incentive Plan and the 1998 Long-Term Employee Incentive Plan. Beginning May 18, 2004, stock options under the ESPP are only issued out of the 2004 Stock and Incentive Plan.

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

          The assumptions used to value stock options granted during the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Expected volatility	29%	34%	29%	34%
Risk-free interest rate	4.4%	4.1%	4.4%	4.1%
Expected dividend yield	0.2%	0.2%	0.2%	0.2%
Expected term of stock options (in years)	4.7	5.0	4.7	5.0
Weighted-average fair value of stock options granted	$15.04	$17.52	$17.09	$15.26

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

          Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for the three and nine months ended September 30, 2006 is as follows (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Stock awards	$5,312	$15,268

Stock options	442	3,770

Total stock-based compensation expense	$5,754	$19,038

          The following table illustrates the effect on net income and earnings per share, for the three and nine months ended September 30, 2005, as if the Company had accounted for share-

based payment transactions under the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123” (“SFAS 148”) (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income, as reported	$58,499	$178,226
Add: Stock-based employee compensation expense (stock awards) included in reported net income, net of related tax effects	1,603	4,605
Deduct: Total stock-based employee compensation expense (stock options and awards) determined under the fair value based method, net of related tax effects	(3,373)	(17,316)

Pro forma net income	$56,729	$165,515

Earnings per common share:
Basic - as reported	$0.57	$1.74

Basic - pro forma	$0.55	$1.62

Diluted - as reported	$0.54	$1.67

Diluted - pro forma	$0.53	$1.56

          Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on the Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than an operating cash flow, totaling approximately $11.7 million for the nine months ended September 30, 2006. This requirement serves to reduce net operating cash flows and increase net financing cash flows in the period of adoption and thereafter. Total cash flows remain unchanged from what would have been reported under prior accounting rules.

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

          As of September 30, 2006, there was approximately $83 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately 4.9 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 related to stock awards and stock options was approximately $0.3 million and $19.9 million, respectively.

General Stock Option Information

          A summary of stock option activity under the plans for the nine months ended September 30, 2006 is presented below (in thousands, except exercise price data):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding, beginning of period	7,309	$29.84
Options granted	71	51.61
Options exercised	(425)	24.80
Options forfeited	(51)	37.67

Options outstanding, end of period	6,904	$30.32	$101,498

Options exercisable, end of period	5,209	$24.24	$98,393

          The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $13.2 million.

          The following summarizes information about stock options outstanding and exercisable as of September 30, 2006 (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$7.72-$15.45	1,285	2.8	$15.30	1,285	2.8	$15.30
15.46- 23.17	1,120	4.6	18.79	1,101	4.6	18.74
23.18- 30.90	2,218	6.4	27.42	2,106	6.4	27.42
30.91- 38.61	430	2.6	36.46	379	1.9	36.67
38.62- 61.79	1,851	8.5	49.78	338	7.4	42.42

$7.72-$61.79	6,904	5.8	$30.32	5,209	4.9	$24.24

General Restricted Stock Award Information

          A summary of nonvested restricted stock awards for the nine months ended September 30, 2006 is presented below (in thousands, except fair value data):

Restricted Stock Awards	Non-vested Shares	Weighted Average Grant Date Fair Value

Beginning of period	2,967	$29.80
Awarded	329	56.88
Vested	(570)	21.47
Forfeited	(19)	34.24

End of period	2,707	$34.81

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

          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	For the three months ended September 30,

2006:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$52,230	118,667	$0.44

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	1,088
Stock options, warrants and awards	—	2,359

Diluted EPS
Net income plus assumed conversions	$52,302	122,114	$0.43

2005:

Basic EPS
Net income	$58,499	103,292	$0.57

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	1,819
Stock options, warrants and awards	—	2,927

Diluted EPS
Net income plus assumed conversions	$58,571	108,038	$0.54

	For the nine months ended September 30,

2006:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$113,840	118,376	$0.96

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	217	1,827
Stock options, warrants and awards	—	2,701

Diluted EPS
Net income plus assumed conversions	$114,057	122,904	$0.93

2005:

Basic EPS
Net income	$178,226	102,481	$1.74

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	1,886	2,767
Stock options, warrants and awards	—	2,345

Diluted EPS
Net income plus assumed conversions	$180,112	107,593	$1.67

          During the three and nine months ended September 30, 2006 and 2005, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarter ended September 30, 2006 totaled 1.7 million, and for the nine months ended September 30, 2006 and 2005 totaled 1.6 million and 1.4 million, respectively. All stock options were dilutive for the quarter ended September 30, 2005.

          In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price threshold has been met. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. As further discussed in the “Debt” note of the Notes to Consolidated Financial Statements, the Company completed the exchange offer relating to the 4.00% junior subordinated convertible debentures on March 8, 2005. Accordingly, the effect of Omnicare’s fourth quarter 2004 adoption of EITF No. 04-8 was to decrease diluted earnings per share $0.02 for the nine months ended September 30, 2005 (primarily relating to the period from January 1, 2005 through the exchange offering completion date of March 8, 2005). For purposes of the “if-converted” calculation, 2.8 million shares were assumed to be converted for the nine months ended September 30, 2005. Additionally, interest expense net of taxes, of $1.9 million for the nine months ended September 30, 2005, was added back to net income for purposes of calculating diluted earnings per share using this method. There was no impact relating to this change on reported diluted earnings per share for the three months ended September 30, 2005, or the three and nine months ended September 30, 2006. See further discussion of the 4.00% junior subordinated convertible debentures exchange offering in the “Debt” note.

4. Acquisitions

          Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses, as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time to time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies, medical supply companies, hospice pharmacy companies and companies providing distribution and patient assistance services for specialty pharmaceuticals, which complement the Company’s core business. During the first nine months of 2006, Omnicare completed certain acquisitions of businesses and other assets in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required cash payments of $71.4 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) in the nine months ended September 30, 2006. The impact of acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company has engaged an independent valuation firm to assist with identification and valuation of other identifiable assets in connection with the purchase price allocation for certain acquisitions. The Company also continues to evaluate the tax effects and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions, and accordingly, the goodwill balance is preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

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

          Unaudited pro forma combined results of operations of the Company and NeighborCare for the three and nine months ended September 30, 2005 are presented below. Such pro forma presentation has been prepared assuming that the NeighborCare acquisition had been made as of January 1, 2005.

          The unaudited pro forma combined financial information of the Company and NeighborCare for the three and nine months ended September 30, 2005 follows (in thousands, except per share data):

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005

Pro forma net sales	$1,574,615	$4,602,169
Pro forma net income	52,859	159,672
Pro forma earnings per share:
Basic	$0.51	$1.56

Diluted	$0.49	$1.50

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

5. Goodwill and Other Intangible Assets

          Changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of December 31, 2005	$3,952,472	$77,010	$4,029,482
Goodwill acquired in the nine months ended September 30, 2006	10,093	—	10,093
Other	186,039	13,083	199,122

Balance as of September 30, 2006	$4,148,604	$90,093	$4,238,697

          The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate primarily to the Contract Research Organization (“CRO”) Services segment, as well as the Company’s Canadian pharmacy operations that are included in the Pharmacy Services segment. During the nine months ended September 30, 2006, the Company recorded an increase in goodwill and a corresponding increase in deferred tax liabilities in the amount of approximately $135 million related to book and tax basis differences in the stock of subsidiaries acquired in the acquisition of NeighborCare, as required under SFAS No. 109, “Accounting for Income Taxes”.

          The Company recently completed its annual goodwill impairment assessment and determined that goodwill was not impaired.

          The decrease in the net carrying amount of the Company’s other identifiable intangible assets of approximately $12 million from December 31, 2005 primarily relates to amortization expense recorded during the period partially offset by increases due primarily to customer relationship assets and non-compete agreements recorded as part of the purchase price allocation for certain acquisitions.

6. Debt

Current and Long-Term Debt

          At September 30, 2006, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and $600 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $100 million of the Term Loans during the quarter ended September 30, 2006. The interest rate on the Term Loans was 6.08% at September 30, 2006. As of September 30, 2006, the Company had approximately $23.3 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. Further, during October 2006, the Company purchased all of the remaining $8.2 million of 8.125% senior subordinated notes due 2011.

          During the quarter ended September 30, 2005, the Company entered into a new $3.4 billion Credit Agreement (“Credit Agreement”) consisting of a $1.9 billion 364-day loan facility, maturing between July 27, 2006 and August 17, 2006 (the “364-Day Loans”), an $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and a $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. The 364-Day Loans were repaid in full with proceeds from a major refinancing completed in late 2005 and terminated, which has been disclosed in the “Debt” note in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2005. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The Credit Agreement requires the Company to meet certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

          The Company primarily used the net proceeds from the Credit Agreement to repay amounts outstanding under the Company’s old term A loan of $123.1 million and old revolving credit facility of $181 million, and for the acquisitions of NeighborCare, excelleRx, Inc. and RxCrossroads LLC (see additional discussion at the “Acquisitions” note).

          In connection with the execution of the Credit Agreement, the Company has deferred debt issuance costs of $11.7 million, which consisted of $2.7 million deferred from the old term A loan and the revolving credit facility and $9.0 million of new debt issuance costs. Interest expense during the three and nine months ended September 30, 2005 included a pretax charge of approximately $7.5 million ($4.7 million aftertax) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the new term A loan and revolving credit facility, and debt costs related to the new 364-day loan facility. The Company amortized approximately $0.7 million and $1.9 million of the $11.7 million deferred debt issuance costs in the three and nine months ended September 30, 2006, respectively, and $0.4 million during the three and nine months ended September 30, 2005.

          The Company’s debt instruments, including related terms and financial covenants, have been disclosed in the “Debt” note in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the Credit Agreement, the Company had additional borrowings of long-term debt during the nine months ended September 30, 2005 approximating $42.0 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate of 5.75% per annum at September 30, 2006.

          At September 30, 2006, the overall weighted average interest rate on the Company’s variable interest portion of its long-term debt, excluding the interest rate swap agreement, was

6.06%. The estimated floating interest rate on the interest rate swap agreement was 7.64% at September 30, 2006.

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

Original 4.00% Junior Subordinated Convertible Debentures

          In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of original 4.00% junior subordinated convertible debentures (“Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Omnicare common stock for a predetermined period (twenty trading days out of thirty trading days prior to quarter-end), beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price (or $53.07) or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity) and in certain other circumstances. The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at period end, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

Series B 4.00% Junior Subordinated Convertible Debentures

          On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing approximately 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of the New Trust PIERS, plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (“New 4.00% Debentures”) issued by the Company with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust. Subsequent to the completion of the exchange offering and at period end, the Company has $ 333,766,950 of New 4.00% Debentures outstanding.

          The terms of the New Trust PIERS are substantially identical to the terms of the Old Trust PIERS, except that the New Trust PIERS are convertible into cash and, if applicable, shares of Company common stock, whereas the outstanding Old Trust PIERS are convertible only into Company common stock (except for cash in lieu of fractional shares).

          At December 31, 2005, the aforementioned contingent threshold of the Old Trust PIERS and the New Trust PIERS had been attained. Accordingly, the Old 4.00% Debentures and the New 4.00% Debentures were convertible as of December 31, 2005, to cash and Omnicare common stock, and were classified as current versus long-term debt on the December 31, 2005 consolidated balance sheet. As of September 30, 2006, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the September 30, 2006 consolidated balance sheet.

          In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.1 million in debt issuance costs, of which approximately $0.1 million and $0.3 million was amortized to expense in the three and nine months ended September 30, 2006 and 2005, respectively. The nine months ended September 30, 2005 included a special charge to operating expenses totaling $1.2 million pretax relating to professional fees and expenses incurred in connection with the issuance of the New Trust PIERS.

7. Public Offering of Common Stock

          During January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock, $1 par value, at $59.72 per share. Gross cash proceeds, before underwriting discount, commission and expenses, were approximately $51 million.

8. Employee Benefit Plans

          The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.8 million and $5.3 million for the three and nine months ended September 30, 2006, respectively, and $1.5 million and $4.2 million for the three and nine months ended September 30, 2005, respectively.

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

          The Company’s policy is to fund its retirement and pension obligations consistent with the funding provisions of the Employee Retirement Income Security Act (“ERISA”).

          The following table presents the components of pension cost for each of the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Service cost	$467	$404	$1,383	$1,177
Interest cost	977	797	2,929	2,393
Amortization of deferred amounts (primarily prior actuarial losses)	1,091	817	3,272	2,450
Return on assets	(44)	(59)	(132)	(176)

Net periodic pension cost	$2,491	$1,959	$7,452	$5,844

          During the three and nine months ended September 30, 2006, the Company made payments of $4.6 million and $9.6 million, respectively, related to funding plan assets for the settlement of the Company’s pension obligations, resulting in aggregate assets for the settlement of the Company’s pension obligations with a fair value of approximately $75 million at period end (included in the “Other noncurrent assets” section of the Consolidated Balance Sheets). The Company anticipates payments of approximately $4.5 million during the remainder of the 2006 year. The aftertax accumulated unrealized depreciation in fair value of investments included in accumulated other comprehensive income at September 30, 2006 totaled $1.1 million, representing an increase of $0.4 million from December 31, 2005.

          In addition, the Company has a supplemental pension plan (“SPP”) in which certain of its officers participate. Retirement benefits under the SPP are calculated on the basis of a specified percentage of the officers’ covered compensation, years of credited service and a vesting schedule, as specified in the plan document. Expense relating to the SPP was approximately $0.3 million and $0.7 million pretax for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2005, respectively. Obligations of the SPP of approximately $5.5 million were fully funded in rabbi trusts at September 30, 2006.

9. Restructuring and Other Related Charges

          Omnicare Full Potential Program

          In the second quarter of 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The “Omnicare Full Potential” Plan is expected to optimize resources across the entire organization by implementing best practices and a “hub-and-spoke” model whereby certain key support and production functions will be transferred to regional “hubs” specifically designed and managed to perform these tasks, with local “spoke” pharmacies focusing on time-sensitive services and customer-facing processes.

          This program is expected to be completed over a 30-month period and is estimated to result in total pretax restructuring and other related charges of approximately $80 million. The charges include severance pay, lease costs, professional fees and other related costs. Approximately $18 million of this restructuring charge is associated with the initial phase of the program and will be taken in 2006. The Company recorded restructuring and other related charges of approximately $4.2 million and $12.6 million pretax (approximately $2.6 million and $7.9 million aftertax) during the three and nine months ended September 30, 2006, respectively, with the remaining portion of the initial phase to be taken over the balance of the 2006 year. The remainder of the overall restructuring charge will be recognized and disclosed over the fiscal years 2007 and 2008 as various phases of the project are finalized and implemented. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations.

          The restructuring charges primarily include severance pay, certain professional fees and other related costs. The other related charges are primarily comprised of professional fees. Details of the “Omnicare Full Potential” Plan restructuring and other related charges follow (pretax, in thousands):

	2006 Provision/ Accrual	Utilized during 2006	Balance at September 30, 2006

Restructuring charges:
Employee severance	$5,686	$(2,261)	$3,425
Lease terminations	257	(17)	240
Other assets, fees and facility exit costs	2,021	—	2,021

Total restructuring charges	7,964	$(2,278)	$5,686

Other related charges	4,661

Total restructuring and other related charges	$12,625

          As of September 30, 2006, the Company had paid approximately $2.3 million of severance and other employee-related costs. The remaining liabilities at September 30, 2006 represent amounts not yet paid relating to actions taken in connection with the program

(primarily severance payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits”.

          2005 Program

          In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives were related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies were also identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives resulted in the closure of 29 Omnicare facilities, of which 26 were pharmacy operations. There is a net reduction in force of approximately 900 positions relating to the 2005 Program. Of this reduction in force, approximately 96% were in the pharmacy operations and the remaining reductions were at the corporate headquarters or the Company’s contract research operations. Substantially all of these positions have been eliminated as of September 30, 2006. Restructuring activities in the contract research organization segment related primarily to facility lease obligations. In addition, S,G&A expenses for the nine months ended September 30, 2006 included a $6.1 million charge associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

          In connection with this program, these particular consolidation and productivity initiatives were substantially completed as of September 30, 2006. These initiatives required total restructuring and other related charges of approximately $31 million before taxes, which related to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. The Company recorded restructuring and other related charges of approximately $19 million pretax (approximately $12 million aftertax) during the year ended December 31, 2005. Additionally, the Company recorded restructuring and other related charges of approximately $1 million and $12 million pretax (approximately $0.6 million and $7.7 million aftertax) during the three and nine months ended September 30, 2006, respectively.

          The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. The other related charges consisted of professional fees associated with certain productivity initiatives. Details of the 2005 Program restructuring and other related charges follow (pretax, in thousands):

	Balance at December 31, 2005	2006 Provision/ Accrual	Utilized during 2006	Balance at September 30, 2006

Restructuring charges:
Employee severance	$2,809	$2,027	$(2,905)	$1,931
Employment agreement buy-outs	734	1,459	(1,778)	415
Lease terminations	9,833	3,077	(4,302)	8,608
Other assets, fees and facility exit costs	1,335	3,003	(2,627)	1,711

Total restructuring charges	$14,711	9,566	$(11,612)	$12,665

Other related charges		2,530

Total restructuring and other related charges		$12,096

          As of September 30, 2006, the Company had paid approximately $7.2 million of severance and other employee-related costs. The remaining liabilities at September 30, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments) and will be settled as these matters are finalized.

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

          In addition, the federal government and certain states are investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company is cooperating fully in these matters. The Company has recorded a special litigation charge of $0.4 million and $53.8 million pretax ($0.2 million and $42.8 million aftertax) in its financial results for the three and nine months ended September 30, 2006, respectively, to establish a settlement reserve relating to the aforementioned inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on discussions between these government representatives, the Company and its legal counsel. The Company anticipates making payments of approximately $51 million in the fourth quarter of 2006 related to these matters. There can be no assurance, however, that the settlement will be finalized or any settlement amounts will be paid in the Company’s fourth quarter. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS 5.

          On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning an investigation that it has been conducting relating to certain billing issues under the Michigan Medicaid program. On October 5, 2006, the Company announced that it has entered into a voluntary Settlement Agreement with the State of Michigan to resolve certain billing issues under the Michigan Medicaid program. The Company also announced that it has reached an agreement in principle with the State of Michigan with respect to certain hospice claims. The Company cooperated fully with the State’s investigation. The Settlement Agreement does not include any finding of wrongdoing or any admission of liability. The Company has recorded a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively, ($46.7 million aftertax) in its financial results for the nine months ended September 30, 2006 based on the terms of the settlement agreements. The Company paid $42 million related to the Michigan settlement in October 2006.

          On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints, which purport to be brought on behalf of purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, allege that Omnicare has artificially inflated its earnings by engaging in improper generic drug substitution and that the defendants have made false and misleading statements regarding the Company’s business and prospects. The complaints seek, among other things, compensatory damages and injunctive relief. On April 3, 2006, Plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations relating primarily to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint. The proposed second amended complaint, which purports to be brought on behalf of all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, seeks to add two members of the Company’s Board of Directors as defendants and a new claim (asserted by a new proposed plaintiff) for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering. In addition, the proposed second amended complaint would, among other things, add allegations that the Company failed to timely disclose its contractual dispute with United (see discussion of the United matter at the “Legal Proceedings” section at Part II, Item 1 of this Filing) and failed to timely record certain special litigation reserves. Defendants’ response to plaintiffs’ motion for leave to amend is due on or before November 20, 2006.

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

          On March 23, 2006, a shareholder derivative action entitled Irwin v. Gemunder, et al., 2:06cv62, was filed in the United States District Court for the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief. On May 26, 2006, the Company’s board of directors moved to dismiss the complaint for failure to make a pre-suit demand, among other grounds. On July 27, 2006, the date plaintiff’s opposition to the motion to dismiss was due, plaintiff filed an amended complaint, adding the same new factual allegations as were added to the HOD Carriers complaint and a third officer as a defendant. On August 3, 2006, plaintiff was ordered by the court to respond to the directors’ May 26, 2006 motion to dismiss by August 14, 2006. Plaintiff complied with this order and the motion has been fully briefed as of September 7, 2006. A hearing on this motion has been scheduled for November 16, 2006.

          On September 18, 2006, a second shareholder derivative action entitled Geldzahler v. Gemunder, et al., was filed in United States District Court for the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and for violation of Section 14(a) of the Securities Exchange Act of 1934 arising out of the Company’s alleged violations of federal and state health care laws based primarily upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief. On October 25, 2006, the defendants moved to stay the action pending resolution of the substantially similar derivative action (see discussion of the Irwin matter above) that is also pending before the court.

          The Company believes the above-described purported class and derivative actions are without merit and will be vigorously defended.

          The three and nine months ended September 30, 2006 included a $9.5 million and $11.0 million pretax charge ($5.9 million and $6.8 million aftertax), respectively, for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions and the Company’s publicly disclosed lawsuit against United.

          During the 2006 third quarter, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility has been closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company has decided to relocate the repackaging operations to a new, nearby facility. The Company continues to work to address and resolve all issues and restore this repackaging operation to full capacity; however, the Company cannot currently predict when the new facility will be opened. In order to replace the capacity of the temporarily closed Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, Omnicare has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and as a result, the three and nine months ended September 30, 2006 included special charges of $25.0 million pretax ($22.8 million and $2.2 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($15.4 million aftertax) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax and $6.1 million pretax for the incremental costs associated with the quality control, product recall and fire damage issues at Heartland. The Company maintains product recall, property and casualty and business interruption insurance and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of September 30, 2006, no receivables for insurance recoveries have been recorded by the Company.

          Although the Company cannot predict the ultimate outcome of the matters described in the preceding paragraphs, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows or, in the case of the investigations regarding certain drug substitutions and certain billing issues under the Michigan Medicaid program and the matters relating to the Heartland facility, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges recorded by the Company.

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

11. Segment Information

          Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States of America (“USA”), the District of Columbia and in Canada at September 30, 2006. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at September 30, 2006, including the USA.

          The table below presents information about the reportable segments as of and for the three and nine months ended September 30, 2006 and 2005 and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended September 30,

2006:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$1,553,515	$40,351	$—	$1,593,866
Depreciation and amortization expense	(28,070)	(493)	(776)	(29,339)
Heartland matters	(24,985)	—	—	(24,985)
Restructuring and other related charges	(4,336)	—	(783)	(5,119)
Litigation charges	(9,886)	—	—	(9,886)
Operating income (expense)	140,894	1,371	(17,722)	124,543
Total assets	6,939,259	164,531	462,622	7,566,412
Capital expenditures	(7,541)	(236)	(558)	(8,335)

2005:

Net sales	$1,410,653	$44,324	$—	$1,454,977
Depreciation and amortization expense	(21,734)	(511)	(678)	(22,923)
Restructuring and other related charges	(4,439)	(3,736)	(775)	(8,950)
Operating income (expense)	153,803	27	(14,677)	139,153
Total assets	6,479,350	155,292	388,232	7,022,874
Capital expenditures	(6,211)	(296)	(227)	(6,734)

	Nine months ended September 30,

2006:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$4,768,671	$124,903	$—	$4,893,574
Depreciation and amortization expense	(86,712)	(1,473)	(2,291)	(90,476)
Heartland matters	(24,985)	—	—	(24,985)
Restructuring and other related charges	(19,214)	(1,302)	(4,205)	(24,721)
Litigation charges	(108,468)	—	—	(108,468)
Operating income (expense)	398,625	3,835	(66,388)	336,072
Total assets	6,939,259	164,531	462,622	7,566,412
Capital expenditures	(21,229)	(412)	(1,259)	(22,900)

2005:

Net sales	$3,533,955	$140,565	$—	$3,674,520
Depreciation and amortization expense	(48,567)	(1,495)	(2,003)	(52,065)
Restructuring and other related charges	(4,439)	(3,736)	(775)	(8,950)
Operating income (expense)	405,375	6,296	(43,104)	368,567
Total assets	6,479,350	155,292	388,232	7,022,874
Capital expenditures	(12,803)	(720)	(1,149)	(14,672)

          In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company included in its reported CRO segment net sales amount, reimbursable out-of-pockets totaling $5.5 million and $17.8 million for the three and nine months ended September 30, 2006, respectively, and $6.5 million and $22.3 million for the three and nine months ended September 30, 2005, respectively.

12.	Guarantor Subsidiaries

          The Company’s 8.125% senior subordinated notes due 2011, the 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2006 and December 31, 2005 for the balance sheets, the three and nine months ended September 30, 2006 and 2005 for the statements of income, and the statements of cash flows for the nine months ended September 30, 2006 and 2005. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional meaningful information that would be useful in evaluating the sufficiency of the Guarantor Subsidiaries and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income

(in thousands)	Three months ended September 30,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales (Note 10)	$—	$1,536,041	$57,825	$—	$1,593,866
Cost of sales (“COS”)	—	1,150,357	42,877	—	1,193,234
Heartland matters - COS	—	22,769	—	—	22,769

Gross profit	—	362,915	14,948	—	377,863
Selling, general and administrative expenses	2,285	223,791	10,023	—	236,099
Restructuring and other related charges (Note 9)	—	5,119	—	—	5,119
Litigation charges (Note 10)	—	2,216	—	—	2,216
Heartland matters (Note 10)	—	9,886	—	—	9,886

Operating income (loss)	(2,285)	121,903	4,925	—	124,543
Investment income	2,542	865	—	—	3,407
Interest expense	(42,490)	(177)	(701)	—	(43,368)

Income (loss) before income taxes	(42,233)	122,591	4,224	—	84,582
Income tax (benefit) expense	(16,154)	46,890	1,616	—	32,352
Equity in net income of subsidiaries	78,309	—	—	(78,309)	—

Net income (loss)	$52,230	$75,701	$2,608	$(78,309)	$52,230

2005:

Net sales	$—	$1,383,638	$71,339	$—	$1,454,977
Cost of sales	—	1,041,326	52,578	—	1,093,904

Gross profit	—	342,312	18,761	—	361,073
Selling, general and administrative expenses	422	202,721	9,827	—	212,970
Restructuring and other related charges	775	7,603	572	—	8,950

Operating income (loss)	(1,197)	131,988	8,362	—	139,153
Investment income	295	917	—	—	1,212
Interest expense	(45,497)	(892)	(468)	—	(46,857)

Income (loss) before income taxes	(46,399)	132,013	7,894	—	93,508
Income tax (benefit) expense	(17,372)	49,425	2,956	—	35,009
Equity in net income of subsidiaries	87,526	—	—	(87,526)	—

Net income (loss)	$58,499	$82,588	$4,938	$(87,526)	$58,499

12.	Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Continued

(in thousands)	Nine months ended September 30,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales (Note 10)	$—	$4,652,525	$241,049	$—	$4,893,574
Cost of sales (“COS”)	—	3,493,339	182,797	—	3,676,136
Heartland matters - COS	—	22,769	—	—	22,769

Gross profit	—	1,136,417	58,252	—	1,194,669
Selling, general and administrative expenses	6,544	680,527	36,121	—	723,192
Restructuring and other related charges (Note 9)	—	24,721	—	—	24,721
Litigation charges (Note 10)	—	2,216	—	—	2,216
Heartland matters (Note 10)	—	108,468	—	—	108,468

Operating income (loss)	(6,544)	320,485	22,131	—	336,072
Investment income	5,553	2,702	—	—	8,255
Interest expense	(125,600)	(1,331)	(1,918)	—	(128,849)

Income (loss) before income taxes	(126,591)	321,856	20,213	—	215,478
Income tax (benefit) expense	(47,105)	141,261	7,482	—	101,638
Equity in net income of subsidiaries	193,326	—	—	(193,326)	—

Net income (loss)	$113,840	$180,595	$12,731	$(193,326)	$113,840

2005:

Net sales	$—	$3,513,681	$160,839	$—	$3,674,520
Cost of sales	—	2,651,815	117,464	—	2,769,279

Gross profit	—	861,866	43,375	—	905,241
Selling, general and administrative expenses	2,638	502,890	22,196	—	527,724
Restructuring and other related charges	775	7,603	572	—	8,950

Operating income (loss)	(3,413)	351,373	20,607	—	368,567
Investment income	867	2,589	—	—	3,456
Interest expense	(84,672)	(1,250)	(1,293)	—	(87,215)

Income (loss) before income taxes	(87,218)	352,712	19,314	—	284,808
Income tax (benefit) expense	(32,646)	132,001	7,227	—	106,582
Equity in net income of subsidiaries	232,798	—	—	(232,798)	—

Net income (loss)	$178,226	$220,711	$12,087	$(232,798)	$178,226

12.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(in thousands)

As of September 30, 2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$225,935	$26,315	$27,043	$—	$279,293
Restricted cash	—	13,292	—	—	13,292
Deposits with drug wholesalers	—	1,372	—	—	1,372
Accounts receivable, net (including intercompany)	—	1,429,530	42,986	(4,101)	1,468,415
Unbilled receivables	—	20,634	—	—	20,634
Inventories	—	435,528	13,971	—	449,499
Deferred income tax benefits (liabilities), net-current	13,924	125,926	401	—	140,251
Other current assets	2,165	186,376	3,411	—	191,952

Total current assets	242,024	2,238,973	87,812	(4,101)	2,564,708

Properties and equipment, net	—	200,840	13,808	—	214,648
Goodwill	—	4,141,967	96,730	—	4,238,697
Identifiable intangible assets, net	—	321,723	5,425	—	327,148
Other noncurrent assets	61,762	158,986	463	—	221,211
Investment in subsidiaries	5,856,813	—	—	(5,856,813)	—

Total assets	$6,160,599	$7,062,489	$204,238	$(5,860,914)	$7,566,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Notes 6 and 10	$53,215	$741,489	$12,825	$(4,101)	$803,428
Long-term debt	600,000	5,708	48,300	—	654,008
8.125% senior subordinated notes, due 2011	8,225	—	—	—	8,225
6.125% senior subordinated notes, net, due 2013	229,222	—	—	—	229,222
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	—	—	—	345,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	46,525	337,918	6,665	—	391,108
Other noncurrent liabilities	20,780	255,741	1,268	—	277,789
Stockholders’ equity	3,130,132	5,721,633	135,180	(5,856,813)	3,130,132

Total liabilities and stockholders’ equity	$6,160,599	$7,062,489	$204,238	$(5,860,914)	$7,566,412

As of December 31, 2005:

ASSETS
Cash and cash equivalents	$143,227	$38,999	$33,195	$—	$215,421
Restricted cash	—	2,674	—	—	2,674
Deposits with drug wholesalers	—	83,036	—	—	83,036
Accounts receivable, net (including intercompany)	—	1,244,234	43,332	(26,932)	1,260,634
Unbilled receivables	—	17,195	—	—	17,195
Inventories	—	457,072	16,870	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	108,016	320	—	107,967
Other current assets	1,469	196,152	2,405	—	200,026

Total current assets	144,327	2,147,378	96,122	(26,932)	2,360,895

Properties and equipment, net	—	215,625	16,109	—	231,734
Goodwill	—	3,932,201	97,281	—	4,029,482
Identifiable intangible assets, net	—	339,474	—	—	339,474
Other noncurrent assets	68,616	126,775	429	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Note 6	$377,269	$602,516	$47,651	$(26,932)	$1,000,504
Long-term debt	700,000	6,837	46,064	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	283,701	(6,028)	—	249,034
Other noncurrent liabilities	19,784	225,796	849	—	246,429
Stockholders’ equity	2,942,046	5,642,603	121,405	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

12.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)	Nine months ended September 30,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$54,059	$440	$54,499
Other	(129,099)	297,327	(9.980)	158,248

Net cash flows from operating activities	(129,099)	351,386	(9,540)	212,747

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(70,849)	(597)	(71,446)
Capital expenditures	—	(22,803)	(97)	(22,900)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(10,836)	—	(10,836)
Other	—	93	—	93

Net cash flows from investing activities	—	(104,395)	(694)	(105,089)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(233,000)	—	—	(233,000)
Proceeds from long-term borrowings and obligations	63	—	—	63
Payments on long-term borrowings and obligations	(4,764)	—	—	(4,764)
Fees paid for financing arrangements	(3,413)	—	—	(3,413)
Change in cash overdraft balance	1,280	11,702	—	12,982
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
(Payments) for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,661)	—	—	(2,661)
Excess tax benefits from stock-based compensation	11,678	—	—	11,678
Dividends paid	(8,198)	—	—	(8,198)
Other	268,583	(271,377)	2,794	—

Net cash flows from financing activities	211,807	(259,675)	2,794	(45,074)

Effect of exchange rate changes on cash	—	—	1,288	1,288

Net increase (decrease) in cash and cash equivalents	82,708	(12,684)	(6,152)	63,872
Cash and cash equivalents at beginning of year	143,227	38,999	33,195	215,421

Cash and cash equivalents at end of year	$225,935	$26,315	$27,043	$279,293

12.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	Nine months ended September 30,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$39,556	$796	$40,352
Other	1,319	151,325	(17,652)	134,992

Net cash flows from operating activities	1,319	190,881	(16,856)	175,344

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(2,562,605)	(3,730)	(2,566,335)
Capital expenditures	—	(13,838)	(834)	(14,672)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(5,898)	—	(5,898)
Other	—	39	—	39

Net cash flows from investing activities	—	(2,582,302)	(4,564)	(2,586,866)

Cash flows from financing activities:
Borrowings on line of credit facilities	3,543,000	—	—	3,543,000
Payments on line of credit facilities and term A loan	(1,068,385)	—	—	(1,068,385)
Proceeds from long-term borrowings and obligations	153	—	41,393	41,546
Payments on long-term borrowings and obligations	(612)	—	—	(612)
Fees paid for financing arrangements	(14,179)	—	—	(14,179)
Change in cash overdraft balance	(7,131)	15,185	—	8,054
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	30,339	—	—	30,339
Dividends paid	(7,135)	—	—	(7,135)
Other	(2,373,873)	2,373,873	—	—

Net cash flows from financing activities	102,177	2,389,058	41,393	2,532,628

Effect of exchange rate changes on cash	—	—	(1,237)	(1,237)

Net increase (decrease) in cash and cash equivalents	103,496	(2,363)	18,736	119,869
Cash and cash equivalents at beginning of period	46,569	32,453	5,147	84,169

Cash and cash equivalents at end of period	$150,065	$30,090	$23,883	$204,038

12.	Guarantor Subsidiaries (Continued)

          The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of September 30, 2006 and December 31, 2005 for the balance sheets, the three and nine months ended September 30, 2006 and 2005 for the statements of income, and the statements of cash flows for each of the nine months ended September 30, 2006 and 2005. Separate complete financial statements of the respective Guarantor Subsidiary would not provide additional meaningful information that would be useful in assessing the sufficiency of the Guarantor Subsidiary and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No eliminations column is presented for the condensed consolidating statements of cash flows since there were no significant eliminating amounts during the periods presented.

Summary Consolidating Statements of Income

(in thousands)	Three months ended September 30,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales (Note 10)	$—	$—	$1,593,866	$—	$1,593,866
Cost of sales (“COS”)	—	—	1,193,234	—	1,193,234
Heartland matters - COS	—	—	22,769	—	22,769

Gross profit	—	—	377,863	—	377,863
Selling, general and administrative expenses	2,285	237	233,577	—	236,099
Restructuring and other related charges (Note 9)	—	—	5,119	—	5,119
Litigation charges (Note 10)	—	—	2,216	—	2,216
Heartland matters (Note 10)	—	—	9,886	—	9,886

Operating income (loss)	(2,285)	(237)	127,065	—	124,543
Investment income	2,542	—	865	—	3,407
Interest expense	(42,490)	—	(878)	—	(43,368)

Income (loss) before income taxes	(42,233)	(237)	127,052	—	84,582
Income tax (benefit) expense	(16,154)	(91)	48,597	—	32,352
Equity in net income of subsidiaries	78,309	—	—	(78,309)	—

Net income (loss)	$52,230	$(146)	$78,455	$(78,309)	$52,230

2005:

Net sales	$—	$—	$1,454,977	$—	$1,454,977
Cost of sales	—	—	1,093,904	—	1,093,904

Gross profit	—	—	361,073	—	361,073
Selling, general and administrative expenses	422	235	212,313	—	212,970
Restructuring and other related charges	775	—	8,175	—	8,950

Operating income (loss)	(1,197)	(235)	140,585	—	139,153
Investment income	295	—	917	—	1,212
Interest expense	(45,497)	—	(1,360)	—	(46,857)

Income (loss) before income taxes	(46,399)	(235)	140,142	—	93,508
Income tax (benefit) expense	(17,372)	(88)	52,469	—	35,009
Equity in net income of subsidiaries	87,526	—	—	(87,526)	—

Net income (loss)	$58,499	$(147)	$87,673	$(87,526)	$58,499

12.	Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Continued

(in thousands)	Nine months ended September 30,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales (Note 10)	$—	$—	$4,893,574	$—	$4,893,574
Cost of sales (“COS”)	—	—	3,676,136	—	3,676,136
Heartland matters - COS	—	—	22,769	—	22,769

Gross profit	—	—	1,194,669	—	1,194,669
Selling, general and administrative expenses	6,544	763	715,885	—	723,192
Restructuring and other related charges (Note 9)	—	—	24,721	—	24,721
Litigation charges (Note 10)	—	—	2,216	—	2,216
Heartland matters (Note 10)	—	—	108,468	—	108,468

Operating income (loss)	(6,544)	(763)	343,379	—	336,072
Investment income	5,553	—	2,702	—	8,255
Interest expense	(125,600)	—	(3,249)	—	(128,849)

Income (loss) before income taxes	(126,591)	(763)	342,832	—	215,478
Income tax (benefit) expense	(47,105)	(284)	149,027	—	101,638
Equity in net income of subsidiaries	193,326	—	—	(193,326)	—

Net income (loss)	$113,840	$(479)	$193,805	$(193,326)	$113,840

2005:

Net sales	$—	$—	$3,674,520	$—	$3,674,520
Cost of sales	—	—	2,769,279	—	2,769,279

Gross profit	—	—	905,241	—	905,241
Selling, general and administrative expenses	2,638	682	524,404	—	527,724
Restructuring and other related charges	775	—	8,175	—	8,950

Operating income (loss)	(3,413)	(682)	372,662	—	368,567
Investment income	867	—	2,589	—	3,456
Interest expense	(84,672)	—	(2,543)	—	(87,215)

Income (loss) before income taxes	(87,218)	(682)	372,708	—	284,808
Income tax (benefit) expense	(32,646)	(255)	139,483	—	106,582
Equity in net income of subsidiaries	232,798	—	—	(232,798)	—

Net income (loss)	$178,226	$(427)	$233,225	$(232,798)	$178,226

12. Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(in thousands)
As of September 30, 2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$225,935	$—	$53,358	$—	$279,293
Restricted cash	—	—	13,292	—	13,292
Deposits with drug wholesalers	—	—	1,372	—	1,372
Accounts receivable, net (including intercompany)	—	—	1,468,445	(30)	1,468,415
Unbilled receivables	—	—	20,634	—	20,634
Inventories	—	—	449,499	—	449,499
Deferred income tax benefits (liabilities), net-current	13,924	—	126,327	—	140,251
Other current assets	2,165	—	189,787	—	191,952

Total current assets	242,024	—	2,322,714	(30)	2,564,708

Properties and equipment, net	—	33	214,615	—	214,648
Goodwill	—	—	4,238,697	—	4,238,697
Identifiable intangible assets, net	—	—	327,148	—	327,148
Other noncurrent assets	61,762	19	159,430	—	221,211
Investment in subsidiaries	5,856,813	—	—	(5,856,813)	—

Total assets	$6,160,599	$52	$7,262,604	$(5,856,843)	$7,566,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Notes 6 and 10	$53,215	$32	$750,211	$(30)	$803,428
Long-term debt	600,000	—	54,008	—	654,008
8.125% senior subordinated notes, due 2011	8,225	—	—	—	8,225
6.125% senior subordinated notes, net, due 2013	229,222	—	—	—	229,222
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	—	—	—	345,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	46,525	—	344,583	—	391,108
Other noncurrent liabilities	20,780	—	257,009	—	277,789
Stockholders’ equity	3,130,132	20	5,856,793	(5,856,813)	3,130,132

Total liabilities and stockholders’ equity	$6,160,599	$52	$7,262,604	$(5,856,843)	$7,566,412

As of December 31, 2005:

ASSETS
Cash and cash equivalents	$143,227	$—	$72,194	$—	$215,421
Restricted cash	—	—	2,674	—	2,674
Deposits with drug wholesalers	—	—	83,036	—	83,036
Accounts receivable, net (including intercompany)	—	169	1,260,634	(169)	1,260,634
Unbilled receivables	—	—	17,195	—	17,195
Inventories	—	—	473,942	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	—	108,336	—	107,967
Other current assets	1,469	—	198,557	—	200,026

Total current assets	144,327	169	2,216,568	(169)	2,360,895

Properties and equipment, net	—	38	231,696	—	231,734
Goodwill	—	—	4,029,482	—	4,029,482
Identifiable intangible assets, net	—	—	339,474	—	339,474
Other noncurrent assets	68,616	19	127,185	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany) - Note 6	$377,269	$—	$623,404	$(169)	$1,000,504
Long-term debt	700,000	—	52,901	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	—	277,673	—	249,034
Other noncurrent liabilities	19,784	—	226,645	—	246,429
Stockholders’ equity	2,942,046	226	5,763,782	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

12. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)	Nine months ended September 30,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$54,499	$54,499
Other	(129,099)	—	287,347	158,248

Net cash flows from operating activities	(129,099)	—	341,846	212,747

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(71,446)	(71,446)
Capital expenditures	—	—	(22,900)	(22,900)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(10,836)	(10,836)
Other	—	—	93	93

Net cash flows from investing activities	—	—	(105,089)	(105,089)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(233,000)	—	—	(233,000)
Proceeds from long-term borrowings and obligations	63			63
Payments on long-term borrowings and obligations	(4,764)	—	—	(4,764)
Fees paid for financing arrangements	(3,413)	—	—	(3,413)
Change in cash overdraft balance	1,280	—	11,702	12,982
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
(Payments) for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,661)	—	—	(2,661)
Excess tax benefits from stock-based compensation	11,678	—	—	11,678
Dividends paid	(8,198)	—	—	(8,198)
Other	268,583	—	(268,583)	—

Net cash flows from financing activities	211,807	—	(256,881)	(45,074)

Effect of exchange rate changes on cash	—	—	1,288	1,288

Net increase in cash and cash equivalents	82,708	—	(18,836)	63,872
Cash and cash equivalents at beginning of year	143,227	—	72,194	215,421

Cash and cash equivalents at end of year	$225,935	$—	$53,358	$279,293

12. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	Nine months ended September 30,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$40,352	$40,352
Other	1,319	—	133,673	134,992

Net cash flows from operating activities	1,319	—	174,025	175,344

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(2,566,335)	(2,566,335)
Capital expenditures	—	—	(14,672)	(14,672)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(5,898)	(5,898)
Other	—	—	39	39

Net cash flows from investing activities	—	—	(2,586,866)	(2,586,866)

Cash flows from financing activities:
Borrowings on line of credit facilities	3,543,000	—	—	3,543,000
Payments on line of credit facilities and term A loan	(1,068,385)	—	—	(1,068,385)
Proceeds from long-term borrowings and obligations	153	—	41,393	41,546
Payments on long-term borrowings and obligations	(612)	—	—	(612)
Fees paid for financing arrangements	(14,179)	—	—	(14,179)
Change in cash overdraft balance	(7,131)	—	15,185	8,054
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	30,339	—	—	30,339
Dividends paid	(7,135)	—	—	(7,135)
Other	(2,373,873)	—	2,373,873	—

Net cash flows from financing activities	102,177	—	2,430,451	2,532,628

Effect of exchange rate changes on cash	—	—	(1,237)	(1,237)

Net increase (decrease) in cash and cash equivalents	103,496	—	16,373	119,869
Cash and cash equivalents at beginning of period	46,569	—	37,600	84,169

Cash and cash equivalents at end of period	$150,065	$—	$53,973	$204,038

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 OVERVIEW

          Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,409,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and Canada at September 30, 2006. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

          A summary of the key operating results for the three and nine months ended September 30, 2006 and 2005 follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Consolidated:
Net sales	$1,593,866	$1,454,977	$4,893,574	$3,674,520

Net income	$52,230	$58,499	$113,840	$178,226

Diluted earnings per share (“EPS”)	$0.43	$0.54	$0.93	$1.67

          Operating results for the three and nine months ended September 30, 2006 included special litigation charges of $9.9 million and $118.8 million pretax, including $10.3 million recorded in the net sales line of the Consolidated Statements of Income for the nine month period ($6.1 million and $96.3 million aftertax), respectively, as follows:

•

     On October 5, 2006, the Company announced it had reached a voluntary Settlement Agreement with the State of Michigan to resolve certain billing issues under the Michigan Medicaid program. The Company also announced that it has reached an agreement in principle with the State of Michigan with respect to certain hospice claims. The nine months ended September 30, 2006 includes a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax), based on the terms of the settlement agreements. The Company paid $42 million related to the Michigan settlement in October 2006. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

•

     The three and nine months ended September 30, 2006 included a $0.4 million and $53.8 million pretax charge ($0.2 million and $42.8 million aftertax), respectively, to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on discussions between these government representatives, the Company and its legal counsel. As previously disclosed, the inquiries relate to the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company anticipates making payments of approximately $51 million in the fourth quarter of 2006 related to these matters. There can be no assurance, however, that the settlement will be finalized or any settlement amounts will be paid in the Company’s fourth quarter. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”). See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

•

     The three and nine months ended September 30, 2006 included a $9.5 million and $11.0 million pretax charge ($5.9 million and $6.8 million aftertax), respectively, for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions and the Company’s lawsuit against UnitedHealth Group and its Affiliates (“United”). See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          Operating results for the three and nine months ended September 30, 2006 included restructuring and other related charges of approximately $5.1 million and $24.7 million pretax ($3.2 million and $15.5 million aftertax), respectively, as follows:

•

     The three and nine months ended September 30, 2006 included a $4.2 million and $12.6 million pretax charge ($2.6 million and $7.9 million aftertax), respectively, in connection with the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion of these restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A.

•

     The three and nine months ended September 30, 2006 included a $0.9 million and $12.1 million pretax charge ($0.6 million and $7.7 million aftertax), respectively, in connection with the Company’s previously disclosed consolidation efforts associated primarily with the NeighborCare, Inc. (“NeighborCare”) consolidation plan and other related productivity initiatives to streamline operations, maximize workforce and asset utilization, and produce a more cost-efficient, operating infrastructure. See further discussion of these restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A.

          During the 2006 third quarter, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland

Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility has been closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company has decided to relocate the repackaging operations to a new, nearby facility. The Company continues to work to address and resolve all issues and restore this repackaging operation to full capacity; however, the Company cannot currently predict when the new facility will be opened. In order to replace the capacity of the temporarily closed Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, Omnicare has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and as a result, the three and nine months ended September 30, 2006 included special charges of $25.0 million pretax ($22.8 million and $2.2 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($15.4 million aftertax) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax and $6.1 million pretax for the incremental costs associated with the quality control, product recall and fire damage issues at Heartland. The Company maintains product recall, property and casualty and business interruption insurance and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of September 30, 2006, no receivables for insurance recoveries have been recorded by the Company.

          In addition, the nine months ended September 30, 2006 included a charge of $6.1 million pretax ($3.9 million aftertax) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

          The new prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, Omnicare experienced a significant shift in payor mix during the nine months ended September 30, 2006. The payor mix for the 2006 third quarter was approximately 42% Part D, 11% Medicaid, 42% private pay, third-party and facility, and 5% other sources. Prior to the implementation of the new Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources. As expected with such a significant change in payor source and reimbursement system, the nine months ended September 30, 2006 was a transition period as the Company devoted considerable time, effort and resources to addressing certain administrative, operational and payment issues associated with the implementation of Part D. As a result, the Company incurred incremental expenses of approximately $6.0 million and $23.3 million pretax (approximately $3.7 million and $14.7 million aftertax) during the three and nine month periods ended September 30, 2006, respectively, comprising temporary labor, administrative and operating costs incurred in connection with the implementation of the new Medicare Part D drug benefit. These expenditures were necessary to support the billing and cash collection functions, as well as handle the disruption in the timing of work flow and delivery of medications created by these implementation issues. While considerable progress has been made in addressing many of the Part D implementation issues, Omnicare continues to devote resources to the ongoing resolution of these matters and expects incremental Part D transition expenses to continue in the fourth quarter of 2006.

          The results for the three and nine months ended September 30, 2006 were also impacted by the unilateral reduction by United in the reimbursement rates paid by United to Omnicare under its pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in rates that resulted from United’s action reduced sales and operating profit for the three and nine months ended September 30, 2006 by approximately $19.7 million and $38.0 million (approximately $12.2 million and $23.7 million aftertax), respectively. This matter is currently the subject of litigation initiated by Omnicare in federal court. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires the Company to record compensation costs relating to equity-based payments in its financial statements. Under the fair value recognition provisions of SFAS 123R, equity-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective application” method of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006. In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS 123R. Operating income for the three and nine months ended September 30, 2006 includes additional equity-based compensation expense for stock options and stock awards of approximately $1.0 million and $6.1 million pretax (approximately $0.6 million and $3.8 million aftertax), respectively, related to the adoption of SFAS 123R.

          Operating results are discussed at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Pharmacy Services Segment:
Net sales	$1,553,515	$1,410,653	$4,768,671	$3,533,955

Operating income	$140,894	$153,803	$398,625	$405,375

          The sales growth for the three and nine months ended September 30, 2006 was driven largely by the contribution of the NeighborCare, excelleRx, Inc. (“excelleRx”) and RxCrossroads, L.L.C. (“RxCrossroads”) acquisitions that were completed in the third quarter of 2005. In addition, sales growth is also attributable to the ongoing execution of the Company’s acquisition strategy, a favorable payor mix shift (partially offset by the aforementioned reduction in reimbursement rates under the United Part D contract) and drug price inflation. These positive factors were partially offset by a marked increase in the use of generic drugs, a lower number of beds served, prior period Medicaid reimbursement reductions (although the impact from

Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D) and competitive pricing pressures. Also unfavorably impacting sales for the three and nine months ended September 30, 2006, was a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest. Accordingly, the deconsolidation of these operations reduced reported sales by approximately $22 million for both periods but had no impact on earnings. Operating income for the quarter and year-to-date period was positively impacted by the aforementioned increase in sales, the ongoing benefits of the Company’s acquisition integration efforts and productivity enhancement initiatives throughout the Pharmacy Services segment and the increased penetration of generic drugs. These were more than offset by the special charges discussed below, as well as the Part D transition expenses and previously mentioned intensified competitive pricing and prior period Medicaid reimbursement reductions (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D). Specifically, operating income of the Pharmacy Services segment for the three months ended September 30, 2006 was impacted by special pretax charges of approximately $39.2 million, including the aforementioned $9.9 million in special litigation charges, $25.0 million in special charges related to the quality control, product recall and fire issues at Heartland and the previously mentioned restructuring and other related charges, of which approximately $4.3 million was included in the Pharmacy Services segment. Operating income of the Pharmacy Services segment for the nine months ended September 30, 2006 was impacted by special pretax charges of approximately $169.1 million, including the aforementioned special litigation charges of $118.8 million, a $25.0 million charge related to the quality control, product recall and fire issues at Heartland, a $6.1 million charge associated with retention payments for certain NeighborCare employees as required under the acquisition agreement and the previously mentioned restructuring and other related charges, of which approximately $19.2 million was included in the Pharmacy Services segment. The three and nine months ended September 30, 2005 included restructuring and other related charges of approximately $4.4 million in the Pharmacy Services segment.

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

CRO Services Segment:
Revenues	$40,351	$44,324	$124,903	$140,565

Operating income	$1,371	$27	$3,835	$6,296

          The CRO Services segment revenues were lower for the three and nine months ended September 30, 2006 than in the comparable periods of 2005 due primarily to the early termination and client-driven delays in the commencement of certain projects during the first nine months of 2006. The decrease in operating income in the nine months ended September 30, 2006 is largely attributable to the reduction in revenues. The nine months ended September 30, 2006 and September 30, 2005 also included the previously mentioned restructuring and other related charges, of which approximately $1.3 million and $3.7 million pretax, respectively, was included in the CRO Services segment. The year-over-year increase in operating income for three months ended September 30, 2006 is largely due to the three months ended September 30, 2005 including restructuring and other related charges of approximately $3.7 million pretax, although this was partially offset by the impact of the previously mentioned reduction in revenues.

          Corporate operating expenses increased year-over-year primarily as a result of the impact of increased legal and professional costs, additional equity-based compensation expense for stock options and stock awards related to the adoption of SFAS 123R, and the previously mentioned restructuring and other related charges.

RESULTS OF OPERATIONS

          The following table presents the consolidated net sales and results of operations of Omnicare for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net sales	$1,593,866	$1,454,977	$4,893,574	$3,674,520

Net income	$52,230	$58,499	$113,840	$178,226

Earnings per share:
Basic	$0.44	$0.57	$0.96	$1.74

Diluted	$0.43	$0.54	$0.93	$1.67

EBITDA(a)	$153,882	$162,076	$426,548	$420,632

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(a)	$153,882	$162,076	$426,548	$420,632
(Subtract)/Add:
Interest expense, net of investment income	(39,961)	(45,645)	(120,594)	(83,759)
Income tax provision	(32,352)	(35,009)	(101,638)	(106,582)
Changes in assets and liabilities, net of effects from acquisition of businesses	(20,679)	(7,003)	(67,445)	(124,787)
Provision for doubtful accounts	19,339	15,602	54,499	40,352
Write-off of debt issuance costs	—	1,914	—	1,914
Deferred tax provision	4,461	1,568	21,377	27,574

Net cash flows from operating activities	$84,690	$93,503	$212,747	$175,344

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

Three Months Ended September 30, 2006 vs. 2005

Consolidated

          Net sales for the three months ended September 30, 2006 rose to $1,593.9 million from $1,455.0 million in the comparable prior-year period. Net income for the three months ended September 30, 2006 was $52.2 million versus $58.5 million earned in the comparable 2005 period. Diluted earnings per share for the three months ended September 30, 2006 were $0.43 versus $0.54 in the same prior-year period. EBITDA totaled $153.9 million for the three months ended September 30, 2006 as compared with $162.1 million for the same period of 2005.

          The three months ended September 30, 2006 included the following charges that management considers to be special charges:

          (i) Operating income included a special charge of $25.0 million pretax, including $22.8 million and $2.2 million recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively, ($15.4 million aftertax) related to the quality control, product recall and fire issues at Heartland. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

          (ii) Operating income included a special litigation charge of $9.9 million pretax ($6.1 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United and the investigation by the federal government and certain states relating to drug substitutions. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          (iii) Operating income included restructuring and other related charges of approximately $5.1 million pretax ($3.2 million aftertax) in connection with the “Omnicare Full Potential” Plan, as well as the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion of the restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A.

The three months ended September 30, 2005 included the following charges that management considers to be special charges:

          (i) Operating income included a restructuring charge of approximately $8.9 million pretax ($5.6 million aftertax) in connection with the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities.

          (ii) Interest expense included a charge of approximately $7.5 million pretax ($4.7 million aftertax) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the new term A loan and revolving credit facility, and debt costs related to the 364-day credit facility entered into in the third quarter of 2005. See further discussion of the associated financing transactions at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.

Pharmacy Services Segment

          Omnicare’s Pharmacy Services segment recorded sales of $1,553.5 million for the three months ended September 30, 2006, exceeding the 2005 amount of $1,410.7 million by $142.8 million, or 10.1%. At September 30, 2006, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,409,000 beds. Contributing in large measure to the year-over-year increase in sales was the completion of several acquisitions, in particular, the acquisition of NeighborCare completed in the third quarter of 2005. Further, the acquisitions of excelleRx and RxCrossroads in August 2005 also contributed to the year-over-year sales increase. In addition, Pharmacy Services sales increased due to the ongoing execution of its acquisition strategy, a favorable payor mix shift (partially offset by the aforementioned reduction in reimbursement rates under the United Part D contract) and drug price inflation. These positive factors were partially offset by a marked increase in the use of generic drugs, a lower number of beds served, prior period Medicaid reimbursement reductions (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D) and competitive pricing pressures. Also unfavorably impacting sales for the three months ended September 30, 2006, was a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest. Accordingly, the deconsolidation of these operations reduced reported sales by approximately $22 million but had no impact on earnings. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment.

          Operating income of the Pharmacy Services segment was $140.9 million in the third quarter of 2006, a $12.9 million decrease as compared with the $153.8 million earned in the comparable period of 2005. Operating income in the 2006 quarter benefited from the increased sales discussed above, the addition of NeighborCare, excelleRx and RxCrossroads, the increased use of generic drugs, the impact of productivity enhancement initiatives, as well as the overall synergies from the integration of prior-period acquisitions, particularly the NeighborCare acquisition. Although operating margins are generally unfavorably impacted by the initial addition of lower-margin institutional pharmacy acquisitions, the integration efforts have historically resulted in drug purchasing improvements, the consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure and have historically resulted in improved operating margins in the long-term as cost synergies are realized. The aforementioned positive factors were more than offset by the special charges discussed below, as well as the Part D transition expenses and previously mentioned intensified competitive pricing and prior period Medicaid reimbursement reductions (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D). Specifically, operating income of the Pharmacy Services segment was impacted by special pretax charges of approximately $39.2 million, including the aforementioned $9.9 million in special litigation charges, the previously mentioned restructuring and other related charges, of which approximately $4.3 million was included in the Pharmacy Services segment, and the previously mentioned $25.0 million in charges related to the quality control, product recall and fire issues at Heartland. The three months ended September 30, 2005 included restructuring and other related charges of approximately $4.4 million in the Pharmacy Services segment.

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

          On August 4, 2005 CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, the CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the RUG categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. While the fiscal year 2007 SNF PPS rates do not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

          Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). Further, on February 6, 2006, the Bush Administration released its fiscal year 2007 budget proposal, which would reduce Medicare spending by $2.5 billion in fiscal year 2007 and $35.9 billion over 5 years. The proposed budget would, among other things, limit the payment update for the SNF PPS to market basket minus 0.4 percent in fiscal year 2008 and 2009. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45 percent of total

Medicare financing. To date, congressional resolutions have not included these reimbursement cuts, and these proposals would require legislation to be implemented. Nonetheless, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

          In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D, effective January 1, 2006. Prior to enrollment in Part D, beneficiaries were able to receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ended May 15, 2006.

          Under the new Part D prescription drug benefit, Medicare beneficiaries may enroll in Part D Plans which provide coverage of outpatient prescription drugs. The deadline for Part D enrollment for 2006 was generally May 15, 2006, although the deadline has been extended for certain low-income individuals. For 2007, all Medicare beneficiaries may enroll in a Part D Plan (or change to a different Part D Plan) between November 15 and December 31, 2006. Additionally, nursing home residents may enroll at any time.

          Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS is providing various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including nursing home residents served by the Company whose drug costs were covered by state Medicaid programs prior to 2006, now have their prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of Omnicare’s revenue was derived from beneficiaries covered under state Medicaid programs.)

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

          Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding receivables for copays and rejected claims of approximately $23 million and $29 million, respectively, at September 30, 2006. Until these administrative and payment issues have been resolved, the Company will not be able to determine the impact of the new Part D drug benefit on the Company’s results of operation, financial condition and cash flows.

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

          CMS has issued subregulatory guidance on many aspects of the final Part D rule including the provision of pharmacy services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS will require Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS will require from Plan sponsors with respect to rebates paid to long-term care pharmacies. The Company intends to negotiate with Plan sponsors with respect to the terms and conditions under which rebate information would be provided.

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

          Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets, and most states are taking steps to implement cost controls within their Medicaid programs. Some states continue to experience budget shortfalls, which may prompt them to consider implementing reductions in Medicaid reimbursement and other cost control measures. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities. The DRA also changes the so-called Medicaid upper limit rules for prescription drugs, effective January 1, 2007. Like the current upper limit, it only applies to drug’s ingredient costs and does not include dispensing fees, which will continue to be determined by the states. With the advent of Medicare Part D, the Company’s revenue from state Medicaid programs is substantially less than has been the case previously. However, some of the Company’s agreements with Part D Plans have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs.

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

          On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachussetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing same. Although the settlement agreement is yet subject to approval of the court, the Company is evaluating the potential impact of the settlement in the context of certain of the contracts that it has with various payors and the actions that may be taken, if necessary, to offset or otherwise mitigate such impact. In addition, the government and private health insurance programs could discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals. There can be no assurance, however, that the First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company.

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

CRO Services Segment

          Omnicare’s CRO Services segment earned revenues of $40.4 million for the three months ended September 30, 2006, which were 9% lower than the $44.3 million recorded in the same prior-year period. In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company included $5.5 million and $6.5 million of reimbursable out-of-pockets in its reported CRO Services segment revenues and cost of sales for the quarters ended September 30, 2006 and 2005, respectively. Revenues were lower for the three months ended September 30, 2006 than in the comparable period of 2005 primarily due to the aforementioned decrease in reimbursable out-of-pockets of $1.0 million and the early termination and client-driven delays in the commencement of certain projects.

          Operating income in the CRO Services segment was $1.4 million in the third quarter of 2006 compared with $0.03 million in the same 2005 period. The increase is largely attributable to the recording of the previously mentioned restructuring charge in the third quarter of 2005, of which approximately $3.7 million was included in the CRO Services segment, although this was partially offset by the impact of the previously mentioned reduction in revenues. Backlog at September 30, 2006 was $288.5 million, representing an increase of $19.6 million from the December 31, 2005 backlog of $268.9 million and an increase of $30.2 million from the September 30, 2005 backlog of $258.3 million.

Consolidated

          The Company’s consolidated gross profit of $377.9 million increased $16.8 million during the third quarter of 2006 from the same prior-year period amount of $361.1 million. Gross profit as a percentage of total net sales of 23.7% in the three months ended September 30, 2006, was lower than the 24.8% experienced during the same period of 2005. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from compliance with clinical programs, the increased use of generic drugs, the impact of productivity enhancements, a favorable payor mix shift (partially offset by the aforementioned United reimbursement rate reduction) and cost savings associated with the integration of NeighborCare, and the addition of the higher-margin RxCrossroads and excelleRx businesses. These favorable year-over-year factors were more than offset by the Part D transition expenses, a special charge in the 2006 third quarter relating to the previously discussed quality control, product recall and fire issues at Heartland, of which $22.8 million impacted gross profit, and the previously mentioned intensified competitive pricing and Medicaid reimbursement pressures (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D).

          Omnicare’s selling, general and administrative (“operating”) expenses for the quarter ended September 30, 2006 of $236.1 million were higher than the comparable prior-year amount of $213.0 million by $23.1 million, due primarily to the aforementioned completion of several acquisitions, including NeighborCare, excelleRx and RxCrossroads in the third quarter of 2005. Operating expenses as a percentage of net sales amounted to 14.8% in the third quarter of 2006, representing an increase from the 14.6% experienced in the comparable prior-year period. Operating expenses for the quarter ended September 30, 2006 were unfavorably impacted by a

$2.6 million increase in amortization and depreciation expenses, largely related to the 2005 acquisitions, $1.0 million of additional equity-based compensation expense for stock options and stock awards related to the adoption of SFAS 123R, increased professional costs and the previously discussed temporary costs associated with the implementation of the new Medicare Part D drug benefit. Partially offsetting the increased operating expenses were the favorable impact of leveraging of fixed (e.g., rents) and variable (e.g., utilities) overhead costs over a larger sales base in 2006 than that which existed in 2005 and the Company’s continued productivity enhancements, including the ongoing restructuring programs.

          Investment income for the three months ended September 30, 2006 of $3.4 million was approximately $2.2 million greater than the $1.2 million earned in the comparable prior-year quarter, primarily due to higher interest rates and average invested cash and retirement plan asset balances in comparison to the same prior-year quarter.

          Interest expense for the three months ended September 30, 2006 of $43.4 million was approximately $3.5 million lower than the $46.9 million in the comparable prior-year period due primarily to the third quarter 2005 including a charge of approximately $7.5 million pretax related to the debt extinguishment and the new debt issuance in connection with the new Credit Agreement, partially offset by the increased overall borrowings resulting from the new debt issuances completed in the latter half of 2005 in connection with the previously mentioned acquisitions, and increased interest rates for variable rate loans.

          The effective income tax rate was 38.25% in the third quarter of 2006, marginally higher than the prior-year period rate of 37.4%. The effective tax rates in 2006 and 2005 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Nine Months Ended September 30, 2006 vs. 2005

Consolidated

          Net sales for the nine months ended September 30, 2006 rose to $4,893.6 million from $3,674.5 million in the comparable prior-year period. Net income for the nine months ended September 30, 2006 was $113.8 million versus $178.2 million earned in the comparable 2005 period. Diluted earnings per share for the nine months ended September 30, 2006 were $0.93 versus $1.67 in the same prior-year period. EBITDA totaled $426.5 million for the nine months ended September 30, 2006 as compared with $420.6 million for the same period of 2005.

          The nine months ended September 30, 2006 included the following charges that management considers to be special charges:

          (i) Operating income included a special litigation charge of $53.8 million pretax ($42.8 million aftertax) to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states concerning the substitution of three generic pharmaceuticals by the Company. The Company anticipates making payments of approximately $51 million in the fourth quarter of 2006 related to these matters. There can be no assurance, however, that the settlement will be finalized or any settlement amounts will be paid in the Company’s fourth quarter. This special litigation charge represents the Company’s current estimate of the settlement amounts and associated costs under SFAS 5. See further discussion at the “Commitments and Contingencies”

note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          (ii) As previously discussed, on October 5, 2006, the Company announced it had reached a voluntary Settlement Agreement with the State of Michigan to resolve certain billing issues under the Michigan Medicaid program. The Company also announced that it has reached an agreement in principle with the State of Michigan with respect to certain hospice claims. The nine months ended September 30, 2006 includes a special litigation charge of $54.0 million pretax recorded in the 2006 second quarter, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax), based on the terms of the settlement agreements. The Company paid $42 million related to the Michigan settlement in October 2006. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

          (iii) Operating income included a special litigation charge of $11.0 million pretax ($6.8 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions and the Company’s lawsuit against United.

          (iv) Operating income included restructuring and other related charges of approximately $24.7 million pretax ($15.5 million aftertax) in connection with the Omnicare “Full Potential Program,” as well as the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion of the restructuring and other related charges at the “Restructuring and Other Related Charges” section of this MD&A.

          (v) Operating income included special charges of $25.0 million pretax, including $22.8 million and $2.2 million recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively, ($15.4 million aftertax) related to the quality control, product recall and fire issues at Heartland. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

          (vi) Operating income included a special charge of approximately $6.1 million pretax ($3.9 million after tax) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

          The nine months ended September 30, 2005 included the following charges that management considers to be special charges:

          (i) Operating income included a restructuring charge of approximately $8.9 million pretax ($5.6 million aftertax) in connection with the Company’s previously disclosed consolidation efforts associated with the NeighborCare integration plan and other productivity initiatives.

          (ii) Interest expense included a charge of approximately $7.5 million pretax ($4.7 million aftertax) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the new term A loan and revolving credit facility, and debt costs related to the 364-day credit facility entered into in the third quarter of 2005.

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

Pharmacy Services Segment

          Omnicare’s Pharmacy Services segment recorded sales of $4,768.7 million for the nine months ended September 30, 2006, exceeding the comparable 2005 amount of $3,534.0 million by $1,234.7 million, or 34.9%. At September 30, 2006, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,409,000 beds. Contributing in large measure to the year-over-year increase in sales was the completion of several acquisitions, in particular, the acquisition of NeighborCare completed in the third quarter of 2005. Further, the acquisitions of excelleRx and RxCrossroads in August 2005 also contributed to the year-over-year sales increase. In addition, Pharmacy Services sales increased due to the ongoing execution of its acquisition strategy, a favorable payor mix shift (partially offset by the aforementioned second quarter reduction in reimbursement rates under the United Part D contract) and drug price inflation. These positive factors were partially offset by a marked increase in the use of generic drugs, prior period Medicaid reimbursement reductions (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D) and competitive pricing pressures. Also unfavorably impacting sales for the nine months ended September 30, 2006, was a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest. Accordingly, the deconsolidation of these operations reduced reported sales by approximately $22 million but had no impact on earnings. While the Company is focused on reducing the impact of these factors, there can be no assurance that these or other pricing and governmental reimbursement pressures will not continue to impact the Pharmacy Services segment.

          Operating income of the Pharmacy Services segment was $398.6 million for the nine months ended September 30, 2006, a $6.8 million decrease as compared with the $405.4 million earned in the comparable period of 2005. Operating income in the 2006 period benefited from the increased sales discussed above, including the addition of NeighborCare, excelleRx and RxCrossroads, the increased use of generic drugs, the impact of productivity enhancement initiatives, as well as the overall synergies from the integration of prior-period acquisitions, particularly the NeighborCare acquisition. Although operating margins are generally unfavorably impacted by the initial addition of lower-margin institutional pharmacy acquisitions, the integration efforts have historically resulted in drug purchasing improvements, the consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure and have historically resulted in improved operating margins in the long-term as cost synergies are realized. The aforementioned positive factors were more than offset by the special charges discussed below, as well as the Part D transition expenses and previously mentioned intensified competitive pricing and prior period

Medicaid reimbursement reductions (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D). Specifically, operating income of the Pharmacy Services segment was impacted by special pretax charges of approximately $169.1 million, including the aforementioned special litigation charges of $118.8 million, a $6.1 million charge associated with retention payments for certain NeighborCare employees as required under the acquisition agreement and the previously mentioned restructuring and other related charges, of which approximately $19.2 million was included in the Pharmacy Services segment and the previously mentioned $25.0 million in charges related to the quality control, product recall and fire issues at Heartland. The nine months ended September 30, 2005 included restructuring and other related charges of approximately $4.4 million in the Pharmacy Services segment.

CRO Services Segment

          Omnicare’s CRO Services segment earned revenues of $124.9 million for the nine months ended September 30, 2006, which were approximately 11.2% lower than the $140.6 million recorded in the same prior-year period. In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), the Company included $17.8 million and $22.3 million of reimbursable out-of-pockets in its reported CRO Services segment revenues and cost of sales for the nine months ended September 30, 2006 and 2005, respectively. Revenues were lower for the nine months ended September 30, 2006 than in the comparable period of 2005 primarily due to the aforementioned decrease in reimbursable out-of-pockets of $4.5 million and the early termination and client-driven delays in the commencement of certain projects during the first nine months of 2006.

          Operating income in the CRO Services segment was $3.8 million for the nine months ended September 30, 2006 compared with $6.3 million in the same 2005 period. The decrease is attributable to the reduction in revenues discussed above. The nine months ended September 30, 2006 and September 30, 2005 also included the previously mentioned restructuring and other related charges, of which approximately $1.3 million and $3.7 million pretax, respectively, was included in the CRO Services segment.

Consolidated

          The Company’s consolidated gross profit of $1,194.7 million increased $289.5 million during the nine months ended September 30, 2006 from the same prior-year period amount of $905.2 million. Gross profit as a percentage of total net sales of 24.4% in the nine months ended September 30, 2006, was slightly lower than the 24.6% experienced during the same period of 2005. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals and benefits realized from compliance with clinical programs, the increased use of generic drugs, the impact of productivity enhancements, a favorable payor mix shift (partially offset by the aforementioned United reimbursement rate reduction), cost savings associated with the integration of NeighborCare, and the addition of the higher-margin RxCrossroads and excelleRx businesses. These favorable year-over-year factors were more than offset by the previously mentioned competitive pricing and Medicaid reimbursement pressures (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D), Part D transition expenses and special charges. Specifically, gross profit for the nine months ended September 30, 2006 was impacted by a special charge related to the previously discussed quality control, product recall and fire issues at Heartland, of which $22.8 million impacted gross profit, and the Michigan Medicaid matter, of which $10.3 million impacted gross profit.

          Omnicare’s operating expenses for the nine months ended September 30, 2006 of $723.2 million were higher than the comparable prior-year amount of $527.7 million by $195.5 million, due primarily to the aforementioned completion of several acquisitions, including NeighborCare, excelleRx and RxCrossroads in the third quarter of 2005. Operating expenses as a percentage of net sales amounted to 14.8% for the nine months ended September 30, 2006, representing an increase from the 14.4% experienced in the comparable prior-year period. Operating expenses for the nine months ended September 30, 2006 were unfavorably impacted by a $24.1 million increase in amortization and depreciation expenses, largely related to the 2005 acquisitions, the aforementioned $6.1 million pretax charge associated with retention payments for certain NeighborCare employees, $6.1 million pretax of additional equity-based compensation expense for stock options and stock awards related to the adoption of SFAS 123R, increased legal and professional costs and the previously discussed temporary costs associated with the implementation of the new Medicare Part D drug benefit. Partially offsetting the increased operating expenses were the favorable impact of leveraging of fixed (e.g., rents) and variable (e.g., utilities) overhead costs over a larger sales base in 2006 than that which existed in 2005 and the Company’s continued productivity enhancements, including the ongoing restructuring program commenced in connection with the NeighborCare acquisition and the commencement of the ‘Omnicare Full Potential’ Plan. In addition, the nine months ended September 30, 2005 included the aforementioned $1.2 million pretax special charge for professional fees and expenses related to the first quarter 2005 trust PIERS exchange offering and the aforementioned $1.1 million pretax special charge for acquisition-related expenses.

          Investment income for the nine months ended September 30, 2006 of $8.3 million was approximately $4.8 million greater than the $3.5 million earned in the comparable prior-year period, primarily due to higher interest rates and average invested cash and retirement plan asset balances in comparison to the same prior-year period.

          Interest expense for the nine months ended September 30, 2006 of $128.8 million was approximately $41.6 million higher than the $87.2 million in the comparable prior-year period due to increased overall borrowings resulting from the new debt issuances completed in the latter half of 2005 in connection with the previously mentioned acquisitions, and increased interest rates for variable rate loans.

          The effective income tax rate was 47.2% in the year-to-date nine-month 2006 period, significantly higher than the comparable prior-year period rate of 37.4% due primarily to certain nondeductible litigation costs recognized in the period. The effective tax rates in 2006 and 2005 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses (including a portion of the aforementioned litigation costs) and tax-accrual adjustments.

Restructuring and Other Related Charges

          Omnicare Full Potential Program

          In the second quarter of 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The “Omnicare Full Potential” Plan is expected to optimize resources across the entire organization by implementing best practices and a “hub-and-spoke” model whereby certain key support and production functions will be transferred to regional “hubs” specifically designed and managed to perform these tasks, with local “spoke” pharmacies focusing on time-sensitive services and customer-facing processes.

          The “Omnicare Full Potential” Plan is expected to be completed over a 30-month period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, and the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $80 million over this 30-month period. The charges include severance pay, lease costs, professional fees and other related costs. Approximately $18 million of this restructuring charge is associated with the initial phase of the program and will be taken in 2006. The Company recorded restructuring and other related charges of approximately $4.2 million and $12.6 million pretax (approximately $2.6 million and $7.9 million aftertax) during the three and nine months ended September 30, 2006, respectively, with the remaining portion of the initial phase to be taken over the balance of the 2006 year. The remainder of the overall restructuring charge will be recognized and disclosed over the fiscal years 2007 and 2008 as various phases of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total $30 million to $40 million over the 30-month period. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations.

          The restructuring charges primarily include severance pay, certain professional fees and other related costs. The other related charges relate primarily to professional fees. Details of the “Omnicare Full Potential” Plan restructuring and other related charges follow (pretax, in thousands):

	2006 Provision/ Accrual	Utilized during 2006	Balance at September 30, 2006

Restructuring charges:
Employee severance	$5,686	$(2,261)	$3,425
Lease terminations	257	(17)	240
Other assets, fees and facility exit costs	2,021	—	2,021

Total restructuring charges	7,964	$(2,278)	$5,686

Other related charges	4,661

Total restructuring and other related charges	$12,625

          As of September 30, 2006, the Company had paid approximately $2.3 million of severance and other employee-related costs. The remaining liabilities at September 30, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits”.

          2005 Program

          In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives were related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies were also identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. This portion of the consolidation activity and other productivity initiatives resulted in the closure of 29 Omnicare facilities, of which 26 were pharmacy operations. There is a net reduction in force of approximately 900 positions relating to the 2005

Program. Of this reduction in force, approximately 96% were in the pharmacy operations and the remaining reductions were at the corporate headquarters or the Company’s contract research operations. Substantially all of these positions have been eliminated as of September 30, 2006. Restructuring activities in the contract research organization segment related primarily to facility lease obligations.

          In connection with this program, these particular consolidation and productivity initiatives were substantially completed as of September 30, 2006. The Company has generated in excess of $40 million in pretax savings from pharmacy closures and other consolidation and productivity initiatives implemented in connection with these activities. These initiatives required total restructuring and other related charges of approximately $31 million before taxes, which related to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. The Company recorded restructuring and other related charges of approximately $19 million pretax (approximately $12 million aftertax) during the year ended December 31, 2005. Additionally, the Company recorded restructuring and other related charges of approximately $1 million and $12 million pretax (approximately $0.6 million and $7.7 million aftertax) during the three and nine months ended September 30, 2006, respectively.

          The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. The other related charges consisted of professional fees associated with certain productivity initiatives. Details of the 2005 Program restructuring and other related charges follow (pretax, in thousands):

	Balance at December 31, 2005	2006 Provision/ Accrual	Utilized during 2006	Balance at September 30, 2006

Restructuring charges:
Employee severance	$2,809	$2,027	$(2,905)	$1,931
Employment agreement buy-outs	734	1,459	(1,778)	415
Lease terminations	9,833	3,077	(4,302)	8,608
Other assets, fees and facility exit costs	1,335	3,003	(2,627)	1,711

Total restructuring charges	$14,711	9,566	$(11,612)	$12,665

Other related charges		2,530

Total restructuring and other related charges		$12,096

          As of September 30, 2006, the Company had paid approximately $7.2 million of severance and other employee-related costs. The remaining liabilities at September 30, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments) and will be settled as these matters are finalized.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents at September 30, 2006 were $292.6 million compared with $218.1 million at December 31, 2005 (including restricted cash amounts of $13.3 million and $2.7 million, respectively).

          The Company generated positive net cash flows from operating activities of $212.7 million during the nine months ended September 30, 2006, compared with net cash flows from operating activities of $175.3 million during the nine months ended September 30, 2005. Compared to the same prior-year period, cash flow from operating activities was impacted by an increase in accounts receivable primarily due to increased revenue, and administrative and payment issues associated with the implementation of the new Medicare Part D drug benefit. This unfavorable impact was partially offset by the first quarter 2006 return of a $38.3 million deposit from one of the Company’s drug wholesalers. Cash flow from operations for the quarter ended September 30, 2006 also included the return of a $44.0 million deposit from another of the Company’s drug wholesalers in connection with a change in terms to more frequent, weekly payments. The impact of these more frequent payments on cash flow in the third quarter of 2006 slightly more than offset the $44.0 million return of the deposit. Cash flow in the prior-year period was unfavorably impacted by approximately $39.7 million owing to a broad-based slowdown in receipts from the Illinois Department of Public Aid (Illinois Medicaid). Operating cash flows, as well as proceeds from the issuance of common stock, were used primarily for acquisition-related payments, capital expenditures, dividend payments, debt payments and to increase the Company’s cash position as compared with December 31, 2005. The Company paid $42 million in October 2006 related to the previously discussed voluntary Settlement Agreement with the State of Michigan announced on October 5, 2006. In addition, the Company anticipates making payments of approximately $51 million in the fourth quarter of 2006 related to the previously recorded reserve associated with the aforementioned drug substitution matters. There can be no assurance, however, that the settlement will be finalized or any settlement amounts will be paid in the Company’s fourth quarter.

          Net cash used in investing activities was $105.1 million and $2,586.9 million for the nine months ended September 30, 2006 and 2005, respectively. Acquisitions of businesses required cash payments of $71.4 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) in 2006, which were primarily funded by proceeds from the issuance of common stock and operating cash flows. Acquisitions of businesses during the first nine months of 2005 required $2,566.3 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions), which were primarily funded by long-term debt borrowings, the issuance of common stock and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

          Net cash used in financing activities was $45.1 million for the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $2,532.6 million for the comparable prior-year period. During the nine months ended September 30, 2006, the Company paid down $100 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Borrowings during the nine months ended September 30, 2005 were primarily related to the Company entering into the new $3.4 billion Credit Agreement as further discussed in the “2005 Refinancing” section of the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section of this MD&A. In

January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock at $59.72 per share, for gross cash proceeds of approximately $51 million. Additional borrowings of long-term debt totaled approximately $42 million during the nine months ended September 30, 2005 and, as previously stated, were largely used for payments relating to the acquisition of businesses.

          At September 30, 2006, there were no outstanding borrowings under the $800 million revolving credit facility, and $600 million in borrowings were outstanding under the senior term A loan facility due 2010. As noted above, the Company repaid $100 million of the Term Loans during the quarter ended September 30, 2006. As of September 30, 2006, the Company had approximately $23.3 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

          In addition, at December 31, 2005, the contingent threshold of the Old Trust PIERS and the New Trust PIERS had been attained. Accordingly, the Old 4.00% Debentures and the New 4.00% Debentures were convertible as of December 31, 2005, to cash and Omnicare common stock, and were classified as current versus long-term debt on the December 31, 2005 consolidated balance sheet. As of September 30, 2006, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the September 30, 2006 consolidated balance sheet. See further discussion at the “Disclosures About Contractual Obligations and Off-Balance Sheet Arrangements” section of this MD&A.

          Aggregate dividends of $2.7 million and $8.2 million for the three and nine months ended September 30, 2006, respectively, were modestly higher than the comparable prior period amounts of $2.4 million and $7.1 million, respectively, due to the late 2005 and early 2006 common stock offering, as further discussed at the “Public Offering of Common Stock” note of the Notes to Consolidated Financial Statements.

          There were no known material commitments and contingencies outstanding at September 30, 2006, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout provisions that may become payable, and the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

          Aggregate Contractual Obligations:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,975,564	$—	$—	$644,839	$2,330,725
Capital lease obligations(a)	16,051	6,882	6,101	1,951	1,117
Operating lease obligations	185,072	45,573	65,348	35,878	38,273
Purchase obligations(b)	89,009	86,009	3,000	—	—
Other current obligations(c)	368,374	368,374	—	—	—
Other long-term obligations(d)	277,789	—	110,245	47,308	120,236

Subtotal	3,911,859	506,838	184,694	729,976	2,490,351
Future interest relating to debt and capital lease obligations(e)	1,992,532	152,897	304,731	256,145	1,278,759

Total contractual cash obligations	$5,904,391	$659,735	$489,425	$986,121	$3,769,110

(a)	The noted obligation amounts represent the principal portion of the associated debt obligations.

(b)	Purchase obligations primarily consist of open inventory purchase orders, as well as obligations for other goods and services, at period end.

(c)	Other current obligations primarily consist of accounts payable at period end.

(d)

Other long-term obligations are largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities and the obligation associated with the interest rate Swap Agreement discussed below.

(e)

Represents estimated future interest costs based on the stated fixed interest rate of the debt or the variable interest rate in effect at period end for variable interest rate debt. The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures. To the extent that any debt would be paid off by Omnicare prior to the stated due date or refinanced, the estimated future interest costs would change accordingly.

          As of September 30, 2006, the Company had approximately $23.3 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

2005 Refinancing

          During the latter half of 2005, the Company entered into a new $3.4 billion Credit Agreement (“Credit Agreement”) consisting of a $1.9 billion 364-day loan facility, with original maturity dates spanning from July 26, 2005 through August 17, 2005 (the “364-Day Loans”), a five year $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”) and the Term Loans. Interest on the outstanding balances of the 364-Day Loans was payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit

Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. The 364-Day Loans were repaid in full with proceeds from a major refinancing completed in late 2005 and terminated, as further described below. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75%, or (ii) at an Alternate Base Rate. The interest rate on the Term Loans was 6.08% at September 30, 2006. The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

          The Company primarily used the net proceeds from the Credit Agreement to repay amounts outstanding, as of July 28, 2005, under the Company’s old term A loan of $123.1 million and old revolving credit facility of $181 million, and for the acquisitions of NeighborCare, excelleRx and RxCrossroads. As of September 30, 2006, there was no amount drawn under the Revolving Loans and $600 million outstanding under the Term Loans due 2010. The Company repaid $100 million of the Term Loans during the quarter ended September 30, 2006. As of September 30, 2006, the Company had approximately $23.3 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

          In connection with the execution of the new Credit Agreement, the Company has deferred debt issuance costs of $11.7 million, of which approximately $0.7 million and $1.9 million was amortized in the three and nine months ended September 30, 2006, respectively.

          On December 15, 2005, the Company completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013 (the “6.75% Senior Notes”), and its offering of $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015 (the “6.875% Senior Notes”). In connection with the issuance of the 6.75% Senior Notes and the 6.875% Senior Notes, the Company has deferred $15.0 million of debt issuance costs, of which approximately $0.4 million and $1.2 million was amortized in the three and nine months ended September 30, 2006, respectively.

          On December 15, 2005, Omnicare also completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (the “3.25% Convertible Debentures”), including the exercise in full by the underwriters of their option to purchase additional debentures. The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter and in certain other circumstances. The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances. The

3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures. Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision. The embedded derivatives are valued periodically by a third-party advisor, and at September 30, 2006, the values of the derivatives were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred $26.4 million of debt issuance costs, of which approximately $0.7 million and $2.0 million was amortized in the three and nine months ended September 30, 2006, respectively.

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

          On December 5, 2005, Omnicare commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $375 million outstanding principal amount of its 8.125% senior subordinated notes due 2011 (the “8.125% Senior Notes”), originally issued, at par value, in 2001. In connection with the Tender Offer, the Company solicited consents to effect certain proposed amendments to the indenture governing the 8.125% Senior Notes. On December 16, 2005 (the “Consent Payment Deadline”), tenders and consents had been received with respect to $366.2 million aggregate principal amount of the 8.125% Senior Notes (approximately 98% of the total outstanding principal amount). The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered prior to December 16, 2005 was $1,048.91, which included a $20 consent payment. Subsequent to the Consent Payment Deadline and December 31, 2005, and prior to the Tender Offer expiration of midnight, New York City time, on January 3, 2006, an additional $0.6 million aggregate principal amount was validly tendered. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered subsequent to the Consent Payment Deadline and prior to expiration was $1,028.91, which did not include a $20 consent payment. As of September 30, 2006, approximately $8.2 million of the 8.125% Senior Notes remained outstanding. During October 2006, the Company purchased all of the remaining $8.2 million of the 8.125% Senior Notes.

          The Company had additional borrowings of long-term debt during the nine months ended September 30, 2005 approximating $42 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate, listed at 5.75% per annum as of September 30, 2006.

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

Original 4.00% Junior Subordinated Convertible Debentures

          In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures (the “Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Company common stock for a predetermined period (twenty trading days out of thirty trading days prior to quarter-end), beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price (or $53.07) or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity) and in certain other circumstances. The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are valued periodically by a third-party advisor, and at September 30, 2006, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offering discussed in further detail at the “Series B 4.00% Junior Subordinated Convertible Debentures” caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

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

          At December 31, 2005, the aforementioned contingent threshold of the Old Trust PIERS and the New Trust PIERS had been attained. Accordingly, the Old 4.00% Debentures and the New 4.00% Debentures were convertible as of December 31, 2005, to cash and Omnicare common stock, and were classified as current versus long-term debt on the December 31, 2005 consolidated balance sheet. As of September 30, 2006, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the September 30, 2006 consolidated balance sheet.

          In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.1 million in debt issuance costs, of which approximately $0.1 million and $0.3 million was amortized in the three and nine months ended September 30, 2006 and 2005, respectively. As previously disclosed, the nine months ended September 30, 2005 included a special charge to operating expenses totaling $1.2 million pretax in connection with professional fees and expenses incurred relating to the issuance of the New Trust PIERS.

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

Critical Accounting Policies

          Stock-Based Compensation

          Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to the adoption of SFAS 123R, the Company accounted for stock incentive plans under the recognition and measurement principles of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income. As further described in the “Recently Issued Accounting Standards” section of this MD&A, and in the “Stock-Based Employee Compensation” note of the Notes to the Consolidated Financial Statements, SFAS 123R requires the Company to record compensation costs relating to share-based payment transactions in its financial statements. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period).

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

          Allowance for Doubtful Accounts

          Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance and financial condition. Omnicare’s primary collection risk generally relates to facility, private pay and Part D customers. The Company provides a reserve for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Omnicare establishes this allowance for doubtful accounts using the specific identification approach and considering such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. Management reviews this allowance on an ongoing basis for appropriateness. Judgment is used to assess the collectibility of account balances and the economic ability of customers to pay.

          The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable”; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO was approximately 84 days at September 30, 2006, which was higher than the December 31, 2005 DSO of approximately 72 days largely due to the shift in payor mix from Medicaid to Medicare Part D. The allowance for doubtful accounts as of September 30, 2006 was $179.1 million compared with $169.4 million at December 31, 2005. These allowances for doubtful accounts represent 10.9% and 11.8% of gross receivables (net of contractual allowances) as of September 30, 2006 and December 31, 2005, respectively. While there have been no significant changes in the Company’s bad debt expensing during the period ended September 30, 2006, unforeseen changes to future allowance for doubtful accounts percentages could materially impact the overall financial results and/or financial position of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of contractual allowances) as of September 30, 2006 would result in an increase to the allowance for doubtful accounts, as well as bad debt expense, of approximately $16.5 million pretax.

          The following table is an aging of the Company’s September 30, 2006 and December 31, 2005 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2006

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B, Medicare Part D and Third-Party payors	$513,800	$72,326	$586,126
Facility payors	554,785	223,765	778,550
Private Pay payors	164,612	100,200	264,812
CRO	17,755	259	18,014

Total gross accounts receivable (net of contractual allowance adjustments)	$1,250,952	$396,550	$1,647,502

	December 31, 2005

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B and Third-Party payors	$409,383	$37,883	$447,266
Facility payors	549,186	170,752	719,938
Private Pay payors	171,907	71,740	243,647
CRO	18,816	357	19,173

Total gross accounts receivable (net of contractual allowance adjustments)	$1,149,292	$280,732	$1,430,024

          Legal Contingencies

          The status of certain legal proceedings has been updated at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the Part II, Item 1 “Legal Proceedings” section of this Filing.

DILUTED EARNINGS PER SHARE

          In October 2004, the Financial Accounting Standards Board (“FASB”) ratified EITF No. 04-8, which requires the shares underlying contingently convertible debt instruments to be included in diluted earnings per share computations using the “if-converted” accounting method, regardless of whether the market price threshold has been attained. Under that method, the convertible debentures are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period), and interest expense, net of taxes, related to the convertible debentures is added back to net income. As further discussed in the “Debt” note of the Notes to Consolidated Financial Statements, the Company completed the exchange offer relating to the 4.00% junior subordinated convertible debentures on March 8, 2005. Accordingly, the effect of EITF No. 04-8 on the Company’s 2005 earnings results was to decrease diluted earnings per share by $0.02 for the nine months ended September 30, 2005 (primarily relating to the period from January 1, 2005 through the exchange offering completion date of March 8, 2005). For purposes of the “if-converted” calculation, 2.8 million shares were assumed to be converted for the nine months ended September 30, 2005. Additionally, interest expense net of taxes, of $1.9 million for the nine months ended September 30, 2005, was added back to net income for purposes of calculating diluted earnings per share using this method. There was no impact relating to this change on reported diluted earnings per share for the three months ended September 30, 2005 or the three and nine months ended September 30, 2006. See further discussion of the trust PIERS exchange offering in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section of this MD&A.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2004, the FASB issued SFAS 123R which the Company adopted effective January 1, 2006. This statement requires the Company to record compensation costs relating to equity-based payments in its financial statements. Under the fair value recognition provisions of SFAS 123R, equity-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective application” method of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006. In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock incentive plans under the recognition and measurement provisions of APB 25, and related Interpretations (intrinsic value method). As a result, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock upon grant. Operating income for the three and nine months ended September 30, 2006 includes additional equity-based compensation expense for stock options and stock awards of approximately $1.0 million and $6.1 million pretax ($0.6 million and $3.8 million aftertax), respectively, related to the adoption of SFAS 123R. As of September 30, 2006, there was approximately $83 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately 4.9 years. Omnicare currently expects the dilutive impact of this new standard on its financial results for the full year 2006 to reduce diluted earnings per share by approximately $0.04, based on the nine months ended September 30, 2006 actual experience and outstanding stock options and restricted stock awards at September 30, 2006. To the extent that any new stock options or stock awards are granted subsequent to September 30, 2006, the estimated dilutive impact to Omnicare’s 2006 diluted earnings per share and thereafter would change accordingly.

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

          In October 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FAS 158 is effective for the Company as of December 31, 2006. The Company currently uses December 31 as its measurement date. The Company is currently in the process of gathering information, including the finalization of the actuarial assumptions to be utilized in its December 31, 2006 pension obligation calculations, to evaluate the full impact of this statement. However, if the Company had adopted SFAS 158 as of December 31, 2005, the impact would have been an increase in the minimum pension liability and corresponding charge to other comprehensive income of approximately $15 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at September 30, 2006 include $600 million outstanding under the variable-rate term A loan at an interest rate of 6.08% at September 30, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $6.0 million per year); $44.8 million borrowed on a variable-rate term loan at an interest rate of 5.75% at September 30, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.4 million per year); $8.2 million outstanding under its fixed-rate 8.125% Senior Notes, due 2011; $250 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125%

and pays a floating rate based on LIBOR with a maturity of nine months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 7.64% at September 30, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $21 million at September 30, 2006 is recorded as a noncurrent liability and a reduction to the book carrying value of the related 6.125% Senior Notes. At September 30, 2006, the fair value of Omnicare’s variable-rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.

          The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	September 30, 2006		December 31, 2005

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

8.125% senior subordinated notes, due 2011	$8,225	$8,600	$8,775	$9,200
6.125% senior subordinated notes, due 2013, gross	250,000	237,300	250,000	245,600
6.75% senior subordinated notes, due 2013	225,000	219,900	225,000	230,900
6.875% senior subordinated notes, due 2015	525,000	510,600	525,000	538,100
4.00% junior subordinated convertible debentures, due 2033	345,000	403,300	345,000	512,800
3.25% convertible senior debentures, due 2035	977,500	873,700	977,500	972,000

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

          (b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. On July 10, 2006, the defendants moved to transfer the case to the Northern District of Illinois or in the alternative to dismiss the Company’s antitrust claims because, among other grounds, defendants’ assert that the Company lacks standing to pursue antitrust claims and that defendants were legally unable to conspire during the pendency of defendants’ merger. The Company’s opposition to the motions was filed with the court on August 11, 2006, and a hearing on the motions was held on November 8, 2006. In an order dated November 9, 2006, the defendants’ motion to transfer venue to the United States District Court for the Northern District of Illinois was granted and the motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court.

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

          As disclosed in the Company’s 2005 Annual Report on Form 10-K, the federal government and certain states are investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company is cooperating fully in these matters. The Company has recorded a special litigation charge of $0.4 million and $53.8 million pretax ($0.2 million and $42.8 million aftertax) in its financial results for the three and nine months ended September 30, 2006, respectively, to establish a settlement reserve relating to the aforementioned inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on discussions between these government representatives, the Company and its legal counsel. The Company anticipates making payments of approximately $51 million in the fourth quarter of 2006 related to these matters. There can be no assurance, however, that the settlement will be finalized or any settlement amounts will be paid in the Company’s fourth quarter. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.”

          On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning an investigation that it was conducting relating to certain billing issues under the Michigan Medicaid program. On October 5, 2006, the Company announced that it has entered into a voluntary Settlement Agreement with the State of Michigan to resolve certain billing issues under the Michigan Medicaid program. The Company also announced that it has reached an agreement in principle with the State of Michigan with respect to certain hospice claims. The Company cooperated fully with the State’s investigation. The Settlement Agreement does not include any finding of wrongdoing or any admission of liability. The Company has recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for the nine months ended September 30, 2006 based on the terms of the settlement agreements. The Company paid $42 million related to the Michigan settlement in October 2006.

          On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints, which purport to be brought on behalf of purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, allege that Omnicare has artificially inflated its earnings by engaging in improper generic drug substitution and that the defendants have made false and misleading statements regarding the Company’s business and prospects. The complaints seek, among other things, compensatory damages and injunctive relief. On April 3, 2006, Plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. The Company and the three officers will file a response to the amended complaint in accordance with the court’s scheduling order. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint. The proposed second amended complaint, which purports to be brought on behalf of all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, seeks to add two members of the Company’s Board of Directors as defendants and a new claim (asserted by a new proposed plaintiff) for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering. In addition, the proposed second amended complaint would, among other things, add allegations that the Company failed to timely disclose its contractual dispute with UnitedHealth Group (see discussion of the UnitedHealth Group matter above) and failed to timely record certain special litigation reserves. Defendants’ response to plaintiffs’ motion for leave to amend is due on or before November 20, 2006.

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

          On March 23, 2006, a shareholder derivative action entitled Irwin v. Gemunder, et al., 2:06cv62, was filed in the United States District Court for the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief. On May 26, 2006, the Company’s board of directors moved to dismiss the complaint for failure to make a pre-suit demand, among other grounds. On the day plaintiff’s opposition to the motion to dismiss was due, plaintiff filed an amended complaint, adding the same new factual allegations as were added to the HOD Carriers complaint and a third officer as a defendant. On August 3, 2006, plaintiff was ordered by the court to respond to the directors’ May 26, 2006 motion to dismiss by August 14, 2006. Plaintiff complied with this order and the motion has been fully briefed as of September 7, 2006. A hearing on this motion has been scheduled for November 16, 2006.

          On September 18, 2006, a second shareholder derivative action entitled Geldzahler v. Gemunder, et al., was filed in United States District Court for the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and for violation of Section 14(a) of the Securities Exchange Act of 1934 arising out of the Company’s alleged violations of federal and state health care laws based primarily upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief. On October 25, 2006, the board of directors moved to stay the action pending resolution of the substantially similar derivative action (see discussion of the Irwin matter above) that is also pending before the court.

          The Company believes the above-described purported class and derivative actions are without merit and will be vigorously defended.

          The three and nine months ended September 30, 2006 included a $9.5 million and $11.0 million pretax charge ($5.9 million and $6.8 million aftertax), respectively, for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions and the Company’s lawsuit against United as discussed above. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

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

          Historically, approximately one-half of our pharmacy services billings were directly reimbursed by government sponsored programs (including Medicaid and, to a lesser extent, Medicare). Beginning January 1, 2006, the new prescription drug benefit under Medicare Part D became effective. As a result, we experienced a shift in payor mix during the quarter ended September 30, 2006 such that payments under Part D currently represent approximately 42% of total company revenues. In particular, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including the nursing home residents we serve whose drug costs were previously covered by state Medicaid programs, now have their outpatient prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.) Under the new Part D benefit, payment is determined in accordance with the agreements we have negotiated with the Part D Plans. The remainder of our billings are paid or reimbursed by individual residents, long-term care facilities and other third party payors, including private insurers. A portion of these revenues also are indirectly dependent on government programs.

          The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, of us and/or our client facilities to comply with applicable regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs. As disclosed in the Company’s 2005 Annual Report on Form 10-K, our client long-term care facilities are required to be certified to be in compliance with requirements pertaining to participation in the Medicare and Medicaid programs. Facilities are surveyed for compliance with these program requirements. On September 20, 2006, CMS issued revised Guidance to Surveyors on Long Term Care regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The new guidelines, which become effective December 18, 2006, expand the areas and detail in which surveyors are to assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The new guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility. While the Company has extensive policies and procedures involving the provisions of pharmacy services and consulting pharmacist service to long-term care facilities, there can be no assurance that the enhanced focus on pharmacy services by government surveyors will not have an adverse impact on the Company’s clients or on the Company’s businesses. In addition, our failure to comply with applicable Medicare and Medicaid regulations could subject us to other penalties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”.

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

          On August 4, 2005 CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, the CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the RUG categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. While the fiscal year 2007 SNF PPS rates do not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

          Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). Further, on February 6, 2006, the Bush Administration released its fiscal year 2007 budget proposal, which would reduce Medicare spending by $2.5 billion in fiscal year 2007 and $35.9 billion over 5 years. The proposed budget would, among other things, limit the payment update for the SNF PPS to market basket minus 0.4 percent in fiscal year 2008 and 2009. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45 percent of total Medicare financing. To date, congressional resolutions have not included these reimbursement cuts, and these proposals would require legislation to be implemented. Nonetheless, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs. See “MD&A”.

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

          CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS will require Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS will require from Plan sponsors with respect to rebates paid to long-term care pharmacies. The Company intends to negotiate with Plan sponsors with respect to the terms and conditions under which rebate information would be provided.

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

          The law also changes the so-called Medicaid upper limit rules for prescription drugs. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. There can be no assurance that future changes in Medicaid payments to pharmacies, nursing facilities or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on our business.

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

Changes in the use of the average wholesale price as a benchmark from which pricing in the pharmaceutical industry is negotiated could adversely affect the Company.

          On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachussetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing same. Although the settlement agreement is yet subject to approval of the court, the Company is evaluating the potential impact of the settlement in the context of certain of the contracts that it has with various payors and the actions that may be taken, if necessary, to offset or otherwise mitigate such impact. In addition, the government and private health insurance programs could discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals. There can be no assurance, however, that the First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended September 30, 2006 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2006	0.0	$0.00	—	—
August 1 - 31, 2006	0.2	$46.05	—	—
September 1 - 30, 2006	0.5	$44.61	—	—

Total	0.7	$45.01	—	—

(a) During the third quarter of 2006, the Company purchased 0.7 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6. EXHIBITS

          See Index of Exhibits.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date:	November 9, 2006	By:	/s/	David W. Froesel, Jr.

David W. Froesel, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003

(3.3)	Second Amended and Restated By-Laws of Omnicare, Inc.	Form 10-Q November 14, 2003

(10.24)	Amendment to Employment Agreement with J.F. Gemunder dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.25)	Amendment to Employment Agreement with P.E. Keefe dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.26)	Amendment to Employment Agreement with C.D. Hodges dated as of April 6, 2006*	Form 8-K April 12, 2006

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

E-1

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

* Indicates management contract or compensatory arrangement.

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

E-2