Form 10-K
period 2006-12-31
OMNICARE INC
filed 2007-03-01
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2006) ($47.42 per share): $5,578,467,840.

As of January 31, 2007, the registrant had 121,471,872 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, to be held May 25, 2007, are incorporated by reference into Part III of this report. Definitive copies of its 2007 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2006 FORM 10-K ANNUAL REPORT

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I

ITEM 1 - BUSINESS

Background

Omnicare, Inc. (“Omnicare” or the “Company”) was formed in 1981. Today, Omnicare is a leading geriatric pharmaceutical services company. We are the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Our clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,406,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and in Canada at December 31, 2006. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. In addition, Omnicare provides pharmaceutical distribution and patient assistance services for specialty pharmaceuticals. Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

We operate in two business segments. The Company’s primary line of business, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to SNFs, assisted living facilities, retirement centers, independent living communities, hospitals, hospice and other providers of healthcare services. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in these facilities. We also provide consultant pharmacist services, including evaluating monthly patient drug therapy, monitoring the drug distribution system within the nursing facility, assisting in compliance with state and federal regulations and providing proprietary clinical and health management programs. In addition, our Pharmacy Services segment provides ancillary services, such as providing medications and nutrition for intravenous administration (infusion therapy services), and furnishing respiratory therapy services, medical supplies and equipment, clinical care planning and financial software information systems, pharmaceutical informatics services, mail order pharmacy and other pharmacy distribution and patient assistance services for specialty pharmaceuticals. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs. Since 1989, we have been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. Additional information regarding acquisitions is presented at the “Acquisitions” note of the Notes to our 2006 Consolidated Financial Statements, included at Item 8 of this Filing. The Pharmacy Services segment has no operating locations outside of the U.S. and Canada. The Pharmacy Services segment comprised approximately 97% of the Company’s total net sales during each of the three years ended December 31, 2006, 2005 and 2004.

Our other business segment is Contract Research Organization Services (“CRO Services”). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. Our CRO Services segment provides support for the design of regulatory strategy and clinical development of pharmaceuticals by offering comprehensive and fully integrated clinical, quality assurance, data management, medical writing and regulatory support for our client’s drug development programs. As of December 31, 2006, our CRO Services segment operated in 30 countries around the world. The CRO Services segment comprised approximately 3% of the Company’s total net sales during each of the three years ended December 31, 2006, 2005 and 2004.

Financial information regarding our business segments is presented at the “Segment Information” note of the Notes to our 2006 Consolidated Financial Statements, included at Item 8 of this Filing.

Pharmacy Services

We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to long-term care facilities for administration to individual residents by the facilities’ nursing staff. We typically service long-term care facilities within a 150-mile radius of our pharmacy locations and maintain a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery, and for consultation with the facility’s staff or attending physician.

Upon receipt of a prescription, the relevant resident information is entered into our computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions, duplicative therapy or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed, and generic drugs are substituted in accordance with applicable state and federal laws as requested by the physician or resident. Subject to physician approval and oversight, and in accordance with our pharmaceutical care guidelines, we also provide for patient-specific therapeutic interchange of more efficacious and/or safer drugs for those presently being prescribed. See “The Omnicare Geriatric Pharmaceutical Care Guidelines®” below for further discussion.

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

In conjunction with our drug distribution system, our computerized record keeping/documentation system is designed to result in greater efficiency in nursing time, improved control and reduced waste in client facilities, and lower error rates in both dispensing and administration. We also furnish intravenous administration of medication and nutrition therapy and respiratory therapy services, medical supplies and equipment and clinical care planning and software support systems. We believe we distinguish ourselves from many of our competitors by also providing proprietary clinical programs. For example, we have developed a ranking of drugs based on their relative clinical effectiveness for the elderly and by cost to the payor. We use these rankings, which we call the Omnicare Geriatric Pharmaceutical Care Guidelines®, or Omnicare Guidelines®, to more effectively manage patient care and costs. In addition, we provide health and outcomes management programs for the large base of elderly residents of the long-term facilities we serve.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act of 1987 (“OBRA of 1987”) implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy, as well as overall drug usage. In addition, the Centers for Medicare & Medicaid Services (“CMS”) issued revised guidelines to surveyors of long-term care facilities which, effective December 18, 2006, expanded the scope and detail in which surveyors are assessing pharmacy services at facilities, including consultant pharmacy services (discussed later herein). We provide consultant pharmacist services, which help clients comply with the federal and state regulations applicable to nursing homes. The services offered by our consultant pharmacists include:

•

monthly medication regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the resident’s current medication usage, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies, dosing adjustments or discontinuing unnecessary drugs;

•	monitoring and monthly reporting on the appropriateness of drug usage;

•	participation on the pharmacy and therapeutics, quality assurance and other committees of client facilities, as well as periodic involvement in staff meetings;

•	development and maintenance of pharmaceutical policy and procedures manuals; and

•	assistance to the nursing facility in complying with state and federal regulations as they pertain to drug use.

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

•

contribution to plan of care programs, which assess each patient’s state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs;

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

Pharmaceutical Case Management

Combining our clinical resources, including the Omnicare Guidelines® health and outcomes management programs and our comprehensive database of medical and pharmacy data, we are providing pharmaceutical case management services to community dwelling retirees, employees and dependents who receive drug benefits under employer-sponsored healthcare programs. Because seniors living independently are often under the care of multiple practitioners with no coordination of prescribing, this population is highly susceptible to drug-related problems. Omnicare Senior Health Outcomes addresses this need through programs designed to reduce unnecessary and inappropriate drug use, to add necessary drug therapy according to current practice standards for certain at-risk groups and to make therapeutic interventions in accordance with the Omnicare Guidelines® and health management programs. These services are provided on behalf of large corporate employers sponsoring healthcare benefits, including prescription drug benefits, that seek to protect the safety and quality of healthcare for their retirees, employees and dependents while containing or reducing their costs.

Ancillary Services

We provide the following ancillary products and services:

Infusion Therapy Products and Services. With cost containment pressures in healthcare, SNFs and nursing facilities (“NFs”) are increasingly called upon to treat patients requiring a high degree of medical care and who would otherwise be treated in the more costly hospital environment. We provide intravenous (or infusion therapy) products and services for these client facilities as well as hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product.

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

Other Services. We provide clinical care plan, and financial software systems for long-term care facilities, as well as operational software systems for long-term care pharmacies. We provide comprehensive pharmaceutical care services for hospice patients. We also offer respiratory therapy products, durable medical equipment and specialty pharmacy services along with pharmacy benefit management, mail order pharmacy services, and distribution and patient assistance services for specialty pharmaceuticals. We also have a pharmaceutical informatics service to capitalize on our unique geriatric pharmaceutical database, by providing a unique offering of Omnicare’s broad-based long-term care data to augment the pharmaceutical industry’s ability to monitor performance in the long-term care channel. We continue to review the expansion of these as well as other products and services that may further enhance the Company’s ability or that of its clients to provide quality healthcare services for their patients in a cost-effective manner.

Contract Research Organization

Our CRO Services segment provides comprehensive product development and research services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering comprehensive and fully integrated project management, clinical monitoring, quality assurance, data management, statistical analysis medical writing and regulatory support for our clients’ drug development programs. As of December 31, 2006, the CRO Services segment operated in 30 countries, including the U.S.

We believe that our involvement in the CRO business is a logical adjunct to our core institutional pharmacy business and serves to leverage our assets and strengths, including our access to a large geriatric population and our ability to appropriately collect data for health and outcomes management. We believe such assets and strengths can be of value in developing new drugs targeted at diseases of the elderly and in meeting the Food and Drug Administration’s (“FDA’s”) geriatric dosing and labeling requirements for all prescription drugs provided to the elderly, as well as in documenting health outcomes to payors and plan sponsors in a managed care environment. In an effort to capitalize on the rapidly growing trend in biotechnology research, in December 2004, we expanded our CRO business through the acquisition of Clinimetrics Research Associates, Inc. (“Clinimetrics”).

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

Competition

The long-term care pharmacy business is highly regional or local in nature and, within a given geographic area of operations, highly competitive. We are the nation’s largest provider of pharmaceuticals and related pharmacy services to long-term care institutions such as SNFs, NFs, assisted living facilities (“ALFs”), retirement centers and other institutional healthcare facilities. In the geographic regions we serve, we compete with local, regional and other national institutional pharmacies, pharmacies owned by long-term care facilities and numerous retail pharmacies. We compete in these markets on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, technology and professional support we offer.

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

Our CRO Services segment reports backlog based on anticipated net revenue for services or projects, yet to be provided, that have been authorized by the customer through signed contracts, letter agreements and certain verbal commitments. Once work begins on a project, net revenue is recognized as the work is completed. Using this method of reporting backlog, at December 31, 2006, backlog was approximately $301.9 million, as compared with approximately $268.9 million at December 31, 2005. Backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be delayed or terminated by the customer, or indirectly delayed by regulatory authorities. Moreover, the scope of work can be increased or decreased during the course of a project.

Customers

At December 31, 2006, our Pharmacy Services segment served long-term care facilities and other chronic care settings comprising approximately 1,406,000 beds in 47 states in the U.S., the District of Columbia and in Canada.

Our CRO Services segment operates in 30 countries, including the U.S., and serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies, as well as smaller companies in the pharmaceutical, biotechnology and medical device industries.

No single customer comprised more than 10% of consolidated revenues in 2006, 2005 or 2004.

Financial information with respect to geographic location is presented at the “Segment Information” note of the Notes to our 2006 Consolidated Financial Statements, included at Item 8 of this Filing.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At December 31, 2006, we had pharmacy licenses, or pending applications, for each pharmacy we operate. In addition, many states regulate out-of-state pharmacies as a condition to the delivery of prescription products to patients in their states. Our pharmacies hold the requisite licenses applicable in these states. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain registration, repackaging, labeling and package insert requirements on entities that repackage drugs for distribution, other than pharmacies in the regular practice of dispensing or selling drugs directly to patients. A drug repackager must register with the FDA as a manufacturing establishment, and with the relevant states as a drug wholesaler. A drug repackager is subject to FDA inspection for compliance with relevant current good manufacturing practices (“cGMPs”). We hold all required registrations and licenses, and we believe our ongoing repackaging operations are in substantial compliance with applicable federal cGMP requirements and state wholesaler requirements. In addition, we believe we comply with all relevant requirements of state and federal laws for the transfer and shipment of pharmaceuticals.

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

The new prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, Omnicare experienced a significant shift in payor mix (as a % of annual sales) during the year ended December 31, 2006.

The table below represents our approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2006	2005	2004

Private pay, third-party and facilities (a)	43%	47%	45%

Federal Medicare program (Part D & Part B) (b)	42%	1%	2%

State Medicaid programs	12%	46%	48%

Other sources (c)	3%	6%	5%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies under Part B totaling 1%, 1% and 2% for 2006, 2005 and 2004, respectively.

(c)	Includes our contract research organization.

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

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for SNFs and NFs relating to drug regimen reviews for Medicaid patients in such facilities. Regulations clarify that, under federal law, a pharmacy is not required to meet the general requirements for drugs dispensed to NF residents if the NF complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the NF satisfies the drug regimen review requirement, and the states in which we operate currently do require our pharmacies to comply with these general standards. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. Among other things, regulations establish “upper limits” on payment levels. Legislation passed by Congress in February 2006 changed the calculation of these so-called upper limits (see below). In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect our operations.

On September 20, 2006, CMS issued revised Guidance to Surveyors on Long Term Care regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The new guidelines, which became effective December 18, 2006, expand the areas and detail in which surveyors are to assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The new guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over, or who are disabled. The Medicare program currently consists of four parts: Medicare Part A, which covers, among other things, inpatient hospital, SNF, home healthcare and certain other types of healthcare services; Medicare Part B, which covers physicians’ services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; Medicare Part C, established by the Balanced Budget Act of 1997 (“BBA”), which generally allows beneficiaries to enroll in managed care programs beyond the traditional Medicare fee for service program and often includes expanded drug coverage; and Medicare Part D, established by the Medicare Prescription Drug,

Improvement, and Modernization Act of 2003 (“MMA”), which provided a new prescription drug benefit that became effective on January 1, 2006 (discussed below).

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

Medicare and Medicaid providers and suppliers are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these government-sponsored programs. These audits and inquiries, as well as our own internal compliance program, from time-to-time have identified overpayments and other billing errors resulting in repayment or self-reporting to the applicable agency. We believe that our billing practices materially comply with applicable state and federal requirements. However, the requirements may be interpreted in the future in a manner inconsistent with our interpretation and application.

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

Referral Restrictions. We have to comply with federal and state laws which govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal healthcare programs. We are also subject to the federal physician self-referral statute, which prohibits physicians from referring Medicare and Medicaid patients for certain “designated health services,” including outpatient prescription drugs, durable medical equipment, and enteral supplies and equipment to an entity if the referring physician (or a member of the physician’s immediate family) has a “financial relationship,” through ownership or compensation, with the entity. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal healthcare programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from the federal programs and/or other state-funded programs.

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

Healthcare Reform and Federal Budget Legislation. In recent years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers. The Balanced Budget Act of 1997 (the “BBA”) mandated a prospective payment system (“PPS”) for Medicare-eligible residents of SNFs. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS initially resulted in a significant reduction of reimbursement to SNFs. Congress subsequently sought to restore some of the reductions in reimbursement resulting from PPS. One provision gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when the Centers for Medicare & Medicaid Services (“CMS”) implemented a refined patient classification system under PPS. For several years, CMS did not implement such refinements, thus continuing the additional rate increase for certain high-acuity patients through federal fiscal year 2005.

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

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $5.3 billion in fiscal year 2008 and $75.8 billion over 5 years.  Among other things, the budget would provide no annual update for SNFs in 2008 and a -0.65 percent adjustment to the update annually thereafter. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The budget proposal also would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Most of these proposals would require congressional action. Moreover, Congress could adopt additional legislation in the future that would further restrict Medicare funding for SNFs. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included at Item 7 of this Filing.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Prior to enrollment in Part D, Medicare beneficiaries were able to receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ended May 15, 2006.

Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents Omnicare serves, whose drug costs were previously covered by state Medicaid programs. (In 2006, approximately 41% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.)

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who had not affirmatively enrolled in a Part D Plan as of December 31, 2005 were automatically enrolled into a Prescription Drug Plan (“PDP”) by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries, and that plans’ formulary exceptions criteria provide for coverage of drugs determined by the plan to be medically appropriate for the enrollee. The MMA also makes available partial premium and cost-sharing subsidies for certain other classes of low-income enrollees who do not qualify for Medicaid.

Pursuant to the Part D final rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen. Until these administrative and payment issues have been resolved, the Company will not be able to determine fully the impact of the new Part D drug benefit on its results of operations, financial condition and cash flows.

The MMA does not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered under a Medicare Part A stay. The Company continues to receive reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements it has negotiated with each SNF. The Company also continues to receive reimbursement from the state Medicaid programs, albeit to a greatly reduced extent, for those Medicaid beneficiaries not eligible for the Part D program, including those under age 65, and for certain drugs specifically excluded from Medicare Part D.

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS is requiring Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. CMS is accepting comments on this draft until April 16, 2007. The Company intends to negotiate with Plan sponsors with respect to the terms and conditions under which information would be provided.

CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. The Company is continuing to monitor implementation of the new Part D benefit, and until further agency guidance is known and until the administrative and payment issues associated with the transition to this massive program have been resolved, the Company cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care of pharmacy services.

The DRA also changed the so-called Medicaid upper limit rules for multiple source prescription drugs. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when a multiple source drug has two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Further, on December 22, 2006, CMS issued a proposed rule to implement additional changes to the upper limit rules. Among other things, the proposed rule would: establish a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promote transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establish a uniform definition for AMP (which also could impact manufacturer drug rebate payments). These DRA provisions are expected to reduce federal and state Medicaid spending by $8.4 billion over five years. The DRA requires a final Medicaid drug payment regulation to be issued by July 1, 2007. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for its prescription drugs. Until the final Medicaid drug payment regulation is issued, the Company cannot predict the impact of the revised rule on its business. There can be no assurance, however, that the changes under the DRA will not have an adverse impact on the Company’s business.

President Bush’s fiscal year 2008 budget proposal includes a series of proposals impacting Medicaid, including legislative and administrative changes that would reduce Medicaid payments by almost $26 billion over five years. Among other things, the proposed budget would further reduce the federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP of the lowest priced drug in the group, and allow states to use private sector formulary management techniques to leverage greater discounts through negotiations with drug manufacturers. Many of the proposed policy changes would require congressional approval to implement. While the Company has endeavored to adjust to these types of funding pressures in the past, there can be no assurance that these or future changes in Medicaid payments to nursing facilities, pharmacies, or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on our business.

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent (now in regulations) to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. Second, on January 18, 2007, CMS published a proposed rule designated to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years.

Further, in order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on its business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Medicare Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect the Company’s business.

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

Health Information Privacy, Security and Transaction Practices.The Company, along with the healthcare industry in general, is impacted by federal legislation known as HIPAA. HIPAA mandates, among other things, that the Company comply with national standards for the exchange of health information in electronic form in an effort to enhance the efficiency and simplify the administration of the healthcare system with respect to certain common healthcare transactions (the “Transaction Standards”). HIPAA requires the Company to establish and enforce privacy policies and procedures relating to its uses and disclosures of health information and to provide certain rights to individuals as to their personal health information (the “Privacy Standards”). HIPAA also requires the Company to adopt security practices and procedures for the physical, electronic and administrative safeguarding of health information (the “Security Standards”). The Company, along with most other health care providers and third party payors, has been required to comply with the Transaction Standards and the Privacy Standards since 2003 and with the Security Standards since 2005. While HIPAA ultimately is designed, in part, to reduce administrative expenses within the healthcare system, the law has resulted in some costly changes for the industry. The Company believes it is compliant with the Transaction Standards as to HIPAA-regulated electronic transactions, and is not experiencing any HIPAA-related claims processing problems. The Company has policies and procedures in place to adhere to the relevant organizational structure provisions of the Privacy Standards in order that the Company’s business units and divisions may use and disclose health information as permitted within the organization. As required by the Privacy Standards and the Security Standards, Omnicare has appointed a privacy and security officer. The Privacy Standards require healthcare providers like Omnicare, to provide a notice describing patient’s privacy rights and the Company’s privacy practices to all of the patients to whom we provide healthcare products or services and to provide patients certain rights as to their health information. Omnicare’s Employee Retirement Income Security Act health benefit plans are also subject to the applicable requirements of HIPAA in the course of plan operations. In January 2004, the federal government published a rule announcing the adoption of the National Provider Identifier (“NPI”) as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. Compliance with this new rule is required as of May 23, 2007, although certain entities with Medicare supplier numbers including the

Company are currently required to obtain and use the NPI on enrollment and reenrollment applications. The Company has obtained the NPIs for its locations as they have become due. In addition to HIPAA, the Company works to ensure that it adheres to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA. Such laws include, but are not limited to, laws that, in general terms, require organizations that maintain personal information of individuals, such as their social security numbers and driver’s license numbers, to notify each individual if their personal information is acquired by an unauthorized person.

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

Compliance Program. The Office of Inspector General (“OIG”) has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. In addition, the Company and its operating units are subject in the ordinary course of business to audit, compliance, administrative and investigatory reviews by federal and state authorities covering various aspects of its business. In 1998, Omnicare voluntarily adopted a compliance program to assist us in complying with applicable government regulations, and the Company continues to maintain and support its compliance program. In 2006, the Company entered into two corporate integrity agreements, expiring in October 2008 and November 2011, respectively, each requiring among other things that the Company maintain its compliance program in accordance with the terms of the agreement.

See “Risk Factors” and “Legal Proceedings” at Items 1A and 3, respectively, of this Filing for further discussion.

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

Employees

At December 31, 2006, we employed approximately 17,100 persons (including approximately 2,150 part-time employees), of which approximately 16,700 are located within, and approximately 400 outside of, the U.S.

Available Information

We make available free of charge on or through our Corporate Web site, at www.omnicare.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC’s Web site at www.sec.gov.

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

Copies of these documents are also available in print to any stockholder who requests them by writing our Corporate Secretary at:

Omnicare, Inc. 1600 RiverCenter II 100 East RiverCenter Boulevard Covington, Kentucky 41011

ITEM 1A. - RISK FACTORS

Risks Relating to Our Business

If we or our client facilities fail to comply with Medicaid and Medicare regulations, our revenue could be reduced, we could be subject to penalties and we could lose our eligibility to participate in these programs.

Historically, approximately one-half of our pharmacy services billings were directly reimbursed by government sponsored programs (including Medicaid and, to a lesser extent, Medicare). Beginning January 1, 2006, the new prescription drug benefit under Medicare Part D (“Part D”)

became effective. As a result, we experienced a shift in payor mix (as a % of annual sales) during the year ended December 31, 2006 such that payments under Part D currently represent approximately 41% of total Company revenues. In particular, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including the nursing home residents we serve whose drug costs were previously covered by state Medicaid programs, now have their outpatient prescription drug costs covered by the new Medicare drug benefit. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.) Under the new Part D benefit, payment is determined in accordance with the agreements we have negotiated with the Part D Plans. The remainder of our billings are paid or reimbursed by individual residents, long-term care facilities and other third party payors, including private insurers. A portion of these revenues also are indirectly dependent on government programs.

The table below represents our approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2006	2005	2004

Private pay, third-party and facilities (a)	43%	47%	45%
Federal Medicare program (Part D & Part B) (b)	42%	1%	2%
State Medicaid programs	12%	46%	48%
Other sources (c)	3%	6%	5%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies under Part B totaling 1%, 1% and 2% for 2006, 2005 and 2004, respectively.

(c)	Includes our contract research organization.

The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, of us and/or our client facilities to comply with applicable regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs. As disclosed in “Government Regulations,” our client long-term care facilities are required to be certified to be in compliance with requirements pertaining to participation in the Medicare and Medicaid programs. Facilities are surveyed for compliance with these program requirements. On September 20, 2006, CMS issued revised Guidance to Surveyors on Long Term Care regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The new guidelines, which became effective December 18, 2006, expanded the areas and detail in which surveyors are to assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The new guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility. While the Company has extensive policies and procedures involving the provisions of pharmacy services and consulting pharmacist service to long-term care facilities, there can be no assurance that the newly increased requirements and the enhanced focus on pharmacy services by government surveyors will not have an adverse impact on the Company’s clients or on the Company’s businesses. In addition, our failure to comply with applicable Medicare and Medicaid regulations could subject us to other penalties.

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

In recent years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers. The Balanced Budget Act of 1997 (the “BBA”) mandated a prospective payment system (“PPS”) for Medicare-eligible residents of skilled nursing facilities (“SNFs”). Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS initially resulted in a significant reduction of reimbursement to SNFs. Congress subsequently sought to restore some of the reductions in reimbursement resulting from PPS. One provision gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when the Centers for Medicare & Medicaid Services (“CMS”) implemented a refined patient classification system under PPS. For several years, CMS did not implement such refinements, thus continuing the additional rate increase for certain high-acuity patients through federal fiscal year 2005.

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

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $5.3 billion in fiscal year 2008 and $75.8 billion over 5 years. Among other things, the budget would provide no annual update for SNFs in 2008 and a -0.65 percent adjustment to the update annually thereafter. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The budget proposal also would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D. Prior to enrollment in Part D, Medicare beneficiaries were able to receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ended May 15, 2006.

Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents Omnicare serves, whose drug costs were previously covered by state Medicaid programs. (In 2006, approximately 41% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.)

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who had not affirmatively enrolled in a Part D Plan as of December 31, 2005 were automatically enrolled into a Prescription Drug Plan (“PDP”) by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding net receivables for copays and rejected claims of approximately $26 million and $33 million, respectively, at December 31, 2006. Until these administrative and payment issues have been resolved, we will not be able to determine fully the impact of the new Part D drug benefit on our results of operations, financial condition and cash flows.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS is requiring Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. CMS is accepting comments on this draft until April 16, 2007. The Company intends to negotiate with Plan sponsors with respect to the terms and conditions under which information would be provided.

CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. We are continuing to monitor implementation of the new Part D benefit, and until further agency guidance is known and until the administrative and payment issues associated with the transition to this massive program have been resolved, we cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care of pharmacy services.

The DRA also changed the so-called Medicaid upper limit rules for multiple source prescription drugs. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when a multiple source drug has two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Further, on December 22, 2006, CMS issued a proposed rule to implement additional changes to the upper limit rules. Among other things, the proposed rule would: establish a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promote transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establish a uniform definition for AMP (which also could impact manufacturer drug rebate payments). These DRA provisions are expected to reduce federal and state Medicaid spending by $8.4 billion over five years. The DRA requires a final Medicaid drug payment regulation to be issued by July 1, 2007. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. Until the final Medicaid drug payment regulation is issued, we cannot predict the impact of the revised rule on our business. There can be no assurance, however, that the changes under the DRA will not have an adverse impact on our business.

President Bush’s fiscal year 2008 budget proposal includes a series of proposals impacting Medicaid, including legislative and administrative changes that would reduce Medicaid payments by almost $26 billion over five years. Among other things, the proposed budget would further reduce the federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP of the lowest priced drug in the group, and allow states to use private sector formulary management techniques to leverage greater discounts through negotiations with drug manufacturers. Many of the proposed policy changes would require congressional approval to implement. While we have endeavored to adjust to these types of funding pressures in the past, there can be no assurance that these or future changes in Medicaid payments to nursing facilities, pharmacies, or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on our business.

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent (now in regulations) to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. Second, on January 18, 2007, CMS published a proposed rule designated to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years.

Further, in order to rein in healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Medicare Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect our business.

Changes in the use of the average wholesale price as a benchmark from which pricing in the pharmaceutical industry is negotiated could adversely affect the Company.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing same. Although the settlement agreement is still subject to approval of the court, the Company is evaluating the potential impact of the settlement in the context of certain of the contracts that it has with various payors and the actions that may be taken, if necessary, to offset or otherwise mitigate such impact. In addition, the government and private health insurance programs could discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals. There can be no assurance, however, that the First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company.

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

Our Company and the healthcare industry generally are required to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“Transaction Standards”); privacy of individually identifiable healthcare information (“Privacy Standards”); security and electronic signatures (“Security Standards”), as well as unique identifiers for providers, employers, health plans and individuals; and enforcement. In many of our operations, we are a healthcare provider, required to comply in our operations with these standards and subject to significant civil and criminal penalties for failure to do so. In addition, such failure to comply could result in loss of customers and/or contractual liability to our customers. We also provide services to customers that are healthcare providers themselves and we are required to provide satisfactory written assurances to those customers that we will provide those services subject to the requirements of the Privacy and Security Standards. Failure to comply with these assurances could also lead to loss of customers and/or contractual liability to our customers. We are compliant with the HIPAA Transaction Standards, the Privacy Standards and the Security Standards currently in effect. In addition, in January 2004, CMS published a rule announcing the adoption of the National Provider Identifier (“NPI”) as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions, with a compliance date of May 23, 2007 although certain entities with Medicare supplier numbers including the Company are currently required to obtain and use the NPI on enrollment and reenrollment applications. The Company has obtained the NPIs for its locations as they have become due. We believe we fully comply with HIPAA requirements, however, at this time we cannot estimate if future changes, if any, to the cost of compliance of the HIPAA standards will result in an adverse effect on our operations or profitability, or that of our customers.

Omnicare has substantial outstanding debt and could incur more debt in the future. Any failure to meet its debt obligations would adversely affect Omnicare’s business and financial condition.

At December 31, 2006, Omnicare’s total consolidated long-term debt (including current maturities) accounted for approximately 48.5% of its total capitalization. In addition, Omnicare and its subsidiaries may be able to incur substantial additional debt in the future. The instruments governing Omnicare’s current indebtedness contain restrictions on Omnicare’s incurrence of additional debt. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, Omnicare could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions. Moreover, these restrictions do not prevent Omnicare from incurring obligations that do not constitute debt under the governing documents.

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

We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations and tax contingencies. We have policies and procedures to conduct reviews of potential acquisition candidates for compliance with healthcare laws and to conform the practices of acquired businesses to our standards and applicable laws. We also generally seek indemnification from sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses.

We cannot be sure of the successful completion or integration of any acquisition or that an acquisition will not have an adverse impact on our results of operations, cash flows or financial condition.

We operate in highly competitive businesses.

The long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. Our largest competitors nationally are Pharmerica, Inc., a subsidiary of AmerisourceBergen Corporation (“ABC”) and Kindred Pharmacy Services, a division of Kindred Healthcare, Inc. (“KND”). ABC and KND recently announced that they expect to complete the proposed combination of their respective institutional pharmacy businesses into a new company called PharMerica Corporation during the second quarter of calendar year 2007. In the geographic regions we serve, we also compete with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. While we compete on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of our services, along with the clinical expertise, pharmaceutical technology and professional support we offer, competitive pricing pressures may affect our profitability.

Our contract research organization, or CRO business, competes against other full-service CROs and client internal resources. The CRO industry is highly fragmented with a number of full-service contract research organizations and many small, limited-service providers, some of which serve only local markets. Clients choose a CRO based upon, among other reasons, reputation, references from existing clients, the client’s relationship with the organization, the organization’s experience with the particular type of project and/or therapeutic area of clinical development, the organization’s ability to add value to the client’s development plan, the organization’s financial stability and the organization’s ability to provide the full range of services required by the client.

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

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. - PROPERTIES

We have facilities including offices, distribution centers, warehouses and other key operating facilities (e.g. institutional pharmacies) in various locations within and outside of the U.S. As of December 31, 2006, we operated a total of 248 facilities, 8 of which we owned, while the remaining were leased, (where applicable, locations within close proximity have been aggregated for purposes of the following presentation). The owned facilities are held in fee and are not subject to any material encumbrance. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

U.S. State/Country	Pharmacy Services Facilities	CRO Services Facilities	Corporate Facilities	Total Facilities	Total Square Footage

Alabama	2			2	16,949
Arizona	5			5	51,845
Arkansas	3			3	26,400
California	17	2		19	294,481
Colorado	2			2	22,589
Connecticut	1			1	38,400
Florida	10			10	140,753
Georgia	2	1		3	20,910
Idaho	1			1	4,826
Illinois	9	1		10	202,250
Indiana	6			6	135,924
Iowa	3			3	29,244
Kansas	1			1	9,809
Kentucky	6		2	8	372,934
Louisiana	3			3	29,867
Maine	3			3	27,327
Maryland	15			15	266,825
Massachusetts	5			5	76,365
Michigan	5			5	66,882
Minnesota	1			1	39,294
Mississippi	1			1	4,175
Missouri	7			7	102,422
Montana	1			1	3,500
Nebraska	1			1	9,772
Nevada	3			3	16,891
New Hampshire	2			2	42,400
New Jersey	7			7	156,556
New Mexico	1			1	13,144
New York	10	1		11	170,774

ITEM 2 - PROPERTIES (Continued)

U.S. State/Country	Pharmacy Services Facilities	CRO Services Facilities	Corporate Facilities	Total Facilities	Total Square Footage

North Carolina	4			4	58,400
Ohio	15			15	327,785
Oklahoma	2			2	46,405
Oregon	1			1	34,750
Pennsylvania	13	1		14	520,178
Rhode Island	1			1	21,600
South Carolina	4			4	23,588
South Dakota	1			1	8,960
Tennessee	3			3	87,675
Texas	14			14	103,015
Utah	2			2	33,266
Vermont	1			1	5,000
Virginia	9			9	112,232
Washington	6			6	87,597
West Virginia	3			3	38,970
Wisconsin	5			5	78,590

Argentina		1		1	4,930
Australia		1		1	4,079
Belgium		1		1	4,251
Canada	1	1		2	2,908
Czech Republic		1		1	2,164
France		1		1	4,871
Germany		3		3	44,142
Hungary		1		1	1,345
India		1		1	5,300
Japan		1		1	744
Poland		1		1	2,153
Russia		1		1	1,841
Singapore		1		1	2,260
Spain		1		1	1,346
Sweden		1		1	1,389
Switzerland		1		1	6,792
Taiwan		1		1	890
United Kingdom		3		3	22,800

Totals	218	28	2	248	4,095,724

ITEM 3 - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. On July 10, 2006, the defendants moved to transfer the case to the Northern District of Illinois or in the alternative to dismiss the Company’s antitrust claims because, among other grounds, defendants assert that the Company lacks standing to pursue antitrust claims and that defendants were legally unable to conspire during the pendency of defendants’ merger. The Company’s opposition to the motions was filed with the court on August 11, 2006 and a hearing on the motions was held on November 8, 2006. In an order dated November 9, 2006, the defendants’ motion to transfer venue to the United States District Court for the Northern District of Illinois was granted and the motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. The Company and defendants submitted a joint status report on December 13, 2006 in the United States District Court for the Northern District of Illinois. The Court held a status conference on December 18, 2006 and ordered: (i) defendants to file their renewed motion to dismiss by December 22, 2006, (ii) defendants to produce documents responsive to the Company’s first set of document requests by February 5, 2007, (iii) substantial completion of all document production by all parties by March 15, 2007 and (iv) that February 27, 2007 be set as a date for the next status conference. The defendants renewed their motion to dismiss the Company’s antitrust claims on December 22, 2006. The Company’s opposition to the motion was filed with the court on January 22, 2007 and defendants’ reply papers were filed with the court on January 29, 2007. The motion is now pending before the court.

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

The federal government and certain states had been investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). On November 14, 2006, the Company entered into a civil settlement agreement, under which the Company paid the federal government and participating state governments $51 million to satisfy all of the federal and state civil claims and related plaintiff legal fees. The Company recorded a special litigation charge of $57.5 million pretax ($45.3 million aftertax) in its financial results for 2006 to establish a reserve relating to the aforementioned investigation. The settlement agreement also resulted in the dismissal, with prejudice, of a number of other allegations included in complaints filed by two qui tam relators. Another issue alleged by one of the qui tam relators remains under seal and was not resolved by the settlement. As part of the settlement agreement, the Company also entered into a corporate integrity agreement with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 14, 2006. The corporate integrity agreement requires that the Company maintain its compliance program in accordance with the terms of the corporate integrity agreement. The agreement contains specific requirements regarding the development and implementation of therapeutic interchange programs and the general training of certain Company employees as to the requirements of the Company’s compliance program and the corporate integrity agreement. The requirements of the corporate integrity agreement could result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities. Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.

On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning its investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 5, 2006, the Company entered into a voluntary settlement agreement and a two-year corporate integrity agreement with the State of Michigan to resolve the billing issues under the Michigan Medicaid program. Under the terms of the settlement agreement, the Company paid the State of Michigan approximately $43 million, with an additional amount of approximately $6 million to be paid over the following three years. The settlement agreement does not include any finding of wrongdoing or any admission of liability. With respect to claims that Specialized Pharmacy Services was not billing properly for drugs provided to hospice patients, which were not covered by the settlement agreement, the Company has reached an agreement in principle to settle the matter with the State of Michigan. Although the final details of the agreement with respect to the hospice claims have not yet been resolved, it is anticipated that the Company will pay approximately $3.5 million to the State of Michigan to settle the matter. The Company recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for 2006 based on the terms of the settlement agreement. The corporate integrity agreement with the State of Michigan requires that the Company and Specialized Pharmacy Services maintain Specialized Pharmacy Services’ compliance program in accordance with the terms of the corporate integrity agreement. The agreement contains specific requirements regarding compliance with Medicaid policies governing access to pharmacy facilities and records, unit dose billing agreements, consumption billing, hospice patient terminal illness prescriptions and prescriptions dispensed after death. The requirements of the corporate integrity agreement could result in increased costs to maintain Specialized Pharmacy Services’ compliance program and greater scrutiny by Michigan regulatory authorities. Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the

United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group (see discussion of the UnitedHealth Group matter above), and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants’ motion to dismiss the second amended complaint is due on or before March 12, 2007.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. On January 12, 2007, the defendants filed a motion to dismiss the consolidated action on the grounds that the dismissal of the substantially identical Irwin action (see discussion of the Irwin matter below) by the United States District Court for the Eastern District of Kentucky on November 20, 2006 should be given preclusive effect and thus bars re-litigation of the issues already decided in Irwin. On February 23, 2007, a status hearing was held at which plaintiffs indicated their intention to amend the complaint as of right in response to defendants' pending motion to dismiss, which the Court agreed they would be permitted to do.

On March 23, 2006, a shareholder derivative action entitled Irwin v. Gemunder, et al., 2:06cv62, was filed in the United States District Court for the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the purported improper substitution of generic drugs. The complaint sought, among other things, damages, restitution and injunctive relief. On July 28, 2006, plaintiff filed an amended complaint, adding the same factual allegations that were added to the consolidated amended complaint in the HOD Carriers action and a third officer as a defendant. Defendants thereafter moved to dismiss the complaint for failure to state a claim and failure to make a pre-suit demand on the board of directors of the Company, as required by law. The court, by order and judgment dated November 20, 2006, granted the motion and dismissed this action for failure to make a pre-suit demand on the Omnicare board, a majority of whom the court found to be disinterested and independent. By letter dated November 22, 2006, counsel to the Irwin plaintiff made a demand on the Company’s board of directors that it proceed with a civil action against the individual directors within six months based on the allegations and claims that were set forth in the Irwin complaint. The Company’s board of directors intends to respond to the letter in due course.

On September 18, 2006, a second federal shareholder derivative action entitled Geldzahler v. Gemunder, et al., was filed in United States District Court for the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and for violation of Section 14(a) of the Securities Exchange Act of 1934 arising out of the Company’s alleged violations of federal and state health care laws based primarily upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief. On December 8, 2006, the Company’s board of directors moved to dismiss this action on the ground that the Court’s November 20, 2006 dismissal of the substantially similar Irwin action (see discussion of the Irwin matter above) barred plaintiff from re-litigating the issues that led to the dismissal of the Irwin action. In response, on January 9, 2007, plaintiff filed a motion to voluntarily dismiss this action without prejudice, which the Court granted on February 26, 2007.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers of the Company at the time of this Filing are as follows:

Name	Age	Office(1)	First Elected to Present Office

Joel F. Gemunder	67	President and Chief Executive Officer(2)	May 20, 1981

Patrick E. Keefe	61	Executive Vice President and Chief Operating Officer(3)	January 16, 2007

Leo P. Finn III	48	Senior Vice President - Strategic Planning and Development(4)	August 15, 2005

David W. Froesel, Jr.	55	Senior Vice President and Chief Financial Officer	March 4, 1996

Cheryl D. Hodges	54	Senior Vice President and Secretary	February 8, 1994

Kirk M. Pompeo	50	Senior Vice President - Sales and Marketing(5)	April 7, 2004

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.

(2)	Mr. Gemunder was appointed Chief Executive Officer of the Company on May 21, 2001, having served as the President and a principal executive officer of the Company since 1981.

(3)

Mr. Keefe was appointed Executive Vice President and Chief Operating Officer on January 16, 2007. From August 2005 – January 2007, Mr. Keefe served as Executive Vice President – Global Markets. From February 1997 until August 2005, he served as Executive Vice President – Operations, and from 1994 to 1997 as Senior Vice President of Operations. Prior to that time, Mr. Keefe joined Omnicare in 1993 as Vice President of Operations.

(4)

Mr. Finn was appointed Senior Vice President – Strategic Planning and Development on August 15, 2005. From May 1997 – August 2005, Mr. Finn served as Vice President – Strategic Planning and Development. From 1995 to 1997, he served as Regional Vice President of Operations for the Company’s Illinois, Iowa, and Wisconsin pharmacy operations. Prior to that time, Mr. Finn joined Omnicare in 1990 as Vice President of Business Development.

(5)

Mr. Pompeo was appointed Senior Vice President-Sales and Marketing on April 7, 2004. From April 2003 until April 2004, Mr. Pompeo served as Senior Vice President-Sales and Marketing of NeighborCare, Inc. (an institutional pharmacy provider acquired by the Company in July 2005). Prior to that time, Mr. Pompeo served as Senior Vice President-Sales and Marketing of Integrated Health Services, Inc., a diversified health services provider of post–acute medical and rehabilitative services, from 1997 until April 2003.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2006 and 2005.

	2006		2005

	High	Low	High	Low

First Quarter	$61.81	$48.96	$35.99	$29.51
Second Quarter	$57.80	$41.95	$42.95	$32.80
Third Quarter	$48.77	$42.56	$56.24	$43.30
Fourth Quarter	$45.62	$37.13	$61.85	$51.86

The number of holders of record of our Common Stock on January 31, 2007 was 2,662. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Stock Performance Graph

The following graph compares the cumulative total return for the last five years on a $100 investment (assuming dividend reinvestment) on December 31, 2001 in each of the Common Stock of the Company, the Standard & Poor’s 500 Stock Index and the OCR Peer Group Index.

	December 31,

	2001	2002	2003	2004	2005	2006

Omnicare, Inc.	$100.00	$96.16	$163.46	$140.46	$232.58	$157.35
S&P 500	100.00	77.94	100.29	111.21	116.64	135.07
OCR Peer Group	100.00	81.38	103.58	115.30	154.34	170.30

The OCR Peer Group Index includes the following companies: AmerisourceBergen Corporation, Beverly Enterprises Inc. (through its acquisition date), Manor Care, Inc., Parexel International Corp., Pharmaceutical Product Development, Inc., PSS World Medical Inc., and Sunrise Senior Living, Inc. The total return calculations reflected in the foregoing graph were performed by Zacks Investment Research, Inc.

Dividends

On February 15, 2007, the Board of Directors approved a quarterly cash dividend of $0.0225, for an indicated annual rate of $0.09 per common share for 2007, which is consistent with annual dividends paid per common share for the 2006 and 2005 years. It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, there can be no assurances as future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.

Stock Repurchases

A summary of the Company’s repurchases of the Company’s common stock during the quarter ended December 31, 2006 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2006	0	$—	—	—
November 1 - 30, 2006	16	38.30	—	—
December 1 - 31, 2006	17	38.80	—	—

Total	33	$38.55	—	—

(a)          During the fourth quarter of 2006, the Company purchased 33 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

Additional information regarding our equity compensation plans is included at Items 8 and 12 of this Filing.

ITEM 6 - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Items 8 and 7, respectively, of this Filing.

Five-Year Summary of Selected Financial Data

Omnicare, Inc. and Subsidiary Companies

(in thousands, except per share data)

	For the years ended and at December 31,
	2006	2005	2004		2003		2002

INCOME STATEMENT DATA:(a)(b)

Net sales (c)	$6,492,993	$5,292,782	$4,119,891		$3,499,174		$2,632,754

Net income	$183,572	$226,491	$236,011		$194,368		$125,906

Earnings per common share data:
Basic	$1.55	$2.19	$2.29		$1.97		$1.34

Diluted	$1.50	$2.10	$2.17	(d)	$1.89	(d)	$1.33

Dividends per common share	$0.09	$0.09	$0.09		$0.09		$0.09

Weighted average number of common shares outstanding:
Basic	118,480	103,551	103,238		98,800		94,168

Diluted	122,536	108,804	112,819	(d)	107,896	(d)	94,905

BALANCE SHEET DATA (at end of period):(a)

Cash and cash equivalents	$138,034	$215,421	$84,169		$187,413		$137,936
Working capital (current assets less current liabilities)	1,872,427	1,360,391	1,082,297		920,328		704,908
Goodwill	4,225,011	4,029,482	2,003,223		1,690,558		1,188,907
Total assets	7,398,471	7,157,405	3,899,181		3,395,021		2,427,585
Long-term debt (excluding current portion), net of swap(e)(f)	2,955,120	2,719,392	1,234,067		1,082,677		720,187
Stockholders’ equity(e)	3,163,451	2,942,046	1,927,108		1,676,024		1,275,062

OTHER FINANCIAL DATA:(a)
Net cash flows from operating activities	$108,520	$263,539	$168,858		$174,066		$150,719
EBITDA(g)	599,991	601,951	498,732		440,603		301,849
Net cash flows from investing activities	(126,872)	(2,646,103)	(415,973)		(678,049)		(152,383)
Capital expenditures(h)	31,251	24,239	17,926		17,115		24,648
Net cash flows from financing activities	(60,114)	2,514,759	144,442		549,902		(29,576)

See the related notes to Five-Year Summary of Selected Financial Data on the following pages.

(a)

Omnicare, Inc. (“Omnicare” or the “Company”) has had an active acquisition program in effect since 1989. See the “Acquisitions” note of the Notes to Consolidated Financial Statements for additional information concerning acquisitions that impact the comparability of our results.

(b)	The following aftertax charges are included in net income for the years ended December 31 (in thousands):

	2006		2005		2004	2003		2002

Call premium and write-off of unamortized debt issuance costs	$—		$20,364	(1)	$—	$7,853	(1)	$—
Restructuring and other related charges	18,758	(2)	11,760	(2)	—	—		14,381	(2)
Litigation charges	100,507	(3)	—		—	—		—
Heartland matters	21,232	(3)	—		—	—		—
Other expense	3,918	(2)	—		—	—		—

Total	$144,415		$32,124		$—	$7,853		$14,381

(1)	See the “Debt” note of the Notes to Consolidated Financial Statements.

(2)	See the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

(3)	See the “Commitments and Contingencies” note of the Notes to the Consolidated Financial Statements.

(c)

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

(d)

In connection with the adoption of EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”) in the fourth quarter of 2004, the Company restated previously reported diluted earnings per share and the diluted weighted average number of common shares outstanding for all periods since the second quarter of 2003, the period during which the 4.00% junior subordinated convertible debentures were outstanding.

(e)

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

	2006	2005	2004	2003	2002

EBITDA	$599,991	$601,951	$498,732	$440,603	$301,849
Subtract:
Interest expense, net of investment income	(159,830)	(159,823)	(67,237)	(77,134)	(53,535)
Income tax provision	(136,924)	(135,315)	(139,188)	(116,081)	(77,145)
Changes in assets and liabilities, net of effects from acquisition of businesses	(358,528)	(219,333)	(226,715)	(165,442)	(76,101)
Add:
Provision for doubtful accounts	82,209	58,024	45,112	44,680	31,163
Deferred tax provision	81,602	110,280	58,154	43,685	15,428
Write-off of debt issuance costs	—	7,755	—	3,755	—
Non-cash portion of restructuring charges	—	—	—	—	9,060

Net cash flows from operating activities	$108,520	$263,539	$168,858	$174,066	$150,719

(h)	Primarily represents the purchase of computer equipment and software, machinery and equipment, and furniture, fixtures and leasehold improvements.

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

Overview of 2006 and Consolidated Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,406,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2006. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

The following summary table presents consolidated net sales and results of operations for Omnicare for each of the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	For the years ended December 31,
	2006	2005	2004

Net sales	$6,492,993	$5,292,782	$4,119,891

Net income	$183,572	$226,491	$236,011

Earnings per share:
Basic	$1.55	$2.19	$2.29

Diluted	$1.50	$2.10	$2.17

EBITDA(a)	$599,991	$601,951	$498,732

(a)

“EBITDA” represents earnings before interest (net of investment income), income taxes, depreciation and amortization. The Company believes that certain investors find EBITDA to be a useful tool for measuring a company’s ability to service its debt, which is also the primary purpose for which management uses this financial measure. However, EBITDA does not represent net cash flows from operating activities, as defined by U.S. GAAP, and should not be considered as a substitute for operating cash flows as a measure of liquidity. The Company’s calculation of EBITDA may differ from the calculation of EBITDA by others. See Five-Year Summary of Selected Financial Data for a reconciliation of EBITDA to net cash flows from operating activities, at Part II, Item 6 of this Filing.

2006 vs. 2005

Total net sales for the year ended December 31, 2006 rose to $6,493.0 million from $5,292.8 million in the comparable prior year period. Diluted earnings per share for the year ended December 31, 2006 were $1.50 versus $2.10 in the same prior year period. Net income for the year ended December 31, 2006 was $183.6 million versus $226.5 million earned in the comparable 2005 period. EBITDA totaled $600 million for the year ended December 31, 2006 as compared with $602.0 million for the same period of 2005.

Sales and profitability results are discussed in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The new prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, Omnicare experienced a significant shift in payor mix (as a % of annual sales) during the year ended December 31, 2006. The payor mix for the 2006 full year was approximately 42% Medicare, 12% Medicaid, 43% private pay, third-party and facility, and 3% other sources. Prior to the implementation of the new Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources. As expected with such a significant change in payor source and reimbursement system, the year ended December 31, 2006 was a transition period as the Company devoted considerable time, effort and resources to addressing certain administrative, operational and payment issues associated with the implementation of Part D. As a result, the Company incurred incremental expenses of approximately $27.3 million pretax (approximately

$17.4 million aftertax) during the year ended December 31, 2006 comprising temporary labor, administrative and operating costs incurred in connection with the implementation of the new Medicare Part D drug benefit. These expenditures were necessary to support the billing and cash collection functions, as well as handle the disruption in the timing of work flow and delivery of medications created by these implementation issues. While considerable progress has been made in addressing many of the Part D implementation issues, Omnicare continues to devote resources to the ongoing resolution of these matters and expects incremental Part D transition expenses to continue until such time that the various implementation issues are resolved.

The results for the year ended December 31, 2006 were also impacted by the unilateral reduction by UnitedHealth Group and its Affiliates (“United”) in the reimbursement rates paid by United to Omnicare under its pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in rates that resulted from United’s action reduced sales and operating profit for the year ended December 31, 2006 by approximately $68.2 million (approximately $43.3 million aftertax). This matter is currently the subject of litigation initiated by Omnicare in federal court. See further discussion at the “Legal Proceedings” section at Part I, Item 3 of this Filing.

The Company’s consolidated gross profit of $1,600.4 million increased $301.3 million for the full year 2006 from the same prior-year period amount of $1,299.1 million, due primarily to the increase in sales discussed in the “Pharmacy Services Segment” and “CRO Services Segment” captions below. Gross profit as a percentage of total net sales of 24.6% in the year ended December 31, 2006, was slightly higher than the 24.5% experienced during 2005. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals, the increased use of generic drugs, the impact of productivity enhancements, a favorable payor mix shift (offset in large measure by the aforementioned United reimbursement rate reduction), cost savings associated with the integration of NeighborCare, Inc. (“NeighborCare”), and the addition of the higher-margin RxCrossroads, LLC. (“RxCrossroads”) and excelleRx, Inc. (“excelleRx”) businesses. These favorable year-over-year factors were offset by competitive pricing pressures, Medicaid reimbursement reductions in late 2005 (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D), Part D transition expenses and special charges. Specifically, gross profit for the year ended December 31, 2006 was impacted by a special charge related to the quality control, product recall and fire issues at its Heartland repackaging facility, of which $27.7 million impacted gross profit, and the Michigan Medicaid matter, of which $10.3 million impacted gross profit, as further discussed in “Special Charges” caption below. While progress has been made in addressing many of the Heartland matters, Omnicare continues to devote resources to the ongoing resolution of these matters and expects incremental expenses to continue until such time that the various matters are resolved. In order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

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

Omnicare’s selling, general and administrative (“operating”) expenses for the year ended December 31, 2006 of $969.6 million were higher than the comparable year amount of $758.7 million by $210.9 million, due primarily to the overall growth of the business, including the full year impact of the 2005 acquisitions, including NeighborCare, excelleRx and RxCrossroads. Operating expenses as a percentage of total net sales were 14.9% in 2006, representing an increase from the 14.3% experienced in the comparable prior-year period. Operating expenses for the year ended December 31, 2006 were unfavorably impacted by a $24.5 million increase in amortization and depreciation expenses, largely related to the 2005 acquisitions, $6.1 million pretax charge associated with retention payments for certain NeighborCare employees, $7.1 million pretax of additional equity-based compensation expense for stock options and stock awards related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), increased legal and professional costs and the previously discussed temporary costs associated with the implementation of the new Medicare Part D drug benefit. Partially offsetting the increased operating expenses were the favorable impact of leveraging of fixed (e.g., rents) and variable (e.g., utilities) overhead costs over a larger sales base in 2006 than that which existed in 2005 and the Company’s continued productivity enhancements, including the ongoing restructuring program commenced in connection with the NeighborCare acquisition and the commencement of the “Omnicare Full Potential” Plan, as further discussed in “Restructuring and Other Related Charges” caption below. In addition, the year ended December 31, 2005 included $4.9 million pretax charge in connection with the legal settlement of certain contractual issues with two vendors, $3.0 million pretax charge for professional fees and expenses related to the first quarter 2005 trust PIERS exchange offering and the purchase of the Company’s 8.125% senior subordinated notes due 2011, and $1.1 million pretax charge for acquisition-related expenses.

Effective January 1, 2006, the Company adopted SFAS 123R which requires the Company to record compensation costs relating to equity-based payments in its financial statements. As previously mentioned, operating income for the year ended December 31, 2006 includes additional equity-based compensation expense for stock options and stock awards of approximately $7.1 million pretax (approximately $4.5 million aftertax) related to the adoption of SFAS 123R. See additional discussion at the “Critical Accounting Policies” section of this MD&A.

Investment income for the year ended December 31, 2006 of $10.5 million was approximately $4.7 million higher than the $5.8 million earned in the comparable prior year period, primarily due to higher interest rates and average invested cash and retirement plan asset balances versus the prior year.

Interest expense for the year ended December 31, 2006 of $170.3 million was approximately $4.7 million higher than the $165.6 million in the comparable prior-year period, primarily due to increased overall borrowings resulting from the new debt issuances completed in the latter half of 2005 in connection with the previously mentioned acquisitions, and increased interest rates for variable rate loans. In addition, interest expense for the year ended December 31, 2005 included special charges of approximately $35.0 million, primarily related to the debt extinguishment and new debt issuance costs in connection with the Company’s financing plan.

The effective income tax rate was 42.7% in 2006, significantly higher than the prior-year rate of 37.4% due primarily to certain nondeductible litigation costs recognized in the 2006 period, partially offset by the favorable effect of a fourth quarter 2006 increase in tax benefits associated primarily with certain state income tax net operating losses totaling approximately $5.0 million after tax, as well as an overall reduction of the Company’s ongoing state effective tax rate in 2006. The effective tax rates in 2006 and 2005 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, and various nondeductible expenses (including a portion of the aforementioned litigation costs).

Special Charges

The year ended December 31, 2006 included the following charges, which primarily impacted the Pharmacy Services segment, that management considers to be special charges, and not related to Omnicare’s ordinary course of business:

(i) Operating income included a special litigation charge of $57.5 million pretax ($45.3 million aftertax) to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on discussions between these government representatives, the Company and its legal counsel. As previously disclosed, the inquiries relate to the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). The Company made settlement payments of approximately $51.0 million in the fourth quarter of 2006 related to these matters. This special litigation charge represents the Company’s current best estimate of the settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

(ii) On October 5, 2006, the Company announced it had reached a voluntary Settlement Agreement with the State of Michigan to resolve certain billing issues under the Michigan Medicaid program. The Company also announced that it has reached an agreement in principle with the State of Michigan with respect to certain hospice claims. The year ended December 31, 2006 included a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax), based on the terms of the settlement agreements. The Company paid $43.0 million related to the Michigan settlement in the fourth quarter of 2006. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

(iii) Operating income included a special litigation charge of $13.6 million pretax ($8.6 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions and the Company’s lawsuit against United. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

(iv) Operating income included restructuring and other related charges of approximately $29.6 million pretax ($18.8 million aftertax). Approximately $17.5 million of the pretax charge ($11.1 million aftertax) relates to the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. The remaining $12.1 million of the pretax charge ($7.7 million aftertax) relates to the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition, as well as initiatives intended to streamline pharmacy services and contract research organization operations. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring Other Related Charges” section of this MD&A.

(v) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility has been closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company has decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues and restore centralized repackaging to full capacity; however, the Company cannot currently predict when such restructuring of operations will occur. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, Omnicare has been and continues to be able to meet the needs of all of its client facilities and their residents. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010. Addressing these issues served to increase costs and as a result, the year ended December 31, 2006 included special charges of $33.7 million pretax (approximately $27.7 million and $6.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($21.2 million aftertax) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax, as well as $14.8 million pretax for the incremental costs associated with the quality control, product recall and fire damage issues at Heartland. The Company maintains product recall, property and casualty, and business interruption insurance and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of December 31, 2006, no receivables for insurance recoveries have been recorded by the Company.

(vi) Operating income included a special charge of approximately $6.1 million pretax ($3.9 million aftertax) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

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

The “Omnicare Full Potential” Plan is expected to be completed over a 30-month period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, and the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $80 million over this 30-month period. The charges include severance pay, excess lease costs, professional fees and other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Program of approximately $17.5 million (approximately $11.1 million aftertax) during 2006. The remainder of the overall restructuring charge will be recognized and disclosed over the 2007 and 2008 years as various phases of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $30 million to $40 million over the 30-month period. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations. Approximately 750 of these positions have been eliminated as of December 31, 2006.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

2005 Program

In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives were related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies were also identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. The consolidation activity and other productivity initiatives of the 2005 Program resulted in the closure of 29 Omnicare facilities, of which 26 were pharmacy operations. Additionally, there was a net reduction in force of approximately 900 positions relating to the 2005 Program. Of this reduction in force, approximately 96% were in the pharmacy operations and the remaining reductions were at the corporate headquarters or the Company’s contract research operations. Restructuring activities in the contract research organization segment related primarily to facility lease obligations.

The Company has generated in excess of $40 million in pretax savings from pharmacy closures and other consolidation and productivity initiatives implemented in connection with these activities. The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006, which related to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. Specifically, the Company recorded restructuring and other related charges of approximately $12 million and $19 million pretax during the years ended December 31, 2006 and 2005, respectively, (approximately $8 million and $12 million aftertax, respectively).

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

For a discussion regarding the Company’s outlook, please see the “Outlook” section of this MD&A.

Pharmacy Services Segment

	For the years ended December 31,
	2006	2005	2004

Net sales	$6,321,141	$5,110,414	$3,983,641

Operating income	$560,991	$583,954	$478,232

2006 vs. 2005

Omnicare’s Pharmacy Services segment recorded sales of $6,321.1 million for the year ended December 31, 2006, exceeding the 2005 amount of $5,110.4 million by $1,210.7 million, or 23.7%. At December 31, 2006, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,406,000 beds as compared with approximately 1,452,000 beds served at December 31, 2005. Contributing in large measure to the year-over-year increase in sales was the completion of several acquisitions in 2005 and 2006, in particular, the acquisition of NeighborCare completed in the third quarter of 2005. Further, the acquisitions of excelleRx and RxCrossroads in August 2005 and the completion of 17 acquisitions in 2006 also contributed to the year-over-year sales increase. In addition, Pharmacy Services sales increased due to a favorable payor mix shift (offset in large measure by the aforementioned second quarter reduction in reimbursement rates under the United Part D contract) and drug price inflation. The Company estimates that drug price inflation for its highest dollar volume products in 2006 was approximately 5%. These positive factors were partially offset by a marked increase in the use of generic drugs, a lower number of beds served along with a bed mix shift, Medicaid reimbursement reductions in late 2005 (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D) and competitive pricing pressures. Also unfavorably impacting sales for the year ended December 31, 2006, was a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest. Accordingly, the deconsolidation of these operations reduced reported sales by approximately $48 million but had no impact on earnings. While the Company is focused on reducing the impact of competitive pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not continue to impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $561.0 million in 2006, a $23.0 million decrease as compared with the $584.0 million earned in 2005. As a percentage of the segment’s sales, operating income was 8.9% in 2006, compared with 11.4% in 2005. Operating income in 2006 benefited from the increased sales discussed above, including the addition of NeighborCare, excelleRx and RxCrossroads, the increased use of generic drugs, the impact of productivity enhancement initiatives, as well as the overall synergies from the integration of prior-period acquisitions, particularly the NeighborCare acquisition. Although operating margins are generally unfavorably impacted by the initial addition of lower-margin institutional pharmacy acquisitions, the integration efforts have historically resulted in drug purchasing improvements, the consolidation of redundant pharmacy locations and other economies of scale, which serve to leverage the Company’s operating cost structure and have historically resulted in improved operating margins in the long-term as cost synergies are realized. Pharmacy Services operating income in the year ended December 31, 2005 included an expected benefit of $8.1 million attributable to the medication management performance provisions associated with a previously announced agreement with a third party under which Omnicare provided certain services to a now completed disease management demonstration project. The aforementioned positive factors in 2006 were more than offset by the special charges discussed below, as well as the Part D transition expenses and previously mentioned intensified competitive pricing and prior period Medicaid reimbursement reductions (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D). Specifically, operating income of the Pharmacy Services segment in the year ended December 31, 2006, was impacted by special pretax charges of approximately $187.6 million, including the aforementioned special litigation charges of $125.1 million, a $6.1 million charge associated with retention payments for certain NeighborCare employees as required under the acquisition agreement and the previously mentioned restructuring and other related charges, of which approximately $22.6 million was included in the Pharmacy Services segment and the previously mentioned $33.7 million in charges related to the quality control, product recall and fire issues at Heartland. In addition, operating income of the Pharmacy Services segment in the year ended December 31, 2005, was impacted by special pretax charges of approximately $11.3 million, including a $4.9 million charge for the settlement of litigation relating to certain contractual issues with two vendors, a charge for $1.1 million for acquisition-related expenses pertaining to a proposed transaction that was not consummated and the previously mentioned restructuring and other related charges, of which approximately $5.2 million was included in the Pharmacy Services segment.

On July 28, 2005, Omnicare completed its acquisition of NeighborCare. The acquisition, accounted for as a purchase business combination, included cash consideration of approximately $1.9 billion. The cash consideration included the pay off of certain NeighborCare debt totaling approximately $328 million, of which $78 million was retired by the Company immediately following the acquisition. In addition, the Company completed a tender offer for and subsequently purchased all of the $250 million outstanding principal amount of NeighborCare’s 6.875% senior subordinated notes, due 2013 (the “NeighborCare Notes”). The total consideration, excluding accrued and unpaid interest, paid for the NeighborCare Notes was approximately $274.2 million.

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

The NeighborCare acquisition provided opportunities to achieve economies of scale and cost synergies. The Company has implemented an integration plan under which the processes have been put in place to achieve such savings in the purchasing of pharmaceuticals, the elimination of redundant functions and the consolidation of facilities in overlapping geographic territories.

CRO Services Segment

	For the years ended December 31,
	2006	2005	2004

Net sales	$171,852	$182,368	$136,250

Operating income	$5,340	$1,561	$13,005

2006 vs. 2005

Omnicare’s CRO Services segment recorded revenues of $171.9 million for the year ended December 31, 2006, which decreased by $10.5 million, or 5.8% from the $182.4 million recorded in the same prior year period. In accordance with EITF Issue No. 01-14, the Company included $25.6 million and $28.5 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2006 and 2005, respectively. Revenues for 2006 were lower than in the same prior year period primarily due to the aforementioned decrease in reimbursable out-of-pockets of $2.9 million and the early termination and client-driven delays in the commencement of certain projects during 2006.

Operating income in the CRO Services segment was $5.3 million in 2006 compared with $1.6 million in 2005, an increase of $3.7 million. As a percentage of the segment’s revenue,

operating income was 3.1% in 2006 compared with 0.9% in 2005. This increase is primarily attributable to the CRO Services segment including pretax restructuring and other related charges of approximately $10.8 million in 2005 while the 2006 year only included pretax restructuring and other related charges of approximately $2.4 million. Operating income was unfavorably impacted by the reduction in revenues discussed above. Backlog at December 31, 2006 of $301.9 million was $33.0 million higher than the December 31, 2005 backlog of $268.9 million.

2005 vs. 2004 Results of Operations

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

The year ended December 31, 2005 included the following charges that management considers to be special charges:

(i) Operating expenses included a charge of approximately $4.9 million pretax ($3.1 million aftertax) in connection with the settlement of litigation relating to certain contractual issues with two vendors.

(ii) Operating expenses included a charge of $3.0 million pretax ($1.9 million aftertax) for professional fees and expenses incurred in connection with the issuance of the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”) of Omnicare Capital Trust II (the “New Trust”) and the purchase of the Company’s 8.125% senior subordinated notes due 2011 pursuant to a tender offer and consent solicitation. See further discussion of these transactions, at the “Disclosures About Aggregate Contractual Obligations and Off-Balance Arrangements” section of this MD&A.

(iii) Operating expenses included a charge of $1.1 million pretax ($0.7 million aftertax) for acquisition-related expenses pertaining to a proposed transaction that was not consummated.

(iv) Operating income included a restructuring charge of approximately $18.8 million pretax ($11.8 million aftertax) in connection with the Company’s previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition, as well as initiatives intended to streamline pharmacy services and contract research organization operations. See further discussion of the restructuring charge at the “Restructuring and Other Related Charges” section of this MD&A.

(v) Interest expense included charges of approximately $35.0 million pretax ($22.0 million aftertax) as follows:

a)

A charge of approximately $8.7 million pretax ($5.5 million aftertax) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s old term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the new term A loan and revolving credit facility, and debt costs related to the 364-day loan facility entered into during the third quarter of 2005. See further discussion of the associated financing transactions at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.

b)

A charge of approximately $23.8 million pretax ($14.9 million aftertax) in connection with the write-off of certain deferred financing fees and the payment of early redemption fees related to the Company’s purchase of approximately $366 million of the Company’s 8.125% senior subordinated notes due 2011 pursuant to a tender offer and consent solicitation. See further discussion of the associated financing transactions at the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.

c)	A charge of approximately $2.5 million pretax ($1.6 million aftertax) relating to estimated interest in connection with the vendor litigation settlements noted above.

The year ended December 31, 2004 included a charge totaling $7.4 million pretax ($4.6 million aftertax) in connection with certain state Medicaid audits related to prior periods, lowering gross profit by approximately $2.7 million and increasing operating expenses by approximately $4.7 million.

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

Operating income in the CRO Services segment was $1.6 million in 2005 compared with $13.0 million in 2004. As a percentage of the segment’s revenue, operating income was 0.9% in 2005 compared with 9.5% in 2004. This decrease is primarily attributable to the previously mentioned 2005 restructuring charge, of which approximately $10.8 million was included in the CRO Services segment, primarily relating to facility lease obligations. Operating income versus the comparable prior year period was also unfavorably affected, especially in the first three months of the year, by the impact of the Clinimetrics acquisition, largely as a result of the early completion of a large data management project, the results of which were accepted by the FDA more rapidly than anticipated. This resulted in lower revenues to coincide with the existent operating cost structure, which has since been modified through certain productivity improvements and cost reduction efforts. Operating results were also impacted by several client-driven cancellations and delays in the commencement of certain projects during the fourth quarter of 2005, and reflects the somewhat volatile nature of this business given the numerous variables that are outside the Company’s control. Backlog at December 31, 2005 of $268.9 million was $8.0 million less than the December 31, 2004 backlog of $276.9 million, but was $10.6 million higher than the September 30, 2005 backlog of $258.3 million.

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

Omnicare’s operating expenses for the year ended December 31, 2005 of $758.7 million were higher than the comparable year amount of $587.9 million by $170.8 million, due primarily to the overall growth of the business, including the aforementioned completion of several acquisitions, including NeighborCare, excelleRx and RxCrossroads. Operating expenses as a percentage of total net sales totaled 14.3% in 2005, consistent with the prior-year period rate of 14.3%. Operating expenses for the year ended December 31, 2005 were unfavorably impacted by a $22.7 million increase in amortization and depreciation expenses largely related to the 2005 acquisitions, the aforementioned $4.9 million charge in connection with the legal settlement of certain contractual issues with two vendors, the aforementioned $3.0 million charge for professional fees and expenses incurred in connection with the issuance of the New Trust PIERS and the purchase of the Company’s 8.125% senior subordinated notes due 2011, and the aforementioned $1.1 million charge for acquisition-related expenses. Also initially impacting operating expenses were the 2005 acquisitions, including the addition of the NeighborCare business, which had a higher operating cost structure at the time of the acquisition. As the NeighborCare integration plan is completed and expected cost synergies are realized, operating expenses as a percentage of net sales should be favorably impacted. Offsetting these factors were the favorable impact of leveraging fixed and variable overhead costs over a larger sales base in 2005 than that which existed in 2004 and the Company’s continued productivity enhancements, including the commencement of a restructuring program in connection with the NeighborCare acquisition. In addition, the full year ended December 31, 2004 included the previously discussed charge in connection with certain state Medicaid audits related to prior periods, which increased operating expenses by approximately $4.7 million.

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

Impact of Inflation

As previously mentioned, the Company estimates that drug price inflation for its highest dollar volume products in each of the three years ended December 31, 2006 approximated 5% to 6%, which tends to impact sales and costs of sales at approximately the same level. Therefore, inflation has not materially affected Omnicare’s income from continuing operations, inasmuch as government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents plus restricted cash at December 31, 2006 were $141.8 million compared with $218.1 million at December 31, 2005 (including restricted cash amounts of $3.8 million and $2.7 million, respectively).

The Company generated positive net cash flows from operating activities of $108.5 million during the year ended December 31, 2006, compared with net cash flows from operating activities of $263.5 million and $168.9 million during the years ended December 31, 2005 and 2004, respectively. Largely contributing to net cash flows from operating activities during the year ended December 31, 2006 were operating results during the period. Year-over-year cash flow was impacted by an increase in accounts receivable, including the impact of administrative and payment issues associated with the implementation of the new Medicare Part D drug benefit, resulting in outstanding net receivables for copays and rejected claims of approximately $26 million and $33 million at December 31, 2006, respectively. In addition, cash flow from operations in 2006 was impacted by cash payments of $104.2 million related to the litigation matters and $12.5 million related to the Heartland matters. See further discussion of these matters at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing. This unfavorable impact was partially offset by the first quarter 2006 return of a $38.3 million deposit from one of the Company’s drug wholesalers. Cash flow from operations for 2006 also included the return of a $44.0 million deposit from another of the Company’s drug wholesalers in connection with a change in accounts payable payment terms to more frequent, weekly payments. The impact of these more frequent payments on cash flow in 2006 slightly more than offset the $44.0 million return of the deposit. Current year operating cash flows, invested cash, as well as proceeds from the first quarter of 2006 issuance of common stock, were used primarily for acquisition-related payments, litigation related payments, capital expenditures, dividend payments and debt payments.

The Company anticipates that operating cash flows will be unfavorably impacted by increased cash payments in 2007 for income tax payments and the funding of pension obligations, as compared to the 2006 tax payments and pension obligations funding levels of approximately $17 million and $14 million, respectively. The 2006 income tax payments were favorably impacted by the special charges incurred in 2006 for litigation settlement payments and restructuring costs; a large Federal tax overpayment credited from 2005 to 2006; and incremental net operating loss carryforwards from the NCS Healthcare and Neighborcare acquisitions, which will not be available in 2007. Without the impact of these items, the 2006 tax payments would have been approximately $115 million. Income tax payments in 2007 are currently expected to be consistent with this $115 million level, plus additional 2006 income tax payments of approximately $17 million which will be paid in the first quarter of 2007. This combined estimated total tax payments amount of $132 million for 2007 will be adjusted for the tax effects of any increase or decrease in pretax earnings over the 2006 earnings before the impact of any special charges. Further, the estimated aggregate contributions to rabbi trusts expected to be funded in 2007 relating to the Company’s pension obligations, based on the actuarial assumptions in place at year end 2006, total approximately $32 million, which is an increase of $18 million over the 2006 contribution.

Net cash used in investing activities was $126.9 million, $2.6 billion and $416.0 million in 2006, 2005 and 2004, respectively. Acquisitions of businesses required cash payments of $94.3 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) in 2006 relating to 17 acquisitions, which were primarily funded by the issuance of common stock, invested cash and operating cash flows. Acquisitions of businesses during 2005 and 2004 required cash payments of $2.6 billion and $398.6 million, respectively, (including amounts payable pursuant to acquisition agreements relating to pre-2005 and pre-2004 acquisitions), which were primarily funded by proceeds from long-term debt borrowings, the issuance of common stock and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash used in financing activities was $60.1 million for the year ended December 31, 2006, as compared to net cash provided by financing activities of $2.5 billion for the year ended December 31, 2005. During 2006, the Company paid down $100 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Borrowings during

2005 were primarily related to the Company entering into the new $3.4 billion Credit Agreement during the third quarter of 2005, primarily to provide interim financing for the NeighborCare, excelleRx and RxCrossroads transactions. The Credit Agreement consisted of a $1.9 billion 364-day loan facility, a five year $800 million revolving credit facility due 2010 and a five year $700 million senior term A loan facility due 2010. Proceeds from the Credit Agreement were also utilized to retire the Company’s old revolving credit facility and old term A loan, resulting in net payments on these two borrowings of $305.4 million during the year ended December 31, 2005. On December 15, 2005, the Company completed a major refinancing undertaken primarily to provide long-term financing for the NeighborCare, excelleRx and RxCrossroads transactions. Total gross proceeds from the refinancing were approximately $2.5 billion from the issuance of $225 million of 6.75% senior subordinated notes due 2013, $525 million of 6.875% senior subordinated notes due 2015, $977.5 million of 3.25% convertible senior debentures due 2035, and $765.9 million of Omnicare common stock (excluding gross proceeds of approximately $51 million received in January 2006 from the underwriters of the common stock offering exercising their option in part to purchase an additional 850,000 shares of common stock at $59.72 per share). The net proceeds from the refinancing were primarily utilized to pay off the interim financing provided by the $1.9 billion 364-day loan facility and the purchase of approximately $366 million of the Company’s 8.125% senior subordinated notes due 2011 pursuant to a tender offer and consent solicitation. Net cash provided by financing activities was $144.4 million in 2004. Net borrowings on the then existing credit facility totaled $170 million in 2004 and were primarily used for payments related to the acquisition of businesses. See further discussion of the Company’s financing activities at the “Debt” note of the Notes to Consolidated Financial Statements.

At December 31, 2006, there were no outstanding borrowings on the $800 million revolving credit facility, and $600 million in borrowings were outstanding on the new senior term A loan facility. As of December 31, 2006, the Company had approximately $25.3 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On February 15, 2007, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2007, which is consistent with annual dividends paid per common share for the 2006, 2005 and 2004 years. Aggregate dividends of $10.9 million paid during 2006 were modestly higher than the $9.5 million and $9.4 million paid in 2005 and 2004, respectively, due to the late 2005 and early 2006 common stock offering, as further discussed at the “Public Offering of Common Stock” note of the Notes to Consolidated Financial Statements.

There were no material commitments and contingencies outstanding at December 31, 2006, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and contingent payments originating from earnout and other provisions that may become payable, as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Although the Company has no current plans to refinance its indebtedness, issue additional indebtedness, or issue additional equity, the Company currently believes that external sources of financing are readily available and will access them as deemed appropriate (although no assurances can be given regarding the Company’s ability to obtain additional financing in the future).

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,965,411	$—	$—	$642,911	$2,322,500
Capital lease obligations(a)	14,127	5,371	5,883	1,938	935
Operating lease obligations	189,491	48,001	69,075	34,846	37,569
Purchase obligations(b)	80,994	78,994	2,000	—	—
Other current obligations(c)	271,544	271,544	—	—	—
Other long-term obligations(d)	342,510	—	126,610	26,525	189,375

Subtotal	3,864,077	403,910	203,568	706,220	2,550,379
Future interest relating to debt and capital lease obligations(e)	1,960,623	155,024	309,127	241,175	1,255,297

Total contractual cash obligations	$5,824,700	$558,934	$512,695	$947,395	$3,805,676

(a)

The noted obligation amounts represent the principal portion of the associated debt obligations. Details of the Company’s outstanding debt instruments can be found in the “Debt” note of the Notes to Consolidated Financial Statements.

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

As of December 31, 2006, the Company had approximately $25.3 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

As of December 31, 2006, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and the New Trust, which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the New Trust PIERS, respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item on Omnicare’s consolidated balance sheet, and the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in Omnicare’s notes to Consolidated Financial Statements. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

As of December 31, 2006, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at December 31, 2006 include $600.0 million outstanding under the variable-rate term A loan at an interest rate of 6.6% at December 31, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $6.0 million per year); $42.9 million borrowed on a variable-rate term loan at an interest rate of 5.5% at December 31, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.4 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of nine months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 7.63% at December 31, 2006 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $19 million at December 31, 2006 is recorded as a noncurrent liability and a reduction to the book carrying value of the related 6.125% Senior Notes. At December 31, 2006, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31,
	2006		2005

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

8.125% senior subordinated notes, due 2011	$—	$—	$8,775	$9,200
6.125% senior subordinated notes, due 2013, gross	250,000	241,300	250,000	245,600
6.75% senior subordinated notes, due 2013	225,000	221,900	225,000	230,900
6.875% senior subordinated notes, due 2015	525,000	520,400	525,000	538,100
4.00% junior subordinated convertible debentures, due 2033	345,000	372,200	345,000	512,800
3.25% convertible senior debentures, due 2035	977,500	830,900	977,500	972,000

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

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors. Since billing functions of the Company are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (oftentimes approved once additional information is provided to the payor). The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2006 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future operating results, cash flows and consolidated financial position.

Patient co-payments are associated with Medicare Part D (see further discussion below), certain state Medicaid programs, Medicare Part B and certain third-party payors and are typically not collected at the time products are delivered or services are rendered, but are billed to the individual as part of the Company’s normal billing procedures. These co-payments are subject to the Company’s normal accounts receivable collections procedures.

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

Contract Research Services Segment

A portion of the Company’s overall revenues relates to the Contract Research Services (“CRO”) segment, and is earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units-of-service basis. These contracts specifically identify the units-of-service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units-of-service. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units-of-service. The Company’s contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue, on the respective lines of the Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance and financial condition. Omnicare’s primary collection risk relates to facility, private pay and Part D customers. The Company provides a reserve for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Omnicare establishes this allowance for doubtful accounts using the specific identification approach, and considering such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. Management reviews this allowance on an ongoing basis for appropriateness. Judgment is used to assess the collectibility of account balances and the economic ability of customers to pay.

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable”; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 86 days and 72 days at December 31, 2006 and 2005, respectively, representing an overall increase of approximately 15 days. Largely impacting the DSO increase was the shift in payor mix from Medicaid to Medicare Part D, representing a net increase of approximately 10 days of the year-over-year DSO increase (approximately 16 additional DSOs for Medicare Part D, partially offset by a reduction in Medicaid DSOs of approximately 6 days). This net 10 day DSO increase resulted in an estimated increase in accounts receivable of $176 million, including administrative and payment issues associated with the implementation of the new Medicare Part D drug benefit, resulting in outstanding net receivables for copays and rejected claims of approximately $26 million and $33 million at December 31, 2006, respectively. Also impacting the year-over-year DSO was the overall increase in facility payor accounts receivable of approximately four days, or an estimated increase in accounts receivable of $70 million, relating largely to several of the Company’s larger nursing home chains. The remaining increase of one day relates to the aggregated impact of the Company’s other customer payor sources.

The allowance for doubtful accounts as of December 31, 2006 was $191.0 million, compared with $169.4 million at December 31, 2005. These allowances for doubtful accounts represented 11.2% and 11.8% of gross receivables (net of contractual allowances) as of December 31, 2006 and 2005, respectively. While there have been no significant changes in the Company’s bad debt expensing for the year ending December 31, 2006, unforeseen changes to future allowance for doubtful accounts percentages could materially impact the overall financial results and/or financial position of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of contractual allowances) as of December 31, 2006 would result in an increase to the allowance for doubtful accounts, as well as bad debt expense, of approximately $17.1 million pretax.

The following table is an aging of the Company’s December 31, 2006 and 2005 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2006

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$538,950	$95,910	$634,860
Facility payors	556,881	244,731	801,612
Private Pay payors	160,503	98,179	258,682
CRO	18,160	—	18,160

Total gross accounts receivable (net of contractual allowance adjustments)	$1,274,494	$438,820	$1,713,314

	December 31, 2005

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicaid, Medicare Part B and Third-Party payors	$409,383	$37,883	$447,266
Facility payors	549,186	170,752	719,938
Private Pay payors	171,907	71,740	243,647
CRO	18,816	357	19,173

Total gross accounts receivable (net of contractual allowance adjustments)	$1,149,292	$280,732	$1,430,024

Patient charges pending approval from Medicare, Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end. Once an approval to bill Medicare, Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicare, Medicaid or third-party receivable amount is recorded. The Company’s policy is to resolve accounts receivable with pending status as soon as practicable. Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2006.

Omnicare has standard policies and procedures for collection of its accounts receivable. The Company’s collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, the use of an in-house national collections department or outside collection agencies, and potentially mediation/arbitration or litigation when accounts are considered unresponsive. Omnicare’s collection efforts primarily relate to its facility and private pay customers, as well as efforts to collect/rework Medicare Part D copays and rejected claims. When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the national credit and collections department includes the exposed balance in its allowance for doubtful accounts requirements. At such time that a balance is definitively deemed to be uncollectible by Omnicare management (including the national credit and collections department), collections agencies and/or outside legal counsel, the balance is manually written off against the allowance for doubtful accounts. At December 31, 2006, the Company does not have a significant portion of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

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

The Company’s assessment of goodwill impairment is largely dependent on estimates of future cash flows at the aggregated reporting unit level, and a weighted-average cost of capital. The estimates of these future cash flows are based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis is performed. Further, they require management’s subjective judgments and take into account assumptions about overall growth rates and increases in expenses. To the extent the book carrying value of the assets exceed their fair value; an impairment loss would be recorded. Changes in these estimates of future cash flows or weighted-average cost of capital due to unforeseen events and circumstances could cause Omnicare’s analysis to indicate that goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of the Company’s goodwill, which could be material to the Company’s financial position, results of operations or cash flows. However, considering the results of its latest goodwill impairment review, particularly given the substantial margin by which estimated fair value exceeded the book carrying amounts of goodwill in its largest segment, Pharmacy Services, the Company does not anticipate a material impact on the consolidated financial statements from differences in these assumptions in the near term, although there can be no assurances given in this regard.

Insurance Accruals

Omnicare is self-insured for certain employee health insurance claims. The Company manages its health insurance risk by obtaining individual and aggregate stop-loss coverage in the amount of $150,000 per claim and 125% of expected aggregate claims, or approximately $42 million for the 2006 year. Omnicare insures all of its property and casualty programs (including worker’s compensation and professional liability) in excess of self-insured retentions, or deductibles, on the various policies of insurance (which range from between $50,000 and $1,000,000 per claim, depending on the type of coverage). Omnicare closely monitors and continually evaluates its historical claims experience, and obtains input from third-party insurance and valuation professionals, to estimate the appropriate level of accrual for its self-insured programs, including deductibles. These accruals include provision for incurred, as well as incurred but not yet reported, claims. In developing its self-insurance accrual estimates, the Company’s liability calculation also considers the historical claim lag periods and current payment trends of insurance claims (generally approximately 2 months for health, and 48-60 months for all other coverages). A change in the historical claim lag period assumption by one month for health insurance claims would affect health insurance expense by approximately $3.2 million pretax. A change in the historical claim lag period by one month for property and casualty insurance claims would affect property and casualty insurance expense by approximately $0.5 million pretax.

Although significant fluctuations may occur in the short-term due to unforeseen events potentially resulting in atypical claims experience, the Company’s historical claims experience, coupled with its stop-loss coverages, has consistently supported management’s assumption that this methodology provides for reasonable insurance expense estimates and accruals over a long-term period.

Employee Benefit Plans

For certain of its employee benefit plans, the Company utilizes estimates in developing its actuarial assumptions (including such items as the expected rate of return on plan assets, discount rate, mortality rates, and the assumed rate of compensation increase, among other items), and relies on actuarial computations to estimate the future potential liability, expense and funding requirements associated with these benefits. While it is required that the actuarial assumptions be reviewed each year as of the measurement date of December 31, the actuarial assumptions generally do not change between measurement dates. During Omnicare’s annual review, generally near the beginning of the fiscal year, the Company reviews and updates these assumptions, and considers historical experience, current market conditions and input from its third-party advisors, including any changes in interest rates, in making these assumptions. These actuarial assumptions and estimates attempt to anticipate future events, and if assessed differently or if they materially vary from actual results due to changing market and economic conditions, could have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. However, a one percentage point change in any of the individual aforementioned assumptions used to calculate the Company’s pension obligation, holding all other assumptions constant, would not have a material impact on the Company’s consolidated operating results.

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

Omnicare operates in a significant number of states and tax jurisdictions with varying tax laws. The Company is subject to both federal and state audits of tax returns in the normal course of business. While the Company believes it has provided adequately for tax liabilities in its consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on Omnicare’s consolidated financial position, results of operations or cash flows. If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience tax losses. Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential tax gains. A one percentage point change in the Company’s overall 2006, 2005 and 2004 effective tax rates would impact tax expense and net income by $3.2 million, $3.6 million and $3.8 million, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to the adoption of SFAS 123R, the Company accounted for stock incentive plans under the recognition and measurement principles of APB 25, and related Interpretations (intrinsic value method). Historically, stock option awards have been granted with an exercise price at least equal to the fair market value of Company stock upon grant. As a result, no stock-based employee compensation cost for stock options was reflected in net income. As further described in the “Recently Issued Accounting Standards” section of the “Description of Business and Summary of Significant Accounting Policies,” and “Stock-Based Employee Compensation,” notes of the Notes to the Consolidated Financial Statements, SFAS 123R requires the Company to record compensation costs relating to share-based payment transactions in its financial statements. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period).

The Company currently uses the Black-Scholes options pricing model to determine the fair value of stock options on the grant date, which is affected by Omnicare’s stock price as well as assumptions regarding a number of complex and subjective variables, as further discussed below. These variables include Omnicare’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, the risk-free interest rate and the stock’s dividend yield. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding and is estimated based on historical stock option exercise experience. The expected volatility is based on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options. The risk-free interest rate used in the option valuation model is based on United States Treasury Strip (“stripped coupon interest”) issues with remaining terms similar to the expected term of the stock options. The expected dividend yield is based on the current Omnicare stock yield. The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods as necessary to reflect any changes in actual forfeiture experience. Omnicare uses historical data to estimate pre-vesting forfeitures and records stock-

based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period. Considering the importance of each of the above assumptions in the calculation of fair value, the Company re-evaluates the estimate of these assumptions on a quarterly basis. While the Company believes its stock option fair value calculations are materially accurate, a one percentage point change in any of the individual aforementioned assumptions, holding all other assumptions constant, would not have a material impact on the fair value calculated by the Company.

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

Information pertaining to legal proceedings is further discussed at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

Information pertaining to recently issued accounting standards is further discussed at the “Recent Issued Accounting Standards” section of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

Outlook

Historically, the Company has derived approximately one-half of its revenues directly from government sources, and one-half from the private sector (including individual residents, third-party insurers, long-term care and other institutional health care facilities and its contract research organization business).

As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs. Since 1997, Congress has passed a number of federal laws that have effected major changes in the healthcare system and payments to certain providers.

The Balanced Budget Act of 1997 (the “BBA”) mandated a prospective payment system (“PPS”) for Medicare-eligible residents of skilled nursing facilities (“SNFs”). Prior to PPS, SNFs under Medicare received cost-based reimbursement. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS initially resulted in a significant reduction of reimbursement to SNFs. Congress subsequently sought to restore some of the reductions in reimbursement resulting from PPS. One provision gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when the Centers for Medicare & Medicaid Services (“CMS”) implemented a refined patient classification system under PPS. For several years, CMS did not implement such refinements, thus continuing the additional rate increase for certain high-acuity patients through federal fiscal year 2005.

In the final SNF PPS rule for fiscal year 2006, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the RUG categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. While the fiscal year 2007 SNF PPS rates do not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). Further, on February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $5.3 billion in fiscal year 2008 and $75.8 billion over 5 years. Among other things, the budget would provide no annual update for SNFs in 2008 and a -0.65 percent adjustment to the update annually thereafter. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The budget proposal also would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Most of these proposals would require congressional action. Moreover, Congress could adopt additional legislation in the future that would further restrict Medicare funding for SNFs.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which includes a major expansion of the Medicare prescription drug benefit under a new Medicare Part D, effective January 1, 2006. Prior to enrollment in Part D, Medicare beneficiaries were able to receive assistance with their outpatient prescription drug costs through a prescription drug discount card program. This discount card program began in June 2004, and provided enrollees access to negotiated discounted prices for prescription drugs. The discount card program ended May 15, 2006.

Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents Omnicare serves, whose drug costs were previously covered by state Medicaid programs. (In 2006, approximately 41% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.)

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who had not affirmatively enrolled in a Part D Plan as of December 31, 2005 were automatically enrolled into a Prescription Drug Plan (“PDP”) by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the Part D final rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding net receivables for copays and rejected claims of approximately $26 million and $33 million, respectively, at December 31, 2006. Until these administrative and payment issues have been resolved, the Company will not be able to determine fully the impact of the new Part D drug benefit on its results of operations, financial condition and cash flows.

The MMA does not change the manner in which Medicare pays for drugs for Medicare beneficiaries covered under a Medicare Part A stay. The Company continues to receive reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements it has negotiated with each SNF. The Company also continues to receive reimbursement from the state Medicaid programs, albeit to a greatly reduced extent, for those Medicaid beneficiaries not eligible for the Part D program, including those under age 65, and for certain drugs specifically excluded from Medicare Part D.

CMS has issued subregulatory guidance on many aspects of the final Part D rule including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS is requiring Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. CMS is accepting comments on this draft until April 16, 2007. The Company intends to negotiate with Plan sponsors with respect to the terms and conditions under which information would be provided.

CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. The Company is continuing to monitor implementation of the new Part D benefit, and until further agency guidance is known and until the administrative and payment issues associated with the transition to this massive program have been resolved, the Company cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows.

Other healthcare funding issues remain, including pressures on federal and state Medicaid budgets, and most states are taking steps to implement cost controls within their Medicaid programs. For example, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities.

The DRA also changed the so-called Medicaid upper limit rules for multiple source prescription drugs. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when a multiple source drug has two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Further, on December 22, 2006, CMS issued a proposed rule to implement the DRA provisions. Among other things, the proposed rule would: establish a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promote transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establish a uniform definition for AMP (which also could impact manufacturer drug rebate payments). These DRA provisions are expected to reduce federal and state Medicaid spending by $8.4 billion over five years. The DRA requires a final Medicaid drug payment regulation to be issued by July 1, 2007. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the final Medicaid drug payment regulation is issued, the Company cannot predict the impact of the revised rule on its business. There can be no assurance, however, that the changes under the DRA will not have an adverse impact on its business.

Changes in Medicaid policy in terms of provider taxes that help to finance payments to nursing facilities and payments to government-owned facilities could reduce payments to nursing facilities. Moreover, President Bush’s fiscal year 2008 budget proposal includes a series of proposals impacting Medicaid, including legislative and administrative changes that would reduce Medicaid payments by almost $26 billion over five years. Among other things, the proposed budget would further reduce the federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP of the lowest priced drug in the group, and allow states to use private sector formulary management techniques to leverage greater discounts through negotiations with drug manufacturers. While the Company has endeavored to adjust to these types of funding pressures in the past, there can be no assurance that these or future changes in Medicaid payments to nursing facilities, pharmacies, or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on its business.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing this price data. Although the settlement agreement is still subject to final approval of the court, the Company is evaluating the potential impact of the settlement in the context of certain of the contracts that it has with various payors and the actions that may be taken, if necessary, to offset or otherwise mitigate such impact. In addition, the government and private health insurance programs could discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals. There can be no assurance, however, that the First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company.

Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the increasing availability and utilization of generic drugs; and the long-term financing of the Medicare and Medicaid programs. Given competing national priorities, it remains difficult to predict the outcome and impact on the Company of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare, pharmaceutical and contract research industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D plan sponsors; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill; market conditions; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with our corporate integrity agreements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

We have completed integrated audits of Omnicare, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The

Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 28, 2007

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	For the years ended December 31,

	2006	2005	2004

Net sales	$6,492,993	$5,292,782	$4,119,891

Cost of sales (“COS”)	4,864,966	3,993,717	3,089,523
Heartland matters - COS (Note 15)	27,663	—	—

Gross profit	1,600,364	1,299,065	1,030,368

Selling, general and administrative expenses (“S,G&A”)	969,635	758,657	587,932
Restructuring and other related charges (Note 13)	29,562	18,779	—
Heartland matters - S,G&A (Note 15)	6,063	—	—
Litigation charges (Note 15)	114,778	—	—

Operating income	480,326	521,629	442,436

Investment income	10,453	5,787	3,184
Interest expense (Note 7)	(170,283)	(165,610)	(70,421)

Income before income taxes	320,496	361,806	375,199

Income tax provision	136,924	135,315	139,188

Net income	$183,572	$226,491	$236,011

Earnings per share:
Basic	$1.55	$2.19	$2.29

Diluted (Note 12)	$1.50	$2.10	$2.17

Weighted average number of common shares outstanding:
Basic	118,480	103,551	103,238

Diluted (Note 12)	122,536	108,804	112,819

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$138,034	$215,421
Restricted cash	3,777	2,674
Deposits with drug wholesalers	618	83,036
Accounts receivable, less allowances of $191,048 (2005-$169,390)	1,522,266	1,260,634
Unbilled receivables	21,949	17,195
Inventories	449,671	473,942
Deferred income tax benefits	94,231	107,967
Other current assets	194,282	200,026

Total current assets	2,424,828	2,360,895

Properties and equipment, at cost less accumulated depreciation of $286,157 (2005-$252,489)	200,425	231,734
Goodwill	4,225,011	4,029,482
Identifiable intangible assets, less accumulated amortization of $80,095 (2005-$45,153)	319,588	339,474
Rabbi trust assets for settlement of pension obligations (Note 10)	83,184	66,463
Other noncurrent assets	145,435	129,357

Total noncurrent assets	4,973,643	4,796,510

Total assets	$7,398,471	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262,918	$397,471
Accrued employee compensation	33,864	56,063
Deferred revenue	26,434	24,857
Current debt (Note 7)	5,371	355,943
Other current liabilities and income taxes payable	223,814	166,170

Total current liabilities	552,401	1,000,504

Long-term debt	651,667	752,901
8.125% senior subordinated notes, due 2011	—	8,775
6.125% senior subordinated notes, net, due 2013	230,953	230,216
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033 (Note 7)	345,000	—
3.25% convertible senior debentures, due 2035	977,500	977,500
Deferred income tax liabilities	384,989	249,034
Other noncurrent liabilities	342,510	246,429

Total noncurrent liabilities	3,682,619	3,214,855

Total liabilities	4,235,020	4,215,359

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 124,269,500 shares issued (2005-122,619,100 shares issued)	124,269	122,619
Paid-in capital	1,885,529	1,861,483
Retained earnings	1,300,550	1,127,915
Treasury stock, at cost-2,805,000 shares (2005-2,737,100 shares)	(86,755)	(78,418)
Deferred compensation (Note 9)	—	(76,904)
Accumulated other comprehensive income	(60,142)	(14,649)

Total stockholders’ equity	3,163,451	2,942,046

Total liabilities and stockholders’ equity	$7,398,471	$7,157,405

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands)

	For the years ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$183,572	$226,491	$236,011
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	57,110	44,741	35,009
Amortization	62,555	35,581	21,287
Provision for doubtful accounts	82,209	58,024	45,112
Deferred tax provision	81,602	110,280	58,154
Write-off of debt issuance costs	—	7,755	—
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(361,538)	(163,126)	(153,986)
Inventories	24,023	(70,797)	12,788
Deposits with drug wholesalers	82,418	(4,063)	(44,000)
Current and noncurrent assets	(1,685)	(27,951)	(28,833)
Accounts payable	(144,893)	36,958	(16,099)
Accrued employee compensation	360	(748)	(17,554)
Deferred revenue	1,577	612	1,791
Current and noncurrent liabilities and income taxes payable	41,210	9,782	19,178

Net cash flows from operating activities	108,520	263,539	168,858

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(94,346)	(2,620,380)	(398,559)
Capital expenditures	(31,251)	(24,239)	(17,926)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(1,321)	(1,523)	452
Other	46	39	60

Net cash flows from investing activities	(126,872)	(2,646,103)	(415,973)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	158,000	3,560,000	835,000
Payments on line of credit facilities and term A loan	(258,000)	(3,165,385)	(685,513)
Proceeds from long-term borrowings and obligations	63	1,769,084	—
Payments on long-term borrowings and obligations	(14,921)	(369,034)	(541)
Fees paid for financing arrangements	(3,482)	(51,743)	—
Change in cash overdraft balance	12,264	4,999	(4,922)
Proceeds from stock offering, net of issuance costs	49,239	742,932	—
(Payments) for and proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,751)	33,455	9,804
Excess tax benefits from stock-based compensation (Note 9)	10,411	—	—
Dividends paid	(10,937)	(9,549)	(9,386)

Net cash flows from financing activities	(60,114)	2,514,759	144,442

Effect of exchange rate changes on cash	1,079	(943)	(571)

Net increase (decrease) in cash and cash equivalents	(77,387)	131,252	(103,244)
Cash and cash equivalents at beginning of year	215,421	84,169	187,413

Cash and cash equivalents at end of year	$138,034	$215,421	$84,169

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2004	$105,051	$986,138	$684,348	$(46,087)	$(49,528)	$(3,898)	$1,676,024
Dividends paid ($0.09 per share)	—	—	(9,386)	—	—	—	(9,386)
Stock acquired for benefit plans	—	—	—	(463)	—	—	(463)
Exercise of stock options and warrants	874	23,973	—	(746)	—	—	24,101
Stock awards, net of amortization/forfeitures	655	28,740	—	(7,635)	(16,063)	—	5,697
Other	—	(180)	—	—	—	—	(180)

Subtotal	106,580	1,038,671	674,962	(54,931)	(65,591)	(3,898)	1,695,793

Net income	—	—	236,011	—	—	—	236,011
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	941	941
Unrealized depreciation in fair value of investments	—	—	—	—	—	(473)	(473)
Equity adjustment for minimum pension liability	—	—	—	—	—	(5,164)	(5,164)

Comprehensive income (loss)	—	—	236,011	—	—	(4,696)	231,315

Balance at December 31, 2004	106,580	1,038,671	910,973	(54,931)	(65,591)	(8,594)	1,927,108
Dividends paid ($0.09 per share)	—	—	(9,549)	—	—	—	(9,549)
Stock acquired/issued for benefit plans	—	600	—	487	—	—	1,087
Issuance of common stock	12,825	727,876	—	—	—	—	740,701
Exercise of stock options and warrants	2,680	70,377	—	(16,993)	—	—	56,064
Stock awards, net of amortization/forfeitures	534	23,959	—	(6,981)	(11,313)	—	6,199

Subtotal	122,619	1,861,483	901,424	(78,418)	(76,904)	(8,594)	2,721,610

Net income	—	—	226,491	—	—	—	226,491
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	(1,735)	(1,735)
Unrealized depreciation in fair value of investments	—	—	—	—	—	(1,317)	(1,317)
Equity adjustment for minimum pension liability	—	—	—	—	—	(3,003)	(3,003)

Comprehensive income (loss)	—	—	226,491	—	—	(6,055)	220,436

Balance at December 31, 2005	122,619	1,861,483	1,127,915	(78,418)	(76,904)	(14,649)	2,942,046

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2005	122,619	1,861,483	1,127,915	(78,418)	(76,904)	(14,649)	2,942,046
Deferred compensation adjustment per adoption of SFAS 123R (Note 9)	—	(76,904)	—	—	76,904	—	—
Dividends paid ($0.09 per share)	—	—	(10,937)	—	—	—	(10,937)
Stock acquired/issued for benefit plans	—	3,596	—	6,743	—	—	10,339
Issuance of common stock	850	48,793	—	—	—	—	49,643
Exercise of stock options and warrants	453	20,600	—	(572)	—	—	20,481
Stock awards, net of amortization/forfeitures	347	27,961	—	(14,508)	—	—	13,800

Subtotal	124,269	1,885,529	1,116,978	(86,755)	—	(14,649)	3,025,372

Net income	—	—	183,572	—	—	—	183,572
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	1,188	1,188
Unrealized depreciation in fair value of investments	—	—	—	—	—	(713)	(713)
Equity adjustment for minimum pension and long-term care plan liabilities	—	—	—	—	—	(8,902)	(8,902)

Comprehensive income (loss)	—	—	183,572	—	—	(8,427)	175,145

Adjustment to initially apply SFAS No. 158, net of tax (Note 10)	—	—	—	—	—	(37,066)	(37,066)

Balance at December 31, 2006	$124,269	$1,885,529	$1,300,550	$(86,755)	$—	$(60,142)	$3,163,451

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,406,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2006. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004. The Company consolidates entities in which the Company is the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). FIN 46R requires variable interest entities to be consolidated if the Company is subject to a majority of the risk of loss from the entity’s activities or entitled to receive a majority of the entity’s returns, including residual returns. All significant intercompany accounts and transactions have been eliminated in consolidation.

Translation of Foreign Financial Statements

Assets and liabilities of the Company’s foreign operations are translated at the year-end rate of exchange, and the income statements are translated at average rates of exchange. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity.

Cash Equivalents

Cash equivalents include all investments in highly liquid instruments with original maturities of three months or less.

Restricted Cash

Restricted cash primarily represents cash transferred to separate irrevocable trusts for settlement of employee health and severance costs, and cash collected on behalf of a third party.

Fair Value of Financial Instruments

For cash and cash equivalents, restricted cash, deposits with drug wholesalers, accounts receivable and unbilled receivables, the net carrying value of these items approximates their fair value. The fair value of restricted funds held in trust for settlement of the Company’s employee benefit obligations is based on quoted market prices of the investments held by the trustee. For accounts payable, the carrying value approximates fair value. At December 31, 2006, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates. The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31,
	2006		2005

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

8.125% senior subordinated notes, due 2011	$—	$—	$8,775	$9,200
6.125% senior subordinated notes, due 2013, gross	250,000	241,300	250,000	245,600
6.75% senior subordinated notes, due 2013	225,000	221,900	225,000	230,900
6.875% senior subordinated notes, due 2015	525,000	520,400	525,000	538,100
4.00% junior subordinated convertible debentures, due 2033	345,000	372,200	345,000	512,800
3.25% convertible senior debentures, due 2035	977,500	830,900	977,500	972,000

During 2003, the Company entered into an interest rate swap agreement on all $250.0 million of its aggregate principal amount of the 6.125% senior subordinated notes. The fair value of the interest rate swap agreement of approximately $19.0 million and $19.8 million at December 31, 2006 and 2005, respectively, reduced the book carrying value of the 6.125% senior subordinated notes. The interest rate swap agreement obligation is recorded in the “Other noncurrent liabilities” line in the Consolidated Balance Sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of interest-bearing cash and cash equivalents, assets invested for settlement of the Company’s employee benefit obligations, and accounts receivable.

The Company is exposed to credit risk in the event of default by the financial institutions or issuers of cash and cash equivalents to the extent recorded on the Consolidated Balance Sheets. Specifically, at any given point in time, the Company has cash on deposit with financial institutions, and cash invested in high quality short-term money market funds and/or U.S.

government-backed repurchase agreements, generally having original maturities of three months or less, in order to minimize its credit risk.

The Company establishes allowances for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews the allowances for doubtful accounts on an ongoing basis for appropriateness, and such losses have been within management’s expectations. For the years ended December 31, 2006, 2005 and 2004, no single customer accounted for 10% or more of revenues. The Company generally does not require collateral from its customers relating to the extension of credit in the form of accounts receivable balances.

The new prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix during the year ended December 31, 2006. Accordingly, approximately 41% of the Company’s revenues in 2006 were generated under the Part D program. The Company estimates that approximately 38% of these Part D revenues relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group and its Affiliates (“United”). Prior to the implementation of the new Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding net receivables for copays and rejected claims of approximately $26 million and $33 million, respectively, at December 31, 2006. Until these administrative and payment issues have been resolved, the Company will not be able to determine the ultimate impact of the new Part D Drug Benefit on the Company’s results of operations, financial condition and cash flows.

In 2006, approximately one-half of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs. These programs include primarily federal Medicare Part D and, to a lesser extent, the state Medicaid programs. The remainder of

Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers. A portion of these revenues also was indirectly dependent on government programs. The table below represents the Company’s approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2006	2005	2004

Private pay, third-party and facilities (a)	43%	47%	45%
Federal Medicare program (Part D & Part B) (b)	42%	1%	2%
State Medicaid programs	12%	46%	48%
Other sources (c)	3%	6%	5%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies under Part B totaling 1%, 1% and 2% for 2006, 2005 and 2004, respectively.

(c)	Includes our contract research organization.

Inventories

Inventories consist primarily of purchased pharmaceuticals and medical supplies held for sale to customers and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases the Company’s policy is to perform them at least once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month.

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

Leases

Rental payments under operating leases are expensed in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Leases that substantially transfer all of the benefits and risks of ownership of property to Omnicare or otherwise meet the criteria for capitalization under U.S. GAAP are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis as previously described.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment, software (acquired and internally developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the book carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its book carrying amount.

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements, technology assets, and trademarks and trade names, all originating from business combinations accounted for as purchase transactions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is no longer amortized but is instead reviewed at the aggregate reporting unit level for impairment using a fair value based approach at least annually. SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired, and requires goodwill to be tested between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its book carrying amount. The Company’s assessments to date have indicated that goodwill has not been impaired. Intangible assets that are being amortized under SFAS 142 are amortized over their useful lives, ranging from two to 15 years.

Debt issuance costs are included in the “Other noncurrent assets” line of the Consolidated Balance Sheets and are amortized over the life of the related debt, and to the put date of December 15, 2015 in the case of the 3.25% convertible senior debentures due 2035.

Insurance Accruals

The Company is self-insured for certain employee health, property and casualty insurance claims. The Company carries a stop-loss umbrella policy for health insurance to limit the maximum potential liability for both individual and aggregate claims for a plan year. Claims are paid as they are submitted to the respective plan administrators. The Company records monthly expense for the self-insurance plans in its financial statements for incurred claims, based on historical claims experience and input from third-party insurance professionals in order to determine the appropriate accrual level. The accrual gives consideration to claims that have been incurred but not yet paid and/or reported to the plan administrator. The Company establishes the accruals based on the historical claim lag periods, current payment trends for similar insurance claims and input from third-party insurance and valuation professionals.

The book carrying amount of the Company’s property and casualty accrual available for self-insured retentions and deductibles, at December 31, 2006 and 2005, was $14.1 million and $12.2 million, respectively. The discount rate utilized in the computation of the property and casualty accrual balance at period end, based on consultation with the Company’s valuation advisors and giving consideration to anticipated claim lag periods, was 4.7%.

Revenue Recognition

Revenue is recognized by Omnicare when products or services are delivered or provided to the customer.

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors. Since billing functions of the Company are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (oftentimes approved once additional information is provided to the payor). The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2006 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future operating results, cash flows and consolidated financial position.

Patient co-payments are associated with Medicare Part D, certain state Medicaid programs, Medicare Part B and certain third-party payors and are typically not collected at the time products are delivered or services are rendered, but are billed to the individual as part of the

Company’s normal billing procedures. These co-payments are subject to the Company’s normal accounts receivable collections procedures.

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

Contract Research Services Segment

A portion of the Company’s overall revenues relates to the Contract Research Services (“CRO” or “CRO Services”) segment, and is earned by performing services under contracts with various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units-of-service basis. These contracts specifically identify the units-of-service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units-of-service. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units-of-service. The Company’s contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue, on the respective lines of the Consolidated Balance Sheets.

Stock-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to the adoption of SFAS 123R, the Company accounted for stock incentive plans under the recognition and measurement principles of APB 25, and related Interpretations (intrinsic value method). Historically, stock option awards have been granted with an exercise price at least equal to the fair market value of Company stock upon grant. As a result, no stock-based employee compensation cost for stock options was reflected in net income.

SFAS 123R requires the Company to record compensation costs relating to share-based payment transactions in its financial statements under a fair value recognition model. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective method” of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006. Estimated compensation cost for awards that were outstanding as of January 1, 2006 is being recognized over the remaining service period using the compensation cost estimate included in the SFAS 123 pro forma disclosures at the time the awards were issued. In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the adoption of SFAS 123R.

Operating income for the year ended December 31, 2006, includes additional share-based compensation expense for stock options and stock awards of approximately $4.3 million and $2.8 million before taxes, respectively, related to the adoption of SFAS 123R. See the “Stock-Based Employee Compensation” note for further information regarding the stock-based compensation assumptions and expenses, including pro forma disclosures for the comparable prior-year period as if the Company had recorded stock-based compensation expense under SFAS 123.

Delivery Expenses

Omnicare incurred expenses totaling approximately $190.2 million, $142.2 million and $107.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, to deliver the products sold to its customers. Delivery expenses are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

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

Accumulated Other Comprehensive Income

The accumulated other comprehensive income (loss) adjustments at December 31, 2006 and 2005, net of aggregate applicable tax benefits of $34.9 million and $10.2 million, respectively, by component and in the aggregate, follow (in thousands):

	December 31,
	2006	2005

Cumulative foreign currency translation adjustments	$1,705	$517
Unrealized depreciation in fair value of investments	(1,423)	(710)
Adjustment for minimum pension and long-term care plan liabilities	(23,358)	(14,456)
Adjustment to initially apply FASB Statement No. 158 (Note 10)	(37,066)	—

Total accumulated other comprehensive loss adjustments, net	$(60,142)	$(14,649)

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and stockholders’ equity at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and amounts reported in the accompanying notes to consolidated financial statements. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts and contractual allowance reserve; the net carrying value of inventories; the goodwill impairment assessment; accruals pursuant to the Company’s restructuring initiatives; employee benefit plan assumptions and reserves; various other operating allowances and accruals (including employee health, property and casualty insurance accruals and related assumptions); and current and deferred tax assets, liabilities and provisions. Actual results could differ from those estimates depending upon the resolution of certain risks and uncertainties.

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; other contingent liabilities; loss or delay of contracts pertaining to the Company’s CRO Services segment for regulatory or other reasons; currency fluctuations between the U.S. dollar and other currencies; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company’s financial instruments, including the swap agreement and other derivative instruments; changes in employee benefit plan assumptions and reserves; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting of uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts. The impact to be recorded through equity and other balance sheet accounts is expected to range from $5 million to $10 million.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company concluded that there was no material impact on its consolidated financial position, results of operations or cash flows as a result of the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plans. The adoption of SFAS 158 as of December 31, 2006 included an aftertax charge to Omnicare’s other comprehensive income and stockholder’s equity of approximately $37.1 million. See the “Employee Benefit Plan” note for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measure at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications of prior-year amounts have been made to conform with the current-year presentation.

Note 2 – Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time-to-time the Company may acquire other businesses, such as contract research organizations, pharmacy consulting companies, specialty pharmacy companies, medical supply companies, hospice pharmacy companies, and companies providing distribution and patient assistance services for specialty pharmaceuticals, which complement the Company’s core business. During 2006, the Company completed 17 acquisitions (all of which were in the Pharmacy Services segment) of businesses and other assets, none of which were individually significant to the Company. Acquisitions of businesses required cash payments of $94 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) in 2006. During 2005, the Company completed 18 acquisitions (all of which were in the Pharmacy Services segment) of businesses and other assets. Acquisitions of businesses required cash payments of $2.6 billion (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in 2005. During the year ended December 31, 2004, the Company completed twenty acquisitions (19 and 1 in the Pharmacy Services and CRO Services Segments, respectively) of businesses and other assets, none of which were individually significant to the Company. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. Omnicare engages an independent valuation firm to assist with identification and valuation of other identifiable intangible assets in connection with the purchase price allocation of certain acquisitions. The Company continues to evaluate the tax effects and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions, and accordingly, the goodwill balance is preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

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

The acquisition of NeighborCare was accounted for as a purchase business combination and included cash consideration of approximately $1.9 billion. The cash consideration included the pay off of certain NeighborCare debt totaling approximately $328 million, of which $78 million was retired by Omnicare immediately following the acquisition. In addition, on August 27, 2005 the Company closed its tender offer for cash to purchase all of the $250 million outstanding principal amount of NeighborCare’s 6.875% senior subordinated notes due 2013 (the “NeighborCare Notes”). All of the NeighborCare Notes were validly tendered in the offer. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of NeighborCare Notes validly tendered was $1,096.85.

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

The following table summarizes the fair values of the net assets acquired at the date of the NeighborCare acquisition (in thousands):

Current assets	$408,834
Property, plant and equipment	63,863
Other noncurrent assets	95,203
Intangible assets	138,417
Goodwill	1,754,775
Current liabilities	(186,173)
Accrued exit and employee termination costs	(76,055)
Debt	(265,506)
Noncurrent liabilities	(209,408)
Minority interest	(5,716)

Total net assets acquired	$1,718,234

In connection with the purchase of NeighborCare, the Company acquired amortizable intangible assets comprised of customer relationship and non-compete agreement assets totaling $134 million and $4.4 million, respectively. Amortization periods for customer relationship and non-compete agreement intangible assets are 11.0 years and 2.6 years, respectively, and 10.7 years on a weighted-average basis. As of December 31, 2006, the Company has recorded goodwill totaling approximately $1.8 billion (of which approximately $404 million is tax deductible) in connection with the NeighborCare acquisition. During the years ended December 31, 2006 and 2005, the Company paid approximately $35 million and $11 million, respectively, related to NeighborCare exit and employee termination costs.

The Company financed the acquisition of NeighborCare with proceeds from a new $3.4 billion credit agreement, as further discussed at the “Debt” note. The Company has completed its purchase price allocation, including the identification of goodwill, deferred tax assets and other identifiable intangible assets based on an appraisal performed by an independent valuation firm. Further discussion of goodwill and other intangible assets is included in the “Goodwill and Other Intangible Assets” note below.

Unaudited pro forma combined results of operations of the Company and NeighborCare for the year ended December 31, 2005 are presented below. Such pro forma presentation has been prepared assuming that the NeighborCare acquisition had been made as of January 1, 2005.

The unaudited pro forma combined financial information of the Company and NeighborCare follows (in thousands, except per share data):

Year ended December 31, 2005

Pro forma net sales	$6,220,431
Pro forma net income from continuing operations	207,937
Pro forma earnings per share:
Basic	$2.01

Diluted	$1.93

The pro forma information is presented for illustration purposes only and does not purport to be indicative of the combined results of operations that actually would have occurred if the acquisition of NeighborCare had been effected at the date indicated, or to project future financial condition or results of operations for any future period. The pro forma information presented above gives effect only to historical results and certain estimated historical adjustments (primarily interest costs and intangible asset amortization expense, net of taxes), and does not reflect any pro forma synergies not yet realized.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether or not certain future events occur. The agreements also include provisions containing a number of representations and covenants by the seller, and provide that if those representations are found not to have been true or if those covenants are violated, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the related agreement. Amounts contingently payable through 2008, primarily representing payments originating from earnout provisions, total approximately $47.3 million as of December 31, 2006 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made. The amount of cash paid for acquisitions of businesses in the Consolidated Statements of Cash Flows represents acquisition-related payments made in each of the years of acquisition, as well as acquisition-related payments made during each of the years pursuant to acquisition transactions entered into in prior years.

Note 3 – Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,
	2006	2005

Cash	$109,682	$89,290
Money market funds	6,526	2,995
U.S. government-backed repurchase agreements	21,826	123,136

	$138,034	$215,421

Repurchase agreements represent investments in U.S. government-backed treasury issues at December 31, 2006 and 2005, under agreements to resell the securities to the counterparty. The term of the repurchase agreements usually span overnight, but in no case is longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the counterparty.

Note 4 – Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2006	2005

Land	$3,646	$3,673
Buildings and building improvements	10,864	11,547
Computer equipment and software	239,126	243,638
Machinery and equipment	134,699	136,433
Furniture, fixtures and leasehold improvements	98,247	88,932

	486,582	484,223
Accumulated depreciation	(286,157)	(252,489)

	$200,425	$231,734

Note 5 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of January 1, 2005	$1,920,612	$82,611	$2,003,223
Goodwill acquired in the year ended December 31, 2005	2,035,537	—	2,035,537
Other	(3,677)	(5,601)	(9,278)

Balance as of December 31, 2005	3,952,472	77,010	4,029,482
Goodwill acquired in the year ended December 31, 2006	17,905	—	17,905
Other	163,858	13,766	177,624

Balance as of December 31, 2006	$4,134,235	$90,776	$4,225,011

The “Other” captions above include the settlement of acquisition matters relating to prior-year acquisitions, (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible asset valuations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate solely to the CRO Services segment and one pharmacy located in Canada that is included in the Pharmacy Services segment. During the year ended December 31, 2006, the Company recorded an increase in goodwill and a corresponding increase in deferred tax liabilities in the amount of approximately $135 million related to book and tax basis differences in the stock of subsidiaries acquired in the acquisition of NeighborCare (Pharmacy Services segment), as required under SFAS No. 109, “Accounting for Income Taxes” (reflected in Other above).

During the third quarters of 2006 and 2005, the Company performed its annual goodwill impairment assessment and determined that goodwill was not impaired.

The table below presents the Company’s other identifiable intangible assets at December 31, 2006 and 2005, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

	December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship assets	$327,086	$(60,462)	$266,624
Trademark and trade names	29,300	—	29,300
Non-compete agreements	31,292	(16,364)	14,928
Technology assets	11,600	(2,994)	8,606
Other	405	(275)	130

Total	$399,683	$(80,095)	$319,588

	December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship assets	$309,230	$(29,418)	$279,812
Trademark and trade names	36,300	—	36,300
Non-compete agreements	27,092	(13,051)	14,041
Technology assets	11,600	(2,434)	9,166
Other	405	(250)	155

Total	$384,627	$(45,153)	$339,474

Pretax amortization expense related to identifiable intangible assets was $34.9 million, $22.4 million and $8.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Omnicare’s trademark and trade names constitute identifiable intangible assets with indefinite useful lives based upon their expected useful lives and the anticipated effects of obsolescence, demand, competition and other factors per the requirements of SFAS 142. Accordingly, these trademarks and trade names are not amortized, but are reviewed annually for impairment.

Estimated annual pretax amortization expense for intangible assets subject to amortization at December 31, 2006 for the next five fiscal years is as follows (in thousands):

Year ended December 31,	Amortization Expense

2007	$34,449
2008	33,130
2009	32,731
2010	32,514
2011	32,287

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 2006 (in thousands):

Year ended December 31,

2007	$48,001
2008	38,455
2009	30,620
2010	22,074
2011	12,772
Later years	37,569

Total minimum payments required	$189,491

Total rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004 were $70.8 million, $58.7 million and $48.1 million, respectively.

Note 7 – Debt

A summary of debt follows (in thousands):

	December 31,
	2006	2005

Revolving loans, due 2010	$—	$—
Term loan, due 2010	42,911	42,896
Senior term A loan, due 2010	600,000	700,000
8.125% senior subordinated notes, due 2011	—	8,775
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	14,127	20,948

Subtotal	2,979,538	3,095,119
Less interest rate swap agreement	(19,047)	(19,784)
Less current portion of debt	(5,371)	(355,943)

Total long-term debt, net	$2,955,120	$2,719,392

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of December 31, 2006 (in thousands):

Year ended December 31,

2007	$5,371
2008	3,205
2009	2,678
2010	643,887
2011	962
Later years	2,323,435

Total debt payments	$2,979,538

Total cash interest payments made for the years ended December 31, 2006, 2005 and 2004 were $162.4 million, $129.8 million (which excludes early redemption fees of $17.9 million paid in 2005 in connection with the repurchase of approximately 98% of the 8.125% senior subordinated notes, due 2011, as discussed below) and $64.4 million, respectively. As of December 31, 2006, the Company had approximately $25.3 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

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

The net proceeds from the refinancing were primarily utilized to pay off an interim financing provided by a $1.9 billion 364-day loan facility, discussed below, and the purchase of approximately $366 million of the Company’s 8.125% senior subordinated notes due 2011 (the “8.125% Senior Notes”) pursuant to a tender offer and consent solicitation.

See the additional discussion included below for more details regarding the various Senior Notes and Convertible Debentures.

During the third quarter of 2005, the Company entered into a $3.4 billion Credit Agreement (the “Credit Agreement”) consisting of the aforementioned $1.9 billion 364-day loan facility, with original maturity dates spanning from July 26, 2006 through August 17, 2006 (the “364-Day Loans”), an $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”), and a $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans was payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. The 364-Day Loans were repaid in full in late 2005 with proceeds from the 2005 Common Stock Offering, the 6.75% Senior Notes, the 6.875% Senior Notes, and the 3.25% Convertible Debentures, as further described below. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate. The interest rate on the Revolving Loans and the Term Loans was 6.6% at December 31, 2006. The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

The Company primarily used the net proceeds from the Credit Agreement to repay outstanding borrowings, as of July 28, 2005, under a former 2003 credit facility, of $123.1 million of a term A loan and $181 million of revolving credit facility loans (the “2003 Credit Facilities”), and for certain acquisitions, primarily NeighborCare (see the “Acquisitions” note for additional discussion). As of December 31, 2006, there was $600 million outstanding under the Term Loans and no amount was drawn under the Revolving Loans.

In connection with the execution of the Credit Agreement, the Company has deferred debt issuance costs of $11.7 million. Interest expense in 2005 included a pretax charge of approximately $8.7 million ($5.5 million aftertax) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s 2003 term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the Term Loans and the Revolving Loans, and debt costs related to the 364-Day loans. The Company amortized to expense approximately $2.6 million and $1.0 million of the $11.7 million deferred debt issuance costs during the years ended December 31, 2006 and 2005, respectively. Also, during the years ended December 31, 2005 and 2004, respectively, the Company amortized to expense approximately $1.4 million and $2.4 million of deferred debt issuance costs related to the 2003 Credit Facilities.

In addition to the new Credit Agreement, the Company had additional borrowings in 2005 of approximately $43 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate of 5.47% per annum as of December 31, 2006.

8.125% Senior Subordinated Notes

During 2001, the Company completed the issuance, at par value, of $375 million of 8.125% senior subordinated notes due 2011. In connection with the issuance of the 8.125% Senior Notes, the Company deferred $11.1 million in debt issuance costs, of which approximately $0.03 million, $1.1 million and $1.1 million was amortized to expense in each of the three years ended December 31, 2006, 2005 and 2004, respectively.

On December 5, 2005, Omnicare commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $375 million outstanding principal amount of its 8.125% Senior Notes. In connection with the Tender Offer, the Company solicited consents to effect certain proposed amendments to the indenture governing the 8.125% Senior Notes. On December 16, 2005 (the “Consent Payment Deadline”), tenders and consents had been received with respect to $366.2 million aggregate principal amount of the 8.125% Senior Notes (approximately 98% of the total outstanding principal amount). The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered prior to December 16, 2005 was $1,048.91, which included a $20 consent payment. As of December 31, 2005, approximately $8.8 million of the 8.125% Senior Notes remained outstanding. Subsequent to the Consent Payment Deadline and December 31, 2005, and prior to the Tender Offer expiration at midnight, New York City time, on January 3, 2006, an additional $0.6 million aggregate principal amount was validly tendered. The total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of 8.125% Senior Notes validly tendered subsequent to the Consent Payment Deadline and prior to expiration was $1,028.91, which did not include the $20 consent payment. During October 2006, the Company purchased all of the remaining $8.2 million of the 8.125% Senior Notes. In connection with the initial 2005 purchase of the 8.125% Senior Notes, the Company incurred early redemption fees, resulting in a $17.9 million pretax charge ($11.2 million aftertax) and the write-off of debt issuance costs resulting in a $5.8 million pretax charge ($3.7 million aftertax), both of which were recorded in interest expense for the year ended December 31, 2005. Additionally, the Company incurred approximately $1.1 million ($0.7 million aftertax) of professional fees associated with the purchase of the 8.125% Senior Notes, which were recorded in selling, general and administrative expenses for the year ended December 31, 2005.

6.125% Senior Subordinated Notes

The Company completed, during the second quarter of 2003, its offering of $250 million of 6.125% senior subordinated notes due 2013. In connection with the issuance of the 6.125% Senior Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.7 million was amortized to expense in each of the three years ended December 31, 2006, 2005 and 2004, respectively. The 6.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

In connection with its offering of the 6.125% Senior Notes, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with respect to all $250 million of the aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate (including the 2.27% spread) was 7.63% as of December 31, 2006. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $19.0 million at December 31, 2006 is recorded in the “Other noncurrent liabilities” line of the Consolidated Balance Sheets, and as a reduction to the book carrying value of the related 6.125% Senior Notes.

6.75% Senior Subordinated Notes

On December 15, 2005, Omnicare completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013. In connection with the issuance of the 6.75% Senior Notes, the Company deferred $4.6 million in debt issuance costs, of which approximately $0.6 million and $0.02 million was amortized to expense for the years ended December 31, 2006 and 2005, respectively. The 6.75% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

6.875% Senior Subordinated Notes

On December 15, 2005, Omnicare completed its offering of $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015. In connection with the issuance of the 6.875% Senior Notes, the Company deferred $10.7 million in debt issuance costs, of which approximately $1.0 million and $0.04 million was amortized to expense for the years ended December 31, 2006 and December 31, 2005, respectively. The 6.875% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

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

Original 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures (the “Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Company common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. In this circumstance, the holder of the convertible debenture will receive 0.125 percent of the average trading price during the predetermined period. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2006, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

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

The purpose of the exchange offer was to change the conversion settlement provisions of the Old Trust PIERS. By committing to pay up to the stated liquidation amount of the New Trust PIERS to be converted in cash upon conversion, the Company is able to account for the New Trust PIERS under the treasury stock method.

As of December 31, 2005, the aforementioned contingent threshold of the Old Trust PIERS and the New Trust PIERS had been attained. Accordingly, the Old 4.00% Debentures and the New 4.00% Debentures were convertible as of December 31, 2005, to cash and Omnicare common stock, and were classified as current versus long-term debt on the December 31, 2005 consolidated balance sheet. As of December 31, 2006, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the December 31, 2006 consolidated balance sheet.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.1 million in debt issuance costs, of which approximately $0.4 million was amortized to expense in each of the years ended December 31, 2006, 2005 and 2004. The year ended December 31, 2005 included a special charge to operating expenses totaling $1.8 million pretax in connection with the issuance of the New Trust PIERS.

3.25% Convertible Senior Debentures

On December 15, 2005, Omnicare completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035, including the exercise in full by the underwriters of their option to purchase additional debentures. The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter or during any five consecutive trading days period if, during each of the previous five consecutive trading days, the trading price of the convertible debentures for each day was less than 98 percent of the then current conversion price. The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances, up to a rate not to exceed 1.99 times the original 3.25 percent interest rate per year. The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures. Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2006, the values of the derivatives embedded in the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future financial position, cash flows and results of operations. In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred approximately $26.9 million in debt issuance costs, of which $2.7 million and $0.1 million was amortized to expense for the years ended December 31, 2006 and December 31, 2005, respectively.

Note 8 – Public Offering of Common Stock

During the fourth quarter of 2005, the Company completed the offering of 12,825,000 shares of its common stock (excluding the underwriters’ option to purchase additional shares), $1 par value, at $59.72 per share. Gross proceeds, before underwriting discount, commission and expenses, were approximately $766 million. On January 12, 2006, underwriters of the common stock offering exercised their option, in part, to purchase an additional 850,000 shares of common stock at $59.72 per share, for gross cash proceeds of approximately $51 million. The sale of these additional shares closed on January 17, 2006.

Note 9 – Stock-Based Employee Compensation

At December 31, 2006, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described more fully below.

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

Under these plans, stock options vest and become exercisable at varying points in time, ranging up to four years in length, and have terms that generally span ten years from the grant date. Stock option awards are granted with an exercise price at least equal to the fair market value of Company stock upon grant. Omnicare’s policy is to issue new shares upon stock option exercise. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

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

Stock Awards

Non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, generally a seven-year period (with a greater proportion vesting in the latter years), or five to ten-year periods (vesting on a straight-line basis). Unrestricted stock awards are granted annually to all members of the Board of Directors, and non-employee directors also receive non-vested stock awards that generally vest on the third anniversary of the date of grant. The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

Stock-Based Compensation

As discussed in the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which requires the Company to record compensation costs relating to share-based payment transactions, including stock options, in its consolidated financial statements, based on estimated fair values. The Company currently uses the Black-Scholes options pricing model to determine the fair value of stock options on the grant date, which is affected by Omnicare’s stock price as well as assumptions regarding a number of complex and subjective variables, as further discussed below. These variables include Omnicare’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, the risk-free interest rate and the stock’s dividend yield.

The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding and is estimated based primarily on historical stock option exercise experience. The expected volatility is based primarily on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options. The risk-free interest rate used in the option valuation model is based on United States Treasury Strip (“stripped coupon interest”) issues with remaining terms similar to the expected term of the stock options. The expected dividend yield is based on the current Omnicare stock yield. The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods as necessary to reflect any changes in actual forfeiture experience. Omnicare uses historical data to estimate pre-vesting stock option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period.

The assumptions used to value stock options granted during the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Expected volatility	30%	31%	50%
Risk-free interest rate	4.6%	4.2%	3.5%
Expected dividend yield	0.2%	0.2%	0.3%
Expected term of options (in years)	4.6	5.0	5.1
Weighted average fair value per option	$13.25	$18.88	$13.34

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

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the year ended December 31, 2006 is approximately $4.3 million and $20.7 million before taxes, respectively.

The following table illustrates the effect on net income and earnings per share, for the years ended December 31, 2005 and 2004, as if the Company had accounted for share-based payment transactions under the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123” (“SFAS 148”) (in thousands, except per share data):

	For the years ended December 31,
	2005	2004

Net income, as reported	$226,491	$236,011
Add: Stock-based employee compensation expense (stock awards) included in reported net income, net of related tax effects	7,277	5,149
Deduct: Total stock-based employee compensation expense (stock options and awards) determined under fair value based method, net of related tax effects	(34,023)	(23,571)

Pro forma net income	$199,745	$217,589

Earnings per share:
Basic – as reported	$2.19	$2.29

Basic – pro forma	$1.93	$2.11

Diluted – as reported	$2.10	$2.17

Diluted – pro forma	$1.85	$2.01

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than an operating cash flow, totaling approximately $10.4 million for the year ended December 31, 2006. This requirement serves to reduce net operating cash flows and increase net financing cash flows in the period of adoption and thereafter. Total cash flows remain unchanged from what would have been reported previously.

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

As of December 31, 2006, there was approximately $88 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately 4.6 years. The total grant date fair value of shares vested during the year ended December 31, 2006 related to stock awards and stock options was approximately $16.1 million and $7.9 million, respectively.

General Stock Option Information

A summary of stock option activity under the plans for the years ended December 31, 2006, 2005 and 2004 is presented below (in thousands, except exercise price data):

		2006		2005		2004

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	7,309	$29.84	8,413	$24.99	7,998	$24.03
Options granted	878	40.94	1,192	52.77	1,351	28.01
Options exercised	(449)	24.77	(2,194)	24.05	(815)	20.49
Options forfeited	(75)	37.13	(102)	28.86	(121)	26.73

Options outstanding, end of year	7,663	31.34	7,309	29.84	8,413	24.99

Options exercisable, end of year	5,627	$26.17	5,148	$24.11	4,991	$22.55

The total exercise date intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $13.6 million, $38.9 million and $17.4 million, respectively.

The following summarizes information about stock options outstanding and exercisable as of December 31, 2006 (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$7.72-$15.45	1,285	2.5	$15.31	1,285	2.5	$15.31
15.46- 23.17	1,105	4.3	18.77	1,105	4.3	18.77
23.18- 30.90	2,198	6.2	27.43	2,093	6.1	27.42
30.91- 38.61	453	2.7	36.57	379	1.6	36.67
38.62- 61.79	2,622	8.7	46.88	765	7.7	46.49

$7.72-$61.79	7,663	6.0	$31.34	5,627	4.9	$26.17

General Restricted Stock Award Information

A summary of nonvested restricted stock awards for the years ended December 31, 2006, 2005 and 2004 is presented below (in thousands, except fair value data):

		2006		2005		2004

	Shares	Weighted Average Grant Date Price	Shares	Weighted Average Grant Date Price	Shares	Weighted Average Grant Date Price

Nonvested shares, beginning of year	2,967	$29.80	3,031	$26.04	2,951	$22.48
Shares awarded	344	56.15	530	41.84	654	38.93
Shares vested	(659)	24.43	(579)	21.18	(526)	22.08
Shares forfeited	(35)	33.60	(15)	27.59	(48)	26.35

Nonvested shares, end of year	2,617	$34.56	2,967	$29.80	3,031	$26.04

When granted, the cost of nonvested stock awards is deferred and amortized to expense over the requisite service period (generally the vesting period). Unrestricted stock awards are expensed during the year granted. During 2006, 2005 and 2004, the amount of pretax compensation expense related to stock awards was $20.7 million, $11.6 million and $8.2 million, respectively.

Note 10 – Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company’s acquisitions. The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”). The Company matches employee contributions in varying degrees (either in shares of the Company’s common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents. Expense relating primarily to the Company’s matching contributions for these defined contribution plans for the years ended December 31, 2006, 2005 and 2004 was $6.9 million, $6.0 million and $4.8 million, respectively.

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

The Qualified Plan is funded with an irrevocable trust, which consists of assets held in the Vanguard Intermediate Term Treasury Fund Admiral Shares fund (“Vanguard Fund”), a mutual fund holding U.S. Treasury obligations. In addition, the Company has established rabbi trusts, which are also held in the Vanguard Fund, to provide for retirement obligations under the EBP and SPP. The Company’s policy is to fund its pension obligations in accordance with the funding provisions of ERISA.

Components of Net Periodic Pension Cost and Other Amounts
Recognized in Other Comprehensive Income (Pre-tax)
(in thousands)

	For the years ended December 31,

	2006	2005	2004

Net Periodic Pension Cost
Service cost	$2,245	$1,788	$1,846
Interest cost	4,173	3,190	2,290
Amortization of deferred amounts (primarily prior actuarial losses)	4,362	3,266	1,913
Return on assets	(176)	(204)	(229)

Net periodic pension cost	10,604	8,040	5,820

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Pre-tax)
Net loss (gain)	N/A	N/A	N/A
Amortization of net loss (gain)	N/A	N/A	N/A
Prior service cost (credit)	N/A	N/A	N/A
Amortization of prior service cost (credit)	N/A	N/A	N/A
Adjustment for minimum pension liability included in other comprehensive income (pre-FAS 158)	13,099	7,647	8,158

Total recognized in other comprehensive income	13,099	7,647	8,158

Total recognized in net periodic pension cost and other comprehensive income	$23,703	$15,687	$13,978

The estimated amount of net loss and prior service cost in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during the next twelve months is $11.6 million and $0.02 million, respectively.

Actuarial assumptions used to calculate net periodic pension costs for years ended December 31 were as follows:

	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%
Rate of increase in compensation levels	13.00%	10.00%	6.00%
Expected rate of return on assets	6.00%	7.00%	8.00%

Actuarial assumptions used to calculate the benefit obligations at the end of plan year were as follows:

	2006	2005	2004

Discount rate	5.80%	5.50%	5.75%
Rate of increase in compensation levels	23.00%	13.00%	10.00%
Expected rate of return on assets	6.00%	6.00%	7.00%

The discount rate assumption was determined giving consideration primarily to the Citigroup Pension Liability Index, the Moody’s Aa Corporate Bond Index and consultation with the Company’s outside employee benefit plan actuary professionals. It should be noted that the actuarial calculation is highly dependent upon the stock price on the date(s) of stock award vesting and, accordingly, can fluctuate significantly with changes in Omnicare’s stock price. For example, the rate of increase in compensation levels actuarial assumption was impacted in 2006 largely as a result of restricted stock award grant vesting which occurred earlier in the 2006 year, at a time when Omnicare’s stock price was trading near the higher end of the calendar year trading range. The expected rate of return on assets was estimated based primarily on the historical rate of return on intermediate-term U.S. Government securities.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, which required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

Obligations and Funded Status
(in thousands)

	For the years ended December 31,

	2006		2005

Change in Plan Assets
Fair value of plan assets at end of prior year	$2,983		$2,990
Actual return on plan assets	85		77
Employer contributions	202		—
Benefits paid	(91)		(84)

Fair value of plan assets at end of year	$3,179	(1)	2,983	(1)

Change in Projected Benefit Obligation
Projected benefit obligation at end of prior year	$77,835		$61,197
Service cost	2,245		1,788
Interest cost	4,173		3,190
Actuarial loss/(gain)	60,173		11,744
Benefits paid	(91)		(84)

Projected benefit obligation at end of year	$144,335		$77,835

Funded Status
Projected benefit obligation in excess of plan assets	$(141,156	) (1)	$(74,852	) (1)
Unrecognized prior service cost	N/A		61
Unrecognized net actuarial loss/(gain)	N/A		40,960

Net amount recognized	$(141,156)		$(33,831)

Accumulated Benefit Obligation at end of year	$86,798		$63,205

(1)

In addition to the irrevocable trust assets presented in the table above, the Company has invested additional funds for settlement of the Company’s pension obligations in rabbi trusts, which totaled $83.2 million and $66.5 million as of December 31, 2006 and 2005, respectively. Since rabbi trust assets do not serve to offset the Company’s pension obligation in accordance with U.S. GAAP, the pension liability has been recorded as the difference between the projected benefit liability for all plans and the irrevocable trust assets of the Qualified Plan.

The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented.

Incremental Effect of Applying FAS 158 on Individual Line Items in the
Consolidated Balance Sheets (as of December 31, 2006, Pre-tax)
(in thousands)

	Before Application of FAS 158 (without AML Adjustment)	Adjustment for Additional Minimum Liability (“AML” )	Before Application of FAS 158 (with AML Adjustment)	FAS 158 Adoption Adjustments	After Application of FAS 158

Accrued pension liabilities	$(44,234)	$(39,466)	$(83,700)	$(57,456)	$(141,156)
Intangible assets	61	(23)	38	(38)	—
Accumulated other comprehensive income, pretax	26,329	13,099	39,428	57,494	96,922

Amounts Recognized in the Consolidated Balance Sheets Consist of:
(in thousands)

	For the years ended December 31,

	2006	2005

Accrued benefit cost (including minimum liability)	N/A	$(60,221)
Intangible assets	N/A	61
Accumulated other comprehensive income, pretax	N/A	26,329

Net amount recognized	N/A	$(33,831)

Current liabilities	$6,103	N/A
Noncurrent liabilities	135,053	N/A

Total	$141,156	N/A

Amounts Recognized in Accumulated Other Comprehensive Income (Pretax) Consist of:
Net loss	$96,884	N/A
Prior service cost	38	N/A

Total	$96,922	N/A

Information for Pension Plans with an Accumulated
Benefit Obligation in excess of Plan Assets:
(in thousands)

	For the years ended December 31,

	2006	2005

Qualified Plan:
Projected benefit obligation	$4,062	$4,085
Accumulated benefit obligation	4,062	4,085
Fair value of plan assets	3,179	2,983

EBP Plan:
Projected benefit obligation	$134,196	$68,877
Accumulated benefit obligation	76,659	54,247
Fair value of plan assets	—	—

SPP Plan:
Projected benefit obligation	$6,077	$4,873
Accumulated benefit obligation	6,077	4,873
Fair value of plan assets	—	—

The estimated aggregate contributions to the rabbi trusts expected to be funded during the year ended December 31, 2007, relating to the Company’s pension obligations and based on the actuarial assumptions in place at year end 2006, total approximately $32 million. No funding is anticipated to be necessary relating to the Qualified Plan.

Projected benefit payments, which reflect expected future service, as appropriate, for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter as of December 31, 2006 are estimated as follows (in thousands):

2007	$6,103
2008	9,627
2009	7,194
2010	8,416
2011	7,814
Years 2012 - 2016	49,755

The Company also has a Long-Term Care Insurance Policy that provides post retirement health care benefits for certain headquarters employees. The plan expense for the year ended December 31, 2006 was $0.1 million, and the related liability as of December 31, 2006 is $0.9 million. Adjustments to other comprehensive income for the year ended December 31, 2006 include an adjustment for the minimum long-term care liability of $0.5 million pretax and an adjustment to initially apply FAS 158 of $0.4 million pre-tax.

Note 11 – Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the years ended December 31,
	2006	2005	2004

Current provision:
Federal	$53,178	$21,883	$77,753
State, local and foreign	2,144	3,152	3,281

	55,322	25,035	81,034

Deferred provision:
Federal	76,806	100,066	52,697
State and foreign	4,796	10,214	5,457

	81,602	110,280	58,154

Total income tax provision	$136,924	$135,315	$139,188

Tax benefits related to the exercise of stock options and stock awards have been credited to paid-in capital in amounts of $11.2 million, $17.4 million and $10.4 million for 2006, 2005 and 2004, respectively.

The difference between the Company’s reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

	For the years ended December 31,
	2006		2005		2004

Federal income tax at the statutory rate	$112,174	35.0%	$126,632	35.0%	$131,320	35.0%
State, local and foreign income taxes, net of federal income tax benefit	5,640	1.8	10,111	2.8	5,243	1.4
Litigation settlements	20,582	6.4	—	—	—	—
Other, net (including tax accrual adjustments)	(1,472)	(0.5)	(1,428)	(0.4)	2,625	0.7

Total income tax provision	$136,924	42.7%	$135,315	37.4%	$139,188	37.1%

Income tax payments, net, amounted to $16.7 million, $43.5 million and $73.5 million in 2006, 2005 and 2004, respectively.

A summary of deferred tax assets and liabilities follows (in thousands):

	December 31,
	2006	2005

Accrued liabilities	$152,900	$84,877
Net operating loss (“NOL”) carryforwards	87,337	88,239
Accounts receivable reserves	55,398	51,678
Pension obligations	49,071	24,508
Other	23,358	8,173
Valuation allowances	(19,230)	(19,230)

Deferred tax assets, net of allowance	$348,834	$238,245

Amortization of intangibles	$356,583	$267,846
Subsidiary stock basis	199,716	64,719
Contingent convertible debentures interest	37,051	16,455
Fixed assets and depreciation methods	26,704	15,598
Current and noncurrent assets	17,907	12,453
Other	1,631	2,241

Gross deferred tax liabilities	$639,592	$379,312

As of December 31, 2006, the Company has remaining deferred tax benefits related to its federal, state and foreign net operating losses totaling $87.3 million ($50.8 million federal, $33.6 million state and $2.9 million foreign). These NOLs will expire, in varying amounts beginning in 2008 through 2025. The potential future tax benefits of the NOLs have been offset by $19.2 million of valuation allowance based on the Company’s analysis of the likelihood of generating sufficient taxable income in the various jurisdictions to utilize the benefits before expiration.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	For the year ended December 31,

2006:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$183,572	118,480	$1.55

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	289	1,480
Stock options, warrants and awards	—	2,576

Diluted EPS
Net income plus assumed conversions	$183,861	122,536	$1.50

2005:

Basic EPS
Net income	$226,491	103,551	$2.19

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	1,959	2,702
Stock options, warrants and awards	—	2,551

Diluted EPS
Net income plus assumed conversions	$228,450	108,804	$2.10

2004:

Basic EPS
Net income	$236,011	103,238	$2.29

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	9,062	8,451
Stock options, warrants and awards	—	1,130

Diluted EPS
Net income plus assumed conversions	$245,073	112,819	$2.17

During the years ended December 31, 2006, 2005 and 2004, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and stock awards excluded from the computation of the diluted EPS for those years totaled 1.6 million, 0.2 million and 2.8 million, respectively.

Note 13 – Restructuring and Other Related Charges

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

This program is expected to be completed over a 30-month period and is estimated to result in total pretax restructuring and other related charges of approximately $80 million. The charges include severance pay, excess lease costs, professional fees and other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Program of approximately $17 million pretax (approximately $11 million aftertax) during 2006. The remainder of the overall restructuring charge will be recognized and disclosed over the 2007 and 2008 years as various phases of the project are finalized and implemented. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations. Approximately 750 of these positions have been eliminated as of December 31, 2006.

The restructuring charges primarily include severance pay, certain professional fees and other related costs. The other related charges are primarily comprised of professional fees. Details of the “Omnicare Full Potential” Plan restructuring and other related charges follow (pretax, in thousands):

	2006 Provision/ Accrual	Utilized during 2006	Balance at December 31, 2006

Restructuring charges:
Employee severance	$6,465	$(3,775)	$2,690
Lease terminations	383	(309)	74
Other assets, fees and facility exit costs	3,859	(2,690)	1,169

Total restructuring charges	10,707	$(6,774)	$3,933

Other related charges	6,759

Total restructuring and other related charges	$17,466

As of December 31, 2006, the Company had paid approximately $4 million of severance and other employee-related costs. The remaining liabilities at December 31, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits”.

2005 Program

In the third quarter of 2005, the Company announced the implementation of certain consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives were related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies were also identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. The consolidation activity and other productivity initiatives of the 2005 Program resulted in the closure of 29 Omnicare facilities, of which 26 were pharmacy operations. Additionally, there was a net reduction in force of approximately 900 positions relating to the 2005 Program. Of this reduction in force, approximately 96% were in the pharmacy operations and the remaining reductions were at the corporate headquarters or the Company’s contract research operations. Restructuring activities in the contract research organization segment related primarily to facility lease obligations. In addition, S,G&A expenses for the year ended December 31, 2006 included a $6.1 million charge associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006, which related to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. Specifically, the Company recorded restructuring and other related charges of approximately $12 million and $19 million pretax during the years ended December 31, 2006 and 2005, respectively (approximately $8 million and $12 million aftertax, respectively).

The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. The other related charges consisted of professional fees associated with certain productivity initiatives. Details of the 2005 Program restructuring and other related charges follow (pretax, in thousands):

	Balance at December 31, 2005	2006 Provision/ Accrual	Utilized during 2006	Balance at December 31, 2006

Restructuring charges:
Employee severance	$2,809	$2,027	$(3,246)	$1,590
Employment agreement buy-outs	734	1,459	(1,982)	211
Lease terminations	9,833	3,077	(5,346)	7,564
Other assets, fees and facility exit costs	1,335	3,003	(3,393)	945

Total restructuring charges	$14,711	9,566	$(13,967)	$10,310

Other related charges		2,530

Total restructuring and other related charges		$12,096

As of December 31, 2006, the Company had paid approximately $7.7 million of severance and other employee-related costs. The remaining liabilities at December 31, 2006 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments) and will be settled as these matters are finalized.

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

The federal government and certain states had been investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). On November 14, 2006, the Company entered into a civil settlement agreement, under which the Company paid the federal government and participating state governments $51 million to satisfy all of the federal and state civil claims and related plaintiff legal fees. The Company recorded a special litigation charge of $57.5 million pretax ($45.3 million aftertax) in its financial results for 2006 to establish a reserve relating to the aforementioned investigation. The settlement agreement also resulted in the dismissal, with prejudice, of a number of other allegations included in complaints filed by two qui tam relators. Another issue alleged by one of the qui tam relators remains under seal and was not resolved by the settlement. As part of the settlement agreement, the Company also entered into a corporate integrity agreement with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 14, 2006. The corporate integrity agreement requires that the Company maintain its compliance program in accordance with the terms of the corporate integrity agreement. The agreement contains specific requirements regarding the development and implementation of therapeutic interchange programs and the general training of certain Company employees as to the requirements of the Company’s compliance program and the corporate integrity agreement. The requirements of the corporate integrity agreement could result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities. Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.

On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning its investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 5, 2006, the Company entered into a voluntary settlement agreement and a two-year corporate integrity agreement with the State of Michigan to resolve the billing issues under the Michigan Medicaid program. Under the terms of the settlement agreement, the Company paid the State of Michigan approximately $43 million, with an additional amount of approximately $6 million to be paid over the following three years. The settlement agreement does not include any finding of wrongdoing or any admission of liability. With respect to claims that Specialized Pharmacy Services was not billing properly for drugs provided to hospice patients, which were not covered by the settlement agreement, the Company has reached an agreement in principle to settle the matter with the State of Michigan. Although the final details of the agreement with respect to the hospice claims have not yet been resolved, it is anticipated that the Company will pay approximately $3.5 million to the State of Michigan to settle the matter. The Company recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for 2006 based on the terms of the settlement agreement. The corporate integrity agreement with the State of Michigan requires that the Company and Specialized Pharmacy Services maintain Specialized Pharmacy Services’ compliance program in accordance with the terms of the corporate integrity agreement. The agreement contains specific requirements regarding compliance with Medicaid policies governing access to pharmacy facilities and records, unit dose billing agreements, consumption billing, hospice patient terminal illness prescriptions and prescriptions dispensed after death. The requirements of the corporate integrity agreement could result in increased costs to maintain Specialized Pharmacy Services’ compliance program and greater scrutiny by Michigan regulatory authorities. Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth, and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants’ motion to dismiss the second amended complaint is due on or before March 12, 2007.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. On January 12, 2007, the defendants filed a motion to dismiss the consolidated action on the grounds that the dismissal of the substantially identical Irwin action (see discussion of the Irwin matter below) by the United States District Court for the Eastern District of Kentucky on November 20, 2006 should be given preclusive effect and thus bars re-litigation of the issues already decided in Irwin. On February 23, 2007, a status hearing was held at which plaintiffs indicated their intention to amend the complaint as of right in response to defendants’ pending motion to dismiss, which the Court agreed they would be permitted to do.

On March 23, 2006, a shareholder derivative action entitled Irwin v. Gemunder, et al., 2:06cv62, was filed in the United States District Court for the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the purported improper substitution of generic drugs. The complaint sought, among other things, damages, restitution and injunctive relief. On July 28, 2006, plaintiff filed an amended complaint, adding the same factual allegations that were added to the consolidated amended complaint in the HOD Carriers action and a third officer as a defendant. Defendants thereafter moved to dismiss the complaint for failure to state a claim and failure to make a pre-suit demand on the board of directors of the Company, as required by law. The court, by order and judgment dated November 20, 2006, granted the motion and dismissed this action for failure to make a pre-suit demand on the Omnicare board, a majority of whom the court found to be disinterested and independent. By letter dated November 22, 2006, counsel to the Irwin plaintiff made a demand on the Company’s board of directors that it proceed with a civil action against the individual directors within six months based on the allegations and claims that were set forth in the Irwin complaint. The Company’s board of directors intends to respond to the letter in due course.

On September 18, 2006, a second federal shareholder derivative action entitled Geldzahler v. Gemunder, et al., was filed in United States District Court for the Eastern District of Kentucky against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and for violation of Section 14(a) of the Securities Exchange Act of 1934 arising out of the Company’s alleged violations of federal and state health care laws based primarily upon the purported improper substitution of generic drugs. The complaint seeks, among other things, damages, restitution and injunctive relief. On December 8, 2006, the Company’s board of directors moved to dismiss this action on the ground that the court’s November 20, 2006 dismissal of the substantially similar Irwin action (see discussion of the Irwin matter above) barred plaintiff from re-litigating the issues that led to the dismissal of the Irwin action. In response, on January 9, 2007, plaintiff filed a motion to voluntarily dismiss this action without prejudice, which the Court granted on February 26, 2007.

The Company believes the above-described purported class and derivative actions are without merit and will be vigorously defended.

The year ended 2006 included a $13.6 million pretax charge ($8.6 million after taxes), reflected in the “Litigation charges” line of the Consolidated Statements of Income, for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions and the Company’s lawsuit against United.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility has been closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company has decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues and restore centralized repackaging to full capacity; however, the Company cannot currently predict when such restructuring of operations will occur. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010. Addressing these issues served to increase costs and as a result, the year ended 2006 included special charges of $33.7 million pretax ($27.7 million and $6.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($21.2 million after taxes) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax, as well as $14.8 million pretax for the incremental costs associated with the quality control, product recall and fire damage issues at Heartland. The Company maintains product recall, property and casualty and business interruption insurance and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of December 31, 2006, no receivables for insurance recoveries have been recorded by the Company.

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. The Company is also involved in various legal actions arising in the normal course of business. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable. Consequently, an estimate of the possible loss or range of loss associated with certain actions cannot be made. Although occasional adverse outcomes (or settlements) may occur and could possibly have an adverse effect on the results of operations and cash flows in any one accounting period, outside of the matters described in the preceding paragraphs, the Company is not aware of any such matters whereby it is presently believed that the final disposition will have a material adverse affect on the Company’s overall consolidated financial position.

The Company indemnifies the directors and officers of the Company for certain liabilities that might arise from the performance of their job responsibilities for the Company. Additionally, in the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this involves the resolution of claims made, or future claims that may be made, against the Company, its directors and/or officers, the outcomes of which is unknown and not currently predictable. Accordingly, no liabilities have been recorded for the indemnifications.

Note 16 – Segment Information

Based on the “management approach” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States of America (“USA”), the District of Columbia and in Canada at December 31, 2006. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at December 31, 2006, including the USA.

The table below presents information about the segments as of and for the years ended December 31, 2006, 2005 and 2004, and should be read in connection with the paragraphs that follow (in thousands):

	For the years ended December 31,

2006:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$6,321,141	$171,852	$—	$6,492,993
Depreciation and amortization expense	(114,575)	(1,956)	(3,134)	(119,665)
Heartland matters	(33,726)	—	—	(33,726)
Restructuring and other related charges	(22,565)	(2,374)	(4,623)	(29,562)
Litigation charges	(114,778)	—	—	(114,778)
Operating income (expense)	560,991	5,340	(86,005)	480,326
Total assets	6,962,764	168,853	266,854	7,398,471
Capital expenditures	(28,810)	(763)	(1,678)	(31,251)

2005:

Net sales	$5,110,414	$182,368	$—	$5,292,782
Depreciation and amortization expense	(75,670)	(1,989)	(2,663)	(80,322)
Restructuring and other related charges	(5,245)	(10,790)	(2,744)	(18,779)
Operating income (expense)	583,954	1,561	(63,886)	521,629
Total assets	6,591,859	147,164	418,382	7,157,405
Capital expenditures	(21,764)	(1,027)	(1,448)	(24,239)

2004:

Net sales	$3,983,641	$136,250	$—	$4,119,891
Depreciation and amortization expense	(52,247)	(1,504)	(2,545)	(56,296)
Operating income (expense)	478,232	13,005	(48,801)	442,436
Total assets	3,424,980	143,482	330,719	3,899,181
Capital expenditures	(15,162)	(575)	(2,189)	(17,926)

The following summarizes net sales and long-lived assets, by geographic area, as of and for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Net Sales			Long-Lived Assets

	2006	2005	2004	2006	2005	2004

United States	$6,428,533	$5,205,760	$4,075,012	$196,866	$227,931	$139,173
Foreign	64,460	87,022	44,879	3,559	3,803	3,248

Total	$6,492,993	$5,292,782	$4,119,891	$200,425	$231,734	$142,421

The determination of foreign sales is based on the country in which the sales originate. No individual foreign country’s sales were material to the consolidated sales of Omnicare. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”) Omnicare included in its net sales, during the years ended

December 31, 2006, 2005 and 2004, reimbursable out-of-pockets totaling $17.2 million, $18.3 million and $10.2 million, respectively, for the United States geographic area; $8.4 million, $10.2 million and $8.5 million, respectively, for the foreign geographic area; and $25.6 million, $28.5 million and $18.7 million, respectively, for the total net sales.

Note 17 – Summary of Quarterly Results (Unaudited)

The following table presents the Company’s quarterly financial information for 2006 and 2005 (in thousands, except per share data):

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net sales(a)	$1,658,598	$1,641,110	$1,593,866	$1,599,419	$6,492,993
Cost of sales(a)	1,242,083	1,240,819	1,193,234	1,188,830	4,864,966
Heartland matters - COS	—	—	22,769	4,894	27,663

Gross profit	416,515	400,291	377,863	405,695	1,600,364
Selling, general and administrative expenses	247,342	239,751	236,099	246,443	969,635
Restructuring and other related charges	7,713	11,889	5,119	4,841	29,562
Heartland matters - S,G&A	—	—	2,216	3,847	6,063
Litigation charges	34,100	64,482	9,886	6,310	114,778

Operating income	127,360	84,169	124,543	144,254	480,326
Investment income	1,799	3,049	3,407	2,198	10,453
Interest expense	(42,412)	(43,069)	(43,368)	(41,434)	(170,283)

Income before income taxes	86,747	44,149	84,582	105,018	320,496
Income tax provision	33,516	35,770	32,352	35,286	136,924

Net income	$53,231	$8,379	$52,230	$69,732	$183,572

Earnings per share:(b)
Basic	$0.45	$0.07	$0.44	$0.59	$1.55

Diluted	$0.43	$0.07	$0.43	$0.58	$1.50

Weighted average number of common shares outstanding:
Basic	117,911	118,544	118,667	118,784	118,480

Diluted	123,595	123,016	122,114	121,378	122,536

Note 17 – Summary of Quarterly Results (Unaudited)-Continued

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net sales(a)	$1,096,146	$1,123,397	$1,454,977	$1,618,262	$5,292,782
Cost of sales(a)	826,824	848,551	1,093,904	1,224,438	3,993,717

Gross profit	269,322	274,846	361,073	393,824	1,299,065
Selling, general and administrative expenses	157,759	156,995	212,970	230,933	758,657
Restructuring and other related charges	—	—	8,950	9,829	18,779

Operating income	111,563	117,851	139,153	153,062	521,629
Investment income	1,153	1,091	1,212	2,331	5,787
Interest expense	(19,919)	(20,439)	(46,857)	(78,395)	(165,610)

Income before income taxes	92,797	98,503	93,508	76,998	361,806
Income tax provision	34,802	36,771	35,009	28,733	135,315

Net income	$57,995	$61,732	$58,499	$48,265	$226,491

Earnings per share:(b)
Basic	$0.57	$0.60	$0.57	$0.45	$2.19

Diluted	$0.54	$0.59	$0.54	$0.43	$2.10

Weighted average number of common shares outstanding:
Basic	101,759	102,381	103,292	106,728	103,551

Diluted	109,940	104,742	108,038	112,318	108,804

Notes to Summary of Quarterly Results:

(a)

In accordance with EITF No. 01-14, Omnicare has recorded reimbursements received for “out-of-pocket” expenses on a grossed-up basis in total net sales and total direct costs for both the 2006 and 2005 periods. EITF No. 01-14 relates solely to the Company’s CRO Services business.

(b)

Earnings per share is calculated independently for each separately reported quarterly and full year period. Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

Note 18 – Guarantor Subsidiaries

The Company’s 6.125% Senior Notes due 2013, the 6.75% Senior Notes due 2013 and the 6.875% Senior Notes due 2015, as well as the Company’s 8.125% Senior Notes due 2011, which were completely retired in the fourth quarter of 2006, are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2006 and 2005 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years ended December 31, 2006, 2005 and 2004. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 18 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income

(in thousands)	For the years ended December 31,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$6,194,318	$298,675	$—	$6,492,993
Cost of sales	—	4,639,740	225,226	—	4,864,966
Heartland matters - COS	—	27,663	—	—	27,663

Gross profit	—	1,526,915	73,449	—	1,600,364
Selling, general and administrative expenses	8,250	913,673	47,712	—	969,635
Restructuring and other related charges	—	28,755	807	—	29,562
Litigation charges	—	114,778	—	—	114,778
Heartland matters - S,G&A	—	6,063	—	—	6,063

Operating income (loss)	(8,250)	463,646	24,930	—	480,326
Investment income	6,625	3,828	—	—	10,453
Interest expense	(165,819)	(1,924)	(2,540)	—	(170,283)

Income (loss) before income taxes	(167,444)	465,550	22,390	—	320,496
Income tax (benefit) expense	(60,816)	189,608	8,132	—	136,924
Equity in net income of subsidiaries	290,200	—	—	(290,200)	—

Net income (loss)	$183,572	$275,942	$14,258	$(290,200)	$183,572

2005:

Net sales	$—	$5,045,135	$247,647	$—	$5,292,782
Cost of sales	—	3,813,998	179,719	—	3,993,717

Gross profit	—	1,231,137	67,928	—	1,299,065
Selling, general and administrative expenses	9,631	714,345	34,681	—	758,657
Restructuring and other related charges	—	18,023	756	—	18,779

Operating income (loss)	(9,631)	498,769	32,491	—	521,629
Investment income	1,857	3,930	—	—	5,787
Interest expense	(158,935)	(4,866)	(1,809)	—	(165,610)

Income (loss) before income taxes	(166,709)	497,833	30,682	—	361,806
Income tax (benefit) expense	(62,349)	186,189	11,475	—	135,315
Equity in net income of subsidiaries	330,851	—	—	(330,851)	—

Net income (loss)	$226,491	$311,644	$19,207	$(330,851)	$226,491

2004:

Net sales	$—	$4,002,582	$117,309	$—	$4,119,891
Cost of sales	—	2,998,265	91,258	—	3,089,523

Gross profit	—	1,004,317	26,051	—	1,030,368
Selling, general and administrative expenses	5,723	562,056	20,153	—	587,932

Operating income (loss)	(5,723)	442,261	5,898	—	442,436
Investment income	605	2,579	—	—	3,184
Interest expense	(63,021)	(5,839)	(1,561)	—	(70,421)

Income (loss) before income taxes	(68,139)	439,001	4,337	—	375,199
Income tax (benefit) expense	(25,893)	163,433	1,648	—	139,188
Equity in net income of subsidiaries	278,257	—	—	(278,257)	—

Net income (loss)	$236,011	$275,568	$2,689	$(278,257)	$236,011

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(in thousands)

As of December 31, 2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$43,494	$74,262	$20,278	$—	$138,034
Restricted cash	—	3,777	—	—	3,777
Deposits with drug wholesalers	—	618	—	—	618
Accounts receivable, net (including intercompany)	—	1,481,994	45,370	(5,098)	1,522,266
Unbilled receivables	—	21,949	—	—	21,949
Inventories	—	435,669	14,002	—	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	95,255	71	—	94,231
Other current assets	2,516	188,336	3,430	—	194,282

Total current assets	44,915	2,301,860	83,151	(5,098)	2,424,828

Properties and equipment, net	—	187,594	12,831	—	200,425
Goodwill	—	4,129,247	95,764	—	4,225,011
Identifiable intangible assets, net	—	314,516	5,072	—	319,588
Other noncurrent assets	60,045	168,166	408	—	228,619
Investment in subsidiaries	6,062,799	—	—	(6,062,799)	—

Total assets	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$510,471	$15,905	$(5,098)	$552,401
Long-term debt	600,000	5,872	45,795	—	651,667
8.125% senior subordinated notes, due 2011	—	—	—	—	—
6.125% senior subordinated notes, net, due 2013	230,953	—	—	—	230,953
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	—	—	—	345,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	50,685	326,766	7,538	—	384,989
Other noncurrent liabilities	19,047	322,161	1,302	—	342,510
Stockholders’ equity	3,163,451	5,936,113	126,686	(6,062,799)	3,163,451

Total liabilities and stockholders’ equity	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets (Continued)

(in thousands)

As of December 31, 2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$143,227	$38,999	$33,195	$—	$215,421
Restricted cash	—	2,674	—	—	2,674
Deposits with drug wholesalers	—	83,036	—	—	83,036
Accounts receivable, net (including intercompany)	—	1,244,234	43,332	(26,932)	1,260,634
Unbilled receivables	—	17,195	—	—	17,195
Inventories	—	457,072	16,870	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	108,016	320	—	107,967
Other current assets	1,469	196,152	2,405	—	200,026

Total current assets	144,327	2,147,378	96,122	(26,932)	2,360,895

Properties and equipment, net	—	215,625	16,109	—	231,734
Goodwill	—	3,932,201	97,281	—	4,029,482
Identifiable intangible assets, net	—	339,474	—	—	339,474
Other noncurrent assets	68,616	126,775	429	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$377,269	$602,516	$47,651	$(26,932)	$1,000,504
Long-term debt	700,000	6,837	46,064	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	283,701	(6,028)	—	249,034
Other noncurrent liabilities	19,784	225,796	849	—	246,429
Stockholders’ equity	2,942,046	5,642,603	121,405	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$6,761,453	$209,941	$(5,790,940)	$7,157,405

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)	For the year ended December 31,

2006	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$81,180	$1,029	$82,209
Other	(82,220)	124,255	(15,724)	26,311

Net cash flows from operating activities	(82,220)	205,435	(14,695)	108,520

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(93,540)	(806)	(94,346)
Capital expenditures	—	(30,733)	(518)	(31,251)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(1,321)	—	(1,321)
Other	—	46	—	46

Net cash flows from investing activities	—	(125,548)	(1,324)	(126,872)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	158,000	—	—	158,000
Payments on line of credit facilities and term A loan	(258,000)	—	—	(258,000)
Proceeds from long-term borrowings and obligations	63	—	—	63
Payments on long-term borrowings and obligations	(14,921)	—	—	(14,921)
Fees paid for financing arrangements	(3,482)	—	—	(3,482)
Change in cash overdraft balance	5,101	7,163	—	12,264
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
(Payments) for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,751)	—	—	(2,751)
Excess tax benefits from stock-based compensation	10,411	—	—	10,411
Dividends paid	(10,937)	—	—	(10,937)
Other	49,764	(51,787)	2,023	—

Net cash flows from financing activities	(17,513)	(44,624)	2,023	(60,114)

Effect of exchange rate changes on cash	—	—	1,079	1,079

Net increase (decrease) in cash and cash equivalents	(99,733)	35,263	(12,917)	(77,387)
Cash and cash equivalents at beginning of year	143,227	38,999	33,195	215,421

Cash and cash equivalents at end of year	$43,494	$74,262	$20,278	$138,034

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	For the year ended December 31,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$57,010	$1,014	$58,024
Other	(24,967)	241,600	(11,118)	205,515

Net cash flows from operating activities	(24,967)	298,610	(10,104)	263,539

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(2,615,671)	(4,709)	(2,620,380)
Capital expenditures	—	(23,153)	(1,086)	(24,239)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(1,523)	—	(1,523)
Other	—	39	—	39

Net cash flows from investing activities	—	(2,640,308)	(5,795)	(2,646,103)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,560,000	—	—	3,560,000
Payments on line of credit facilities and term A loan	(3,165,385)	—	—	(3,165,385)
Proceeds from long-term borrowings and obligations	1,724,194	—	44,890	1,769,084
Payments on long-term borrowings and obligations	(369,034)	—	—	(369,034)
Fees paid for financing arrangements	(51,743)	—	—	(51,743)
Change in cash overdraft balance	2,228	2,771	—	4,999
Proceeds from stock offering, net of issuance costs	742,932	—	—	742,932
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	33,455	—	—	33,455
Dividends paid	(9,549)	—	—	(9,549)
Other	(2,345,473)	2,345,473	—	—

Net cash flows from financing activities	121,625	2,348,244	44,890	2,514,759

Effect of exchange rate changes on cash	—	—	(943)	(943)

Net increase in cash and cash equivalents	96,658	6,546	28,048	131,252
Cash and cash equivalents at beginning of year	46,569	32,453	5,147	84,169

Cash and cash equivalents at end of year	$143,227	$38,999	$33,195	$215,421

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	For the year ended December 31,

2004:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$44,143	$969	$45,112
Other	(50,388)	171,710	2,424	123,746

Net cash flows from operating activities	(50,388)	215,853	3,393	168,858

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(397,329)	(1,230)	(398,559)
Capital expenditures	—	(17,521)	(405)	(17,926)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	452	—	452
Other	—	60	—	60

Net cash flows from investing activities	—	(414,338)	(1,635)	(415,973)

Cash flows from financing activities:
Borrowings on line of credit facilities	835,000	—	—	835,000
Payments on line of credit facilities and term A loan	(685,513)	—	—	(685,513)
Payments on long-term borrowings and obligations	(541)	—	—	(541)
Change in cash overdraft position	6,088	(11,010)	—	(4,922)
Proceeds from stock awards and exercise of stock options, net of stock tendered in payment	9,804	—	—	9,804
Dividends paid	(9,386)	—	—	(9,386)
Other	(193,008)	193,008	—	—

Net cash flows from financing activities	(37,556)	181,998	—	144,442

Effect of exchange rate changes on cash	—	—	(571)	(571)

Net increase (decrease) in cash and cash equivalents	(87,944)	(16,487)	1,187	(103,244)
Cash and cash equivalents at beginning of year	134,513	48,940	3,960	187,413

Cash and cash equivalents at end of year	$46,569	$32,453	$5,147	$84,169

Note 18 – Guarantor Subsidiaries – Continued

The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of December 31, 2006 and 2005 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years ended December 31, 2006, 2005 and 2004. Separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 18 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income

(in thousands)	For the years ended December 31,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$6,492,993	$—	$6,492,993
Cost of sales	—	—	4,864,966	—	4,864,966
Heartland matters - COS	—	—	27,663	—	27,663

Gross profit	—	—	1,600,364	—	1,600,364
Selling, general and administrative expenses	8,250	1,020	960,365	—	969,635
Restructuring and other related charges	—	—	29,562	—	29,562
Litigation charges	—	—	114,778	—	114,778
Heartland matters - S,G&A	—	—	6,063	—	6,063

Operating income (loss)	(8,250)	(1,020)	489,596	—	480,326
Investment income	6,625	—	3,828	—	10,453
Interest expense	(165,819)	—	(4,464)	—	(170,283)

Income (loss) before income taxes	(167,444)	(1,020)	488,960	—	320,496
Income tax (benefit) expense	(60,816)	(343)	198,083	—	136,924
Equity in net income of subsidiaries	290,200	—	—	(290,200)	—

Net income (loss)	$183,572	$(677)	$290,877	$(290,200)	$183,572

2005:

Net sales	$—	$—	$5,292,782	$—	$5,292,782
Cost of sales	—	—	3,993,717	—	3,993,717

Gross profit	—	—	1,299,065	—	1,299,065
Selling, general and administrative expenses	9,631	930	748,096	—	758,657
Restructuring and other related charges	—	—	18,779	—	18,779

Operating income (loss)	(9,631)	(930)	532,190	—	521,629
Investment income	1,857	—	3,930	—	5,787
Interest expense	(158,935)	—	(6,675)	—	(165,610)

Income (loss) before income taxes	(166,709)	(930)	529,445	—	361,806
Income tax (benefit) expense	(62,349)	(348)	198,012	—	135,315
Equity in net income of subsidiaries	330,851	—	—	(330,851)	—

Net income (loss)	$226,491	$(582)	$331,433	$(330,851)	$226,491

2004:

Net sales	$—	$—	$4,119,891	$—	$4,119,891
Cost of sales	—	—	3,089,523	—	3,089,523

Gross profit	—	—	1,030,368	—	1,030,368
Selling, general and administrative expenses	5,723	1,180	581,029	—	587,932

Operating income (loss)	(5,723)	(1,180)	449,339	—	442,436
Investment income	605	—	2,579	—	3,184
Interest expense	(63,021)	—	(7,400)	—	(70,421)

Income (loss) before income taxes	(68,139)	(1,180)	444,518	—	375,199
Income tax (benefit) expense	(25,893)	(438)	165,519	—	139,188
Equity in net income of subsidiaries	278,257	—	—	(278,257)	—

Net income (loss)	$236,011	$(742)	$278,999	$(278,257)	$236,011

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(in thousands)

As of December 31, 2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$43,494	$—	$94,540	$—	$138,034
Restricted cash	—	—	3,777	—	3,777
Deposits with drug wholesalers	—	—	618	—	618
Accounts receivable, net (including intercompany)	—	—	1,522,283	(17)	1,522,266
Unbilled receivables	—	—	21,949	—	21,949
Inventories	—	—	449,671	—	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	—	95,326	—	94,231
Other current assets	2,516	—	191,766	—	194,282

Total current assets	44,915	—	2,379,930	(17)	2,424,828

Properties and equipment, net	—	31	200,394	—	200,425
Goodwill	—	—	4,225,011	—	4,225,011
Identifiable intangible assets, net	—	—	319,588	—	319,588
Other noncurrent assets	60,045	19	168,555	—	228,619
Investment in subsidiaries	6,062,799	—	—	(6,062,799)	—

Total assets	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$17	$521,278	$(17)	$552,401
Long-term debt	600,000	—	51,667	—	651,667
8.125% senior subordinated notes, due 2011	—	—	—	—	—
6.125% senior subordinated notes, net, due 2013	230,953	—	—	—	230,953
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	—	—	—	345,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	50,685	—	334,304	—	384,989
Other noncurrent liabilities	19,047	—	323,463	—	342,510
Stockholders’ equity	3,163,451	33	6,062,766	(6,062,799)	3,163,451

Total liabilities and stockholders’ equity	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(in thousands)

As of December 31, 2005:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$143,227	$—	$72,194	$—	$215,421
Restricted cash	—	—	2,674	—	2,674
Deposits with drug wholesalers	—	—	83,036	—	83,036
Accounts receivable, net (including intercompany)	—	169	1,260,634	(169)	1,260,634
Unbilled receivables	—	—	17,195	—	17,195
Inventories	—	—	473,942	—	473,942
Deferred income tax benefits (liabilities), net-current	(369)	—	108,336	—	107,967
Other current assets	1,469	—	198,557	—	200,026

Total current assets	144,327	169	2,216,568	(169)	2,360,895

Properties and equipment, net	—	38	231,696	—	231,734
Goodwill	—	—	4,029,482	—	4,029,482
Identifiable intangible assets, net	—	—	339,474	—	339,474
Other noncurrent assets	68,616	19	127,185	—	195,820
Investment in subsidiaries	5,764,008	—	—	(5,764,008)	—

Total assets	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$377,269	$—	$623,404	$(169)	$1,000,504
Long-term debt	700,000	—	52,901	—	752,901
8.125% senior subordinated notes, due 2011	8,775	—	—	—	8,775
6.125% senior subordinated notes, net, due 2013	230,216	—	—	—	230,216
6.75% senior subordinated notes, due 2013	225,000	—	—	—	225,000
6.875% senior subordinated notes, due 2015	525,000	—	—	—	525,000
3.25% convertible senior debentures, due 2035	977,500	—	—	—	977,500
Deferred income tax liabilities (benefits), net-noncurrent	(28,639)	—	277,673	—	249,034
Other noncurrent liabilities	19,784	—	226,645	—	246,429
Stockholders’ equity	2,942,046	226	5,763,782	(5,764,008)	2,942,046

Total liabilities and stockholders’ equity	$5,976,951	$226	$6,944,405	$(5,764,177)	$7,157,405

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)	For the year ended December 31,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$82,209	$82,209
Other	(82,220)	—	108,531	26,311

Net cash flows from operating activities	(82,220)	—	190,740	108,520

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(94,346)	(94,346)
Capital expenditures	—	—	(31,251)	(31,251)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(1,321)	(1,321)
Other	—	—	46	46

Net cash flows from investing activities	—	—	(126,872)	(126,872)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	158,000	—	—	158,000
Payments on line of credit facilities and term A loan	(258,000)	—	—	(258,000)
Proceeds from long-term borrowings and obligations	63	—	—	63
Payments on long-term borrowings and obligations	(14,921)	—	—	(14,921)
Fees paid for financing arrangements	(3,482)	—	—	(3,482)
Change in cash overdraft balance	5,101	—	7,163	12,264
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
(Payments) for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,751)	—	—	(2,751)
Excess tax benefits from stock-based compensation	10,411	—	—	10,411
Dividends paid	(10,937)	—	—	(10,937)
Other	49,764	—	(49,764)	—

Net cash flows from financing activities	(17,513)	—	(42,601)	(60,114)

Effect of exchange rate changes on cash	—	—	1,079	1,079

Net increase (decrease) in cash and cash equivalents	(99,733)	—	22,346	(77,387)
Cash and cash equivalents at beginning of year	143,227	—	72,194	215,421

Cash and cash equivalents at end of year	$43,494	$—	$94,540	$138,034

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	For the year ended December 31,

2005:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$58,024	$58,024
Other	(24,967)	—	230,482	205,515

Net cash flows from operating activities	(24,967)	—	288,506	263,539

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(2,620,380)	(2,620,380)
Capital expenditures	—	—	(24,239)	(24,239)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(1,523)	(1,523)
Other	—	—	39	39

Net cash flows from investing activities	—	—	(2,646,103)	(2,646,103)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,560,000	—	—	3,560,000
Payments on line of credit facilities and term A loan	(3,165,385)	—	—	(3,165,385)
Proceeds from long-term borrowings and obligations	1,724,194	—	44,890	1,769,084
Payments on long-term borrowings and obligations	(369,034)	—	—	(369,034)
Fees paid for financing arrangements	(51,743)	—	—	(51,743)
Change in cash overdraft balance	2,228	—	2,771	4,999
Proceeds from stock offering, net of issuance costs	742,932	—	—	742,932
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	33,455	—	—	33,455
Dividends paid	(9,549)	—	—	(9,549)
Other	(2,345,473)	—	2,345,473	—

Net cash flows from financing activities	121,625	—	2,393,134	2,514,759

Effect of exchange rate changes on cash	—	—	(943)	(943)

Net increase in cash and cash equivalents	96,658	—	34,594	131,252
Cash and cash equivalents at beginning of year	46,569	—	37,600	84,169

Cash and cash equivalents at end of year	$143,227	$—	$72,194	$215,421

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	For the year ended December 31,

2004:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$45,112	$45,112
Other	(50,388)	—	174,134	123,746

Net cash flows from operating activities	(50,388)	—	219,246	168,858

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(398,559)	(398,559)
Capital expenditures	—	—	(17,926)	(17,926)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	452	452
Other	—	—	60	60

Net cash flows from investing activities	—	—	(415,973)	(415,973)

Cash flows from financing activities:
Borrowings on line of credit facilities	835,000	—	—	835,000
Payments on line of credit facilities and term A loan	(685,513)	—	—	(685,513)
Payments on long-term borrowings and obligations	(541)	—	—	(541)
Change in cash overdraft position	6,088	—	(11,010)	(4,922)
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	9,804	—	—	9,804
Dividends paid	(9,386)	—	—	(9,386)
Other	(193,008)	—	193,008	—

Net cash flows from financing activities	(37,556)	—	181,998	144,442

Effect of exchange rate changes on cash	—	—	(571)	(571)

Net decrease in cash and cash equivalents	(87,944)	—	(15,300)	(103,244)
Cash and cash equivalents at beginning of year	134,513	—	52,900	187,413

Cash and cash equivalents at end of year	$46,569	$—	$37,600	$84,169

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

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein under Item 8.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions “Election of Directors,” “Governance of the Company and Board Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference. Information concerning our executive officers is also included under the caption “Executive Officers of the Company” in Part I of this Report. There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors as described in the Company’s Proxy Statement dated April 12, 2006.

Audit Committee Financial Expert. The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

Codes of Ethics. We expect all of our employees to act in accordance with and to abide by the Omnicare “Corporate Compliance Program – It’s About Integrity” (the “Omnicare Integrity Code”). The Omnicare Integrity Code is a set of business values and procedures that provides guidance to Omnicare employees with respect to compliance with the law in all of their business dealings and decisions on behalf of Omnicare and with respect to the maintenance of ethical standards, which are a vital and integral part of Omnicare’s business.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c)

Equity compensation plans approved by stockholders(a)	6,959	$31.73	5,595

Equity compensation plans not approved by stockholders(b)	714	27.57	—

	7,673	$31.35	5,595

(a)	Includes the 1992 Long-Term Stock Incentive Plan, the 1995 Premium-Priced Stock Option Plan and the 2004 Stock and Incentive Plan.

(b)

Includes the 1998 Long-Term Employee Incentive Plan and Director Stock Plan, as further discussed in the “Stock-Based Employee Compensation” note of the Notes to Consolidated Financial Statements included at Item 8 of this Filing. Additionally, at December 31, 2006, the outstanding amount includes 3 stock options transferred from or issued in connection with companies previously acquired by the Company at a weighted average exercise price of $23.84 per share and 10 compensation related warrants issued in 2003 at an exercise price of $33.08 per share.

(c)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in our proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2007 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Our 2006 Consolidated Financial Statements are included in Part II, Item 8, of this Filing.

(a)(2)	Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

(a)(3)	Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 1st day of March 2007.

OMNICARE, INC.

/s/ David W. Froesel, Jr.

David W. Froesel, Jr.
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel F. Gemunder	President, Chief Executive Officer and Director (Principal Executive Officer)

Joel F. Gemunder

/s/ David W. Froesel, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

David W. Froesel, Jr.

Edward L. Hutton, Chairman of the Board		March 1, 2007
and Director*
John T. Crotty, Director*
Charles H. Erhart, Jr., Director*
Sandra E. Laney, Director*
Andrea R. Lindell, Ph.D., RN, Director*
John H. Timoney, Director*
Amy Wallman, Director*

* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

/s/ Cheryl D. Hodges

Cheryl D. Hodges
(Attorney-in-Fact)

Schedule II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

Year ended December 31,	Balance at beginning of period	Additions charged to cost and expenses	Acquisitions	Write-offs, net of recoveries	Balance at end of period

Allowance for uncollectible accounts receivable:

2006	$169,390	$82,209	$1,694	$(62,245)	$191,048

2005	123,288	58,024	41,441	(53,363)	169,390

2004	108,813	45,112	13,197	(43,834)	123,288

S-1

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(2)	Agreement and Plan of Merger, by and among Omnicare, Inc., NCS Acquisition Corp. and NCS HealthCare, Inc., dated as of December 17, 2002	Exhibit (a) (5)(E) to NCS Acquisition Corp.’s Schedule TO-T, as amended and filed with the Securities and Exchange Commission on December 18, 2002

(2.1)	Agreement and Plan of Merger, by and among Omnicare, Inc., Nectarine Acquisition Corp. and NeighborCare, Inc., dated as of July 6, 2005	Form 8-K July 7, 2005

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

Form 10-Q August 14, 2003

(4.4)	Subordinated Debt Securities Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K Filed June 16, 2003

(4.5)	First Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K Filed June 16, 2003

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.6)	Second Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K Filed June 16, 2003

(4.7)	Third Supplemental Indenture, dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K Filed March 9, 2005

(4.8)	Fourth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2013 Note)	Form 8-K Filed December 16, 2005

(4.9)	Fifth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2015 Note)	Form 8-K Filed December 16, 2005

(4.10)	Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and the Trustee (including the Form of Convertible Debenture)	Form 8-K Filed December 16, 2005

(4.11)	Guarantee Agreement of Omnicare, Inc. relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003	Form 8-K Filed June 16, 2003

(4.12)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K Filed March 9, 2005

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.13)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K Filed March 9, 2005

(10.1)	Executive Salary Protection Plan, as amended, July 1, 1981*	Form 10-K March 25, 1996

(10.2)	Annual Incentive Plan for Senior Executive Officers*	Appendix B to Proxy Statement for 2001 Annual Meeting of Stockholders dated April 10, 2001

(10.3)	1992 Long-Term Stock Incentive Plan*	Appendix A to Proxy Statement for 2002 Annual Meeting of Stockholders dated April 10, 2002

(10.4)	1995 Premium-Priced Stock Option Plan*	Exhibit A to Proxy Statement for 1995 Annual Meeting of Stockholders dated April 10, 1995

(10.5)	1998 Long-Term Employee Incentive Plan*	Form 10-K March 30, 1999

(10.6)	Amendment to 1998 Long-Term Employee Incentive Plan, effective November 26, 2002*	Form 10-K March 27, 2003

(10.7)	Director Stock Plan for Members of the Compensation and Incentive Committee*	Form S-8 December 14, 2001

(10.8)	Director Compensation Program Update*	Form 8-K May 20, 2005

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.9)	Omnicare, Inc. 2004 Stock and Incentive Plan*	Appendix B to the Company’s Definitive Proxy Statement for 2004 Annual Meeting of Stockholders, filed on April 9, 2004

(10.10)	Form of Indemnification Agreement with Directors and Officers*	Form 10-K March 30, 1999

(10.11)	Employment Agreement with J.F. Gemunder, dated August 4, 1988*	Form 10-K March 27, 2003

(10.12)	Employment Agreement with C.D. Hodges, dated August 4, 1988*	Form 10-K March 27, 2003

(10.13)	Employment Agreement with P.E. Keefe, dated March 4, 1993*	Form 10-K March 25, 1994

(10.14)	Split Dollar Agreement with E.L. Hutton, dated June 1, 1995, (Agreement in the same form exists with J.F. Gemunder)*	Form 10-K March 25, 1996

(10.15)	Split Dollar Agreement, dated June 1, 1995 (Agreements in the same form exist with the following Executive Officers: T.E. Bien, C.D. Hodges and P.E. Keefe)*	Form 10-K March 25, 1996

(10.16)	Retirement Plan for E.L. Hutton*	Form 10-K March 30, 2001

(10.17)	Omnicare, Inc. Excess Benefit Plan*	Form 10-K March 15, 2004

(10.18)	Description of 2002 Supplemental Benefit Plan*	Form 10-K March 15, 2004

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.19)	Employment Agreement with T.E. Bien, dated January 1, 1994*	Form 10-K March 31, 1997

(10.20)	Employment Agreement with D.W. Froesel, Jr., dated February 17, 1996*	Form 10-K March 31, 1997

(10.21)	Form of Amendment to Employment Agreements with J.F. Gemunder, P.E. Keefe and C.D. Hodges, dated as of February 25, 2000*	Form 10-K March 30, 2000

(10.22)	Form of Amendment to Employment Agreements with T.E. Bien and D.W. Froesel, Jr., dated as of February 25, 2000*	Form 10-K March 30, 2000

(10.23)	Amendment to Employment Agreement with J.F. Gemunder, dated as of September 25, 2002*	Form 10-K March 27, 2003

(10.24)	Amendment to Employment Agreement with J.F. Gemunder, dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.25)	Amendment to Employment Agreement with P. E. Keefe, dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.26)	Amendment to Employment Agreement with C.D. Hodges, dated as of April 6, 2006*	Form 8-K April 12, 2006

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.27)	Summary of Compensation of K. M. Pompeo, Senior Vice President, Sales & Marketing*	Form 10-K March 16, 2005

(10.28)	Form of Stock Option Award Letter*	Form 8-K December 1, 2004

(10.29)	Form of Restricted Stock Award Letter (Executive Officers)*	Form 8-K March 29, 2005

(10.30)	Form of Restricted Stock Award Letter (Employees Other Than Executive Officers)*	Form 8-K March 29, 2005

(10.31)	Prime Vendor Agreement with McKesson, dated as of December 23, 2003**	Form 10-K March 15, 2004

(10.32)	Summary of Non-Employee Director Compensation*	Form 10-K March 16, 2005

(10.33)

Credit Agreement, dated as of July 28, 2005, among Omnicare, Inc., as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as a joint syndication agent, Lehman Brothers Inc., as a joint syndication agent, CIBC World Markets Corp., as a co-documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a co- documentation agent, Wachovia Capital Markets, LLC, as a co-documentation agent, and SunTrust Bank, as administrative agent.

Form 8-K August 3, 2005

(10.34)	Employment Agreement with G. C. Laschober, dated as of August 5, 2005*	Form 8-K August 11, 2005

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.35)	Form of Amended and Restated Employment Agreement with T.E. Bien, dated as of February 17, 2006*	Form 10-K March 16, 2006

(10.36)	Employment Agreement with L.P. Finn III, dated as of August 21, 1997	Filed Herewith

(12)	Statetment of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

(21)	Subsidiaries of Omnicare, Inc.	Filed Herewith

(23)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)	Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

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