Form 10-Q
period 2007-03-31
OMNICARE INC
filed 2007-05-10
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
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

_______________________________________________________________
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

Yes [ x ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ x ]                                              Accelerated filer [   ]                                              Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ x ]

COMMON STOCK OUTSTANDING

	Number of
	Shares	Date
Common Stock, $1 par value	121,536,562	March 31, 2007

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION:

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Statements of Income –
	Three months ended –
	March 31, 2007 and 2006	3

	Consolidated Balance Sheets –
	March 31, 2007 and December 31, 2006	4

	Consolidated Statements of Cash Flows –
	Three months ended –
	March 31, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	52

ITEM 4.	CONTROLS AND PROCEDURES	53

PART II.	OTHER INFORMATION:

ITEM 1.	LEGAL PROCEEDINGS	54

ITEM 1A.	RISK FACTORS	57

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND

	USE OF PROCEEDS	63

ITEM 6.	EXHIBITS	63

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands, except per share data)

	Three months ended,
	March 31,
	2007	2006
Net sales	$1,577,065	$1,658,598

Cost of sales ("COS")	1,190,993	1,242,083
Heartland matters - COS (Note 11)	4,296	-

Gross profit	381,776	416,515

Selling, general and administrative expenses ("S,G&A")	254,513	247,342
Restructuring and other related charges (Note 10)	9,174	7,713
Litigation charges (Note 11)	6,907	34,100
Heartland matters - S,G&A (Note 11)	1,496	-

Operating income	109,686	127,360

Investment income	1,921	1,799
Interest expense	(42,048)	(42,412)

Income before income taxes	69,559	86,747

Income tax provision	26,572	33,516
Net income	$42,987	$53,231

Earnings per share:
Basic	$0.36	$0.45
Diluted	$0.35	$0.43
Dividends per common share	$0.0225	$0.0225

Weighted average number of common shares outstanding:
Basic	119,077	117,911
Diluted	121,378	123,595
Comprehensive income	$45,375	$50,879

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except share data)	(UNAUDITED)
	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$185,246	$138,034
Restricted cash	14,099	3,777
Accounts receivable, less allowances of $199,525 (2006-$191,048)	1,527,691	1,522,266
Unbilled receivables, CRO	25,783	21,949
Inventories	472,227	449,671
Deferred income tax benefits	97,785	94,231
Other current assets	193,581	194,900
Total current assets	2,516,412	2,424,828
Properties and equipment, at cost less accumulated
depreciation of $289,641 (2006-$286,157)	196,964	200,425
Goodwill	4,272,652	4,225,011
Identifiable intangible assets, less accumulated
amortization of $88,704 (2006-$80,095)	313,653	319,588
Rabbi trust assets for settlement of pension obligations	94,945	83,184
Other noncurrent assets	147,071	145,435
Total noncurrent assets	5,025,285	4,973,643
Total assets	$7,541,697	$7,398,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$333,728	$262,918
Accrued employee compensation	45,365	33,864
Deferred revenue, CRO	25,500	26,434
Current debt (Note 4)	5,245	5,371
Other current liabilities and income taxes payable	252,316	223,814
Total current liabilities	662,154	552,401
Long-term debt, notes and convertible debentures (Note 4)	2,905,262	2,955,120
Deferred income tax liabilities	402,502	384,989
Other noncurrent liabilities	367,518	342,510
Total noncurrent liabilities	3,675,282	3,682,619
Total liabilities	4,337,436	4,235,020

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized,
124,495,100 shares issued (2006-124,269,500 shares issued)	124,495	124,269
Paid-in capital	1,896,531	1,885,529
Retained earnings	1,334,994	1,300,550
Treasury stock, at cost-2,958,500 shares (2006-2,805,000 shares)	(94,005)	(86,755)
Accumulated other comprehensive income	(57,754)	(60,142)
Total stockholders' equity	3,204,261	3,163,451
Total liabilities and stockholders' equity	$7,541,697	$7,398,471

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

(in thousands)

	Three months ended,
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$42,987	$53,231
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation	14,190	14,382
Amortization	14,532	16,516
Provision for doubtful accounts	28,904	17,094
Deferred tax provision	13,257	8,463
Changes in assets and liabilities, net of effects
from acquisition of businesses:
Accounts receivable and unbilled receivables	(26,663)	(158,186)
Inventories	(19,322)	(766)
Deposits with drug wholesalers	(486)	38,296
Current and noncurrent assets	(6,323)	24,035
Accounts payable	72,585	(13,790)
Accrued employee compensation	11,497	22,007
Deferred revenue	(934)	1,697
Current and noncurrent liabilities and income taxes payable	30,565	59,798

Net cash flows from operating activities	174,789	82,777

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(43,305)	(23,201)
Capital expenditures	(8,281)	(6,109)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	(10,322)	(9,871)
Other	(24)	82

Net cash flows from investing activities	(61,932)	(39,099)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	133,000
Payments on line of credit facilities and term A loan	(124,000)	(133,000)
Payments on long-term borrowings and obligations	(1,304)	(521)
Fees paid for financing arrangements	-	(2,052)
Change in cash overdraft balance	(7,986)	8,423
Proceeds from stock offering, net of issuance costs	-	49,239
Payments for stock awards and exercise of stock options and
warrants, net of stock tendered in payment	(8,232)	(6,030)
Excess tax benefits from stock-based compensation	4,063	10,021
Dividends paid	(2,739)	(2,725)

Net cash flows from financing activities	(66,198)	56,355

Effect of exchange rate changes on cash	553	46

Net increase in cash and cash equivalents	47,212	100,079
Cash and cash equivalents at beginning of period	138,034	215,421

Cash and cash equivalents at end of period	$185,246	$315,500

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 - Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Omnicare’s 2006 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Description of Business and Summary of Significant Accounting Policies

The Company’s description of business and significant accounting policies have been disclosed in its Annual Report on Form 10-K. As previously disclosed, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s 2006 Annual Report and any related updates contained in the Company’s periodic quarterly SEC filings, including those presented below.

Concentration of Credit Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 42% of the Company’s revenues in the quarter ended March 31, 2007 were generated under the Part D program. The Company estimates that approximately 35% of these Part D revenues relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group and its Affiliates (“United”). Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

Under the Part D benefit, payment is determined in accordance with the agreements Omnicare has negotiated with the Part D Plans. The remainder of Omnicare’s billings are paid or reimbursed primarily by individual residents, long-term care facilities (including revenues for residents funded under Medicare Part A) and other third party payors, including private insurers.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding receivables (net of contractual allowances) for copays and rejected claims of approximately $27 million and $34 million, respectively, at March 31, 2007. Until these administrative and payment issues have been resolved, the Company will not be able to determine the ultimate impact of the Part D Drug Benefit on the Company’s results of operations, financial condition and cash flows.

Accumulated Other Comprehensive Income

The accumulated other comprehensive income (loss) balances at March 31, 2007 and December 31, 2006, net of aggregate applicable tax benefits of $37.0 million and $34.9 million, respectively, by component and in the aggregate, follow (in thousands):

	March 31,	December 31,
	2007	2006
Cumulative foreign currency translation adjustments	$2,061	$1,705
Unrealized depreciation in fair value of investments	(1,189)	(1,423)
Unamortized prior service cost and loss for pension
and long-term care plans	(58,626)	(60,424)
Total accumulated other comprehensive loss balances, net	$(57,754)	$(60,142)

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. As a result, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $17.9 million, $5.8 million of which was accounted for as a reduction to the January 1, 2007 retained earnings balance and $12.1 million of which was accounted for as an increase to goodwill.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2 - Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses, as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time-to-time the Company may acquire other businesses, such as contract research organizations, pharmacy consulting companies, specialty pharmacy companies, medical supply companies, hospice pharmacy companies and companies providing distribution and patient assistance services for specialty pharmaceuticals, which complement the Company’s core business. During the first three months of 2007, Omnicare completed five acquisitions of businesses and other assets in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required cash payments of $43.3 million (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) in the three months ended March 31, 2007. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. Omnicare engages independent valuation firms to assist with identification and valuation of other identifiable intangible assets in connection with the purchase price allocation of certain acquisitions. The Company also continues to evaluate the tax effects and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 3 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2007, by business segment, are as follows (in thousands):

	Pharmacy	CRO
	Services	Services	Total
Balance as of December 31, 2006	$4,134,235	$90,776	$4,225,011
Goodwill acquired in the three months
ended March 31, 2007	34,913	-	34,913
Other	12,840	(112)	12,728
Balance as of March 31, 2007	$4,181,988	$90,664	$4,272,652

The “Other” captions above include the settlement of acquisition matters relating to prior-year acquisitions, (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible asset valuations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate solely to the Contract Research Organization (“CRO”) Services segment and one pharmacy located in Canada that is included in the Pharmacy Services segment.

The decrease in the net carrying amount of the Company’s other identifiable intangible assets of approximately $5.9 million from December 31, 2006 primarily relates to amortization expense recorded during the period partially offset by increases due primarily to customer relationship assets and non-compete agreements, with a weighted average life of approximately 11 years, recorded as part of the purchase price allocation for certain acquisitions.

Note 4 - Debt

A summary of debt follows (in thousands):

	March 31,	December 31,
	2007	2006
Revolving loans, due 2010	$-	$-
Term loan, due 2010	43,365	42,911
Senior term A loan, due 2010	550,000	600,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	12,823	14,127
Subtotal	2,928,688	2,979,538
Less interest rate swap agreement	(18,181)	(19,047)
Less current portion of debt	(5,245)	(5,371)
Total long-term debt, net	$2,905,262	$2,955,120

The Company’s debt instruments, including related terms and financial covenants, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2006 Annual Report.

At March 31, 2007, there was no outstanding balance under the Company’s $800 million revolving credit facility (“Revolving Loans”), maturing on July 28, 2010, and $550 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $50 million on the Term Loans during the three months ended March 31, 2007. The interest rate on the Term Loans was 6.57% at March 31, 2007. As of March 31, 2007, the Company had approximately $25.4 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. The Company amortized to expense approximately $2.0 million of deferred debt issuance costs during each of the three months ended March 31, 2007 and 2006.

At March 31, 2007, the overall weighted average interest rate on the Company’s variable interest portion of its long-term debt, excluding the interest rate swap agreement, was 6.56%. The estimated floating interest rate on the interest rate swap agreement was 7.61% at March 31, 2007.

Note 5 - Public Offering of Common Stock

During January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock, $1 par value, at $59.72 per share. Gross cash proceeds, before underwriting discount, commission and expenses, were approximately $51 million.

Note 6 - Stock-Based Employee Compensation

At March 31, 2007, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Employee Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2006 Annual Report. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. As further described in Omnicare’s 2006 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three months ended March 31, 2007 and 2006 is $5.5 million pretax and $6.7 million pretax, respectively.

The assumptions used to value stock options granted during the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
	2007	2006
Expected volatility	29.3%	30.0%
Risk-free interest rate	4.3%	4.7%
Expected dividend yield	0.2%	0.2%
Expected term of options (in years)	4.70	4.60
Weighted average fair value per option	$13.08	$16.93

A summary of stock option activity under the plans for the three months ended March 31, 2007, is presented below (in thousands, except exercise price and term data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	7,663	$31.34
Options granted	30	40.72
Options exercised	(60)	23.83
Options forfeited	(16)	41.04
Options outstanding, end of period	7,617	$31.42	5.6	$82,238
Options exercisable, end of period	5,623	$26.38	4.5	$80,969

The total exercise date intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $1.0 million.

A summary of non-vested restricted stock awards for the three months ended March 31, 2007 is presented below (in thousands, except grant price data):

		Weighted
		Average
		Grant Date
	Shares	Price
Nonvested shares, beginning of period	2,617	$34.56
Shares awarded	164	40.41
Shares vested	(573)	24.12
Shares forfeited	(14)	55.06
Nonvested shares, end of period	2,194	$37.59

As of March 31, 2007, there was approximately $88 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately 4.7 years. The total grant date fair value of shares vested during the three months ended March 31, 2007 related to stock awards and stock options was approximately $14.4 million.

Note 7 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2006 Annual Report. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.7 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively.

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

The Qualified Plan is funded with an irrevocable trust, which consists of assets held in the Vanguard Intermediate Term Treasury Fund Admiral Shares fund (“Vanguard Fund”), a mutual fund holding U.S. Treasury obligations. In addition, the Company has established rabbi trusts, which are also held in the Vanguard Fund and the AIM Limited Maturity Treasury Fund, to

provide for retirement obligations under the EBP and SPP. The Company’s policy is to fund its pension obligations in accordance with the funding provisions of the Employee Retirement Income Security Act.

The following table presents the components of pension cost for all pension plans for the three months ended March 31, 2007 and 2006 (pretax, in thousands):

	Three months ended
	March 31,
	2007	2006
Service cost	$1,087	$561
Interest cost	2,051	1,043
Amortization of deferred amounts
(primarily prior actuarial losses)	2,901	1,091
Return on assets	(47)	(44)
Net periodic pension cost	$5,992	$2,651

As of March 31, 2007, the aggregate defined benefit plans liabilities total approximately $147 million. During the first quarter of 2007, the Company made payments of $10.5 million related to funding the rabbi trusts for the settlement of the Company’s pension obligations, resulting in aggregate assets with a fair value of approximately $95 million at March 31, 2007. The Company currently anticipates making contributions of approximately $20 million during the remainder of the 2007 year.

Note 8 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004, and state and local or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $17.9 million, $5.8 million of which was accounted for as a reduction to the January 1, 2007 retained earnings balance and $12.1 million of which was accounted for as an increase to goodwill.

As of January 1, 2007, the Company has a $60.3 million liability recorded for unrecognized tax benefits principally for U.S. federal and state tax jurisdictions. The majority of unrecognized tax benefits relate to acquisitions. The total liabilities for unrecognized tax benefits are carried in other noncurrent liabilities on the Consolidated Balance Sheets, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses and had approximately $6.8 million accrued, for the payment of interest and penalties, at January 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $15.2 million, which includes interest and penalties of $4 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by December 31, 2007.

Note 9 - Earnings Per Share Data

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Three months ended March 31,
			Per
		Common	Common
	Income	Shares	Share
2007:	(Numerator)	(Denominator)	Amounts
Basic EPS
Net income	$42,987	119,077	$0.36
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	72	357
Stock options, warrants and awards	-	1,944
Diluted EPS
Net income plus assumed conversions	$43,059	121,378	$0.35

2006:
Basic EPS
Net income	$53,231	117,911	$0.45
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	72	2,570
Stock options, warrants and awards	-	3,114
Diluted EPS
Net income plus assumed conversions	$53,303	123,595	$0.43

During the three months ended March 31, 2007 and 2006, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and stock awards excluded from the computation of diluted EPS for the quarters ended March 31, 2007 and 2006 totaled 3.7 million and 1.1 million, respectively.

Note 10 - Restructuring and Other Related Charges

Omnicare Full Potential Plan

In the second quarter of 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices and a “hub-and-spoke” model whereby certain key support and production functions will be transferred to regional “hubs” specifically designed and managed to perform these tasks, with local “spoke” pharmacies focusing on time-sensitive services and customer-facing processes.

This program is expected to be completed over a 30-month period and is estimated to result in total pretax restructuring and other related charges of approximately $80 million. The charges include severance pay, excess lease costs, professional fees and other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $9 million pretax during the three months ended March 31, 2007 and approximately $17 million pretax during the year ended December 31, 2006. The remainder of the overall restructuring and other related charges will be recognized and disclosed over the remainder of 2007 and 2008 as various phases of the project are finalized and implemented. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations. Approximately 750 of these positions have been eliminated as of March 31, 2007.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other assets, fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

	Balance at	2007	Utilized	Balance at
	December 31,	Provision/	during	March 31,
Restructuring charges:	2006	Accrual	2007	2007
Employee severance	$2,690	$898	$(1,313)	$2,275
Employment agreement buy-outs	-	1,543	(215)	1,328
Lease terminations	74	1,630	(287)	1,417
Other assets, fees and facility exit costs	1,169	2,114	(2,161)	1,122
Total restructuring charges	$3,933	6,185	$(3,976)	$6,142

Other related charges		2,989

Total restructuring and other related charges		$9,174

As of March 31, 2007, the Company has made cumulative payments of approximately $5.3 million of severance and other employee-related costs. The remaining liabilities at March 31,

2007 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments, lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.”

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company recorded restructuring and other related charges of approximately $8 million pretax in the three months ended March 31, 2006. The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006.

The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. Details of the remaining 2005 Program restructuring charge liabilities follow (pretax, in thousands):

	Balance at	Utilized	Balance at
	December 31,	during	March 31,
Restructuring liabilities:	2006	2007	2007
Employee severance	$1,590	$(10)	$1,580
Employment agreement buy-outs	211	-	211
Lease terminations	7,564	(835)	6,729
Other assets, fees and facility exit costs	945	(79)	866
Total restructuring liabilities	$10,310	$(924)	$9,386

As of March 31, 2007, the Company has made cumulative payments of approximately $7.7 million of severance and other employee-related costs. The remaining liabilities at March 31, 2007 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance payments and lease payments) and will be settled as these matters are finalized.

Note 11 - Commitments and Contingencies

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

The federal government and certain states had been investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). On November 14, 2006, the Company entered into a civil settlement agreement, under which the Company paid the federal government and participating state governments $51 million to satisfy all of the federal and state civil claims and related plaintiff legal fees. The Company recorded a special litigation charge of $57.5 million pretax ($45.3 million aftertax) in its financial results for 2006, including $34.1 million pretax in the three months ended March 31, 2006, to establish a reserve relating to the aforementioned investigation. The settlement agreement also resulted in the dismissal, with prejudice, of a number of other allegations included in complaints filed by two qui tam relators. Another issue alleged by one of the qui tam relators remains under seal and was not resolved by the settlement. As part of the settlement agreement, on November 9, 2006, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 9, 2006. The Corporate Integrity Agreement requires that the Company maintain its compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding the development and implementation of therapeutic interchange programs and the general training of certain Company employees as to the requirements of the Company’s compliance program and the Corporate Integrity Agreement. The requirements of the Corporate Integrity Agreement could result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning its investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 5, 2006, the Company entered into a voluntary settlement agreement and a two-year Corporate Integrity Agreement with the State of Michigan to resolve the Michigan Attorney General’s investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services. Under the terms of the settlement agreement, the Company paid the State of Michigan approximately $43 million, with an additional amount of approximately $6 million to be paid over the following three years. The settlement agreement does not include any finding of wrongdoing or any admission of liability. With respect to claims that Specialized Pharmacy Services was not billing properly for drugs provided to hospice patients, which were not covered by the settlement agreement, the Company has reached an agreement in principle to settle the matter with the State of Michigan. Although the final details of the agreement with respect to the hospice claims have not yet been resolved, it is anticipated that the Company will pay approximately $3.5 million to settle the matter. The Company recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for 2006 based on the terms of the settlement agreement. The Corporate Integrity Agreement with the State of Michigan requires that the Company and Specialized Pharmacy Services maintain Specialized Pharmacy Services’ compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding compliance with Medicaid policies governing access to pharmacy facilities and records, unit dose billing agreements, consumption billing, hospice patient terminal illness prescriptions and prescriptions dispensed after a patient’s death. The requirements of the Corporate Integrity Agreement could result in increased costs to maintain Specialized Pharmacy Services’ compliance program and greater scrutiny by Michigan regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth, and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion has been fully briefed and is awaiting a date for an argument and decision.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. On January 12, 2007, the defendants filed a motion to dismiss the consolidated action on the grounds that the dismissal of the substantially identical shareholder derivative action, Irwin v. Gemunder, et al., 2:06cv62, (see discussion of the Irwin matter below) by the United States District Court for the Eastern District of Kentucky on November 20, 2006 should be given preclusive effect and thus bars re-litigation of the issues already decided in Irwin. Instead of opposing that motion, on March 16, 2007, the plaintiffs filed an amended consolidated complaint, which continues to name all of the directors as defendants and asserts the same claims, but attempts to bolster those claims by adding nearly all of the substantive allegations from the most recent complaint in the federal securities class action (see discussion of HOD Carriers above) and an amended complaint in Irwin (see discussion of the Irwin matter below) that added the same factual allegations that were added to the consolidated amended complaint in the HOD Carriers action. On April 16, 2007, defendants filed a supplemental memorandum of law in further support of their pending motion to dismiss contending that the amended complaint should be dismissed on the same grounds previously articulated for dismissal, namely, the preclusive effect of the dismissal of the Irwin action. Plaintiffs’ opposition to the motion to dismiss is due May 16, 2007 and defendants’ reply is due 15 days thereafter.

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

The three months ended March 31, 2007 included a $6.9 million pretax charge ($4.3 million after taxes), reflected in the “Litigation charges” line of the Consolidated Statements of Income, for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions and the Company’s lawsuit against United.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility has been closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company has decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues and restore centralized repackaging to full capacity. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and as a result, the three months ended March 31, 2007 included special charges of approximately $5.8 million pretax ($4.3 million and $1.5 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($3.6 million after taxes) for costs associated with the quality control, product recall and fire damage issues at Heartland. The year ended 2006 included special charges of approximately $33.7 million pretax ($27.7 million and $6.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($21.2 million after taxes) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax, as well as $14.8 million pretax for the incremental costs associated with the quality control, product recall and fire damage issues at Heartland. The Company maintains product recall, property and casualty and business interruption insurance and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of March 31, 2007, no receivables for insurance recoveries have been recorded by the Company. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

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

Note 12 - Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at March 31, 2007. The Company’s other segment is CRO

Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at March 31, 2007, including the United States.

The table below presents information about the segments as of and for the three months ended March 31, 2007 and 2006 and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended March 31,
	Pharmacy	CRO	Corporate and	Consolidated
2007:	Services	Services	Consolidating	Totals
Net sales	$1,529,643	$47,422	$-	$1,577,065
Depreciation and amortization	(27,371)	(477)	(874)	(28,722)
Restructuring and other related
charges	(4,752)	(1,818)	(2,604)	(9,174)
Litigation charges	(6,907)	-	-	(6,907)
Heartland matters	(5,792)	-	-	(5,792)
Operating income (expense)	135,590	730	(26,634)	109,686
Total assets	7,029,228	175,004	337,465	7,541,697
Capital expenditures	(7,471)	(274)	(536)	(8,281)

2006:
Net sales	$1,616,552	$42,046	$-	$1,658,598
Depreciation and amortization	(29,672)	(487)	(739)	(30,898)
Restructuring and other related
charges	(5,316)	(298)	(2,099)	(7,713)
Litigation charge	(34,100)	-	-	(34,100)
Operating income (expense)	150,506	1,163	(24,309)	127,360
Total assets	6,690,518	160,483	528,042	7,379,043
Capital expenditures	(5,663)	(96)	(350)	(6,109)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare included in its reported CRO segment net sales amount, for the three month periods ended March 31, 2007 and 2006, reimbursable out-of-pockets totaling $7.3 million and $6.2 million, respectively.

Note 13 - Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2007 and December 31, 2006 for the balance sheets, as well as the statements of income and the statements of cash flows for the three months ended March 31, 2007 and 2006. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income

(in thousands)	Three months ended March 31,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2007:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$1,520,018	$57,047	$-	$1,577,065
Cost of sales ("COS")	-	1,148,700	42,293	-	1,190,993
Heartland matters - COS	-	4,296	-	-	4,296
Gross profit	-	367,022	14,754	-	381,776
Selling, general and administrative
expenses ("S,G&A")	2,133	242,529	9,851	-	254,513
Restructuring and other related charges	-	8,264	910	-	9,174
Litigation charges	-	6,907	-	-	6,907
Heartland matters - S,G&A	-	1,496	-	-	1,496
Operating income (loss)	(2,133)	107,826	3,993	-	109,686
Investment income	571	1,350	-	-	1,921
Interest expense	(41,006)	(276)	(766)	-	(42,048)
Income (loss) before income taxes	(42,568)	108,900	3,227	-	69,559
Income tax (benefit) expense	(16,261)	41,600	1,233	-	26,572
Equity in net income of subsidiaries	69,294	-	-	(69,294)	-
Net income	$42,987	$67,300	$1,994	$(69,294)	$42,987

2006:
Net sales	$-	$1,566,726	$91,872	$-	$1,658,598
Cost of sales	-	1,172,772	69,311	-	1,242,083
Gross profit	-	393,954	22,561	-	416,515
Selling, general and administrative expenses	1,981	232,855	12,506	-	247,342
Restructuring and other related charges	-	7,713	-	-	7,713
Litigation charges	-	34,100	-	-	34,100
Operating income (loss)	(1,981)	119,286	10,055	-	127,360
Investment income	991	808	-	-	1,799
Interest expense	(41,192)	(650)	(570)	-	(42,412)
Income (loss) before income taxes	(42,182)	119,444	9,485	-	86,747
Income tax (benefit) expense	(15,228)	45,320	3,424	-	33,516
Equity in net income of subsidiaries	80,185	-	-	(80,185)	-
Net income	$53,231	$74,124	$6,061	$(80,185)	$53,231

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of March 31, 2007:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$127,338	$31,576	$26,332	$-	$185,246
Restricted cash	-	14,099	-	-	14,099
Accounts receivable, net (including intercompany)	-	1,492,464	42,246	(7,019)	1,527,691
Unbilled receivables, CRO	-	25,783	-	-	25,783
Inventories	-	457,469	14,758	-	472,227
Deferred income tax benefits (liabilities), net-current	(4,836)	102,578	43	-	97,785
Other current assets	1,861	186,844	4,876	-	193,581
Total current assets	124,363	2,310,813	88,255	(7,019)	2,516,412
Properties and equipment, net	-	184,523	12,441	-	196,964
Goodwill	-	4,176,611	96,041	-	4,272,652
Identifiable intangible assets, net	-	308,655	4,998	-	313,653
Other noncurrent assets	58,068	183,565	383	-	242,016
Investment in subsidiaries	5,997,227	-	-	(5,997,227)	-
Total assets	$6,179,658	$7,164,167	$202,118	$(6,004,246)	$7,541,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$46,264	$606,654	$16,255	$(7,019)	$662,154
Long-term debt, notes and convertible debentures	2,854,319	4,695	46,248	-	2,905,262
Deferred income tax liabilities (benefits),
net-noncurrent	56,633	338,652	7,217	-	402,502
Other noncurrent liabilities	18,181	347,846	1,491	-	367,518
Stockholders’ equity	3,204,261	5,866,320	130,907	(5,997,227)	3,204,261
Total liabilities and stockholders’ equity	$6,179,658	$7,164,167	$202,118	$(6,004,246)	$7,541,697

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)

(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of December 31, 2006:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$43,494	$74,262	$20,278	$-	$138,034
Restricted cash	-	3,777	-	-	3,777
Accounts receivable, net (including intercompany)	-	1,481,994	45,370	(5,098)	1,522,266
Unbilled receivables, CRO	-	21,949	-	-	21,949
Inventories	-	435,669	14,002	-	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	95,255	71	-	94,231
Other current assets	2,516	188,954	3,430	-	194,900
Total current assets	44,915	2,301,860	83,151	(5,098)	2,424,828
Properties and equipment, net	-	187,594	12,831	-	200,425
Goodwill	-	4,129,247	95,764	-	4,225,011
Identifiable intangible assets, net	-	314,516	5,072	-	319,588
Other noncurrent assets	60,045	168,166	408	-	228,619
Investment in subsidiaries	6,062,799	-	-	(6,062,799)	-
Total assets	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$510,471	$15,905	$(5,098)	$552,401
Long-term debt, notes and convertible debentures	2,903,453	5,872	45,795	-	2,955,120
Deferred income tax liabilities (benefits),
net-noncurrent	50,685	326,766	7,538	-	384,989
Other noncurrent liabilities	19,047	322,161	1,302	-	342,510
Stockholders’ equity	3,163,451	5,936,113	126,686	(6,062,799)	3,163,451
Total liabilities and stockholders’ equity	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)	Three months ended March 31,
				Omnicare, Inc.
		Guarantor	Non-Guarantor	and
2007:	Parent	Subsidiaries	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Provision for doubtful accounts	$-	$28,462	$442	$28,904
Other	9,178	130,951	5,756	145,885
Net cash flows from operating activities	9,178	159,413	6,198	174,789

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(43,305)	-	(43,305)
Capital expenditures	-	(7,592)	(689)	(8,281)
Transfer of cash to trusts for employee health and severance
costs, net of payments out of the trust	-	(10,322)	-	(10,322)
Other	-	(16)	(8)	(24)
Net cash flows from investing activities	-	(61,235)	(697)	(61,932)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	-	-	74,000
Payments on line of credit facilities and term A loan	(124,000)	-	-	(124,000)
Payments on long-term borrowings and obligations	(1,304)	-	-	(1,304)
Change in cash overdraft balance	(5,148)	(2,838)	-	(7,986)
Payments for stock awards and exercise of stock options and
warrants, net of stock tendered in payment	(8,232)	-	-	(8,232)
Excess tax benefits from stock-based compensation	4,063	-		4,063
Dividends paid	(2,739)	-	-	(2,739)
Other	138,026	(138,026)	-	-
Net cash flows from financing activities	74,666	(140,864)	-	(66,198)

Effect of exchange rate changes on cash	-	-	553	553

Net increase (decrease) in cash and cash equivalents	83,844	(42,686)	6,054	47,212
Cash and cash equivalents at beginning of period	43,494	74,262	20,278	138,034
Cash and cash equivalents at end of period	$127,338	$31,576	$26,332	$185,246

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued)

(in thousands)	Three months ended March 31,
				Omnicare, Inc.
		Guarantor	Non-Guarantor	and
2006:	Parent	Subsidiaries	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Provision for doubtful accounts	$-	$16,784	$310	$17,094
Other	(14,312)	89,871	(9,876)	65,683
Net cash flows from operating activities	(14,312)	106,655	(9,566)	82,777

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(24,047)	846	(23,201)
Capital expenditures	-	(6,009)	(100)	(6,109)
Transfer of cash to trusts for employee health and severance
costs, net of payments out of the trust	-	(9,871)	-	(9,871)
Other	-	82	-	82
Net cash flows from investing activities	-	(39,845)	746	(39,099)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	-	-	133,000
Payments on line of credit facilities and term A loan	(133,000)	-	-	(133,000)
(Payments on) and proceeds from long-term borrowings and obligations	(521)	21	(21)	(521)
Fees paid for financing arrangements	(2,052)	-	-	(2,052)
Change in cash overdraft balance	2,164	6,259	-	8,423
Proceeds from stock offering, net of issuance costs	49,239	-	-	49,239
Payments for stock awards and exercise of stock options and
warrants, net of stock tendered in payment	(6,030)	-	-	(6,030)
Excess tax benefits from stock-based compensation	10,021	-	-	10,021
Dividends paid	(2,725)	-	-	(2,725)
Other	59,580	(63,470)	3,890	-
Net cash flows from financing activities	109,676	(57,190)	3,869	56,355

Effect of exchange rate changes on cash	-	-	46	46

Net increase (decrease) in cash and cash equivalents	95,364	9,620	(4,905)	100,079
Cash and cash equivalents at beginning of period	143,227	38,999	33,195	215,421
Cash and cash equivalents at end of period	$238,591	$48,619	$28,290	$315,500

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of March 31, 2007 and December 31, 2006 for the balance sheets, as well as the statements of income and the statements of cash flows for the three months ended March 31, 2007 and 2006. Separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income

(in thousands)	Three months ended March 31,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2007:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$1,577,065	$-	$1,577,065
Cost of sales ("COS")	-	-	1,190,993	-	1,190,993
Heartland matters - COS	-	-	4,296	-	4,296
Gross profit	-	-	381,776	-	381,776
Selling, general and administrative
expenses ("S,G&A")	2,133	271	252,109	-	254,513
Restructuring and other related charges	-	-	9,174	-	9,174
Litigation charges	-	-	6,907	-	6,907
Heartland matters - S,G&A	-	-	1,496	-	1,496
Operating income (loss)	(2,133)	(271)	112,090	-	109,686
Investment income	571	-	1,350	-	1,921
Interest expense	(41,006)	-	(1,042)	-	(42,048)
Income (loss) before income taxes	(42,568)	(271)	112,398	-	69,559
Income tax (benefit) expense	(16,261)	(104)	42,937	-	26,572
Equity in net income of subsidiaries	69,294	-	-	(69,294)	-
Net income (loss)	$42,987	$(167)	$69,461	$(69,294)	$42,987

2006:
Net sales	$-	$-	$1,658,598	$-	$1,658,598
Cost of sales	-	-	1,242,083	-	1,242,083
Gross profit	-	-	416,515	-	416,515
Selling, general and administrative expenses	1,981	261	245,100	-	247,342
Restructuring and other related charges	-	-	7,713	-	7,713
Litigation charges	-	-	34,100	-	34,100
Operating income (loss)	(1,981)	(261)	129,602	-	127,360
Investment income	991	-	808	-	1,799
Interest expense	(41,192)	-	(1,220)	-	(42,412)
Income (loss) before income taxes	(42,182)	(261)	129,190	-	86,747
Income tax (benefit) expense	(15,228)	(94)	48,838	-	33,516
Equity in net income of subsidiaries	80,185	-	-	(80,185)	-
Net income (loss)	$53,231	$(167)	$80,352	$(80,185)	$53,231

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets

(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of March 31, 2007:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$127,338	$-	$57,908	$-	$185,246
Restricted cash	-	-	14,099	-	14,099
Accounts receivable, net (including intercompany)	-	-	1,527,691	-	1,527,691
Unbilled receivables, CRO	-	-	25,783	-	25,783
Inventories	-	-	472,227	-	472,227
Deferred income tax benefits (liabilities), net-current	(4,836)	-	102,621	-	97,785
Other current assets	1,861	-	191,720	-	193,581
Total current assets	124,363	-	2,392,049	-	2,516,412
Properties and equipment, net	-	30	196,934	-	196,964
Goodwill	-	-	4,272,652	-	4,272,652
Identifiable intangible assets, net	-	-	313,653	-	313,653
Other noncurrent assets	58,068	19	183,929	-	242,016
Investment in subsidiaries	5,997,227	-	-	(5,997,227)	-
Total assets	$6,179,658	$49	$7,359,217	$(5,997,227)	$7,541,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$46,264	$-	$615,890	$-	$662,154
Long-term debt, notes and convertible debentures	2,854,319	-	50,943	-	2,905,262
Deferred income tax liabilities (benefits),
net-noncurrent	56,633	-	345,869	-	402,502
Other noncurrent liabilities	18,181	-	349,337	-	367,518
Stockholders’ equity	3,204,261	49	5,997,178	(5,997,227)	3,204,261
Total liabilities and stockholders’ equity	$6,179,658	$49	$7,359,217	$(5,997,227)	$7,541,697

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)

(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of December 31, 2006:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$43,494	$-	$94,540	$-	$138,034
Restricted cash	-	-	3,777	-	3,777
Accounts receivable, net (including intercompany)	-	-	1,522,283	(17)	1,522,266
Unbilled receivables, CRO	-	-	21,949	-	21,949
Inventories	-	-	449,671	-	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	-	95,326	-	94,231
Other current assets	2,516	-	192,384	-	194,900
Total current assets	44,915	-	2,379,930	(17)	2,424,828
Properties and equipment, net	-	31	200,394	-	200,425
Goodwill	-	-	4,225,011	-	4,225,011
Identifiable intangible assets, net	-	-	319,588	-	319,588
Other noncurrent assets	60,045	19	168,555	-	228,619
Investment in subsidiaries	6,062,799	-	-	(6,062,799)	-
Total assets	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$17	$521,278	$(17)	$552,401
Long-term debt, notes and convertible debentures	2,903,453	-	51,667	-	2,955,120
Deferred income tax liabilities (benefits),
net-noncurrent	50,685	-	334,304	-	384,989
Other noncurrent liabilities	19,047	-	323,463	-	342,510
Stockholders’ equity	3,163,451	33	6,062,766	(6,062,799)	3,163,451
Total liabilities and stockholders’ equity	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)	Three months ended March 31,
				Omnicare, Inc.
		Guarantor	Non-Guarantor	and
2007:	Parent	Subsidiary	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Provision for doubtful accounts	$-	$-	$28,904	$28,904
Other	9,178	-	136,707	145,885
Net cash flows from operating activities	9,178	-	165,611	174,789

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(43,305)	(43,305)
Capital expenditures	-	-	(8,281)	(8,281)
Transfer of cash to trusts for employee health and severance
costs, net of payments out of the trust	-	-	(10,322)	(10,322)
Other	-	-	(24)	(24)
Net cash flows from investing activities	-	-	(61,932)	(61,932)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	-	-	74,000
Payments on line of credit facilities and term A loan	(124,000)	-	-	(124,000)
Payments on long-term borrowings and obligations	(1,304)	-	-	(1,304)
Change in cash overdraft balance	(5,148)	-	(2,838)	(7,986)
Payments for stock awards and exercise of stock options and
warrants, net of stock tendered in payment	(8,232)	-	-	(8,232)
Excess tax benefits from stock-based compensation	4,063	-	-	4,063
Dividends paid	(2,739)	-	-	(2,739)
Other	138,026	-	(138,026)	-
Net cash flows from financing activities	74,666	-	(140,864)	(66,198)

Effect of exchange rate changes on cash	-	-	553	553

Net increase (decrease) in cash and cash equivalents	83,844	-	(36,632)	47,212
Cash and cash equivalents at beginning of period	43,494	-	94,540	138,034
Cash and cash equivalents at end of period	$127,338	$-	$57,908	$185,246

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued)

(in thousands)	Three months ended March 31,
				Omnicare, Inc.
		Guarantor	Non-Guarantor	and
2006:	Parent	Subsidiary	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Provision for doubtful accounts	$-	$-	$17,094	$17,094
Other	(14,312)	-	79,995	65,683
Net cash flows from operating activities	(14,312)	-	97,089	82,777

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(23,201)	(23,201)
Capital expenditures	-	-	(6,109)	(6,109)
Transfer of cash to trusts for employee health and severance
costs, net of payments out of the trust	-	-	(9,871)	(9,871)
Other	-	-	82	82
Net cash flows from investing activities	-	-	(39,099)	(39,099)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	-	-	133,000
Payments on line of credit facilities and term A loan	(133,000)	-	-	(133,000)
Payments on long-term borrowings and obligations	(521)	-	-	(521)
Fees paid for financing arrangements	(2,052)	-	-	(2,052)
Change in cash overdraft balance	2,164	-	6,259	8,423
Proceeds from stock offering, net of issuance costs	49,239	-	-	49,239
Payments for stock awards and exercise of stock options and
warrants, net of stock tendered in payment	(6,030)	-	-	(6,030)
Excess tax benefits from stock-based compensation	10,021	-	-	10,021
Dividends paid	(2,725)	-	-	(2,725)
Other	59,580	-	(59,580)	-
Net cash flows from financing activities	109,676	-	(53,321)	56,355

Effect of exchange rate changes on cash	-	-	46	46

Net increase in cash and cash equivalents	95,364	-	4,715	100,079
Cash and cash equivalents at beginning of period	143,227	-	72,194	215,421
Cash and cash equivalents at end of period	$238,591	$-	$76,909	$315,500

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.” The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2006, which appear in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2007.

Overview of Three Months Ended March 31, 2007 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,400,000 beds in 47 states in the United States, the District of Columbia and Canada at March 31, 2007. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the United States. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended March 31,
	2007	2006

Net sales	$1,577,065	$1,658,598

Net income	$42,987	$53,231

Earnings per share:
Basic	$0.36	$0.45
Diluted	$0.35	$0.43

EBITDA(a)	$138,408	$158,258

EBITDA reconciliation to net cash flows
from operating activities:
EBITDA(a)	$138,408	$158,258
(Subtract)/Add:
Interest expense, net of investment income	(40,127)	(40,613)
Income tax provision	(26,572)	(33,516)
Changes in assets and liabilities, net of effects
from acquisition of businesses	60,919	(26,909)
Provision for doubtful accounts	28,904	17,094
Deferred tax provision	13,257	8,463
Net cash flows from operating activities	$174,789	$82,777

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

Three Months Ended March 31, 2007 vs. 2006

Total net sales for the three months ended March 31, 2007 decreased to $1,577.1 million from $1,658.6 million in the comparable prior-year period. Net income for the three months ended March 31, 2007 was $43.0 million versus $53.2 million earned in the comparable 2006 period. Diluted earnings per share for the three months ended March 31, 2007 were $0.35 versus $0.43 in the same prior-year period. EBITDA totaled $138.4 million for the three months ended March 31, 2007 as compared with $158.3 million for the same period of 2006.

The Company continues to be impacted by the unilateral reduction by UnitedHealth Group, Inc. and its Affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in rates that resulted from United’s action reduced sales and operating profit in the first quarter of 2007 by approximately $30.5 million (approximately $18.9 million aftertax). The unilateral reduction in reimbursement rates began in April 2006; accordingly, there was no impact on the first quarter of 2006. This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Results for the first quarter of 2007 also reflect a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest, which was effective in the third quarter of 2006. Accordingly, the deconsolidation of these operations reduced net sales by approximately $28 million for the 2007 first quarter but had no impact on earnings.

Net sales for the quarter were impacted by the United Part D contract, the deconsolidation of the pharmacy joint-venture operations, a lower number of beds served and the impact of generic drugs, partially offset by the favorable impact of drug price inflation, acquisitions and growth in hospice pharmacy and specialty pharmacy services and CRO Services revenues. See sales and profitability results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $381.8 million decreased $34.7 million for the three months ended March 31, 2007 from the same prior-year period amount of $416.5 million. Gross profit as a percentage of total net sales of 24.2% in the three months ended March 31, 2007, was lower than the 25.1% experienced during 2006. Gross profit was lower than in the comparable 2006 quarter largely as a result of the aforementioned reduction in reimbursement under the United Part D contract, a lower number of beds served, and a special charge of $4.3 million relating to the incremental costs associated with the closure of the Company’s Heartland repackaging facility. Partially offsetting these factors were drug price inflation, the increased availability and utilization of higher margin generic drugs, the integration of prior-period acquisitions and year-over-year growth in hospice pharmacy and specialty pharmacy services.

Omnicare’s selling, general and administrative (“operating”) expenses for the three months ended March 31, 2007 of $254.5 million were higher than the comparable prior-year amount of $247.3 million by $7.2 million. Operating expenses as a percentage of net sales amounted to 16.1% in the first quarter of 2007, representing an increase from the 14.9% experienced in the comparable prior-year period. Operating expenses for the quarter ended March 31, 2007 were unfavorably impacted primarily by an $11.8 million increase in the provision for doubtful accounts and a $3.3 million increase in periodic pension costs. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior-period acquisitions, and productivity enhancements, including the restructuring program relating to the NeighborCare, Inc. (“NeighborCare”) acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” caption below.

Investment income for the three months ended March 31, 2007 of $1.9 million was slightly higher than the $1.8 million earned in the comparable prior-year period, primarily due to higher interest rates and average invested cash and retirement plan asset balances versus the prior year.

Interest expense for the three months ended March 31, 2007 of $42.0 million is slightly lower than the $42.4 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $150 million on the Term Loans in the latter half of 2006 and the first quarter of 2007, partially offset by increased interest rates for variable rate loans.

The effective income tax rate was 38.2% in 2007, comparable to the prior-year rate of 38.6% . The effective tax rates in 2007 and 2006 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, various nondeductible expenses and tax-accrual adjustments.

Special Items:

The three months ended March 31, 2007 included the following charges, which primarily impacted the Pharmacy Services segment, that management considers to be special items, and not related to Omnicare’s ordinary course of business:

(i)      Operating income included restructuring and other related charges of approximately $9.2 million pretax ($5.7 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” caption below.

(ii)      During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. In addressing and resolving these issues, the Company continues to experience increased costs and as a result, the three months ended March 31, 2007 included special charges of $5.8 million pretax (approximately $4.3 million and $1.5 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($3.6 million aftertax) for these increased costs. The Company maintains product recall, property and casualty, and business interruption insurance and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of March 31, 2007, no receivables for insurance recoveries have been recorded by the Company.

(iii)     Operating income included a special litigation charge of $6.9 million pretax ($4.3 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, and the investigation by the federal government and certain states relating to drug substitutions. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

     The three months ended March 31, 2006 included the following charges, which primarily impacted the Pharmacy Services segment, that management considers to be special items, and not related to Omnicare’s ordinary course of business:

(i)     On May 10, 2006, the Company announced that it recorded a special litigation charge of $34.1 million pretax ($24 million aftertax) in its financial results for the quarter ended March 31, 2006 to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company. This special litigation charge represented the Company’s first quarter 2006 estimate of potential settlement amounts and associated costs. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(ii)     Operating income included restructuring and other related charges of approximately $7.7 million pretax ($4.9 million aftertax) in connection with the Company’s previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” caption below.

(iii)     Operating income included a special charge of approximately $6.1 million pretax ($3.9 million aftertax) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

Restructuring and Other Related Charges

Omnicare Full Potential Plan

In the second quarter of 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices and a “hub-and-spoke” model whereby certain key support and production functions will be transferred to regional “hubs” specifically designed and managed to perform these tasks, with local “spoke” pharmacies focusing on time-sensitive services and customer-facing processes.

This program is expected to be completed over a 30-month period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $80 million over this 30-month period. The charges include severance pay, excess lease costs, professional fees and other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $9 million pretax (approximately $6 million aftertax) during the three months ended March 31, 2007 and approximately $17 million pretax (approximately $11 million aftertax) during the year ended December 31, 2006. The remainder of the overall restructuring and other related charges will be recognized and disclosed over the remainder of 2007 and 2008 as various phases of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $40 million to $45 million over the 30-month period. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations. Approximately 750 of these positions have been eliminated as of March 31, 2007.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company recorded restructuring and other related charges of approximately $8 million pretax (approximately $5 million aftertax) in the three months ended March 31, 2006. The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006. The Company has generated in excess of $40 million in pretax savings from pharmacy closures and other consolidation and productivity initiatives implemented in connection with the 2005 Program.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Three months ended
	March 31,
	2007	2006

Net sales	$1,529,643	$1,616,552

Operating income	$135,590	$150,506

Three Months Ended March 31, 2007 vs. 2006

Omnicare’s Pharmacy Services segment recorded sales of $1,529.6 million for the three months ended March 31, 2007, down from the 2006 amount of $1,616.6 million by $87 million, or 5.4%. At March 31, 2007, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,400,000 beds as compared with approximately 1,437,000 beds served at March 31, 2006. Pharmacy Services sales were impacted by the effects of the reduction in reimbursement under the United Part D contract, the aforementioned deconsolidation of the pharmacy joint-venture operations, a lower number of beds served and the increased availability and utilization of generic drugs. Partially offsetting these factors were drug price inflation, the impact of acquisitions, and year-over-year growth in hospice pharmacy and specialty pharmacy services. While the Company is focused on reducing its cost to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $135.6 million in the first quarter of 2007, a $14.9 million decrease as compared with the $150.5 million earned in the comparable period of 2006. As a percentage of the segment’s sales, operating income was 8.9% for the first quarter of 2007, compared with 9.3% in 2006. Operating income in 2007 was impacted unfavorably by the aforementioned reduction in the reimbursement rates under the United Part D contract, a lower number of beds served and the aforementioned increase in the provision for doubtful accounts. Partially offsetting these factors were the favorable impact of the increased availability and utilization of higher margin generic drugs, the year-over-year impact of the aforementioned special items, as well as the Company’s continued integration of prior-period acquisitions and productivity enhancements, including the restructuring program relating, in part, to the NeighborCare acquisition and the Omnicare Full Potential Plan, as further discussed in the “Restructuring and Other Related Charges” caption above.

The Company derives a significant portion of its revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs. As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs. Since 1997, Congress has passed a number of federal laws that have effected major changes in the healthcare system.

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

On August 4, 2005 CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On April 30, 2007, CMS released its proposed SNF PPS update for fiscal year 2008. CMS is proposing a 3.3 percent market basket increase, which would increase Medicare payments to SNFs by approximately $690 million in FY 2008. CMS notes in the preamble that the President’s budget (discussed below) and the Medicare Payment Advisory Commission (“MedPAC”) endorse freezing the SNF market basket for FY 2008; such a freeze would require the enactment of legislation, however. The proposed rule also includes several proposed policy and payment provisions, including a proposal to rebase the market basket, which currently reflects data from fiscal 1997, to a base year of FY 2004; revisions to calculate the SNF market basket; change in the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuation of a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. The rule was published in the Federal Register on May 4, 2007, and public comments will be accepted until June 29, 2007. While the fiscal year 2007 SNF PPS rates and the proposed fiscal 2008 SNF PPS rates do not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

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

Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand-alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents Omnicare serves, whose drug costs were previously covered by state Medicaid programs. In 2006, approximately 41% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding net receivables for copays and rejected claims of approximately $27 million and $34 million, respectively, at March 31, 2007. Until these administrative and payment issues have been resolved, the Company will not be able to determine fully the impact of the Part D drug benefit on the Company’s results of operations, financial condition and cash flows.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS is requiring Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. CMS accepted comments on this draft until April 16, 2007 and has not issued final reporting requirements for 2008. The Company intends to negotiate with Plan sponsors with respect to the terms and conditions under which information would be provided.

CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. The Company is continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until the administrative and payment issues associated with the transition to this massive program have been resolved, the Company cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. In 2006, approximately 1% of the Company’s revenue was derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 20, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are included in the first round of the competitive bidding program for 10 geographic areas. Additional types of DMEPOS may be included in subsequent rounds of competitive bidding when the program is expanded in 2009. As of this time, the Company intends to participate in the bidding process.

The MMA also includes administrative reforms designed to improve Medicare program operations. It is uncertain at this time the impact that the MMA’s legislative reforms ultimately will have on the Company.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over 5 years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services.

The DRA also changed the so-called Medicaid upper limit rules for multiple source prescription drugs. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when a multiple source drug has two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Further, on December 22, 2006, CMS issued a proposed rule to implement additional changes to the upper limit rules. Among other things, the proposed rule would: establish a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promote transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establish a uniform definition for AMP (which also could impact manufacturer drug rebate payments). These DRA provisions are expected to reduce federal and state Medicaid spending by $8.4 billion over five years. The DRA requires a final Medicaid drug payment regulation to be issued by July 1, 2007. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. Until the final Medicaid drug payment regulation is issued, the Company cannot predict the impact of the revised rule on the Company’s business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business.

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

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent (now in regulations) to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. Second, on January 18, 2007, CMS published a proposed rule designated to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements.

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

Demographic trends indicate that demand for long-term care will increase well into the middle of this century as the elderly population grows significantly. Moreover, those over 65 consume a disproportionately high level of healthcare services, including prescription drugs, when compared with the under-65 population. There is widespread consensus that appropriate pharmaceutical care is generally considered the most cost-effective form of treatment for the chronic ailments afflicting the elderly and also one that is able to improve the quality of life. Further, new drug development is yielding promising new drugs targeted at the diseases of the elderly. These new drugs may be more expensive than older, less effective drug therapies due to rising research costs. However, they are more effective in curing or ameliorating illness and in lowering overall healthcare costs by reducing, among other things, hospitalizations, physician visits, nursing time and lab tests. These trends not only support long-term growth for the geriatric pharmaceutical industry but also containment of healthcare costs and the well-being of the nation’s growing elderly population.

In order to fund this growing demand, the Company anticipates that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While it cannot at this time predict the ultimate effect of the Medicare Part D drug benefit or any further initiatives on Omnicare’s business, management believes that the Company’s expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today’s healthcare environment. Further, while volatility can occur from time to time in the contract research business owing to factors such as the success or failure of its clients’ compounds, the timing or budgetary constraints of its clients, or consolidation within our client base, new drug discovery remains an important priority of drug manufacturers. Drug manufacturers, in order to optimize their research and development efforts, will continue to turn to contract research organizations to assist them in accelerating drug research development and commercialization.

CRO Services Segment

	Three months ended
	March 31,
	2007	2006

Revenues	$47,422	$42,046

Operating income	$730	$1,163

Three Months Ended March 31, 2007 vs. 2006

Omnicare’s CRO Services segment recorded revenues of $47.4 million for the three months ended March 31, 2007, which increased by $5.4 million, or 12.9% from the $42.0 million recorded in the same prior-year period. In accordance with EITF Issue No. 01-14, the Company included $7.3 million and $6.2 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the three months ended March 31, 2007 and 2006, respectively. Revenues for 2007 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2006, exceeding project terminations and cancellations.

Operating income in the CRO Services segment was $0.7 million in the first quarter of 2007 compared with $1.2 million in 2006, a decrease of $0.5 million. As a percentage of the segment’s revenue, operating income was 1.5% in the first quarter of 2007 compared with 2.9% in the same period of 2006. This decrease is primarily attributable to the CRO Services segment including pretax restructuring and other related charges of approximately $1.8 million in the 2007 first quarter versus $0.3 million in the comparable 2006 period. In addition, operating income was favorably impacted by the increase in revenues discussed above. Backlog at March 31, 2007 was $300.3 million, representing a decrease of $1.6 million from the December 31, 2006 backlog of $301.9 million and an increase of $22.5 million from the March 31, 2006 backlog of $277.8 million.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2007 were $199.3 million compared with $141.8 million at December 31, 2006 (including restricted cash amounts of $14.1 million and $3.8 million, respectively).

The Company generated positive net cash flows from operating activities of $174.8 million during the three months ended March 31, 2007, compared with net cash flows from operating activities of $82.8 million during the three months ended March 31, 2006. Compared to the same prior-year period, cash flow from operating activities was largely impacted by the favorable year-over-year trend in accounts receivable on operating cash flows, as well as the favorable effects of an increase in accounts payable. Additionally, cash flow for the 2007 quarter included the receipt of approximately $7.6 million in previously delayed payments from the Illinois

Department of Public Aid (Illinois Medicaid). The 2007 quarter also included $6.3 million in incremental cash costs relating to the closure of the Company’s former Heartland repackaging operations. Cash flow for the 2006 quarter was favorably impacted by the return of a deposit of approximately $38.3 million from one of the Company’s drug wholesalers. Operating cash flows were used primarily for debt payments, acquisition-related payments, capital expenditures, dividend payments, and to increase the Company’s cash position as compared with December 31, 2006.

Net cash used in investing activities was $61.9 million and $39.1 million for the three months ended March 31, 2007 and 2006, respectively. Acquisitions of businesses required cash payments of $43.3 million (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) in 2007, which were primarily funded by operating cash flows. Acquisitions of businesses during the first three months of 2006 required $23.2 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) which were primarily funded by proceeds from the issuance of common stock and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash used in financing activities was $66.2 million for the three months ended March 31, 2007 as compared to cash provided by financing activities of $56.4 million for the comparable prior-year period. During the first quarter of 2007, the Company paid down $50 million on the Company’s senior term A loan facility, maturing on July 28, 2010. Borrowings on the revolving credit facility totaled approximately $74 million during the first quarter of 2007 and were completely repaid prior to the end of the quarter. In January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock at $59.72 per share, for gross cash proceeds of approximately $51 million.

At March 31, 2007, there were no outstanding borrowings under the $800 million revolving credit facility, and $550 million in borrowings were outstanding under the senior term A loan facility due 2010. As of March 31, 2007, the Company had approximately $25.4 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On February 15, 2007, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2007, which is consistent with the dividends paid in 2006. Aggregate dividends of $2.7 million were paid during each of the three month periods ended March 31, 2007 and 2006.

There were no known material commitments and contingencies outstanding at March 31, 2007, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section of the Company’s 2006 Annual Report on Form 10-K, and as updated for significant first quarter 2007 changes in the caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

Except for the Company's debt obligations, other current obligations (which includes accounts payable) and other noncurrent liabilities, Omnicare's aggregate contractual obligations did not significantly change from December 31, 2006 to March 31, 2007. Specifically, the primary changes during the first quarter of 2007 were a debt obligations pay down of $50 million on the Company’s senior term A loan facility, an increase in the accounts payable balance of approximately $71 million, and an increase in other noncurrent liabilities of $17.9 million relating to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

Off-Balance Sheet Arrangements:

As of March 31, 2007, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures. Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2006. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statements of income.

As of March 31, 2007, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive "average accounts receivable," and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 89 days at March 31, 2007, which was higher than the December 31, 2006 DSO of approximately 86 days, largely as a result of the averaging method the Company uses in the calculation, considering that net accounts receivable at March 31, 2007 was $5.4 million higher than at December 31, 2006. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding net receivables for copays and rejected claims of approximately $27 million and $34 million at March 31, 2007, respectively. Also impacting the overall DSO is the aging in accounts receivable relating to several of the Company’s larger nursing home chains. The allowance for doubtful accounts as of March 31, 2007 was $199.5 million, compared with $191.0 million at December 31, 2006. These allowances for doubtful accounts represented 11.6% and 11.2% of gross receivables (net of contractual allowances) as of March 31, 2007 and December 31, 2006, respectively. While there have been no significant changes in the Company’s bad debt expensing for the three months ending March 31, 2007, unforeseen changes to future allowance for doubtful accounts percentages could materially impact the overall financial results and/or financial position of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of contractual allowances) as of March 31, 2007 would result in an increase to the allowance for doubtful accounts, as well as bad debt expense, of approximately $17.3 million pretax.

The following table is an aging of the Company’s March 31, 2007 and December 31, 2006 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2007
	Current and	181 Days and
	0-180 Days	Over
	Past Due	Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$499,462	$115,149	$614,611
Facility payors	569,692	268,296	837,988
Private Pay payors	141,353	111,522	252,875
CRO	21,742	-	21,742
Total gross accounts receivable
(net of contractual allowance adjustments)	$1,232,249	$494,967	$1,727,216

	December 31, 2006
	Current and	181 Days and
	0-180 Days	Over
	Past Due	Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$538,950	$95,910	$634,860
Facility payors	556,881	244,731	801,612
Private Pay payors	160,503	98,179	258,682
CRO	18,160	-	18,160
Total gross accounts receivable
(net of contractual allowance adjustments)	$1,274,494	$438,820	$1,713,314

Income Taxes

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. As a result, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $17.9 million, $5.8 million of which was accounted for as a reduction to the January 1, 2007 retained earnings balance and $12.1 million of which was accounted for as an increase to goodwill.

Legal Contingencies

The status of certain legal proceedings has been updated at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Recently Issued Accounting Standards

Information pertaining to recently issued accounting standards is further discussed at the “Recently Issued Accounting Standards” section of the “Interim Financial Data, Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements of this Filing.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare, pharmaceutical and contract research industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D plan sponsors or to the proportion of the Company’s Part D business covered by specific contracts; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill; market conditions; the outcome of audit, compliance, administrative or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with our Corporate Integrity Agreements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at March 31, 2007 include $550.0 million outstanding under the variable-rate term A loan at an interest rate of 6.57% at March 31, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $5.5 million per year); $43.4 million borrowed on a variable-rate term loan at an interest rate of 6.47% at March 31, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.4 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27% . The estimated LIBOR-based floating rate (including the 2.27% spread) was 7.61% at March 31, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $18.2 million at March 31, 2007 is recorded as a noncurrent liability and a reduction to the book carrying value of the related 6.125% Senior Notes. At

March 31, 2007, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	March 31, 2007		December 31, 2006
Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$244,100	$250,000	$241,300
6.75% senior subordinated notes, due 2013	225,000	226,700	225,000	221,900
6.875% senior subordinated notes, due 2015	525,000	528,900	525,000	520,400
4.00% junior subordinated convertible
debentures, due 2033	345,000	379,100	345,000	372,200
3.25% convertible senior debentures, due 2035	977,500	852,900	977,500	830,900

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

ITEM 4 - CONTROLS AND PROCEDURES

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

(b)      There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. On July 10, 2006, the defendants moved to transfer the case to the Northern District of Illinois or in the alternative to dismiss the Company’s antitrust claims because, among other grounds, defendants assert that the Company lacks standing to pursue antitrust claims and that defendants were legally unable to conspire during the pendency of defendants’ merger. In an order dated November 9, 2006, the defendants’ motion to transfer venue to the United States District Court for the Northern District of Illinois was granted and the motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. On December 13, 2006, the Company and defendants submitted a joint status report in the United States District Court for the Northern District of Illinois, and the Court held a status conference on December 18, 2006. Defendants renewed their motion to dismiss the Company’s antitrust claims on December 22, 2006. The Company’s opposition to the motion was filed with the court on January 22, 2007 and defendants’ reply papers were filed on January 29, 2007. The motion is now pending before the court. On March 7, 2007, the Court entered a Minute Order setting a discovery schedule for the litigation. Under the Order, fact discovery is to be completed by January 31, 2008, and expert discovery is to be completed by May 1, 2008. At the present time, both parties are engaged in fact discovery and related motion practice, and document production by both parties is to be substantially completed by May 17, 2007.

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

On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning its investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 5, 2006, the Company entered into a voluntary settlement agreement and a two-year Corporate Integrity Agreement with the State of Michigan to resolve the Michigan Attorney General’s investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services. The settlement agreement does not include any finding of wrongdoing or any admission of liability. With respect to claims that Specialized Pharmacy Services was not billing properly for drugs provided to hospice patients, which were not covered by the settlement agreement, the Company has reached an agreement in principle to settle the matter with the State of Michigan. Although the final details of the agreement with respect to the hospice claims have not yet been resolved, it is anticipated that the Company will pay approximately $3.5 million to settle the matter. Please see the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements included in this Filing for a description of our Corporate Integrity Agreements.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group (see discussion of the UnitedHealth Group matter above), and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion has been fully briefed and is awaiting a date for an argument and decision.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. On January 12, 2007, the defendants filed a motion to dismiss the consolidated action on the grounds that the dismissal of the substantially identical shareholder derivative action, Irwin v. Gemunder, et al., 2:06cv62, (see discussion of the Irwin matter below) by the United States District Court for the Eastern District of Kentucky on November 20, 2006 should be given preclusive effect and thus bars re-litigation of the issues already decided in Irwin. Instead of opposing that motion, on March 16, 2007, the plaintiffs filed an amended consolidated complaint, which continues to name all of the directors as defendants and asserts the same claims, but attempts to bolster those claims by adding nearly all of the substantive allegations from the most recent complaint in the federal securities class action (see discussion of HOD Carriers above) and an amended complaint in Irwin (see discussion of the Irwin matter below) that added the same factual allegations that were added to the consolidated amended complaint in theHOD Carriers action. On April 16, 2007, defendants filed a supplemental memorandum of law in further support of their pending motion to dismiss contending that the amended complaint should be dismissed on the same grounds previously articulated for dismissal, namely, the preclusive effect of the dismissal of the Irwin action. Plaintiffs’ opposition to the motion to dismiss is due May 16, 2007 and defendants’ reply is due 15 days thereafter.

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

ITEM 1A - RISK FACTORS

The Omnicare 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

On August 4, 2005 CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On April 30, 2007, CMS released its proposed SNF PPS update for fiscal year 2008. CMS is proposing a 3.3 percent market basket increase, which would increase Medicare payments to SNFs by approximately $690 million in FY 2008. CMS notes in the preamble that the President’s budget (discussed below) and the Medicare Payment Advisory Commission (“MedPAC”) endorse freezing the SNF market basket for FY 2008; such a freeze would require the enactment of legislation, however. The proposed rule also includes several proposed policy and payment provisions, including a proposal to rebase the market basket, which currently reflects data from fiscal 1997, to a base year of FY 2004; revisions to calculate the SNF market basket; change in the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuation of a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. The rule was published in the Federal Register on May 4, 2007, and public comments will be accepted until June 29, 2007. While the fiscal year 2007 SNF PPS rates and proposed fiscal year 2008 SNF PPS rates do not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

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

Under the new prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their prescription drug costs covered by the new Medicare drug benefit, including the nursing home residents Omnicare serves, whose drug costs were previously covered by state Medicaid programs. In 2006, approximately 41% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

We continue to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding net receivables for copays and rejected claims of approximately $27 million and $34 million, respectively, at March 31, 2007. Until these administrative and payment issues have been resolved, we will not be able to determine fully the impact of the Part D drug benefit on our results of operations, financial condition and cash flows.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS is requiring Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. CMS accepted comments on this draft until April 16, 2007 and has not issued final reporting requirements for 2008. The Company intends to negotiate with Plan sponsors with respect to the terms and conditions under which information would be provided.

CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. We are continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until the administrative and payment issues associated with the transition to this massive program have been resolved, we cannot predict the ultimate effect of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. In 2006, approximately 1% of the Company’s revenue was derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 20, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are included in the first round of the competitive bidding program for 10 geographic areas. Additional types of DMEPOS may be included in subsequent rounds of competitive bidding when the program is expanded in 2009. As of this time, the Company intends to participate in the bidding process.

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

The DRA also changed the so-called Medicaid upper limit rules for multiple source prescription drugs. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when a multiple source drug has two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Further, on December 22, 2006, CMS issued a proposed rule to implement additional changes to the upper limit rules. Among other things, the proposed rule would: establish a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promote transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establish a uniform definition for AMP (which also could impact manufacturer drug rebate payments). These DRA provisions are expected to reduce federal and state Medicaid spending by $8.4 billion over five years. The DRA requires a final Medicaid drug payment regulation to be issued by July 1, 2007. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. Until the final Medicaid drug payment regulation is issued, we cannot predict the impact of the revised rule on our business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business.

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

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent (now in regulations) to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. Second, on January 18, 2007, CMS published a proposed rule designated to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements.

Further, in order to rein in healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products. There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers would not have a material adverse impact on the Company’s overall consolidated financial position, cash flows, or results of operations. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Medicare Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect our business.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended March 31, 2007 is as follows (in thousands, except per share data):

			Total Number
			of Shares
			Purchased as	Maximum Number (or
			Part of	Approximate Dollar
	Total		Publicly	Value) of Shares that
	Number of	Average	Announced	Must Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(a)	per Share	Programs	Programs
January 1 - 31, 2007	1	$38.85	-	-
February 1 - 28, 2007	92	43.25	-	-
March 1 - 31, 2007	113	40.17	-	-
Total	206	$41.54	-	-

(a)

During the first quarter of 2007, the Company purchased 206 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date: May 10, 2007	By:	/s/ David W. Froesel, Jr.
David W. Froesel, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

INDEX OF EXHIBITS

Document Incorporated by Reference
from a Previous Filing, Filed
Number and Description of Exhibit		Herewith or Furnished Herewith, as
(Numbers Coincide with Item 601 of Regulation S-K)		Indicated Below

(3.1)	Restated Certificate of Incorporation of	Form 10-K
	Omnicare, Inc. (as amended)	March 27, 2003

(3.3)	Second Amended and Restated By-Laws of	Form 10-Q
	Omnicare, Inc.	November 14, 2003

(12)	Statement of Computation of Ratio of	Filed Herewith
Earnings to Fixed Charges

(31.1)	Rule 13a-14(a) Certification of Chief	Filed Herewith
Executive Officer of Omnicare, Inc. in
accordance with Section 302 of the
Sarbanes-Oxley Act of 2002

(31.2)	Rule 13a-14(a) Certification of Chief	Filed Herewith
Financial Officer of Omnicare, Inc. in
accordance with Section 302 of the
Sarbanes-Oxley Act of 2002

(32.1)	Section 1350 Certification of Chief	Furnished Herewith
Executive Officer of Omnicare, Inc. in
accordance with Section 906 of the
Sarbanes-Oxley Act of 2002**

(32.2)	Section 1350 Certification of Chief Financial	Furnished Herewith
Officer of Omnicare, Inc. in accordance with
Section 906 of the Sarbanes-Oxley Act of
2002**

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

E-1