Form 10-Q
period 2007-06-30
OMNICARE INC
filed 2007-08-09
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                        (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

COMMON STOCK OUTSTANDING	Number of Shares	Date

Common Stock, $1 par value	121,630,323	June 30, 2007

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT JUNE 30, 2007

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended, June 30,		Six months ended, June 30,

	2007	2006	2007	2006

Net sales	$1,549,157	$1,641,110	$3,126,222	$3,299,708

Cost of sales (“COS”)	1,150,109	1,240,819	2,341,102	2,482,902
Heartland matters - COS (Note 11)	4,015	—	8,311	—

Gross profit	395,033	400,291	776,809	816,806
Selling, general and administrative expenses (“S,G&A”)	257,907	239,751	512,420	487,093
Restructuring and other related charges (Note 10)	6,250	11,889	15,424	19,602
Litigation charges (Note 11)	9,010	64,482	15,917	98,582
Heartland matters - S,G&A (Note 11)	896	—	2,392	—

Operating income	120,970	84,169	230,656	211,529

Investment income	2,102	3,049	4,023	4,848
Interest expense	(41,718)	(43,069)	(83,766)	(85,481)

Income before income taxes	81,354	44,149	150,913	130,896

Income tax provision	32,113	35,770	58,685	69,286

Net income	$49,241	$8,379	$92,228	$61,610

Earnings per share:
Basic	$0.41	$0.07	$0.77	$0.52

Diluted	$0.41	$0.07	$0.76	$0.50

Dividends per common share	$0.0225	$0.0225	$0.0450	$0.0450

Weighted average number of common shares outstanding:
Basic	119,389	118,544	119,233	118,229

Diluted	121,371	123,016	121,375	123,303

Comprehensive income	$49,831	$8,597	$95,206	$59,476

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except share data)

	(UNAUDITED) June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$151,262	$138,034
Restricted cash	14,362	3,777
Accounts receivable, less allowances of $205,219 (2006-$191,048)	1,505,986	1,522,266
Unbilled receivables, CRO	29,724	21,949
Inventories	427,103	449,671
Deferred income tax benefits	91,325	94,231
Other current assets	219,514	194,900

Total current assets	2,439,276	2,424,828

Properties and equipment, at cost less accumulated depreciation of $299,425 (2006-$286,157)	198,355	200,425
Goodwill	4,274,763	4,225,011
Identifiable intangible assets, less accumulated amortization of $97,517 (2006-$80,095)	314,688	319,588
Rabbi trust assets for settlement of pension obligations	100,716	83,184
Other noncurrent assets	142,422	145,435

Total noncurrent assets	5,030,944	4,973,643

Total assets	$7,470,220	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$287,020	$262,918
Accrued employee compensation	29,440	33,864
Deferred revenue, CRO	23,351	26,434
Current debt (Note 4)	4,971	5,371
Other current liabilities and income taxes payable	221,998	223,814

Total current liabilities	566,780	552,401

Long-term debt, notes and convertible debentures (Note 4)	2,857,830	2,955,120
Deferred income tax liabilities	418,506	384,989
Other noncurrent liabilities	367,075	342,510

Total noncurrent liabilities	3,643,411	3,682,619

Total liabilities	4,210,191	4,235,020

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 124,560,800 shares issued (2006-124,269,500 shares issued)	124,561	124,269
Paid-in capital	1,904,501	1,885,529
Retained earnings	1,381,492	1,300,550
Treasury stock, at cost-2,930,500 shares (2006-2,805,000 shares)	(93,361)	(86,755)
Accumulated other comprehensive income	(57,164)	(60,142)

Total stockholders’ equity	3,260,029	3,163,451

Total liabilities and stockholders’ equity	$7,470,220	$7,398,471

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Six months ended June 30,

	2007	2006

Cash flows from operating activities:
Net income	$92,228	$61,610
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	28,080	28,453
Amortization	29,128	32,684
Provision for doubtful accounts	58,803	35,160
Deferred tax provision	35,424	16,916
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(36,594)	(197,633)
Inventories	26,244	(6,037)
Deposits with drug wholesalers	(227)	37,669
Current and noncurrent assets	(34,820)	(4,595)
Accounts payable	28,340	(23,602)
Accrued employee compensation	(4,379)	1,694
Deferred revenue	(3,083)	211
Current and noncurrent liabilities and income taxes payable	16,783	145,527

Net cash flows from operating activities	235,927	128,057

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(69,299)	(51,076)
Capital expenditures	(18,925)	(14,565)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(10,501)	(9,311)
Other	(106)	90

Net cash flows from investing activities	(98,831)	(74,862)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	133,000
Payments on line of credit facilities and term A loan	(174,000)	(133,000)
Payments on long-term borrowings and obligations	(3,631)	(1,394)
Fees paid for financing arrangements	—	(3,212)
Change in cash overdraft balance	(11,644)	10,287
Proceeds from stock offering, net of issuance costs	—	49,239
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(8,132)	(3,295)
Excess tax benefits from stock-based compensation	4,079	11,472
Dividends paid	(5,482)	(5,461)

Net cash flows from financing activities	(124,810)	57,636

Effect of exchange rate changes on cash	942	1,011

Net increase in cash and cash equivalents	13,228	111,842
Cash and cash equivalents at beginning of period	138,034	215,421

Cash and cash equivalents at end of period	$151,262	$327,263

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 - Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Omnicare’s 2006 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Description of Business and Summary of Significant Accounting Policies

The Company’s description of business and significant accounting policies have been disclosed in Omnicare’s 2006 Annual Report. As previously disclosed, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s 2006 Annual Report and any related updates contained in the Company’s periodic quarterly SEC filings, including those presented below.

Concentration of Credit Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 42% of the Company’s revenues in the six months ended June 30, 2007 were generated under the Part D program. The Company estimates that approximately 35% of these Part D revenues during the six months ended June 30, 2007 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group and its Affiliates (“United”). Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) for copays and rejected claims. As of June 30, 2007, copays outstanding from Part D Plans were approximately $29 million, of which approximately $20 million relates to 2006. Additionally, as of June 30, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug Benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

On July 16, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $85 million is owed to the Company by this group of customers as of June 30, 2007, of which approximately $72 million is past due based on applicable payment terms.

Accumulated Other Comprehensive Income

The accumulated other comprehensive income (loss) balances at June 30, 2007 and December 31, 2006, net of aggregate applicable tax benefits of $36.0 million and $34.9 million, respectively, by component and in the aggregate, follow
(in thousands):

	June 30, 2007	December 31, 2006

Cumulative foreign currency translation adjustments	$2,208	$1,705
Unrealized depreciation in fair value of investments	(2,514)	(1,423)
Unamortized prior service cost and loss for pension and long-term care plans	(56,858)	(60,424)

Total accumulated other comprehensive loss balances, net	$(57,164)	$(60,142)

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively, as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company currently does not believe SFAS 157 will have a material impact on its consolidated results of operations, financial position or cash flows, but is continuing its evaluation of the new standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently does not believe SFAS 159 will have a material impact on its consolidated results of operations, financial position or cash flows, but is continuing its evaluation of the new standard.

Note 2 - Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses, as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time-to-time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies, medical supply companies, hospice pharmacy companies and companies providing distribution and patient assistance services for specialty pharmaceuticals, which complement the Company’s core business. During the first six months of 2007, Omnicare completed 12 acquisitions of businesses and other assets in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required cash payments of $69.3 million (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) in the six months ended June 30, 2007. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. Omnicare engages independent valuation firms to assist with identification and valuation of other identifiable intangible assets in connection with the purchase price allocation of certain acquisitions. The Company also continues to evaluate the tax effects and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 3 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2007, by business segment, are as follows
(in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of December 31, 2006	$4,134,235	$90,776	$4,225,011
Goodwill acquired in the six months ended June 30, 2007	31,841	—	31,841
Other	17,876	35	17,911

Balance as of June 30, 2007	$4,183,952	$90,811	$4,274,763

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

The decrease in the net carrying amount of the Company’s other identifiable intangible assets of approximately $4.9 million from December 31, 2006, primarily relates to amortization expense recorded during the period, partially offset by increases due primarily to customer relationship assets and non-compete agreements, with a weighted average life of approximately 11 years, recorded as part of the purchase price allocation for certain acquisitions.

Note 4 - Debt

A summary of debt follows (in thousands):

	June 30, 2007	December 31, 2006

Revolving loans, due 2010	$—	$—
Term loan, due 2010	47,019	42,911
Senior term A loan, due 2010	500,000	600,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	10,496	14,127

Subtotal	2,880,015	2,979,538
Less interest rate swap agreement	(17,214)	(19,047)
Less current portion of debt	(4,971)	(5,371)

Total long-term debt, net	$2,857,830	$2,955,120

The Company’s debt instruments, including related terms and financial covenants, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2006 Annual Report.

At June 30, 2007, there was no outstanding balance under the Company’s $800 million revolving credit facility (“Revolving Loans”), maturing on July 28, 2010, and $500 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $100 million on the Term Loans during the six months ended June 30, 2007. The interest rate on the Term Loans was 6.57% at June 30, 2007. As of June 30, 2007, the Company had approximately $22.6 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. The Company amortized to expense $2.0 million of deferred debt issuance costs during the three months ended June 30, 2007 and 2006. During the six months ended June 30, 2007 and 2006, the Company amortized to expense $4.1 million of deferred debt issuance costs.

At June 30, 2007, the overall weighted average interest rate on the Company’s variable interest portion of its long-term debt, excluding the interest rate swap agreement, was 6.56%. The estimated floating interest rate on the interest rate swap agreement was 7.66% at June 30, 2007.

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

Note 6 - Stock-Based Employee Compensation

At June 30, 2007, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Employee Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2006 Annual Report. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. As further described in Omnicare’s 2006 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended, June 30,		Six months ended, June 30,

	2007	2006	2007	2006

Stock awards	$4,990	$5,228	$9,437	$9,956
Stock options	1,026	1,309	2,042	3,328

Total stock-based compensation expense	$6,016	$6,537	$11,479	$13,284

The assumptions used to value stock options granted during the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Expected volatility	30.3%	30.0%	30.3%	30.0%
Risk-free interest rate	4.6%	5.1%	4.6%	5.1%
Expected dividend yield	0.2%	0.2%	0.2%	0.2%
Expected term of options (in years)	4.50	4.70	4.50	4.70
Weighted average fair value per option	$11.25	$15.07	$12.14	$16.02

A summary of stock option activity under the plans for the six months ended June 30, 2007, is presented below (in thousands, except exercise price and term data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	7,663	$31.34
Options granted	63	37.26
Options exercised	(75)	23.91
Options forfeited	(207)	48.04

Options outstanding, end of period	7,444	$31.01	5.4	$63,868

Options exercisable, end of period	5,522	$25.95	4.3	$63,248

The total exercise date intrinsic value of options exercised during the six months ended June 30, 2007 was approximately $1.2 million.

A summary of non-vested restricted stock awards for the six months ended June 30, 2007 is presented below (in thousands, except grant price data):

	Shares	Weighted Average Grant Date Price

Non-vested shares, beginning of period	2,617	$34.56
Shares awarded	211	39.81
Shares vested	(591)	24.61
Shares forfeited	(44)	45.62

Non-vested shares, end of period	2,193	$37.52

As of June 30, 2007, there was approximately $82 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately 4.7 years. The total grant date fair value of shares vested during the six months ended June 30, 2007 related to stock awards and stock options was approximately $29.2 million.

Note 7 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2006 Annual Report. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.6 million and $3.2 million for the three and six months ended June 30,

2007, respectively, and $1.6 million and $3.5 million for the three and six months ended June 30, 2006, respectively.

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

The following table presents the components of pension cost for all pension plans for the three and six months ended June 30, 2007 and 2006 (pretax, in thousands):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Service cost	$1,087	$561	$2,174	$1,122
Interest cost	2,051	1,043	4,102	2,086
Amortization of deferred amounts (primarily prior actuarial losses)	2,901	1,091	5,802	2,182
Return on assets	(47)	(44)	(94)	(88)

Net periodic pension cost	$5,992	$2,651	$11,984	$5,302

As of June 30, 2007, the aggregate defined benefit plans’ liabilities total approximately $151 million. During the first six months of 2007, the Company made payments of $17.0 million related to funding the rabbi trusts for the settlement of the Company’s pension obligations, resulting in aggregate assets with a fair value of approximately $101 million at June 30, 2007.

The Company currently anticipates making contributions of approximately $13 million during the remainder of the 2007 year.

Note 8 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004, and state and local or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $17.9 million, $5.8 million of which was accounted for as a reduction to the January 1, 2007 retained earnings balance and $12.1 million of which was accounted for as an increase to goodwill.

As of January 1, 2007, the Company had a $60.3 million liability recorded for unrecognized tax benefits principally for U.S. federal and state tax jurisdictions. The majority of unrecognized tax benefits relate to acquisitions. The total liabilities for unrecognized tax benefits are carried in other noncurrent liabilities on the Consolidated Balance Sheets, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses and had approximately $6.8 million accrued, for the payment of interest and penalties, at January 1, 2007. The total amount of unrecognized tax benefits at January 1, 2007 that, if recognized, would favorably impact the effective tax rate was $15.2 million, which includes interest and penalties of approximately $4 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by December 31, 2007.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Three months ended June 30,

2007:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$49,241	119,389	$0.41

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	275
Stock options, warrants and awards	—	1,707

Diluted EPS
Net income plus assumed conversions	$49,313	121,371	$0.41

2006:

Basic EPS
Net income	$8,379	118,544	$0.07

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	1,838
Stock options, warrants and awards	—	2,634

Diluted EPS
Net income plus assumed conversions	$8,451	123,016	$0.07

	Six months ended June 30,

2007:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$92,228	119,233	$0.77

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	144	316
Stock options, warrants and awards	—	1,826

Diluted EPS
Net income plus assumed conversions	$92,372	121,375	$0.76

2006:

Basic EPS
Net income	$61,610	118,229	$0.52

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	144	2,202
Stock options, warrants and awards	—	2,872

Diluted EPS
Net income plus assumed conversions	$61,754	123,303	$0.50

During the three and six months ended June 30, 2007 and 2006, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and stock awards excluded from the computation of diluted EPS for the quarters ended June 30, 2007 and 2006 totaled 3.7 million and 1.6 million, respectively, and for the six months ended June 30, 2007 and 2006, totaled 3.7 million and 1.6 million, respectively.

Note 10 - Restructuring and Other Related Charges

Omnicare Full Potential Plan

In the second quarter of 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices and a “hub-and-spoke” model, whereby certain key support and production functions will be transferred to regional “hubs” specifically designed and managed to perform these tasks, with local “spoke” pharmacies focusing on time-sensitive services and customer-facing processes.

This program is expected to be completed over a 30-month period and is estimated to result in total pretax restructuring and other related charges of approximately $80 million. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs, professional fees and other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $8 million and $17 million pretax during the three and six months ended June 30, 2007, respectively, and approximately $17 million pretax during the year ended December 31, 2006, (approximately $8 million pretax in the three and six months ended June 30, 2006). The remainder of the overall restructuring and other related charges will be recognized and disclosed over the remainder of 2007 and 2008 as various phases of the project are finalized and implemented. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations. Approximately 860 of these positions have been eliminated as of June 30, 2007.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other assets, fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

Restructuring charges:	Balance at December 31, 2006	2007 Provision/ Accrual	Utilized during 2007	Balance at June 30, 2007

Employee severance	$2,690	$940	$(2,438)	$1,192
Employment agreement buy-outs	—	2,250	(215)	2,035
Lease terminations	74	3,154	(754)	2,474
Other assets, fees and facility exit costs	1,169	5,371	(4,134)	2,406

Total restructuring charges	$3,933	11,715	$(7,541)	$8,107

Other related charges		5,288

Total restructuring and other related charges		$17,003

As of June 30, 2007, the Company has made cumulative payments of approximately $6.4 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at June 30, 2007, represent amounts not yet paid relating to actions taken in connection with the program (primarily severance and employment agreement buy-out related payments, lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits;” and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

2005 Program

The Company previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare, Inc. acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). The Company recorded restructuring and other related charges of approximately $3 million and $11 million pretax in the three and six months ended June 30, 2006, respectively. The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006. The restructuring liabilities associated with the 2005 Program were evaluated by the Company during the quarter ended June 30, 2007. During this review, it was determined that certain liabilities are no longer expected to be utilized as part of the activities remaining under the 2005 Program. In accordance with SFAS 146, the Company recorded adjustments to reduce the employee severance and employee agreement buy-out liabilities by approximately $1.2 million and $0.4 million pretax, respectively, during the three and six months ended June 30, 2007.

The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations and other assets, fees and facility exit costs. Details of the remaining 2005 Program restructuring charge liabilities follow (pretax, in thousands):

Restructuring liabilities:	Balance at December 31, 2006	Adjustments during 2007	Utilized during 2007	Balance at June 30, 2007

Employee severance	$1,590	$(1,218)	$(64)	$308
Employment agreement buy-outs	211	(361)	150	—
Lease terminations	7,564	—	(1,291)	6,273
Other assets, fees and facility exit costs	945	—	(912)	33

Total restructuring liabilities	$10,310	$(1,579)	$(2,117)	$6,614

As of June 30, 2007, the Company has made cumulative payments of approximately $7.6 million of severance and other employee-related costs. The remaining liabilities at June 30, 2007, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

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

The federal government and certain states had been investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). On November 14, 2006, the Company entered into a civil settlement agreement, under which the Company paid the federal government and participating state governments $51 million to satisfy all of the federal and state civil claims and related plaintiff legal fees. The Company recorded a special litigation charge, for the settlement and related legal fees, of $57.5 million pretax, ($45.3 million aftertax) in its financial results for 2006, including $19.3 million and $53.4 million pretax in the three and six months ended June 30, 2006, respectively, to establish a reserve relating to the aforementioned investigation. The settlement agreement also resulted in the dismissal, with prejudice, of a number of other allegations included in complaints filed by two qui tam relators. Another issue alleged by one of the qui tam relators remains under seal and was not resolved by the settlement. As part of the settlement agreement, on November 9, 2006, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 9, 2006. The Corporate Integrity Agreement requires that the Company maintain its compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding the development and implementation of therapeutic interchange programs and the general training of certain Company employees as to the requirements of the Company’s compliance program and the Corporate Integrity Agreement. The requirements of the Corporate Integrity Agreement have resulted in increased costs to maintain the Company’s compliance program and could result in greater scrutiny by federal regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning its investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 5, 2006, the Company entered into a voluntary settlement agreement and a two-year Corporate Integrity Agreement with the State of Michigan to resolve the Michigan Attorney General’s investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services. Under the terms of the settlement agreement, the Company paid the State of Michigan approximately $43 million, with an additional amount of approximately $6 million to be paid over the following three years. The settlement agreement does not include any finding of wrongdoing or any admission of liability. With respect to claims that Specialized Pharmacy Services was not billing properly for drugs provided to hospice patients, which were not covered by the settlement agreement, the Company has reached an agreement in principle to settle the matter with the State of Michigan. Although the final details of the agreement with respect to the hospice claims have not yet been resolved, it is anticipated that the Company will pay approximately $3.5 million to settle the matter. The Company recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for the three and six months ended June 30, 2006 based on the terms of the settlement agreement. The Corporate Integrity Agreement with the State of Michigan requires that the Company and Specialized Pharmacy Services maintain Specialized Pharmacy Services’ compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding compliance with Medicaid policies governing access to pharmacy facilities and records, unit dose billing agreements, consumption billing, hospice patient terminal illness prescriptions and prescriptions dispensed after a patient’s death. The requirements of the Corporate Integrity Agreement could result in increased costs to maintain Specialized Pharmacy Services’ compliance program and greater scrutiny by Michigan regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth, and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. Oral argument was held on defendants’ motion to dismiss on August 2, 2007 and the court reserved decision.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. On January 12, 2007, the defendants filed a motion to dismiss the consolidated action on the grounds that the dismissal of the substantially identical shareholder derivative action, Irwin v. Gemunder, et al., 2:06cv62, by the United States District Court for the Eastern District of Kentucky on November 20, 2006 should be given preclusive effect and thus bars re-litigation of the issues already decided in Irwin. Instead of opposing that motion, on March 16, 2007, the plaintiffs filed an amended consolidated complaint, which continues to name all of the directors as defendants and asserts the same claims, but attempts to bolster those claims by adding nearly all of the substantive allegations from the most recent complaint in the federal securities class action (see discussion of HOD Carriers above) and an amended complaint in Irwin that added the same factual allegations that were added to the consolidated amended complaint in the HOD Carriers action. On April 16, 2007, defendants filed a supplemental memorandum of law in further support of their pending motion to dismiss contending that the amended complaint should be dismissed on the same grounds previously articulated for dismissal, namely, the preclusive effect of the dismissal of the Irwin action. That motion has been fully briefed and oral argument has been scheduled for August 21, 2007.

The Company believes the above-described purported class and derivative actions are without merit and will be vigorously defended.

The three and six months ended June 30, 2007 included a $9.0 million pretax charge ($5.5 million after taxes) and a $15.9 million pretax charge ($9.8 million after taxes), respectively, reflected in the “Litigation charges” line of the Consolidated Statements of Income, for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues, and restore centralized repackaging to full capacity. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and as a result, the three months ended June 30, 2007 included special charges of approximately $4.9 million pretax ($4.0 million and $0.9 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($3.0 million after taxes) for costs associated with the quality control, product recall and fire damage issues at Heartland. The associated costs for the six months ended June 30, 2007 totaled approximately $10.7 million pretax ($8.3 million and $2.4 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($6.6 million after taxes). Beginning in the third quarter, the year ended 2006 included special charges of approximately $33.7 million pretax ($27.7 million and $6.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($21.2 million after taxes) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax, as well as $14.8 million pretax for the incremental costs associated with the quality control, product recall and fire damage issues at Heartland. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of June 30, 2007, no receivables for insurance recoveries have been recorded by the Company. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

Although the Company cannot predict the ultimate outcome of the matters described in the preceding paragraphs, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows or, in the case of the investigations regarding certain drug substitutions and certain billing issues under the Michigan Medicaid program and the matters relating to the Heartland facility, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges recorded by the Company.

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

Note 12 - Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at June 30, 2007. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at June 30, 2007, including the United States.

The table below presents information about the segments as of and for the three and six months ended June 30, 2007 and 2006, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended June 30,

2007:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$1,498,918	$50,239	$—	$1,549,157
Depreciation and amortization	(27,136)	(477)	(873)	(28,486)
Restructuring and other related charges	(5,004)	(252)	(994)	(6,250)
Litigation charges	(9,010)	—	—	(9,010)
Heartland matters	(4,911)	—	—	(4,911)
Operating income (expense)	144,274	2,904	(26,208)	120,970
Total assets	7,001,157	181,252	287,811	7,470,220
Capital expenditures	(9,629)	(388)	(627)	(10,644)

2006:

Net sales	$1,598,604	$42,506	$—	$1,641,110
Depreciation and amortization	(28,970)	(493)	(776)	(30,239)
Restructuring and other related charges	(9,562)	(1,004)	(1,323)	(11,889)
Litigation charges	(64,482)	—	—	(64,482)
Operating income (expense)	107,225	1,301	(24,357)	84,169
Total assets	6,975,876	159,086	480,709	7,615,671
Capital expenditures	(8,025)	(80)	(351)	(8,456)

	Six months ended June 30,

2007:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$3,028,561	$97,661	$—	$3,126,222
Depreciation and amortization	(54,507)	(954)	(1,747)	(57,208)
Restructuring and other related charges	(9,756)	(2,070)	(3,598)	(15,424)
Litigation charges	(15,917)	—	—	(15,917)
Heartland matters	(10,703)	—	—	(10,703)
Operating income (expense)	279,864	3,634	(52,842)	230,656
Total assets	7,001,157	181,252	287,811	7,470,220
Capital expenditures	(17,100)	(662)	(1,163)	(18,925)

2006:

Net sales	$3,215,156	$84,552	$—	$3,299,708
Depreciation and amortization	(58,642)	(980)	(1,515)	(61,137)
Restructuring and other related charges	(14,878)	(1,302)	(3,422)	(19,602)
Litigation charges	(98,582)	—	—	(98,582)
Operating income (expense)	257,731	2,464	(48,666)	211,529
Total assets	6,975,876	159,086	480,709	7,615,671
Capital expenditures	(13,688)	(176)	(701)	(14,565)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare included in its reported CRO segment net sales amount, for the three and six month periods ended June 30, 2007, reimbursable out-of-pockets totaling $8.2 million and $15.4 million, respectively, and $6.1 million and $12.3 million for the three and six months ended June 30, 2006, respectively.

Note 13 - Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2007 and December 31, 2006 for the balance sheets, the three and six months ended June 30, 2007 and 2006 for the statements of income and the statements of cash flows for the six months ended June 30, 2007 and 2006. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income
(in thousands)

	Three months ended June 30,

2007:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$1,491,712	$57,445	$—	$1,549,157
Cost of sales (“COS”)	—	1,107,178	42,931	—	1,150,109
Heartland matters - COS	—	4,015	—	—	4,015

Gross profit	—	380,519	14,514	—	395,033
Selling, general and administrative expenses (“S,G&A”)	2,140	244,767	11,000	—	257,907
Restructuring and other related charges	—	6,250	—	—	6,250
Litigation charges	—	9,010	—	—	9,010
Heartland matters - S,G&A	—	896	—	—	896

Operating income (loss)	(2,140)	119,596	3,514	—	120,970
Investment income	764	1,338	—	—	2,102
Interest expense	(40,600)	(293)	(825)	—	(41,718)

Income (loss) before income taxes	(41,976)	120,641	2,689	—	81,354
Income tax (benefit) expense	(16,474)	47,529	1,058	—	32,113
Equity in net income of subsidiaries	74,743	—	—	(74,743)	—

Net income	$49,241	$73,112	$1,631	$(74,743)	$49,241

2006:

Net sales	$—	$1,549,758	$91,352	$—	$1,641,110
Cost of sales	—	1,170,210	70,609	—	1,240,819

Gross profit	—	379,548	20,743	—	400,291
Selling, general and administrative expenses	2,278	223,881	13,592	—	239,751
Restructuring and other related charges	—	11,889	—	—	11,889
Litigation charges	—	64,482	—	—	64,482

Operating income (loss)	(2,278)	79,296	7,151	—	84,169
Investment income	2,020	1,029	—	—	3,049
Interest expense	(41,918)	(504)	(647)	—	(43,069)

Income (loss) before income taxes	(42,176)	79,821	6,504	—	44,149
Income tax (benefit) expense	(15,723)	49,051	2,442	—	35,770
Equity in net income of subsidiaries	34,832	—	—	(34,832)	—

Net income	$8,379	$30,770	$4,062	$(34,832)	$8,379

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income
(in thousands)

	Six months ended June 30,

2007:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$3,011,730	$114,492	$—	$3,126,222
Cost of sales (“COS”)	—	2,255,878	85,224	—	2,341,102
Heartland matters - COS	—	8,311	—	—	8,311

Gross profit	—	747,541	29,268	—	776,809
Selling, general and administrative expenses (“S,G&A”)	4,273	487,296	20,851	—	512,420
Restructuring and other related charges	—	14,514	910	—	15,424
Litigation charges	—	15,917	—	—	15,917
Heartland matters - S,G&A	—	2,392	—	—	2,392

Operating income (loss)	(4,273)	227,422	7,507	—	230,656
Investment income	1,335	2,688	—	—	4,023
Interest expense	(81,606)	(569)	(1,591)	—	(83,766)

Income (loss) before income taxes	(84,544)	229,541	5,916	—	150,913
Income tax (benefit) expense	(32,735)	89,129	2,291	—	58,685
Equity in net income of subsidiaries	144,037	—	—	(144,037)	—

Net income	$92,228	$140,412	$3,625	$(144,037)	$92,228

2006:

Net sales	$—	$3,116,484	$183,224	$—	$3,299,708
Cost of sales	—	2,342,982	139,920	—	2,482,902

Gross profit	—	773,502	43,304	—	816,806
Selling, general and administrative expenses	4,259	456,736	26,098	—	487,093
Restructuring and other related charges	—	19,602	—	—	19,602
Litigation charges	—	98,582	—	—	98,582

Operating income (loss)	(4,259)	198,582	17,206	—	211,529
Investment income	3,011	1,837	—	—	4,848
Interest expense	(83,110)	(1,154)	(1,217)	—	(85,481)

Income (loss) before income taxes	(84,358)	199,265	15,989	—	130,896
Income tax (benefit) expense	(30,951)	94,371	5,866	—	69,286
Equity in net income of subsidiaries	115,017	—	—	(115,017)	—

Net income	$61,610	$104,894	$10,123	$(115,017)	$61,610

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2007:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$78,675	$44,379	$28,208	$—	$151,262
Restricted cash	—	14,362	—	—	14,362
Accounts receivable, net (including intercompany)	—	1,471,610	41,658	(7,282)	1,505,986
Unbilled receivables, CRO	—	29,724	—	—	29,724
Inventories	—	413,901	13,202	—	427,103
Deferred income tax benefits (liabilities), net-current	(4,836)	96,185	(24)	—	91,325
Other current assets	1,295	210,890	7,329	—	219,514

Total current assets	75,134	2,281,051	90,373	(7,282)	2,439,276

Properties and equipment, net	—	186,853	11,502	—	198,355
Goodwill	—	4,175,450	99,313	—	4,274,763
Identifiable intangible assets, net	—	309,410	5,278	—	314,688
Other noncurrent assets	56,095	186,665	378	—	243,138
Investment in subsidiaries	6,034,971	—	—	(6,034,971)	—

Total assets	$6,166,200	$7,139,429	$206,844	$(6,042,253)	$7,470,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$21,091	$538,194	$14,777	$(7,282)	$566,780
Long-term debt, notes and convertible debentures	2,805,286	3,527	49,017	—	2,857,830
Deferred income tax liabilities (benefits), net-noncurrent	62,580	347,021	8,905	—	418,506
Other noncurrent liabilities	17,214	348,724	1,137	—	367,075
Stockholders’ equity	3,260,029	5,901,963	133,008	(6,034,971)	3,260,029

Total liabilities and stockholders’ equity	$6,166,200	$7,139,429	$206,844	$(6,042,253)	$7,470,220

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2006:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$43,494	$74,262	$20,278	$—	$138,034
Restricted cash	—	3,777	—	—	3,777
Accounts receivable, net (including intercompany)	—	1,481,994	45,370	(5,098)	1,522,266
Unbilled receivables, CRO	—	21,949	—	—	21,949
Inventories	—	435,669	14,002	—	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	95,255	71	—	94,231
Other current assets	2,516	188,954	3,430	—	194,900

Total current assets	44,915	2,301,860	83,151	(5,098)	2,424,828

Properties and equipment, net	—	187,594	12,831	—	200,425
Goodwill	—	4,129,247	95,764	—	4,225,011
Identifiable intangible assets, net	—	314,516	5,072	—	319,588
Other noncurrent assets	60,045	168,166	408	—	228,619
Investment in subsidiaries	6,062,799	—	—	(6,062,799)	—

Total assets	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$510,471	$15,905	$(5,098)	$552,401
Long-term debt, notes and convertible debentures	2,903,453	5,872	45,795	—	2,955,120
Deferred income tax liabilities (benefits), net-noncurrent	50,685	326,766	7,538	—	384,989
Other noncurrent liabilities	19,047	322,161	1,302	—	342,510
Stockholders’ equity	3,163,451	5,936,113	126,686	(6,062,799)	3,163,451

Total liabilities and stockholders’ equity	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Six months ended June 30,

2007:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$57,919	$884	$58,803
Other	(29,750)	200,016	6,858	177,124

Net cash flows from operating activities	(29,750)	257,935	7,742	235,927

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(69,299)	—	(69,299)
Capital expenditures	—	(18,179)	(746)	(18,925)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(10,501)	—	(10,501)
Other	—	(98)	(8)	(106)

Net cash flows from investing activities	—	(98,077)	(754)	(98,831)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	—	—	74,000
Payments on line of credit facilities and term A loan	(174,000)	—	—	(174,000)
Payments on long-term borrowings and obligations	(3,631)	—	—	(3,631)
Change in cash overdraft balance	(9,372)	(2,272)	—	(11,644)
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(8,132)	—	—	(8,132)
Excess tax benefits from stock-based compensation	4,079	—		4,079
Dividends paid	(5,482)	—	—	(5,482)
Other	187,469	(187,469)	—	—

Net cash flows from financing activities	64,931	(189,741)	—	(124,810)

Effect of exchange rate changes on cash	—	—	942	942

Net increase (decrease) in cash and cash equivalents	35,181	(29,883)	7,930	13,228
Cash and cash equivalents at beginning of period	43,494	74,262	20,278	138,034

Cash and cash equivalents at end of period	$78,675	$44,379	$28,208	$151,262

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued)
(in thousands)

	Six months ended June 30,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$34,617	$543	$35,160
Other	(95,527)	197,869	(9,445)	92,897

Net cash flows from operating activities	(95,527)	232,486	(8,902)	128,057

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(49,772)	(1,304)	(51,076)
Capital expenditures	—	(14,340)	(225)	(14,565)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(9,311)	—	(9,311)
Other	—	90	—	90

Net cash flows from investing activities	—	(73,333)	(1,529)	(74,862)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(133,000)	—	—	(133,000)
(Payments on) and proceeds from long-term borrowings and obligations	(1,394)	(70)	70	(1,394)
Fees paid for financing arrangements	(3,212)	—	—	(3,212)
Change in cash overdraft balance	1,530	8,757	—	10,287
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(3,295)	—	—	(3,295)
Excess tax benefits from stock-based compensation	11,472	—	—	11,472
Dividends paid	(5,461)	—	—	(5,461)
Other	127,623	(132,744)	5,121	—

Net cash flows from financing activities	176,502	(124,057)	5,191	57,636

Effect of exchange rate changes on cash	—	—	1,011	1,011

Net increase (decrease) in cash and cash equivalents	80,975	35,096	(4,229)	111,842
Cash and cash equivalents at beginning of period	143,227	38,999	33,195	215,421

Cash and cash equivalents at end of period	$224,202	$74,095	$28,966	$327,263

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of June 30, 2007 and December 31, 2006 for the balance sheets, the three and six months ended June 30, 2007 and 2006 for the statements of income and the statements of cash flows for the six months ended June 30, 2007 and 2006. Separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income
(in thousands)

	Three months ended June 30,

2007:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$1,549,157	$—	$1,549,157
Cost of sales (“COS”)	—	—	1,150,109	—	1,150,109
Heartland matters - COS	—	—	4,015	—	4,015

Gross profit	—	—	395,033	—	395,033
Selling, general and administrative expenses (“S,G&A”)	2,140	270	255,497	—	257,907
Restructuring and other related charges	—	—	6,250	—	6,250
Litigation charges	—	—	9,010	—	9,010
Heartland matters - S,G&A	—	—	896	—	896

Operating income (loss)	(2,140)	(270)	123,380	—	120,970
Investment income	764	—	1,338	—	2,102
Interest expense	(40,600)	—	(1,118)	—	(41,718)

Income (loss) before income taxes	(41,976)	(270)	123,600	—	81,354
Income tax (benefit) expense	(16,474)	(105)	48,692	—	32,113
Equity in net income of subsidiaries	74,743	—	—	(74,743)	—

Net income (loss)	$49,241	$(165)	$74,908	$(74,743)	$49,241

2006:

Net sales	$—	$—	$1,641,110	$—	$1,641,110
Cost of sales	—	—	1,240,819	—	1,240,819

Gross profit	—	—	400,291	—	400,291
Selling, general and administrative expenses	2,278	265	237,208	—	239,751
Restructuring and other related charges	—	—	11,889	—	11,889
Litigation charges	—	—	64,482	—	64,482

Operating income (loss)	(2,278)	(265)	86,712	—	84,169
Investment income	2,020	—	1,029	—	3,049
Interest expense	(41,918)	—	(1,151)	—	(43,069)

Income (loss) before income taxes	(42,176)	(265)	86,590	—	44,149
Income tax (benefit) expense	(15,723)	(99)	51,592	—	35,770
Equity in net income of subsidiaries	34,832	—	—	(34,832)	—

Net income (loss)	$8,379	$(166)	$34,998	$(34,832)	$8,379

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income
(in thousands)

	Six months ended June 30,

2007:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$3,126,222	$—	$3,126,222
Cost of sales (“COS”)	—	—	2,341,102	—	2,341,102
Heartland matters - COS	—	—	8,311	—	8,311

Gross profit	—	—	776,809	—	776,809
Selling, general and administrative expenses (“S,G&A”)	4,273	541	507,606	—	512,420
Restructuring and other related charges	—	—	15,424	—	15,424
Litigation charges	—	—	15,917	—	15,917
Heartland matters - S,G&A	—	—	2,392	—	2,392

Operating income (loss)	(4,273)	(541)	235,470	—	230,656
Investment income	1,335	—	2,688	—	4,023
Interest expense	(81,606)	—	(2,160)	—	(83,766)

Income (loss) before income taxes	(84,544)	(541)	235,998	—	150,913
Income tax (benefit) expense	(32,735)	(209)	91,629	—	58,685
Equity in net income of subsidiaries	144,037	—	—	(144,037)	—

Net income (loss)	$92,228	$(332)	$144,369	$(144,037)	$92,228

2006:

Net sales	$—	$—	$3,299,708	$—	$3,299,708
Cost of sales	—	—	2,482,902	—	2,482,902

Gross profit	—	—	816,806	—	816,806
Selling, general and administrative expenses	4,259	526	482,308	—	487,093
Restructuring and other related charges	—	—	19,602	—	19,602
Litigation charges	—	—	98,582	—	98,582

Operating income (loss)	(4,259)	(526)	216,314	—	211,529
Investment income	3,011	—	1,837	—	4,848
Interest expense	(83,110)	—	(2,371)	—	(85,481)

Income (loss) before income taxes	(84,358)	(526)	215,780	—	130,896
Income tax (benefit) expense	(30,951)	(193)	100,430	—	69,286
Equity in net income of subsidiaries	115,017	—	—	(115,017)	—

Net income (loss)	$61,610	$(333)	$115,350	$(115,017)	$61,610

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2007:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$78,675	$—	$72,587	$—	$151,262
Restricted cash	—	—	14,362	—	14,362
Accounts receivable, net (including intercompany)	—	12	1,505,986	(12)	1,505,986
Unbilled receivables, CRO	—	—	29,724	—	29,724
Inventories	—	—	427,103	—	427,103
Deferred income tax benefits (liabilities), net-current	(4,836)	—	96,161	—	91,325
Other current assets	1,295	—	218,219	—	219,514

Total current assets	75,134	12	2,364,142	(12)	2,439,276

Properties and equipment, net	—	29	198,326	—	198,355
Goodwill	—	—	4,274,763	—	4,274,763
Identifiable intangible assets, net	—	—	314,688	—	314,688
Other noncurrent assets	56,095	19	187,024	—	243,138
Investment in subsidiaries	6,034,971	—	—	(6,034,971)	—

Total assets	$6,166,200	$60	$7,338,943	$(6,034,983)	$7,470,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$21,091	$3	$545,698	$(12)	$566,780
Long-term debt, notes and convertible debentures	2,805,286	—	52,544	—	2,857,830
Deferred income tax liabilities (benefits), net-noncurrent	62,580	—	355,926	—	418,506
Other noncurrent liabilities	17,214	—	349,861	—	367,075
Stockholders’ equity	3,260,029	57	6,034,914	(6,034,971)	3,260,029

Total liabilities and stockholders’ equity	$6,166,200	$60	$7,338,943	$(6,034,983)	$7,470,220

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2006:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$43,494	$—	$94,540	$—	$138,034
Restricted cash	—	—	3,777	—	3,777
Accounts receivable, net (including intercompany)	—	—	1,522,283	(17)	1,522,266
Unbilled receivables, CRO	—	—	21,949	—	21,949
Inventories	—	—	449,671	—	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	—	95,326	—	94,231
Other current assets	2,516	—	192,384	—	194,900

Total current assets	44,915	—	2,379,930	(17)	2,424,828

Properties and equipment, net	—	31	200,394	—	200,425
Goodwill	—	—	4,225,011	—	4,225,011
Identifiable intangible assets, net	—	—	319,588	—	319,588
Other noncurrent assets	60,045	19	168,555	—	228,619
Investment in subsidiaries	6,062,799	—	—	(6,062,799)	—

Total assets	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$17	$521,278	$(17)	$552,401
Long-term debt, notes and convertible debentures	2,903,453	—	51,667	—	2,955,120
Deferred income tax liabilities (benefits), net-noncurrent	50,685	—	334,304	—	384,989
Other noncurrent liabilities	19,047	—	323,463	—	342,510
Stockholders’ equity	3,163,451	33	6,062,766	(6,062,799)	3,163,451

Total liabilities and stockholders’ equity	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Six months ended June 30,

2007:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$58,803	$58,803
Other	(29,750)	—	206,874	177,124

Net cash flows from operating activities	(29,750)	—	265,677	235,927

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(69,299)	(69,299)
Capital expenditures	—	—	(18,925)	(18,925)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(10,501)	(10,501)
Other	—	—	(106)	(106)

Net cash flows from investing activities	—	—	(98,831)	(98,831)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	—	—	74,000
Payments on line of credit facilities and term A loan	(174,000)	—	—	(174,000)
Payments on long-term borrowings and obligations	(3,631)	—	—	(3,631)
Change in cash overdraft balance	(9,372)	—	(2,272)	(11,644)
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(8,132)	—	—	(8,132)
Excess tax benefits from stock-based compensation	4,079	—	—	4,079
Dividends paid	(5,482)	—	—	(5,482)
Other	187,469	—	(187,469)	—

Net cash flows from financing activities	64,931	—	(189,741)	(124,810)

Effect of exchange rate changes on cash	—	—	942	942

Net increase (decrease) in cash and cash equivalents	35,181	—	(21,953)	13,228
Cash and cash equivalents at beginning of period	43,494	—	94,540	138,034

Cash and cash equivalents at end of period	$78,675	$—	$72,587	$151,262

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued)
(in thousands)

	Six months ended June 30,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$35,160	$35,160
Other	(95,527)	—	188,424	92,897

Net cash flows from operating activities	(95,527)	—	223,584	128,057

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(51,076)	(51,076)
Capital expenditures	—	—	(14,565)	(14,565)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(9,311)	(9,311)
Other	—	—	90	90

Net cash flows from investing activities	—	—	(74,862)	(74,862)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(133,000)	—	—	(133,000)
Payments on long-term borrowings and obligations	(1,394)	—	—	(1,394)
Fees paid for financing arrangements	(3,212)	—	—	(3,212)
Change in cash overdraft balance	1,530	—	8,757	10,287
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(3,295)	—	—	(3,295)
Excess tax benefits from stock-based compensation	11,472	—	—	11,472
Dividends paid	(5,461)	—	—	(5,461)
Other	127,623	—	(127,623)	—

Net cash flows from financing activities	176,502	—	(118,866)	57,636

Effect of exchange rate changes on cash	—	—	1,011	1,011

Net increase in cash and cash equivalents	80,975	—	30,867	111,842
Cash and cash equivalents at beginning of period	143,227	—	72,194	215,421

Cash and cash equivalents at end of period	$224,202	$—	$103,061	$327,263

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.” The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2006, which appear in the Company’s Annual Report on Form 10-K, (“Omnicare’s 2006 Annual Report”), which was filed with the Securities and Exchange Commission on March 1, 2007.

Overview of Three and Six Months Ended June 30, 2007 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,389,000 beds in 47 states in the United States, the District of Columbia and Canada at June 30, 2007. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the United States. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Net sales	$1,549,157	$1,641,110	$3,126,222	$3,299,708

Net income	$49,241	$8,379	$92,228	$61,610

Earnings per share:
Basic	$0.41	$0.07	$0.77	$0.52

Diluted	$0.41	$0.07	$0.76	$0.50

EBITDA(a)	$149,456	$114,408	$287,864	$272,666

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(a)	$149,456	$114,408	$287,864	$272,666
(Subtract)/Add:
Interest expense, net of investment income	(39,616)	(40,020)	(79,743)	(80,633)
Income tax provision	(32,113)	(35,770)	(58,685)	(69,286)
Changes in assets and liabilities, net of effects from acquisition of businesses	(68,655)	(19,857)	(7,736)	(46,766)
Provision for doubtful accounts	29,899	18,066	58,803	35,160
Deferred tax provision	22,167	8,453	35,424	16,916

Net cash flows from operating activities	$61,138	$45,280	$235,927	$128,057

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

Three Months Ended June 30, 2007 vs. 2006

Total net sales for the three months ended June 30, 2007 decreased to $1,549.2 million from $1,641.1 million in the comparable prior-year period. Net income for the three months ended June 30, 2007 was $49.2 million versus $8.4 million earned in the comparable 2006 period. Diluted earnings per share for the three months ended June 30, 2007 were $0.41 versus $0.07 in the same prior-year period. EBITDA totaled $149.5 million for the three months ended June 30, 2007 as compared with $114.4 million for the same period of 2006.

The Company continues to be impacted by the unilateral reduction by UnitedHealth Group, Inc. and its Affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in rates that resulted from United’s action reduced sales and operating profit in the second quarter of 2007 by approximately $32.3 million (approximately $19.9 million aftertax). The unilateral reduction in reimbursement rates began in April 2006; the impact on the second quarter of 2006 was approximately $22 million (approximately $13.8 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Financial results for the second quarter of 2007 also reflect a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest, which was effective in the third quarter of 2006. Accordingly, the deconsolidation of these operations excluded net sales of approximately $28 million for the 2007 second quarter but had no impact on earnings.

Net sales for the quarter were unfavorably impacted by the United Part D contract, the deconsolidation of the pharmacy joint-venture operations, a lower number of beds served and the impact of generic drugs, partially offset by the favorable impact of drug price inflation, acquisitions and growth in hospice pharmacy and specialty pharmacy services and CRO Services revenues. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $395.0 million decreased $5.3 million for the three months ended June 30, 2007, from the same prior-year period amount of $400.3 million. Gross profit as a percentage of total net sales of 25.5% in the three months ended June 30, 2007, was higher than the 24.4% experienced during the comparable 2006 period. Gross profit was favorably impacted in the 2007 period largely as a result of the increased availability and utilization of higher margin generic drugs, drug purchasing improvements and the continued integration of prior-period acquisitions. Offsetting these factors was the gross profit impact of the aforementioned reduction in net sales, including the reduction in reimbursement under the United Part D contract and a lower number of beds served, as well as a special charge in the 2007 second quarter relating to the incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended June 30, 2007 of $257.9 million were higher than the comparable prior-year amount of $239.8 million by $18.1 million. Operating expenses as a percentage of net sales amounted to 16.6% in the second quarter of 2007, representing an increase from the 14.6% experienced in the comparable prior-year period. Operating expenses for the quarter ended June 30, 2007 were unfavorably impacted primarily by an $11.8 million increase in the provision for doubtful accounts and a $3.3 million increase in periodic pension costs. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior-period acquisitions, and productivity enhancements, including the restructuring program relating to the NeighborCare, Inc. (“NeighborCare”) acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A.

Investment income for the three months ended June 30, 2007 of $2.1 million was lower than the $3.0 million earned in the comparable prior-year period, primarily due to lower average invested cash balances versus the prior year.

Interest expense for the three months ended June 30, 2007 of $41.7 million is lower than the $43.1 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $200 million on the Term Loans in the latter half of 2006 and the first half of 2007, partially offset by increased interest rates for variable rate loans.

The effective income tax rate was 39.5% for the three months ended June 30, 2007, as compared to the second quarter of 2006 rate of 81.0%. The effective tax rates in 2007 and 2006 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (primarily litigation costs in 2006).

Special Items:

The three months ended June 30, 2007 included the following charges/(credits), which primarily impacted the Pharmacy Services segment, that management considers to be special items, and not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $6.3 million pretax ($3.8 million aftertax), $7.8 million of which related to the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth, partially offset by a ($1.6) million credit adjustment to the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements. In addressing and resolving these issues, the Company continues to experience increased costs and as a result, the three months ended June 30, 2007 included special charges of $4.9 million pretax (approximately $4.0 million and $0.9 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($3.0 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of June 30, 2007, no receivables for insurance recoveries have been recorded by the Company.

(iii) Operating income included a special litigation charge of $9.0 million pretax ($5.5 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The three months ended June 30, 2006 included the following charges, which primarily impacted the Pharmacy Services segment, that management considers to be special items, and not related to Omnicare’s ordinary course of business:

(i) Operating income included a special litigation charge of $19.3 million pretax ($18.6 million aftertax) to increase the previously established settlement reserve relating to previously disclosed inquiries by the federal government and certain states concerning the substitution of three generic pharmaceuticals by the Company. This special litigation charge represented the Company’s estimate of the additional settlement amounts and associated costs under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”). See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(ii) As previously disclosed, the Company recorded a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax), in its financial results for the quarter ended June 30, 2006. This special litigation charge related to the inquiry conducted by the Attorney General’s Office in Michigan in connection with certain billing issues under the Michigan Medicaid program, based on discussions between the Attorney General’s Office, the Company and its legal counsel. This special litigation charge represented the Company’s best estimate of the settlement amounts and associated costs under SFAS 5. See further discussion at the “Commitments and Contingencies” notes of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iii) Operating income included a special litigation charge of $1.5 million pretax ($1.0 million aftertax) for litigation-related professional expenses in connection with the Company’s lawsuit against United.

(iv) Operating income included restructuring and other related charges of approximately $11.9 million pretax ($7.5 million aftertax) in connection with the “Omnicare Full Potential” Plan, as well as the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” section of this MD&A.

Pharmacy Services Segment

	Three months ended June 30,

	2007	2006

Net sales	$1,498,918	$1,598,604

Operating income	$144,274	$107,225

Three Months Ended June 30, 2007 vs. 2006

Omnicare’s Pharmacy Services segment recorded sales of $1,498.9 million for the three months ended June 30, 2007, down from the 2006 amount of $1,598.6 million by $99.7 million, or 6.2%. At June 30, 2007, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,389,000 beds as compared with approximately 1,419,000 beds served at June 30, 2006. Pharmacy Services sales were unfavorably impacted by a lower number of beds served, the effects of the reduction in reimbursement under the United Part D contract, the increased availability and utilization of generic drugs, the aforementioned deconsolidation of the pharmacy joint-venture operations and the impact of a bed mix shift toward assisted living. Partially offsetting these factors were drug price inflation, the impact of acquisitions and year-over-year growth in hospice pharmacy and specialty pharmacy services. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $144.3 million in the second quarter of 2007, a $37.1 million increase as compared with the $107.2 million earned in the comparable period of 2006. As a percentage of the segment’s sales, operating income was 9.6% for the second quarter of 2007, compared with 6.7% in 2006. Operating income in 2007 was impacted favorably by the year-over-year impact of the aforementioned special items, increased availability and utilization of higher margin generic drugs, drug purchasing improvements, as well as the Company’s continued integration of prior-period acquisitions and productivity enhancements, including the restructuring program relating, in part, to the NeighborCare acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A. Partially offsetting these factors was the unfavorable impact of a lower number of beds served, the aforementioned increase in the provision for doubtful accounts and the aforementioned reduction in the reimbursement rates under the United Part D contract.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007 SNFs will receive a 3.3 percent market basket increase, which will increase Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, which were included in the proposed rule, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to calculate the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. While the fiscal year 2007 and 2008 SNF PPS rates do not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

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

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to allowance for doubtful accounts) for copays and rejected claims. As of June 30, 2007, copays outstanding from Part D Plans were approximately $29 million, of which approximately $20 million relates to 2006. Additionally, as of June 30, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug Benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS is requiring Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of rebates provided to long-term care pharmacies at a more detailed level. CMS has not yet issued final reporting requirements for 2008. The

Company is working with Plan sponsors with respect to the format, terms and conditions under which information would be provided.

CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. The Company is continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. In 2006, approximately 1% of the Company’s revenue was derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding program for 10 geographic areas beginning July 1, 2008 ( a delay from the previously-announced implementation date of April 1, 2008). Additional types of DMEPOS may be included in subsequent rounds of competitive bidding when the program is expanded in 2009. The Company has submitted bids for nine competitive bidding areas. Awards are expected to be announced in February 2008.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule to implement changes to the upper limit rules. Among other things, the final rule: establishes a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promotes transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establishes a uniform definition for AMP. Among other things, the final rule provides that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated rebates and other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). While final, CMS will accept comments on the AMP definition and outlier test portions of the rule for a period of 180 days. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for its prescription drugs. Until the new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on the Company’s business.

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

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing same. On June 6, 2007 the Court granted preliminary approval to an amended settlement agreement. Although the settlement agreement is yet subject to final approval of the court, the Company is evaluating the potential impact of the settlement in the context of certain of the contracts that it has with various payors and the actions that may be taken, if necessary, to offset or otherwise mitigate such impact. In addition, the government and private health insurance programs could discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals. There can be no assurance, however, that the First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First Databank’s price list, the parties entered into a similar settlement agreement, and the Court granted preliminary approval of the agreement on June 21, 2007.

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

CRO Services Segment

	Three months ended June 30,

	2007	2006

Revenues	$50,239	$42,506

Operating income	$2,904	$1,301

Three Months Ended June 30, 2007 vs. 2006

Omnicare’s CRO Services segment recorded revenues of $50.2 million for the three months ended June 30, 2007, which increased by $7.7 million, or 18.2% from the $42.5 million recorded in the same prior-year period. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), the Company included $8.2 million and $6.1 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the three months ended June 30, 2007 and 2006, respectively. Revenues for 2007 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2006 and in the first quarter of 2007, exceeding project terminations and cancellations.

Operating income in the CRO Services segment was $2.9 million in the second quarter of 2007 compared with $1.3 million in 2006, an increase of $1.6 million. As a percentage of the segment’s revenue, operating income was 5.8% in the second quarter of 2007 compared with 3.1% in the same period of 2006. This increase is primarily attributable to the year-over-year decline in pretax restructuring and other related charges of approximately $0.8 million, as well as the favorable impact of the increase in revenues discussed above. Backlog at June 30, 2007 was $315.5 million, representing an increase of $13.6 million from the December 31, 2006 backlog of $301.9 million, and an increase of $28.0 million from the June 30, 2006 backlog of $287.5 million.

Six Months Ended June 30, 2007 vs. 2006

Total net sales for the six months ended June 30, 2007 decreased to $3,126.2 million from $3,299.7 million in the comparable prior-year period. Net income for the six months ended June 30, 2007 was $92.2 million versus $61.6 million earned in the comparable 2006 period. Diluted earnings per share for the six months ended June 30, 2007 were $0.76 versus $0.50 in the same prior-year period. EBITDA totaled $287.9 million for the six months ended June 30, 2007 as compared with $272.7 million for the same period of 2006.

The Company continues to be impacted by the unilateral reduction by United in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in rates that resulted from United’s action reduced sales and operating profit in the first six months of 2007 by approximately $63 million (approximately $39 million aftertax). The unilateral reduction in reimbursement rates began in April 2006; the impact on the first half of 2006 was approximately $22 million (approximately $14 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Financial results for the first six months of 2007 also reflect a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest, which was effective in the third quarter of 2006. Accordingly, the deconsolidation of these operations excluded net sales of approximately $56 million for the first six months of 2007 but had no impact on earnings.

Net sales for the six months were unfavorably impacted by a lower number of beds served, the United Part D contract, the deconsolidation of the pharmacy joint-venture operations and the impact of generic drugs, partially offset by the favorable impact of drug price inflation, acquisitions and growth in hospice pharmacy and specialty pharmacy services and CRO Services revenues. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $776.8 million decreased $40.0 million for the six months ended June 30, 2007 from the same prior-year period amount of $816.8 million. Gross profit as a percentage of total net sales of 24.8% in the six months ended June 30, 2007, was consistent with the 24.8% experienced during the comparable 2006 period. Gross profit was favorably impacted in the 2007 period largely as a result of the increased availability and utilization of higher margin generic drugs, drug purchasing improvements, the continued integration of prior-period acquisitions and year-over-year growth in hospice pharmacy and specialty pharmacy services. Offsetting these factors was the gross profit impact of the aforementioned reduction in net sales, including the reduction in reimbursement under the United Part D contract and a lower number of beds served, as well as a special charge relating to the incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below.

Omnicare’s consolidated operating expenses for the six months ended June 30, 2007 of $512.4 million were higher than the comparable prior-year amount of $487.1 million by $25.3 million. Operating expenses as a percentage of net sales amounted to 16.4% in the first six months of 2007, representing an increase from the 14.8% experienced in the comparable prior-year period. Operating expenses for the six months ended June 30, 2007 were unfavorably impacted primarily by a $23.6 million increase in the provision for doubtful accounts and a $6.7 million increase in periodic pension costs. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior-period acquisitions, and productivity enhancements, including the restructuring program relating to the NeighborCare acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A.

Investment income for the six months ended June 30, 2007 of $4.0 million was slightly lower than the $4.8 million earned in the comparable prior-year period, primarily due to lower average invested cash balances versus the prior year.

Interest expense for the six months ended June 30, 2007 of $83.8 million is lower than the $85.5 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $200 million on the Term Loans in the latter half of 2006 and the first half of 2007, partially offset by increased interest rates for variable rate loans.

The effective income tax rate was 38.9% for the six months ended June 30, 2007, as compared to the rate of 52.9% for the same prior year period. The effective tax rates in 2007 and 2006 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (primarily litigation costs in 2006).

Special Items:

The six months ended June 30, 2007 included the following charges/(credits), which primarily impacted the Pharmacy Services segment, that management considers to be special items, and not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $15.4 million pretax ($9.5 million aftertax), $17.0 million of which related to the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth, partially offset by a ($1.6) million credit adjustment to the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at its Heartland repackaging facility, as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements. In addressing and resolving these issues, the Company continues to experience increased costs and as a result, the six months ended June 30, 2007 included special charges of $10.7 million pretax (approximately $8.3 million and $2.4 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($6.6 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of June 30, 2007, no receivables for insurance recoveries have been recorded by the Company.

(iii) Operating income included a special litigation charge of $15.9 million pretax ($9.8 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The six months ended June 30, 2006 included the following charges, which primarily impacted the Pharmacy Services segment, that management considers to be special items, and not related to Omnicare’s ordinary course of business:

(i) Operating income included a special litigation charge of $53.4 million pretax ($42.6 million aftertax) to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states concerning the substitution of three generic pharmaceuticals by the Company. This special litigation charge represented the Company’s estimate of the settlement amounts and associated costs under SFAS 5. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(ii) As previously disclosed, the Company recorded a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax), in its financial results for the six months ended June 30, 2006. This special litigation charge related to the inquiry conducted by the Attorney General’s Office in Michigan in connection with certain billing issues under the Michigan Medicaid program, based on discussions between the Attorney General’s Office, the Company and its legal counsel. This special litigation charge represented the Company’s best estimate of the settlement amounts and associated costs under SFAS 5. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iii) Operating income included a special litigation charge of $1.5 million pretax ($1.0 million aftertax) for litigation-related professional expenses in connection with the Company’s lawsuit against United.

(iv) Operating income included restructuring and other related charges of approximately $19.6 million pretax ($12.4 million aftertax) in connection with the “Omnicare Full Potential” Plan, as well as the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” section of this MD&A.

(v) Operating income included a special charge of approximately $6.1 million pretax ($3.9 million aftertax) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

Pharmacy Services Segment

	Six months ended June 30,

	2007	2006

Net sales	$3,028,561	$3,215,156

Operating income	$279,864	$257,731

Six Months Ended June 30, 2007 vs. 2006

Omnicare’s Pharmacy Services segment recorded sales of $3,028.6 million for the six months ended June 30, 2007, down from the 2006 amount of $3,215.2 million by $186.6 million, or 5.8%. At June 30, 2007, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,389,000 beds as compared with approximately 1,419,000 beds served at June 30, 2006. Pharmacy Services sales were unfavorably impacted by a lower number of beds served, the increased availability and utilization of generic drugs, the effects of the reduction in reimbursement under the United Part D contract, the aforementioned deconsolidation of the pharmacy joint-venture operations and the impact of a bed mix shift toward assisted living. Partially offsetting these factors were drug price inflation, the impact of acquisitions, and year-over-year growth in hospice pharmacy and specialty pharmacy services. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $279.9 million in the first six months of 2007, a $22.2 million increase as compared with the $257.7 million earned in the comparable period of 2006. As a percentage of the segment’s sales, operating income was 9.2% for the first six months of 2007, compared with 8.0% in 2006. Operating income in 2007 was impacted favorably by the year-over-year impact of the aforementioned special items, the increased availability and utilization of higher margin generic drugs, drug purchasing improvement, as well as the Company’s continued integration of prior-period acquisitions and productivity enhancements, including the restructuring program relating, in part, to the NeighborCare acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A. Partially offsetting these factors was a lower number of beds served, the unfavorable impact of the aforementioned reduction in the reimbursement rates under the United Part D contract and the aforementioned increase in the provision for doubtful accounts.

CRO Services Segment

	Six months ended June 30,

	2007	2006

Revenues	$97,661	$84,552

Operating income	$3,634	$2,464

Six Months Ended June 30, 2007 vs. 2006

Omnicare’s CRO Services segment recorded revenues of $97.7 million for the six months ended June 30, 2007, which increased by $13.1 million, or 15.5% from the $84.6 million recorded in the same prior-year period. In accordance with EITF Issue No. 01-14, the Company included $15.4 million and $12.3 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the six months ended June 30, 2007 and 2006, respectively. Revenues for 2007 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2006 and in the first quarter of 2007, exceeding project terminations and cancellations.

Operating income in the CRO Services segment was $3.6 million in the first six months of 2007 compared with $2.5 million in 2006, an increase of $1.1 million. As a percentage of the segment’s revenue, operating income was 3.7% in the first six months of 2007 compared with 2.9% in the same period of 2006. This increase is primarily attributable to the favorable impact of the aforementioned increase in revenues; offset in part by an increase in pretax restructuring and other related charges of approximately $0.8 million.

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

This program is expected to be completed over a 30-month period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $80 million over this 30-month period. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs, professional fees and other related costs. The Company recorded restructuring and other related charges for the “Omnicare Full Potential” Plan of approximately $17 million pretax (approximately $10.5 million aftertax) during the six months ended June 30, 2007 and approximately $17 million pretax (approximately $11 million aftertax) during the year ended December 31, 2006, (approximately $8 million pretax in the six months ended June 30, 2006). The remainder of the overall restructuring and other related charges will be recognized and disclosed over the remainder of 2007 and 2008 as various phases of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $40 million to $45 million over the 30-month period. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations. Approximately 860 of these positions have been eliminated as of June 30, 2007.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company recorded restructuring and other related charges of approximately $11 million pretax (approximately $7 million aftertax) in the six months ended June 30, 2006. The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006. The restructuring liabilities associated with the 2005 Program were evaluated by the Company during the quarter ended June 30, 2007. During this review, it was determined that certain liabilities are no longer expected to be utilized as part of the activities remaining under the 2005 Program. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded adjustments to reduce the employee severance and employee agreement buy-out liabilities by approximately $1.2 million and $0.4 million pretax, respectively, during the three and six months ended June 30, 2007.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2007 were $165.6 million compared with $141.8 million at December 31, 2006 (including restricted cash amounts of $14.4 million and $3.8 million, respectively).

The Company generated positive net cash flows from operating activities of $235.9 million during the six months ended June 30, 2007, compared with net cash flows from operating activities of $128.1 million during the six months ended June 30, 2006. Compared to the same prior-year period, cash flow from operating activities was largely impacted by the favorable year-over-year trend in accounts receivable and accounts payable on operating cash flows. Cash flow for the first six months of 2006 was favorably impacted by the return of a deposit of approximately $38.3 million from one of the Company’s drug wholesalers. Operating cash flows were used primarily for debt payments, acquisition-related payments, capital expenditures, dividend payments, and to increase the Company’s cash position as compared with December 31, 2006.

Net cash used in investing activities was $98.8 million and $74.9 million for the six months ended June 30, 2007 and 2006, respectively. Acquisitions of businesses required cash payments of $69.3 million (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) in 2007, which were primarily funded by operating cash flows. Acquisitions of businesses during the first six months of 2006 required $51.1 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) which were primarily funded by proceeds from the issuance of common stock and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash used in financing activities was $124.8 million for the six months ended June 30, 2007 as compared to cash provided by financing activities of $57.6 million for the comparable prior-year period. During the first six months of 2007, the Company paid down $100 million on the Company’s senior term A loan facility, maturing on July 28, 2010. Borrowings on the revolving credit facility totaled approximately $74 million during the first six months of 2007 and were completely repaid prior to the end of the period. In January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock at $59.72 per share, for gross cash proceeds of approximately $51 million.

At June 30, 2007, there were no outstanding borrowings under the $800 million revolving credit facility, and $500 million in borrowings were outstanding under the senior term A loan facility due 2010. As of June 30, 2007, the Company had approximately $22.6 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On May 25, 2007, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2007,

which is consistent with the dividends paid in 2006. Aggregate dividends of $5.5 million were paid during each of the six month periods ended June 30, 2007 and 2006.

There were no known material commitments and contingencies outstanding at June 30, 2007, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section of Omnicare’s 2006 Annual Report, and as updated for significant changes in the six months ended June 30, 2007 in the caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of June 30, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,869,519	$—	$47,019	$500,000	$2,322,500
Capital lease obligations(a)	10,496	4,971	3,128	1,899	498
Operating lease obligations	162,621	42,586	60,970	26,239	32,826
Purchase obligations(b)	55,685	55,685	—	—	—
Other current obligations(c)	294,769	294,769	—	—	—
Other long-term obligations(d)	367,075	—	148,694	24,243	194,138

Subtotal	3,760,165	398,011	259,811	552,381	2,549,962
Future interest relating to debt and capital lease obligations(e)	1,866,750	148,697	295,265	227,292	1,195,496

Total contractual cash obligations	$5,626,915	$546,708	$555,076	$779,673	$3,745,458

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

(d)

Other long-term obligations are largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities, the obligation associated with the interest rate Swap Agreement discussed below, as well as $17.9 million relating to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

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

As of June 30, 2007, the Company had approximately $22.6 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

As of June 30, 2007, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures. Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2006 Annual Report. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statements of income.

As of June 30, 2007, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable,” and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 91 days at June 30, 2007, which was higher than the December 31, 2006 DSO of approximately 86 days, partially as a result of the averaging method the Company uses in the calculation, considering that net accounts receivable at June 30, 2007 was $16.3 million lower than at December 31, 2006. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) for copays and rejected claims. As of June 30, 2007, copays outstanding from Part D Plans were approximately $29 million, of which approximately $20 million relates to 2006. Additionally, as of June 30, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Also impacting the overall DSO is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers. On July 16, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $85 million is owed to the Company by this group of customers as of June 30, 2007, of which approximately $72 million is past due based on applicable payment terms.

The allowance for doubtful accounts as of June 30, 2007 was $205.2 million, compared with $191.0 million at December 31, 2006. These allowances for doubtful accounts represented 12.0% and 11.2% of gross receivables (net of contractual allowances) as of June 30, 2007 and December 31, 2006, respectively. Unforeseen future developments could lead to changes in the Company’s bad debt expense levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of June 30, 2007 would result in an increase to the allowance for doubtful accounts, as well as bad debt expense, of approximately $17.1 million pretax.

The following table is an aging of the Company’s June 30, 2007 and December 31, 2006 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2007

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$453,343	$138,566	$591,909
Facility payors	553,564	290,494	844,058
Private Pay payors	137,619	115,528	253,147
CRO	22,091	—	22,091

Total gross accounts receivable (net of contractual allowance adjustments)	$1,166,617	$544,588	$1,711,205

	December 31, 2006

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$538,950	$95,910	$634,860
Facility payors	556,881	244,731	801,612
Private Pay payors	160,503	98,179	258,682
CRO	18,160	—	18,160

Total gross accounts receivable (net of contractual allowance adjustments)	$1,274,494	$438,820	$1,713,314

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at June 30, 2007 include $500.0 million outstanding under the variable-rate term A loan, due 2010, at an interest rate of 6.57% at June 30, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $5.0 million per year); $47.0 million borrowed on a variable-rate term loan, due 2010, at an interest rate of 6.47% at June 30, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.5 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 7.66% at June 30, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $17.2 million at June 30, 2007 is recorded as a noncurrent liability and a reduction to the book carrying value of the related 6.125% Senior Notes. At June 30, 2007, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	June 30, 2007		December 31, 2006

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$232,500	$250,000	$241,300
6.75% senior subordinated notes, due 2013	225,000	213,750	225,000	221,900
6.875% senior subordinated notes, due 2015	525,000	498,750	525,000	520,400
4.00% junior subordinated convertible debentures, due 2033	345,000	348,154	345,000	372,200
3.25% convertible senior debentures, due 2035	977,500	822,879	977,500	830,900

Embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. In addition, the 3.25% Convertible Debentures include an interest reset provision. The embedded derivatives are periodically valued by a third-party advisor, and at period end, the values of the derivatives embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.

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

(b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. In an order dated November 9, 2006, a motion by defendants’ to transfer venue to the United States District Court for the Northern District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. On December 13, 2006, the Company and defendants submitted a joint status report in the United States District Court for the Northern District of Illinois, and the Court held a status conference on December 18, 2006. Defendants renewed their motion to dismiss the Company’s antitrust claims on December 22, 2006. The Company’s opposition to the motion was filed with the court on January 22, 2007 and defendants’ reply papers were filed on January 29, 2007. The motion is now pending before the court. On March 7, 2007, the Court entered a Minute Order setting a discovery schedule for the litigation. Under the Order, fact discovery is to be completed by January 31, 2008, and expert discovery is to be completed by May 1, 2008. At the present time, both parties are engaged in fact discovery and related motion practice. The parties have engaged in extensive documentary discovery. The Court has scheduled a status conference for August 28, 2007 and on May 22, 2007 the Court entered a Minute Order setting a trial date of October 14, 2008.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group (see discussion of the UnitedHealth Group matter above), and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. Oral argument was held on defendants’ motion to dismiss on August 2, 2007 and the court reserved decision.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. On January 12, 2007, the defendants filed a motion to dismiss the consolidated action on the grounds that the dismissal of the substantially identical shareholder derivative action, Irwin v. Gemunder, et al., 2:06cv62, by the United States District Court for the Eastern District of Kentucky on November 20, 2006 should be given preclusive effect and thus bars re-litigation of the issues already decided in Irwin. Instead of opposing that motion, on March 16, 2007, the plaintiffs filed an amended consolidated complaint, which continues to name all of the directors as defendants and asserts the same claims, but attempts to bolster those claims by adding nearly all of the substantive allegations from the most recent complaint in the federal securities class action (see discussion of HOD Carriers above) and an amended complaint in Irwin that added the same factual allegations that were added to the consolidated amended complaint in the HOD Carriers action. On April 16, 2007, defendants filed a supplemental memorandum of law in further support of their pending motion to dismiss contending that the amended complaint should be dismissed on the same grounds previously articulated for dismissal, namely, the preclusive effect of the dismissal of the Irwin action. That motion has been fully briefed and oral argument has been scheduled for August 21, 2007.

The Company believes the above-described purported class and derivative actions are without merit and will be vigorously defended.

Although the Company cannot predict the ultimate outcome of the matters described in the preceding paragraphs, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007 SNFs will receive a 3.3 percent market basket increase, which will increase Medicare payments to SNFs by approximately $690 million in fiscal year

2008. The final rule also includes several policy and payment provisions, which were included in the proposed rule, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to calculate the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. While the fiscal year 2007 and 2008 SNF PPS rates do not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

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

Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to allowance for doubtful accounts) for copays and rejected claims. As of June 30, 2007, copays outstanding from Part D Plans were approximately $29 million, of which approximately $20 million relates to 2006. Additionally, as of June 30, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug Benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS is requiring Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of rebates provided to long-term care pharmacies at a more detailed level. CMS has not yet issued final reporting requirements for 2008. The Company is working with Plan sponsors with respect to the format, terms and conditions under which information would be provided.

CMS has indicated it will continue to issue guidance on the Part D program as it is implemented. We are continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. In 2006, approximately 1% of the Company’s revenue was derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding program for 10 geographic areas beginning July 1, 2008 (a delay from the previously-announced implementation date of April 1, 2008). Additional types of DMEPOS may be included in subsequent rounds of competitive bidding when the program is expanded in 2009. The Company has submitted bids for nine competitive bidding areas. Awards are expected to be announced in February 2008.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce the federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule to implement changes to the upper limit rules. Among other things, the final rule: establishes a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promotes transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establishes a uniform definition for AMP. Among other things, the final rule provides that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated rebates and other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). While final, CMS will accept comments on the AMP definition and outlier test portions of the rule for a period of 180 days. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. Until the new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business.

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

Further, in order to rein in healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products. There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Medicare Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect our business.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended June 30, 2007 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2007	0	$—	—	—
May 1 - 31, 2007	6	36.66	—	—
June 1 - 30, 2007	1	36.15	—	—

Total	7	$36.63	—	—

(a)

During the second quarter of 2007, the Company purchased 7 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Omnicare held its Annual Meeting of Stockholders on May 25, 2007.

(b)	The names of each director elected at this Annual Meeting, as well as the corresponding number of shares voted for, and withheld from, each nominee follows:

	Votes For	Votes Withheld

Edward L. Hutton	95,934,946	6,176,853
Joel F. Gemunder	95,868,210	6,243,589
John T. Crotty	90,108,186	12,003,613
Charles H. Erhart, Jr.	88,582,194	13,529,605
Sandra E. Laney	90,520,047	11,591,752
Andrea R. Lindell, Ph.D., RN	88,082,368	14,029,431
John H. Timoney	97,280,607	4,831,192
Amy Wallman	97,323,612	4,788,187

(c)

The Stockholders ratified the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants for the Company and its consolidated subsidiaries for the 2007 year. A total of 100,164,869 votes were cast in favor of the proposal; 567,892 votes were cast against it; 1,379,038 votes abstained; and there were no Broker non-votes.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.

Registrant

Date: August 9, 2007	By:	/s/ David W. Froesel, Jr.

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

E-1

EXHIBIT 12

Statement of Computation of Ratio of Earnings to Fixed Charges
Omnicare, Inc. and Subsidiary Companies
Unaudited
(in thousands, except ratio)

	Three months ended June 30,				Six months ended June 30,

	2007		2006		2007		2006

Income before income taxes	$81,354	(1)	$44,149	(1)	$150,913	(1)	$130,896	(1)
Add fixed charges:
Interest expense	39,682		41,082		79,693		81,514
Amortization of debt expense	2,036		1,987		4,073		3,967
Interest portion of rent expense	6,223		5,470		12,254		11,199

Adjusted income	$129,295		$92,688		$246,933		$227,576

Fixed charges:
Interest expense	$39,682		$41,082		$79,693		$81,514
Amortization of debt expense	2,036		1,987		4,073		3,967
Interest portion of rent expense	6,223		5,470		12,254		11,199

Fixed charges	$47,941		$48,539		$96,020		$96,680

Ratio of earnings to fixed charges(2)	2.7	x	1.9	x	2.6	x	2.4	x

(1)	Income before income taxes includes the following special pretax charges:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Restructuring and other related charges (a)	$6,250	$11,889	$15,424	$19,602
Litigation charges (b)	9,010	74,832	15,917	108,932
Heartland matters (b)	4,911	—	10,703	—

(a)	See the “Restructuring and Other Related Charges” note of the Notes to the Consolidated Financial Statements.

(b)	See the “Commitments and Contingencies” note of the Notes to the Consolidated Financial Statements.

(2)

The ratio of earnings to fixed charges has been computed by adding income before income taxes and fixed charges to derive adjusted income, and dividing adjusted income by fixed charges. Fixed charges consist of interest expense on debt (including the amortization of debt expense) and one-third (the proportion deemed representative of the interest portion) of rent expense.

E-2