Form 10-Q
period 2007-09-30
OMNICARE INC
filed 2007-10-31
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

COMMON STOCK OUTSTANDING

	Number of Shares	Date

Common Stock, $1 par value	121,716,586	September 30, 2007

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended, September 30,		Nine months ended, September 30,

	2007	2006	2007	2006

Net sales	$1,536,989	$1,593,866	$4,663,211	$4,893,574

Cost of sales	1,151,327	1,193,234	3,492,429	3,676,136
Heartland matters (Note 11)	3,320	22,769	11,631	22,769

Gross profit	382,342	377,863	1,159,151	1,194,669

Selling, general and administrative expenses	260,045	236,099	772,465	723,192
Restructuring and other related charges (Note 10)	4,957	5,119	20,381	24,721
Litigation charges (Note 11)	9,192	9,886	25,109	108,468
Heartland matters (Note 11)	328	2,216	2,720	2,216

Operating income	107,820	124,543	338,476	336,072

Investment income	2,369	3,407	6,392	8,255
Interest expense	(40,925)	(43,368)	(124,691)	(128,849)

Income before income taxes	69,264	84,582	220,177	215,478

Income tax provision	26,667	32,352	85,352	101,638

Net income	$42,597	$52,230	$134,825	$113,840

Earnings per share:
Basic	$0.36	$0.44	$1.13	$0.96

Diluted	$0.35	$0.43	$1.11	$0.93

Dividends per common share	$0.0225	$0.0225	$0.0675	$0.0675

Weighted average number of common shares outstanding:
Basic	119,466	118,667	119,312	118,376

Diluted	121,229	122,114	121,320	122,904

Comprehensive income	$47,334	$53,839	$142,540	$113,315

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except share data)

	(UNAUDITED) September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$257,022	$138,034
Restricted cash	13,276	3,777
Accounts receivable, less allowances of $219,306 (2006-$191,048)	1,464,372	1,522,266
Unbilled receivables, CRO	27,710	21,949
Inventories	425,928	449,671
Deferred income tax benefits	94,607	94,231
Other current assets	230,532	194,900

Total current assets	2,513,447	2,424,828

Properties and equipment, at cost less accumulated depreciation of $308,707 (2006-$286,157)	201,990	200,425
Goodwill	4,318,338	4,225,011
Identifiable intangible assets, less accumulated amortization of $106,343 (2006-$80,095)	315,049	319,588
Rabbi trust assets for settlement of pension obligations	111,556	83,184
Other noncurrent assets	146,385	145,435

Total noncurrent assets	5,093,318	4,973,643

Total assets	$7,606,765	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,836	$262,918
Accrued employee compensation	44,557	33,864
Deferred revenue, CRO	17,752	26,434
Current debt	3,619	5,371
Other current liabilities and income taxes payable	283,333	223,814

Total current liabilities	673,097	552,401

Long-term debt, notes and convertible debentures	2,812,215	2,955,120
Deferred income tax liabilities	437,288	384,989
Other noncurrent liabilities	371,026	342,510

Total noncurrent liabilities	3,620,529	3,682,619

Total liabilities	4,293,626	4,235,020

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 124,580,000 shares issued (2006-124,269,500 shares issued)	124,580	124,269
Paid-in capital	1,910,826	1,885,529
Retained earnings	1,421,345	1,300,550
Treasury stock, at cost-2,863,000 shares (2006-2,805,000 shares)	(91,185)	(86,755)
Accumulated other comprehensive income	(52,427)	(60,142)

Total stockholders’ equity	3,313,139	3,163,451

Total liabilities and stockholders’ equity	$7,606,765	$7,398,471

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Nine months ended September 30,

	2007	2006

Cash flows from operating activities:
Net income	$134,825	$113,840
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	41,374	42,820
Amortization	43,742	47,656
Provision for doubtful accounts	89,165	54,499
Deferred tax provision	50,493	21,377
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(22,576)	(275,742)
Inventories	28,635	23,989
Deposits with drug wholesalers	617	81,664
Other current and noncurrent assets	(68,391)	2,858
Accounts payable	54,149	(74,434)
Accrued employee compensation	10,693	11,128
Deferred revenue	(8,682)	(1,725)
Current and noncurrent liabilities and income taxes payable	77,195	164,817

Net cash flows from operating activities	431,239	212,747

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(105,979)	(71,446)
Capital expenditures	(33,104)	(22,900)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(10,423)	(10,836)
Other	(184)	93

Net cash flows used by investing activities	(149,690)	(105,089)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	78,000	133,000
Payments on line of credit facilities and term A loan	(228,000)	(233,000)
Payments on long-term borrowings and obligations	(4,673)	(4,701)
Fees paid for financing arrangements	—	(3,413)
Change in cash overdraft balance	2,664	12,982
Proceeds from stock offering, net of issuance costs	—	49,239
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(8,068)	(2,661)
Excess tax benefits from stock-based compensation	4,089	11,678
Dividends paid	(8,226)	(8,198)

Net cash flows used in financing activities	(164,214)	(45,074)

Effect of exchange rate changes on cash	1,653	1,288

Net increase in cash and cash equivalents	118,988	63,872
Cash and cash equivalents at beginning of period	138,034	215,421

Cash and cash equivalents at end of period	$257,022	$279,293

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

Concentration of Credit Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 42% of the Company’s revenues in the nine months ended September 30, 2007 were generated under the Part D program. The Company estimates that approximately 35% of these Part D revenues during the nine months ended September 30, 2007 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group and its Affiliates (“United”). Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

Under the Part D benefit, payment is determined in accordance with the agreements Omnicare has negotiated with the Part D Plans. The remainder of Omnicare’s billings are paid or reimbursed primarily by long-term care facilities (including revenues for residents funded under Medicare Part A) and other third party payors, including private insurers, state Medicaid programs, as well as individual residents.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) for copays and rejected claims. As of September 30, 2007, copays outstanding from Part D Plans were approximately $36 million, of which approximately $20 million relates to 2006. Additionally, as of September 30, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $83 million (excluding interest) is owed to the Company by this group of customers as of September 30, 2007, of which approximately $74 million is past due based on applicable payment terms. In comparison, at June 30, 2007, approximately $85 million (excluding interest) was owed to Omnicare by this group of customers, of which approximately $72 million was past due.

Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

Accumulated Other Comprehensive Income

The accumulated other comprehensive income (loss) balances at September 30, 2007 and December 31, 2006, net of aggregate applicable tax benefits of $35.9 million and $34.9 million, respectively, by component and in the aggregate, follow (in thousands):

	September 30, 2007	December 31, 2006

Cumulative foreign currency translation adjustments	$2,965	$1,705
Unrealized loss on fair value of investments	(286)	(1,423)
Unamortized prior service cost and loss for pension and long-term care plans	(55,106)	(60,424)

Total accumulated other comprehensive loss balances, net	$(52,427)	$(60,142)

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

Note 2 - Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses, as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time-to-time the Company may acquire other businesses, such as long-term care software companies, contract research organizations, pharmacy consulting companies, specialty pharmacy companies, medical supply and service companies, hospice pharmacy companies and companies providing distribution and patient assistance services for specialty pharmaceuticals, which complement the Company’s core business. During the first nine months of 2007, Omnicare completed 16 acquisitions of businesses and other assets in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required outlays of $142.8 million (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) in the nine months ended September 30, 2007, of which $106.0 million has been paid in cash and $36.8 million was accrued at period end. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. Omnicare engages independent valuation firms to assist with identification and valuation of other identifiable intangible assets in connection with the purchase price allocation of certain acquisitions. The Company also continues to evaluate the tax effects and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 3 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of December 31, 2006	$4,134,235	$90,776	$4,225,011
Goodwill acquired in the nine months ended September 30, 2007	69,197	—	69,197
Other	23,479	651	24,130

Balance as of September 30, 2007	$4,226,911	$91,427	$4,318,338

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

The decrease in the net carrying amount of the Company’s other identifiable intangible assets of approximately $4.5 million from December 31, 2006, primarily relates to amortization expense recorded during the period, partially offset by increases due primarily to customer relationship assets and non-compete agreements related primarily to recent acquisitions, with a weighted average life of approximately 11 years.

Note 4 - Debt

A summary of debt follows (in thousands):

	September 30, 2007	December 31, 2006

Revolving loans, due 2010	$—	$—
Term loan, due 2010	50,206	42,911
Senior term A loan, due 2010	450,000	600,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	9,453	14,127

Subtotal	2,832,159	2,979,538
Less interest rate swap agreement	(16,325)	(19,047)
Less current portion of debt	(3,619)	(5,371)

Total long-term debt, net	$2,812,215	$2,955,120

The Company’s debt instruments, including related terms and financial covenants, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2006 Annual Report.

At September 30, 2007, there was no outstanding balance under the Company’s $800 million revolving credit facility (“Revolving Loans”), maturing on July 28, 2010, and $450 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $150 million on the Term Loans during the nine months ended September 30, 2007. The interest rate on the Term Loans was 6.38% at September 30, 2007. As of September 30, 2007, the Company had approximately $22.4 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. The Company amortized to expense $2.0 million of deferred debt issuance costs during the three months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007 and 2006, the Company amortized to expense $6.1 million of deferred debt issuance costs.

At September 30, 2007, the overall weighted average interest rate on the Company’s variable interest portion of its long-term debt, excluding the interest rate swap agreement, was 6.42%. The estimated floating interest rate on the interest rate swap agreement was 7.42% at September 30, 2007.

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

Note 6 - Stock-Based Employee Compensation

At September 30, 2007, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Employee Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2006 Annual Report. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. As further described in Omnicare’s 2006 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three months ended, September 30,		Nine months ended, September 30,

	2007	2006	2007	2006

Stock awards	$4,989	$5,312	$14,426	$15,268
Stock options	1,040	442	3,082	3,770

Total stock-based compensation expense	$6,029	$5,754	$17,508	$19,038

The assumptions used to value stock options granted during the periods ended September 30, 2007 and 2006 are as follows:

	2007	2006

Expected volatility	33.1%	29.0%
Risk-free interest rate	4.5%	4.4%
Expected dividend yield	0.2%	0.2%
Expected term of options (in years)	4.6	4.7

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Weighted average fair value per option	$11.60	$15.04	$11.96	$17.09

A summary of stock option activity under the plans for the nine months ended September 30, 2007, is presented below (in thousands, except exercise price and term data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	7,663	$31.34
Options granted	92	36.28
Options exercised	(80)	23.83
Options forfeited	(298)	47.79

Options outstanding, end of period	7,377	$30.82	5.1	$50,416

Options exercisable, end of period	5,513	$25.89	4.0	$50,126

The total exercise date intrinsic value of options exercised during the nine months ended September 30, 2007 was approximately $1.3 million.

A summary of non-vested restricted stock awards for the nine months ended September 30, 2007 is presented below (in thousands, except grant price data):

	Shares	Weighted Average Grant Date Price

Non-vested shares, beginning of period	2,617	$34.56
Shares awarded	225	39.38
Shares vested	(597)	24.71
Shares forfeited	(48)	45.18

Non-vested shares, end of period	2,197	$37.49

As of September 30, 2007, there was approximately $77 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately 4.4 years. The total grant date fair value of shares vested during the nine months ended September 30, 2007 related to stock awards and stock options was approximately $15.8 million.

Note 7 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2006 Annual Report. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $2.1 million and $5.4 million for the three and nine months ended September 30, 2007, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2006, respectively.

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

The following table presents the components of pension cost for all pension plans for the three and nine months ended September 30, 2007 and 2006 (pretax, in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Service cost	$1,087	$561	$3,261	$1,683
Interest cost	2,051	1,043	6,153	3,129
Amortization of deferred amounts (primarily prior actuarial losses)	2,901	1,091	8,703	3,273
Return on assets	(47)	(44)	(141)	(132)

Net periodic pension cost	$5,992	$2,651	$17,976	$7,953

As of September 30, 2007, the aggregate defined benefit plans’ liabilities total approximately $151 million. During the first nine months of 2007, the Company made payments of $23.3 million related to funding the rabbi trusts for the settlement of the Company’s pension obligations, resulting in aggregate assets with a fair value of approximately $112 million at September 30, 2007. The Company currently anticipates making contributions of approximately $6 million during the remainder of the 2007 year.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Three months ended September 30,

2007:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$42,597	119,466	$0.36

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	70	275
Stock options, warrants and awards	—	1,488

Diluted EPS
Net income plus assumed conversions	$42,667	121,229	$0.35

2006:

Basic EPS
Net income	$52,230	118,667	$0.44

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	1,088
Stock options, warrants and awards	—	2,359

Diluted EPS
Net income plus assumed conversions	$52,302	122,114	$0.43

	Nine months ended September 30,

2007:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$134,825	119,312	$1.13

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	214	302
Stock options, warrants and awards	—	1,706

Diluted EPS
Net income plus assumed conversions	$135,039	121,320	$1.11

2006:

Basic EPS
Net income	$113,840	118,376	$0.96

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	217	1,827
Stock options, warrants and awards	—	2,701

Diluted EPS
Net income plus assumed conversions	$114,057	122,904	$0.93

During the three and nine months ended September 30, 2007 and 2006, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and stock awards excluded from the computation of diluted EPS for the quarters ended September 30, 2007 and 2006 totaled 4.3 million and 1.7 million, respectively, and for the nine months ended September 30, 2007 and 2006, totaled 3.7 million and 1.6 million, respectively.

Note 10 - Restructuring and Other Related Charges

Omnicare Full Potential Plan

In the second quarter of 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model, whereby certain key support and production functions will be transferred to regional

“hubs” specifically designed and managed to perform these tasks, with local “spoke” pharmacies focusing on time-sensitive services and customer-facing processes.

This program is expected to be completed over a 30-month period and is estimated to result in total pretax restructuring and other related charges of approximately $80 million. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $5 million and $22 million pretax during the three and nine months ended September 30, 2007, respectively, and approximately $17 million pretax during the year ended December 31, 2006 (approximately $4 million and $13 million pretax in the three and nine months ended September 30, 2006, respectively). The remainder of the overall restructuring and other related charges will be recognized and disclosed over the remainder of 2007 and beyond, as various phases of the project are finalized and implemented. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations. Approximately 1,140 of these positions have been eliminated as of September 30, 2007.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

Restructuring charges:	Balance at December 31, 2006	2007 Provision/ Accrual	Utilized during 2007	Balance at September 30, 2007

Employee severance	$2,690	$1,512	$(3,480)	$722
Employment agreement buy-outs	—	2,546	(932)	1,614
Lease terminations	74	3,330	(1,185)	2,219
Other assets, fees and facility exit costs	1,169	6,857	(6,525)	1,501

Total restructuring charges	$3,933	14,245	$(12,122)	$6,056

Other related charges		7,715

Total restructuring and other related charges		$21,960

As of September 30, 2007, the Company has made cumulative payments of approximately $8.2 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at September 30, 2007, represent amounts not yet paid relating to actions taken in connection with the program (primarily severance and employment agreement buy-out related payments, lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits;” and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

2005 Program

The Company previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare, Inc. acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). The Company recorded restructuring and other related charges of approximately $1 million and $12 million pretax in the three and nine months ended September 30, 2006, respectively. The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006. The restructuring liabilities associated with the 2005 Program were evaluated by the Company during the quarter ended June 30, 2007. During this review, it was determined that certain liabilities were no longer expected to be utilized as part of the activities remaining under the 2005 Program. In accordance with SFAS 146, the Company recorded adjustments in the second quarter of 2007 to reduce the employee severance and employee agreement buy-out liabilities by approximately $1.2 million and $0.4 million pretax, respectively.

The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations and other assets, professional fees and facility exit costs. Details of the remaining 2005 Program restructuring charge liabilities follow (pretax, in thousands):

Restructuring liabilities:	Balance at December 31, 2006	Adjustments during 2007	Utilized during 2007	Balance at September 30, 2007

Employee severance	$1,590	$(1,218)	$(64)	$308
Employment agreement buy-outs	211	(361)	150	—
Lease terminations	7,564	—	(1,935)	5,629
Other assets, fees and facility exit costs	945	—	(919)	26

Total restructuring liabilities	$10,310	$(1,579)	$(2,768)	$5,963

As of September 30, 2007, the Company has made cumulative payments of approximately $7.6 million of severance and other employee-related costs. The remaining liabilities at September 30, 2007 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

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

The federal government and certain states had been investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). On November 14, 2006, the Company entered into a civil settlement agreement, under which the Company paid the federal government and participating state governments $51 million to satisfy all of the federal and state civil claims and related plaintiff legal fees. The Company recorded a special litigation charge, for the settlement and related legal fees, of $57.5 million pretax, ($45.3 million aftertax) in its financial results for 2006, including $0.4 million and $53.8 million pretax in the three and nine months ended September 30, 2006, respectively, to establish a reserve relating to the aforementioned investigation. The settlement agreement also resulted in the dismissal, with prejudice, of a number of other allegations included in complaints filed by two qui tam relators. Another issue alleged by one of the qui tam relators remains under seal and was not resolved by the settlement. As part of the settlement agreement, on November 9, 2006, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 9, 2006. The Corporate Integrity Agreement requires that the Company maintain its compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding the development and implementation of therapeutic interchange programs and the general training of certain Company employees as to the requirements of the Company’s compliance program and the Corporate Integrity Agreement. The requirements of the Corporate Integrity Agreement have resulted in increased costs to maintain the Company’s compliance program and could result in greater scrutiny by federal regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning its investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 5, 2006, the Company entered into a voluntary settlement agreement and a two-year Corporate Integrity Agreement with the State of Michigan to resolve the Michigan Attorney General’s investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services. Under the terms of the settlement agreement, the Company paid the State of Michigan approximately $43 million, with an additional amount of approximately $6 million to be paid over the following three years. The Company also reached an agreement in principle with the State of Michigan to resolve claims relating to billing by Specialized Pharmacy Services for drugs provided to hospice patients for a settlement amount of approximately $3.5 million. On October 26, 2007 the Company entered into settlement agreements with the federal government and the State of Michigan to resolve these hospice claims. Under the terms of the October 26, 2007 settlement agreements, the Company will pay the federal government and the State of Michigan an aggregate amount of approximately $3.5 million. In connection with the settlements, the November 9, 2006 Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General was also amended to cover certain hospice billing matters. The settlement agreements do not include any finding of wrongdoing or any admission of liability.

The Company recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for the nine months ended September 30, 2006 based on the terms of the settlement agreements. The Corporate Integrity Agreement with the State of Michigan requires that the Company and Specialized Pharmacy Services maintain Specialized Pharmacy Services’ compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding compliance with Medicaid policies governing access to pharmacy facilities and records, unit dose billing agreements, consumption billing, hospice patient terminal illness prescriptions and prescriptions dispensed after a patient’s death. The requirements of the Corporate Integrity Agreement have resulted in increased costs to maintain Specialized Pharmacy Services’ compliance program and could result in greater scrutiny by Michigan regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth, and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. Oral argument was held on defendants’ motion to dismiss on August 2, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. On January 12, 2007, the defendants filed a motion to dismiss the consolidated action on the grounds that the dismissal of the substantially identical shareholder derivative action, Irwin v. Gemunder, et al., 2:06cv62, by the United States District Court for the Eastern District of Kentucky on November 20, 2006 should be given preclusive effect and thus bars re-litigation of the issues already decided in Irwin. Instead of opposing that motion, on March 16, 2007, the plaintiffs filed an amended consolidated complaint, which continues to name all of the directors as defendants and asserts the same claims, but attempts to bolster those claims by adding nearly all of the substantive allegations from the most recent complaint in the federal securities class action (see discussion of HOD Carriers above) and an amended complaint in Irwin that added the same factual allegations that were added to the consolidated amended complaint in the HOD Carriers action. On April 16, 2007, defendants filed a supplemental memorandum of law in further support of their pending motion to dismiss contending that the amended complaint should be dismissed on the same grounds previously articulated for dismissal, namely, the preclusive effect of the dismissal of the Irwin action. That motion has been fully briefed, oral argument was held on August 21, 2007, and the court reserved decision.

The Company believes the above-described purported class and derivative actions are without merit and will be vigorously defended.

The three and nine months ended September 30, 2007 included a $9.2 million pretax charge ($5.6 million after taxes) and a $25.1 million pretax charge ($15.4 million after taxes), respectively, reflected in the “Litigation charges” line of the Consolidated Statements of Income, for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues, and restore centralized repackaging to full capacity. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and as a result, the three months ended September 30, 2007 included special charges of approximately $3.6 million pretax ($3.3 million and $0.3 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($2.2 million after taxes) for costs associated with the quality control, product recall and fire damage issues at Heartland. The associated costs for the nine months ended September 30, 2007 totaled approximately $14.4 million pretax ($11.6 million and $2.7 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($8.8 million after taxes). Beginning in the third quarter, the year ended 2006 included special charges of approximately $33.7 million pretax ($27.7 million and $6.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($21.2 million after taxes) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax, as well as $14.8 million pretax for the incremental costs associated with the quality control, product recall and fire damage issues at Heartland. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of September 30, 2007, no receivables for insurance recoveries have been recorded by the Company. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

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

Note 12 - Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at September 30, 2007. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at September 30, 2007, including the United States.

The table below presents information about the segments as of and for the three and nine months ended September 30, 2007 and 2006, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended September 30,

2007:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$1,488,518	$48,471	$—	$1,536,989
Depreciation and amortization	(26,525)	(457)	(926)	(27,908)
Restructuring and other related charges	(4,389)	(141)	(427)	(4,957)
Litigation charges	(9,192)	—	—	(9,192)
Heartland matters	(3,648)	—	—	(3,648)
Operating income (expense)	129,655	3,682	(25,517)	107,820
Total assets	7,041,947	187,368	377,450	7,606,765
Capital expenditures	(13,201)	(520)	(458)	(14,179)

2006:

Net sales	$1,553,515	$40,351	$—	$1,593,866
Depreciation and amortization	(28,070)	(493)	(776)	(29,339)
Restructuring and other related charges	(4,336)	—	(783)	(5,119)
Litigation charges	(9,886)	—	—	(9,886)
Heartland matters	(24,985)	—	—	(24,985)
Operating income (expense)	140,894	1,371	(17,722)	124,543
Total assets	6,939,259	164,531	462,622	7,566,412
Capital expenditures	(7,541)	(236)	(558)	(8,335)

	Nine months ended September 30,

2007:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$4,517,079	$146,132	$—	$4,663,211
Depreciation and amortization	(81,032)	(1,411)	(2,673)	(85,116)
Restructuring and other related charges	(14,145)	(2,211)	(4,025)	(20,381)
Litigation charges	(25,109)	—	—	(25,109)
Heartland matters	(14,351)	—	—	(14,351)
Operating income (expense)	409,519	7,316	(78,359)	338,476
Total assets	7,041,947	187,368	377,450	7,606,765
Capital expenditures	(30,301)	(1,182)	(1,621)	(33,104)

2006:

Net sales	$4,768,671	$124,903	$—	$4,893,574
Depreciation and amortization	(86,712)	(1,473)	(2,291)	(90,476)
Restructuring and other related charges	(19,214)	(1,302)	(4,205)	(24,721)
Litigation charges	(108,468)	—	—	(108,468)
Heartland matters	(24,985)	—	—	(24,985)
Operating income (expense)	398,625	3,835	(66,388)	336,072
Total assets	6,939,259	164,531	462,622	7,566,412
Capital expenditures	(21,229)	(412)	(1,259)	(22,900)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare included in its reported CRO segment net sales amount, for the three and nine month periods ended September 30, 2007, reimbursable out-of-pockets totaling $7.9 million and $23.3 million, respectively, and $5.5 million and $17.8 million for the three and nine months ended September 30, 2006, respectively.

Note 13 - Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2007 and December 31, 2006 for the balance sheets, the three and nine months ended September 30, 2007 and 2006 for the statements of income and the statements of cash flows for the nine months ended September 30, 2007 and 2006. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income
(in thousands)

	Three months ended September 30,

2007:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$1,486,175	$50,814	$—	$1,536,989
Cost of sales	—	1,114,122	37,205	—	1,151,327
Heartland matters	—	3,320	—	—	3,320

Gross profit	—	368,733	13,609	—	382,342
Selling, general and administrative expenses	2,110	246,109	11,826	—	260,045
Restructuring and other related charges	—	4,957	—	—	4,957
Litigation charges	—	9,192	—	—	9,192
Heartland matters	—	328	—	—	328

Operating income (loss)	(2,110)	108,147	1,783	—	107,820
Investment income	1,196	1,173	—	—	2,369
Interest expense	(39,720)	(297)	(908)	—	(40,925)

Income (loss) before income taxes	(40,634)	109,023	875	—	69,264
Income tax (benefit) expense	(16,498)	42,785	380	—	26,667
Equity in net income of subsidiaries	66,733	—	—	(66,733)	—

Net income	$42,597	$66,238	$495	$(66,733)	$42,597

2006:

Net sales	$—	$1,536,041	$57,825	$—	$1,593,866
Cost of sales	—	1,150,357	42,877	—	1,193,234
Heartland matters	—	22,769	—	—	22,769

Gross profit	—	362,915	14,948	—	377,863
Selling, general and administrative expenses	2,285	223,791	10,023	—	236,099
Restructuring and other related charges	—	5,119	—	—	5,119
Litigation charges	—	9,886	—	—	9,886
Heartland matters	—	2,216	—	—	2,216

Operating income (loss)	(2,285)	121,903	4,925	—	124,543
Investment income	2,542	865	—	—	3,407
Interest expense	(42,490)	(177)	(701)	—	(43,368)

Income (loss) before income taxes	(42,233)	122,591	4,224	—	84,582
Income tax (benefit) expense	(16,154)	46,890	1,616	—	32,352
Equity in net income of subsidiaries	78,309	—	—	(78,309)	—

Net income	$52,230	$75,701	$2,608	$(78,309)	$52,230

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income
(in thousands)

	Nine months ended September 30,

2007:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$4,497,905	$165,306	$—	$4,663,211
Cost of sales	—	3,370,000	122,429	—	3,492,429
Heartland matters	—	11,631	—	—	11,631

Gross profit	—	1,116,274	42,877	—	1,159,151
Selling, general and administrative expenses	6,383	733,405	32,677	—	772,465
Restructuring and other related charges	—	19,471	910	—	20,381
Litigation charges	—	25,109	—	—	25,109
Heartland matters	—	2,720	—	—	2,720

Operating income (loss)	(6,383)	335,569	9,290	—	338,476
Investment income	2,531	3,861	—	—	6,392
Interest expense	(121,326)	(866)	(2,499)	—	(124,691)

Income (loss) before income taxes	(125,178)	338,564	6,791	—	220,177
Income tax (benefit) expense	(49,233)	131,914	2,671	—	85,352
Equity in net income of subsidiaries	210,770	—	—	(210,770)	—

Net income	$134,825	$206,650	$4,120	$(210,770)	$134,825

2006:

Net sales	$—	$4,652,525	$241,049	$—	$4,893,574
Cost of sales	—	3,493,339	182,797	—	3,676,136
Heartland matters	—	22,769	—	—	22,769

Gross profit	—	1,136,417	58,252	—	1,194,669
Selling, general and administrative expenses	6,544	680,527	36,121	—	723,192
Restructuring and other related charges	—	24,721	—	—	24,721
Litigation charges	—	108,468	—	—	108,468
Heartland matters	—	2,216	—	—	2,216

Operating income (loss)	(6,544)	320,485	22,131	—	336,072
Investment income	5,553	2,702	—	—	8,255
Interest expense	(125,600)	(1,331)	(1,918)	—	(128,849)

Income (loss) before income taxes	(126,591)	321,856	20,213	—	215,478
Income tax (benefit) expense	(47,105)	141,261	7,482	—	101,638
Equity in net income of subsidiaries	193,326	—	—	(193,326)	—

Net income	$113,840	$180,595	$12,731	$(193,326)	$113,840

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of September 30, 2007:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$158,992	$63,276	$34,754	$—	$257,022
Restricted cash	—	13,276	—	—	13,276
Accounts receivable, net (including intercompany)	—	1,437,957	30,637	(4,222)	1,464,372
Unbilled receivables, CRO	—	27,710	—	—	27,710
Inventories	—	412,815	13,113	—	425,928
Deferred income tax benefits (liabilities), net-current	(4,836)	99,548	(105)	—	94,607
Other current assets	1,685	219,661	9,186	—	230,532

Total current assets	155,841	2,274,243	87,585	(4,222)	2,513,447

Properties and equipment, net	—	190,592	11,398	—	201,990
Goodwill	—	4,215,683	102,655	—	4,318,338
Identifiable intangible assets, net	—	309,563	5,486	—	315,049
Other noncurrent assets	54,117	203,459	365	—	257,941
Investment in subsidiaries	6,003,046	—	—	(6,003,046)	—

Total assets	$6,213,004	$7,193,540	$207,489	$(6,007,268)	$7,606,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$58,837	$597,499	$20,983	$(4,222)	$673,097
Long-term debt, notes and convertible debentures	2,756,175	3,826	52,214	—	2,812,215
Deferred income tax liabilities (benefits), net-noncurrent	68,528	359,326	9,434	—	437,288
Other noncurrent liabilities	16,325	353,574	1,127	—	371,026
Stockholders’ equity	3,313,139	5,879,315	123,731	(6,003,046)	3,313,139

Total liabilities and stockholders’ equity	$6,213,004	$7,193,540	$207,489	$(6,007,268)	$7,606,765

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2006:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$43,494	$74,262	$20,278	$—	$138,034
Restricted cash	—	3,777	—	—	3,777
Accounts receivable, net (including intercompany)	—	1,481,994	45,370	(5,098)	1,522,266
Unbilled receivables, CRO	—	21,949	—	—	21,949
Inventories	—	435,669	14,002	—	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	95,255	71	—	94,231
Other current assets	2,516	188,954	3,430	—	194,900

Total current assets	44,915	2,301,860	83,151	(5,098)	2,424,828

Properties and equipment, net	—	187,594	12,831	—	200,425
Goodwill	—	4,129,247	95,764	—	4,225,011
Identifiable intangible assets, net	—	314,516	5,072	—	319,588
Other noncurrent assets	60,045	168,166	408	—	228,619
Investment in subsidiaries	6,062,799	—	—	(6,062,799)	—

Total assets	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$510,471	$15,905	$(5,098)	$552,401
Long-term debt, notes and convertible debentures	2,903,453	5,872	45,795	—	2,955,120
Deferred income tax liabilities (benefits), net-noncurrent	50,685	326,766	7,538	—	384,989
Other noncurrent liabilities	19,047	322,161	1,302	—	342,510
Stockholders’ equity	3,163,451	5,936,113	126,686	(6,062,799)	3,163,451

Total liabilities and stockholders’ equity	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Nine months ended September 30,

2007:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$87,294	$1,871	$89,165
Other	(22,321)	352,472	11,923	342,074

Net cash flows from operating activities	(22,321)	439,766	13,794	431,239

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(105,979)	—	(105,979)
Capital expenditures	—	(32,133)	(971)	(33,104)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(10,423)	—	(10,423)
Other	—	(184)	—	(184)

Net cash flows from investing activities	—	(148,719)	(971)	(149,690)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	78,000	—	—	78,000
Payments on line of credit facilities and term A loan	(228,000)	—	—	(228,000)
Payments on long-term borrowings and obligations	(4,673)	—	—	(4,673)
Change in cash overdraft balance	3,456	(792)	—	2,664
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(8,068)	—	—	(8,068)
Excess tax benefits from stock-based compensation	4,089	—		4,089
Dividends paid	(8,226)	—	—	(8,226)
Other	301,241	(301,241)	—	—

Net cash flows from financing activities	137,819	(302,033)	—	(164,214)

Effect of exchange rate changes on cash	—	—	1,653	1,653

Net increase (decrease) in cash and cash equivalents	115,498	(10,986)	14,476	118,988
Cash and cash equivalents at beginning of period	43,494	74,262	20,278	138,034

Cash and cash equivalents at end of period	$158,992	$63,276	$34,754	$257,022

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued)
(in thousands)

	Nine months ended September 30,

2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$54,059	$440	$54,499
Other	(129,099)	297,327	(9,980)	158,248

Net cash flows from operating activities	(129,099)	351,386	(9,540)	212,747

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(70,849)	(597)	(71,446)
Capital expenditures	—	(22,803)	(97)	(22,900)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(10,836)	—	(10,836)
Other	—	93	—	93

Net cash flows from investing activities	—	(104,395)	(694)	(105,089)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(233,000)	—	—	(233,000)
Payments on long-term borrowings and obligations	(4,701)	—	—	(4,701)
Fees paid for financing arrangements	(3,413)	—	—	(3,413)
Change in cash overdraft balance	1,280	11,702	—	12,982
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,661)	—	—	(2,661)
Excess tax benefits from stock-based compensation	11,678	—	—	11,678
Dividends paid	(8,198)	—	—	(8,198)
Other	268,583	(271,377)	2,794	—

Net cash flows from financing activities	211,807	(259,675)	2,794	(45,074)

Effect of exchange rate changes on cash	—	—	1,288	1,288

Net increase (decrease) in cash and cash equivalents	82,708	(12,684)	(6,152)	63,872
Cash and cash equivalents at beginning of period	143,227	38,999	33,195	215,421

Cash and cash equivalents at end of period	$225,935	$26,315	$27,043	$279,293

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of September 30, 2007 and December 31, 2006 for the balance sheets, the three and nine months ended September 30, 2007 and 2006 for the statements of income and the statements of cash flows for the nine months ended September 30, 2007 and 2006. Separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income
(in thousands)

	Three months ended September 30,

2007:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$1,536,989	$—	$1,536,989
Cost of sales	—	—	1,151,327	—	1,151,327
Heartland matters	—	—	3,320	—	3,320

Gross profit	—	—	382,342	—	382,342
Selling, general and administrative expenses	2,110	266	257,669	—	260,045
Restructuring and other related charges	—	—	4,957	—	4,957
Litigation charges	—	—	9,192	—	9,192
Heartland matters	—	—	328	—	328

Operating income (loss)	(2,110)	(266)	110,196	—	107,820
Investment income	1,196	—	1,173	—	2,369
Interest expense	(39,720)	—	(1,205)	—	(40,925)

Income (loss) before income taxes	(40,634)	(266)	110,164	—	69,264
Income tax (benefit) expense	(16,498)	(108)	43,273	—	26,667
Equity in net income of subsidiaries	66,733	—	—	(66,733)	—

Net income (loss)	$42,597	$(158)	$66,891	$(66,733)	$42,597

2006:

Net sales	$—	$—	$1,593,866	$—	$1,593,866
Cost of sales	—	—	1,193,234	—	1,193,234
Heartland matters	—	—	22,769	—	22,769

Gross profit	—	—	377,863	—	377,863
Selling, general and administrative expenses	2,285	237	233,577		236,099
Restructuring and other related charges	—	—	5,119	—	5,119
Litigation charges	—	—	9,886	—	9,886
Heartland matters	—	—	2,216	—	2,216

Operating income (loss)	(2,285)	(237)	127,065	—	124,543
Investment income	2,542	—	865	—	3,407
Interest expense	(42,490)	—	(878)	—	(43,368)

Income (loss) before income taxes	(42,233)	(237)	127,052	—	84,582
Income tax (benefit) expense	(16,154)	(91)	48,597	—	32,352
Equity in net income of subsidiaries	78,309	—	—	(78,309)	—

Net income (loss)	$52,230	$(146)	$78,455	$(78,309)	$52,230

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income
(in thousands)

	Nine months ended September 30,

2007:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$4,663,211	$—	$4,663,211
Cost of sales	—	—	3,492,429	—	3,492,429
Heartland matters	—	—	11,631	—	11,631

Gross profit	—	—	1,159,151	—	1,159,151
Selling, general and administrative expenses	6,383	807	765,275	—	772,465
Restructuring and other related charges	—	—	20,381	—	20,381
Litigation charges	—	—	25,109	—	25,109
Heartland matters	—	—	2,720	—	2,720

Operating income (loss)	(6,383)	(807)	345,666	—	338,476
Investment income	2,531	—	3,861	—	6,392
Interest expense	(121,326)	—	(3,365)	—	(124,691)

Income (loss) before income taxes	(125,178)	(807)	346,162	—	220,177
Income tax (benefit) expense	(49,233)	(317)	134,902	—	85,352
Equity in net income of subsidiaries	210,770	—	—	(210,770)	—

Net income (loss)	$134,825	$(490)	$211,260	$(210,770)	$134,825

2006:

Net sales	$—	$—	$4,893,574	$—	$4,893,574
Cost of sales	—	—	3,676,136	—	3,676,136
Heartland matters	—	—	22,769	—	22,769

Gross profit	—	—	1,194,669	—	1,194,669
Selling, general and administrative expenses	6,544	763	715,885	—	723,192
Restructuring and other related charges	—	—	24,721	—	24,721
Litigation charges	—	—	108,468	—	108,468
Heartland matters	—	—	2,216	—	2,216

Operating income (loss)	(6,544)	(763)	343,379	—	336,072
Investment income	5,553	—	2,702	—	8,255
Interest expense	(125,600)	—	(3,249)	—	(128,849)

Income (loss) before income taxes	(126,591)	(763)	342,832	—	215,478
Income tax (benefit) expense	(47,105)	(284)	149,027	—	101,638
Equity in net income of subsidiaries	193,326	—	—	(193,326)	—

Net income (loss)	$113,840	$(479)	$193,805	$(193,326)	$113,840

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of September 30, 2007:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$158,992	$—	$98,030	$—	$257,022
Restricted cash	—	—	13,276	—	13,276
Accounts receivable, net (including intercompany)	—	22	1,464,372	(22)	1,464,372
Unbilled receivables, CRO	—	—	27,710	—	27,710
Inventories	—	—	425,928	—	425,928
Deferred income tax benefits (liabilities), net-current	(4,836)	—	99,443	—	94,607
Other current assets	1,685	—	228,847	—	230,532

Total current assets	155,841	22	2,357,606	(22)	2,513,447

Properties and equipment, net	—	30	201,960	—	201,990
Goodwill	—	—	4,318,338	—	4,318,338
Identifiable intangible assets, net	—	—	315,049	—	315,049
Other noncurrent assets	54,117	19	203,805	—	257,941
Investment in subsidiaries	6,003,046	—	—	(6,003,046)	—

Total assets	$6,213,004	$71	$7,396,758	$(6,003,068)	$7,606,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$58,837	$—	$614,282	$(22)	$673,097
Long-term debt, notes and convertible debentures	2,756,175	—	56,040	—	2,812,215
Deferred income tax liabilities (benefits), net-noncurrent	68,528	—	368,760	—	437,288
Other noncurrent liabilities	16,325	—	354,701	—	371,026
Stockholders’ equity	3,313,139	71	6,002,975	(6,003,046)	3,313,139

Total liabilities and stockholders’ equity	$6,213,004	$71	$7,396,758	$(6,003,068)	$7,606,765

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2006:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$43,494	$—	$94,540	$—	$138,034
Restricted cash	—	—	3,777	—	3,777
Accounts receivable, net (including intercompany)	—	—	1,522,283	(17)	1,522,266
Unbilled receivables, CRO	—	—	21,949	—	21,949
Inventories	—	—	449,671	—	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	—	95,326	—	94,231
Other current assets	2,516	—	192,384	—	194,900

Total current assets	44,915	—	2,379,930	(17)	2,424,828

Properties and equipment, net	—	31	200,394	—	200,425
Goodwill	—	—	4,225,011	—	4,225,011
Identifiable intangible assets, net	—	—	319,588	—	319,588
Other noncurrent assets	60,045	19	168,555	—	228,619
Investment in subsidiaries	6,062,799	—	—	(6,062,799)	—

Total assets	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$17	$521,278	$(17)	$552,401
Long-term debt, notes and convertible debentures	2,903,453	—	51,667	—	2,955,120
Deferred income tax liabilities (benefits), net-noncurrent	50,685	—	334,304	—	384,989
Other noncurrent liabilities	19,047	—	323,463	—	342,510
Stockholders’ equity	3,163,451	33	6,062,766	(6,062,799)	3,163,451

Total liabilities and stockholders’ equity	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Nine months ended September 30,

2007:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$89,165	$89,165
Other	(22,321)	—	364,395	342,074

Net cash flows from operating activities	(22,321)	—	453,560	431,239

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(105,979)	(105,979)
Capital expenditures	—	—	(33,104)	(33,104)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(10,423)	(10,423)
Other	—	—	(184)	(184)

Net cash flows from investing activities	—	—	(149,690)	(149,690)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	78,000	—	—	78,000
Payments on line of credit facilities and term A loan	(228,000)	—	—	(228,000)
Payments on long-term borrowings and obligations	(4,673)	—	—	(4,673)
Change in cash overdraft balance	3,456	—	(792)	2,664
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(8,068)	—	—	(8,068)
Excess tax benefits from stock-based compensation	4,089	—	—	4,089
Dividends paid	(8,226)	—	—	(8,226)
Other	301,241	—	(301,241)	—

Net cash flows from financing activities	137,819	—	(302,033)	(164,214)

Effect of exchange rate changes on cash	—	—	1,653	1,653

Net increase in cash and cash equivalents	115,498	—	3,490	118,988
Cash and cash equivalents at beginning of period	43,494	—	94,540	138,034

Cash and cash equivalents at end of period	$158,992	$—	$98,030	$257,022

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued)
(in thousands)

	Nine months ended September 30,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Provision for doubtful accounts	$—	$—	$54,499	$54,499
Other	(129,099)	—	287,347	158,248

Net cash flows from operating activities	(129,099)	—	341,846	212,747

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(71,446)	(71,446)
Capital expenditures	—	—	(22,900)	(22,900)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(10,836)	(10,836)
Other	—	—	93	93

Net cash flows from investing activities	—	—	(105,089)	(105,089)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	133,000	—	—	133,000
Payments on line of credit facilities and term A loan	(233,000)	—	—	(233,000)
Payments on long-term borrowings and obligations	(4,701)	—	—	(4,701)
Fees paid for financing arrangements	(3,413)	—	—	(3,413)
Change in cash overdraft balance	1,280	—	11,702	12,982
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,661)	—	—	(2,661)
Excess tax benefits from stock-based compensation	11,678	—	—	11,678
Dividends paid	(8,198)	—	—	(8,198)
Other	268,583	—	(268,583)	—

Net cash flows from financing activities	211,807	—	(256,881)	(45,074)

Effect of exchange rate changes on cash	—	—	1,288	1,288

Net increase (decrease) in cash and cash equivalents	82,708	—	(18,836)	63,872
Cash and cash equivalents at beginning of period	143,227	—	72,194	215,421

Cash and cash equivalents at end of period	$225,935	$—	$53,358	$279,293

ITEM 2	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

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

Overview of Three and Nine Months Ended September 30, 2007 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,396,000 beds in 47 states in the United States, the District of Columbia and Canada at September 30, 2007. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the United States. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Net sales	$1,536,989	$1,593,866	$4,663,211	$4,893,574

Net income	$42,597	$52,230	$134,825	$113,840

Earnings per share:
Basic	$0.36	$0.44	$1.13	$0.96

Diluted	$0.35	$0.43	$1.11	$0.93

EBITDA(a)	$135,728	$153,882	$423,592	$426,548

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(a)	$135,728	$153,882	$423,592	$426,548
(Subtract)/Add:
Interest expense, net of investment income	(38,556)	(39,961)	(118,299)	(120,594)
Income tax provision	(26,667)	(32,352)	(85,352)	(101,638)
Changes in assets and liabilities, net of effects from acquisition of businesses	79,376	(20,679)	71,640	(67,445)
Provision for doubtful accounts	30,362	19,339	89,165	54,499
Deferred tax provision	15,069	4,461	50,493	21,377

Net cash flows from operating activities	$195,312	$84,690	$431,239	$212,747

(a) “EBITDA” represents earnings before interest (net of investment income), income taxes, depreciation and amortization. The Company uses EBITDA primarily as a financial measure, and believes that certain investors find EBITDA to be a useful tool for measuring a company’s ability to service its debt. However, EBITDA does not represent net cash flows from operating activities, as defined by U.S. GAAP, and should not be considered as a substitute for operating cash flows as a measure of liquidity. The Company’s calculation of EBITDA may differ from the calculation of EBITDA by others.

Three Months Ended September 30, 2007 vs. 2006

Total net sales for the three months ended September 30, 2007 decreased to $1,537.0 million from $1,593.9 million in the comparable prior-year period. Net income for the three months ended September 30, 2007 was $42.6 million versus $52.2 million earned in the comparable 2006 period. Diluted earnings per share for the three months ended September 30, 2007 were $0.35 versus $0.43 in the same prior-year period. EBITDA totaled $135.7 million for the three months ended September 30, 2007 as compared with $153.9 million for the same period of 2006.

The Company continues to be impacted by the unilateral reduction by UnitedHealth Group, Inc. and its Affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in rates that resulted from United’s action reduced sales and operating profit in the third quarter of 2007 by approximately $33.0 million (approximately $20.0 million aftertax). The unilateral reduction in reimbursement rates began in April 2006; the impact on the third quarter of 2006 was approximately $24.5 million (approximately $15.1 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Net sales for the quarter were unfavorably impacted by a lower number of beds served, combined with a year-over-year shift in mix towards assisted living, the increased availability and utilization of generic drugs and the aforementioned impact of the reduction in reimbursement under the United Part D contract, partially offset by the favorable impact of drug price inflation, acquisitions and year-over-year growth in hospice pharmacy and specialty pharmacy services and CRO Services revenues. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $382.3 million increased $4.4 million for the three months ended September 30, 2007, from the same prior-year period amount of $377.9 million. Gross profit as a percentage of total net sales of 24.9% in the three months ended September 30, 2007, was higher than the 23.7% experienced during the comparable 2006 period. Gross profit was favorably impacted in the 2007 period largely as a result of lower incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below, the increased availability and utilization of higher margin generic drugs, drug purchasing improvements and the continued integration of prior-period acquisitions. Offsetting these factors was the gross profit impact of the aforementioned reduction in net sales, including the lower number of beds served and the reduction in reimbursement under the United Part D contract, as well as an increase in direct payroll costs.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended September 30, 2007 of $260.0 million were higher than the comparable prior-year amount of $236.1 million by $23.9 million. Operating expenses as a percentage of net sales amounted to 16.9% in the third quarter of 2007, representing an increase from the 14.8% experienced in the comparable prior-year period. Operating expenses for the quarter ended September 30, 2007 were unfavorably impacted primarily by an $11.0 million increase in the provision for doubtful accounts, a $3.3 million increase in periodic pension costs, and increased operating legal costs. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior-period acquisitions, and productivity enhancements, including implementation of the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A.

Investment income for the three months ended September 30, 2007 of $2.4 million was lower than the $3.4 million earned in the comparable prior-year period, primarily due to lower average invested balances versus the prior year.

Interest expense for the three months ended September 30, 2007 of $40.9 million is lower than the $43.4 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $250 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”) in the latter half of 2006 and the first nine months of 2007, partially offset by increased interest rates for variable rate loans.

The effective income tax rate was 38.5% for the three months ended September 30, 2007, as compared to the third quarter of 2006 rate of 38.2%. The effective tax rates in 2007 and 2006 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses.

Special Items:

The three months ended September 30, 2007 included the following charges, which primarily impacted the Pharmacy Services segment, and that management considers to be special items as they are not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $5.0 million pretax ($3.0 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements. In addressing and resolving these issues, the Company continues to experience increased costs and as a result, the three months ended September 30, 2007 included special charges of $3.6 million pretax (approximately $3.3 million and $0.3 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($2.2 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of September 30, 2007, no receivables for insurance recoveries have been recorded by the Company.

(iii) Operating income included a special litigation charge of $9.2 million pretax ($5.6 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The three months ended September 30, 2006 included the following charges, which primarily impacted the Pharmacy Services segment, and that management considers to be special items as they are not related to Omnicare’s ordinary course of business:

(i) Operating income included a special litigation charge of $9.9 million pretax ($6.1 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United and the investigation by the federal government and certain states relating to drug substitutions. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(ii) Operating income included restructuring and other related charges of approximately $5.1 million pretax ($3.2 million aftertax) in connection with the “Omnicare Full Potential” Plan, as well as the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and “Restructuring and Other Related Charges” section of this MD&A.

(iii) Operating income included a special charge of $25.0 million pretax, including $22.8 million and $2.2 million recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively, ($15.4 million aftertax) related to the quality control, product recall and fire issues at Heartland. See further discussion at the “Commitments and Contingencies” note to the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Three months ended Sepember 30,

	2007	2006

Net sales	$1,488,518	$1,553,515

Operating income	$129,655	$140,894

Three Months Ended September 30, 2007 vs. 2006

Omnicare’s Pharmacy Services segment recorded sales of $1,488.5 million for the three months ended September 30, 2007, down from the 2006 amount of $1,553.5 million by $65.0 million, or 4.2%. At September 30, 2007, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,396,000 beds as compared with approximately 1,409,000 beds served at September 30, 2006. Pharmacy Services sales were unfavorably impacted by a lower number of beds served, the increased availability and utilization of generic drugs, the effects of the reduction in reimbursement under the United Part D contract and the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities. Partially offsetting these factors were drug price inflation, the impact of acquisitions and year-over-year growth in hospice pharmacy and specialty pharmacy services. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $129.7 million in the third quarter of 2007, an $11.2 million decrease as compared with the $140.9 million earned in the comparable period of 2006. As a percentage of the segment’s sales, operating income was 8.7% for the third quarter of 2007, compared with 9.1% in 2006. Operating income in 2007 was impacted favorably by the year-over-year impact of the aforementioned special items, the increased availability and utilization of higher margin generic drugs, drug purchasing improvements, as well as the Company’s continued integration of prior-period acquisitions and productivity enhancements, including the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A. More than offsetting these factors was the unfavorable impact of a lower number of beds served, the aforementioned reduction in the reimbursement rates under the United Part D contract, the previously discussed increase in the provision for doubtful accounts and a modest increase in total labor costs from the prior-year quarter which were not fully leveraged due to the decrease in sales from the prior-year quarter.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007, SNFs receive a 3.3 percent market basket increase, which increases Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to the calculation of the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. While the fiscal year 2007 and 2008 SNF PPS rates do not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $5.3 billion in fiscal year 2008 and $75.8 billion over 5 years. Among other things, the budget would provide no annual update for SNFs in 2008 and a -0.65 percent adjustment to the update annually thereafter. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The budget proposal also would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. In addition, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in FY 2008 SNF PPS rates at FY 2007 levels. Note that while the version of the bill that ultimately passed Congress did not include these Medicare provisions, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

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

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable

(net of allowances for contractual adjustments, and prior to allowance for doubtful accounts) for copays and rejected claims. As of September 30, 2007, copays outstanding from Part D Plans were approximately $36 million, of which approximately $20 million relates to 2006. Additionally, as of September 30, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug Benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS is requiring Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of rebates provided to long-term care pharmacies at a more detailed level. CMS has not yet issued final reporting requirements for 2008. The Company has agreed with various Plan sponsors and their agents with respect to the format, terms and conditions for providing such information and the Company intends to continue to work with other sponsors with respect to providing such information.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. In 2006, approximately 1% of the Company’s revenue was derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding program for 10 geographic areas beginning July 1, 2008 (a delay from the previously-announced implementation date of April 1, 2008). Additional types of DMEPOS may be included in subsequent rounds of competitive bidding when the program is expanded in 2009. The Company has submitted bids for nine competitive bidding areas. Awards are expected to be announced in February 2008.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule to implement changes to the upper limit rules. Among other things, the final rule: establishes a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promotes transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establishes a uniform definition for AMP. Additionally, the final rule provides that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated rebates and other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). While final, CMS will accept comments on the AMP definition and outlier test portions of the rule for a period of 180 days. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for its prescription drugs. Until the new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on the Company’s business.

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

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent (now in regulations) to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements. Second, on January 18, 2007, CMS published a proposed rule designated to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency FY 2007 spending bill, H.R. 2206.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing same. On June 6, 2007 the Court granted preliminary approval to an amended settlement agreement. Although the settlement agreement is yet subject to final approval of the court, the Company is evaluating the potential impact of the settlement in the context of certain of the contracts that it has with various payors and the actions that may be taken, if necessary, to offset or otherwise mitigate such impact. In addition, the government and private health insurance programs could discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals. There can be no assurance, however, that the First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First Databank’s price list, the parties entered into a similar settlement agreement, and the Court granted preliminary approval of the agreement on June 21, 2007, and granted amended preliminary approval of the agreement on August 21, 2007.

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

In order to fund this growing demand, the Company anticipates that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While it cannot, at this time, predict the ultimate effect of the Medicare Part D drug benefit or any further initiatives on Omnicare’s business, management believes that the Company’s expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today’s healthcare environment. Further, while volatility can occur from time to time in the contract research business owing to factors such as the success or failure of its clients’ compounds, the timing or budgetary constraints of its clients, or consolidation within our client base, new drug discovery remains an important priority of drug manufacturers. Drug manufacturers, in order to optimize their research and development efforts, will continue to turn to contract research organizations to assist them in accelerating drug research development and commercialization.

CRO Services Segment

	Three months ended September 30,

	2007	2006

Revenues	$48,471	$40,351

Operating income	$3,682	$1,371

Three Months Ended September 30, 2007 vs. 2006

Omnicare’s CRO Services segment recorded revenues of $48.5 million for the three months ended September 30, 2007, which increased by $8.1 million, or 20.0% from the $40.4 million recorded in the same prior-year period. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), the Company included $7.9 million and $5.5 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the three months ended September 30, 2007 and 2006, respectively. Revenues for 2007 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2006 and in the first half of 2007, exceeding project terminations and cancellations.

Operating income in the CRO Services segment was $3.7 million in the third quarter of 2007 compared with $1.4 million in 2006, an increase of $2.3 million. As a percentage of the segment’s revenue, operating income was 7.6% in the third quarter of 2007 compared with 3.4% in the same period of 2006. This increase is primarily attributable to the favorable impact of the increase in revenues discussed above. Backlog at September 30, 2007 was $311.5 million, representing an increase of $9.6 million from the December 31, 2006 backlog of $301.9 million, and an increase of $23.0 million from the September 30, 2006 backlog of $288.5 million.

Nine Months Ended September 30, 2007 vs. 2006

Total net sales for the nine months ended September 30, 2007 decreased to $4,663.2 million from $4,893.6 million in the comparable prior-year period. Net income for the nine months ended September 30, 2007 was $134.8 million versus $113.8 million earned in the comparable 2006 period. Diluted earnings per share for the nine months ended September 30, 2007 were $1.11 versus $0.93 in the same prior-year period. EBITDA totaled $423.6 million for the nine months ended September 30, 2007 as compared with $426.5 million for the same period of 2006.

The Company continues to be impacted by the unilateral reduction by United in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in rates that resulted from United’s action reduced sales and operating profit in the first nine months of 2007 by approximately $96 million (approximately $59 million aftertax). The unilateral reduction in reimbursement rates began in April 2006; the impact on the first nine months of 2006 was approximately $46 million (approximately $29 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Financial results for the first nine months of 2007 also reflect a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest, which was effective in the third quarter of 2006. Accordingly, the deconsolidation of these operations excluded net sales of approximately $84 million and $22 million for the first nine months of 2007 and 2006, respectively, but had no impact on earnings.

Net sales for the nine months were unfavorably impacted by a lower number of beds served, the increased availability and utilization of generic drugs, the deconsolidation of the pharmacy joint-venture operations, the impact of the reduction in reimbursement under the United Part D contract and a shift in mix towards assisted living, partially offset by the favorable impact of drug price inflation, acquisitions and growth in hospice pharmacy and specialty pharmacy services and CRO Services revenues. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $1,159.2 million decreased $35.5 million for the nine months ended September 30, 2007 from the same prior-year period amount of $1,194.7 million. Gross profit as a percentage of total net sales of 24.9% in the nine months ended September 30, 2007 increased from the 24.4% experienced during the comparable 2006 period.

Gross profit was favorably impacted in the 2007 period largely as a result of the increased availability and utilization of higher margin generic drugs, lower incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below, the continued integration of prior-period acquisitions, drug purchasing improvements, and year-over-year growth in hospice pharmacy and specialty pharmacy services. Offsetting these factors was the unfavorable gross profit impact of the aforementioned reduction in net sales, including the reduction in reimbursement under the United Part D contract and a lower number of beds served.

Omnicare’s consolidated operating expenses for the nine months ended September 30, 2007 of $772.5 million were higher than the comparable prior-year amount of $723.2 million by $49.3 million. Operating expenses as a percentage of net sales amounted to 16.6% in the first nine months of 2007, representing an increase from the 14.8% experienced in the comparable prior-year period. Operating expenses for the nine months ended September 30, 2007 were unfavorably impacted primarily by a $34.7 million increase in the provision for doubtful accounts, a $10.0 million increase in periodic pension costs, and increased legal and professional costs. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior-period acquisitions, and productivity enhancements, including the restructuring program relating to the NeighborCare acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A.

Investment income for the nine months ended September 30, 2007 of $6.4 million was lower than the $8.3 million earned in the comparable prior-year period, primarily due to lower average invested balances versus the prior year.

Interest expense for the nine months ended September 30, 2007 of $124.7 million is lower than the $128.8 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $250 million on the Term Loans in the latter half of 2006 and the first nine months of 2007, partially offset by increased interest rates for variable rate loans.

The effective income tax rate was 38.8% for the nine months ended September 30, 2007, as compared to the same prior-year period rate of 47.2%. The effective tax rates in 2007 and 2006 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (primarily litigation costs in 2006).

Special Items:

The nine months ended September 30, 2007 included the following charges/(credits), which primarily impacted the Pharmacy Services segment, and that management considers to be special items as they are not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $20.4 million pretax ($12.5 million aftertax), $22.0 million of which related to the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth, partially offset by a ($1.6) million credit adjustment to the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at its Heartland repackaging facility, as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements. In addressing and resolving these issues, the Company continues to experience increased costs and as a result, the nine months ended September 30, 2007 included special charges of $14.4 million pretax (approximately $11.6 million and $2.7 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($8.8 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of September 30, 2007, no receivables for insurance recoveries have been recorded by the Company.

(iii) Operating income included a special litigation charge of $25.1 million pretax ($15.4 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The nine months ended September 30, 2006 included the following charges, which primarily impacted the Pharmacy Services segment, and that management considers to be special items as they are not related to Omnicare’s ordinary course of business:

(i) Operating income included a special litigation charge of $118.8 million pretax ($96.3 million aftertax) for litigation-related professional expenses and settlement reserves relating to the following matters. Specifically, a $53.8 million pretax ($42.8 million aftertax) charge was recorded to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states concerning the substitution of three generic pharmaceuticals by the Company. This special litigation charge represented the Companyl’s estimate of the settlement amounts and associated costs under SFAS 5. Also, as previously disclosed, the Company recorded a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax), in its financial results for the nine months ended September 30, 2006. The special litigation charge related to the inquiry conducted by the Attorney General’s Office in Michigan in connection with certain billing issues under the Michigan Medicaid program, based on discussions between the Attorney Generall’s Office, the Company and its legal counsel. This special litigation charge represented the Company’s best estimate of the settlement amounts and associated costs under SFAS 5. Additionally, operating income included a special litigation charge of $11.0 million pretax ($6.8 million aftertax) for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions and the Companyl’s lawsuit against United. See further disclosures at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(ii) Operating income included restructuring and other related charges of approximately $24.7 million pretax ($15.5 million aftertax) in connection with the “Omnicare Full Potential” Plan, as well as the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” section of this MD&A.

(iii) Operating income included special charges of $25.0 million pretax, including $22.8 million and $2.2 million recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively, ($15.4 million aftertax) related to the quality control, product recall and fire issues at Heartland. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(iv) Operating income included a special charge of approximately $6.1 million pretax ($3.9 million aftertax) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

Pharmacy Services Segment

	Nine months ended September 30,

	2007	2006

Net sales	$4,517,079	$4,768,671

Operating income	$409,519	$398,625

Nine Months Ended September 30, 2007 vs. 2006

Omnicare’s Pharmacy Services segment recorded sales of $4,517.1 million for the nine months ended September 30, 2007, down from the 2006 amount of $4,768.7 million by $251.6 million, or 5.3%. At September 30, 2007, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,396,000 beds as compared with approximately 1,409,000 beds served at September 30, 2006. Pharmacy Services sales were unfavorably impacted by a lower number of beds served, the increased availability and utilization of generic drugs, the aforementioned deconsolidation of the pharmacy joint-venture operations, the effects of the reduction in reimbursement under the United Part D contract and the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities. Partially offsetting these factors were drug price inflation, the impact of acquisitions, and year-over-year growth in hospice pharmacy and specialty pharmacy services. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $409.5 million in the first nine months of 2007, an $10.9 million increase as compared with the $398.6 million earned in the comparable period of 2006. As a percentage of the segment’s sales, operating income was 9.1% for the first nine months of 2007, compared with 8.4% in 2006. Operating income in 2007 was impacted favorably by the year-over-year impact of the aforementioned special items, the increased availability and utilization of higher margin generic drugs, drug purchasing improvement, as well as the Company’s continued integration of prior-period acquisitions and productivity enhancements, including the restructuring program relating, in part, to the NeighborCare acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A. Partially offsetting these factors were a lower number of beds served, the unfavorable impact of the aforementioned reduction in the reimbursement rates under the United Part D contract, and the previously discussed increase in the provision for doubtful accounts.

CRO Services Segment

	Nine months ended September 30,

	2007	2006

Revenues	$146,132	$124,903

Operating income	$7,316	$3,835

Nine Months Ended September 30, 2007 vs. 2006

Omnicare’s CRO Services segment recorded revenues of $146.1 million for the nine months ended September 30, 2007, which increased by $21.2 million, or 17.0% from the $124.9 million recorded in the same prior-year period. In accordance with EITF Issue No. 01-14, the Company included $23.3 million and $17.8 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the nine months ended September 30, 2007 and 2006, respectively. Revenues for 2007 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2006 and in the first half of 2007, exceeding project terminations and cancellations.

Operating income in the CRO Services segment was $7.3 million in the first nine months of 2007 compared with $3.8 million in 2006, an increase of $3.5 million. As a percentage of the segment’s revenue, operating income was 5.0% in the first nine months of 2007 compared with 3.1% in the same period of 2006. This increase is primarily attributable to the favorable impact of the aforementioned increase in revenues; offset in part by an increase in pretax restructuring and other related charges of approximately $0.9 million.

Restructuring and Other Related Charges

Omnicare Full Potential Plan

In the second quarter of 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The “Omnicare Full Potential” Plan is expected to optimize resources across the entire organization by implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model whereby certain key support and production functions will be transferred to regional “hubs” specifically designed and managed to perform these tasks, with local “spoke” pharmacies focusing on time-sensitive services and customer-facing processes.

This program is expected to be completed over a 30-month period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $80 million over this 30-month period. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the “Omnicare Full Potential” Plan of approximately $5 million and $22 million pretax (approximately $3 million and $13 million aftertax) during the three and nine months ended September 30, 2007, respectively. Further, Omnicare recorded approximately $17 million pretax (approximately $11 million aftertax) during the year ended December 31, 2006 relating to the “Omnicare Full Potential” Plan (approximately $4 million and $13 million pretax in the three and nine months ended September 30, 2006, respectively, or $3 million and $8 million aftertax). The remainder of the overall restructuring and other related charges will be recognized and disclosed over the remainder of 2007 and beyond, as various phases of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $40 million to $45 million over the 30-month period. The Company estimates that the initial phase of the program will lead to a reduction in force of approximately 1,200 positions, associated primarily with pharmacy operations. Approximately 1,140 of these positions have been eliminated as of September 30, 2007.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company recorded restructuring and other related charges of approximately $1 million and $12 million pretax (approximately $0.6 million and $8 million aftertax) in the three and nine months ended September 30, 2006, respectively. The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006. The restructuring liabilities associated with the 2005 Program were evaluated by the Company during the quarter ended June 30, 2007. During this review, it was determined that certain liabilities were no longer expected to be utilized as part of the activities remaining under the 2005 Program. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded adjustments in the second quarter of 2007 to reduce the employee severance and employee agreement buy-out liabilities by approximately $1.2 million and $0.4 million pretax, respectively.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2007 were $270.3 million compared with $141.8 million at December 31, 2006 (including restricted cash amounts of $13.3 million and $3.8 million, respectively).

The Company generated positive net cash flows from operating activities of $431.2 million during the nine months ended September 30, 2007, compared with net cash flows from operating activities of $212.7 million during the nine months ended September 30, 2006. Compared to the same prior-year period, cash flow from operating activities was largely impacted by the favorable year-over-year trend in accounts receivable on operating cash flows. Cash flow for the first nine months of 2006 was favorably impacted by the first quarter return of a deposit of approximately $38.3 million from one of the Company’s drug wholesalers. Cash flow from operations for the quarter ended September 30, 2006 also included the return of a $44.0 million deposit from another of the Company’s drug wholesalers in connection with a change in terms to more frequent, weekly payments. The impact of these more frequent payments on cash flow in the third quarter of 2006 slightly more than offset the $44.0 million return of the deposit. Operating cash flows were used primarily for debt payments, acquisition-related payments, capital expenditures, dividend payments, and to increase the Company’s cash position as compared with December 31, 2006.

Net cash used by investing activities was $149.7 million and $105.1 million for the nine months ended September 30, 2007 and 2006, respectively. Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $142.8 million (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) in 2007, of which $106.0 million had been paid in cash and $36.8 million was accrued at period end. Acquisitions of businesses during the first nine months of 2006 required $71.4 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) which were primarily funded by proceeds from the issuance of common stock and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash used in financing activities was $164.2 million for the nine months ended September 30, 2007 as compared to $45.1 million for the comparable prior-year period. During the first nine months of 2007, the Company paid down $150 million on the Company’s senior term A loan facility, maturing on July 28, 2010. Borrowings on the revolving credit facility totaled approximately $78 million during the first nine months of 2007 and were completely repaid prior to the end of the period. In January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock at $59.72 per share, for gross cash proceeds of approximately $51 million.

At September 30, 2007, there were no outstanding borrowings under the $800 million revolving credit facility, and $450 million in borrowings were outstanding under the senior term A loan facility due 2010. As of September 30, 2007, the Company had approximately $22.4 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On August 9, 2007, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2007, which is consistent with the annual dividends per share actually paid in 2006. Aggregate dividends of $8.2 million were paid during each of the nine month periods ended September 30, 2007 and 2006.

There were no known material commitments and contingencies outstanding at September 30, 2007, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section of Omnicare’s 2006 Annual Report, and as updated for significant changes in the nine months ended September 30, 2007 at the respective caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of September 30, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,822,706	$—	$500,206	$—	$2,322,500
Capital lease obligations(a)	9,453	3,619	2,339	2,108	1,387
Operating lease obligations	161,993	43,362	62,013	27,665	28,953
Purchase obligations(b)	94,368	72,395	11,220	10,753	—
Other current obligations(c)	356,632	356,632	—	—	—
Other long-term obligations(d)	371,026	—	152,296	22,613	196,117

Subtotal	3,816,178	476,008	728,074	63,139	2,548,957
Future interest relating to debt and capital lease obligations(e)	1,819,074	144,870	282,007	224,706	1,167,491

Total contractual cash obligations	$5,635,252	$620,878	$1,010,081	$287,845	$3,716,448

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

As of September 30, 2007, the Company had approximately $22.4 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

As of September 30, 2007, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures. Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2006 Annual Report. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statements of income.

As of September 30, 2007, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”) in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable,” and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-

pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 89 days at September 30, 2007, which was higher than the December 31, 2006 DSO of approximately 86 days despite net accounts receivable at September 30, 2007 being $57.9 million lower than at December 31, 2006, partially as a result of the aforementioned averaging method used in the calculation. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) for copays and rejected claims. As of September 30, 2007, copays outstanding from Part D Plans were approximately $36 million, of which approximately $20 million relates to 2006. Additionally, as of September 30, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Also impacting the overall DSO, as well as the increase in the 181 days and over past due accounts receivable balance, is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers. On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $83 million (excluding interest) is owed to the Company by this group of customers as of September 30, 2007, of which approximately $74 million is past due based on applicable payment terms. The $83 million represents approximately five days of the overall DSO at September 30, 2007. In comparison, at June 30, 2007, approximately $85 million (excluding interest) was owed to Omnicare by this group of customers, of which approximately $72 million was past due. Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of September 30, 2007 was $219.3 million, compared with $191.0 million at December 31, 2006. These allowances for doubtful accounts represented 13.0% and 11.2% of gross receivables (net of contractual allowances) as of September 30, 2007 and December 31, 2006, respectively. Unforeseen future developments could lead to changes in the Company’s bad debt expense levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of September 30, 2007 would result in an increase to the allowance for doubtful accounts, as well as bad debt expense, of approximately $16.8 million pretax.

The following table is an aging of the Company’s September 30, 2007 and December 31, 2006 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2007

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$409,125	$152,214	$561,339
Facility payors	540,728	307,234	847,962
Private Pay payors	131,607	117,599	249,206
CRO	25,171	—	25,171

Total gross accounts receivable (net of contractual allowance adjustments)	$1,106,631	$577,047	$1,683,678

	December 31, 2006

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$538,950	$95,910	$634,860
Facility payors	556,881	244,731	801,612
Private Pay payors	160,503	98,179	258,682
CRO	18,160	—	18,160

Total gross accounts receivable (net of contractual allowance adjustments)	$1,274,494	$438,820	$1,713,314

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at September 30, 2007 include $450.0 million outstanding under the variable-rate Senior term A loan, due 2010, at an interest rate of 6.38% at September 30, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.5 million per year); $50.2 million borrowed on a variable-rate term loan, due 2010, at an interest rate of 6.76% at September 30, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.5 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 7.42% at September 30, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap

Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $16.3 million at September 30, 2007 is recorded as a noncurrent liability and a reduction to the book carrying value of the related 6.125% Senior Notes. At September 30, 2007, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	September 30, 2007		December 31, 2006

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$229,375	$250,000	$241,300
6.75% senior subordinated notes, due 2013	225,000	212,625	225,000	221,900
6.875% senior subordinated notes, due 2015	525,000	508,898	525,000	520,400
4.00% junior subordinated convertible debentures, due 2033	345,000	305,327	345,000	372,200
3.25% convertible senior debentures, due 2035	977,500	783,222	977,500	830,900

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

(b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. In an order dated November 9, 2006, a motion by defendants to transfer venue to the United States District Court for the Northern District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. On December 13, 2006, the Company and defendants submitted a joint status report in the United States District Court for the Northern District of Illinois, and the Court held a status conference on December 18, 2006. Defendants renewed their motion to dismiss the Company’s antitrust claims on December 22, 2006 and on September 28, 2007 their motion was denied. On March 7, 2007, the Court entered a Minute Order setting a discovery schedule for the litigation. Under the Order, fact discovery is to be completed by January 31, 2008, and expert discovery is to be completed by May 1, 2008. At the present time, both parties are engaged in fact discovery and related motion practice and the parties have engaged in extensive documentary discovery. On May 22, 2007, the Court entered a Minute Order setting a trial date of October 14, 2008.

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

On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning its investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 5, 2006, the Company entered into a voluntary settlement agreement and a two-year Corporate Integrity Agreement with the State of Michigan to resolve the Michigan Attorney General’s investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services. The Company also reached an agreement in principle with the State of Michigan to resolve claims relating to billing by Specialized Pharmacy Services for drugs provided to hospice patients for a settlement amount of approximately $3.5 million. On October 26, 2007 the Company entered into settlement agreements with the federal government and the State of Michigan to resolve these hospice claims. Under the terms of the October 26, 2007 settlement agreements, the Company will pay the federal government and the State of Michigan an aggregate amount of approximately $3.5 million. In connection with the settlements, the November 9, 2006 Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General was also amended to cover certain hospice billing matters. The settlement agreements do not include any finding of wrongdoing or any admission of liability. Please see the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements included in this Filing for a description of our Corporate Integrity Agreements.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group (see discussion of the UnitedHealth Group matter above), and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. Oral argument was held on defendants’ motion to dismiss on August 2, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. On January 12, 2007, the defendants filed a motion to dismiss the consolidated action on the grounds that the dismissal of the substantially identical shareholder derivative action, Irwin v. Gemunder, et al., 2:06cv62, by the United States District Court for the Eastern District of Kentucky on November 20, 2006 should be given preclusive effect and thus bars re-litigation of the issues already decided in Irwin. Instead of opposing that motion, on March 16, 2007, the plaintiffs filed an amended consolidated complaint, which continues to name all of the directors as defendants and asserts the same claims, but attempts to bolster those claims by adding nearly all of the substantive allegations from the most recent complaint in the federal securities class action (see discussion of HOD Carriers above) and an amended complaint in Irwin that added the same factual allegations that were added to the consolidated amended complaint in the HOD Carriers action. On April 16, 2007, defendants filed a supplemental memorandum of law in further support of their pending motion to dismiss contending that the amended complaint should be dismissed on the same grounds previously articulated for dismissal, namely, the preclusive effect of the dismissal of the Irwin action. That motion has been fully briefed, oral argument was held on August 21, 2007, and the court reserved decision.

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

ITEM 1 A - RISK FACTORS

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007, SNFs receive a 3.3 percent market basket increase, which increases Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to the calculation of the SNF market basket (including revising the pharmacy component);

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

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over 5 years (fiscal years 2006-2010). On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $5.3 billion in fiscal year 2008 and $75.8 billion over 5 years. Among other things, the budget would provide no annual update for SNFs in 2008 and a -0.65 percent adjustment to the update annually thereafter. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The budget proposal also would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. In addition, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in FY 2008 SNF PPS rates at FY 2007 levels. Note that while the version of the bill that ultimately passed Congress did not include these Medicare provisions, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

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

Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to allowance for doubtful accounts) for copays and rejected claims. As of September 30, 2007, copays outstanding from Part D Plans were approximately $36 million, of which approximately $20 million relates to 2006. Additionally, as of September 30, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug Benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that for 2007, CMS is requiring Part D sponsors to have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has recently issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of rebates provided to long-term care pharmacies at a more detailed level. CMS has not yet issued final reporting requirements for 2008. The Company has agreed with various Plan sponsors and their agents with respect to the format, terms and conditions for providing such information and the Company intends to continue to work with other sponsors with respect to providing such information.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. In 2006, approximately 1% of the Company’s revenue was derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding program for 10 geographic areas beginning July 1, 2008 (a delay from the previously-announced implementation date of April 1, 2008). Additional types of DMEPOS may be included in subsequent rounds of competitive bidding when the program is expanded in 2009. The Company has submitted bids for nine competitive bidding areas. Awards are expected to be announced in February 2008.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce the federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule to implement changes to the upper limit rules. Among other things, the final rule: establishes a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promotes transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establishes a uniform definition for AMP. Additionally, the final rule provides that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated rebates and other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). While final, CMS will accept comments on the AMP definition and outlier test portions of the rule for a period of 180 days. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. Until the new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business.

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

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent (now in regulations) to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements. Second, on January 18, 2007, CMS published a proposed rule designated to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency FY 2007 spending bill, H.R. 2206.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended September 30, 2007 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2007	0	$—	—	—
August 1 - 31, 2007	1	34.31	—	—
September 1 - 30, 2007	1	31.62	—	—

Total	2	$33.57	—	—

(a)

During the third quarter of 2007, the Company purchased 2 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date: October 31, 2007	By:	/s/ David W. Froesel, Jr.

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