Form 10-K
period 2007-12-31
OMNICARE INC
filed 2008-02-28
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2007) ($36.06 per share): $4,255,242,054.

As of January 31, 2008, the registrant had 121,772,048 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be held May 23, 2008, are incorporated by reference into Part III of this report. Definitive copies of Omnicare’s 2008 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2007 FORM 10-K ANNUAL REPORT

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. -	BUSINESS

Background

Omnicare was formed in 1981. Today, Omnicare is a leading geriatric pharmaceutical services company. We are the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Our clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,392,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and in Canada at December 31, 2007. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. In addition, Omnicare provides pharmaceutical distribution and product support services for specialty pharmaceuticals. Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

We operate in two business segments. The Company’s primary line of business, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to SNFs, ALFs, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in these facilities. We also provide consultant pharmacist services, including evaluating monthly patient drug therapy, monitoring the drug distribution system within the nursing facility, assisting in compliance with state and federal regulations and providing proprietary clinical and health management programs. In addition, our Pharmacy Services segment provides a variety of other products and services, including intravenous medications and nutrition products (infusion therapy services), respiratory therapy services, medical supplies and equipment, clinical care planning and financial software information systems, electronic medical records systems, pharmaceutical informatics services, retail and mail-order pharmacy services, pharmaceutical care management for hospice agencies and product support and distribution services for specialty pharmaceutical manufacturers. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs. Since 1989, we have been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. Additional information regarding acquisitions is presented at the “Acquisitions” note of the Notes to our 2007 Consolidated Financial Statements, included at Item 8 of this Filing. The Pharmacy Services segment has no operating locations outside of the U.S. and Canada. The Pharmacy Services segment comprised approximately 97% of the Company’s total net sales during each of the three years ended December 31, 2007, 2006 and 2005.

Our other business segment is contract research organization services (“CRO Services”). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, medical device and diagnostics industries. Our CRO Services segment provides support for the design of regulatory strategy and clinical development of pharmaceuticals by offering individual, multiple, or comprehensive and fully integrated services including clinical, quality assurance, data management, medical writing and regulatory support for our client’s drug development programs. As of December 31, 2007, our CRO Services segment operated in 30 countries around the world. The CRO Services segment comprised approximately 3% of the Company’s total net sales during each of the three years ended December 31, 2007, 2006 and 2005.

Financial information regarding our business segments is presented at the “Segment Information” note of the Notes to our 2007 Consolidated Financial Statements, included at Item 8 of this Filing.

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

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act of 1987 (“OBRA of 1987”) implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy, as well as overall drug usage. In addition, the Centers for Medicare & Medicaid Services (“CMS”) issued revised guidelines to surveyors of long-term care facilities which, effective December 18, 2006, expanded the scope and detail in which surveyors are assessing pharmacy services at facilities, including consultant pharmacy services (discussed later herein). We provide consultant pharmacist services, which help clients comply with the federal and state regulations applicable to nursing homes. The services offered by our consultant pharmacists include:

•

monthly medication regimen reviews for each resident in the facility to assess the appropriateness and effectiveness of drug therapies, including a review of the resident’s current medication usage, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies, dosing adjustments or discontinuing unnecessary drugs;

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

As the Omnicare Guidelines® focuses on health benefits, rather than solely on cost, we believe that use of the Omnicare Guidelines® assists physicians in making the best clinical choices of drug therapy for the patient in a manner that is cost efficient for the payor of the pharmacy bill. Accordingly, we believe that the development of and compliance with the Omnicare Guidelines® is important in lowering costs for SNFs operating under the federal government’s Prospective Payment System (“PPS”), Prescription Drug Plans under Medicare Part D (see further discussion in this Filing, including the “Government Regulation” caption below), and state Medicaid programs, managed care and other payors, including residents or their families.

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

Other Services. We provide clinical care plan, and financial software systems for long-term care facilities, as well as operational software systems for long-term care pharmacies. We provide comprehensive pharmaceutical care services for hospice patients. We also offer respiratory therapy products, durable medical equipment and specialty pharmacy services along with pharmacy benefit management, retail and mail-order pharmacy services, and distribution and product support services for specialty pharmaceuticals. We also have a pharmaceutical informatics service to capitalize on our unique geriatric pharmaceutical database, by providing a unique offering of Omnicare’s broad-based long-term care data to augment the pharmaceutical industry’s ability to monitor performance in the long-term care channel. We continue to review the expansion of these as well as other products and services that may further enhance the Company’s ability or that of its clients to provide quality healthcare services for their patients in a cost-effective manner.

Contract Research Organization

Our CRO Services segment provides comprehensive product development and research services globally to client companies in the pharmaceutical, biotechnology, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering individual, multiple, or comprehensive and fully integrated services including project management, clinical monitoring, quality assurance, data management, statistical analysis medical writing and regulatory support for our clients’ drug development programs. As of December 31, 2007, the CRO Services segment operated in 30 countries, including the U.S.

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

Materials/Supply

We purchase pharmaceuticals through a wholesale distributor with whom we have a prime vendor contract at prices based primarily upon contracts negotiated by us directly with pharmaceutical manufacturers. We also are a member of industry buying groups, which contract with manufacturers for discounted prices. We have numerous sources of supply available to us and have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.

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

Competition

The long-term care pharmacy business is highly regional or local in nature and, within a given geographic area of operations, highly competitive. We are the nation’s largest provider of pharmaceuticals and related pharmacy services to long-term care institutions such as SNFs, NFs, ALFs, retirement centers and other institutional healthcare facilities. Our largest competitor nationally is PharMerica Corporation. In the geographic regions we serve, we also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies. We compete in these markets on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, breadth of services, technology and professional support we offer.

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

Our CRO Services segment reports backlog based on anticipated net revenue for services or projects, yet to be provided, that have been authorized by the customer through signed contracts, letter agreements and certain verbal commitments. Once work begins on a project, net revenue is recognized as the work is completed. Using this method of reporting backlog, at December 31, 2007, backlog was approximately $314.3 million, as compared with approximately $301.9 million at December 31, 2006. Backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be delayed or terminated by the customer, or indirectly delayed by regulatory authorities. Moreover, the scope of work can be increased or decreased during the course of a project.

Customers

At December 31, 2007, our Pharmacy Services segment served long-term care facilities and other chronic care settings comprising approximately 1,392,000 beds in 47 states in the U.S., the District of Columbia and in Canada.

Our CRO Services segment operates in 30 countries, including the U.S., and serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies, as well as smaller companies in the pharmaceutical, biotechnology and medical device industries.

No single customer comprised more than 10% of consolidated revenues in 2007, 2006 or 2005.

Financial information with respect to geographic location is presented at the “Segment Information” note of the Notes to our 2007 Consolidated Financial Statements, included at Item 8 of this Filing.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At December 31, 2007, we had pharmacy licenses, or pending applications, for each pharmacy we operate. In addition, many states regulate out-of-state pharmacies as a condition to the delivery of prescription products to patients in their states. Our pharmacies hold the requisite licenses applicable in these states. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain registration, repackaging and labeling requirements on entities that repackage drugs for distribution, other than pharmacies that repackage in the regular practice of dispensing or selling drugs directly to patients. A drug repackager must register with the FDA as a repacker, and with the relevant states as a drug wholesaler and/or repackager. A drug repackager is subject to FDA inspection for compliance with relevant current good manufacturing practices (“cGMPs”). We hold all required registrations and licenses, and we believe our ongoing repackaging operations are in substantial compliance with applicable federal cGMP requirements and state wholesaler requirements. In addition, we believe we comply with all relevant requirements of state and federal laws for the transfer and shipment of pharmaceuticals.

Drug Pedigree Regulations. Federal and state laws impose “drug pedigree” regulations on wholesale distributors. These regulations, in certain circumstances, require the wholesale drug distributor to maintain, and provide to pharmacies, a history of the transactions in the chain of distribution of a given drug lot from the manufacturer to the pharmacy. Effective December 2006, the FDA has implemented pedigree regulations pursuant to the Prescription Drug Marketing Act of 1987, as amended by the Prescription Drug Marketing Act of 1992. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, enjoining the implementation of certain of the FDA pedigree regulations, in response to a case initiated by secondary distributors. On February 1, 2007, the United States Department of Health and Human Services and the FDA appealed this decision to the federal Court of Appeals for the Second Circuit. We cannot predict the ultimate outcome of this legal proceeding. In addition to the FDA regulations, several states have either implemented or proposed drug pedigree regulations. We believe we are in compliance with federal and state regulations currently in effect. These regulations, however, may be interpreted in the future in a manner inconsistent with our interpretation and application. In addition, it is anticipated that additional states will enact drug pedigree requirements in the future.

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

Medicare and Medicaid. The long-term care pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent until 2006, Medicare. We have historically received reimbursement from the Medicaid and Medicare programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers. Effective January 1, 2006, Omnicare experienced a significant shift in payor mix as a result of the prescription drug benefit under Medicare Part D (“Part D”).

The table below represents our approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2007	2006	2005

Private pay, third-party and facilities (a)	43%	43%	47%
Federal Medicare program (Part D & Part B) (b)	43%	42%	1%
State Medicaid programs	10%	12%	46%
Other sources (c)	4%	3%	6%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies under Part B totaling 1% in each of the 2007, 2006 and 2005 years.

(c)	Includes our contract research organization.

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

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind or disabled individuals or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid “state plan” to the Secretary of the Department of Health and Human Services (“HHS”) for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. We are participating in state Medicaid programs.

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for SNFs and NFs relating to drug regimen reviews for Medicaid patients in such facilities. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. Among other things, regulations establish “upper limits” on payment levels. Legislation enacted in February 2006 changed the calculation of these so-called upper limits (see below). In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect our operations.

On December 18, 2006, CMS issued final updated Guidance to Surveyors on Long Term Care regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The guidelines expanded the areas and detail in which surveyors assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over, or who are disabled. The Medicare program currently consists of four parts: Medicare Part A, which covers, among other things, inpatient hospital, SNF, home healthcare and certain other types of healthcare services; Medicare Part B, which covers physicians’ services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; Medicare Part C, established by the Balanced Budget Act of 1997 (“BBA”), which generally allows beneficiaries to enroll in managed care programs beyond the traditional Medicare fee for service program and often includes expanded drug coverage; and Medicare Part D, established by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which established a prescription drug benefit that became effective on January 1, 2006 (discussed below).

The Medicare program establishes requirements for participation by providers and suppliers. Pharmacies are not subject to such certification requirements. SNFs and suppliers of medical equipment and supplies, however, including our supplier operations, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity’s ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs received the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007, SNFs receive a 3.3 percent market basket increase, which increases Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to the calculation of the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. While the fiscal year 2007 and 2008 SNF PPS rates do not decrease payments to SNFs, the loss of revenues associated with future changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $12.2 billion in fiscal year 2009 and $178 billion over five years. Among other things, the budget would provide no annual update for SNFs in 2009 through 2011 and a -0.65 percent adjustment to the update annually thereafter. In addition, the budget would apply a “sequester” of -0.4 percent to all Medicare provider payments when general fund contributions exceed 45 percent of program spending. The sequester order would increase each year by -0.4 percent until general revenue funding is brought back to 45 percent. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The Administration also proposes to achieve savings by issuing regulations to adjust for case mix distribution in the SNF payment system. In addition, the budget proposal would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Many provisions of the proposed Bush budget would require Congressional action to implement. In addition, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. Note that while the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included at Item 7 of this Filing.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

Under the Medicare Part D prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand-alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Effective January 1, 2006, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit. Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs. In 2007, approximately 42% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who do not affirmatively enroll in a Part D Plan are automatically enrolled into a Prescription Drug Plan (“PDP”) by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and to offer an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. Moreover, the Company may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) for copays and rejected claims. As of December 31, 2007, copays outstanding from Part D Plans were approximately $39 million, of which approximately $19 million relates to 2006. Additionally, as of December 31, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. The Company is also pursuing legal actions against certain Part D payors to collect outstanding copays. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D drug benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that, beginning in 2007, Part D sponsors must have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued reporting requirements for 2008 which, among other things, require disclosure of rebates provided to long-term care pharmacies at a more detailed level. The Company has agreed with various Plan sponsors and their agents with respect to the format, terms and conditions for providing such information and the Company intends to continue to work with other sponsors with respect to providing such information.

CMS continues to issue guidance on and make revisions to the Part D program. The Company is continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding program for 10 geographic areas beginning July 1, 2008 (a delay from the previously-announced implementation date of April 1, 2008). The Company has submitted bids for nine competitive bidding areas. Awards are expected to be announced in February 2008. In addition, in January 2008, CMS announced the 70 locations in which the second round of competitive bidding will be conducted later in 2008. The expanded program will apply to eight product categories, again including oxygen supplies and equipment and enteral nutrients, equipment and supplies. Bid prices will take effect sometime in 2009. CMS also has announced that all existing DMEPOS suppliers will need to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers are subject to earlier accreditation deadlines. The Company intends to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over five years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule establishes a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promotes transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establishes a uniform definition for AMP. Additionally, the final rule provides that sales of drugs to long-term care pharmacies for supply to NHs and ALFs (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits will be delayed until further notice. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the

Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for its prescription drugs. Until the new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on the Company’s business.

President Bush’s fiscal year 2009 budget proposal includes a series of proposals impacting Medicaid, including legislative and administrative changes that would reduce Medicaid payments by more than $18 billion over five years. Among other things, the proposed budget would further reduce the federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP and replace the “best price” component of the Medicaid drug rebate formula with a budget-neutral flat rebate. Many of the proposed policy changes would require congressional approval to implement. While the Company has endeavored to adjust to these types of funding pressures in the past, there can be no assurance that these or future changes in Medicaid payments to nursing facilities, pharmacies, or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on its business.

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206.

Further, in order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on its business. Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products. There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows. Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect the Company’s business.

Contract Research Organization Services. The clinical services performed by our CRO Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data produced as a result of these services.

The industry standard for conducting clinical testing is embodied in the good clinical practice (“GCP”) and Investigational New Drugs (“IND”) regulations administered by the FDA. Research conducted at institutions supported by funds from the National Institutes of Health (“NIH”) must also comply with multiple project assurance agreements and guidelines administered by the NIH and the HHS Office of Human Research Protection. The requirements for facilities engaging in pharmaceutical, clinical trial, supply preparation, labeling and distribution are set forth in the GMP regulations and in GCP guidelines. The U.S. and European Union (“EU”) also recognize the Guidelines for Good Clinical Practice adopted by the International Conference on Harmonization (“ICH”). GCP, IND and cGMP regulations, and ICH guidelines, have been mandated by the FDA and the European Medicines Evaluation Agency (the “EMEA”) and have been adopted by similar regulatory authorities in other countries. GCP, IND and cGMP regulations, and ICH guidelines, stipulate requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies to which these regulations apply. The regulations require that written, standard operating procedures (“SOPs”) are followed during the conduct of studies and for the recording, reporting and retention of study data and records. To help assure compliance, our CRO Services has a worldwide staff of experienced quality assurance professionals who perform the specific responsibility or responsibilities needed for each project, such as negotiation of clinical trial agreements, data management, safety reviews, study monitoring, data auditing, or regular inspections of testing procedures and facilities, and any combination of these responsibilities. The FDA and other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with GCP and IND provisions. We may provide services that invoice one or more of these requirements, which include:

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

Records for clinical studies must be maintained for specific periods for inspection by the FDA, EU or other authorities during audits. Non-compliance with GCP or IND requirements can result in the disqualification of data collected during the clinical trial and may lead to disqualification of an investigator or debarment of a CRO if found to be responsible for the violative conduct.

Clinical study sponsors who engage a CRO for one or more CRO Services could be affected by the CRO’s failure to comply with applicable laws and regulations. For example, a sponsor’s studies could be terminated, study data could be called into question and disqualified, or the review of a sponsor’s pending applications could be suspended. Therefore, a CRO could be subject to contractual and civil claims by sponsors for such failure. Failure to adequately monitor a study as part of CRO Services could also affect the FDA’s ability to monitor the safety of human subjects participating in clinical trials if, for example, the CRO fails to monitor an investigator who does not properly record or report to clinical study sponsors adverse events. Therefore, we could be subject to civil claims from sponsors or subjects who might be injured during the study as a result of such failure.

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

Health Information Privacy, Security and Transaction Practices. The Company, along with the healthcare industry in general, is impacted by federal legislation known as HIPAA. HIPAA mandates, among other things, that the Company comply with national standards for the exchange of health information in electronic form, in an effort to enhance the efficiency and simplify the administration of the healthcare system with respect to certain common healthcare transactions (the “Transaction Standards”). HIPAA requires the Company to establish and enforce privacy policies and procedures relating to its uses and disclosures of health information and to provide certain rights to individuals as to their personal health information (the “Privacy Standards”). HIPAA also requires the Company to adopt security practices and procedures for the physical, electronic and administrative safeguarding of health information (the “Security Standards“). The Company, along with most other health care providers and third party payors, has been required to comply with the Transaction Standards and the Privacy Standards since 2003, and with the Security Standards since 2005. While HIPAA ultimately is designed, in part, to reduce administrative expenses within the healthcare system, the law has resulted in some costly changes for the industry. The Company believes it is compliant with the Transaction Standards as to HIPAA-regulated electronic transactions, and is not experiencing any HIPAA-related claims processing problems. The Company has policies and procedures in place to adhere to the relevant organizational structure provisions of the Privacy Standards in order that the Company’s business units and divisions may use and disclose health information as permitted within the organization. In addition, the Company has implemented policies and procedures designed to comply with the other requirements of the Privacy Standards. As required by the Privacy Standards and the Security Standards, Omnicare has appointed a privacy and security officer. The Privacy Standards require healthcare providers like Omnicare, to provide a notice describing patient’s privacy rights and the Company’s privacy practices to all of the patients to whom we provide healthcare products or services and to provide patients certain rights as to their health information. Omnicare’s Employee Retirement Income Security Act health benefit plans are also subject to the applicable requirements of HIPAA in the course of plan operations. In January 2004, the federal government published a rule announcing the adoption of the National Provider Identifier (“NPI”) as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. Compliance with this rule was required as of May 23, 2007. The Company has obtained the NPIs for its locations as they have become due. In addition to HIPAA, the Company works to ensure that it adheres to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA. Such laws include, but are not limited to, laws that, in general terms, require organizations that maintain personal information of individuals, such as their social security numbers and driver’s license numbers, to notify each individual if their personal information is accessed or acquired by an unauthorized person.

The scope of the Company’s operations involving health information is broad and the nature of those operations is complex. Although we believe the Company’s contract arrangements with healthcare payors and providers and our business practices are materially in compliance with applicable federal and state electronic transmission, privacy and security of health information laws, the requirements of these laws, including HIPAA, are complicated and are subject to interpretation. In addition, state regulation of matters also covered by HIPAA, especially the Privacy Standards, is increasing, and determining which state laws are preempted by HIPAA is a matter of interpretation. Failure to comply with HIPAA or similar state laws could subject the Company to loss of customers, litigation by or on behalf of individuals, denial of the right to conduct business, civil damages, fines, criminal penalties and other enforcement actions.

Compliance Program. The Office of Inspector General (“OIG”) has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. In addition, the Company and its operating units are subject in the ordinary course of business to audit, compliance, administrative and investigatory reviews by federal and state authorities covering various aspects of its business. In 1998, Omnicare voluntarily adopted a compliance program to assist us in complying with applicable government regulations, and the Company continues to maintain and support its compliance program. In 2006, the Company entered into two corporate integrity agreements, expiring in October 2008 and November 2011, respectively, each requiring, among other things, that the Company maintain its compliance program in accordance with the terms of the agreement.

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

Employees

At December 31, 2007, we employed approximately 17,800 persons (including approximately 2,050 part-time employees), of which approximately 17,100 are located within, and approximately 700 outside of, the U.S.

Available Information

We make available, free of charge, on or through our Corporate Web site, at www.omnicare.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC’s Web site at www.sec.gov.

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

Historically, prior to Medicare Part D (“Part D”), approximately one-half of our pharmacy services billings were directly reimbursed by government sponsored programs (including Medicaid and, to a lesser extent, Medicare). Beginning January 1, 2006, the prescription drug benefit under Part D became effective. As a result, we experienced a shift in payor mix (as a % of annual sales) in 2006, such that payments under Part D now represent approximately 42% of total Company revenues for the year ended December 31, 2007. In particular, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including the nursing home residents we serve whose drug costs were previously covered by state Medicaid programs, now have their outpatient prescription drug costs covered by the Medicare drug benefit. (In 2005, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.) Under the Part D benefit, payment is determined in accordance with the agreements we have negotiated with the Part D Plans. The remainder of our billings are paid or reimbursed by individual residents, long-term care facilities and other third party payors, including private insurers. A portion of these revenues also are indirectly dependent on government programs.

The table below represents our approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2007	2006	2005

Private pay, third-party and facilities (a)	43%	43%	47%
Federal Medicare program (Part D & Part B) (b)	43%	42%	1%
State Medicaid programs	10%	12%	46%
Other sources (c)	4%	3%	6%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay

(b)	Includes direct billing for medical supplies under Part B totaling 1% in each of the 2007, 2006 and 2005 years.

(c)	Includes our contract research organization

The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, of us and/or our client facilities to comply with applicable regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs. As previously disclosed in “Government Regulation” at Item 1 of this Filing, our client long-term care facilities are required to be certified to be in compliance with requirements pertaining to participation in the Medicare and Medicaid programs. Facilities are surveyed for compliance with these program requirements. On December 18, 2006, CMS issued final updated Guidance to Surveyors on Long Term Care regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The guidelines expanded the areas and detail in which surveyors assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility. While the Company has extensive policies and procedures involving the provisions of pharmacy services and consulting pharmacist service to long-term care facilities, there can be no assurance that the newly increased requirements and the enhanced focus on pharmacy services by government surveyors will not have an adverse impact on the Company’s clients or on the Company’s businesses. In addition, our failure to comply with applicable Medicare and Medicaid regulations could subject us to other penalties.

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

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $12.2 billion in fiscal year 2009 and $178 billion over five years. Among other things, the budget would provide no annual update for SNFs in 2009 through 2011 and a -0.65 percent adjustment to the update annually thereafter. In addition, the budget would apply a “sequester” of -0.4 percent to all Medicare provider payments when general fund contributions exceed 45 percent of program spending. The sequester order would increase each year by -0.4 percent until general revenue funding is brought back to 45 percent. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The Administration proposes to achieve savings by issuing regulations to adjust for case mix distribution in the SNF payment system. In addition, the budget proposal also would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Many provisions of the proposed Bush budget would require Congressional action to implement. In addition, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s

Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. Note that while the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

Under the Medicare Part D prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Effective January 1, 2006, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit. Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs. In 2007, approximately 42% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who do not affirmatively enroll in a Part D Plan are automatically enrolled into a Prescription Drug Plan (“PDP”) by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and to offer an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans in the ordinary course. Moreover, we may, as appropriate, renegotiate agreements. Further, the proportion of our Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to our Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) for copays and rejected claims. As of December 31, 2007, copays outstanding from Part D Plans were approximately $39 million, of which approximately $19 million relates to 2006. Additionally, as of December 31, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. The Company is also pursuing legal actions against certain Part D payors to collect outstanding copays. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug benefit on our results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that, beginning in 2007, Part D sponsors must have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued reporting requirements for 2008 which, among other things, require disclosure of rebates provided to long-term care pharmacies at a more detailed level. We have agreed with various Plan sponsors and their agents with respect to the format, terms and conditions for providing such information and we intend to continue to work with other sponsors with respect to providing such information.

CMS continues to issue guidance on and make revisions to the Part D program. We are continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. Approximately 1% of our revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding program for 10 geographic areas beginning July 1, 2008 (a delay from the previously-announced implementation date of April 1, 2008). We have submitted bids for nine competitive bidding areas. Awards are expected to be announced in February 2008. In addition, in January 2008, CMS announced the 70 locations in which the second round of competitive bidding will be conducted later in 2008. The expanded program will apply to eight product categories, again including oxygen supplies and equipment and enteral nutrients, equipment and supplies. Bid prices will take effect sometime in 2009. CMS also has announced that all existing DMEPOS suppliers will need to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers are subject to earlier accreditation deadlines. The Company intends to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over five years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes.

Together, these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce the federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule establishes a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promotes transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establishes a uniform definition for AMP. Additionally, the final rule provides that sales of drugs to long-term care pharmacies for supply to NHs and ALFs (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits will be delayed until further notice. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. Until the new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business.

President Bush’s fiscal year 2009 budget proposal includes a series of proposals impacting Medicaid, including legislative and administrative changes that would reduce Medicaid payments by more than $18 billion over five years. Among other things, the proposed budget would further reduce the federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP and replace the “best price” component of the Medicaid drug rebate formula with a budget-neutral flat rebate. Many of the proposed policy changes would require congressional approval to implement. While we have endeavored to adjust to these types of funding pressures in the past, there can be no assurance that these or future changes in Medicaid payments to nursing facilities, pharmacies, or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on our business.

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206.

Further, in order to rein in healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. Further, we receive discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products. There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that we receive from manufacturers would not have a material adverse impact on our overall consolidated results of operations, financial position or cash flows. Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect our business.

Changes in the use of the average wholesale price as a benchmark from which pricing in the pharmaceutical industry is negotiated could adversely affect the Company.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including those under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing same. On June 6, 2007, the Court granted preliminary approval to an amended settlement agreement. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First Databank’s price list, the parties entered into a similar settlement agreement, and the court granted preliminary approval of the agreement on June 21, 2007, and amended preliminary approval of the agreement on August 21, 2007. On January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlement. The court heard various objections to the proposed settlement and indicated that it would not approve the settlement as proposed. The court asked the parties to report back to it by February 5, 2008 with respect to various of the issues raised, and whether the settlement might be revised and additional evidence might be introduced to address these issues. As of February 27, 2008, the case docket did not indicate that any such reports have been provided by the parties to the court. The Company is monitoring these cases for further developments, and evaluating potential implications and/or actions that may be required. If a revised settlement or other resolution of the cases is proposed, the Company will evaluate the potential impact of such settlement or other resolution on the Company at that time, including any adverse effect on the Company’s reimbursement for drugs and biologicals and any actions that may be taken to offset or otherwise mitigate such impact.

If we fail to comply with licensure requirements, fraud and abuse laws or other applicable laws, we may need to curtail operations, and could be subject to significant penalties.

Our pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business. While we continuously monitor the effects of regulatory activity on our operations and we currently have pharmacy licenses for each pharmacy we operate, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of our business. The long-term care facilities that contract for our services are also subject to federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these long-term care facilities to comply with these or future regulations, or to obtain or renew any required licenses, could result in our inability to provide pharmacy services to these facilities and their residents. We are also subject to federal and state laws that prohibit some types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion from the Medicaid, Medicare and other federal healthcare programs.

We expend considerable resources in connection with our compliance efforts. We believe that we are in compliance in all material respects with state and federal regulations applicable to our business. However, we cannot assure you that government enforcement agencies will agree with our assessment, or that we would not be subject to an enforcement action under applicable law.

Federal and state laws that protect patient health information may increase our costs and limit our ability to collect and use that information.

Our Company and the healthcare industry generally are required to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. Many states have similar laws with which the Company is also required to comply. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“Transaction Standards”); privacy of individually identifiable healthcare information (“Privacy Standards”); and security (“Security Standards”), as well as standards for unique identifiers for providers, employers, health plans and individuals; and for governmental enforcement of the requirements of HIPAA. In many of our operations, we are a healthcare provider, a “covered entity” under HIPAA, and therefore required to comply in our operations with these standards and subject to significant civil and criminal penalties for failure to do so. In addition, such failure to comply could result in loss of customers and/or contractual liability to our customers. We also provide services to customers that are healthcare providers themselves and we are required to provide satisfactory written assurances to those customers, in the form of contractual agreements, that we will provide our services in accordance with the requirements of the Privacy and Security Standards. Failure to comply with these contractual agreements could lead to loss of customers, contractual liability to our customers, or, because we are also a covered entity under HIPAA, direct action by the federal government, including penalties. We believe that we are compliant with the HIPAA Transaction Standards, the Privacy Standards and the Security Standards, as each is currently in effect. In addition, in January 2004, CMS published a rule announcing the adoption of the National Provider Identifier (“NPI”) as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions, with a compliance date of May 23, 2007. The Company has obtained the NPIs for its locations as they have become due. We believe we fully comply with HIPAA and similar state requirements; however, at this time we cannot estimate if future changes, if any, to the cost of compliance of the HIPAA and similar state standards will result in an adverse effect on our operations or profitability, or that of our customers.

Omnicare has substantial outstanding debt and could incur more debt in the future. Any failure to meet its debt obligations would adversely affect Omnicare’s business and financial condition.

At December 31, 2007, Omnicare’s total consolidated long-term debt (including current maturities) accounted for approximately 46.2% of its total capitalization. In addition, Omnicare and its subsidiaries may be able to incur substantial additional debt in the future. The instruments governing Omnicare’s current indebtedness contain restrictions on Omnicare’s incurrence of additional debt. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, Omnicare could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions. Moreover, these restrictions do not prevent Omnicare from incurring obligations that do not constitute debt under the governing documents.

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

We cannot assure you that Omnicare’s business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities in an amount sufficient to enable Omnicare to pay its debt or to fund its other liquidity needs. Omnicare may need to refinance all or a portion of its debt on or before maturity. We cannot assure you that Omnicare would be able to refinance any of its debt, including any credit facilities, on commercially reasonable terms or at all.

We are subject to additional risks relating to our acquisition strategy.

One component of our strategy contemplates our making selected acquisitions. Acquisitions involve inherent uncertainties. These uncertainties include our ability to consummate proposed acquisitions on favorable terms or at all, the effect on acquired businesses of integration into a larger organization, and the availability of management resources to oversee the operations of these businesses. The successful integration of acquired businesses will require, among other things:

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

We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, and tax contingencies. We have policies and procedures to conduct reviews of potential acquisition candidates for compliance with healthcare laws and to conform the practices of acquired businesses to our standards and applicable laws. We also generally seek indemnification from sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses.

We cannot be sure of the successful completion or integration of any acquisition, or that an acquisition will not have an adverse impact on our results of operations, cash flows or financial condition.

We operate in highly competitive businesses.

The long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. Our largest competitor nationally is PharMerica Corporation. In the geographic regions we serve, we also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies. While we compete on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, breadth of services, pharmaceutical technology and professional support we offer, competitive pressures may affect our profitability.

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

We have facilities including offices, distribution centers, warehouses and other key operating facilities (e.g., institutional pharmacies, etc.) in various locations within and outside of the U.S. As of December 31, 2007, we operated a total of 242 facilities, 8 of which we owned, while the remaining were leased. The owned facilities are held in fee and are not subject to any material encumbrance. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

U.S. State/Country	Pharmacy Services Facilities	CRO Services Facilities	Corporate Facilities	Total Facilities	Total Square Footage

Alabama	2			2	16,949
Arizona	4			4	43,477
Arkansas	3			3	26,400
California	14	2		16	264,321
Colorado	2			2	22,589
Connecticut	1			1	38,400
District of Columbia			1	1	1,073
Florida	12		1	13	117,224
Georgia	2	1		3	20,910
Idaho	1			1	4,826
Illinois	8			8	205,269
Indiana	5			5	152,273
Iowa	3			3	29,244
Kansas	1			1	9,809
Kentucky	6		2	8	372,934
Louisiana	3			3	29,867
Maine	2			2	20,613
Maryland	15			15	267,214
Massachusetts	3			3	43,865
Michigan	4			4	74,048
Minnesota	1			1	39,294
Mississippi	1			1	4,175
Missouri	7			7	111,819
Montana	1			1	3,500
Nebraska	1			1	9,772
Nevada	3			3	30,254
New Hampshire	2			2	42,400
New Jersey	5			5	122,919
New Mexico	1			1	9,454
New York	9	1		10	161,598

U.S. State/Country	Pharmacy Services Facilities	CRO Services Facilities	Corporate Facilities	Total Facilities	Total Square Footage

North Carolina	7			7	73,783
Ohio	15			15	343,860
Oklahoma	2			2	46,405
Oregon	1			1	33,950
Pennsylvania	13	1		14	545,928
Rhode Island	1			1	21,600
South Carolina	4			4	23,588
South Dakota	1			1	8,960
Tennessee	3			3	87,675
Texas	14			14	103,015
Utah	2			2	33,266
Vermont	1			1	5,000
Virginia	10			10	122,909
Washington	10			10	95,481
West Virginia	3			3	26,970
Wisconsin	5			5	78,590

Argentina		1		1	4,930
Australia		1		1	4,079
Belgium		1		1	4,251
Canada	1	1		2	2,908
Czech Republic		1		1	2,164
France		1		1	4,871
Germany		3		3	44,142
Hungary		1		1	1,345
India		1		1	5,300
Japan		1		1	744
Poland		1		1	2,153
Russia		1		1	1,841
Singapore		1		1	2,260
Spain		1		1	1,346
Taiwan		1		1	890
United Kingdom		1		1	9,590

	215	23	4	242	4,040,284

ITEM 3.   -   LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. In an order dated November 9, 2006, a motion by defendants to transfer venue to the United States District Court for the Northern District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. In the United States District Court for the Northern District of Illinois, the defendants renewed their motion to dismiss the Company’s antitrust claims on December 22, 2006, and on September 28, 2007 their motion was denied. On March 7, 2007, the Court entered a Minute Order setting a discovery schedule for the litigation. Under the Order, fact discovery is to be completed by January 31, 2008, and expert discovery is to be completed by May 1, 2008. These dates, among others, were extended one month by agreement to February 29, 2008 and June 2, 2008, respectively. At the present time, both parties are engaged in fact discovery and related motion practice and the parties have engaged in extensive documentary and deposition discovery. On May 22, 2007, the Court entered a Minute Order setting a trial date of October 14, 2008.

The United States Attorney’s Office, District of Massachusetts, is conducting an investigation relating to the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. Any action by the U.S. Attorney’s Office, District of Massachusetts, could result in civil or criminal proceedings against the Company. The Company believes that it has complied with all applicable laws and regulations with respect to these matters.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private

Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group (see discussion of the UnitedHealth Group matter above), and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. Oral argument was held on defendants’ motion to dismiss on August 2, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit and in a subsequent filing expressed an intention to appeal all aspects of the lower court’s decision. The appellate court has issued a briefing schedule, plaintiffs obtained a 30-day extension of time to file their brief, and all briefs are now due by May 30, 2008.

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing laws and regulations to which the Company is subject, including reviews of individual Omnicare pharmacy’s reimbursement documentation and administrative practices.

ITEM 4.   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers of the Company at the time of this Filing are as follows:

Name	Age	Office(1)	First Elected to Present Office

Joel F. Gemunder	68	President and	May 20, 1981
		Chief Executive Officer(2)

Patrick E. Keefe	62	Executive Vice President	January 16, 2007
		and Chief Operating Officer(3)

W. Gary Erwin	55	Senior Vice President -	September 28, 2006
		Professional Services(5)

Leo P. Finn III	49	Senior Vice President - Strategic	August 15, 2005
		Planning and Development(4)

David W. Froesel, Jr.	56	Senior Vice President	March 4, 1996
		and Chief Financial Officer

Cheryl D. Hodges	55	Senior Vice President	February 8, 1994
		and Secretary

Mark G. Kobasuk	50	Vice President – General	June 20, 2006
		Counsel(6)

Jeffrey M. Stamps	48	Vice President and Senior	February 27, 2007
		Vice President – Field
		Operations / Director of
		Field Operations(7)

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.

(2)	Mr. Gemunder was appointed Chief Executive Officer of the Company on May 21, 2001, having served as the President and a principal executive officer of the Company since 1981.

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

(5)

Dr. Erwin was appointed Senior Vice President – Professional Services on September 28, 2006. From July 2000 – September 2006, Dr. Erwin served as Vice President – Health Care Systems Programs and President of Omnicare Senior Health Outcomes. Prior to that time, Dr. Erwin served Omnicare as Vice President – Health Systems Programs. Before joining Omnicare in 1997, Dr. Erwin served as Vice President for Professional Programs, and Professor of Clinical Pharmacy, Philadelphia College of Pharmacy and Science. In addition, he was on the faculty at the University of Georgia, where he specialized in geriatric pharmacotherapy and long-term care.

(6)	Mr. Kobasuk was appointed Vice President – General Counsel on June 20, 2006. Mr. Kobasuk was a partner of Taft, Stettinius and Hollister LLP from 1998 until June 2006.

(7)

Mr. Stamps was appointed corporate Vice President and Senior Vice President – Field Operations for the Company’s Pharmacy Operations Group in February 2007. From August 2005 until February 2007, he was corporate Vice President and Senior Vice President of the Central Division of the Pharmacy Operations Group. From 2001 until August 2005, he was Senior Regional Vice President – Eastern Region of the Pharmacy Operations Group.

PART II

ITEM 5.   -   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2007 and 2006.

	2007		2006

	High	Low	High	Low

First Quarter	$44.59	$38.00	$61.81	$48.96
Second Quarter	$41.40	$33.17	$57.80	$41.95
Third Quarter	$37.31	$29.30	$48.77	$42.56
Fourth Quarter	$35.11	$22.18	$45.62	$37.13

The number of holders of record of our Common Stock on January 31, 2008 was 2,440. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Stock Performance Graph

The following graph compares the cumulative total return for the last five years on a $100 investment (assuming dividend reinvestment) on December 31, 2002 in each of the Common Stock of the Company, the Standard & Poor’s 500 Stock Index, the OCR Peer Group Index and the S&P 500 Health Care Index.

	December 31,

	2002	2003	2004	2005	2006	2007

Omnicare, Inc.	$100.00	$169.97	$146.05	$241.85	$163.62	$96.89
S&P 500	100.00	128.68	142.67	149.65	173.28	182.81
S&P 500 Health Care Index	100.00	115.05	116.98	124.54	133.90	143.69
OCR Peer Group	100.00	109.84	125.34	175.24	190.68	211.93

The OCR Peer Group Index includes the following companies: AmerisourceBergen Corporation, Parexel International Corp., Pharmaceutical Product Development, Inc., PSS World Medical Inc., and Sunrise Senior Living, Inc. Beverly Enterprises, Inc. and Manor Care, Inc. have been excluded from the OCR Peer Group as they are no longer publicly traded companies. SEC Rules require that if an index is selected which is different from the index used in the immediately preceding fiscal year, the total return must be compared with both the newly selected index and the index used in the prior year. In the past, Omnicare has used a customized peer group index for this comparison. However, many of the companies included in the OCR Peer Group Index over time are no longer publicly traded companies. We believe the Standard and Poor’s 500 Health Care Index is a more appropriate index to compare us with other companies in our industry. After this year, the OCR Peer Group Index will no longer be included in the Stock Performance Graph.

Dividends

On February 14, 2008, the Board of Directors approved a quarterly cash dividend of $0.0225, for an indicated annual rate of $0.09 per common share for 2008, which is consistent with annual dividends paid per common share for the 2007 and 2006 years. It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, there can be no assurances as future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.

Stock Repurchases

A summary of Omnicare’s repurchases of the Company’s common stock during the quarter ended December 31, 2007 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2007	0	$—	—	—
November 1 - 30, 2007	22	29.10	—	—
December 1 - 31, 2007	16	22.31	—	—

Total	38	$26.19	—	—

(a)

During the fourth quarter of 2007, the Company purchased 38 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

Additional information regarding our equity compensation plans is included at Items 8 and 12 of this Filing.

ITEM 6.   -   SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Items 8 and 7, respectively, of this Filing.

Five-Year Summary of Selected Financial Data

Omnicare, Inc. and Subsidiary Companies

(in thousands, except per share data)

	For the years ended and at December 31,

	2007	2006	2005	2004		2003

INCOME STATEMENT DATA:(a)(b)

Net sales (c)	$6,220,010	$6,492,993	$5,292,782	$4,119,891		$3,499,174

Net income	$114,056	$183,572	$226,491	$236,011		$194,368

Earnings per common share data:
Basic	$0.96	$1.55	$2.19	$2.29		$1.97

Diluted	$0.94	$1.50	$2.10	$2.17	(d)	$1.89	(d)

Dividends per common share	$0.09	$0.09	$0.09	$0.09		$0.09

Weighted average number of common shares outstanding:
Basic	119,380	118,480	103,551	103,238		98,800

Diluted	121,258	122,536	108,804	112,819	(d)	107,896	(d)

BALANCE SHEET DATA (at end of period):(a)

Cash and cash equivalents	$274,448	$138,034	$215,421	$84,169		$187,413
Working capital (current assets less current liabilities)	1,803,990	1,872,427	1,360,391	1,082,297		920,328
Goodwill	4,342,169	4,225,011	4,029,482	2,003,223		1,690,558
Total assets	7,593,779	7,398,471	7,157,405	3,899,181		3,395,021
Long-term debt (excluding current portion), net of swap(e)(f)	2,820,751	2,955,120	2,719,392	1,234,067		1,082,677
Stockholders’ equity(e)	3,291,703	3,163,451	2,942,046	1,927,108		1,676,024

OTHER FINANCIAL DATA:(a)
Net cash flows from operating activities	$505,529	$108,520	$263,539	$168,858		$174,066
EBITDA(g)	455,346	599,991	601,951	498,732		440,603
Net cash flows used by investing activities	(196,888)	(126,872)	(2,646,103)	(415,973)		(678,049)
Capital expenditures(h)	(45,270)	(31,251)	(24,239)	(17,926)		(17,115)
Net cash flows from financing activities	(175,139)	(60,114)	2,514,759	144,442		549,902

See the related notes to Five-Year Summary of Selected Financial Data on the following pages.

(a)

Omnicare, Inc. (“Omnicare” or the “Company”) has had an active acquisition program in effect since 1989. See the “Acquisitions” note of the Notes to Consolidated Financial Statements for additional information concerning acquisitions that impact the comparability of our results.

(b)	The following aftertax charges are included in net income for the years ended December 31 (in thousands):

	2007		2006		2005		2004	2003

Call premium and write-off of unamortized debt issuance costs	$—		$—		$20,364	(1)	$—	$7,853
Restructuring and other related charges	17,300	(2)	18,758	(2)	11,760	(2)	—	—
Litigation and other related professional fees	26,380	(3)	100,507	(3)	—		—	—
Heartland matters	10,669	(3)	21,232	(3)	—		—	—
Other expense	—		3,918	(2)	—		—	—

Total	$54,349		$144,415		$32,124		$—	$7,853

(1) See the “Debt” note of the Notes to Consolidated Financial Statements.

(2) See the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

(3) See the “Commitments and Contingencies” note of the Notes to the Consolidated Financial Statements.

(c)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare has recorded reimbursements received for “out-of-pocket” expenses on a grossed-up basis in the income statement as net sales and cost of sales. EITF No. 01-14 relates solely to the Company’s contract research services business.

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

(g)

“EBITDA” represents earnings before interest (net of investment income), income taxes, depreciation and amortization. Omnicare uses EBITDA primarily as an indicator of the Company’s ability to service its debt, and believes that certain investors find EBITDA to be a useful financial measure for the same purpose. However, EBITDA does not represent net cash flows from operating activities, as defined by United States Generally Accepted Accounting Principles (“U.S. GAAP”), and should not be considered as a substitute for operating cash flows as a measure of liquidity. Omnicare’s calculation of EBITDA may differ from the calculation of EBITDA by others. The following is a reconciliation of EBITDA to net cash flow from operating activities for the years ended December 31 (in thousands):

	2007	2006	2005	2004	2003

EBITDA	$455,346	$599,991	$601,951	$498,732	$440,603
(Subtract)/Add:

Interest expense, net of investment income	(155,445)	(159,830)	(159,823)	(67,237)	(77,134)
Income tax provision	(72,442)	(136,924)	(135,315)	(139,188)	(116,081)

Changes in assets and liabilities, net of effects from acquisition of businesses	23,301	(358,528)	(219,333)	(226,715)	(165,442)

Provision for doubtful accounts	213,560	82,209	58,024	45,112	44,680
Deferred tax provision	41,209	81,602	110,280	58,154	43,685
Write-off of debt issuance costs	—	—	7,755	—	3,755

Net cash flows from operating activities	$505,529	$108,520	$263,539	$168,858	$174,066

(h)	Primarily represents the purchase of computer equipment and software; machinery and equipment; and furniture, fixtures and leasehold improvements.

ITEM 7.   -   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

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

Overview of 2007 and Consolidated Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,392,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2007. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. Omnicare’s pharmacy services also include distribution and product support services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

The following summary table presents consolidated net sales and results of operations of Omnicare for each of the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	For the years ended December 31,

	2007	2006	2005

Net sales	$6,220,010	$6,492,993	$5,292,782

Net income	$114,056	$183,572	$226,491

Earnings per share:
Basic	$0.96	$1.55	$2.19

Diluted	$0.94	$1.50	$2.10

EBITDA(a)	$455,346	$599,991	$601,951

(a)

“EBITDA” represents earnings before interest (net of investment income), income taxes, depreciation and amortization. Omnicare uses EBITDA primarily as an indicator of the Company’s ability to service its debt, and believes that certain investors find EBITDA to be a useful financial measure for the same purpose. However, EBITDA does not represent net cash flows from operating activities, as defined by U.S. GAAP, and should not be considered as a substitute for operating cash flows as a measure of liquidity. The Company’s calculation of EBITDA may differ from the calculation of EBITDA by others. See Five-Year Summary of Selected Financial Data for a reconciliation of EBITDA to net cash flows from operating activities, at Part II, Item 6 of this Filing.

The results for the year ended December 31, 2007 continued to be impacted by the unilateral reduction by UnitedHealth Group and its Affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in rates that resulted from United’s action reduced sales and operating profit for the year ended December 31, 2007 by approximately $131 million (approximately $81 million aftertax). The unilateral reduction in reimbursement rates began in April 2006; the impact on the year ended December 31, 2006 was approximately $68 million (approximately $43 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part I, Item 3 of this Filing.

Financial results for the year ended December 31, 2007 also reflects a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest, which was effective in the third quarter of 2006. Accordingly, the deconsolidation of these operations excluded net sales of approximately $112 million and $48 million for the years ended December 31, 2007 and 2006, respectively, but had no impact on earnings.

2007 vs. 2006

Total net sales for the year ended December 31, 2007 decreased to $6,220.0 million from $6,493.0 million in the comparable prior year period. Diluted earnings per share for the year ended December 31, 2007 were $0.94 versus $1.50 in the same prior year period. Net income for the year ended December 31, 2006 was $114.1 million versus $183.6 million earned in the comparable 2006 period. EBITDA totaled $455.3 million for the year ended December 31, 2007 as compared with $600 million for the same period of 2006.

Net sales for the year were unfavorably impacted by a lower number of beds served, the increased availability and utilization of generic drugs, the impact of the reduction in reimbursement under the United Part D contract, the deconsolidation of the pharmacy joint-venture operations and a shift in mix towards assisted living, partially offset by the favorable impact of drug price inflation, acquisitions, and growth in hospice and specialty pharmacy services as well as CRO Services revenues. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $1,538.6 million decreased $61.8 million for the full year 2007 from the same prior-year period amount of $1,600.4 million. Gross profit as a percentage of total net sales of 24.7% in the year ended December 31, 2007, increased from the 24.6% experienced during 2006.

Gross profit was favorably impacted in the 2007 period largely as a result of the increased availability and utilization of higher margin generic drugs, the continued integration of prior-period acquisitions, drug purchasing improvements, and year-over-year growth in specialty pharmacy services and CRO services, as well as the favorable year-over-year gross profit impact of the reduction in special items. Specifically, gross profit for the year ended December 31, 2007 included $14.8 million of incremental costs associated with the closure of the Company’s Heartland repackaging facility as compared to $27.7 million for the year ended December 31, 2006, as further described below. In addition, gross profit for the year ended December 31, 2006 included $10.3 million related to the Michigan Medicaid matter, as further discussed in the “Special Items” caption below. Offsetting these factors was the unfavorable gross profit impact of the aforementioned reduction in net sales, including the lower number of beds served, a reduction in reimbursement under the United Part D contract, as well as an increase in direct payroll costs.

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

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the year ended December 31, 2007 of $910.3 million were higher than the comparable prior-year amount of $887.4 million, by $22.9 million. Operating expenses as a percentage of net sales amounted to 14.6% in 2007, representing an increase from the 13.7% experienced in the comparable prior- year period. Operating expenses for the year ended December 31, 2007 were unfavorably impacted primarily by a $13.4 million increase in periodic pension costs, increased legal costs of $5.9 million, as well as the impact of recent acquisitions. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior period acquisitions, and productivity enhancements, including the restructuring program relating to the NeighborCare, Inc. (“NeighborCare”) acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A.

The provision for doubtful accounts for the year ended December 31, 2007 of $213.6 million was higher than the comparable prior year amount of $82.2 million, by $131.4 million. The year ended 2007 includes an incremental charge taken in the fourth quarter relating to customer bankruptcies and other legal action against a group of customers for, among other things, the collection of past due receivables, a revised assessment of the administrative and payment issues associated with Prescription Drug Plans under Medicare Part D, particularly relating to the aging of copays and rejected claims, and the resultant adoption by the Company of a modification in its policy with respect to payment authorization for dispensed prescriptions under Medicare Part D and other payors.

Investment income for the year ended December 31, 2007 of $8.7 million was lower than the $10.5 million earned in the comparable prior year period, primarily due to lower average invested balances versus the prior year.

Interest expense for the year ended December 31, 2007 of $164.2 million is lower than the $170.3 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $250 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”), in the latter half of 2006 and throughout 2007, partially offset by increased interest rates for variable rate loans.

The effective income tax rate was 38.8% in 2007, significantly lower than the prior-year rate of 42.7%, due primarily to certain nondeductible litigation costs recognized in the 2006 period. The effective tax rates in 2007 and 2006 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs).

Special Items

The year ended December 31, 2007 included the following charges, which primarily impacted the Pharmacy Services segment, and that management considers to be special items, as they are not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $27.9 million pretax ($17.3 million aftertax), $29.5 million of which related to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth, partially offset by a ($1.6) million credit adjustment to the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements. In addressing and resolving these issues, the Company continues to experience increased costs and as a result, the year ended December 31, 2007 included special charges of $17.2 million pretax (approximately $14.8 million and $2.4 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($10.7 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of December 31, 2007, no receivables for insurance recoveries have been recorded by the Company.

(iii) Operating income included special litigation charges of $42.5 million pretax ($26.4 million aftertax) for litigation-related professional fees in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions, the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party, and certain other larger customer disputes. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

Restructuring and Other Related Charges

Omnicare Full Potential Program

In the second quarter of 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model whereby certain key support and production functions will be transferred to regional support centers (“hubs”) specifically designed and managed to perform these tasks, with local pharmacies (“spokes”) focusing on time-sensitive services and customer-facing processes.

This program is expected to be completed over a multi-year period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $93 million over this implementation period. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $29 million and $17 million pretax (approximately $18 million and $11 million aftertax) during the years ended December 31, 2007 and 2006, respectively. The remainder of the overall restructuring charge will be recognized and disclosed prospectively as various phases of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $45 million to $50 million over the implementation period. The Company estimates that the initial phase of the program has led to a reduction in force of approximately 1,200 positions as of December 31, 2007, associated primarily with pharmacy operations. While the Company is working diligently to achieve the estimated savings as discussed above, there can be no assurances as to the ultimate outcome of the program, including the related timing thereof, due to the inherent risks associated with the implementation of a project of this magnitude and the related new technologies. Specifically, the potential inability to successfully mitigate implementation risks, including but not necessarily limited to, dependence on third-party suppliers and consultants for the timely delivery of technology as well as its performance at expected capacities, compliance with federal, state and local regulatory requirements; reliance on information technology and telecommunications support, timely completion of facility lease transactions and/or leasehold improvements, and the ability to obtain adequate staffing levels, individually or in the aggregate could affect the overall success of the program from a savings and/or timing standpoint.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

2005 Program

In the third quarter of 2005, the Company announced the implementation of consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives were related, in part, to the integration of NeighborCare. Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies were also identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. The consolidation activity and other productivity initiatives of the 2005 program resulted in the closure of 29 Omnicare facilities, of which 26 were pharmacy operations. Additionally, there was a net reduction in force of approximately 900 positions relating to the 2005 Program. Of this reduction in force, approximately 96% were in the pharmacy operations and the remaining reductions were at the corporate headquarters or the Company’s contract research operations. Restructuring activities in the contract research organization segment related primarily to facility lease obligations.

The Company generated in excess of $40 million in pretax savings from pharmacy closures and other consolidation and productivity initiatives implemented in connection with these activities. The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006, which related to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. Specifically, the Company recorded restructuring and other related charges of approximately $12 million and $19 million pretax during the years ended December 31, 2006 and 2005, respectively (approximately $8 million and $12 million aftertax, respectively). The restructuring liabilities associated with the 2005 Program were evaluated by the Company during the 2007 year, at which time it was determined that certain liabilities were no longer expected to be utilized as part of the activities remaining under the 2005 Program. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded adjustments in 2007 to reduce the employee severance and employee agreement buy-out liabilities by approximately $1.2 million and $0.4 million pretax, respectively.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

For a discussion regarding the Company’s outlook, please see the “Outlook” section of this MD&A.

Pharmacy Services Segment

	For the years ended December 31,

	2007	2006	2005

Net sales	$6,024,871	$6,321,141	$5,110,414

Operating income	$439,148	$560,991	$583,954

2007 vs. 2006

Omnicare’s Pharmacy Services segment recorded sales of $6,024.9 million for the year ended December 31, 2007, down from the 2006 amount of $6,321.1 million by $296.2 million, or 4.7%. At December 31, 2007, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,392,000 beds as compared with approximately 1,406,000 beds served at December 31, 2006. Pharmacy Services sales were unfavorably impacted by a lower number of beds served, the increased availability and utilization of generic drugs, the effects of the reduction in reimbursement under the United Part D contract, the aforementioned deconsolidation of the pharmacy joint-venture operations, and the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities. Partially offsetting these factors were drug price inflation, the impact of acquisitions, and year-over-year growth in hospice pharmacy and specialty pharmacy services. The company estimates that drug price inflation for its highest dollar volume products in 2007 was approximately 5% to 6%. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $439.1 million in 2007, a $121.9 million decrease as compared with the $561.0 million earned in 2006. As a percentage of the segment’s sales, operating income of 7.3% in 2007 was lower than the 8.9% in 2006. The decrease in operating income in 2007 is primarily attributable to a lower number of beds served, the unfavorable impact of the aforementioned reduction in the reimbursement rates under the United Part D contract, and the previously discussed increase in the provision for doubtful accounts of $131.4 million pretax. Partially offsetting these factors was the increased availability and utilization of higher margin generic drugs, drug purchasing improvements, the Company’s continued integration of prior-period acquisitions and productivity enhancements, including the restructuring program relating, in part, to the NeighborCare acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A, as well as the favorable year-over-year impact of the special items discussed below. Specifically, operating income of the Pharmacy Services segment included special pretax items of $79.8 million and $187.6 million in the years ended December 31, 2007 and December 31, 2006, respectively. Operating income in 2007 included the aforementioned special litigation charges of $42.5 million, restructuring and other related charges of approximately $20.1 million, and incremental costs associated with the closure of the Company’s Heartland repackaging facility of $17.2 million. Operating income in 2006 included the aforementioned special litigation charges of $125.1 million, a $6.1 million charge associated with retention payments for certain NeighborCare employees as required under the acquisition agreement, restructuring and other related charges of approximately $22.6 million, and incremental costs associated with the closure of the Company’s Heartland repackaging facility of $33.7 million.

CRO Services Segment

	For the years ended December 31,

	2007	2006	2005

Net sales	$195,139	$171,852	$182,368

Operating income	$10,378	$5,340	$1,561

2007 vs. 2006

Omnicare’s CRO Services segment recorded revenues of $195.1 million for the year ended December 31, 2007, an increase of $23.2 million, or 13.5%, from the $171.9 million recorded in the same prior year period. In accordance with EITF Issue No. 01-14, the Company included $31.7 million and $25.6 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2007 and 2006, respectively. Revenues for 2007 were higher than in the same prior year period primarily due to the commencement and ramp-up of projects that were awarded in 2006 and in the first half of 2007, exceeding project terminations and cancellations.

Operating income in the CRO Services segment was $10.4 million in 2007 compared with $5.3 million in 2006, an increase of $5.1 million. As a percentage of the segment’s revenue, operating income was 5.3% in 2007 compared with 3.1% in 2006. This increase is primarily attributable to the favorable impact of the aforementioned increase in revenues and cost reduction efforts. Backlog at December 31, 2007 of $314.3 million was $12.4 million higher than the December 31, 2006 backlog of $301.9 million.

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

The results for the year ended December 31, 2006 were also impacted by the unilateral reduction by United in the reimbursement rates paid by United to Omnicare under its pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in rates that resulted from United’s action reduced sales and operating profit for the year ended December 31, 2006 by approximately $68.2 million (approximately $43.3 million aftertax). This matter is currently the subject of litigation initiated by Omnicare in federal court. See further discussion at the “Legal Proceedings” section at Part I, Item 3 of this Filing.

The Company’s consolidated gross profit of $1,600.4 million increased $301.3 million for the full year 2006 from the same prior-year period amount of $1,299.1 million, due primarily to the increase in sales discussed in the “Pharmacy Services Segment” and “CRO Services Segment” captions below. Gross profit as a percentage of total net sales of 24.6% in the year ended December 31, 2006, was slightly higher than the 24.5% experienced during 2005. Positively impacting overall gross profit margin were the Company’s purchasing leverage associated with the procurement of pharmaceuticals, the increased use of generic drugs, the impact of productivity enhancements, a favorable payor mix shift (offset in large measure by the aforementioned United reimbursement rate reduction), cost savings associated with the integration of NeighborCare, and the addition of the higher-margin RxCrossroads, LLC (“RxCrossroads”) and excelleRx, Inc. (“excelleRx”) businesses. These favorable year-over-year factors were offset by competitive pricing pressures, Medicaid reimbursement reductions in late 2005 (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D), Part D transition expenses and special charges. Specifically, gross profit for the year ended December 31, 2006 was impacted by a special charge related to the quality control, product recall and fire issues at its Heartland repackaging facility, of which $27.7 million impacted gross profit, and the

Michigan Medicaid matter, of which $10.3 million impacted gross profit, as further discussed in “Special Charges” caption below. While progress has been made in addressing many of the Heartland matters, Omnicare continues to devote resources to the ongoing resolution of these matters and expects incremental expenses to continue until such time that the various matters are resolved. In order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

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

Omnicare’s operating expenses for the year ended December 31, 2006 of $887.4 million were higher than the comparable year amount of $700.6 million by $186.8 million, due primarily to the overall growth of the business, including the full year impact of the 2005 acquisitions, including NeighborCare, excelleRx and RxCrossroads. Operating expenses as a percentage of total net sales were 13.7% in 2006, representing an increase from the 13.2% experienced in the comparable prior-year period. Operating expenses for the year ended December 31, 2006 were unfavorably impacted by a $24.5 million increase in amortization and depreciation expenses, largely related to the 2005 acquisitions, $6.1 million pretax charge associated with retention payments for certain NeighborCare employees, $7.1 million pretax of additional equity-based compensation expense for stock options and stock awards related to the adoption of Statement of Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), increased legal and professional costs and the previously discussed temporary costs associated with the implementation of the new Medicare Part D drug benefit. The provision for doubtful accounts as a percent of net sales amounted to 1.3% in 2006, modestly higher than the 1.1% in the comparable prior-year period. Partially offsetting the increased operating expenses were the favorable impact of leveraging of fixed (e.g., rents) and variable (e.g., utilities) overhead costs over a larger sales base in 2006 than that which existed in 2005 and the Company’s continued productivity enhancements, including the ongoing restructuring program commenced in connection with the NeighborCare acquisition and the commencement of the “Omnicare Full Potential” Plan, as further discussed in “Restructuring and Other Related Charges” caption below. In addition, the year ended December 31, 2005 included $4.9 million pretax charge in connection with the legal settlement of certain contractual issues with two vendors, $3.0 million pretax charge for professional fees and expenses related to the first quarter 2005 trust PIERS exchange offering and the purchase of the Company’s 8.125% senior subordinated notes due 2011, and $1.1 million pretax charge for acquisition-related expenses.

Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to record compensation costs relating to equity-based payments in its financial statements. As previously mentioned, operating income for the year ended December 31, 2006 includes additional equity-based compensation expense for stock options and stock awards of approximately $7.1 million pretax (approximately $4.5 million aftertax) related to the adoption of SFAS 123R. See additional discussion at the “Critical Accounting Policies” section of this MD&A.

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

The effective income tax rate was 42.7% in 2006, significantly higher than the prior-year rate of 37.4% due primarily to certain nondeductible litigation costs recognized in the 2006 period, partially offset by the favorable effect of a fourth quarter 2006 increase in tax benefits associated primarily with certain state income tax net operating losses totaling approximately $5.0 million aftertax, as well as an overall reduction of the Company’s ongoing state effective tax rate in 2006. The effective tax rates in 2006 and 2005 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes, and various nondeductible expenses (including a portion of the aforementioned litigation costs).

Special Charges

The year ended December 31, 2006 included the following charges, which primarily impacted the Pharmacy Services segment, that management considers to be special charges, and not related to Omnicare’s ordinary course of business:

(i) Operating income included a special litigation charge of $57.5 million pretax ($45.3 million aftertax) to establish a settlement reserve relating to previously disclosed inquiries by the federal government and certain states relating to three generic pharmaceuticals provided by the Company, based on discussions between these government representatives, the Company and its legal counsel. As previously disclosed, the inquiries relate to the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet

(Buspirone). The Company made settlement payments of approximately $51.0 million in the fourth quarter of 2006 related to these matters. This special litigation charge represented the Company’s best estimate of the settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

(ii) On October 5, 2006, the Company announced it had reached a voluntary Settlement Agreement with the State of Michigan to resolve certain billing issues under the Michigan Medicaid program. The Company also announced that it reached an agreement in principle with the State of Michigan with respect to certain hospice claims. The year ended December 31, 2006 included a special litigation charge of $54.0 million pretax, including $10.3 million and $43.7 million recorded in the net sales and litigation charges lines of the Consolidated Statements of Income, respectively ($46.7 million aftertax), based on the terms of the settlement agreements. The Company paid $43.0 million related to the Michigan settlement in the fourth quarter of 2006. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

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

(iv) Operating income included restructuring and other related charges of approximately $29.6 million pretax ($18.8 million aftertax). Approximately $17.5 million of the pretax charge ($11.1 million aftertax) relates to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. The remaining $12.1 million of the pretax charge ($7.7 million aftertax) relates to the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare acquisition, as well as initiatives intended to streamline pharmacy services and contract research organization operations. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(v) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland, as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements. Addressing these issues served to increase costs and, as a result, the year ended December 31, 2006 included special charges of $33.7 million pretax (approximately $27.7 million and $6.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($21.2 million aftertax) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax, as well as

$14.8 million pretax for the incremental costs associated with the quality control, product recall and fire damage issues at Heartland. The Company maintains product recall, property and casualty, and business interruption insurance and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of December 31, 2006, no receivables for insurance recoveries have been recorded by the Company.

(vi) Operating income included a special charge of approximately $6.1 million pretax ($3.9 million after tax) associated with retention payments for certain NeighborCare employees as required under the acquisition agreement.

For a discussion regarding the Company’s outlook, please see the “Outlook” section of this MD&A.

Pharmacy Services Segment

2006 vs. 2005

Omnicare’s Pharmacy Services segment recorded sales of $6,321.1 million for the year ended December 31, 2006, exceeding the 2005 amount of $5,110.4 million by $1,210.7 million, or 23.7%. At December 31, 2006, Omnicare served long-term care facilities and other chronic care settings comprising approximately 1,406,000 beds as compared with approximately 1,452,000 beds served at December 31, 2005. Contributing in large measure to the year-over-year increase in sales was the completion of several acquisitions in 2005 and 2006, in particular, the acquisition of NeighborCare completed in the third quarter of 2005. Further, the acquisitions of excelleRx and RxCrossroads in August 2005 and the completion of 17 acquisitions in 2006 also contributed to the year-over-year sales increase. In addition, Pharmacy Services sales increased due to a favorable payor mix shift (offset in large measure by the aforementioned second quarter reduction in reimbursement rates under the United Part D contract) and drug price inflation. The Company estimates that drug price inflation for its highest dollar volume products in 2006 was approximately 5%. These positive factors were partially offset by a marked increase in the use of generic drugs, a lower number of beds served along with a bed mix shift, Medicaid reimbursement reductions in late 2005 (although the impact from Medicaid reimbursement cuts now is much lower than seen historically due to the shift in payor mix largely from Medicaid to Medicare Part D) and competitive pricing pressures. Also unfavorably impacting sales for the year ended December 31, 2006, was a change to the equity method of accounting for certain pharmacy joint venture operations in which the Company owns less than a 100% interest. Accordingly, the deconsolidation of these operations excluded net sales of approximately $48 million but had no impact on earnings. While the Company is focused on reducing the impact of competitive pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not continue to impact the Pharmacy Services segment.

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

The NeighborCare acquisition provided opportunities to achieve economies of scale and cost synergies. The Company implemented an integration plan under which the processes have been put in place to achieve such savings in the purchasing of pharmaceuticals, the elimination of redundant functions and the consolidation of facilities in overlapping geographic territories.

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

Impact of Inflation

As previously mentioned, the Company estimates that drug price inflation for its highest dollar volume products in each of the three years ended December 31, 2007 approximated 5% to 6%, which tends to impact sales and costs of sales at approximately the same level. Therefore, inflation has not materially affected Omnicare’s net income, inasmuch as government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2007 were $277.6 million compared with $141.8 million at December 31, 2006 (including restricted cash amounts of $3.2 million and $3.8 million, respectively).

The Company generated positive net cash flows from operating activities of $505.5 million during the year ended December 31, 2007, compared with net cash flows from operating activities of $108.5 million and $263.5 million during the years ended December 31, 2006 and 2005, respectively. Partially contributing to net cash flows from operating activities during the year ended December 31, 2007 were operating results during the period. Further, year-over-year cash flow was impacted by the favorable cash flow trend in accounts receivable and accounts payable on operating cash flows. Cash flow from operations for 2006 was impacted by cash payments of $104.2 million related to the litigation matters and $12.5 million related to the Heartland matters. See further discussion of these matters at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements. This unfavorable 2006 impact was partially offset by the first quarter of 2006 return of a deposit of approximately $38.3 million from one of the Company’s drug wholesalers. Cash flow from operations for 2006 also included the return of a $44.0 million deposit from another of the Company’s drug wholesalers in connection with a change in terms to more frequent, weekly payments. The impact of these more frequent payments on cash flow in 2006 slightly more than offset the $44.0 million return of the deposit. Operating cash flows in 2007 were used primarily for acquisition-related payments, debt payments, capital expenditures, dividend payments, and to increase the Company’s cash position as compared with December 31, 2006.

Net cash used by investing activities was $196.9 million, $126.9 million and $2.6 billion in 2007, 2006 and 2005, respectively. Acquisitions of businesses required outlays of $151.1 million (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) in 2007 relating to 20 acquisitions, which were primarily funded by operating cash flows. Acquisitions of businesses during 2006 and 2005 required cash payments of $94.3 million and $2.6 billion, respectively, (including amounts payable pursuant to acquisition agreements relating to pre-2006 and pre-2005 acquisitions, respectively), which were primarily funded by proceeds from long-term debt borrowings, proceeds from the issuance of common stock, invested cash and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program, as well as capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities was $175.1 million for the year ended December 31, 2007, as compared to $60.1 million for the year ended December 31, 2006. During 2007, the Company paid down $150.0 million on the Term Loans. Borrowings on the revolving credit facility totaled approximately $95 million during 2007 and were completely repaid prior to the end of the period. During 2006, the Company paid down $100 million on the Term Loans. Net cash provided by financing activities was $2.5 billion for the year ended December 31, 2005. Borrowings during 2005 were primarily related to the Company entering into the new $3.4 billion Credit Agreement (“Credit Agreement”) during the third quarter of 2005, primarily to provide interim financing for the NeighborCare, excelleRx and RxCrossroads transactions. The Credit Agreement consisted of a $1.9 billion 364-day loan facility, a five year $800 million revolving credit facility due 2010 and a five year $700 million senior term A loan facility due 2010. Proceeds from the Credit Agreement were also utilized to retire the Company’s old revolving credit facility and old term A loan, resulting in net payments on these two borrowings of $305.4 million during the year ended December 31, 2005. On December 15, 2005, the Company completed a major refinancing undertaken primarily to provide long-term financing for the NeighborCare, excelleRx and RxCrossroads transactions. Total gross proceeds from the refinancing were approximately $2.5 billion from the issuance of $225 million of 6.75% senior subordinated notes due 2013, $525 million of 6.875% senior subordinated notes due 2015, $977.5 million of 3.25% convertible senior debentures due 2035, and $765.9 million of

Omnicare common stock (excluding gross proceeds of approximately $51 million received in January 2006 from the underwriters of the common stock offering exercising their option in part to purchase an additional 850,000 shares of common stock at $59.72 per share). The net proceeds from the refinancing were primarily utilized to pay off the interim financing provided by the $1.9 billion 364-day loan facility and the purchase of approximately $366 million of the Company’s 8.125% senior subordinated notes due 2011 pursuant to a tender offer and consent solicitation. See further discussion of the Company’s financing activities at the “Debt” note of the Notes to Consolidated Financial Statements.

At December 31, 2007, there were no outstanding borrowings on the $800 million revolving credit facility, and $450 million in borrowings were outstanding on the Term Loans. As of December 31, 2007, the Company had approximately $24.2 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On February 14, 2008, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2008, which is consistent with annual dividends paid per common share for the 2007, 2006 and 2005 years. Aggregate dividends of $11.0 million paid during 2007 were consistent with the $10.9 million paid in 2006, and modestly higher than the $9.5 million paid in 2005, due to the late 2005 and early 2006 common stock offering, as further discussed at the “Public Offering of Common Stock” note of the Notes to Consolidated Financial Statements.

There were no known material commitments and contingencies outstanding at December 31, 2007, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable, as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. The Company believes that external sources of financing are readily available and will access them as deemed appropriate (although no assurances can be given regarding the Company’s ability to obtain additional financing in the future on acceptable terms and conditions).

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of December 31, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,823,102	$—	$500,602	$—	$2,322,500
Capital lease obligations(a)	8,831	3,192	4,273	906	460
Operating lease obligations	170,495	47,835	62,413	26,015	34,232
Purchase obligations(b)	93,494	72,924	11,220	9,350	—
Other current obligations(c)	378,054	378,054	—	—	—
Other long-term obligations(d)	379,376	—	149,334	22,018	208,024

Subtotal	3,853,352	502,005	727,842	58,289	2,565,216
Future interest relating to debt and capital lease obligations(e)	1,779,445	143,727	271,867	224,438	1,139,413

Total contractual cash obligations	$5,632,797	$645,732	$999,709	$282,727	$3,704,629

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

(d)

Other long-term obligations are largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities, the obligation associated with the interest rate Swap Agreement discussed below, as well as accruals relating to uncertain tax positions.

(e)

Represents estimated future pretax interest costs based on the stated fixed interest rate of the debt, or the variable interest rate in effect at period end for variable interest rate debt. The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures. To the extent that any debt would be paid off by Omnicare prior to the stated due date or refinanced, the estimated future interest costs would change accordingly. Further, these analyses do not consider the effects of potential changes, if any, in the Company’s credit rating.

As of December 31, 2007, the Company had approximately $24.2 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

As of December 31, 2007, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures. Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

As of December 31, 2007, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at December 31, 2007 include $450.0 million outstanding under the variable-rate Senior term A loan, due 2010, at an interest rate of 6.1% at December 31, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.5 million per year); $50.6 million borrowed on a variable-rate term loan, due 2010, at an interest rate of 7.03% at December 31, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.5 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 6.74% at December 31, 2007 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $8 million at December 31, 2007, based on an estimate obtained from an outside advisor, is recorded as a noncurrent liability and a reduction to the book carrying value of the related 6.125% Senior Notes. At December 31, 2007, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31,

	2007		2006

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$230,000	$250,000	$241,300
6.75% senior subordinated notes, due 2013	225,000	212,600	225,000	221,900
6.875% senior subordinated notes, due 2015	525,000	486,900	525,000	520,400
4.00% junior subordinated convertible debentures, due 2033	345,000	246,700	345,000	372,200
3.25% convertible senior debentures, due 2035	977,500	703,800	977,500	830,900

Embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. In addition, the 3.25% Convertible Debentures include an interest reset provision. The embedded derivatives are periodically valued by a third-party advisor, and at period end, the values of the derivatives embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future consolidated results of operations, financial position or cash flows.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of these financial statements, Omnicare management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the related disclosure of commitments and contingencies. On a regular basis, the Company evaluates the estimates used, including those related to its provision for doubtful accounts, contractual allowances, inventory valuation, impairment of goodwill, insurance accruals, pension obligations, income taxes, stock-based compensation, legal and regulatory contingencies, and other operating allowances and accruals. Management bases its estimates on a combination of factors, including historical experience, current conditions, feedback from outside advisors where feasible, and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. The Company’s significant accounting policies are summarized in the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

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

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors. Since billing functions for a portion of the Company's revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (oftentimes approved for reimbursement once additional information is provided to the payor). For the remaining portion of the Company's revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims. The Company evaluates several criteria in developing the estimated contractual allowances for billed, unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2007 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position and cash flows.

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

Allowance for Doubtful Accounts

Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance, cash flows and financial condition. Omnicare’s primary collection risk relates to facility, private pay and Part D customers. The Company provides a reserve for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Omnicare establishes this allowance for doubtful accounts using the specific identification approach, and considering such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. Management reviews this allowance for doubtful accounts on an ongoing basis for appropriateness. Judgment is used to assess the collectibility of account balances and the economic ability of customers to pay.

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable”; and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 84 days at December 31, 2007, which was lower than the December 31, 2006 DSO of approximately 86 days. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivables (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) for copays and rejected claims. As of December 31, 2007, copays outstanding from Part D Plans were approximately $39 million, of which approximately $19 million relates to 2006. Additionally, as of December 31, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Unfavorably impacting the overall DSO, as well as the increase in the 181 days and over past due accounts receivable balance, is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers. On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $83 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of December 31, 2007, of which approximately $75 million is past due based on applicable payment terms (a significant portion of which is not reserved). The $83 million represents approximately five days of the overall DSO at December 31, 2007. Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s consolidated results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of December 31, 2007 was $334.1 million, compared with $191.0 million at December 31, 2006. These allowances for doubtful accounts represented 19.5% and 11.2% of gross receivables (net of contractual allowances) as of December 31, 2007 and 2006, respectively. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall consolidated results of operations, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of December 31, 2007 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $17.1 million pretax.

The following table is an aging of the Company’s December 31, 2007 and 2006 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2007

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$390,663	$167,116	$557,779
Facility payors	527,879	347,551	875,430
Private Pay payors	126,480	124,958	251,438
CRO	25,702	—	25,702

Total gross accounts receivable (net of contractual allowance adjustments)	$1,070,724	$639,625	$1,710,349

	December 31, 2006

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$538,950	$95,910	$634,860
Facility payors	556,881	244,731	801,612
Private Pay payors	160,503	98,179	258,682
CRO	18,160	—	18,160

Total gross accounts receivable (net of contractual allowance adjustments)	$1,274,494	$438,820	$1,713,314

Patient charges pending approval from Medicare, Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end. Once an approval to bill Medicare, Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicare, Medicaid or third-party receivable amount is recorded. The Company’s policy is to resolve accounts receivable with pending status as soon as practicable. Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2007.

Omnicare has standard policies and procedures for collection of its accounts receivable. The Company’s collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, the use of an in-house national collections department or outside collection agencies, and potentially mediation/arbitration or litigation when accounts are considered unresponsive. Omnicare’s collection efforts primarily relate to its facility and private pay customers, as well as efforts to collect/rework Medicare Part D copays and rejected claims. When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the national credit and collections department includes the exposed balance in its allowance for doubtful accounts requirements. At such time that a balance is definitively deemed to be uncollectible by Omnicare management (including the national credit and collections department), collections agencies and/or outside legal counsel, the balance is manually written off against the allowance for doubtful accounts. At December 31, 2007, except for the accounts receivable matters separately disclosed in this Filing, the Company does not have a significant portion of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

Given the Company’s experience, management believes that the aggregate reserves for potential losses are adequate, but if any of the Company’s larger customers were to unexpectedly default on their obligations to Omnicare, the Company’s overall allowances for doubtful accounts may prove to be inadequate. In particular, if economic conditions worsen, the payor mix shifts significantly, additional Part D payment issues arise, or the Company’s customers’ reimbursement rates are adversely affected, impacting

Omnicare’s customers’ ability to pay their bills, management may adjust the allowance for doubtful accounts accordingly, and the Company’s accounts receivable collections, cash flows, financial position and results of operations would then be, potentially, adversely affected.

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

The Company’s assessment of goodwill impairment is largely dependent on estimates of future cash flows at the aggregated reporting unit level, and a weighted-average cost of capital. The estimates of these future cash flows are based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis is performed. Further, they require management’s subjective judgments and take into account assumptions about overall growth rates and increases in expenses. To the extent the book carrying value of the assets would exceed their fair value; an impairment loss may be necessary. Changes in the estimates of future cash flows or weighted-average cost of capital due to unforeseen events and circumstances could cause Omnicare’s analysis to indicate that goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of the Company’s goodwill, which could be material to the Company’s financial position, results of operations or cash flows.

Insurance Accruals

Omnicare is self-insured for certain employee health insurance claims. The Company manages its health insurance risk by obtaining individual and aggregate stop-loss coverage in the amount of $150,000 per claim and 125% of expected aggregate claims, or approximately $47 million for the 2007 year. Additionally, Omnicare insures all of its property and casualty programs (including worker’s compensation and professional liability) in excess of self-insured retentions, or deductibles, on the various policies of insurance (which range from between $50,000 and $1,000,000 per claim, depending on the type of coverage). Omnicare closely monitors and continually evaluates its historical claims experience, and obtains input from third-party insurance and valuation professionals, to estimate the appropriate level of accrual for its self-

insured programs, including the aforementioned deductibles. These accruals include provision for incurred, as well as incurred but not yet reported, claims. In developing its self-insurance accrual estimates, the Company’s liability calculation also considers the historical claim lag periods and current payment trends of insurance claims (generally approximately 2 months for health, and 48-60 months for all other coverages). A change in the historical claim lag period assumption by one month for health insurance claims would affect health insurance expense by approximately $3.2 million pretax. A change in the historical claim lag period by one month for property and casualty insurance claims would affect property and casualty insurance expense by approximately $0.7 million pretax.

Although significant fluctuations may occur in the short-term due to unforeseen events potentially resulting in atypical claims experience, the Company’s historical claims experience, coupled with its stop-loss coverages, has consistently supported management’s assumption that this methodology provides for reasonable insurance expense estimates and accruals over a long-term period.

Employee Benefit Plans

For certain of its employee benefit plans, the Company utilizes estimates in developing its actuarial assumptions (including such items as the expected rate of return on plan assets, discount rate, mortality rates, and the assumed rate of compensation increase, among other items), and relies on actuarial computations to estimate the future potential liability, expense and funding requirements associated with these benefits. While it is required that the actuarial assumptions be reviewed each year as of the measurement date of December 31, the actuarial assumptions generally do not change between measurement dates. During Omnicare’s annual review, generally near the beginning of the fiscal year, the Company reviews and updates these assumptions, and considers historical experience, current market conditions and input from its third-party advisors, including any changes in interest rates, in making these assumptions. These actuarial assumptions and estimates attempt to anticipate future events, and if assessed differently, or if they materially vary from actual results due to changing market and economic conditions, could have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. However, a one percentage point change in any of the individual aforementioned assumptions used to calculate the Company’s pension obligation, holding all other assumptions constant, is not expected to have a material impact on the Company’s consolidated operating results.

Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”), the Company estimates its current and deferred tax assets and liabilities, including those relating to acquired subsidiaries, based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, as well as the realization of deferred tax assets (including those relating to net operating losses). The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized.

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

The Company also reviews its tax liabilities, including those relating to acquired subsidiaries, giving consideration to the relevant authoritative guidance, including SFAS 109 and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return. Under FIN 48, recognition and measurement are considered discrete events. The recognition threshold is met when it is determined a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Omnicare operates in a significant number of states and tax jurisdictions with varying tax laws. The Company is subject to both federal and state audits of tax returns in the normal course of business. While the Company believes it has provided adequately for tax liabilities in its consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on Omnicare’s consolidated financial position, results of operations or cash flows. If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience tax losses. Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential tax gains. A one percentage point change in the Company’s overall 2007, 2006 and 2005 effective tax rates would impact tax expense and net income by $1.9 million, $3.2 million and $3.6 million, respectively.

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

The Company uses the Black-Scholes options pricing model to determine the fair value of stock options on the grant date, which is affected by Omnicare’s stock price as well as assumptions regarding a number of complex and subjective variables, as further discussed below. These variables include Omnicare’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, the risk-free interest rate and the stock’s dividend yield. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding and is estimated giving consideration primarily to historical stock option exercise experience. The expected volatility is based on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options. The risk-free interest rate used in the option valuation model is based on United States Treasury Strip (“stripped coupon interest”) issues with remaining terms similar to the expected term of the stock options. The expected dividend yield is based on the current Omnicare stock yield. The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods as necessary to reflect any changes in actual forfeiture experience. Omnicare uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period. Considering the importance of each of the above assumptions in the calculation of fair value, the Company re-evaluates the estimate of these assumptions on a quarterly basis. While the Company believes its stock option fair value calculations are materially accurate, a one percentage point change in any of the individual aforementioned assumptions, holding all other assumptions constant, is not expected to have a material impact on the fair value calculated by the Company.

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

Oftentimes, these inspections, audits and inquiries relate to prior periods, including periods predating Omnicare’s actual ownership of a particular acquired unit. The Company is also involved with various legal actions arising in the normal course of business. Each quarter, the Company reviews, including consultation with its outside legal advisors where applicable, the status of inspections, audits, inquiries, legal claims and legal proceedings and assesses its potential financial exposure. If the potential loss from any of these is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss, in accordance with SFAS 5. To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, the low end of the range is accrued, as required by GAAP. Because of inherent uncertainties related to these matters, the use of estimates, assumptions, judgments and external factors beyond the Company’s control, accruals are based on the best information available at the time. As additional information becomes available, Omnicare reassesses the potential liability related to any pending inspections, audits, inquiries, claims and litigation and may revise its estimated exposure upward or downward accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s consolidated financial statements.

Information pertaining to legal proceedings is further discussed at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

Information pertaining to recently issued accounting standards is further discussed at the “Recently Issued Accounting Standards” section of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

Outlook

Historically, the Company has derived approximately one-half of its revenues directly from government sources and one-half from the private sector (including individual residents, third-party insurers, long-term care and other institutional health care facilities and its contract research organization business).

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

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $12.2 billion in fiscal year 2009 and $178 billion over five years. Among other things, the budget would provide no annual update for SNFs in 2009 through 2011 and a -0.65 percent adjustment to the update annually thereafter. In addition, the budget would apply a “sequester” of -0.4 percent to all Medicare provider payments when general fund contributions exceed 45 percent of program spending. The sequester order would increase each year by -0.4 percent until general revenue funding is brought back to 45 percent. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The Administration also proposes to achieve savings by issuing regulations to adjust for case mix distribution in the SNF payment system. In addition, the budget proposal would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Many provisions of the proposed Bush budget would require Congressional action to implement. In addition, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. Note that while the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

Under the Medicare Part D prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand-alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Effective January 1, 2006, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their prescription drug costs covered by the new Medicare drug benefit. Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs. In 2007, approximately 42% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who do not affirmatively enroll in a Part D Plan are automatically enrolled into a Prescription Drug Plan (“PDP”) by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and to offer an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. Moreover, the Company may as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) for copays and rejected claims. As of December 31, 2007, copays outstanding from Part D Plans were approximately $39 million, of which approximately $19 million relates to 2006. Additionally, as of December 31, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. The Company is also pursuing legal actions against certain Part D payors to collect outstanding copays. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D drug benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that, beginning in 2007, Part D sponsors must have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued reporting requirements for 2008 which, among other things, require disclosure of rebates provided to long-term care pharmacies at a more detailed level. The Company has agreed with various Plan sponsors and their agents with respect to the format, terms and conditions for providing such information and the Company intends to continue to work with other sponsors with respect to providing such information.

CMS continues to issue guidance on and make revisions to the Part D program. The Company is continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding program for 10 geographic areas beginning July 1, 2008 (a delay from the previously-announced implementation date of April 1, 2008). The Company has submitted bids for nine competitive bidding areas. Awards are expected to be announced in February 2008. In addition, in January 2008, CMS announced the 70 locations in which the second round of competitive bidding will be conducted later in 2008. The expanded program will apply to eight product categories, again including oxygen supplies and equipment and enteral nutrients, equipment and supplies. Bid prices will take effect sometime in 2009. CMS also has announced that all existing DMEPOS suppliers will need to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers are subject to earlier accreditation deadlines. The Company intends to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over five years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule establishes a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promotes transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establishes a uniform definition for AMP. Additionally, the final rule provides that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits will be delayed until further notice. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on the Company’s business.

President Bush’s fiscal year 2009 budget proposal includes a series of proposals impacting Medicaid, including legislative and administrative changes that would reduce Medicaid payments by more than $18 billion over five years. Among other things, the proposed budget would further reduce the federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP and replace the “best price” component of the Medicaid drug rebate formula with a budget-neutral flat rebate. Many of the proposed policy changes would require congressional approval to implement. While the Company has endeavored to adjust to these types of funding pressures in the past, there can be no assurance that these or future changes in Medicaid payments to nursing facilities, pharmacies, or managed care systems, or their potential impact on payments under agreements with Part D Plans, will not have an adverse impact on its business.

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing same. On June 6, 2007 the Court granted preliminary approval to an amended settlement agreement. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First Databank’s price list, the parties entered into a similar settlement agreement, and the Court granted preliminary approval of the agreement on June 21, 2007, and granted amended preliminary approval of the agreement on August 21, 2007. On January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlement. The court heard various objections to the proposed settlement and indicated that it would not approve the settlement as proposed. The court asked the parties to report back to it by February 5, 2008 with respect to various of the issues raised, and whether the settlement might be revised and additional evidence might be introduced to address these issues. As of February 27, 2008, the case docket did not indicate that any such reports have been provided by the parties to the court. The Company is monitoring these cases for further developments and evaluating potential implications and/or actions that may be required. If a revised settlement or other resolution of the cases is proposed, the Company will evaluate the potential impact of such settlement or other resolution on the Company at that time, including any adverse effect on the Company’s reimbursement for drugs and biologicals and any actions that may be taken to offset or otherwise mitigate such impact.

Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Medicare Part D program; and the long-term financing of the Medicare and Medicaid programs. Given competing national priorities, it remains difficult to predict the outcome and impact on the Company of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,”

“anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare, pharmaceutical and contract research industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D plan sponsors or to the proportion of the Company’s Part D business covered by specific contracts; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with our Corporate Integrity Agreements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is set forth in the “Quantitative and Qualitative Disclosures about Market Risk” caption at Part II, Item 7, of this Filing.

ITEM 8. -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule

All other financial statement schedules are omitted because they are not applicable or because the required information is shown elsewhere in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. Furthermore, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement plans in 2006.

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

PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 27, 2008

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	For the years ended December 31,

	2007	2006	2005

Net sales	$6,220,010	$6,492,993	$5,292,782

Cost of sales	4,666,621	4,864,966	3,993,717
Heartland matters (Note 15)	14,788	27,663	—

Gross profit	1,538,601	1,600,364	1,299,065
Selling, general and administrative expenses	910,294	887,426	700,633
Provision for doubtful accounts (Note 1)	213,560	82,209	58,024
Restructuring and other related charges (Note 13)	27,883	29,562	18,779
Litigation and other related professional fees (Note 15)	42,516	114,778	—
Heartland matters (Note 15)	2,405	6,063	—

Operating income	341,943	480,326	521,629

Investment income	8,715	10,453	5,787
Interest expense	(164,160)	(170,283)	(165,610)

Income before income taxes	186,498	320,496	361,806

Income tax provision	72,442	136,924	135,315

Net income	$114,056	$183,572	$226,491

Earnings per share:
Basic	$0.96	$1.55	$2.19

Diluted	$0.94	$1.50	$2.10

Weighted average number of common shares outstanding:
Basic	119,380	118,480	103,551

Diluted	121,258	122,536	108,804

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except share data)

	December 31,

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$274,448	$138,034
Restricted cash	3,155	3,777
Accounts receivable, less allowances of $334,061 (2006-$191,048)	1,376,288	1,522,266
Unbilled receivables, CRO	24,855	21,949
Inventories	448,183	449,671
Deferred income tax benefits	126,239	94,231
Other current assets	202,982	194,900

Total current assets	2,456,150	2,424,828

Properties and equipment, at cost less accumulated depreciation of $311,422 (2006-$286,157)	199,449	200,425
Goodwill	4,342,169	4,225,011
Identifiable intangible assets, less accumulated amortization of $115,042 (2006-$80,095)	323,637	319,588
Rabbi trust assets for settlement of pension obligations	123,035	83,184
Other noncurrent assets	149,339	145,435

Total noncurrent assets	5,137,629	4,973,643

Total assets	$7,593,779	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371,020	$262,918
Accrued employee compensation	32,696	33,864
Deferred revenue, CRO	22,068	26,434
Current debt	3,192	5,371
Other current liabilities and income taxes payable	223,184	223,814

Total current liabilities	652,160	552,401

Long-term debt, notes and convertible debentures	2,820,751	2,955,120
Deferred income tax liabilities	449,789	384,989
Other noncurrent liabilities	379,376	342,510

Total noncurrent liabilities	3,649,916	3,682,619

Total liabilities	4,302,076	4,235,020

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 124,599,300 shares issued (2006-124,269,500 shares issued)	124,599	124,269
Paid-in capital	1,917,062	1,885,529
Retained earnings	1,397,831	1,300,550
Treasury stock, at cost-2,827,300 shares (2006-2,805,000 shares)	(89,791)	(86,755)
Accumulated other comprehensive income	(57,998)	(60,142)

Total stockholders’ equity	3,291,703	3,163,451

Total liabilities and stockholders’ equity	$7,593,779	$7,398,471

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands)

	For the years ended December 31,

	2007	2006	2005

Cash flows from operating activities:
Net income	$114,056	$183,572	$226,491
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	54,857	57,110	44,741
Amortization	58,546	62,555	35,581
Provision for doubtful accounts	213,560	82,209	58,024
Deferred tax provision	41,209	81,602	110,280
Write-off of debt issuance costs	—	—	7,755
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(41,381)	(361,538)	(163,126)
Inventories	13,391	24,023	(70,797)
Deposits with drug wholesalers	617	82,418	(4,063)
Other current and noncurrent assets	(64,853)	(1,685)	(27,951)
Accounts payable	107,383	(144,893)	36,958
Accrued employee compensation	(808)	360	(748)
Deferred revenue	(4,366)	1,577	612
Current and noncurrent liabilities and income taxes payable	13,318	41,210	9,782

Net cash flows from operating activities	505,529	108,520	263,539

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(151,135)	(94,346)	(2,620,380)
Capital expenditures	(45,270)	(31,251)	(24,239)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	291	(1,321)	(1,523)
Other	(774)	46	39

Net cash flows used by investing activities	(196,888)	(126,872)	(2,646,103)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	95,000	158,000	3,560,000
Payments on line of credit facilities and term A loan	(245,000)	(258,000)	(3,165,385)
Proceeds from long-term borrowings and obligations	—	63	1,769,084
Payments on long-term borrowings and obligations	(5,734)	(14,921)	(369,034)
Fees paid for financing arrangements	—	(3,482)	(51,743)
Change in cash overdraft balance	(3,580)	12,264	4,999
Proceeds from stock offering, net of issuance costs	—	49,239	742,932
(Payments) for and proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	(8,966)	(2,751)	33,455
Excess tax benefits from stock-based compensation	4,112	10,411	—
Dividends paid	(10,971)	(10,937)	(9,549)

Net cash flows from financing activities	(175,139)	(60,114)	2,514,759

Effect of exchange rate changes on cash	2,912	1,079	(943)

Net increase (decrease) in cash and cash equivalents	136,414	(77,387)	131,252
Cash and cash equivalents at beginning of year	138,034	215,421	84,169

Cash and cash equivalents at end of year	$274,448	$138,034	$215,421

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2005	$106,580	$1,038,671	$910,973	$(54,931)	$(65,591)	$(8,594)	$1,927,108
Dividends paid ($0.09 per share)	—	—	(9,549)	—	—	—	(9,549)
Stock acquired/issued for benefit plans	—	600	—	487	—	—	1,087
Issuance of common stock	12,825	727,876	—	—	—	—	740,701
Exercise of stock options and warrants	2,680	70,377	—	(16,993)	—	—	56,064
Stock awards, net of amortization/forfeitures	534	23,959	—	(6,981)	(11,313)	—	6,199

Subtotal	122,619	1,861,483	901,424	(78,418)	(76,904)	(8,594)	2,721,610

Net income	—	—	226,491	—	—	—	226,491
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	(1,735)	(1,735)
Unrealized depreciation in fair value of investments	—	—	—	—	—	(1,317)	(1,317)
Equity adjustment for minimum pension liability	—	—	—	—	—	(3,003)	(3,003)

Comprehensive income (loss)	—	—	226,491	—	—	(6,055)	220,436

Balance at December 31, 2005	122,619	1,861,483	1,127,915	(78,418)	(76,904)	(14,649)	2,942,046
Deferred compensation adjustment per adoption of SFAS 123R (Note 9)	—	(76,904)	—	—	76,904	—	—
Dividends paid ($0.09 per share)	—	—	(10,937)	—	—	—	(10,937)
Stock acquired/issued for benefit plans	—	3,596	—	6,743	—	—	10,339
Issuance of common stock	850	48,793	—	—	—	—	49,643
Stock option and warrant exercises and amortization/forfeitures	453	20,600	—	(572)	—	—	20,481
Stock awards, net of amortization/forfeitures	347	27,961	—	(14,508)	—	—	13,800

Subtotal	124,269	1,885,529	1,116,978	(86,755)	—	(14,649)	3,025,372

Net income	—	—	183,572	—	—	—	183,572
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	1,188	1,188
Unrealized depreciation in fair value of investments	—	—	—	—	—	(713)	(713)
Equity adjustment for minimum pension and long-term care plan liabilities	—	—	—	—	—	(8,902)	(8,902)

Comprehensive income (loss)	—	—	183,572	—	—	(8,427)	175,145

Adjustment to initially apply SFAS No. 158, net of tax (Note 10)	—	—	—	—	—	(37,066)	(37,066)

Balance at December 31, 2006	124,269	1,885,529	1,300,550	(86,755)	—	(60,142)	3,163,451

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2006	124,269	1,885,529	1,300,550	(86,755)	—	(60,142)	3,163,451
Cumulative FIN 48 adjustment (Note 11)			(5,804)				(5,804)
Dividends paid ($0.09 per share)	—	—	(10,971)	—	—	—	(10,971)
Stock acquired/issued for benefit plans	—	292	—	9,248	—	—	9,540
Stock option exercises and amortization/forfeitures	85	6,509	—	—	—	—	6,594
Stock awards, net of amortization/forfeitures	245	24,732	—	(12,284)	—	—	12,693

Subtotal	124,599	1,917,062	1,283,775	(89,791)	—	(60,142)	3,175,503

Net income	—	—	114,056	—	—	—	114,056
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	2,183	2,183
Unrealized appreciation in fair value of investments	—	—	—	—	—	3,823	3,823
Amortization of pension benefit costs	—	—	—	—	—	7,085	7,085
Actuarial loss on pension obligations	—	—	—	—	—	(10,552)	(10,552)
Equity adjustment for long-term care plan liabilities	—	—	—	—	—	(395)	(395)

Comprehensive income	—	—	114,056	—	—	2,144	116,200

Balance at December 31, 2007	$124,599	$1,917,062	$1,397,831	$(89,791)	$—	$(57,998)	$3,291,703

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities and other chronic care settings comprising approximately 1,392,000 beds in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2007. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the U.S. Omnicare’s pharmacy services also include distribution and product support services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005. Omnicare consolidates entities in which the Company is the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). FIN 46R requires variable interest entities to be consolidated if the Company is subject to a majority of the risk of loss from the entity’s activities or entitled to receive a majority of the entity’s returns, including residual returns. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

For cash and cash equivalents, restricted cash, accounts receivable and unbilled receivables, the net carrying value of these items approximates their fair value. The fair value of restricted funds held in trust for settlement of the Company’s employee benefit obligations is based on quoted market prices of the investments held by the trustee. For accounts payable, the carrying value approximates fair value. At December 31, 2007, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates. The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31,

	2007		2006

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$230,000	$250,000	$241,300
6.75% senior subordinated notes, due 2013	225,000	212,600	225,000	221,900
6.875% senior subordinated notes, due 2015	525,000	486,900	525,000	520,400
4.00% junior subordinated convertible debentures, due 2033	345,000	246,700	345,000	372,200
3.25% convertible senior debentures, due 2035	977,500	703,800	977,500	830,900

During 2003, the Company entered into an interest rate swap agreement on all $250.0 million of its aggregate principal amount of the 6.125% senior subordinated notes. The fair value of the interest rate swap agreement of approximately $8 million and $19 million at December 31, 2007 and 2006, respectively, reduced the book carrying value of the 6.125% senior subordinated notes. The interest rate swap agreement obligation is recorded in the “Other noncurrent liabilities” line in the Consolidated Balance Sheets.

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

The Company establishes allowances for doubtful accounts based on various factors, including historical credit losses and specifically identified credit risks. Management reviews the allowances for doubtful accounts on an ongoing basis for appropriateness. For the years ended December 31, 2007, 2006 and 2005, no single customer accounted for 10% or more of revenues. The Company generally does not require collateral from its customers relating to the extension of credit in the form of accounts receivable balances.

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 42% of the Company’s revenues in 2007 were generated under the Part D program. The Company estimates that approximately 35% of these Part D revenues relate to patients enrolled in Part D prescription drug plans sponsored by United Health Group and its affiliates (“United”). Prior to the implementation of the new Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. The Company may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) for copays and rejected claims. As of December 31, 2007, copays outstanding from Part D Plans were approximately $39 million, of which approximately $19 million relates to 2006. Additionally, as of December 31, 2007, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $83 million (excluding interest, and prior to any allowances for doubtful accounts) is owed to the Company by this group of customers as of December 31, 2007, of which approximately $75 million is past due based on applicable payment terms (a significant portion of which is not reserved).

The provision for doubtful accounts for the year ended December 31, 2007 of $213.6 million was higher than the comparable prior year amount of $82.2 million, by $131.4 million. The year ended 2007 includes an incremental charge taken in the fourth quarter relating to customer bankruptcies and other legal action against a group of customers for, among other things, the collection of past due receivables, a revised assessment of the administrative and payment issues associated with Prescription Drug Plans under Medicare Part D, particularly relating to the aging of copays and rejected claims, and the resultant adoption by the Company of a modification in its policy with respect to payment authorization for dispensed prescriptions under Medicare Part D and other payors.

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

In 2007, approximately one-half of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs. These programs include primarily federal Medicare Part D and, to a lesser extent, the state Medicaid programs. The remainder of Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers. A portion of these revenues also was indirectly dependent on government programs. The table below represents the Company’s approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2007	2006	2005

Private pay, third-party and facilities (a)	43%	43%	47%
Federal Medicare program (Part D & Part B) (b)	43%	42%	1%
State Medicaid programs	10%	12%	46%
Other sources (c)	4%	3%	6%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies under Part B totaling 1% in each of the 2007, 2006 and 2005 years.

(c)	Includes our contract research organization.

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

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements, technology assets, and trademarks and trade names, all originating from business combinations accounted for as purchase transactions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is no longer amortized but is instead reviewed at the aggregate reporting unit level for impairment using a fair value based approach at least annually. SFAS 142 requires the Company to assess whether there is an indication that goodwill is impaired, and requires goodwill to be tested between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its book carrying amount. The Company’s assessments to date have indicated that goodwill has not been impaired. Intangible assets that are being amortized under SFAS 142 are amortized over their useful lives, ranging from three to 15 years.

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

The book carrying amount of the Company’s property and casualty accrual available for self-insured retentions and deductibles, at December 31, 2007 and 2006, was $14.5 million and $14.1 million, respectively. The discount rate utilized in the computation of the property and casualty accrual balance at December 31, 2007 and 2006, based on consultation with the Company’s valuation advisors and giving consideration to anticipated claim lag periods, was 5.0% and 4.7%, respectively.

Revenue Recognition

Revenue is recognized by Omnicare when products or services are delivered or provided to the customer.

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors. Since billing functions for a portion of the Company's revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (oftentimes approved for reimbursement once additional information is provided to the payor). For the remaining portion of the Company's revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims. The Company evaluates several criteria in developing the estimated contractual allowances for billed, unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2007 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position or cash flows.

Patient co-payments are associated with certain state Medicaid programs, Medicare Part B, Medicare Part D and certain third-party payors and are typically not collected at the time products are delivered or services are rendered, but are billed to the individual as part of the Company’s normal billing procedures. These co-payments are subject to the Company’s normal accounts receivable collections procedures.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to the adoption of SFAS 123R, the Company accounted for stock incentive plans under the recognition and measurement principles of APB 25, and related Interpretations (intrinsic value method). Historically, stock option awards have been granted with an exercise price at least equal to the fair market value of Company stock upon grant. As a result, no stock-based employee compensation cost for stock options was reflected in net income prior to the adoption of SFAS 123R.

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

Operating income for the year ended December 31, 2007 and 2006 includes additional share-based compensation expense of approximately $4.1 million and $4.3 million before taxes for stock options, and $2.7 million and $2.8 million before taxes for stock awards, respectively. See the “Stock-Based Employee Compensation” note for further information regarding the stock-based compensation assumptions and expenses, including pro forma disclosures for the comparable prior-year period as if the Company had recorded stock-based compensation expense under SFAS 123.

Delivery Expenses

Omnicare incurred expenses totaling approximately $196.9 million, $190.2 million and $142.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, to deliver the products sold to its customers. Delivery expenses are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

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

Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not, and a valuation allowance is established for deferred tax assets which do not meet this threshold.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) adjustments at December 31, 2007 and 2006, net of aggregate applicable tax benefits of $40.2 million and $34.9 million, respectively, by component and in the aggregate, follow (in thousands):

	December 31,

	2007	2006

Cumulative foreign currency translation adjustments	$3,888	$1,705
Unrealized gain (loss) on fair value of investments	2,400	(1,423)
Pension and post employment benefits	(64,286)	(60,424)

Total accumulated other comprehensive loss adjustments, net	$(57,998)	$(60,142)

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and stockholders’ equity at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and amounts reported in the accompanying notes to consolidated financial statements. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts and contractual allowance reserve; the net carrying value of inventories; acquisition-related accounting including goodwill and other indefinite-lived intangible assets, and the related annual impairment assessments; accruals pursuant to the Company’s restructuring initiatives; employee benefit plan assumptions and reserves; stock-based compensation; various other operating allowances and accruals (including employee health, property and casualty insurance accruals and related assumptions); and current and deferred tax assets, liabilities and provisions. Actual results could differ from those estimates depending upon the resolution of certain risks and uncertainties.

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; other contingent liabilities; loss or delay of contracts pertaining to the Company’s CRO Services segment for regulatory or other reasons; currency fluctuations between the U.S. dollar and other currencies; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company’s financial instruments, including the swap agreement and other derivative instruments; changes in employee benefit plan assumptions and reserves; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; the outcome of the Company’s annual goodwill and other identifiable intangible assets assessments; variations in costs or expenses; and changes in accounting rules and standards.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. On February 6, 2008, the FASB decided to defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. The Company does not expect SFAS 157 to have a material impact on its consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measure at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions; and requires the acquirer to disclose to investors and all other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its future consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

Reclassifications

Certain reclassifications of prior-year amounts have been made to conform with the current-year presentation.

Note 2 – Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time-to-time the Company may acquire other businesses, such as pharmacy consulting companies, specialty pharmacy companies, medical supply and service companies, hospice pharmacy companies and companies providing distribution and product support services for specialty pharmaceuticals, as well as contract research organizations, which complement the Company’s core businesses.

During 2007, the Company completed 20 acquisitions (all of which were in the Pharmacy Services segment) of businesses, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required cash payments of approximately $151 million (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) in 2007. During 2006, the Company completed 17 acquisitions (all of which were in the Pharmacy Services segment) of businesses, none of which were individually significant to the Company. Acquisitions of businesses required cash payments of approximately $94 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions) in 2006. During 2005, the Company completed 18 acquisitions (all of which were in the Pharmacy Services segment) of businesses. Acquisitions of businesses required cash payments of approximately $2.6 billion (including amounts payable pursuant to acquisition agreements relating to pre-2005 acquisitions) in 2005. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. Omnicare engages an independent valuation firm to assist with the identification and valuation of other identifiable intangible assets in connection with the purchase price allocation of certain acquisitions. The Company continues to evaluate the tax effects and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions, and accordingly, the goodwill balance is preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

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

In connection with the purchase of NeighborCare, the Company acquired amortizable intangible assets comprised of customer relationship and non-compete agreement assets totaling $134 million and $4.4 million, respectively. Amortization periods for customer relationship and non-compete agreement intangible assets are 11.0 years and 2.6 years, respectively, and 10.7 years on a weighted-average basis. As of December 31, 2007, the Company has recorded goodwill totaling approximately $1.8 billion (of which approximately $404 million is tax deductible) in connection with the NeighborCare acquisition. During the years ended December 31, 2007, 2006 and 2005, the Company paid approximately $6 million, $35 million and $11 million, respectively, related to NeighborCare exit and employee termination costs. Further discussion of goodwill and other intangible assets is included in the “Goodwill and Other Intangible Assets” note below.

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

The pro forma information is presented for illustration purposes only and does not purport to be indicative of the combined results of operations that actually would have occurred if the acquisition of NeighborCare had been effected at the date indicated, or to project future financial condition or results of operations for any future period. The pro forma information presented above gives effect only to historical results and certain estimated historical adjustments (primarily interest costs and intangible asset amortization expense, net of taxes), and does not reflect any pro forma synergies not yet realized subsequent to the acquisition date.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether or not certain future events occur. The agreements also typically include provisions containing a number of representations and covenants by the seller, and provide that if those representations are found not to have been true or if those covenants are violated, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the related agreement. Amounts contingently payable through 2008, primarily representing payments originating from earnout provisions, total approximately $55 million as of December 31, 2007 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made. The amount of cash paid for acquisitions of businesses in the Consolidated Statements of Cash Flows represents acquisition-related payments made in each of the years of acquisition, as well as acquisition-related payments made during each of the years pursuant to acquisition transactions entered into in prior years.

Note 3 – Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,

	2007	2006

Cash	$109,630	$109,682
Money market funds	12,134	6,526
U.S. government-backed repurchase agreements	152,684	21,826

	$274,448	$138,034

Repurchase agreements represent investments in U.S. government-backed treasury issues at December 31, 2007 and 2006, under agreements to resell the securities to the counterparty. The term of the repurchase agreements usually span overnight, but in no case is longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the counterparty.

Note 4 – Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,

	2007	2006

Land	$3,646	$3,646
Buildings and building improvements	13,424	10,864
Computer equipment and software	250,714	239,126
Machinery and equipment	140,305	134,699
Furniture, fixtures and leasehold improvements	102,782	98,247

	510,871	486,582
Accumulated depreciation	(311,422)	(286,157)

	$199,449	$200,425

Note 5 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of January 1, 2006	$3,952,472	$77,010	$4,029,482
Goodwill acquired in the year ended December 31, 2006	17,905	—	17,905
Other	163,858	13,766	177,624

Balance as of December 31, 2006	4,134,235	90,776	4,225,011
Goodwill acquired in the year ended December 31, 2007	102,238	—	102,238
Other	13,641	1,279	14,920

Balance as of December 31, 2007	$4,250,114	$92,055	$4,342,169

The “Other” captions above include the settlement of acquisition matters relating to prior-year acquisitions, (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible asset valuations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate solely to the CRO Services segment and one pharmacy located in Canada that is included in the Pharmacy Services segment. During the year ended December 31, 2006, the Company recorded an increase in goodwill and a corresponding increase in deferred tax liabilities in the amount of approximately $135 million related to book and tax basis differences in the stock of subsidiaries acquired in the acquisition of NeighborCare (Pharmacy Services segment), as required under SFAS No. 109 (reflected in Other above).

The Company performed its annual goodwill impairment assessment for the years ended December 31, 2007 and 2006 and concluded that goodwill had not been impaired.

The table below presents the Company’s other identifiable intangible assets at December 31, 2007 and 2006, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

	December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship assets	$350,753	$(90,369)	$260,384
Trademark and trade names	29,580	—	29,580
Non-compete agreements	41,041	(19,331)	21,710
Technology assets	16,900	(5,054)	11,846
Other	405	(288)	117

Total	$438,679	$(115,042)	$323,637

	December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship assets	$327,086	$(60,462)	$266,624
Trademark and trade names	29,300	—	29,300
Non-compete agreements	31,292	(16,364)	14,928
Technology assets	11,600	(2,994)	8,606
Other	405	(275)	130

Total	$399,683	$(80,095)	$319,588

Pretax amortization expense related to identifiable intangible assets was $35.1 million, $34.9 million and $22.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Omnicare’s trademark and trade names constitute identifiable intangible assets with indefinite useful lives based upon their expected useful lives and the anticipated effects of obsolescence, demand, competition and other factors per the requirements of SFAS 142. Accordingly, these trademarks and trade names are not amortized, but are reviewed annually for impairment. The Company performed its annual assessment for the years ended December 31, 2007 and 2006, and concluded that these assets had not been impaired.

Estimated annual pretax amortization expense for intangible assets subject to amortization at December 31, 2007 for the next five fiscal years is as follows (in thousands):

Year ended December 31,	Amortization Expense

2008	$35,651
2009	35,451
2010	35,342
2011	34,207
2012	32,394

Note 6 – Leasing Arrangements

The Company has operating leases that cover various operating and administrative facilities and certain operating equipment. In most cases, the Company expects that these leases will be renewed, or replaced by other operating leases, in the normal course of business. There are no significant contingent rentals in the Company’s operating leases. Omnicare, Inc. routinely guarantees many of the lease obligations of its subsidiaries in the normal course of business.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of December 31, 2007 (in thousands):

Year ended December 31,

2008	$47,835
2009	36,595
2010	25,818
2011	14,613
2012	11,402
Later years	34,232

Total minimum payments required	$170,495

Total rent expense under operating leases for the years ended December 31, 2007, 2006 and 2005 were $74.7 million, $70.8 million and $58.7 million, respectively.

Note 7 – Debt

A summary of debt follows (in thousands):

	December 31,

	2007	2006

Revolving loans, due 2010	$—	$—
Term loan, due 2010	50,602	42,911
Senior term A loan, due 2010	450,000	600,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	8,831	14,127

Subtotal	2,831,933	2,979,538
Less interest rate swap agreement	(7,990)	(19,047)
Less current portion of debt	(3,192)	(5,371)

Total long-term debt, net	$2,820,751	$2,955,120

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of December 31, 2007 (in thousands):

Year ended December 31,

2008	$3,192
2009	3,044
2010	501,831
2011	869
2012	37
Later years	2,322,960

Total debt payments	$2,831,933

Total cash interest payments made for the years ended December 31, 2007, 2006 and 2005 were $156.0 million, $162.4 million and $129.8 million (which excludes early redemption fees of $17.9 million paid in 2005 in connection with the repurchase of approximately 98% of the 8.125% senior subordinated notes, due 2011, as discussed below), respectively. As of December 31, 2007, the Company had approximately $24.2 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

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

During the third quarter of 2005, the Company entered into a $3.4 billion Credit Agreement (the “Credit Agreement”) consisting of the aforementioned $1.9 billion 364-day loan facility, with original maturity dates spanning from July 26, 2006 through August 17, 2006 (the “364-Day Loans”), an $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”), and a $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans was payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. The 364-Day Loans were repaid in full in late 2005 with proceeds from the 2005 Common Stock Offering, the 6.75% Senior Notes, the 6.875% Senior Notes, and the 3.25% Convertible Debentures, as further described below. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate. The interest rate on the Revolving Loans and the Term Loans was 6.1% at December 31, 2007. The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

The Company primarily used the net proceeds from the Credit Agreement to repay outstanding borrowings, as of July 28, 2005, under a former 2003 credit facility totaling $123.1 million for a term A loan and $181 million for revolving credit facility loans (the “2003 Credit Facilities”), and for certain acquisitions, primarily NeighborCare (see the “Acquisitions” note for additional discussion). As of December 31, 2007, there was $450 million outstanding under the Term Loans, and no amount was drawn under the Revolving Loans.

In connection with the execution of the Credit Agreement, the Company has deferred debt issuance costs of $11.7 million. Interest expense in 2005 included a pretax charge of approximately $8.7 million ($5.5 million aftertax) in connection with the write-off of certain deferred financing fees related to the refinancing of the Company’s 2003 term A loan and revolving credit facility, the expensing of certain debt issuance costs related to the Term Loans and the Revolving Loans, and debt costs related to the 364-Day loans. The Company amortized to expense approximately $2.6 million of the $11.7 million deferred debt issuance costs during each of the years ended December 31, 2007 and 2006, and approximately $1.0 million during the year ended December 31, 2005. Also, during the year ended December 31, 2005, the Company amortized to expense approximately $1.4 million of deferred debt issuance costs related to the 2003 Credit Facilities.

In addition to the new Credit Agreement, the Company had additional borrowings in 2005 of approximately $43 million, primarily consisting of a note payable carrying a five-year term and a variable interest rate of 7.03% per annum as of December 31, 2007.

8.125% Senior Subordinated Notes

During 2001, the Company completed the issuance, at par value, of $375 million of 8.125% senior subordinated notes due 2011. In connection with the issuance of the 8.125% Senior Notes, the Company deferred $11.1 million in debt issuance costs, of which approximately $0.03 million and $1.1 million was amortized to expense during the years ended December 31, 2006 and 2005, respectively.

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

6.125% Senior Subordinated Notes

The Company completed, during the second quarter of 2003, its offering of $250 million of 6.125% senior subordinated notes due 2013. In connection with the issuance of the 6.125% Senior Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.7 million was amortized to expense in each of the three years ended December 31, 2007, 2006 and 2005, respectively. The 6.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

In connection with its offering of the 6.125% Senior Notes, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with respect to all $250 million of the aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate (including the 2.27% spread) was 6.74% as of December 31, 2007. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $8 million at December 31, 2007, based on an estimate received from an outside advisor, is recorded in the “Other noncurrent liabilities” line of the Consolidated Balance Sheets, and as a reduction to the book carrying value of the related 6.125% Senior Notes.

6.75% Senior Subordinated Notes

On December 15, 2005, Omnicare completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013. In connection with the issuance of the 6.75% Senior Notes, the Company deferred $4.6 million in debt issuance costs, of which approximately $0.6 million was amortized to expense in each of the years ended December 31, 2007 and 2006, and $0.02 million for the year ended December 31, 2005. The 6.75% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

6.875% Senior Subordinated Notes

On December 15, 2005, Omnicare completed its offering of $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015. In connection with the issuance of the 6.875% Senior Notes, the Company deferred $10.7 million in debt issuance costs, of which approximately $1.0 million was amortized to expense in each of the years ended December 31, 2007 and 2006, and $0.04 million for the year ended December 31, 2005. The 6.875% Senior

Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

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

Original 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures (the “Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Company common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. In this circumstance, the holder of the convertible debenture will receive 0.125 percent of the average trading price during the predetermined period. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2007, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

Series B 4.00% Junior Subordinated Convertible Debentures

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of the New Trust PIERS, plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS. Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (the “New 4.00% Debentures”) issued by the Company with a stated maturity of June 15, 2033. The Company has fully and unconditionally guaranteed the securities of the New Trust. Subsequent to the completion of the exchange offering and at period end, the Company has $333,766,950 of New 4.00% Debentures outstanding.

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

As of December 31, 2007 and 2006, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the December 31, 2007 and 2006 Consolidated Balance Sheets.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.1 million in debt issuance costs, of which approximately $0.4 million was amortized to expense in each of the years ended December 31, 2007, 2006 and 2005. The year ended December 31, 2005 included a special charge to operating expenses totaling $1.8 million pretax in connection with the issuance of the New Trust PIERS.

3.25% Convertible Senior Debentures

On December 15, 2005, Omnicare completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035, including the exercise in full by the underwriters of their option to purchase additional debentures. The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter or during any five consecutive trading days period if, during each of the previous five consecutive trading days, the trading price of the convertible debentures for each day was less than 98 percent of the then current conversion price. The 3.25% Convertible

Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances, up to a rate not to exceed 1.99 times the original 3.25 percent interest rate per year. The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures. Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision. The embedded derivatives are periodically valued by a third-party advisor, and at December 31, 2007, the values of the derivatives embedded in the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows. In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred approximately $26.9 million in debt issuance costs, of which approximately $2.7 million was amortized to expense for the years ended December 31, 2007 and 2006, and $0.1 million in the year ended December 31, 2005.

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

Note 9 – Stock-Based Compensation

At December 31, 2007, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described more fully below.

Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders.

Stock-Based Compensation Plans

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

Under these plans, stock options vest and become exercisable at varying points in time, ranging up to four years in length, and have terms that generally span ten years from the grant date. Stock option awards are granted with an exercise price at least equal to the fair market value of Company stock upon grant. Omnicare’s policy is to issue new shares upon stock option exercise. Certain stock option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

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

Stock Awards

Non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically a seven-year period (with a greater proportion vesting in the latter years), or five to ten-year periods (vesting on a straight-line basis). Unrestricted stock awards are granted annually to all members of the Board of Directors, and non-employee directors also receive non-vested stock awards that generally vest on the third anniversary of the date of grant. The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

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

The expected term of stock options granted represents the period of time that the stock options are expected to be outstanding and is estimated based primarily on historical stock option exercise experience. The expected volatility is based primarily on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options. The risk-free interest rate used in the option valuation model is based on United States Treasury Strip (“stripped coupon interest”) issues with remaining terms similar to the expected term of the stock options. The expected dividend yield is based on the current Omnicare stock yield. The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods as necessary to reflect any changes in actual forfeiture experience. Omnicare uses historical data to estimate pre-vesting stock option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period.

The assumptions used to value stock options granted during the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Expected volatility	30%	30%	31%
Risk-free interest rate	3.5%	4.6%	4.2%
Expected dividend yield	0.2%	0.2%	0.2%
Expected term of options (in years)	4.7	4.6	5.0
Weighted average fair value per option	$10.93	$13.25	$18.88

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

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the year ended December 31, 2007 is approximately $4.1 million and $19.9 million, respectively, and $4.3 million and $20.7 million before taxes for the year ended December 31, 2006, respectively.

The following table illustrates the effect on net income and earnings per share, for the year ended December 31, 2005, as if the Company had accounted for share-based payment transactions under the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123” (“SFAS 148”) (in thousands, except per share data):

For the year ended December 31, 2005

Net income, as reported	$226,491
Add: Stock-based compensation expense (stock awards) included in reported net income, net of related tax effects	7,277
Deduct: Total stock-based compensation expense (stock options and awards) determined under fair value based method, net of related tax effects	(34,023)

Pro forma net income	$199,745

Earnings per share:
Basic – as reported	$2.19

Basic – pro forma	$1.93

Diluted – as reported	$2.10

Diluted – pro forma	$1.85

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than an operating cash flow, totaling approximately $4.1 million and $10.4 million for the year ended December 31, 2007 and 2006. This requirement serves to reduce net operating cash flows and increase net financing cash flows in the period of adoption and thereafter. Total overall cash flows remain unchanged from what would have otherwise been reported prior to this change in classification.

Prior to the adoption of SFAS 123R, the Company recorded a contra-equity balance for the unearned (deferred) compensation cost related to nonvested restricted stock awards. SFAS 123R required that this balance be charged against additional paid-in capital upon adoption. As a result, the December 31, 2005 balance in deferred compensation of $76.9 million was charged against paid-in capital upon adoption of SFAS 123R effective January 1, 2006, with no overall change to total stockholders’ equity.

As of December 31, 2007, there was approximately $70 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately 4.2 years. The total grant date fair value of shares vested during the year ended December 31, 2007 related to stock awards and stock options was approximately $18.9 million and $3.6 million, respectively.

General Stock Option Information

A summary of stock option activity under the plans for the years ended December 31, 2007, 2006 and 2005 is presented below (in thousands, except exercise price data):

	2007		2006		2005

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	7,663	$31.34	7,309	$29.84	8,413	$24.99
Options granted	125	33.40	878	40.94	1,192	52.77
Options exercised	(85)	23.66	(449)	24.77	(2,194)	24.05
Options forfeited	(444)	42.63	(75)	37.13	(102)	28.86

Options outstanding, end of year	7,259	30.78	7,663	31.34	7,309	29.84

Options exercisable, end of year	5,952	$27.74	5,627	$26.17	5,148	$24.11

The total exercise date intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $1.3 million, $13.6 million and $38.9 million, respectively.

The following summarizes information about stock options outstanding and exercisable as of December 31, 2007 (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$7.72-$15.45	1,284	1.51	$15.31	1,284	1.51	$15.31
15.46-23.17	1,057	3.32	18.72	1,057	3.32	18.72
23.18-30.90	2,054	5.55	27.24	1,961	5.44	27.24
30.91-38.61	504	2.50	36.29	403	0.90	36.58
38.62-61.79	2,360	7.69	46.50	1,247	7.06	46.15

$7.72-$61.79	7,259	4.99	$30.78	5,952	4.25	$27.74

General Restricted Stock Award Information

A summary of nonvested restricted stock awards for the years ended December 31, 2007, 2006 and 2005 is presented below (in thousands, except fair value data):

	2007		2006		2005

	Shares	Weighted Average Grant Date Price	Shares	Weighted Average Grant Date Price	Shares	Weighted Average Grant Date Price

Nonvested shares, beginning of year	2,617	$34.56	2,967	$29.80	3,031	$26.04
Shares awarded	239	38.70	344	56.15	530	41.84
Shares vested	(699)	27.01	(659)	24.43	(579)	21.18
Shares forfeited	(54)	44.74	(35)	33.60	(15)	27.59

Nonvested shares, end of year	2,103	$37.27	2,617	$34.56	2,967	$29.80

When granted, the cost of nonvested stock awards is deferred and amortized to expense over the requisite service period (generally the vesting period). Unrestricted stock awards are expensed during the year granted. During 2007, 2006 and 2005, the amount of pretax compensation expense related to stock awards was $19.9 million, $20.7 million and $11.6 million, respectively.

Note 10 – Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company’s acquisitions. The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”). The Company matches employee contributions in varying degrees (either in shares of the Company’s common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents. Expense relating primarily to the Company’s matching contributions for these defined contribution plans for the years ended December 31, 2007, 2006 and 2005 was $6.8 million, $6.9 million and $6.0 million, respectively.

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

The Qualified Plan is funded with an irrevocable trust, which consists of assets held in the Vanguard Intermediate Term Treasury Fund Admiral Shares fund (“Vanguard Fund”), a mutual fund holding U.S. Treasury obligations. In addition, the Company has established rabbi trusts, which are also held in the Vanguard Fund, to provide for retirement obligations under the EBP and SPP. The Company’s general approach is to fund its pension obligations in accordance with the funding provisions of ERISA.

Components of Net Periodic Pension Cost and Other Amounts
Recognized in Other Comprehensive Income (Pre-tax)
(in thousands):

	For the years ended December 31,

	2007	2006	2005

Net Periodic Pension Cost (Pre-tax):
Service cost	$4,348	$2,245	$1,788
Interest cost	8,204	4,173	3,190
Amortization of deferred amounts (primarily prior actuarial losses)	11,607	4,362	3,266
Return on assets	(189)	(176)	(204)

Net periodic pension cost	23,970	10,604	8,040

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income (Pre-tax):
Net loss (gain)	17,002	N/A	N/A
Amortization of net gain (loss)	(11,583)	N/A	N/A
Amortization of prior service cost	(24)	N/A	N/A
Adjustment for minimum pension liability included in other comprehensive income (pre-FAS 158)	N/A	13,099	7,647

Total recognized in other comprehensive income	5,395	13,099	7,647

Total recognized in net periodic pension cost and other comprehensive income	$29,365	$23,703	$15,687

The estimated amount of net loss in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost during the 2008 year is approximately $14.7 million.

The actuarial assumptions used to calculate net periodic pension costs for years ended December 31 were as follows:

	2007	2006	2005

Discount rate	5.80%	5.50%	5.75%
Rate of increase in compensation levels	23.00%	13.00%	10.00%
Expected rate of return on assets	6.00%	6.00%	7.00%

The actuarial assumptions used to calculate the benefit obligations at the end of plan year were as follows:

	2007	2006	2005

Discount rate	5.80%	5.80%	5.50%
Rate of increase in compensation levels	25.00%	23.00%	13.00%
Expected rate of return on assets	6.00%	6.00%	6.00%

The discount rate assumption was determined giving consideration primarily to the Citigroup Pension Liability Index (as well as the Moody’s Aa Corporate Bond Index in prior years), and consultation with the Company’s outside employee benefit plan actuary professionals. It should be noted that the actuarial calculation is highly dependent upon the stock price on the date(s) of stock award vesting and, accordingly, can fluctuate significantly with changes in Omnicare’s stock price. For example, the rate of increase in compensation levels actuarial assumption was impacted in 2006 largely as a result of the timing of certain restricted stock award grant annual vestings which occurred earlier in the 2006 year at a time when Omnicare’s stock price was trading near the higher end of the calendar year trading range. The expected rate of return on assets was estimated based primarily on the historical rate of return on intermediate-term U.S. Government securities.

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

Obligations and Funded Status
(in thousands):

	For the years ended December 31,

	2007		2006

Change in Plan Assets:
Fair value of plan assets at end of prior year	$3,179		$2,983
Actual return on plan assets	314		85
Employer contributions	167		202
Benefits paid	(99)		(91)

Fair value of plan assets at end of year	$3,561	(1)	$3,179	(1)

Change in Projected Benefit Obligation:
Projected benefit obligation at end of prior year	$144,335		$77,835
Service cost	4,348		2,245
Interest cost	8,204		4,173
Actuarial loss	17,127		60,173
Benefits paid	(99)		(91)

Projected benefit obligation at end of year	$173,915		$144,335

Funded Status:
Projected benefit obligation in excess of plan assets	$(170,354	)(1)	$(141,156	)(1)

Accumulated Benefit Obligation at end of year	$106,243		$86,798

(1)

In addition to the irrevocable trust assets presented in the table above, the Company has invested additional funds for settlement of the Company’s pension obligations in rabbi trusts, which totaled $123.0 million and $83.2 million as of December 31, 2007 and 2006, respectively. Since rabbi trust assets do not serve to offset the Company’s pension obligation for accounting purposes per U.S. GAAP, the funded status above has been reflected as the difference between the projected benefit obligation for all plans and the irrevocable trust plan assets of the Qualified Plan.

The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk.

Amounts Recognized in the Consolidated Balance
Sheets Consist of (in thousands):

	For the years ended December 31,

	2007	2006

Current liabilities	$8,805	$6,103
Noncurrent liabilities	161,549	135,053

Total	$170,354	$141,156

Amounts Recognized in Accumulated Other
Comprehensive Income (Pretax) Consist of:

Net loss	$102,303	$96,884
Prior service cost	14	38

Total	$102,317	$96,922

Information for Pension Plans with an Accumulated
Benefit Obligation in excess of Plan Assets
(in thousands):

	For the years ended December 31,

	2007	2006

Qualified Plan:
Projected benefit obligation	$4,215	$4,062
Accumulated benefit obligation	4,215	4,062
Fair value of plan assets (1)	3,561	3,179

EBP Plan:
Projected benefit obligation	162,196	134,196
Accumulated benefit obligation	94,524	76,659
Fair value of plan assets (1)	—	—

SPP Plan:
Projected benefit obligation	7,504	6,077
Accumulated benefit obligation	7,504	6,077
Fair value of plan assets (1)	—	—

Grand Totals:
Projected benefit obligation	173,915	144,335
Accumulated benefit obligation	106,243	86,798
Fair value of plan assets (1)	3,561	3,179

(1)	See “Obligations and Funded Status” table of this note for further discussion.

The estimated aggregate contributions to the rabbi trusts expected to be funded during the year ended December 31, 2008, relating to the Company’s pension obligations and based on the actuarial assumptions in place at year end 2007, are not anticipated to be significant. Additionally, no funding is anticipated to be necessary relating to the Qualified Plan.

Projected benefit payments, which reflect expected future service, as appropriate, for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter as of December 31, 2007 are estimated as follows (in thousands):

2008	$8,805
2009	5,316
2010	115,645
2011	2,666
2012	5,523
Years 2013 - 2017	55,374

The Company also has a Long-Term Care Insurance Policy that provides post retirement health care benefits for certain headquarters employees. The plan expense for the year ended December 31, 2007 and 2006 was $0.1 million and $0.1 million, respectively, and the related liability as of December 31, 2007 is $0.7 million. Adjustments to other comprehensive income for the year ended December 31, 2007 totaled $0.4 million.

Note 11 – Income Taxes

Provision

The provision for income taxes is comprised of the following (in thousands):

	For the years ended December 31,

	2007	2006	2005

Current provision:
Federal	$28,477	$53,178	$21,883
State, local and foreign	2,756	2,144	3,152

	31,233	55,322	25,035

Deferred provision:
Federal	35,244	76,806	100,066
State and foreign	5,965	4,796	10,214

	41,209	81,602	110,280

Total income tax provision	$72,442	$136,924	$135,315

Tax benefits related to the exercise of stock options and stock awards have been credited to paid-in capital in amounts of $3.3 million, $11.2 million and $17.4 million for 2007, 2006 and 2005, respectively.

Effective Income Tax Rate

The difference between the Company’s reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

	For the years ended December 31,

	2007		2006		2005

Federal income tax at the statutory rate	$65,274	35.0%	$112,174	35.0%	$126,632	35.0%
State, local and foreign income taxes, net
of federal income tax benefit	4,260	2.3	5,640	1.8	10,111	2.8
Litigation settlements (non-deductible portion)	—	—	20,582	6.4	—	—
Other, net (including tax accrual
adjustments)	2,908	1.5	(1,472)	(0.5)	(1,428)	(0.4)

Total income tax provision	$72,442	38.8%	$136,924	42.7%	$135,315	37.4%

Income tax payments, net, amounted to $30.1 million, $16.7 million and $43.5 million in 2007, 2006 and 2005, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2007	2006

Accrued liabilities	$122,913	$152,900
Net operating loss (“NOL”) carryforwards	98,248	101,613
Accounts receivable reserves	109,160	55,398
Pension obligations	63,714	49,071
Other	27,817	23,358

Gross deferred tax assets, before valuation allowances	421,852	382,340
Valuation allowances	(30,221)	(33,506)

Gross deferred tax assets, net of valuation allowances	$391,631	$348,834

Amortization of intangibles	$407,959	$356,583
Subsidiary stock basis	206,885	199,716
Contingent convertible debentures interest	62,689	37,051
Fixed assets and depreciation methods	21,266	26,704
Current and noncurrent assets	13,371	17,907
Other	3,011	1,631

Gross deferred tax liabilities	$715,181	$639,592

As of December 31, 2007, the Company has remaining deferred tax benefits related to its federal, state and foreign net operating losses totaling $98.2 million ($44.0 million federal, $52.1 million state and $2.1 million foreign). These NOLs will expire, in varying amounts, beginning in 2008 through 2027. The potential future tax benefits of the NOLs have been offset by $30.2 million of valuation allowance based on the Company’s analysis of the likelihood of generating sufficient taxable income in the various jurisdictions to utilize the benefits before expiration.

Uncertain Tax Positions

FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes” became effective on January 1, 2007. FIN 48 provides guidance for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return. Under FIN 48, recognition and measurement are considered discrete events. The recognition threshold is met when it is determined a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured as the largest amount of benefit that is 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Upon adoption of FIN 48, the Company recognized an increase of approximately $17.9 million in the liability for unrecognized tax benefits. Of this amount, approximately $5.8 million was accounted for as a reduction to beginning retained earnings and approximately $12.1 million as an increase to goodwill. At adoption, the Company had a $60.3 million liability, net of federal income tax benefits, or $77.2 million gross of federal income tax benefits, recorded for unrecognized tax benefits, principally for U.S. federal and state jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$77,151
Additions based on tax positions related to the current year	5,700
Additions for tax positions of prior years	888
Reductions for tax positions of prior years	(1,543)
Settlement reductions	(2,257)
Reductions for tax positions settled through the expirations of the statute of limitations	(1,740)

Balance at December 31, 2007	$78,199

Included in the balance at December 31, 2007 are $13.4 million of unrecognized tax benefits that, if recognized under existing business combination standards, would affect the effective tax rate. The liabilities for unrecognized tax benefits are carried in “Other noncurrent liabilities” on the Consolidated Balance Sheets, as payment of cash is not anticipated within one year of the most recent balance sheet date for any significant amounts. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses. During the year ended December 31, 2007, the Company recognized approximately $2.5 million in interest and penalties. The Company had approximately $9 million for the payment of interest and penalties accrued at December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004, and state and local, or non-U.S. income tax examinations, by tax authorities for years before 2003.

Note 12 - Earnings Per Share Data

Basic earnings per share are computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options, warrants and restricted stock awards, as well as convertible debentures.

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	For the years ended December 31,

2007:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$114,056	119,380	$0.96

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	284	295
Stock options, warrants and awards	—	1,583

Diluted EPS
Net income plus assumed conversions	$114,340	121,258	$0.94

2006:

Basic EPS
Net income	$183,572	118,480	$1.55

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	289	1,480
Stock options, warrants and awards	—	2,576

Diluted EPS
Net income plus assumed conversions	$183,861	122,536	$1.50

2005:

Basic EPS
Net income	$226,491	103,551	$2.19

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	1,959	2,702
Stock options, warrants and awards	—	2,551

Diluted EPS
Net income plus assumed conversions	$228,450	108,804	$2.10

During the years ended December 31, 2007, 2006 and 2005, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and stock awards excluded from the computation of the diluted EPS for those years totaled approximately 4.3 million, 1.6 million and 0.2 million, respectively.

Note 13 – Restructuring and Other Related Charges

Omnicare Full Potential Program

In the second quarter of 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model, whereby certain key administrative and production functions will be transferred to regional support centers (“hubs”) specifically designed and managed to perform these tasks, with local pharmacies (“spokes”) focusing on time-sensitive services and customer-facing processes.

This program is expected to be completed over a multi-year period and is estimated to result in total pretax restructuring and other related charges of approximately $93 million. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Program of approximately $29 million and $17 million pretax during the years ended December 31, 2007 and 2006, respectively (approximately $18 and $11 million aftertax, respectively). The remainder of the overall restructuring charge will continue to be recognized and disclosed prospectively as various phases of the project are finalized and implemented. The Company estimates that the initial phase of the program has led to a reduction in force of approximately 1,200 positions as of December 31, 2007, associated primarily with its pharmacy operations.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

	2006 Provision/ Accrual	Utilized during 2006	Balance at December 31, 2006

Restructuring charges:
Employee severance	$6,465	$(3,775)	$2,690
Lease terminations	383	(309)	74
Other assets, fees and facility exit costs	3,859	(2,690)	1,169

Total restructuring charges	10,707	$(6,774)	$3,933

Other related charges	6,759

Total restructuring and other related charges	$17,466

	2007 Provision/ Accrual	Utilized during 2007	Balance at December 31, 2007

Restructuring charges:
Employee severance	$2,300	$(4,955)	$35
Employment agreement buy-outs	2,546	(1,347)	1,199
Lease terminations	5,389	(2,335)	3,128
Other assets, fees and facility exit costs	8,992	(8,303)	1,858

Total restructuring charges	19,227	$(16,940)	$6,220

Other related charges	10,235

Total restructuring and other related charges	$29,462

As of December 31, 2007, the Company has made cumulative payments of approximately $10 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at December 31, 2007 represent amounts not yet paid relating to actions taken in connection with the program (primarily employment agreement buy-out related payments, lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits;” and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

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

The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006, which related to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. Specifically, the Company recorded restructuring and other related charges of approximately $12 million and $19 million pretax during the years ended December 31, 2006 and 2005, respectively (approximately $8 million and $12 million aftertax, respectively). The restructuring liabilities associated with the 2005 Program were evaluated by the Company during 2007. As a result of this review, it was determined that certain liabilities were no longer expected to be utilized as part of the activities remaining under the 2005 Program. In accordance with SFAS 146, the Company recorded adjustments in 2007 to reduce the employee severance and employee agreement buy-out liabilities by approximately $1.2 million and $0.4 million pretax, respectively.

The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations and other assets, professional fees and facility exit costs. Details of the 2005 Program restructuring charge liabilities follow (pretax, in thousands):

	2005 Provision/ Accrual	Utilized during 2005	Balance at December 31, 2005	2006 Provision/ Accrual	Utilized during 2006

Restructuring charges:
Employee severance	$4,364	$(1,555)	$2,809	$2,027	$(3,246)
Employment agreement buy-outs	1,666	(932)	734	1,459	(1,982)
Lease terminations	11,187	(1,354)	9,833	3,077	(5,346)
Other assets, fees and facility exit costs	1,562	(227)	1,335	3,003	(3,393)

Total restructuring charges	$18,779	$(4,068)	$14,711	9,566	$(13,967)

Other Related Charges				2,530

Total Restructuring and other related charges				$12,096

	Balance at December 31, 2006	Adjustments during 2007	Utilized during 2007	Balance at December 31, 2007

Restructuring charges:
Employee severance	$1,590	$(1,218)	$(70)	$302
Employment agreement buy-outs	211	(361)	150	—
Lease terminations	7,564	—	(2,585)	4,979
Other assets, fees and facility exit costs	945	—	(931)	14

Total restructuring charges	$10,310	$(1,579)	$(3,436)	$5,295

As of December 31, 2007, the Company has made cumulative payments of approximately $7.6 million of severance and other employee-related costs. The remaining liabilities at December 31, 2007 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

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

The United States Attorney’s Office, District of Massachusetts, is conducting an investigation relating to the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. Any action by the U.S. Attorney’s Office, District of Massachusetts, could result in civil or criminal proceedings against the Company. The Company believes that it has complied with all applicable laws and regulations with respect to these matters.

The federal government and certain states had been investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). On November 14, 2006, the Company entered into a civil settlement agreement, under which the Company paid the federal government and participating state governments $51 million to satisfy all of the federal and state civil claims and related plaintiff legal fees. The Company recorded a special litigation charge, for the settlement and related legal fees, of $57.5 million pretax ($45.3 million aftertax) in its financial results for 2006 to establish a reserve relating to the aforementioned investigation. The settlement agreement also resulted in the dismissal, with prejudice, of a number of other allegations included in complaints filed by two qui tam relators. Another issue alleged by one of the qui tam relators remains under seal and was not resolved by the settlement. As part of the settlement agreement, on November 9, 2006, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 9, 2006. The Corporate Integrity Agreement requires that the Company maintain its compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding the development and implementation of therapeutic interchange programs and the general training of certain Company employees as to the requirements of the Company’s compliance program and the Corporate Integrity Agreement. The requirements of the Corporate Integrity Agreement have resulted in increased costs to maintain the Company’s compliance program and could result in greater scrutiny by federal regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning its investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 5, 2006, the Company entered into a voluntary settlement agreement and a two-year Corporate Integrity Agreement with the State of Michigan to resolve the Michigan Attorney General’s investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services. Under the terms of the settlement agreement, the Company paid the State of Michigan approximately $43 million, with an additional amount of approximately $6 million to be paid over the following three years. The Company also reached an agreement in principle with the State of Michigan to resolve claims relating to billing by Specialized Pharmacy Services for drugs provided to hospice patients for a settlement amount of approximately $3.5 million. On October 26, 2007, the Company entered into settlement agreements with the federal government and the State of Michigan to resolve these hospice claims. Under the terms of the October 26, 2007 settlement agreements, the Company paid the federal government and the State of Michigan an aggregate amount of approximately $3.5 million. In connection with the settlements, the November 9, 2006 Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General was also amended to cover certain hospice billing matters. The settlement agreements do not include any finding of wrongdoing or any admission of liability. The Company recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for 2006 based on the terms of the settlement agreement. The Corporate Integrity Agreement with the State of Michigan requires that the Company and Specialized Pharmacy Services maintain Specialized Pharmacy Services’ compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding compliance with Medicaid policies governing access to pharmacy facilities and records, unit dose billing agreements, consumption billing, hospice patient terminal illness prescriptions and prescriptions dispensed after a patient’s death. The requirements of the Corporate Integrity Agreement have resulted in increased costs to maintain Specialized Pharmacy Services’ compliance program and could result in greater scrutiny by Michigan regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth, and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. Oral argument was held on defendants’ motion to dismiss on August 2, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit and in a subsequent filing expressed an intention to appeal all aspects of the lower court’s decision. The appellate court has issued a briefing schedule, plaintiffs obtained a 30-day extension of time to file their briefs, and all briefs are now due by May 30, 2008.

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

The years ended 2007 and 2006 included a $42.5 million and $13.6 million pretax charge ($26.4 million and $8.6 million after taxes), respectively, reflected in the “Litigation and other related professional fees” line of the Consolidated Statements of Income, for litigation-related professional expenses in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts; the purported class and derivative actions; the Company’s lawsuit against United; the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program; the investigation by the federal government and certain states relating to drug substitutions; the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party; and certain other larger customer disputes.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues, and restore centralized repackaging to full capacity. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and as a result, the year ended 2007 included special charges of approximately $17.2 million pretax ($14.8 million and $2.4 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($10.7 million after taxes) for costs associated with the quality control, product recall and fire damage issues at Heartland. Beginning in the third quarter, the year ended 2006 included special charges of $33.7 million pretax ($27.7 million and $6.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($21.2 million after taxes) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax, as well as $14.8 million pretax for the incremental costs associated with the quality control, product recall and fire damage issues at Heartland. The Company maintains product recall, property and casualty and business interruption insurance and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of December 31, 2007, no receivables for insurance recoveries have been recorded by the Company. Further in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

Although the Company cannot know with certainty the ultimate outcome of the matters described in the preceding paragraphs, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows or, in the case of the investigations regarding certain drug substitutions and the matters relating to the Heartland facility, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges recorded by the Company.

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

Note 16 – Segment Information

Based on the “management approach” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and product support services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States of America (“USA”), the District of Columbia and in Canada at December 31, 2007. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at December 31, 2007, including the USA. Certain reclassifications of prior-year depreciation and amortization amounts have been made to conform with the current-year presentation.

The table below presents information about the segments as of and for the years ended December 31, 2007, 2006 and 2005, and should be read in connection with the paragraphs that follow (in thousands):

	For the years ended December 31,

2007:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$6,024,871	$195,139	$—	$6,220,010
Depreciation and amortization expense	(83,818)	(1,867)	(27,718)	(113,403)
Restructuring and other related charges	(20,065)	(2,767)	(5,051)	(27,883)
Litigation and other related professional fees	(42,516)	—	—	(42,516)
Heartland matters	(17,193)	—	—	(17,193)
Operating income (expense)	439,148	10,378	(107,583)	341,943
Total assets	6,971,072	188,116	434,591	7,593,779
Capital expenditures	(41,370)	(1,819)	(2,081)	(45,270)

2006:

Net sales	$6,321,141	$171,852	$—	$6,492,993
Depreciation and amortization expense	(86,559)	(1,956)	(31,150)	(119,665)
Restructuring and other related charges	(22,565)	(2,374)	(4,623)	(29,562)
Litigation and other related professional fees	(114,778)	—	—	(114,778)
Heartland matters	(33,726)	—	—	(33,726)
Operating income (expense)	560,991	5,340	(86,005)	480,326
Total assets	6,962,764	168,853	266,854	7,398,471
Capital expenditures	(28,810)	(763)	(1,678)	(31,251)

2005:

Net sales	$5,110,414	$182,368	$—	$5,292,782
Depreciation and amortization expense	(61,497)	(1,989)	(16,836)	(80,322)
Restructuring and other related charges	(5,245)	(10,790)	(2,744)	(18,779)
Operating income (expense)	583,954	1,561	(63,886)	521,629
Total assets	6,591,859	147,164	418,382	7,157,405
Capital expenditures	(21,764)	(1,027)	(1,448)	(24,239)

The following summarizes net sales and long-lived assets, by geographic area, as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Net Sales			Long-Lived Assets

	2007	2006	2005	2007	2006	2005

United States	$6,154,377	$6,428,533	$5,205,760	$195,859	$196,866	$227,931
Foreign	65,633	64,460	87,022	3,590	3,559	3,803

Total	$6,220,010	$6,492,993	$5,292,782	$199,449	$200,425	$231,734

The determination of foreign sales is based on the country in which the sales originate. No individual foreign country’s sales were material to the consolidated sales of Omnicare. In accordance with EITF No. 01-14, Omnicare included in its net sales, during the years ended December 31, 2007, 2006 and 2005, reimbursable out-of-pockets totaling $20.4 million, $17.2 million and $18.3 million, respectively, for the United States geographic area; $11.3 million, $8.4 million and $10.2 million, respectively, for the foreign geographic area; and $31.7 million, $25.6 million and $28.5 million, respectively, for the total net sales.

Note 17 – Summary of Quarterly Results (Unaudited)

The following table presents the Company’s quarterly financial information for 2007 and 2006 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2007

Net sales(a)	$1,577,065	$1,549,157	$1,536,989	$1,556,799	$6,220,010
Cost of sales(a)	1,190,993	1,150,109	1,151,327	1,174,192	4,666,621
Heartland matters	4,296	4,015	3,320	3,157	14,788

Gross profit	381,776	395,033	382,342	379,450	1,538,601
Selling, general and administrative expenses	225,609	228,008	229,683	226,994	910,294
Provision for doubtful accounts	28,904	29,899	30,362	124,395	213,560

Restructuring and other related charges	9,174	6,250	4,957	7,502	27,883

Litigation and other related professional fees	6,907	9,010	9,192	17,407	42,516
Heartland matters	1,496	896	328	(315)	2,405

Operating income	109,686	120,970	107,820	3,467	341,943
Investment income	1,921	2,102	2,369	2,323	8,715
Interest expense	(42,048)	(41,718)	(40,925)	(39,469)	(164,160)

Income (loss) before income taxes	69,559	81,354	69,264	(33,679)	186,498
Income tax provision	26,572	32,113	26,667	(12,910)	72,442

Net income (loss)	$42,987	$49,241	$42,597	$(20,769)	$114,056

Earnings (loss) per share:(b)
Basic	$0.36	$0.41	$0.36	$(0.17)	$0.96

Diluted	$0.35	$0.41	$0.35	$(0.17)	$0.94

Dividends per common share	$0.0225	$0.0225	$0.0225	$0.0225	$0.09

Weighted average number of common shares outstanding:
Basic	119,077	119,389	119,466	119,585	119,380

Diluted	121,378	121,371	121,229	119,585	121,258

Comprehensive income (loss)	$45,375	$49,831	$47,334	$(26,340)	$116,200

Note 17 – Summary of Quarterly Results (Unaudited)-Continued

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2006

Net sales(a)	$1,658,598	$1,641,110	$1,593,866	$1,599,419	$6,492,993
Cost of sales(a)	1,242,083	1,240,819	1,193,234	1,188,830	4,864,966
Heartland matters	—	—	22,769	4,894	27,663

Gross profit	416,515	400,291	377,863	405,695	1,600,364

Selling, general and administrative expenses	230,248	221,685	216,760	218,733	887,426
Provision for doubtful accounts	17,094	18,066	19,339	27,710	82,209

Restructuring and other related charges	7,713	11,889	5,119	4,841	29,562

Litigation and other related professional fees	34,100	64,482	9,886	6,310	114,778
Heartland matters	—	—	2,216	3,847	6,063

Operating income	127,360	84,169	124,543	144,254	480,326
Investment income	1,799	3,049	3,407	2,198	10,453
Interest expense	(42,412)	(43,069)	(43,368)	(41,434)	(170,283)

Income before income taxes	86,747	44,149	84,582	105,018	320,496
Income tax provision	33,516	35,770	32,352	35,286	136,924

Net income	$53,231	$8,379	$52,230	$69,732	$183,572

Earnings per share:(b)
Basic	$0.45	$0.07	$0.44	$0.59	$1.55

Diluted	$0.43	$0.07	$0.43	$0.58	$1.50

Dividends per common share	$0.0225	$0.0225	$0.0225	$0.0225	$0.09

Weighted average number of common shares outstanding:
Basic	117,911	118,544	118,667	118,784	118,480

Diluted	123,595	123,016	122,114	121,378	122,536

Comprehensive income	$50,879	$8,597	$53,839	$24,764	$138,079

Notes to Summary of Quarterly Results:

(a)

In accordance with EITF No. 01-14, Omnicare has recorded reimbursements received for “out-of-pocket” expenses on a grossed-up basis in total net sales and total direct costs for both the 2007 and 2006 periods. EITF No. 01-14 relates solely to the Company’s CRO Services business.

(b)

Earnings per share is calculated independently for each separately reported quarterly and full year period. Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated. Further, the fourth quarter of 2007 loss per share has been computed using basic weighted average shares outstanding only, as the impact of the Company’s potentially dilutive instruments was anti-dilutive during this period, due to the net loss incurred.

Note 18 – Guarantor Subsidiaries

The Company’s 6.125% Senior Notes due 2013, the 6.75% Senior Notes due 2013 and the 6.875% Senior Notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2007 and 2006 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2007. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 18 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income

(in thousands)	For the years ended December 31,

2007:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$5,990,685	$229,325	$—	$6,220,010
Cost of sales	—	4,493,146	173,475	—	4,666,621
Heartland matters	—	14,788	—	—	14,788

Gross profit	—	1,482,751	55,850	—	1,538,601
Selling, general and administrative expenses	8,453	859,689	42,152	—	910,294
Provision for doubtful accounts	—	210,787	2,773	—	213,560
Restructuring and other related charges	—	26,075	1,808	—	27,883
Litigation and other related professional fees	—	42,516	—	—	42,516
Heartland matters	—	2,405	—	—	2,405

Operating income (loss)	(8,453)	341,279	9,117	—	341,943
Investment income	3,355	5,360	—	—	8,715
Interest expense	(159,506)	(1,173)	(3,481)	—	(164,160)

Income (loss) before income taxes	(164,604)	345,466	5,636	—	186,498
Income tax (benefit) expense	(62,467)	132,770	2,139	—	72,442
Equity in net income of subsidiaries	216,193	—	—	(216,193)	—

Net income	$114,056	$212,696	$3,497	$(216,193)	$114,056

2006:

Net sales	$—	$6,194,318	$298,675	$—	$6,492,993
Cost of sales	—	4,639,740	225,226	—	4,864,966
Heartland matters	—	27,663	—	—	27,663

Gross profit	—	1,526,915	73,449	—	1,600,364
Selling, general and administrative expenses	8,250	832,493	46,683	—	887,426
Provision for doubtful accounts	—	81,180	1,029	—	82,209
Restructuring and other related charges	—	28,755	807	—	29,562
Litigation and other related professional fees	—	114,778	—	—	114,778
Heartland matters	—	6,063	—	—	6,063

Operating income (loss)	(8,250)	463,646	24,930	—	480,326
Investment income	6,625	3,828	—	—	10,453
Interest expense	(165,819)	(1,924)	(2,540)	—	(170,283)

Income (loss) before income taxes	(167,444)	465,550	22,390	—	320,496
Income tax (benefit) expense	(60,816)	189,608	8,132	—	136,924
Equity in net income of subsidiaries	290,200	—	—	(290,200)	—

Net income	$183,572	$275,942	$14,258	$(290,200)	$183,572

2005:

Net sales	$—	$5,045,135	$247,647	$—	$5,292,782
Cost of sales	—	3,813,998	179,719	—	3,993,717

Gross profit	—	1,231,137	67,928	—	1,299,065
Selling, general and administrative expenses	9,631	657,335	33,667	—	700,633
Provision for doubtful accounts	—	57,010	1,014	—	58,024
Restructuring and other related charges	—	18,023	756	—	18,779

Operating income (loss)	(9,631)	498,769	32,491	—	521,629
Investment income	1,857	3,930	—	—	5,787
Interest expense	(158,935)	(4,866)	(1,809)	—	(165,610)

Income (loss) before income taxes	(166,709)	497,833	30,682	—	361,806
Income tax (benefit) expense	(62,349)	186,189	11,475	—	135,315
Equity in net income of subsidiaries	330,851	—	—	(330,851)	—

Net income	$226,491	$311,644	$19,207	$(330,851)	$226,491

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(in thousands)

As of December 31, 2007:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$171,779	$70,088	$32,581	$—	$274,448
Restricted cash	—	3,155	—	—	3,155
Accounts receivable, net (including intercompany)	—	1,348,504	30,386	(2,602)	1,376,288
Unbilled receivables, CRO	—	24,855	—	—	24,855
Inventories	—	436,639	11,544	—	448,183
Deferred income tax benefits (liabilities), net-current	878	125,474	(113)	—	126,239
Other current assets	1,336	196,474	5,172	—	202,982

Total current assets	173,993	2,205,189	79,570	(2,602)	2,456,150

Properties and equipment, net	—	188,340	11,109	—	199,449
Goodwill	—	4,238,547	103,622	—	4,342,169
Identifiable intangible assets, net	—	318,255	5,382	—	323,637
Other noncurrent assets	52,135	219,906	333	—	272,374
Investment in subsidiaries	5,939,714	—	—	(5,939,714)	—

Total assets	$6,165,842	$7,170,237	$200,016	$(5,942,316)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$600,095	$21,562	$(2,602)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	4,505	51,736	—	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	372,110	9,145	—	449,789
Other noncurrent liabilities	7,990	370,352	1,034	—	379,376
Stockholders’ equity	3,291,703	5,823,175	116,539	(5,939,714)	3,291,703

Total liabilities and stockholders’ equity	$6,165,842	$7,170,237	$200,016	$(5,942,316)	$7,593,779

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets (Continued)

(in thousands)

As of December 31, 2006:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$43,494	$74,262	$20,278	$—	$138,034
Restricted cash	—	3,777	—	—	3,777
Accounts receivable, net (including intercompany)	—	1,481,994	45,370	(5,098)	1,522,266
Unbilled receivables, CRO	—	21,949	—	—	21,949
Inventories	—	435,669	14,002	—	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	95,255	71	—	94,231
Other current assets	2,516	188,954	3,430	—	194,900

Total current assets	44,915	2,301,860	83,151	(5,098)	2,424,828

Properties and equipment, net	—	187,594	12,831	—	200,425
Goodwill	—	4,129,247	95,764	—	4,225,011
Identifiable intangible assets, net	—	314,516	5,072	—	319,588
Other noncurrent assets	60,045	168,166	408	—	228,619
Investment in subsidiaries	6,062,799	—	—	(6,062,799)	—

Total assets	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$510,471	$15,905	$(5,098)	$552,401
Long-term debt, notes and convertible debentures	2,903,453	5,872	45,795	—	2,955,120
Deferred income tax liabilities, net-noncurrent	50,685	326,766	7,538	—	384,989
Other noncurrent liabilities	19,047	322,161	1,302	—	342,510
Stockholders’ equity	3,163,451	5,936,113	126,686	(6,062,799)	3,163,451

Total liabilities and stockholders’ equity	$6,167,759	$7,101,383	$197,226	$(6,067,897)	$7,398,471

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)	For the year ended December 31,

2007	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(91,730)	$587,462	$9,797	$505,529

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(151,135)	—	(151,135)
Capital expenditures	—	(44,864)	(406)	(45,270)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	291	—	291
Other	—	(774)	—	(774)

Net cash flows used by investing activities	—	(196,482)	(406)	(196,888)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	95,000	—	—	95,000
Payments on line of credit facilities and term A loan	(245,000)	—	—	(245,000)
Payments on long-term borrowings and obligations	(5,734)	—	—	(5,734)
Change in cash overdraft balance	3,511	(7,091)	—	(3,580)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(8,966)	—	—	(8,966)
Excess tax benefits from stock-based compensation	4,112	—	—	4,112
Dividends paid	(10,971)	—	—	(10,971)
Other	388,063	(388,063)	—	—

Net cash flows from financing activities	220,015	(395,154)	—	(175,139)

Effect of exchange rate changes on cash	—	—	2,912	2,912

Net increase (decrease) in cash and cash equivalents	128,285	(4,174)	12,303	136,414
Cash and cash equivalents at beginning of year	43,494	74,262	20,278	138,034

Cash and cash equivalents at end of year	$171,779	$70,088	$32,581	$274,448

Note 18 – Guarantor Subsidiaries – Continued

(in thousands)	For the year ended December 31,

2006	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(82,220)	$205,435	$(14,695)	$108,520

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(93,540)	(806)	(94,346)
Capital expenditures	—	(30,733)	(518)	(31,251)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(1,321)	—	(1,321)
Other	—	46	—	46

Net cash flows used by investing activities	—	(125,548)	(1,324)	(126,872)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	158,000	—	—	158,000
Payments on line of credit facilities and term A loan	(258,000)	—	—	(258,000)
Proceeds from long-term borrowings and obligations	63	—	—	63
Payments on long-term borrowings and obligations	(14,921)	—	—	(14,921)
Fees paid for financing arrangements	(3,482)	—	—	(3,482)
Change in cash overdraft balance	5,101	7,163	—	12,264
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
(Payments) for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,751)	—	—	(2,751)
Excess tax benefits from stock-based compensation	10,411	—	—	10,411
Dividends paid	(10,937)	—	—	(10,937)
Other	49,764	(51,787)	2,023	—

Net cash flows from financing activities	(17,513)	(44,624)	2,023	(60,114)

Effect of exchange rate changes on cash	—	—	1,079	1,079

Net increase (decrease) in cash and cash equivalents	(99,733)	35,263	(12,917)	(77,387)
Cash and cash equivalents at beginning of year	143,227	38,999	33,195	215,421

Cash and cash equivalents at end of year	$43,494	$74,262	$20,278	$138,034

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	For the year ended December 31,

2005:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(24,967)	$298,610	$(10,104)	$263,539

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(2,615,671)	(4,709)	(2,620,380)
Capital expenditures	—	(23,153)	(1,086)	(24,239)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(1,523)	—	(1,523)
Other	—	39	—	39

Net cash flows used by investing activities	—	(2,640,308)	(5,795)	(2,646,103)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,560,000	—	—	3,560,000
Payments on line of credit facilities and term A loan	(3,165,385)	—	—	(3,165,385)
Proceeds from long-term borrowings and obligations	1,724,194	—	44,890	1,769,084
Payments on long-term borrowings and obligations	(369,034)	—	—	(369,034)
Fees paid for financing arrangements	(51,743)	—	—	(51,743)
Change in cash overdraft balance	2,228	2,771	—	4,999
Proceeds from stock offering, net of issuance costs	742,932	—	—	742,932
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	33,455	—	—	33,455
Dividends paid	(9,549)	—	—	(9,549)
Other	(2,345,473)	2,345,473	—	—

Net cash flows from financing activities	121,625	2,348,244	44,890	2,514,759

Effect of exchange rate changes on cash	—	—	(943)	(943)

Net increase in cash and cash equivalents	96,658	6,546	28,048	131,252
Cash and cash equivalents at beginning of year	46,569	32,453	5,147	84,169

Cash and cash equivalents at end of year	$143,227	$38,999	$33,195	$215,421

Note 18 – Guarantor Subsidiaries – Continued

The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of December 31, 2007 and 2006 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2007. Separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 18 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income

(in thousands)	For the years ended December 31,

2007:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$6,220,010	$—	$6,220,010
Cost of sales	—	—	4,666,621	—	4,666,621
Heartland matters	—	—	14,788	—	14,788

Gross profit	—	—	1,538,601	—	1,538,601
Selling, general and administrative expenses	8,453	1,093	900,748	—	910,294
Provision for doubtful accounts	—	—	213,560	—	213,560
Restructuring and other related charges	—	—	27,883	—	27,883
Litigation and other related professional fees	—	—	42,516	—	42,516
Heartland matters	—	—	2,405	—	2,405

Operating income (loss)	(8,453)	(1,093)	351,489	—	341,943
Investment income	3,355	—	5,360	—	8,715
Interest expense	(159,506)	—	(4,654)	—	(164,160)

Income (loss) before income taxes	(164,604)	(1,093)	352,195	—	186,498
Income tax (benefit) expense	(62,467)	(415)	135,324	—	72,442
Equity in net income of subsidiaries	216,193	—	—	(216,193)	—

Net income (loss)	$114,056	$(678)	$216,871	$(216,193)	$114,056

2006:

Net sales	$—	$—	$6,492,993	$—	$6,492,993
Cost of sales	—	—	4,864,966	—	4,864,966
Heartland matters	—	—	27,663	—	27,663

Gross profit	—	—	1,600,364	—	1,600,364
Selling, general and administrative expenses	8,250	1,020	878,156	—	887,426
Provision for doubtful accounts	—	—	82,209	—	82,209
Restructuring and other related charges	—	—	29,562	—	29,562
Litigation and other related professional fees	—	—	114,778	—	114,778
Heartland matters	—	—	6,063	—	6,063

Operating income (loss)	(8,250)	(1,020)	489,596	—	480,326
Investment income	6,625	—	3,828	—	10,453
Interest expense	(165,819)	—	(4,464)	—	(170,283)

Income (loss) before income taxes	(167,444)	(1,020)	488,960	—	320,496
Income tax (benefit) expense	(60,816)	(343)	198,083	—	136,924
Equity in net income of subsidiaries	290,200	—	—	(290,200)	—

Net income (loss)	$183,572	$(677)	$290,877	$(290,200)	$183,572

2005:

Net sales	$—	$—	$5,292,782	$—	$5,292,782
Cost of sales	—	—	3,993,717	—	3,993,717

Gross profit	—	—	1,299,065	—	1,299,065
Selling, general and administrative expenses	9,631	930	690,072	—	700,633
Provision for doubtful accounts	—	—	58,024	—	58,024
Restructuring and other related charges	—	—	18,779	—	18,779

Operating income (loss)	(9,631)	(930)	532,190	—	521,629
Investment income	1,857	—	3,930	—	5,787
Interest expense	(158,935)	—	(6,675)	—	(165,610)

Income (loss) before income taxes	(166,709)	(930)	529,445	—	361,806
Income tax (benefit) expense	(62,349)	(348)	198,012	—	135,315
Equity in net income of subsidiaries	330,851	—	—	(330,851)	—

Net income (loss)	$226,491	$(582)	$331,433	$(330,851)	$226,491

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(in thousands)

As of December 31, 2007:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$171,779	$—	$102,669	$—	$274,448
Restricted cash	—	—	3,155	—	3,155
Accounts receivable, net (including intercompany)	—	43	1,376,288	(43)	1,376,288
Unbilled receivables, CRO	—	—	24,855	—	24,855
Inventories	—	—	448,183	—	448,183
Deferred income tax benefits (liabilities), net-current	878	—	125,361	—	126,239
Other current assets	1,336	—	201,646	—	202,982

Total current assets	173,993	43	2,282,157	(43)	2,456,150

Properties and equipment, net	—	28	199,421	—	199,449
Goodwill	—	—	4,342,169	—	4,342,169
Identifiable intangible assets, net	—	—	323,637	—	323,637
Other noncurrent assets	52,135	19	220,220	—	272,374
Investment in subsidiaries	5,939,714	—	—	(5,939,714)	—

Total assets	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$—	$619,098	$(43)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	—	56,241	—	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	—	381,255	—	449,789
Other noncurrent liabilities	7,990	—	371,386	—	379,376
Stockholders’ equity	3,291,703	90	5,939,624	(5,939,714)	3,291,703

Total liabilities and stockholders’ equity	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(in thousands)

As of December 31, 2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$43,494	$—	$94,540	$—	$138,034
Restricted cash	—	—	3,777	—	3,777
Accounts receivable, net (including intercompany)	—	—	1,522,283	(17)	1,522,266
Unbilled receivables, CRO	—	—	21,949	—	21,949
Inventories	—	—	449,671	—	449,671
Deferred income tax benefits (liabilities), net-current	(1,095)	—	95,326	—	94,231
Other current assets	2,516	—	192,384	—	194,900

Total current assets	44,915	—	2,379,930	(17)	2,424,828

Properties and equipment, net	—	31	200,394	—	200,425
Goodwill	—	—	4,225,011	—	4,225,011
Identifiable intangible assets, net	—	—	319,588	—	319,588
Other noncurrent assets	60,045	19	168,555	—	228,619
Investment in subsidiaries	6,062,799	—	—	(6,062,799)	—

Total assets	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$31,123	$17	$521,278	$(17)	$552,401
Long-term debt, notes and convertible debentures	2,903,453	—	51,667	—	2,955,120
Deferred income tax liabilities, net-noncurrent	50,685	—	334,304	—	384,989
Other noncurrent liabilities	19,047	—	323,463	—	342,510
Stockholders’ equity	3,163,451	33	6,062,766	(6,062,799)	3,163,451

Total liabilities and stockholders’ equity	$6,167,759	$50	$7,293,478	$(6,062,816)	$7,398,471

Note 18 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)

	For the year ended December 31,

2007:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(91,730)	$—	$597,259	$505,529

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(151,135)	(151,135)
Capital expenditures	—	—	(45,270)	(45,270)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	291	291
Other	—	—	(774)	(774)

Net cash flows used by investing activities	—	—	(196,888)	(196,888)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	95,000	—	—	95,000
Payments on line of credit facilities and term A loan	(245,000)	—	—	(245,000)
Payments on long-term borrowings and obligations	(5,734)	—	—	(5,734)
Change in cash overdraft balance	3,511	—	(7,091)	(3,580)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(8,966)	—	—	(8,966)
Excess tax benefits from stock-based compensation	4,112	—	—	4,112
Dividends paid	(10,971)	—	—	(10,971)
Other	388,063	—	(388,063)	—

Net cash flows from financing activities	220,015	—	(395,154)	(175,139)

Effect of exchange rate changes on cash	—	—	2,912	2,912

Net increase in cash and cash equivalents	128,285	—	8,129	136,414
Cash and cash equivalents at beginning of year	43,494	—	94,540	138,034

Cash and cash equivalents at end of year	$171,779	$—	$102,669	$274,448

Note 18 – Guarantor Subsidiaries – Continued

(in thousands)

	For the year ended December 31,

2006:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(82,220)	$—	$190,740	$108,520

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(94,346)	(94,346)
Capital expenditures	—	—	(31,251)	(31,251)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(1,321)	(1,321)
Other	—	—	46	46

Net cash flows used by investing activities	—	—	(126,872)	(126,872)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	158,000	—	—	158,000
Payments on line of credit facilities and term A loan	(258,000)	—	—	(258,000)
Proceeds from long-term borrowings and obligations	63	—	—	63
Payments on long-term borrowings and obligations	(14,921)	—	—	(14,921)
Fees paid for financing arrangements	(3,482)	—	—	(3,482)
Change in cash overdraft balance	5,101	—	7,163	12,264
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
(Payments) for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,751)	—	—	(2,751)
Excess tax benefits from stock-based compensation	10,411	—	—	10,411
Dividends paid	(10,937)	—	—	(10,937)
Other	49,764	—	(49,764)	—

Net cash flows from financing activities	(17,513)	—	(42,601)	(60,114)

Effect of exchange rate changes on cash	—	—	1,079	1,079

Net increase (decrease) in cash and cash equivalents	(99,733)	—	22,346	(77,387)
Cash and cash equivalents at beginning of year	143,227	—	72,194	215,421

Cash and cash equivalents at end of year	$43,494	$—	$94,540	$138,034

Note 18 – Guarantor Subsidiaries – Continued

(in thousands)

	For the year ended December 31,

2005:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(24,967)	$—	$288,506	$263,539

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(2,620,380)	(2,620,380)
Capital expenditures	—	—	(24,239)	(24,239)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(1,523)	(1,523)
Other	—	—	39	39

Net cash flows used by investing activities	—	—	(2,646,103)	(2,646,103)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	3,560,000	—	—	3,560,000
Payments on line of credit facilities and term A loan	(3,165,385)	—	—	(3,165,385)
Proceeds from long-term borrowings and obligations	1,724,194	—	44,890	1,769,084
Payments on long-term borrowings and obligations	(369,034)	—	—	(369,034)
Fees paid for financing arrangements	(51,743)	—	—	(51,743)
Change in cash overdraft balance	2,228	—	2,771	4,999
Proceeds from stock offering, net of issuance costs	742,932	—	—	742,932
Proceeds from stock awards and exercise of stock options and warrants, net of stock tendered in payment	33,455	—	—	33,455
Dividends paid	(9,549)	—	—	(9,549)
Other	(2,345,473)	—	2,345,473	—

Net cash flows from financing activities	121,625	—	2,393,134	2,514,759

Effect of exchange rate changes on cash	—	—	(943)	(943)

Net increase in cash and cash equivalents	96,658	—	34,594	131,252
Cash and cash equivalents at beginning of year	46,569	—	37,600	84,169

Cash and cash equivalents at end of year	$143,227	$—	$72,194	$215,421

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. - CONTROLS AND PROCEDURES

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

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10. -	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions “Election of Directors,” “Governance of the Company and Board Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference. Information concerning our executive officers is also included under the caption “Executive Officers of the Company” in Part I of this Report. There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors as described in the Company’s Proxy Statement dated April 27, 2007.

Audit Committee Financial Expert. The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11. - EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2007 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c)

Equity compensation plans approved by stockholders(a)	6,825	$31.79	5,637
Equity compensation plans not approved by stockholders(b)	638	27.83	—

	7,463	$31.45	5,637

(a)	Includes the 1992 Long-Term Stock Incentive Plan, the 1995 Premium-Priced Stock Option Plan and the 2004 Stock and Incentive Plan.

(b)

Includes the 1998 Long-Term Employee Incentive Plan and Director Stock Plan, as further discussed in the “Stock-Based Employee Compensation” note of the Notes to Consolidated Financial Statements included at Item 8 of this Filing. Additionally, at December 31, 2007, the outstanding amount includes 10 compensation related warrants issued in 2003 at an exercise price of $33.08 per share.

(c)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in our proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2008 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Our 2007 Consolidated Financial Statements are included in Part II, Item 8, of this Filing.

(a)(2)	Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

(a)(3)	Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 28th day of February 2008.

OMNICARE, INC.

/s/David W. Froesel, Jr.

David W. Froesel, Jr.
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Joel F. Gemunder	President, Chief Executive Officer and Director
(Principal Executive Officer)
Joel F. Gemunder

/s/David W. Froesel, Jr.	Senior Vice President and
Chief Financial Officer
David W. Froesel, Jr.	(Principal Financial and
Accounting Officer)
February 28, 2008

John T. Crotty, Director*
Charles H. Erhart, Director*
Sandra E. Laney, Director*
Andrea R. Lindell, Ph. D, RN, Director*
John H. Timoney, Director*
Jeffrey W. Ubben, Director*
Amy Wallman, Director*

* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

/s/Cheryl D. Hodges

Cheryl D. Hodges
(Attorney-in-Fact)

SCHEDULE II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

Year ended December 31,	Balance at beginning of period	Additions charged to cost and expenses	Acquisitions	Write-offs, net of recoveries	Balance at end of period

Allowance for uncollectible accounts receivable:

2007	$191,048	$213,560	$1,536	$(72,083)	$334,061

2006	169,390	82,209	1,694	(62,245)	191,048

2005	123,288	58,024	41,441	(53,363)	169,390

S-1

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(2)	Agreement and Plan of Merger, by and among Omnicare, Inc., NCS Acquisition Corp. and NCS HealthCare, Inc., dated as of December 17, 2002	Exhibit (a) (5)(E) to NCS Acquisition Corp.’s Schedule TO-T, as amended and filed with the Securities and Exchange Commission on December 18, 2002

(2.1)	Agreement and Plan of Merger, by and among Omnicare, Inc., Nectarine Acquisition Corp. and NeighborCare, Inc., dated as of July 6, 2005	Form 8-K July 7, 2005

(2.2)

Asset Purchase Agreement, by and
among Omnicare, Inc., RxCrossroads,
L.L.C., RxInnovations, L.L.C., Making
Distribution Intelligent, L.L.C. and
Louisville Public Warehouse Company,
dated as of July 1, 2005

Form 8-K July 8, 2005

(2.3)	Agreement and Plan of Merger, dated as of July 9, 2005, by and between Omnicare, Inc., Hospice Acquisition Corp., excelleRx, Inc. and certain of the stockholders and option holders of excelleRx, Inc.	Form 8-K July 14, 2005

(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003

(3.2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Omnicare, Inc., dated as of May 18, 1999	Form 10-K March 27, 2003

(3.3)	Second Amended and Restated By-Laws of Omnicare, Inc.	Form 10-Q November 14, 2003

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.1)	Rights Agreement, and related Exhibits, dated as of May 17, 1999 between Omnicare, Inc. and First Chicago Trust Company of New York, as Rights Agent	Form 8-K May 18, 1999

(4.2)	Subordinated Debt Securities Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003

(4.3)	First Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003

(4.4)	Second Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003

(4.5)	Third Supplemental Indenture, dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K March 9, 2005

(4.6)	Fourth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2013 Note)	Form 8-K December 16, 2005

(4.7)	Fifth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2015 Note)	Form 8-K December 16, 2005

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.8)	Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and the Trustee (including the Form of Convertible Debenture)	Form 8-K December 16, 2005

(4.9)	Guarantee Agreement of Omnicare, Inc. relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003	Form 8-K June 16, 2003

(4.10)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005

(4.11)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005

(10.1)	Executive Salary Protection Plan, as amended, July 1, 1981*	Form 10-K March 25, 1996

(10.2)	Annual Incentive Plan for Senior Executive Officers*	Appendix B to Proxy Statement for 2001 Annual Meeting of Stockholders dated April 10, 2001

(10.3)	1992 Long-Term Stock Incentive Plan*	Appendix A to Proxy Statement for 2002 Annual Meeting of Stockholders dated April 10, 2002
(10.4)	1995 Premium-Priced Stock Option Plan*	Exhibit A to Proxy Statement for 1995 Annual Meeting of Stockholders dated April 10, 1995

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.5)	1998 Long-Term Employee Incentive Plan*	Form 10-K March 30, 1999

(10.6)	Amendment to 1998 Long-Term Employee Incentive Plan, effective November 26, 2002*	Form 10-K March 27, 2003

(10.7)	Director Stock Plan for Members of the Compensation and Incentive Committee*	Form S-8 December 14, 2001

(10.8)	Director Compensation Program Update*	Form 8-K May 20, 2005

(10.9)	Omnicare, Inc. 2004 Stock and Incentive Plan*	Appendix B to the Company’s Definitive Proxy Statement for 2004 Annual Meeting of Stockholders, filed on April 9, 2004

(10.10)	Form of Indemnification Agreement with Directors and Officers*	Form 10-K March 30, 1999

(10.11)	Employment Agreement with J.F. Gemunder, dated August 4, 1988*	Form 10-K March 27, 2003

(10.12)	Employment Agreement with C.D. Hodges, dated August 4, 1988*	Form 10-K March 27, 2003

(10.13)	Employment Agreement with P.E. Keefe, dated March 4, 1993*	Form 10-K March 25, 1994

(10.14)	Split Dollar Agreement with E.L. Hutton, dated June 1, 1995, (Agreement in the same form exists with J.F. Gemunder)*	Form 10-K March 25, 1996

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.15)	Split Dollar Agreement, dated June 1, 1995 (Agreements in the same form exist with the following Executive Officers: T.E. Bien, C.D. Hodges and P.E. Keefe)*	Form 10-K March 25, 1996

(10.16)	Retirement Plan for E.L. Hutton*	Form 10-K March 30, 2001

(10.17)	Omnicare, Inc. Excess Benefit Plan*	Form 10-K March 15, 2004

(10.18)	Description of 2002 Supplemental Benefit Plan*	Form 10-K March 15, 2004

(10.19)	Employment Agreement with D.W. Froesel, Jr., dated February 17, 1996*	Form 10-K March 31, 1997

(10.20)	Form of Amendment to Employment Agreements with J.F. Gemunder, P.E. Keefe and C.D. Hodges, dated as of February 25, 2000*	Form 10-K March 30, 2000

(10.21)	Form of Amendment to Employment Agreements with D.W. Froesel, Jr., dated as of February 25, 2000*	Form 10-K March 30, 2000

(10.22)	Amendment to Employment Agreement with J.F. Gemunder, dated as of September 25, 2002*	Form 10-K March 27, 2003

(10.23)	Amendment to Employment Agreement with J.F. Gemunder, dated as of April 6, 2006*	Form 8-K April 12, 2006

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.24)	Amendment to Employment Agreement with P. E. Keefe, dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.25)	Amendment to Employment Agreement with C.D. Hodges, dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.26)	Form of Stock Option Award Letter*	Form 8-K December 1, 2004

(10.27)	Form of Restricted Stock Award Letter (Executive Officers)*	Form 8-K March 29, 2005

(10.28)	Form of Restricted Stock Award Letter (Employees Other Than Executive Officers)*	Form 8-K March 29, 2005

(10.29)	Prime Vendor Agreement with McKesson, dated as of December 23, 2003**	Form 10-K March 15, 2004

(10.30)	Summary of Non-Employee Director Compensation*	Form 10-K March 16, 2005

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.31)

Credit Agreement, dated as of July 28,
2005, among Omnicare, Inc., as
borrower, the lenders named therein,
JPMorgan Chase Bank, N.A., as a joint
syndication agent, Lehman Brothers
Inc., as a joint syndication agent, CIBC
World Markets Corp., as a co-
documentation agent, Merrill Lynch,
Pierce, Fenner & Smith Incorporated, as
a co-documentation agent, Wachovia
Capital Markets, LLC, as a co-
documentation agent, and SunTrust
Bank, as administrative agent.

Form 8-K August 3, 2005

(10.32)	Employment Agreement with G. C. Laschober, dated as of August 5, 2005*	Form 8-K August 11, 2005

(10.33)	Form of Amended and Restated Employment Agreement with T.E. Bien, dated as of February 17, 2006*	Form 10-K March 16, 2006

(10.34)	Employment Agreement with L.P. Finn III, dated as of August 21, 1997*	Form 10-K March 1, 2007

(10.35)	Letter Agreement, dated February 21, 2008, by and among Omnicare, Inc., ValueAct Capital Master Fund, L.P. and ValueAct Capital Master Fund III, L.P.	Form 8-K February 22, 2008

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

(21)	Subsidiaries of Omnicare, Inc.	Filed Herewith

(23)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	Filed Herewith

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(24)	Powers of Attorney	Filed Herewith

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

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