Form 10-Q
period 2008-03-31
OMNICARE INC
filed 2008-05-08
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

Yes [ x ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ x ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ x ]

COMMON STOCK OUTSTANDING
	Number of
	Shares	Date
Common Stock, $1 par value	121,617,458	March 31, 2008

OMNICARE, INC. AND
SUBSIDIARY COMPANIES
FORM 10-Q QUARTERLY REPORT MARCH 31, 2008
INDEX

		PAGE
PART I - FINANCIAL INFORMATION:

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Statements of Income –
	Three months ended – March 31, 2008 and 2007	3

	Consolidated Balance Sheets –
	March 31, 2008 and December 31, 2007	4

	Consolidated Statements of Cash Flows –
	Three months ended – March 31, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	57

ITEM 4.	CONTROLS AND PROCEDURES	59

PART II - OTHER INFORMATION:

ITEM 1.	LEGAL PROCEEDINGS	59

ITEM 1A.	RISK FACTORS	62

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF
	PROCEEDS	69

ITEM 6.	EXHIBITS	69

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended, March 31,
	2008	2007
Net sales	$1,558,979	$1,577,065

Cost of sales	1,177,763	1,190,993
Heartland matters (Note 10)	1,574	4,296

Gross profit	379,642	381,776

Selling, general and administrative
expenses	236,597	225,609
Provision for doubtful accounts	30,392	28,904
Restructuring and other related
charges (Note 9)	6,448	9,174
Litigation and other related professional fees (Note 10)	21,642	6,907
Heartland matters (Note 10)	319	1,496

Operating income	84,244	109,686

Investment income	2,611	1,921
Interest expense	(37,056)	(42,048)

Income before income taxes	49,799	69,559

Income tax provision	19,855	26,572

Net income	$29,944	$42,987

Earnings per share:
Basic	$0.25	$0.36
Diluted	$0.25	$0.35

Dividends per common share	$0.0225	$0.0225

Weighted average number of common
shares outstanding:
Basic	119,848	$119,077
Diluted	120,538	$121,378

Comprehensive income	$39,071	$45,375

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS OMNICARE, INC. AND SUBSIDIARY COMPANIES (in thousands, except share data)
	(UNAUDITED)
	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$301,260	$274,448
Restricted cash	14,764	3,155
Accounts receivable, less allowances of $348,588 (2007-$334,061)	1,357,736	1,376,288
Unbilled receivables, CRO	29,740	24,855
Inventories	409,098	448,183
Deferred income tax benefits	133,514	126,239
Other current assets	209,638	202,982
Total current assets	2,455,750	2,456,150
Properties and equipment, at cost less accumulated depreciation of $321,306 (2007-$311,422)	199,886	199,449
Goodwill	4,346,959	4,342,169
Identifiable intangible assets, less accumulated amortization of $123,696 (2007-$115,042)	317,929	323,637
Rabbi trust assets for settlement of pension obligations	122,957	123,035
Other noncurrent assets	130,611	149,339
Total noncurrent assets	5,118,342	5,137,629
Total assets	$7,574,092	$7,593,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$330,107	$371,020
Accrued employee compensation	46,799	32,696
Deferred revenue, CRO	18,779	22,068
Current debt	2,848	3,192
Other current liabilities	234,607	223,184
Total current liabilities	633,140	652,160
Long-term debt, notes and convertible debentures	2,776,099	2,820,751
Deferred income tax liabilities	483,494	449,789
Other noncurrent liabilities	351,356	379,376
Total noncurrent liabilities	3,610,949	3,649,916
Total liabilities	4,244,089	4,302,076
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized, 124,601,900 shares issued (2007-124,599,300 shares issued)	124,602	124,599
Paid-in capital	1,921,825	1,917,062
Retained earnings	1,425,029	1,397,831
Treasury stock, at cost-2,984,400 shares (2007-2,827,300 shares)	(92,582)	(89,791)
Accumulated other comprehensive income	(48,871)	(57,998)
Total stockholders' equity	3,330,003	3,291,703
Total liabilities and stockholders' equity	$7,574,092	$7,593,779

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS OMNICARE, INC. AND SUBSIDIARY COMPANIES UNAUDITED (in thousands)
	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$29,944	$42,987
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	12,933	14,190
Amortization	16,582	14,532
Provision for doubtful accounts	30,392	28,904
Deferred tax provision	23,977	13,257
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(14,990)	(26,663)
Inventories	39,966	(19,322)
Deposits with drug wholesalers	-	(486)
Other current and noncurrent assets	23,415	(6,323)
Accounts payable	(43,626)	72,585
Accrued employee compensation	14,109	11,497
Deferred revenue	(3,289)	(934)
Current and noncurrent liabilities	12,851	30,565

Net cash flows from operating activities	142,264	174,789

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(35,983)	(43,305)
Capital expenditures	(12,439)	(8,281)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(11,542)	(10,322)
Other	(32)	(24)

Net cash flows used by investing activities	(59,996)	(61,932)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	49,000	74,000
Payments on line of credit facilities and term A loan	(99,000)	(124,000)
Payments on long-term borrowings and obligations	(963)	(1,304)
Change in cash overdraft balance	(857)	(7,986)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(3,584)	(8,232)
Excess tax benefits from stock-based compensation	82	4,063
Dividends paid	(2,746)	(2,739)

Net cash flows used in financing activities	(58,068)	(66,198)

Effect of exchange rate changes on cash	2,612	553

Net increase in cash and cash equivalents	26,812	47,212
Cash and cash equivalents at beginning of period	274,448	138,034

Cash and cash equivalents at end of period	$301,260	$185,246

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 - Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Omnicare’s 2007 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Description of Business and Summary of Significant Accounting Policies

The Company’s description of business and significant accounting policies have been disclosed in Omnicare’s 2007 Annual Report. As previously disclosed, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s 2007 Annual Report and any related updates contained in the Company’s periodic quarterly SEC filings, including those presented below.

Concentration of Credit Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 41% of the Company’s revenues in the three months ended March 31, 2008 were generated under the Part D program. The Company estimates that approximately 24% of these Part D revenues during the three months ended March 31, 2008 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group and its Affiliates (“United”). Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. The Company may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) for copays and rejected claims. As of March 31, 2008, copays outstanding from Part D Plans were approximately $43 million, of which approximately $19 million relates to 2006. Additionally, as of March 31, 2008, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $87 million (excluding interest) is owed to the Company by this group of customers as of March 31, 2008, of which approximately $79 million is past due based on applicable payment terms (a significant portion of which is not reserved).

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at March 31, 2008 and December 31, 2007, net of aggregate applicable tax benefits of $37.9 million and $40.2 million, respectively, by component and in the aggregate, follow (in thousands):

	March 31, 2008	December 31, 2007
Cumulative foreign currency translation adjustments	$8,268	$3,888
Unrealized gain on fair value of investments	5,270	2,400
Pension and postemployment benefits	(62,409)	(64,286)
Total accumulated other comprehensive loss adjustments, net	$(48,871)	$(57,998)

Common Stock Repurchase Program

On March 27, 2008, the Company announced that its Board of Directors has authorized a new program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. On March 31, 2008, Omnicare had approximately 121.6 million shares of common stock outstanding. These repurchases will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements. The manner, timing and amount of any purchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The plan does not obligate Omnicare to acquire any particular amount of common stock, and it may be modified or suspended at any time at Omnicare's discretion.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its future consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). Among other items, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the first annual reporting period beginning after November 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows.

Note 2 - Acquisitions

Since 1989, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy services to long-term care facilities and their residents as well as patients in other care settings. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth. From time-to-time the Company may acquire other businesses, such as pharmacy consulting companies, specialty pharmacy companies, medical supply and service companies, hospice pharmacy companies and companies providing distribution and product support services for specialty pharmaceuticals, as well as contract research organizations, which complement the Company’s core businesses.

During the first three months of 2008, Omnicare completed three acquisitions of businesses in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required outlays of $36.0 million (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) in the three months ended March 31, 2008. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 3 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2008, by business segment, are as follows (in thousands):

	Pharmacy	CRO
	Services	Services	Total
Balance as of December 31, 2007	$4,250,114	$92,055	$4,342,169
Goodwill acquired in the three months ended March 31, 2008	10,334	-	10,334
Other	(6,301)	757	(5,544)
Balance as of March 31, 2008	$4,254,147	$92,812	$4,346,959

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible asset determinations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate solely to the Contract Research Organization (“CRO”) Services segment and one pharmacy located in Canada that is included in the Pharmacy Services segment.

The decrease in the net carrying amount of the Company’s other identifiable intangible assets of approximately $5.7 million from December 31, 2007, primarily relates to amortization expense recorded during the period, partially offset by increases due primarily to customer relationship assets and non-compete agreements related primarily to recent acquisitions, with a weighted-average life of approximately 11 years.

Note 4 - Debt

A summary of debt follows (in thousands):

	March 31, 2008	December 31, 2007
Revolving loans, due 2010	$-	$-
Term loan, due 2010	48,915	50,602
Senior term A loan, due 2010	400,000	450,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	7,143	8,831
Subtotal	2,778,558	2,831,933
Add/(subtract) interest rate swap agreement	389	(7,990)
(Subtract) current portion of debt	(2,848)	(3,192)
Total long-term debt, net	$2,776,099	$2,820,751

The Company’s debt instruments, including related terms and certain financial covenants, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2007 Annual Report.

At March 31, 2008, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (“Revolving Loans”), and $400 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $50 million on the Term Loans during the three months ended March 31, 2008. The interest rate on the Term Loans was 3.95% at March 31, 2008. As of March 31, 2008, the Company had approximately $26.6 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. The Company amortized to expense $2.0 million of deferred debt issuance costs during the three months ended March 31, 2008 and 2007.

At March 31, 2008, the overall weighted-average interest rate on the Company’s variable interest portion of its long-term debt, excluding the interest rate swap agreement, was 4.28%. The estimated floating interest rate on the interest rate swap agreement was 4.90% at March 31, 2008.

Note 5 - Fair Value

On January 1, 2008, the Company partially adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines a hierarchy which prioritizes the inputs in fair value measurements. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. The impact to the Company’s consolidated results of operations, financial position and cash flows upon partial adoption of SFAS 157 was not material. The Company elected to partially defer adoption of SFAS 157 related to goodwill and indefinite-lived intangible assets in accordance with FASB Staff Position 157-2.

		Based on
	Fair Value at March 31, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:(1)
Rabbi trust assets (2)	$122,957	$122,957	$-	$-
Interest rate swap agreement - fair value hedge (3)	389	-	389	-
Derivatives (4)	-	-	-	-
Total	$123,346	$122,957	$389	$-

(1)

For cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, and accounts payable, the net carrying value of these items approximates their fair value at quarter end. Further, at March 31, 2008, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates. The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and, while not recorded on the Consolidated Balance Sheets and thus excluded from the fair value table above, these fair values are summarized at the “Quantitative and Qualitative Disclosures About Market Risk” section at Part I, Item 3 of this Filing.

(2)

The fair value of restricted funds held in trust (rabbi trust assets) for settlement of the Company’s employee benefit obligations is based on quoted market prices of the investments held by the trustee.

(3)

In connection with its offering of $250 million of 6.125% senior subordinated notes due 2013 (the “6.125% Senior Notes”), the Company entered into an interest rate swap agreement (the “Swap Agreement”) with respect to all $250 million of the aggregate principal amount of the 6.125% Senior Notes. The Swap Agreement hedges against exposure to long-term U.S. dollar interest rates, and is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded in the “Other noncurrent assets” or “Other noncurrent liabilities” line of the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 6.125% Senior Notes. The fair value of over-the-counter derivative instruments, such as the Company’s interest rate swap, can be modeled for valuation using a variety of techniques. The Company’s interest rate swap is valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread as allowed by SFAS 157. As such, the swap is categorized within Level 2 of the hierarchy.

(4)

Embedded in the Company’s 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”), Series B 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “New Trust PIERS”), and the 3.25% convertible senior debentures due 2035 (the “3.25% Convertible Debentures”) are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. In addition, the 3.25% Convertible Debentures include an interest reset provision. The embedded derivatives are periodically valued, and at period end, the values of the derivatives embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s consolidated future results of operations, financial position or cash flows and fair value disclosures.

Note 6 - Stock-Based Compensation

At March 31, 2008, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2007 Annual Report. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. As further described in Omnicare’s 2007 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three months ended, March 31,
	2008	2007
Stock awards	$5,695	$4,447
Stock options	1,031	1,016
Total stock-based compensation expense	$6,726	$5,463

The assumptions used to value stock options granted during the periods ended March 31, 2008 and 2007 are as follows:

	2008	2007
Expected volatility	29.7%	29.3%
Risk-free interest rate	2.7%	4.3%
Expected dividend yield	0.4%	0.2%
Expected term of options (in years)	4.7	4.7
Weighted-average fair value per option	$6.36	$13.08

A summary of stock option activity under the plans for the three months ended March 31, 2008, is presented below (in thousands, except exercise price and term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	7,259	$30.78
Options granted	42	22.64
Options exercised	(2)	19.83
Options forfeited	(22)	36.99
Options outstanding, end of period	7,277	$30.72	4.8	$4,283
Options exercisable, end of period	6,399	$29.65	4.3	$4,283

The total exercise date intrinsic value of options exercised during the three months ended March 31, 2008 was insignificant.

A summary of non-vested restricted stock awards for the three months ended March 31, 2008 is presented below (in thousands, except grant price data):

	Shares	Weighted- Average Grant Date Price
Non-vested shares, beginning of period	2,103	$37.27
Shares awarded	1	21.80
Shares vested	(483)	30.28
Shares forfeited	(2)	42.81
Non-vested shares, end of period	1,619	$39.35

As of March 31, 2008, there was approximately $64 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately four years. The total grant date fair value of shares vested during the three months ended March 31, 2008 related to stock awards and stock options was approximately $14.9 million.

Note 7 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2007 Annual Report. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.9 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.

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

In addition, the Company has a supplemental pension plan (“SPP”) in which certain of its officers participate. Retirement benefits under the SPP are calculated on the basis of a specified percentage of the officers’ covered compensation, years of credited service and a vesting schedule, as specified in the plan document. All benefits under the SPP became fully vested and accrued as of January 1, 2008. In February of 2008, all participants received a lump sum payment of all their fully accrued benefits under the SPP.

The Qualified Plan is funded with an irrevocable trust, which consists of assets held in the Vanguard Intermediate Term Treasury Fund Admiral Shares fund (“Vanguard Fund”), a mutual fund holding U.S. Treasury obligations. In addition, the Company has established rabbi trusts, which are also held in the Vanguard Fund, to provide for retirement obligations under the EBP. The Company’s general approach is to fund its pension obligations in accordance with the funding provisions of the Employee Retirement Income Security Act.

The following table presents the components of net periodic pension cost for all pension plans for the three months ended March 31, 2008 and 2007 (pretax, in thousands):

	Three months ended March 31,
	2008	2007
Service cost	$1,499	$1,087
Interest cost	2,385	2,051
Amortization of deferred amounts (primarily prior actuarial losses)	3,673	2,901
Return on assets	(54)	(47)
Other	(268)	-
Net periodic pension cost	$7,235	$5,992

As of March 31, 2008, the aggregate defined benefit plans’ liabilities total approximately $167 million. During the first three months of 2008, the Company made no payments related to funding the rabbi trusts for the settlement of the Company’s pension obligations, resulting in aggregate assets with a fair value of approximately $123 million at March 31, 2008. The Company currently anticipates making contributions of approximately $1 million during the remainder of the 2008 year.

Note 8 - Earnings Per Share Data

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Three months ended March 31,
			Per
		Common	Common
	Income	Shares	Share
2008:	(Numerator)	(Denominator)	Amounts
Basic EPS
Net income	$29,944	119,848	$0.25
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	70	275
Stock options, warrants and awards	-	415
Diluted EPS
Net income plus assumed conversions	$30,014	120,538	$0.25

2007:
Basic EPS
Net income	$42,987	119,077	$0.36
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	357
Stock options, warrants and awards	-	1,944
Diluted EPS
Net income plus assumed conversions	$43,059	121,378	$0.35

During the three months ended March 31, 2008 and 2007, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and stock awards excluded from the computation of diluted EPS for the quarters ended March 31, 2008 and 2007 totaled 6.6 million and 3.7 million, respectively.

Note 9 - Restructuring and Other Related Charges

Omnicare Full Potential Program

In 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model, whereby certain key administrative and production functions will be transferred to regional support centers (“hubs”) specifically designed and managed to perform these tasks, with local pharmacies (“spokes”) focusing on time-sensitive services and customer-facing processes.

This program is expected to be completed over a multi-year period and is estimated to result in total pretax restructuring and other related charges of approximately $93 million. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $6 million and $9 million pretax (approximately $4 million and $6 million aftertax) during the three months ended March 31, 2008 and 2007, respectively. The Omnicare Full Potential Plan initiatives required cumulative restructuring and other related charges of approximately $53 million before taxes through the first quarter of 2008. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively as various phases of the project are finalized and implemented. The Company estimates that the program has led to a reduction in force of approximately 1,200 positions as of March 31, 2008, associated primarily with its pharmacy operations.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

Restructuring charges:	Balance at December 31, 2007	2008 Provision/ Accrual	Utilized during 2008	Balance at March 31, 2008
Employee severance	$35	$1,044	$(1,079)	$-
Employment agreement buy-outs	1,199	206	(513)	892
Lease terminations	3,128	761	(863)	3,026
Other assets, fees and facility exit costs	1,858	3,694	(2,395)	3,157
Total restructuring charges	$6,220	5,705	$(4,850)	$7,075

Other related charges		743

Total restructuring and other related charges		$6,448

As of March 31, 2008, the Company has made cumulative payments of approximately $11.7 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at March 31, 2008, represent amounts not yet paid relating to actions taken in connection with the program (primarily employment agreement buy-out related payments, lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits;” and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare, Inc. acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company had liabilities of $5.3 million at December 31, 2007, of which $0.5 million was utilized in the three months ended March 31, 2008. The remaining liabilities of $4.8 million at March 31, 2008 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

Note 10 - Commitments and Contingencies

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

The federal government and certain states had been investigating allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). On November 14, 2006, the Company entered into a voluntary civil settlement agreement, under which the Company paid the federal government and participating state governments $51 million to satisfy all of the federal and state civil claims and related plaintiff legal fees. The Company recorded a special litigation charge, for the settlement and related legal fees, of $57.5 million pretax ($45.3 million aftertax) in its financial results for 2006 to establish a reserve relating to the aforementioned investigation. The settlement agreement also resulted in the dismissal, with prejudice, of a number of other allegations included in complaints filed by two qui tam relators. Another issue alleged by one of the qui tam relators remains under seal and was not resolved by the settlement. The settlement agreement did not include any finding of wrongdoing or any admission of liability. As part of the settlement agreement, on November 9, 2006, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 9, 2006. The Corporate Integrity Agreement requires that the Company maintain its compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding the development and implementation of therapeutic interchange programs and the general training of certain Company employees as to the requirements of the Company’s compliance program and the Corporate Integrity Agreement. The requirements of the Corporate Integrity Agreement have resulted in increased costs to maintain the Company’s compliance program and could result in greater scrutiny by federal regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

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

Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit and in a subsequent filing expressed an intention to appeal all aspects of the lower court’s decision. The appellate court has issued a briefing schedule, plaintiffs obtained a 30-day extension of time to file their briefs, and all briefs are now due by May 30, 2008. Oral argument on this appeal has not been scheduled.

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

The three months ended March 31, 2008 and 2007 included a $21.6 million and $6.9 million pretax charge ($13.0 million and $4.3 million after taxes), respectively, reflected in the “Litigation and other related professional fees” line of the Consolidated Statements of Income, for litigation-related professional expenses in connection with the Company’s lawsuit against United, certain other large customer disputes, the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party, and the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the

Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues, and restore centralized repackaging to full capacity. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and as a result, the three months ended March 31, 2008 included special charges of approximately $1.9 million pretax ($1.6 million and $0.3 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($1.1 million after taxes) for costs associated with the quality control, product recall and fire damage issues at Heartland. The associated costs for the three months ended March 31, 2007 totaled approximately $5.8 million pretax ($4.3 million and $1.5 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($3.6 million after taxes). The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of March 31, 2008, no receivables for insurance recoveries have been recorded by the Company. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

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

Note 11 - Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at March 31, 2008. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at March 31, 2008, including the United States. Certain reclassification of prior-year depreciation and amortization amounts have been made to conform with the current-year presentation.

The table below presents information about the segments as of and for the three months ended March 31, 2008 and 2007, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended March 31,
2008:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals
Net sales	$1,509,806	$49,173	$-	$1,558,979
Depreciation and amortization	(20,239)	(439)	(8,837)	(29,515)
Restructuring and other related charges	(5,096)	(774)	(578)	(6,448)
Litigation and other related professional fees	(21,642)	-	-	(21,642)
Heartland matters	(1,893)	-	-	(1,893)
Operating income (expense)	109,235	2,668	(27,659)	84,244
Total assets	6,917,435	187,168	469,489	7,574,092
Capital expenditures	(11,924)	(342)	(173)	(12,439)

2007:
Net sales	$1,529,643	$47,422	$-	$1,577,065
Depreciation and amortization	(21,611)	(477)	(6,634)	(28,722)
Restructuring and other related charges	(4,752)	(1,818)	(2,604)	(9,174)
Litigation and other related professional fees	(6,907)	-	-	(6,907)
Heartland matters	(5,792)	-	-	(5,792)
Operating income (expense)	135,590	730	(26,634)	109,686
Total assets	7,029,228	175,004	337,465	7,541,697
Capital expenditures	(7,471)	(274)	(536)	(8,281)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare included in its reported CRO segment net sales amount, for the three month periods ended March 31, 2008 and 2007, reimbursable out-of-pockets totaling $7.4 million and $7.3 million, respectively.

Note 12 - Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2008 and December 31, 2007 for the balance sheets, as well as the statements of income and the statements of cash flows for the three months ended March 31, 2008 and 2007. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income - Unaudited
(in thousands)
	Three months ended March 31,
2008:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$-	$1,498,685	$60,294	$-	$1,558,979
Cost of sales	-	1,131,614	46,149	-	1,177,763
Heartland matters	-	1,574	-	-	1,574
Gross profit	-	365,497	14,145	-	379,642
Selling, general and administrative expenses	1,948	224,995	9,654	-	236,597
Provision for doubtful accounts	-	29,051	1,341	-	30,392
Restructuring and other related charges	-	6,448	-	-	6,448
Litigation and other related professional fees	-	21,642	-	-	21,642
Heartland matters	-	319	-	-	319
Operating income (loss)	(1,948)	83,042	3,150	-	84,244
Investment income	574	2,037	-	-	2,611
Interest expense	(34,985)	(1,155)	(916)	-	(37,056)
Income (loss) before income taxes	(36,359)	83,924	2,234	-	49,799
Income tax (benefit) expense	(14,496)	33,460	891	-	19,855
Equity in net income of subsidiaries	51,807	-	-	(51,807)	-
Net income	$29,944	$50,464	$1,343	$(51,807)	$29,944

2007:
Net sales	$ -	$1,520,018	$57,047	$-	$1,577,065
Cost of sales	-	1,148,700	42,293	-	1,190,993
Heartland matters	-	4,296	-	-	4,296
Gross profit	-	367,022	14,754	-	381,776
Selling, general and administrative expenses	2,133	214,067	9,409	-	225,609
Provision for doubtful accounts	-	28,462	442		28,904
Restructuring and other related charges	-	8,264	910	-	9,174
Litigation and other related professional fees	-	6,907	-	-	6,907
Heartland matters	-	1,496	-	-	1,496
Operating income (loss)	(2,133)	107,826	3,993	-	109,686
Investment income	571	1,350	-	-	1,921
Interest expense	(41,006)	(276)	(766)	-	(42,048)
Income (loss) before income taxes	(42,568)	108,900	3,227	-	69,559
Income tax (benefit) expense	(16,261)	41,600	1,233	-	26,572
Equity in net income of subsidiaries	69,294	-	-	(69,294)	-
Net income	$42,987	$67,300	$1,994	$(69,294)	$42,987

Note 12 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2008 (Unaudited):	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$217,350	$60,393	$23,517	$-	$301,260
Restricted cash	-	14,764	-	-	14,764
Accounts receivable, net (including intercompany)	-	1,330,057	32,407	(4,728)	1,357,736
Unbilled receivables, CRO	-	29,740	-	-	29,740
Inventories	-	397,194	11,904	-	409,098
Deferred income tax benefits (liabilities), net-current	-	137,023	-	(3,509)	133,514
Other current assets	1,566	202,278	5,794	-	209,638
Total current assets	218,916	2,171,449	73,622	(8,237)	2,455,750
Properties and equipment, net	-	189,436	10,450	-	199,886
Goodwill	-	4,244,023	102,936	-	4,346,959
Identifiable intangible assets, net	-	312,865	5,064	-	317,929
Other noncurrent assets	50,547	203,123	287	(389)	253,568
Investment in subsidiaries	5,918,334	-	-	(5,918,334)	-
Total assets	$6,187,797	$7,120,896	$192,359	$(5,926,960)	$7,574,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$55,754	$556,922	$25,192	$(4,728)	$633,140
Long-term debt, notes and convertible debentures	2,722,889	3,773	49,437	-	2,776,099
Deferred income tax liabilities, net-noncurrent	79,151	398,307	9,545	(3,509)	483,494
Other noncurrent liabilities	-	350,651	1,094	(389)	351,356
Stockholders’ equity	3,330,003	5,811,243	107,091	(5,918,334)	3,330,003
Total liabilities and stockholders’ equity	$6,187,797	$7,120,896	$192,359	$(5,926,960)	$7,574,092

Note 12 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2007:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$171,779	$70,088	$32,581	$-	$274,448
Restricted cash	-	3,155	-	-	3,155
Accounts receivable, net (including intercompany)	-	1,348,504	30,386	(2,602)	1,376,288
Unbilled receivables, CRO	-	24,855	-	-	24,855
Inventories	-	436,639	11,544	-	448,183
Deferred income tax benefits (liabilities), net-current	878	125,474	-	(113)	126,239
Other current assets	1,336	196,474	5,172	-	202,982
Total current assets	173,993	2,205,189	79,683	(2,715)	2,456,150
Properties and equipment, net	-	188,340	11,109	-	199,449
Goodwill	-	4,238,547	103,622	-	4,342,169
Identifiable intangible assets, net	-	318,255	5,382	-	323,637
Other noncurrent assets	52,135	219,906	333	-	272,374
Investment in subsidiaries	5,939,714	-	-	(5,939,714)	-
Total assets	$6,165,842	$7,170,237	$200,129	$(5,942,429)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$600,095	$21,562	$(2,602)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	4,505	51,736	-	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	372,110	9,258	(113)	449,789
Other noncurrent liabilities	7,990	370,352	1,034	-	379,376
Stockholders’ equity	3,291,703	5,823,175	116,539	(5,939,714)	3,291,703
Total liabilities and stockholders’ equity	$6,165,842	$7,170,237	$200,129	$(5,942,429)	$7,593,779

Note 12 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,
2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$10,759	$142,984	$(11,479)	$142,264

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(35,983)	-	(35,983)
Capital expenditures	-	(12,242)	(197)	(12,439)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	-	(11,542)	-	(11,542)
Other	-	(32)	-	(32)
Net cash flows used by investing activities	-	(59,799)	(197)	(59,996)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	49,000	-	-	49,000
Payments on line of credit facilities and term A loan	(99,000)	-	-	(99,000)
Payments on long-term borrowings and obligations	(963)	-	-	(963)
Change in cash overdraft balance	(900)	43	-	(857)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(3,584)	-	-	(3,584)
Excess tax benefits from stock-based compensation	82	-		82
Dividends paid	(2,746)	-	-	(2,746)
Other	92,923	(92,923)	-	-
Net cash flows from financing activities	34,812	(92,880)	-	(58,068)

Effect of exchange rate changes on cash	-	-	2,612	2,612

Net increase (decrease) in cash and cash equivalents	45,571	(9,695)	(9,064)	26,812
Cash and cash equivalents at beginning of period	171,779	70,088	32,581	274,448
Cash and cash equivalents at end of period	$217,350	$60,393	$23,517	$301,260

Note 12 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Three months ended March 31,
2007:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$9,178	$159,413	$6,198	$174,789

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(43,305)	-	(43,305)
Capital expenditures	-	(7,592)	(689)	(8,281)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	-	(10,322)	-	(10,322)
Other	-	(16)	(8)	(24)
Net cash flows used by investing activities	-	(61,235)	(697)	(61,932)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	-	-	74,000
Payments on line of credit facilities and term A loan	(124,000)	-	-	(124,000)
Payments on long-term borrowings and obligations	(1,304)	-	-	(1,304)
Change in cash overdraft balance	(5,148)	(2,838)	-	(7,986)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(8,232)	-	-	(8,232)
Excess tax benefits from stock-based compensation	4,063	-	-	4,063
Dividends paid	(2,739)	-	-	(2,739)
Other	138,026	(138,026)	-	-
Net cash flows from financing activities	74,666	(140,864)	-	(66,198)

Effect of exchange rate changes on cash	-	-	553	553

Net increase (decrease) in cash and cash equivalents	83,844	(42,686)	6,054	47,212
Cash and cash equivalents at beginning of period	43,494	74,262	20,278	138,034
Cash and cash equivalents at end of period	$127,338	$31,576	$26,332	$185,246

Note 12 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of March 31, 2008 and December 31, 2007 for the balance sheets, as well as the statements of income and the statements of cash flows for the three months ended March 31, 2008 and 2007. Separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income - Unaudited
(in thousands)
	Three months ended March 31,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2008:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$1,558,979	$-	$1,558,979
Cost of sales	-	-	1,177,763	-	1,177,763
Heartland matters	-	-	1,574	-	1,574
Gross profit	-	-	379,642	-	379,642
Selling, general and administrative
expenses	1,948	300	234,349	-	236,597
Provision for doubtful accounts	-	-	30,392	-	30,392
Restructuring and other related charges	-	-	6,448	-	6,448
Litigation and other related professional fees	-	-	21,642	-	21,642
Heartland matters	-	-	319	-	319
Operating income (loss)	(1,948)	(300)	86,492	-	84,244
Investment income	574	-	2,037	-	2,611
Interest expense	(34,985)	-	(2,071)	-	(37,056)
Income (loss) before income taxes	(36,359)	(300)	86,458	-	49,799
Income tax (benefit) expense	(14,496)	(120)	34,471	-	19,855
Equity in net income of subsidiaries	51,807	-	-	(51,807)	-
Net income (loss)	$29,944	$(180)	$51,987	$(51,807)	$29,944

2007:
Net sales	$-	$-	$1,577,065	$-	$1,577,065
Cost of sales	-	-	1,190,993	-	1,190,993
Heartland matters	-	-	4,296	-	4,296
Gross profit	-	-	381,776	-	381,776
Selling, general and administrative
expenses	2,133	271	223,205	-	225,609
Provision for doubtful accounts	-	-	28,904	-	28,904
Restructuring and other related charges	-	-	9,174	-	9,174
Litigation and other related professional fees	-	-	6,907	-	6,907
Heartland matters	-	-	1,496	-	1,496
Operating income (loss)	(2,133)	(271)	112,090	-	109,686
Investment income	571	-	1,350	-	1,921
Interest expense	(41,006)	-	(1,042)	-	(42,048)
Income (loss) before income taxes	(42,568)	(271)	112,398	-	69,559
Income tax (benefit) expense	(16,261)	(104)	42,937	-	26,572
Equity in net income of subsidiaries	69,294	-	-	(69,294)	-
Net income (loss)	$42,987	$(167)	$69,461	$(69,294)	$42,987

Note 12 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2008 (Unaudited):	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$217,350	$-	$83,910	$-	$301,260
Restricted cash	-	-	14,764	-	14,764
Accounts receivable, net (including intercompany)	-	61	1,357,736	(61)	1,357,736
Unbilled receivables, CRO	-	-	29,740	-	29,740
Inventories	-	-	409,098	-	409,098
Deferred income tax benefits (liabilities), net-current	-	-	136,849	(3,335)	133,514
Other current assets	1,566	-	208,072	-	209,638
Total current assets	218,916	61	2,240,169	(3,396)	2,455,750
Properties and equipment, net	-	27	199,859	-	199,886
Goodwill	-	-	4,346,959	-	4,346,959
Identifiable intangible assets, net	-	-	317,929	-	317,929
Other noncurrent assets	50,547	19	203,391	(389)	253,568
Investment in subsidiaries	5,918,334	-	-	(5,918,334)	-
Total assets	$6,187,797	$107	$7,308,307	$(5,922,119)	$7,574,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$55,754	$1	$577,446	$(61)	$633,140
Long-term debt, notes and convertible debentures	2,722,889	-	53,210	-	2,776,099
Deferred income tax liabilities, net-noncurrent	79,151	-	407,678	(3,335)	483,494
Other noncurrent liabilities	-	-	351,745	(389)	351,356
Stockholders’ equity	3,330,003	106	5,918,228	(5,918,334)	3,330,003
Total liabilities and stockholders’ equity	$6,187,797	$107	$7,308,307	$(5,922,119)	$7,574,092

Note 12 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2007:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$171,779	$-	$102,669	$-	$274,448
Restricted cash	-	-	3,155	-	3,155
Accounts receivable, net (including intercompany)	-	43	1,376,288	(43)	1,376,288
Unbilled receivables, CRO	-	-	24,855	-	24,855
Inventories	-	-	448,183	-	448,183
Deferred income tax benefits (liabilities), net-current	878	-	125,361	-	126,239
Other current assets	1,336	-	201,646	-	202,982
Total current assets	173,993	43	2,282,157	(43)	2,456,150
Properties and equipment, net	-	28	199,421	-	199,449
Goodwill	-	-	4,342,169	-	4,342,169
Identifiable intangible assets, net	-	-	323,637	-	323,637
Other noncurrent assets	52,135	19	220,220	-	272,374
Investment in subsidiaries	5,939,714	-	-	(5,939,714)	-
Total assets	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$-	$619,098	$(43)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	-	56,241	-	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	-	381,255	-	449,789
Other noncurrent liabilities	7,990	-	371,386	-	379,376
Stockholders’ equity	3,291,703	90	5,939,624	(5,939,714)	3,291,703
Total liabilities and stockholders’ equity	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

Note 12 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,
2008:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$10,759	$-	$131,505	$142,264

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(35,983)	(35,983)
Capital expenditures	-	-	(12,439)	(12,439)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	-	-	(11,542)	(11,542)
Other	-	-	(32)	(32)
Net cash flows used by investing activities	-	-	(59,996)	(59,996)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	49,000	-	-	49,000
Payments on line of credit facilities and term A loan	(99,000)	-	-	(99,000)
Payments on long-term borrowings and obligations	(963)	-	-	(963)
Change in cash overdraft balance	(900)	-	43	(857)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(3,584)	-	-	(3,584)
Excess tax benefits from stock-based compensation	82	-	-	82
Dividends paid	(2,746)	-	-	(2,746)
Other	92,923	-	(92,923)	-
Net cash flows from financing activities	34,812	-	(92,880)	(58,068)

Effect of exchange rate changes on cash	-	-	2,612	2,612

Net increase (decrease) in cash and cash equivalents	45,571	-	(18,759)	26,812
Cash and cash equivalents at beginning of period	171,779	-	102,669	274,448
Cash and cash equivalents at end of period	$217,350	$-	$83,910	$301,260

Note 12 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Three months ended March 31,
2007:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$9,178	$-	$165,611	$174,789

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(43,305)	(43,305)
Capital expenditures	-	-	(8,281)	(8,281)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	-	-	(10,322)	(10,322)
Other	-	-	(24)	(24)
Net cash flows used by investing activities	-	-	(61,932)	(61,932)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	-	-	74,000
Payments on line of credit facilities and term A loan	(124,000)	-	-	(124,000)
Payments on long-term borrowings and obligations	(1,304)	-	-	(1,304)
Change in cash overdraft balance	(5,148)	-	(2,838)	(7,986)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(8,232)	-	-	(8,232)
Excess tax benefits from stock-based compensation	4,063	-	-	4,063
Dividends paid	(2,739)	-	-	(2,739)
Other	138,026	-	(138,026)	-
Net cash flows from financing activities	74,666	-	(140,864)	(66,198)

Effect of exchange rate changes on cash	-	-	553	553

Net increase (decrease) in cash and cash equivalents	83,844	-	(36,632)	47,212
Cash and cash equivalents at beginning of period	43,494	-	94,540	138,034
Cash and cash equivalents at end of period	$127,338	$-	$57,908	$185,246

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.” The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2007, which appear in the Company’s Annual Report on Form 10-K, (“Omnicare’s 2007 Annual Report”), which was filed with the Securities and Exchange Commission on February 28, 2008.

Overview of Three Months Ended March 31, 2008 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. At March 31, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,446,000 beds, including approximately 69,000 patients served by the patient assistance programs of its specialty pharmacy business that had not previously been included. The comparable number at December 31, 2007 was 1,449,000 (including 57,000 specialty pharmacy patients) and 1,468,000 (including 68,000 specialty pharmacy patients) at March 31, 2007. Omnicare provides its pharmacy services in 47 states in the United States, the District of Columbia and Canada at March 31, 2008. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the United States. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended March 31,
	2008	2007

Net sales	$1,558,979	$1,577,065

Net income	$29,944	$42,987

Earnings per share:
Basic	$0.25	$0.36
Diluted	$0.25	$0.35

EBITDA(a)	$113,759	$138,408

EBITDA reconciliation to net cash flows
from operating activities:
EBITDA(a)	$113,759	$138,408
(Subtract)/Add:
Interest expense, net of investment income	(34,445)	(40,127)
Income tax provision	(19,855)	(26,572)
Changes in assets and liabilities, net of
effects from acquisition of businesses	28,436	60,919
Provision for doubtful accounts	30,392	28,904
Deferred tax provision	23,977	13,257

Net cash flows from operating activities	$142,264	$174,789

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

Three Months Ended March 31, 2008 vs. 2007

Total net sales for the three months ended March 31, 2008 decreased to $1,559.0 million from $1,577.1 million in the comparable prior-year period. Net income for the three months ended March 31, 2008 was $29.9 million versus $43.0 million earned in the comparable 2007 period. Diluted earnings per share for the three months ended March 31, 2008 were $0.25 versus $0.35 in the same prior-year period. EBITDA totaled $113.8 million for the three months ended March 31, 2008 as compared with $138.4 million for the same period of 2007.

The Company continues to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its Affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the first quarter of 2008 by approximately $23.9 million (approximately $14.4 million aftertax), and cumulatively since April 2006 by approximately $222.7 million (approximately $138.8 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Net sales for the quarter were unfavorably impacted by a lower number of beds served, combined with a year-over-year shift in mix towards assisted living, the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. Partially offsetting these factors was the favorable impact of drug price inflation, acquisitions, increased drug utilization and year-over-year growth in CRO Services revenues. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $379.6 million decreased $2.2 million for the three months ended March 31, 2008, from the same prior-year period amount of $381.8 million. Gross profit as a percentage of total net sales of 24.4% in the three months ended March 31, 2008, was higher than the 24.2% experienced during the comparable 2007 period. Gross profit was favorably impacted in the 2008 period largely as a result of lower incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below, the increased availability and utilization of higher margin generic drugs, purchasing improvements, the favorable effect of drug price inflation and the continued integration of prior-period acquisitions. Offsetting these factors was the gross profit impact of the aforementioned reduction in net sales, primarily the lower net number of beds served, and the reductions in reimbursement.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended March 31, 2008 of $236.6 million were higher than the comparable prior-year amount of $225.6 million by $11.0 million. Operating expenses as a percentage of net sales amounted to 15.2% in the first quarter of 2008, representing an increase from the 14.3% experienced in the comparable prior-year period. Operating expenses for the quarter ended March 31, 2008 were unfavorably impacted largely by increases in professional fees, employee benefit costs, and increased operating costs associated with recent acquisitions. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior-year acquisitions, purchasing improvements and productivity enhancements.

The provision for doubtful accounts for the three months ended March 31, 2008 of $30.4 million was $1.5 million higher than the comparable prior year amount of $28.9 million.

Investment income for the three months ended March 31, 2008 of $2.6 million was higher than the $1.9 million earned in the comparable prior-year period, primarily due to higher average invested balances versus the prior year.

Interest expense for the three months ended March 31, 2008 of $37.1 million is lower than the $42.0 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $200 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”) throughout 2007 and the first three months of 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 39.9% for the three months ended March 31, 2008, as compared to the first quarter of 2007 rate of 38.2% . The year-over-year increase in the effective tax rate is primarily attributable to the impact of state legislative changes and a reduction in the benefit of state net operating losses. The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses.

Special Items:

The three months ended March 31, 2008 included the following charges, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $6.4 million pretax ($3.9 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Heartland Matters”). In addressing and resolving these Heartland Matters, the Company continues to experience increased costs and as a result, the three months ended March 31, 2008 included special charges of $1.9 million pretax (approximately $1.6 million and $0.3 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($1.1 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of March 31, 2008, no receivables for insurance recoveries have been recorded by the Company.

(iii) Operating income included special litigation and other related professional fees of $21.6 million pretax ($13.0 million aftertax) for litigation-related professional expenses primarily in connection with the Company’s lawsuit against United, certain other large customer disputes, the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The three months ended March 31, 2007 included the following charges, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

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

(ii) During the three months ended March 31, 2007, special charges relating to the aforementioned Heartland Matters of $5.8 million pretax (approximately $4.3 million and $1.5 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($3.6 million aftertax) were recorded associated with these increased costs. As previously disclosed, the Company maintains product recall, property and casualty, and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of March 31, 2007, no receivables for insurance recoveries were recorded by the Company.

(iii) Operating income included a special litigation charge of $6.9 million pretax ($4.3 million aftertax) for litigation-related professional expenses primarily in connection with the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, and the investigation by the federal government and certain states relating to drug substitutions. See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Pharmacy Services Segment
	Three months ended March 31,
	2008	2007

Net sales	$1,509,806	$1,529,643
Operating income	$109,235	$135,590

Three Months Ended March 31, 2008 vs. 2007

Omnicare’s Pharmacy Services segment recorded sales of $1,509.8 million for the three months ended March 31, 2008, down from the 2007 amount of $1,529.6 million by $19.8 million, or 1.3% . At March 31, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,446,000 beds, including approximately 69,000 patients served by the patient assistance programs of its specialty pharmacy business that had not previously been included. The comparable number at December 31, 2007 was 1,449,000 (including 57,000 specialty pharmacy patients) and 1,468,000 (including 68,000 specialty pharmacy patients) at March 31, 2007. Pharmacy Services sales were unfavorably impacted by a lower number of beds served, as well as the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities, the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. Partially offsetting these factors was the favorable impact of drug price inflation, acquisitions and increased drug utilization. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $109.2 million in the first quarter of 2008, a $26.4 million decrease as compared with the $135.6 million earned in the comparable period of 2007. As a percentage of the segment’s sales, operating income was 7.2% for the first quarter of 2008, compared with 8.9% in 2007. The 2008 quarter was unfavorably impacted primarily by the operating income effect of the aforementioned reductions in sales as well as the year-over-year impact of the previously mentioned special items. Operating income in 2008 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, and purchasing improvements, as well as the Company’s continued integration of prior-period acquisitions and productivity enhancements.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007, SNFs receive a 3.3 percent market basket increase, which increases Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to the calculation of the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. On May 1, 2008, CMS released its proposed SNF PPS update for fiscal year 2009. Among other things, the proposed rule would recalibrate case mix weights, resulting in an overall 3.3 percent reduction in Medicare payments. Most of the decrease would be offset by a 3.1 percent market basket increase, but if the rule were adopted as proposed, SNFs would experience a net reduction in Medicare payments of $60 million, or approximately 0.3 percent. The rule is subject to public comment until June 30, 2008, and a final rule will be issued this summer. While the fiscal year 2007 and 2008 SNF PPS rates do not decrease payments to SNFs, the potential loss of revenues associated with any proposed changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $12.2 billion in fiscal year 2009 and $178 billion over five years. Among other things, the budget would provide no annual update for SNFs in 2009 through 2011 and a -0.65 percent adjustment to the update annually thereafter. In addition, the budget would apply a “sequester” of -0.4 percent to all Medicare provider payments when general fund contributions exceed 45 percent of program spending. The sequester order would increase each year by -0.4 percent until general revenue funding is brought back to 45 percent. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The Administration also proposes to achieve savings by issuing regulations to adjust for case mix distribution in the SNF payment system. CMS included this provision in its proposed SNF prospective payment system update for fiscal year 2009, released May 1, 2008. CMS estimates that the recalibration would result in an overall 3.3 percent reduction in Medicare payments in fiscal year 2009, although the proposed rule would partially offset the case mix recalibration payment decrease with a 3.1 percent market basket increase. In addition, the budget proposal would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Many provisions of the proposed Bush budget would require Congressional action to implement. Separately, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. Note that while the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

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

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. Moreover, the Company may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) for copays and rejected claims. As of March 31, 2008, copays outstanding from Part D Plans were approximately $43 million, of which approximately $19 million relates to 2006. Additionally, as of March 31, 2008, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. The Company is also pursuing legal actions against certain Part D payors to collect outstanding copays. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D drug benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that beginning in 2007, Part D sponsors must have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued reporting requirements for 2008 which, among other things, require disclosure of rebates provided to long-term care pharmacies at a more detailed level. The Company has agreed with various Plan sponsors and their agents with respect to the format, terms and conditions for providing such information and the Company intends to continue to work with other sponsors with respect to providing such information.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding program for 10 geographic areas beginning July 1, 2008 (a delay from the previously-announced implementation date of April 1, 2008). The Company submitted bids for nine competitive bidding areas. CMS began announcing awards in March 2008. On March 20, 2008, the Company received form letters from

Palmetto GBA, the company that CMS has contracted with as the Competitive Bidding Implementation Contractor, stating that it was unable to accept the bids due to the alleged submission of insufficient financial documentation along with its bids. However, the Company, in consultation with its outside advisors, believes that in fact it had included the required financial documentation. As a result, CMS is reassessing the Company's bid denials. Further, many other suppliers had bids rejected due to alleged deficiencies in their bid submissions. Industry trade reports have indicated that 63 percent of all bids in round one were rejected. On May 6, 2008, a congressional committee held a hearing due to concerns that some suppliers were improperly excluded from the bidding process. It is uncertain at this time whether the Company's bids for the first round of competitive bidding will be accepted. In the meantime, CMS has also announced the 70 locations in which the second round of competitive bidding will be conducted later in 2008. The expanded program will apply to eight product categories, again including oxygen supplies and equipment and enteral nutrients, equipment and supplies. Bid prices will take effect sometime in 2009. Further, all existing DMEPOS suppliers will need to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers are subject to earlier accreditation deadlines. The Company intends to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over five years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: establishes a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promotes transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establishes a uniform definition for AMP. Additionally, the final rule provides that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits will be delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date is April 14, 2008, it is subject to public comment. CMS also notes that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on the Company’s business.

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

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206. Legislation is under consideration in Congress that, if enacted, would further extend the moratorium.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would require First DataBank to cease publishing AWP two years after the settlement becomes effective unless a competitor of First DataBank is then publishing AWP, and would require that First DataBank modify the manner in which it calculates AWP until First DataBank ceases publishing same. On June 6, 2007 the Court granted preliminary approval to an amended settlement agreement. Although the settlement agreement is yet subject to final approval of the court, the Company is evaluating the potential impact of the settlement in the context of certain of the contracts that it has with various payors and the actions that may be taken, if necessary, to offset or otherwise mitigate such impact. In addition, the government and private health insurance programs could discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals. There can be no assurance, however, that the First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First Databank’s price list, the parties entered into a similar settlement agreement, and the Court granted preliminary approval of the agreement on June 21, 2007, and granted amended preliminary approval of the agreement on August 21, 2007. On January 22,

2008, the court held a hearing on a motion for final approval of the proposed settlements. The court heard various objections to the proposed settlements and indicated that it would not approve the settlement as proposed. The court asked the parties to report back to it by February 5, 2008 with respect to various of the issues raised, and whether the settlements might be revised and additional evidence might be introduced to address these issues. The parties filed amendments to the proposed settlements on March 19, 2008, and at a status hearing held that day, the Court asked the parties to further revise the amended settlements. The Company is monitoring these cases for further developments and evaluating potential implications and/or actions that may be required. If a revised settlement or other resolution of the cases is proposed, the Company will evaluate the potential impact of such settlement or other resolution on the Company at that time, including any adverse effect on the Company’s reimbursement for drugs and biologicals and any actions that may be taken to offset or otherwise mitigate such impact.

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

CRO Services Segment
	Three months ended March 31,
	2008	2007

Revenues	$49,173	$47,422
Operating income	$2,668	$730

Three Months Ended March 31, 2008 vs. 2007

Omnicare’s CRO Services segment recorded revenues of $49.2 million for the three months ended March 31, 2008, which increased by $1.8 million, or 3.7% from the $47.4 million recorded in the same prior-year period. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), the Company included $7.4 million and $7.3 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the three months ended March 31, 2008 and 2007, respectively. Revenues for 2008 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2007 and in the first quarter of 2008, exceeding project terminations and cancellations.

Operating income in the CRO Services segment was $2.7 million in the first quarter of 2008 compared with $0.7 million in 2007, an increase of $2.0 million. As a percentage of the segment’s revenue, operating income was 5.4% in the first quarter of 2008 compared with 1.5% in the same period of 2007. This increase is primarily attributable to the favorable impact of the increase in revenues discussed above and the favorable year-over-year impact of special items. Backlog at March 31, 2008 was $309.4 million, representing a decrease of $4.9 million from the December 31, 2007 backlog of $314.3 million, and an increase of $9.1 million from the March 31, 2007 backlog of $300.3 million.

Restructuring and Other Related Charges

Omnicare Full Potential Program

In 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model whereby certain key administrative and production functions will be transferred to regional support centers (“hubs”) specifically designed and managed to perform these tasks, with local pharmacies (“spokes”) focusing on time-sensitive services and customer-facing processes.

This program is expected to be completed over a multi-year period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $93 million over this implementation period. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $6 million and $9 million pretax (approximately $4 million and $6 million aftertax) during the three months ended March 31, 2008 and 2007, respectively. The Omnicare Full Potential Plan initiatives required cumulative restructuring and other related charges of approximately $53 million before taxes through the first quarter of 2008. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as various phases of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $45 million to $50 million over the implementation period. The Company estimates that the program has led to a reduction in force of approximately 1,200 positions as of March 31, 2008, associated primarily with its pharmacy operations. While the Company is working diligently to achieve the estimated savings as discussed above, there can be no assurances as to the ultimate outcome of the program, including the related timing thereof, due to the inherent risks associated with the implementation of a project of this magnitude and the related new technologies. Specifically, the potential inability to successfully mitigate implementation risks, including but not necessarily limited to, dependence on third-party suppliers and consultants for the timely delivery of technology as well as its performance at expected capacities, compliance with federal, state and local regulatory requirements, reliance on information technology and telecommunications support, timely completion of facility lease transactions and/or leasehold improvements, and the ability to obtain adequate staffing levels, individually or in the aggregate could affect the overall success of the program from a savings and/or timing standpoint.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare, Inc. acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company had liabilities of $5.3 million at December 31, 2007, of which $0.5 million was utilized in the three months ended March 31, 2008. The remaining liabilities of $4.8 million at March 31, 2008 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at March 31, 2008 were $316.0 million compared with $277.6 million at December 31, 2007 (including restricted cash amounts of $14.8 million and $3.2 million, respectively).

The Company generated positive net cash flows from operating activities of $142.3 million during the three months ended March 31, 2008, compared with net cash flows from operating activities of $174.8 million during the three months ended March 31, 2007. Compared to the same prior-year period, cash flow from operating activities was unfavorably impacted primarily by the year-over-year trend in accounts payable on operating cash flows, partially offset largely by the favorable effect of the Company’s management of inventory levels in the first quarter of 2008.

Net cash used by investing activities was $60.0 million and $61.9 million for the three months ended March 31, 2008 and 2007, respectively. Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $36.0 million (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) in 2008. Acquisitions of businesses during the first three months of 2007 required $43.3 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) which were primarily funded by operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities was $58.1 million for the three months ended March 31, 2008 as compared to $66.2 million for the comparable prior-year period. During the first three months of 2008 and 2007, the Company paid down $50 million on the Company’s senior term A loan facility, maturing on July 28, 2010. Borrowings on the revolving credit facility totaled approximately $49 million during the first three months of 2008 and were completely repaid prior to the end of the period.

At March 31, 2008, there were no outstanding borrowings under the $800 million revolving credit facility, and $400 million in borrowings were outstanding under the senior term A loan facility due 2010. As of March 31, 2008, the Company had approximately $26.6 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On February 14, 2008, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2008, which is consistent with the annual dividends per share actually paid in 2007. Aggregate dividends of $2.7 million were paid during each of the three month periods ended March 31, 2008 and 2007.

On March 27, 2008, the Company announced that its Board of Directors has authorized a new program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. On March 31, 2008, Omnicare had approximately 121.6 million shares of common stock outstanding. These repurchases will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements. The manner, timing and amount of any purchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The plan does not obligate Omnicare to acquire any particular amount of common stock, and it may be modified or suspended at any time at Omnicare's discretion.

There were no known material commitments and contingencies outstanding at March 31, 2008, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The Company believes that net cash flows from operating activities, credit facilities and other short- and long-term debt financings will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Additionally, the Company believes that external sources of financing are available, although no assurances can be given regarding the Company’s ability to obtain additional financing in the future.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of March 31, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

		Less Than 1
	Total	Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,771,415	$-	$448,915	$-	$2,322,500
Capital lease obligations(a)	7,143	2,848	3,129	737	429
Operating lease obligations	161,389	44,464	58,325	26,729	31,871
Purchase obligations(b)	86,484	67,316	11,220	7,948	-
Other current obligations(c)	360,630	360,630	-	-	-
Other long-term obligations(d)	351,356	-	148,402	20,213	182,741
Subtotal	3,738,417	475,258	669,991	55,627	2,537,541
Future interest relating to debt
and capital lease obligations(e)	1,716,049	131,815	248,427	224,436	1,111,371
Total contractual cash obligations	$5,454,466	$607,073	$918,418	$280,063	$3,648,912

(a)

The noted obligation amounts represent the principal portion of the associated debt obligations. Details of the Company’s outstanding debt instruments can be found in the “Debt” note of the Notes to Consolidated Financial Statements.

(b)	Purchase obligations primarily consist of open inventory purchase orders, as well as obligations for other goods and services, at period end.
(c)	Other current obligations primarily consist of accounts payable at period end.
(d)	Other long-term obligations are largely comprised of pension and excess benefit plan obligations, acquisition-related liabilities, as well as accruals relating to uncertain tax positions.
(e)

Represents estimated future pretax interest costs based on the stated fixed interest rate of the debt, or the variable interest rate in effect at period end for variable interest rate debt. The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures. To the extent that any debt would be paid off by Omnicare prior to the stated due date or refinanced, the estimated future interest costs would change accordingly. Further, these analyses do not consider the effects of potential changes in the Company’s credit rating.

As of March 31, 2008, the Company had approximately $26.6 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

As of March 31, 2008, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s Consolidated Balance Sheets and debt footnote disclosures. Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2007 Annual Report. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its Consolidated Statements of Income.

As of March 31, 2008, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies

Allowance for Doubtful Accounts

Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance, cash flows and financial condition. Omnicare’s primary collection risk relates to facility, private pay and Part D customers. The Company provides a reserve for accounts receivable considered to be at increased risk of becoming uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Omnicare establishes this allowance for doubtful accounts using the specific identification approach, and considering such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. Management reviews this allowance for doubtful accounts on an ongoing basis for appropriateness. Judgment is used to assess the collectability of account balances and the economic ability of customers to pay.

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive

"average accounts receivable" and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 81 days at March 31, 2008, which was lower than the December 31, 2007 DSO of approximately 84 days, largely attributable to the Company’s late 2007 increase in its provision for doubtful accounts. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) for copays and rejected claims. As of March 31, 2008, copays outstanding from Part D Plans were approximately $43 million, of which approximately $19 million relates to 2006. Additionally, as of March 31, 2008, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Unfavorably impacting the overall DSO, as well as the recent increases in the 181 days and over past due accounts receivable balance, is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers, and the continued aging of copays and rejected claims. On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $87 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of March 31, 2008, of which approximately $79 million is past due based on applicable payment terms (a significant portion of which is not reserved). The $87 million represents approximately 5 days of the overall DSO at March 31, 2008. Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of March 31, 2008 was $348.6 million, compared with $334.1 million at December 31, 2007. The allowance for doubtful accounts represented 20.4% and 19.5% of gross receivables (net of contractual allowances) as of March 31, 2008 and December 31, 2007, respectively. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of March 31, 2008 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $17.1 million pretax.

The following table is an aging of the Company’s March 31, 2008 and December 31, 2007 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

		March 31, 2008
	Current and	181 Days and
	0-180 Days	Over
	Past Due	Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$382,209	$185,582	$567,791
Facility payors	514,057	360,441	874,498
Private Pay payors	116,028	129,221	245,249
CRO	18,786	-	18,786
Total gross accounts receivable
(net of contractual allowance adjustments)	$1,031,080	$675,244	$1,706,324

		December 31, 2007
	Current and	181 Days and
	0-180 Days	Over
	Past Due	Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$390,663	$167,116	$557,779
Facility payors	527,879	347,551	875,430
Private Pay payors	126,480	124,958	251,438
CRO	25,702	-	25,702
Total gross accounts receivable
(net of contractual allowance adjustments)	$1,070,724	$639,625	$1,710,349

Fair Value

On January 1, 2008, the Company partially adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines a hierarchy which prioritizes the inputs in fair value measurements. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. The impact to the Company’s consolidated results of operations, financial position and cash flows upon partial adoption of SFAS 157 was not material. The Company elected to partially defer adoption of SFAS 157 related to goodwill and indefinite-lived intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Staff Position 157-2.

See further discussion at the “Fair Value” note of the Notes to Consolidated Financial Statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at March 31, 2008 include $400.0 million outstanding under the variable-rate Senior term A loan, due 2010, at an interest rate of 3.95% at March 31, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.0 million per year); $48.9 million borrowed on a variable-rate term loan, due 2010, at an interest rate of 6.94% at March 31, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.5 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes during 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 4.90% at March 31, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 6.125% Senior Notes, and amounted to approximately $0.4 million at the end of the 2008 first quarter. Additionally, at March 31, 2008, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	March 31, 2008		December 31, 2007
Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$220,000	$250,000	$230,000
6.75% senior subordinated notes, due 2013	225,000	200,250	225,000	212,600
6.875% senior subordinated notes, due 2015	525,000	456,750	525,000	486,900
4.00% junior subordinated convertible
debentures, due 2033	345,000	206,831	345,000	246,700
3.25% convertible senior debentures, due 2035	977,500	630,488	977,500	703,800

Embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. In addition, the 3.25% Convertible Debentures include an interest reset provision. The embedded derivatives are periodically valued, and at period end, the values of the derivatives embedded in the Old Trust PIERS, the New Trust PIERS and the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future consolidated results of operations, financial position or cash flows.

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

(b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. In an order dated November 9, 2006, a motion by defendants to transfer venue to the United States District Court for the Northern District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. In the United States District Court for the Northern District of Illinois, the defendants renewed their motion to dismiss the Company’s antitrust claims on December 22, 2006, and on September 28, 2007 their motion was denied. On March 7, 2007, the Court entered a Minute Order setting a discovery schedule for the litigation. Fact discovery has been completed, and expert discovery is underway and expected to be completed by June 6, 2008. On April 18, 2008, the Court entered a Minute Order affirming its previous May 22, 2007 Minute Order that set a trial date of October 14, 2008.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group (see discussion of the UnitedHealth Group matter above), and (v) alleges that the Company failed to timely record certain special litigation reserves. Defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit and in a subsequent filing expressed an intention to appeal all aspects of the lower court’s decision. The appellate court has issued a briefing schedule, plaintiffs obtained a 30-day extension of time to file their brief, and all briefs are now due by May 30, 2008. Oral argument on this appeal has not been scheduled.

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

ITEM 1A - RISK FACTORS

The Omnicare 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs receive the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007, SNFs receive a 3.3 percent market basket increase, which increases Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to the calculation of the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. On May 1, 2008, CMS released its proposed SNF PPS update for fiscal year 2009. Among other things, the proposed rule would recalibrate case mix weights, resulting in an overall 3.3 percent reduction in Medicare payments. Most of the decrease would be offset by a 3.1 percent market basket increase, but if the rule were adopted as proposed, SNFs would experience a net reduction in Medicare payments of $60 million, or approximately 0.3 percent. The rule is subject to public comment until June 30, 2008, and a final rule will be issued this summer. While the fiscal year 2007 and 2008 SNF PPS rates do not decrease payments to SNFs, the potential loss of revenues associated with any proposed changes in SNF payments could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $12.2 billion in fiscal year 2009 and $178 billion over five years. Among other things, the budget would provide no annual update for SNFs in 2009 through 2011 and a -0.65 percent adjustment to the update annually thereafter. In addition, the budget would apply a “sequester” of -0.4 percent to all Medicare provider payments when general fund contributions exceed 45 percent of program spending. The sequester order would increase each year by -0.4 percent until general revenue funding is brought back to 45 percent. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The Administration also proposes to achieve savings by issuing regulations to adjust for case mix distribution in the SNF payment system. CMS included this provision in its proposed SNF prospective payment system update for fiscal year 2009, released May 1, 2008. CMS estimates that the recalibration would result in an overall 3.3 percent reduction in Medicare payments in fiscal year 2009, although the proposed rule would partially offset the case mix recalibration payment decrease with a 3.1 percent market basket increase. In addition, the budget proposal would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Many provisions of the proposed Bush budget would require Congressional action to implement. Separately, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. Note that while the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

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

Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans in the ordinary course. Moreover, we may, as appropriate, renegotiate agreements. Further, the proportion of our Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to our Part D business will not change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) for copays and rejected claims. As of March 31, 2008, copays outstanding from Part D Plans were approximately $43 million, of which approximately $19 million relates to 2006. Additionally, as of March 31, 2008, Part D rejected claims outstanding from Part D Plans for the 2006 transitional year were approximately $21 million. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. The Company is also pursuing legal actions against certain Part D payors to collect outstanding copays. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug benefit on our results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the final Part D rule, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that beginning in 2007, Part D sponsors must have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructs Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. CMS stated that Plan sponsors should provide assurances that such information will remain confidential. CMS has issued subregulatory guidelines specifying the information that CMS is requiring from Plan sponsors with respect to rebates paid to long-term care pharmacies. CMS has also issued reporting requirements for 2008 which, among other things, require disclosure of rebates provided to long-term care pharmacies at a more detailed level. We have agreed with various Plan sponsors and their agents with respect to the format, terms and conditions for providing such information and we intend to continue to work with other sponsors with respect to providing such information.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. Approximately 1% of our revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding program for 10 geographic areas beginning July 1, 2008 (a delay from the previously-announced implementation date of April 1, 2008). We submitted bids for nine competitive bidding areas. CMS began announcing awards in March 2008. On March 20, 2008, we received form letters from Palmetto GBA, the company that CMS has contracted with as the Competitive Bidding Implementation Contractor, stating that it was unable to accept the bids due to the alleged submission of insufficient financial documentation along with its bids. However, we, in consultation with our outside advisors, believe that in fact we included the required financial documentation. As a result, CMS is reassessing our bid denials. Further, many other suppliers had bids rejected due to alleged deficiencies in their bid submissions. Industry trade reports have indicated that 63 percent of all bids in round one were rejected. On May 6, 2008, a congressional committee held a hearing due to concerns that some suppliers were improperly excluded from the bidding process. It is uncertain at this time whether our bids for the first round of competitive bidding will be accepted. In the meantime, CMS has also announced the 70 locations in which the second round of competitive bidding will be conducted later in 2008. The expanded program will apply to eight product categories, again including oxygen supplies and equipment and enteral nutrients, equipment and supplies. Bid prices will take effect sometime in 2009. Further, all existing DMEPOS suppliers will need to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers are subject to earlier accreditation deadlines. We intend to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

With respect to Medicaid, the BBA repealed the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, giving states greater latitude in setting payment rates for such facilities. The law also granted states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. Likewise, the DRA includes several changes to the Medicaid program designed to rein in program spending. These include, among others, strengthening the Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, which could, due to the timing of the penalty period, increase facilities’ exposure to uncompensated care. This provision is expected to reduce Medicaid spending by an estimated $2.4 billion over five years. The law also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state

Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce the federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: establishes a new federal upper limit calculation for multiple source drugs that is based on 250 percent of the lowest AMP in a drug class; promotes transparency in drug pricing by requiring CMS to post AMP amounts on its web site; and establishes a uniform definition for AMP. Additionally, the final rule provides that sales of drugs to long-term care pharmacies for supply to NHs and ALFs (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits will be delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date is April 14, 2008, it is subject to public comments and CMS also notes that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for our prescription drugs. Until the new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business.

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

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On March 23, 2007, CMS published a proposed rule that would implement this legislation, and make other clarifications to the standards for determining the permissibility of provider tax arrangements. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206. Legislation is under consideration in Congress that, if enacted, would further extend the moratorium.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended March 31, 2008 is as follows (in thousands, except per share data):

			Total Number
			of Shares
			Purchased as	Maximum Number (or
			Part of	Approximate Dollar
			Publicly	Value) of Shares that
	Total Number	Average	Announced	May Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(a)(b)	per Share	Programs	Programs(b)
January 1 - 31, 2008	0	$-	-	$-
February 1 - 29, 2008	56	22.66	-	-
March 1 - 31, 2008	120	17.82	-	100,000
Total	176	$19.37	-	$100,000

(a)

During the first quarter of 2008, the Company purchased 176 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)

On March 27, 2008, the Company announced that its Board of Directors has authorized a new program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. The plan does not obligate Omnicare to acquire any particular amount of common stock, and it may be modified or suspended at any time at Omnicare's discretion. During the first quarter of 2008, the Company did not purchase any shares of Omnicare common stock in connection with this program.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date: May 8, 2008	By: /s/ David W. Froesel, Jr.
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