Form 10-Q
period 2008-06-30
OMNICARE INC
filed 2008-07-31
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

COMMON STOCK OUTSTANDING

	Number of Shares	Date

Common Stock, $1 par value	118,177,947	June 30, 2008

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT JUNE 30, 2008

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended, June 30,		Six months ended June 30,

	2008	2007	2008	2007

Net sales	$1,550,152	$1,549,157	$3,109,131	$3,126,222

Cost of sales	1,166,461	1,150,109	2,344,224	2,341,102
Heartland matters (Note 11)	1,560	4,015	3,134	8,311

Gross profit	382,131	395,033	761,773	776,809

Selling, general and administrative expenses	237,019	228,008	473,616	453,617
Provision for doubtful accounts	25,767	29,899	56,159	58,803
Restructuring and other related charges (Note 10)	10,784	6,250	17,232	15,424
Litigation and other related professional fees (Note 11)	16,022	9,010	37,664	15,917
Heartland matters (Note 11)	180	896	499	2,392

Operating income	92,359	120,970	176,603	230,656

Investment income	1,959	2,102	4,570	4,023
Interest expense	(35,940)	(41,718)	(72,996)	(83,766)

Income before income taxes	58,378	81,354	108,177	150,913

Income tax provision	21,573	32,113	41,428	58,685

Net income	$36,805	$49,241	$66,749	$92,228

Earnings per share:
Basic	$0.31	$0.41	$0.56	$0.77

Diluted	$0.31	$0.41	$0.56	$0.76

Dividends per common share	$0.0225	$0.0225	$0.0450	$0.0450

Weighted average number of common shares outstanding:
Basic	117,901	119,389	118,874	119,233

Diluted	118,672	121,371	119,606	121,375

Comprehensive income	$36,001	$49,831	$75,072	$95,206

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except share data)

	(UNAUDITED)
	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$208,730	$274,448
Restricted cash	15,019	3,155
Accounts receivable, less allowances of $342,686 (2007-$334,061)	1,348,042	1,376,288
Unbilled receivables, CRO	28,509	24,855
Inventories	400,084	448,183
Deferred income tax benefits	129,507	126,239
Other current assets	204,101	202,982

Total current assets	2,333,992	2,456,150

Properties and equipment, at cost less accumulated depreciation of $335,512 (2007-$311,422)	203,665	199,449
Goodwill	4,377,813	4,342,169
Identifiable intangible assets, less accumulated amortization of $133,206 (2007-$115,042)	313,678	323,637
Rabbi trust assets for settlement of pension obligations	119,704	123,035
Other noncurrent assets	133,328	149,339

Total noncurrent assets	5,148,188	5,137,629

Total assets	$7,482,180	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329,355	$371,020
Accrued employee compensation	36,722	32,696
Deferred revenue, CRO	22,780	22,068
Current debt	2,819	3,192
Other current liabilities	195,102	223,184

Total current liabilities	586,778	652,160

Long-term debt, notes and convertible debentures	2,766,063	2,820,751
Deferred income tax liabilities	498,910	449,789
Other noncurrent liabilities	361,126	379,376

Total noncurrent liabilities	3,626,099	3,649,916

Total liabilities	4,212,877	4,302,076

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized,125,318,800 shares issued (2007-124,599,300 shares issued)	125,319	124,599
Paid-in capital	1,927,816	1,917,062
Retained earnings	1,459,168	1,397,831
Treasury stock, at cost-7,140,900 shares (2007-2,827,300 shares) (Note 2)	(193,325)	(89,791)
Accumulated other comprehensive income	(49,675)	(57,998)

Total stockholders’ equity	3,269,303	3,291,703

Total liabilities and stockholders’ equity	$7,482,180	$7,593,779

   The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Six months ended June 30,

	2008	2007

Cash flows from operating activities:
Net income	$66,749	$92,228
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	26,058	28,080
Amortization	31,605	29,128
Provision for doubtful accounts	56,159	58,803
Deferred tax provision	44,069	35,424
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables	(19,322)	(36,594)
Inventories	52,283	26,244
Other current and noncurrent assets	28,825	(34,820)
Accounts payable	(40,285)	28,340
Accrued employee compensation	4,107	(4,379)
Deferred revenue	712	(3,083)
Current and noncurrent liabilities	(22,348)	16,556

Net cash flows from operating activities	228,612	235,927

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(90,988)	(69,299)
Capital expenditures	(28,468)	(18,925)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(11,589)	(10,501)
Other	(6)	(106)

Net cash flows used in investing activities	(131,051)	(98,831)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	59,000	74,000
Payments on line of credit facilities and term A loan	(109,000)	(174,000)
Payments on long-term borrowings and obligations	(1,606)	(3,631)
Change in cash overdraft balance	(3,606)	(11,644)
Payments for Omnicare common stock repurchases (Note 2)	(100,165)	—
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(3,803)	(8,132)
Excess tax benefits from stock-based compensation	82	4,079
Dividends paid	(5,412)	(5,482)

Net cash flows used in financing activities	(164,510)	(124,810)

Effect of exchange rate changes on cash	1,231	942

Net (decrease) increase in cash and cash equivalents	(65,718)	13,228
Cash and cash equivalents at beginning of period	274,448	138,034

Cash and cash equivalents at end of period	$208,730	$151,262

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 - Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair statement of the consolidated results of operations, financial position and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Omnicare’s 2007 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

Concentration of Credit Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 41% of the Company’s revenues in the six months ended June 30, 2008 were generated under the Part D program. The Company estimates that approximately 23.5% of these Part D revenues during the six months ended June 30, 2008 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group and its Affiliates (“United”). Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. The Company may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of June 30, 2008, copays outstanding from Part D Plans were approximately $27 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $93 million (excluding interest) is owed to the Company by this group of customers as of June 30, 2008, of which approximately $84 million is past due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).

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

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at June 30, 2008 and December 31, 2007, net of aggregate applicable tax benefits of $38.2 million and $40.2 million, respectively, by component and in the aggregate, follow (in thousands):

	June 30, 2008	December 31, 2007

Cumulative foreign currency translation adjustments	$7,976	$3,888
Unrealized gain on fair value of investments	2,550	2,400
Pension and postemployment benefits	(60,201)	(64,286)

Total accumulated other comprehensive loss adjustments, net	$(49,675)	$(57,998)

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

In December 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). Among other items, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the first annual reporting period beginning after November 15, 2008. The Company does not anticipate the effect of this recently issued standard to be material on its consolidated results of operations, financial position and cash flows based on its capital structure and financial instruments outstanding at quarter end.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Among other items, FAS APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of this recently issued standard on its consolidated results of operations, financial position and cash flows, and there can be no assurance that the impact of this new requirement will not be material upon adoption.

Note 2 - Common Stock Repurchase Program

On March 27, 2008, the Company announced that its Board of Directors authorized a new program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. In the three months ended June 30, 2008, the Company repurchased approximately 4.1 million shares at a cost of approximately $100 million. Accordingly, as of June 30, 2008, the Company had utilized the full amount of share repurchase authority and successfully completed the program. These repurchases were made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements. On June 30, 2008, Omnicare had approximately 118.2 million shares of common stock outstanding.

Note 3 - Acquisitions

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

During the first six months of 2008, Omnicare completed 5 acquisitions of businesses in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required outlays of $91.0 million (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) in the six months ended June 30, 2008. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 4 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2008, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of December 31, 2007	$4,250,114	$92,055	$4,342,169
Goodwill acquired in the six months ended June 30, 2008	43,823	—	43,823
Other	(9,009)	830	(8,179)

Balance as of June 30, 2008	$4,284,928	$92,885	$4,377,813

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

The decrease in the net carrying amount of the Company’s other identifiable intangible assets of approximately $10 million from December 31, 2007, primarily relates to amortization expense recorded during the period, partially offset by increases due primarily to customer relationship assets and non-compete agreements related primarily to recent acquisitions, with a weighted-average life of approximately 11 years.

Note 5 - Debt

A summary of debt follows (in thousands):

	June 30, 2008	December 31, 2007

Revolving loans, due 2010, $800 million	$—	$—
Term loan, due 2010	49,500	50,602
Senior term A loan, due 2010	400,000	450,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	6,500	8,831

Subtotal	2,778,500	2,831,933
(Subtract) interest rate swap agreement	(9,618)	(7,990)
(Subtract) current portion of debt	(2,819)	(3,192)

Total long-term debt, net	$2,766,063	$2,820,751

The Company’s debt instruments, including related terms and certain financial covenants, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2007 Annual Report.

At June 30, 2008, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (“Revolving Loans”), and $400 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $50 million on the Term Loans during the six months ended June 30, 2008. The interest rate on the Term Loans was 4.23% at June 30, 2008. As of June 30, 2008, the Company had approximately $27 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. The Company amortized to expense $4.1 million of deferred debt issuance costs during the six months ended June 30, 2008 and 2007.

At June 30, 2008, the overall weighted-average interest rate on the Company’s variable interest portion of its long-term debt, excluding the interest rate swap agreement, was 4.46%. The estimated floating interest rate on the interest rate swap agreement was 5.40% at June 30, 2008.

Note 6 - Fair Value

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

		Based on

	Fair Value at June 30, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:(1)
Rabbi trust assets (2)	$119,704	$119,704	$—	$—
Interest rate swap agreement - fair value hedge (3)	(9,618)	—	(9,618)	—
Derivatives (4)	—	—	—	—

Total	$110,086	$119,704	$(9,618)	$—

(1) For cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, and accounts payable, the net carrying value of these items approximates their fair value at period end. Further, at period end, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates. The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and, while not recorded on the Consolidated Balance Sheets and thus excluded from the fair value table above, these fair values are summarized at the “Quantitative and Qualitative Disclosures About Market Risk” section at Part I, Item 3 of this Filing.

(2) The fair value of restricted funds held in trust (rabbi trust assets) for settlement of the Company’s pension obligations is based on quoted market prices of the investments held by the trustee.

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

Note 7 - Stock-Based Compensation

At June 30, 2008, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2007 Annual Report. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. As further described in Omnicare’s 2007 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three months ended, June 30,		Six months ended June 30,

	2008	2007	2008	2007

Stock awards	$5,369	$4,990	$11,064	$9,437
Stock options	1,214	1,026	2,245	2,042

Total stock-based compensation expense	$6,583	$6,016	$13,309	$11,479

The assumptions used to value stock options granted during the periods ended June 30, 2008 and 2007 are as follows:

	2008	2007

Expected volatility	30.8%	30.3%
Risk-free interest rate	3.1%	4.6%
Expected dividend yield	0.4%	0.2%
Expected term of options (in years)	4.7	4.5

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Weighted average fair value per option	$7.50	$11.25	$7.44	$12.14

A summary of stock option activity under the plans for the six months ended June 30, 2008, is presented below (in thousands, except exercise price and term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	7,259	$30.78
Options granted	754	23.53
Options exercised	(2)	19.87
Options forfeited	(52)	37.21

Options outstanding, end of period	7,959	$30.05	5.0	$24,004

Options exercisable, end of period	6,406	$29.66	4.0	$21,964

The total exercise date intrinsic value of options exercised during the six months ended June 30, 2008 was insignificant.

A summary of non-vested restricted stock awards for the six months ended June 30, 2008 is presented below (in thousands, except grant price data):

	Shares	Weighted- Average Grant Date Price

Non-vested shares, beginning of period	2,103	$37.27
Shares awarded	714	23.55
Shares vested	(507)	30.66
Shares forfeited	(14)	31.88

Non-vested shares, end of period	2,296	$34.50

As of June 30, 2008, there was approximately $81 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately six years. The total grant date fair value of shares vested during the six months ended June 30, 2008 related to stock awards and stock options was approximately $16.1 million.

Note 8 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2007 Annual Report. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.7 million and $3.6 million for the three and six months ended June 30, 2008, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2007, respectively.

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

The following table presents the components of net periodic pension cost for all pension plans for the three and six months ended June 30, 2008 and 2007 (pretax, in thousands):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Service cost	$1,280	$1,087	$2,779	$2,174
Interest cost	2,374	2,051	4,759	4,102
Amortization of deferred amounts (primarily prior actuarial losses)	3,674	2,901	7,347	5,802
Return on assets	(54)	(47)	(108)	(94)
Other	—	—	(268)	—

Net periodic pension cost	$7,274	$5,992	$14,509	$11,984

As of June 30, 2008, the aggregate defined benefit plans’ liabilities total approximately $170 million. During the first six months of 2008, the Company made no payments related to funding the rabbi trusts for the settlement of the Company’s pension obligations, resulting in aggregate assets with a fair value of approximately $119.7 million at June 30, 2008. The Company currently anticipates making contributions of approximately $5 million during the remainder of the 2008 year.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Three months ended June 30,

2008:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$36,805	117,901	$0.31

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	69	275
Stock options, warrants and awards	—	496

Diluted EPS
Net income plus assumed conversions	$36,874	118,672	$0.31

2007:

Basic EPS
Net income	$49,241	119,389	$0.41

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	275
Stock options, warrants and awards	—	1,707

Diluted EPS
Net income plus assumed conversions	$49,313	121,371	$0.41

	Six months ended June 30,

2008:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$66,749	118,874	$0.56

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	139	275
Stock options, warrants and awards	—	457

Diluted EPS
Net income plus assumed conversions	$66,888	119,606	$0.56

2007:

Basic EPS
Net income	$92,228	119,233	$0.77

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	144	316
Stock options, warrants and awards	—	1,826

Diluted EPS
Net income plus assumed conversions	$92,372	121,375	$0.76

During the three and six months ended June 30, 2008 and 2007, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and stock awards excluded from the computation of diluted EPS for the quarters ended June 30, 2008 and 2007 totaled 7.5 million and 3.7 million, respectively, and for the six months ended June 30, 2008 and 2007, totaled 7.3 million and 3.7 million, respectively.

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

This program is expected to be completed over a multi-year period and is estimated to result in total pretax restructuring and other related charges of approximately $93 million. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $11 million and $17 million pretax (approximately $7 million and $11 million aftertax) during the three and six months ended June 30, 2008, respectively, and approximately $29 million pretax during the year ended December 31, 2007 (approximately $8 million and $17 million pretax in the three and six months ended June 30, 2007, respectively). The Omnicare Full Potential Plan initiatives required cumulative restructuring and other related charges of approximately $64 million before taxes through the second quarter of 2008. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively as various phases of the project are finalized and implemented. Through March 31, 2008, the Company had eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is expected to result in a net reduction of approximately 1,000 positions (1,700 positions eliminated, net of new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations). The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

Restructuring charges:	Balance at December 31, 2007	2008 Provision/ Accrual	Utilized during 2008	Balance at June 30, 2008

Employee severance	$35	$3,053	$(3,088)	$—
Employment agreement buy-outs	1,199	206	(951)	454
Lease terminations	3,128	2,924	(1,738)	4,314
Other assets, fees and facility exit costs	1,858	8,561	(7,052)	3,367

Total restructuring charges	$6,220	14,744	$(12,829)	$8,135

Other related charges		2,488

Total restructuring and other related charges		$17,232

As of June 30, 2008, the Company has made cumulative payments of approximately $14.1 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at June 30, 2008, represent amounts not yet paid relating to actions taken in connection with the program (primarily employment agreement buy-out related payments, lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits;” and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare, Inc. acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company had liabilities of $5.3 million at December 31, 2007, of which $0.8 million was utilized in the six months ended June 30, 2008. The remaining liabilities of $4.5 million at June 30, 2008 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized. As previously disclosed, the Company recorded a credit to restructuring and other related charges of approximately ($1.6) million pretax (approximately ($1.0) million aftertax) during the three and six months ended June 30, 2007 in connection with the finalization of certain liabilities under the 2005 program.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth, and (v) alleges that the Company failed to timely record certain special litigation reserves. The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case. That appeal is fully briefed and oral argument has been scheduled for September 18, 2008.

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

The three and six months ended June 30, 2008 included a $16.0 million pretax charge ($10.1 million after taxes) and a $37.7 million pretax charge ($23.1 million after taxes), respectively, and the three and six months ended June 30, 2007 included a $9.0 million pretax charge ($5.5 million after taxes) and a $15.9 million pretax charge ($9.8 million after taxes), respectively, reflected in the “Litigation and other related professional fees” line of the Consolidated Statements of Income, primarily for litigation-related professional expenses in connection with the Company’s lawsuit against United, certain other large customer disputes, the administrative subpoenas from the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party, and the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues, and restore centralized repackaging to full capacity. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and as a result, the three months ended June 30, 2008 included special charges of approximately $1.7 million pretax (approximately $1.5 million and approximately $0.2 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($1.1 million after taxes) for costs associated with the quality control, product recall and fire damage issues at Heartland (“Heartland Matters”). The associated costs for the six months ended June 30, 2008 totaled $3.6 million pretax ($3.1 million and $0.5 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($2.2 million after taxes). The three months ended June 30, 2007 included special charges of approximately $4.9 million pretax ($4.0 million and $0.9 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($3.0 million after taxes) for costs associated with the Heartland Matters. The associated costs for the six months ended June 30, 2007 totaled $10.7 million pretax ($8.3 million and $2.4 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($6.6 million after taxes). The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2008, no receivables for insurance recoveries have been recorded by the Company. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

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

Note 12 - Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at June 30, 2008. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at June 30, 2008, including the United States. Certain reclassification of prior-year depreciation and amortization amounts have been made to conform with the current-year presentation.

The table below presents information about the segments as of and for the three and six months ended June 30, 2008 and 2007, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended June 30,

2008:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$1,496,521	$53,631	$—	$1,550,152
Depreciation and amortization	(20,692)	(450)	(7,006)	(28,148)
Restructuring and other related charges	(9,222)	(600)	(962)	(10,784)
Litigation and other related professional fees	(16,022)	—	—	(16,022)
Heartland matters	(1,740)	—	—	(1,740)
Operating income (expense)	117,516	3,800	(28,957)	92,359
Total assets	6,915,425	194,286	372,469	7,482,180
Capital expenditures	(14,220)	(1,728)	(81)	(16,029)

2007:

Net sales	$1,498,918	$50,239	$—	$1,549,157
Depreciation and amortization	(21,269)	(477)	(6,740)	(28,486)
Restructuring and other related charges	(5,004)	(252)	(994)	(6,250)
Litigation and other related professional fees	(9,010)	—	—	(9,010)
Heartland matters	(4,911)	—	—	(4,911)
Operating income (expense)	144,274	2,904	(26,208)	120,970
Total assets	7,001,157	181,252	287,811	7,470,220
Capital expenditures	(9,629)	(388)	(627)	(10,644)

	Six months ended June 30,

2008:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$3,006,327	$102,804	$—	$3,109,131
Depreciation and amortization	(40,931)	(889)	(15,843)	(57,663)
Restructuring and other related charges	(14,318)	(1,374)	(1,540)	(17,232)
Litigation and other related professional fees	(37,664)	—	—	(37,664)
Heartland matters	(3,633)	—	—	(3,633)
Operating income (expense)	226,751	6,468	(56,616)	176,603
Total assets	6,915,425	194,286	372,469	7,482,180
Capital expenditures	(26,144)	(2,070)	(254)	(28,468)

2007:

Net sales	$3,028,561	$97,661	$—	$3,126,222
Depreciation and amortization	(42,880)	(954)	(13,374)	(57,208)
Restructuring and other related charges	(9,756)	(2,070)	(3,598)	(15,424)
Litigation and other related professional fees	(15,917)	—	—	(15,917)
Heartland matters	(10,703)	—	—	(10,703)
Operating income (expense)	279,864	3,634	(52,842)	230,656
Total assets	7,001,157	181,252	287,811	7,470,220
Capital expenditures	(17,100)	(662)	(1,163)	(18,925)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare included in its reported CRO segment net sales amount, for the three and six month periods ended June 30, 2008, reimbursable out-of-pockets totaling $8.8 million and $16.2 million, respectively, and $8.2 million and $15.4 million for the three and six months ended June 30, 2007, respectively.

Note 13 - Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2008 and December 31, 2007 for the balance sheets, the three and six months ended June 30, 2008 and 2007 for the statements of income, and the statements of cash flows for the six months ended June 30, 2008 and 2007. Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended June 30,

2008:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$1,488,742	$61,410	$—	$1,550,152
Cost of sales	—	1,119,065	47,396	—	1,166,461
Heartland matters	—	1,560	—	—	1,560

Gross profit	—	368,117	14,014	—	382,131
Selling, general and administrative expenses	2,349	225,988	8,682	—	237,019
Provision for doubtful accounts	—	24,751	1,016	—	25,767
Restructuring and other related charges	—	10,560	224	—	10,784
Litigation and other related professional fees	—	16,022	—	—	16,022
Heartland matters	—	180	—	—	180

Operating income (loss)	(2,349)	90,616	4,092	—	92,359
Investment income	817	1,142	—	—	1,959
Interest expense	(34,846)	(271)	(823)	—	(35,940)

Income (loss) before income taxes	(36,378)	91,487	3,269	—	58,378
Income tax (benefit) expense	(13,668)	34,001	1,240	—	21,573
Equity in net income of subsidiaries	59,515	—	—	(59,515)	—

Net income	$36,805	$57,486	$2,029	$(59,515)	$36,805

2007:

Net sales	$—	$1,491,712	$57,445	$—	$1,549,157
Cost of sales	—	1,107,178	42,931	—	1,150,109
Heartland matters	—	4,015	—	—	4,015

Gross profit	—	380,519	14,514	—	395,033
Selling, general and administrative expenses	2,140	215,310	10,558	—	228,008
Provision for doubtful accounts	—	29,457	442	—	29,899
Restructuring and other related charges	—	6,250	—	—	6,250
Litigation and other related professional fees	—	9,010	—	—	9,010
Heartland matters	—	896	—	—	896

Operating income (loss)	(2,140)	119,596	3,514	—	120,970
Investment income	764	1,338	—	—	2,102
Interest expense	(40,600)	(293)	(825)	—	(41,718)

Income (loss) before income taxes	(41,976)	120,641	2,689	—	81,354
Income tax (benefit) expense	(16,474)	47,529	1,058	—	32,113
Equity in net income of subsidiaries	74,743	—	—	(74,743)	—

Net income	$49,241	$73,112	$1,631	$(74,743)	$49,241

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Six months ended June 30,

2008:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$2,987,427	$121,704	$—	$3,109,131
Cost of sales	—	2,250,679	93,545	—	2,344,224
Heartland matters	—	3,134	—	—	3,134

Gross profit	—	733,614	28,159	—	761,773
Selling, general and administrative expenses	4,297	450,983	18,336	—	473,616
Provision for doubtful accounts	—	53,802	2,357	—	56,159
Restructuring and other related charges	—	17,008	224	—	17,232
Litigation and other related professional fees	—	37,664	—	—	37,664
Heartland matters	—	499	—	—	499

Operating income (loss)	(4,297)	173,658	7,242	—	176,603
Investment income	1,391	3,179	—	—	4,570
Interest expense	(69,831)	(1,426)	(1,739)	—	(72,996)

Income (loss) before income taxes	(72,737)	175,411	5,503	—	108,177
Income tax (benefit) expense	(28,164)	67,461	2,131	—	41,428
Equity in net income of subsidiaries	111,322	—	—	(111,322)	—

Net income	$66,749	$107,950	$3,372	$(111,322)	$66,749

2007:

Net sales	$—	$3,011,730	$114,492	$—	$3,126,222
Cost of sales	—	2,255,878	85,224	—	2,341,102
Heartland matters	—	8,311	—	—	8,311

Gross profit	—	747,541	29,268	—	776,809
Selling, general and administrative expenses	4,273	429,377	19,967	—	453,617
Provision for doubtful accounts	—	57,919	884	—	58,803
Restructuring and other related charges	—	14,514	910	—	15,424
Litigation and other related professional fees	—	15,917	—	—	15,917
Heartland matters	—	2,392	—	—	2,392

Operating income (loss)	(4,273)	227,422	7,507	—	230,656
Investment income	1,335	2,688	—	—	4,023
Interest expense	(81,606)	(569)	(1,591)	—	(83,766)

Income (loss) before income taxes	(84,544)	229,541	5,916	—	150,913
Income tax (benefit) expense	(32,735)	89,129	2,291	—	58,685
Equity in net income of subsidiaries	144,037	—	—	(144,037)	—

Net income	$92,228	$140,412	$3,625	$(144,037)	$92,228

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2008 (Unaudited):	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$135,886	$52,742	$20,102	$—	$208,730
Restricted cash	—	15,019	—	—	15,019
Accounts receivable, net (including intercompany)	—	1,316,705	35,701	(4,364)	1,348,042
Unbilled receivables, CRO	—	28,509	—	—	28,509
Inventories	—	388,240	11,844	—	400,084
Deferred income tax benefits, net-current	—	132,763	96	(3,352)	129,507
Other current assets	1,608	198,006	4,487	—	204,101

Total current assets	137,494	2,131,984	72,230	(7,716)	2,333,992

Properties and equipment, net	—	193,909	9,756	—	203,665
Goodwill	—	4,274,581	103,232	—	4,377,813
Identifiable intangible assets, net	—	308,400	5,278	—	313,678
Other noncurrent assets	48,181	204,593	258	—	253,032
Investment in subsidiaries	5,920,359	—	—	(5,920,359)	—

Total assets	$6,106,034	$7,113,467	$190,754	$(5,928,075)	$7,482,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,906	$543,505	$18,731	$(4,364)	$586,778
Long-term debt, notes and convertible debentures	2,712,882	3,159	50,022	—	2,766,063
Deferred income tax liabilities, net-noncurrent	85,325	407,148	9,789	(3,352)	498,910
Other noncurrent liabilities	9,618	350,296	1,212	—	361,126
Stockholders’ equity	3,269,303	5,809,359	111,000	(5,920,359)	3,269,303

Total liabilities and stockholders’ equity	$6,106,034	$7,113,467	$190,754	$(5,928,075)	$7,482,180

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2007:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$171,779	$70,088	$32,581	$—	$274,448
Restricted cash	—	3,155	—	—	3,155
Accounts receivable, net (including intercompany)	—	1,348,504	30,386	(2,602)	1,376,288
Unbilled receivables, CRO	—	24,855	—	—	24,855
Inventories	—	436,639	11,544	—	448,183
Deferred income tax benefits, net-current	878	125,474	—	(113)	126,239
Other current assets	1,336	196,474	5,172	—	202,982

Total current assets	173,993	2,205,189	79,683	(2,715)	2,456,150

Properties and equipment, net	—	188,340	11,109	—	199,449
Goodwill	—	4,238,547	103,622	—	4,342,169
Identifiable intangible assets, net	—	318,255	5,382	—	323,637
Other noncurrent assets	52,135	219,906	333	—	272,374
Investment in subsidiaries	5,939,714	—	—	(5,939,714)	—

Total assets	$6,165,842	$7,170,237	$200,129	$(5,942,429)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$600,095	$21,562	$(2,602)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	4,505	51,736	—	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	372,110	9,258	(113)	449,789
Other noncurrent liabilities	7,990	370,352	1,034	—	379,376
Stockholders’ equity	3,291,703	5,823,175	116,539	(5,939,714)	3,291,703

Total liabilities and stockholders’ equity	$6,165,842	$7,170,237	$200,129	$(5,942,429)	$7,593,779

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,

2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(20,886)	$263,011	$(13,513)	$228,612

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(90,988)	—	(90,988)
Capital expenditures	—	(28,271)	(197)	(28,468)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(11,589)	—	(11,589)
Other	—	(6)	—	(6)

Net cash flows used in investing activities	—	(130,854)	(197)	(131,051)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	59,000	—	—	59,000
Payments on line of credit facilities and term A loan	(109,000)	—	—	(109,000)
Payments on long-term borrowings and obligations	(1,606)	—	—	(1,606)
Change in cash overdraft balance	(4,032)	426	—	(3,606)
Payments for Omnicare common stock repurchases	(100,165)	—	—	(100,165)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(3,803)	—	—	(3,803)
Excess tax benefits from stock-based compensation	82	—	—	82
Dividends paid	(5,412)	—	—	(5,412)
Other	149,929	(149,929)	—	—

Net cash flows used in financing activities	(15,007)	(149,503)	—	(164,510)

Effect of exchange rate changes on cash	—	—	1,231	1,231

Net (decrease) in cash and cash equivalents	(35,893)	(17,346)	(12,479)	(65,718)
Cash and cash equivalents at beginning of period	171,779	70,088	32,581	274,448

Cash and cash equivalents at end of period	$135,886	$52,742	$20,102	$208,730

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Six months ended June 30,

2007:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(29,750)	$257,935	$7,742	$235,927

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(69,299)	—	(69,299)
Capital expenditures	—	(18,179)	(746)	(18,925)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(10,501)	—	(10,501)
Other	—	(98)	(8)	(106)

Net cash flows used in investing activities	—	(98,077)	(754)	(98,831)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	—	—	74,000
Payments on line of credit facilities and term A loan	(174,000)	—	—	(174,000)
Payments on long-term borrowings and obligations	(3,631)	—	—	(3,631)
Change in cash overdraft balance	(9,372)	(2,272)	—	(11,644)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(8,132)	—	—	(8,132)
Excess tax benefits from stock-based compensation	4,079	—	—	4,079
Dividends paid	(5,482)	—	—	(5,482)
Other	187,469	(187,469)	—	—

Net cash flows from financing activities	64,931	(189,741)	—	(124,810)

Effect of exchange rate changes on cash	—	—	942	942

Net increase (decrease) in cash and cash equivalents	35,181	(29,883)	7,930	13,228
Cash and cash equivalents at beginning of period	43,494	74,262	20,278	138,034

Cash and cash equivalents at end of period	$78,675	$44,379	$28,208	$151,262

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of June 30, 2008 and December 31, 2007 for the balance sheets, the three and six months ended June 30, 2008 and 2007 for the statements of income, and the statements of cash flows for the six months ended June 30, 2008 and 2007. Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended June 30,

2008:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$1,550,152	$—	$1,550,152
Cost of sales	—	—	1,166,461	—	1,166,461
Heartland matters	—	—	1,560	—	1,560

Gross profit	—	—	382,131	—	382,131
Selling, general and administrative expenses	2,349	346	234,324	—	237,019
Provision for doubtful accounts	—	—	25,767	—	25,767
Restructuring and other related charges	—	—	10,784	—	10,784
Litigation and other related professional fees	—	—	16,022	—	16,022
Heartland matters	—	—	180	—	180

Operating income (loss)	(2,349)	(346)	95,054	—	92,359
Investment income	817	—	1,142	—	1,959
Interest expense	(34,846)	—	(1,094)	—	(35,940)

Income (loss) before income taxes	(36,378)	(346)	95,102	—	58,378
Income tax (benefit) expense	(13,668)	(130)	35,371	—	21,573
Equity in net income of subsidiaries	59,515	—	—	(59,515)	—

Net income (loss)	$36,805	$(216)	$59,731	$(59,515)	$36,805

2007:

Net sales	$—	$—	$1,549,157	$—	$1,549,157
Cost of sales	—	—	1,150,109	—	1,150,109
Heartland matters	—	—	4,015	—	4,015

Gross profit	—	—	395,033	—	395,033
Selling, general and administrative expenses	2,140	270	225,598	—	228,008
Provision for doubtful accounts	—	—	29,899	—	29,899
Restructuring and other related charges	—	—	6,250	—	6,250
Litigation and other related professional fees	—	—	9,010	—	9,010
Heartland matters	—	—	896	—	896

Operating income (loss)	(2,140)	(270)	123,380	—	120,970
Investment income	764	—	1,338	—	2,102
Interest expense	(40,600)	—	(1,118)	—	(41,718)

Income (loss) before income taxes	(41,976)	(270)	123,600	—	81,354
Income tax (benefit) expense	(16,474)	(105)	48,692	—	32,113
Equity in net income of subsidiaries	74,743	—	—	(74,743)	—

Net income (loss)	$49,241	$(165)	$74,908	$(74,743)	$49,241

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Six months ended June 30,

2008:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$3,109,131	$—	$3,109,131
Cost of sales	—	—	2,344,224	—	2,344,224
Heartland matters	—	—	3,134	—	3,134

Gross profit	—	—	761,773	—	761,773
Selling, general and administrative expenses	4,297	646	468,673	—	473,616
Provision for doubtful accounts	—	—	56,159	—	56,159
Restructuring and other related charges	—	—	17,232	—	17,232
Litigation and other related professional fees	—	—	37,664	—	37,664
Heartland matters	—	—	499	—	499

Operating income (loss)	(4,297)	(646)	181,546	—	176,603
Investment income	1,391	—	3,179	—	4,570
Interest expense	(69,831)	—	(3,165)	—	(72,996)

Income (loss) before income taxes	(72,737)	(646)	181,560	—	108,177
Income tax (benefit) expense	(28,164)	(250)	69,842	—	41,428
Equity in net income of subsidiaries	111,322	—	—	(111,322)	—

Net income (loss)	$66,749	$(396)	$111,718	$(111,322)	$66,749

2007:

Net sales	$—	$—	$3,126,222	$—	$3,126,222
Cost of sales	—	—	2,341,102	—	2,341,102
Heartland matters	—	—	8,311	—	8,311

Gross profit	—	—	776,809	—	776,809
Selling, general and administrative expenses	4,273	541	448,803	—	453,617
Provision for doubtful accounts	—	—	58,803	—	58,803
Restructuring and other related charges	—	—	15,424	—	15,424
Litigation and other related professional fees	—	—	15,917	—	15,917
Heartland matters	—	—	2,392	—	2,392

Operating income (loss)	(4,273)	(541)	235,470	—	230,656
Investment income	1,335	—	2,688	—	4,023
Interest expense	(81,606)	—	(2,160)	—	(83,766)

Income (loss) before income taxes	(84,544)	(541)	235,998	—	150,913
Income tax (benefit) expense	(32,735)	(209)	91,629	—	58,685
Equity in net income of subsidiaries	144,037	—	—	(144,037)	—

Net income (loss)	$92,228	$(332)	$144,369	$(144,037)	$92,228

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2008 (Unaudited):	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$135,886	$—	$72,844	$—	$208,730
Restricted cash	—	—	15,019	—	15,019
Accounts receivable, net (including intercompany)	—	56	1,348,042	(56)	1,348,042
Unbilled receivables, CRO	—	—	28,509	—	28,509
Inventories	—	—	400,084	—	400,084
Deferred income tax benefits, net-current	—	—	132,859	(3,352)	129,507
Other current assets	1,608	—	202,493	—	204,101

Total current assets	137,494	56	2,199,850	(3,408)	2,333,992

Properties and equipment, net	—	29	203,636	—	203,665
Goodwill	—	—	4,377,813	—	4,377,813
Identifiable intangible assets, net	—	—	313,678	—	313,678
Other noncurrent assets	48,181	19	204,832	—	253,032
Investment in subsidiaries	5,920,359	—	—	(5,920,359)	—

Total assets	$6,106,034	$104	$7,299,809	$(5,923,767)	$7,482,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,906	$16	$557,912	$(56)	$586,778
Long-term debt, notes and convertible debentures	2,712,882	—	53,181	—	2,766,063
Deferred income tax liabilities, net-noncurrent	85,325	—	416,937	(3,352)	498,910
Other noncurrent liabilities	9,618	—	351,508	—	361,126
Stockholders’ equity	3,269,303	88	5,920,271	(5,920,359)	3,269,303

Total liabilities and stockholders’ equity	$6,106,034	$104	$7,299,809	$(5,923,767)	$7,482,180

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2007:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$171,779	$—	$102,669	$—	$274,448
Restricted cash	—	—	3,155	—	3,155
Accounts receivable, net (including intercompany)	—	43	1,376,288	(43)	1,376,288
Unbilled receivables, CRO	—	—	24,855	—	24,855
Inventories	—	—	448,183	—	448,183
Deferred income tax benefits, net-current	878	—	125,361	—	126,239
Other current assets	1,336	—	201,646	—	202,982

Total current assets	173,993	43	2,282,157	(43)	2,456,150

Properties and equipment, net	—	28	199,421	—	199,449
Goodwill	—	—	4,342,169	—	4,342,169
Identifiable intangible assets, net	—	—	323,637	—	323,637
Other noncurrent assets	52,135	19	220,220	—	272,374
Investment in subsidiaries	5,939,714	—	—	(5,939,714)	—

Total assets	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$—	$619,098	$(43)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	—	56,241	—	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	—	381,255	—	449,789
Other noncurrent liabilities	7,990	—	371,386	—	379,376
Stockholders’ equity	3,291,703	90	5,939,624	(5,939,714)	3,291,703

Total liabilities and stockholders’ equity	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,

2008:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(20,886)	$—	$249,498	$228,612

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(90,988)	(90,988)
Capital expenditures	—	—	(28,468)	(28,468)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(11,589)	(11,589)
Other	—	—	(6)	(6)

Net cash flows used in investing activities	—	—	(131,051)	(131,051)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	59,000	—	—	59,000
Payments on line of credit facilities and term A loan	(109,000)	—	—	(109,000)
Payments on long-term borrowings and obligations	(1,606)	—	—	(1,606)
Change in cash overdraft balance	(4,032)	—	426	(3,606)
Payments for Omnicare common stock repurchases	(100,165)	—	—	(100,165)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(3,803)	—	—	(3,803)
Excess tax benefits from stock-based compensation	82	—	—	82
Dividends paid	(5,412)	—	—	(5,412)
Other	149,929	—	(149,929)	—

Net cash flows used in financing activities	(15,007)	—	(149,503)	(164,510)

Effect of exchange rate changes on cash	—	—	1,231	1,231

Net (decrease) in cash and cash equivalents	(35,893)	—	(29,825)	(65,718)
Cash and cash equivalents at beginning of period	171,779	—	102,669	274,448

Cash and cash equivalents at end of period	$135,886	$—	$72,844	$208,730

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Six months ended June 30,

2007:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(29,750)	$—	$265,677	$235,927

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(69,299)	(69,299)
Capital expenditures	—	—	(18,925)	(18,925)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(10,501)	(10,501)
Other	—	—	(106)	(106)

Net cash flows used in investing activities	—	—	(98,831)	(98,831)

Cash flows from financing activities:
Borrowings on line of credit facilities and term A loan	74,000	—	—	74,000
Payments on line of credit facilities and term A loan	(174,000)	—	—	(174,000)
Payments on long-term borrowings and obligations	(3,631)	—	—	(3,631)
Change in cash overdraft balance	(9,372)	—	(2,272)	(11,644)
(Payments) for stock awards and exercise of stock options, net of stock tendered in payment	(8,132)	—	—	(8,132)
Excess tax benefits from stock-based compensation	4,079	—	—	4,079
Dividends paid	(5,482)	—	—	(5,482)
Other	187,469	—	(187,469)	—

Net cash flows from financing activities	64,931	—	(189,741)	(124,810)

Effect of exchange rate changes on cash	—	—	942	942

Net increase (decrease) in cash and cash equivalents	35,181	—	(21,953)	13,228
Cash and cash equivalents at beginning of period	43,494	—	94,540	138,034

Cash and cash equivalents at end of period	$78,675	$—	$72,587	$151,262

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

Overview of Three and Six Months Ended June 30, 2008 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. At June 30, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,438,000 beds, including approximately 70,000 patients served by the patient assistance programs of its specialty pharmacy services business. The comparable number at June 30, 2007 was approximately 1,449,000 (including approximately 60,000 patients served by patient assistance programs). Omnicare provides its pharmacy services in 47 states in the United States, the District of Columbia and Canada at June 30, 2008. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the United States. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Net sales	$1,550,152	$1,549,157	$3,109,131	$3,126,222

Net income	$36,805	$49,241	$66,749	$92,228

Earnings per share:
Basic	$0.31	$0.41	$0.56	$0.77

Diluted	$0.31	$0.41	$0.56	$0.76

EBITDA(a)	$120,507	$149,456	$234,266	$287,864

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(a)	$120,507	$149,456	$234,266	$287,864
(Subtract)/Add:
Interest expense, net of investment income	(33,981)	(39,616)	(68,426)	(79,743)
Income tax provision	(21,573)	(32,113)	(41,428)	(58,685)
Changes in assets and liabilities, net of effects from acquisition of businesses	(24,464)	(68,655)	3,972	(7,736)
Provision for doubtful accounts	25,767	29,899	56,159	58,803
Deferred tax provision	20,092	22,167	44,069	35,424

Net cash flows from operating activities	$86,348	$61,138	$228,612	$235,927

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

Three Months Ended June 30, 2008 vs. 2007

Total net sales for the three months ended June 30, 2008 increased to $1,550.2 million from $1,549.2 million in the comparable prior-year period. Net income for the three months ended June 30, 2008 was $36.8 million versus $49.2 million earned in the comparable 2007 period. Diluted earnings per share for the three months ended June 30, 2008 were $0.31 versus $0.41 in the same prior-year period. EBITDA totaled $120.5 million for the three months ended June 30, 2008 as compared with $149.5 million for the same period of 2007.

The Company continues to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its Affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the second quarter of 2008 by approximately $24 million (approximately $15 million aftertax), and cumulatively since April 2006 by approximately $246 million (approximately $153 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Net sales for the quarter were favorably impacted primarily by drug price inflation, increased use of certain higher acuity drugs and biologic agents, and acquisitions, as well as increased CRO Services revenues. Partially offsetting these factors was the unfavorable sales impact of a lower number of beds served, combined with a year-over-year shift in mix towards assisted living, the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $382.1 million decreased $12.9 million for the three months ended June 30, 2008, from the same prior-year period amount of $395.0 million. Gross profit as a percentage of total net sales of 24.7% in the three months ended June 30, 2008, was lower than the 25.5% experienced during the comparable 2007 period. Gross profit was unfavorably affected in the 2008 period largely due to the aforementioned factors that reduced net sales, primarily the lower net number of beds served, competitive pricing issues and the reductions in reimbursement and/or utilization for certain drugs. Partially offsetting these factors were the increased availability and utilization of higher margin generic drugs, the continued integration of prior-period acquisitions, the favorable effect of drug price inflation, lower incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below, and, purchasing improvements.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended June 30, 2008 of $237.0 million were higher than the comparable prior-year amount of $228.0 million by $9.0 million. Operating expenses as a percentage of net sales amounted to 15.3% in the second quarter of 2008, representing an increase from the 14.7% experienced in the comparable prior-year period. Operating expenses for the quarter ended June 30, 2008 were unfavorably impacted largely by increases in employee benefit costs and increased operating costs associated with recent acquisitions. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior-year acquisitions, purchasing improvements and productivity enhancements.

The provision for doubtful accounts for the three months ended June 30, 2008 was $25.8 million versus $29.9 million in the comparable prior-year period, lower by $4.1 million due to improved collections and recovery of previously uncollected copays and rejects.

Investment income for the three months ended June 30, 2008 of $2.0 million was modestly lower than the $2.1 million earned in the comparable prior-year period, primarily due to lower interest rates versus the prior year.

Interest expense for the three months ended June 30, 2008 of $35.9 million is lower than the $41.7 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $150 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”) during the second quarter of 2007 through the first six months of 2008, and lower interest rates on variable rate loans.

The effective income tax rate was 37.0% for the three months ended June 30, 2008, as compared to the second quarter of 2007 rate of 39.5%. The year-over-year decrease in the effective tax rate is largely attributable to the favorable impact of a change in filing methodology for a state taxing jurisdiction in the second quarter of 2008. The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses.

Special Items:

The three months ended June 30, 2008 included the following charges, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $10.8 million pretax ($6.7 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Heartland Matters”). In addressing and resolving these Heartland Matters, the Company continues to experience increased costs and as a result, the three months ended June 30, 2008 included special charges of $1.7 million pretax (approximately $1.5 million and $0.2 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($1.1 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2008, no receivables for insurance recoveries have been recorded by the Company.

(iii) Operating income included special litigation and other related professional fees of $16.0 million pretax ($10.1 million aftertax) for litigation-related professional expenses primarily in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The three months ended June 30, 2007 included the following charges, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $6.3 million pretax ($3.8 million aftertax), $7.8 million of which related to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth, partially offset by a ($1.6) million credit adjustment to the previously disclosed consolidation and productivity initiatives related, in part, to the integration of the NeighborCare, Inc. (“NeighborCare”) acquisition and other related activities. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During the three months ended June 30, 2007, special charges relating to the aforementioned Heartland Matters of $4.9 million pretax (approximately $4.0 million and $0.9 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($3.0 million aftertax) were recorded associated with these increased costs. As previously disclosed, the Company maintains product recall, property and casualty, and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2007, no receivables for insurance recoveries were recorded by the Company.

(iii) Operating income included a special litigation charge of $9.0 million pretax ($5.5 million aftertax) for litigation-related professional expenses primarily in connection with the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Pharmacy Services Segment

	Three months ended June 30,

	2008	2007

Net sales	$1,496,521	$1,498,918

Operating income	$117,516	$144,274

Three Months Ended June 30, 2008 vs. 2007

Omnicare’s Pharmacy Services segment recorded sales of $1,496.5 million for the three months ended June 30, 2008, down modestly from the 2007 amount of $1,498.9 million by $2.4 million, or 0.2%. At June 30, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,438,000 beds, including approximately 70,000 patients served by the patient assistance programs of its specialty pharmacy business. The comparable number at June 30, 2007 was approximately 1,449,000 (including approximately 60,000 patients served by patient assistance programs). Pharmacy Services sales were unfavorably impacted by a lower number of beds served, as well as the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities, the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. Largely offsetting these factors was the favorable impact of drug price inflation, increased use of certain higher acuity drugs and biologic agents, and acquisitions. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $117.5 million in the second quarter of 2008, a $26.8 million decrease as compared with the $144.3 million earned in the comparable period of 2007. As a percentage of the segment’s sales, operating income was 7.9% for the second quarter of 2008, compared with 9.6% in 2007. The 2008 quarter was unfavorably affected primarily by the operating income effect of certain of the aforementioned reductions in sales, as well as the year-over-year impact of the previously mentioned special items. Operating income in 2008 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, lower bad debt expense and purchasing improvements, as well as the Company’s continued integration of prior-period acquisitions and productivity enhancements.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs received the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007, SNFs received a 3.3 percent market basket increase, which increases Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to the calculation of the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. On May 1, 2008, CMS released its proposed SNF PPS update for fiscal year 2009. Among other things, the proposed rule would recalibrate case mix weights, resulting in an overall 3.3 percent reduction in Medicare payments. Most of the decrease would be offset by a 3.1 percent market basket increase, but if the rule were adopted as proposed, SNFs would experience a net reduction in Medicare payments of $60 million, or approximately 0.3 percent. The rule was subject to public comment until June 30, 2008, and a final rule will be issued this summer. While the fiscal year 2007 and 2008 SNF PPS rates do not decrease payments to SNFs, the potential loss of revenues associated with the proposed fiscal year 2009 changes to SNF payments or other potential reimbursement changes could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

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

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. Moreover, the Company may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. In addition, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of June 30, 2008, copays outstanding from Part D Plans were approximately $27 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D drug benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

On July 15, 2008, Congress enacted into law H.R. 6331, the “Medicare Improvements for Patients and Providers Act of 2008,” by overriding the President’s veto of the bill. The new law includes further reforms to the Part D program. Among other things, from and after January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan. Commencing January 1, 2009, the law also requires Part D Plan sponsors to update the prescription drug pricing data they use to pay pharmacies no less frequently than every seven days. The law also expands the number of Medicare beneficiaries who will be entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage, among other things.

Moreover, CMS continues to issue guidance on and make revisions to the Part D program. The Company is continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies were among the 10 categories of DMEPOS included in the first round of the competitive bidding program.

In mid-2007 CMS conducted a first round of bidding for these 10 DMEPOS product categories in 10 competitive bidding areas, and CMS began announcing winning bidders in March 2008. In light of concerns about implementation of the bidding program, including CMS’ disqualification of many bids based upon bidders’ submission of allegedly incomplete financial documentation and the potential adverse impact on beneficiary access to certain types of DMEPOS, Congress has, through the enactment into law on July 15, 2008 of H.R. 6331, the “Medicare Improvements for Patients and Providers Act of 2008,” terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay will be financed by reducing Medicare fee schedule payments for all items covered by round one bidding program by 9.5 percent nationwide beginning January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process, including requiring CMS to notify bidders about paperwork discrepancies and providing suppliers with an opportunity to submit proper documentation, and it requires contracting suppliers to disclose all subcontracting relationships to CMS. The Company intends to participate in the new bidding process for round one, and is assessing the potential impact of the fee schedule reductions on its business.

CMS requires all existing DMEPOS suppliers to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers have been subject to earlier accreditation deadlines. The Medicare Improvements for Patients and Providers Act of 2008 codifies the requirement that all suppliers be accredited by October 1, 2009 and extends the accreditation requirement to companies that subcontract with contract suppliers under the competitive bidding program. The Company intends to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drugs based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits will be delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date is April 14, 2008, it is subject to public comment. CMS also notes that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. Most recently, on July 15, 2008, Congress enacted into law over the President’s veto H.R. 6331, the “Medicare Improvements for Patients and Providers Act of 2008”. The new law delays the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevents CMS from publishing AMP data until October 1, 2009. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on the Company’s business.

The Medicare Improvements for Patients and Providers Act of 2008 also seeks to promote e-prescribing by providing incentive payments for physicians and other practitioners paid under the Medicare physician fee schedule who are “successful electronic prescribers.” Specifically, successful electronic prescribers are to receive a 2 percent bonus during 2009 and 2010, a 1 percent bonus for 2011 and 2012 and a 0.5 percent bonus for 2013; practitioners who are not successful electronic prescribers are penalized by a 1 percent reduction from the current fee schedule in 2012, a 1.5 percent reduction in 2013, and thereafter a 2 percent reduction. The requirements for a practitioner to qualify as a successful electronic prescriber are to be specified by CMS, and may relate to either the submission of a minimum number of e-prescriptions under Medicare Part D, or to simply having a qualifying e-prescribing system and reporting whether it was used under an existing program for reporting certain physician quality measures for at least 50 percent of applicable encounters. Numerous details relating to this provision, including the timetable for adoption, will need to be specified by CMS. The Company is closely monitoring developments related to this initiative, and will seek to make available to practitioners systems under which they may submit prescriptions to the Company’s pharmacies electronically so as to enable them to qualify for the incentive payments.

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

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. On June 30, 2008, President Bush signed into law a supplemental appropriations bill (P.L. 110-252) that imposes a moratorium on implementation of certain provisions of this rule until April 1, 2009. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206. The supplemental appropriations bill, P.L. 110-252, further extends the moratorium on implementation of the rule through April 1, 2009.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements, however on January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlements, and after hearing various objections to the proposed settlements indicated that it would not approve the settlements as proposed. The parties filed amendments to the proposed settlements on March 19, 2008, and at a status hearing held that day, the Court asked the parties to further revise the amended settlements. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute $2 million to a settlement fund and for legal fees. First DataBank, independent of the settlement, announced that it would, of its own volition, reduce to 20% the markup on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented. On June 3, 2008, the Court granted preliminary approval to the revised settlement, and on July 23, 2008 the Court approved the process for class notification. The matter is still subject to opposition by others, a fairness hearing which has been scheduled for December 17, 2008, and final approval.

The Company is monitoring these cases for further developments and evaluating potential implications and/or actions that may be required, including any adverse effect on the Company’s reimbursement for drugs and biologicals and any actions that may be taken to offset or otherwise mitigate such impact. There can be no assurance, however, that the First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company.

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

CRO Services Segment

	Three months ended June 30,

	2008	2007

Revenues	$53,631	$50,239

Operating income	$3,800	$2,904

Three Months Ended June 30, 2008 vs. 2007

Omnicare’s CRO Services segment recorded revenues of $53.6 million for the three months ended June 30, 2008, which increased by $3.4 million, or 6.8% from the $50.2 million recorded in the same prior-year period. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), the Company included $8.8 million and $8.2 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the three months ended June 30, 2008 and 2007, respectively. Revenues for 2008 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2007 and in the first six months of 2008, exceeding project terminations and cancellations.

Operating income in the CRO Services segment was $3.8 million in the second quarter of 2008 compared with $2.9 million in 2007, an increase of $0.9 million or 30.9%. As a percentage of the segment’s revenue, operating income was 7.1% in the second quarter of 2008 compared with 5.8% in the same period of 2007. This increase is primarily attributable to the favorable impact of the increase in revenues discussed above, combined with operating expense control. Backlog at June 30, 2008 was $337.4 million, representing an increase of $23.1 million from the December 31, 2007 backlog of $314.3 million, and an increase of $21.9 million from the June 30, 2007 backlog of $315.5 million.

Six Months Ended June 30, 2008 vs. 2007

Total net sales for the six months ended June 30, 2008 decreased to $3,109.1 million from $3,126.2 million in the comparable prior-year period. Net income for the six months ended June 30, 2008 was $66.7 million versus $92.2 million earned in the comparable 2007 period. Diluted earnings per share for the six months ended June 30, 2008 were $0.56 versus $0.76 in the same prior-year period. EBITDA totaled $234.3 million for the six months ended June 30, 2008 as compared with $287.9 million for the same period of 2007.

The Company continues to be impacted by the unilateral reduction in April 2006 by United in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the first six months of 2008 by approximately $47 million (approximately $29 million aftertax), and cumulatively since April 2006 by approximately $246 million (approximately $153 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Net sales for the first six months were unfavorably impacted by a lower number of beds served, combined with a year-over-year shift in mix towards assisted living, the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. Partially offsetting these factors was the favorable impact of drug price inflation, increased use of certain higher acuity drugs and biologic agents, acquisitions, and year-over-year growth in CRO Services revenues. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $761.8 million decreased $15.0 million for the six months ended June 30, 2008, from the same prior-year period amount of $776.8 million. Gross profit as a percentage of total net sales of 24.5% in the six months ended June 30, 2008, was modestly lower than the 24.8% experienced during the comparable 2007 period. Gross profit was unfavorably impacted in the 2008 period largely as a result of the gross profit impact of the aforementioned reduction in net sales, primarily the lower net number of beds served, and the reductions in reimbursement. Largely offsetting these factors was the increased availability and utilization of higher margin generic drugs, the continued integration of prior-period acquisitions, the favorable effect of drug price inflation, purchasing improvements and lower incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below.

Omnicare’s operating expenses for the six months ended June 30, 2008 of $473.6 million were higher than the comparable prior-year amount of $453.6 million by $20.0 million. Operating expenses as a percentage of net sales amounted to 15.2% in the first half of 2008, representing an increase from the 14.5% experienced in the comparable prior-year period. Operating expenses for the six months ended June 30, 2008 were unfavorably impacted largely by increases in employee benefit costs and increased operating costs associated with recent acquisitions. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior-year acquisitions, purchasing improvements and productivity enhancements.

The provision for doubtful accounts for the six months ended June 30, 2008 of $56.2 million was modestly lower than the comparable prior year amount of $58.8 million.

Investment income for the six months ended June 30, 2008 of $4.6 million was marginally higher than the $4.0 million earned in the comparable prior-year period, primarily due to higher average invested balances versus the prior year.

Interest expense for the six months ended June 30, 2008 of $73.0 million is lower than the $83.8 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $200 million on the Term Loans throughout 2007 and the first six months of 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 38.3% for the six months ended June 30, 2008, as compared to the rate of 38.9% for the same prior year period. The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses.

Special Items:

The six months ended June 30, 2008 included the following charges, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $17.2 million pretax ($10.6 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During the six months ended June 30, 2008, special charges relating to the aforementioned Heartland Matters of $3.6 million pretax (approximately $3.1 million and $0.5 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($2.2 million aftertax) were recorded associated with these increased costs. As previously disclosed, the Company maintains product recall, property and casualty, and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2008, no receivables for insurance recoveries were recorded by the Company.

(iii) Operating income included special litigation and other related professional fees of $37.7 million pretax ($23.1 million aftertax) for litigation-related professional expenses primarily in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The six months ended June 30, 2007 included the following charges, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

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

(ii) During the six months ended June 30, 2007, special charges relating to the aforementioned Heartland Matters of $10.7 million pretax (approximately $8.3 million and $2.4 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($6.6 million aftertax) were recorded associated with these increased costs. As previously disclosed, the Company maintains product recall, property and casualty, and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2007, no receivables for insurance recoveries were recorded by the Company.

(iii) Operating income included a special litigation charge of $15.9 million pretax ($9.8 million aftertax) for litigation-related professional expenses in connection with the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Pharmacy Services Segment

	Six months ended June 30,

	2008	2007

Net sales	$3,006,327	$3,028,561

Operating income	$226,751	$279,864

Six Months Ended June 30, 2008 vs. 2007

Omnicare’s Pharmacy Services segment recorded sales of $3,006.3 million for the six months ended June 30, 2008, down from the 2007 amount of $3,028.6 million by approximately $22.3 million, or 0.7%. At June 30, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,438,000 beds, including approximately 70,000 patients served by the patient assistance programs of its specialty pharmacy business. The comparable number at December 31, 2007 was approximately 1,449,000 (including approximately 57,000 specialty pharmacy patients) and 1,449,000 (including approximately 60,000 patients served by patient assistance programs) at June 30, 2007. Pharmacy Services sales were unfavorably impacted by a lower number of beds served, as well as the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities, the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues,and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. Partially offsetting these factors was the favorable impact of drug price inflation, increased use of certain higher acuity drugs and biologic agents, and acquisitions. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $226.8 million in the first six months of 2008, a $53.1 million decrease as compared with the $279.9 million earned in the comparable period of 2007. As a percentage of the segment’s sales, operating income was 7.5% for the first six months of 2008, compared with 9.2% in 2007. The 2008 quarter was unfavorably impacted primarily by the operating income effect of the aforementioned reductions in sales as well as the year-over-year impact of the previously mentioned special items. Operating income in 2008 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, the Company’s continued integration of prior-period acquisitions and productivity enhancements, drug price inflation, lower bad debt expense, and purchasing improvements.

CRO Services Segment

	Six months ended June 30,

	2008	2007

Revenues	$102,804	$97,661

Operating income	$6,468	$3,634

Six Months Ended June 30, 2008 vs. 2007

Omnicare’s CRO Services segment recorded revenues of $102.8 million for the six months ended June 30, 2008, which increased by $5.1 million, or 5.3% from the $97.7 million recorded in the same prior-year period. In accordance with EITF No. 01-14, the Company included $16.2 million and $15.4 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the six months ended June 30, 2008 and 2007, respectively. Revenues for 2008 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2007 and in the first six months of 2008, exceeding project terminations and cancellations.

Operating income in the CRO Services segment was $6.5 million in the first six months of 2008 compared with $3.6 million in 2007, an increase of $2.8 million. As a percentage of the segment’s revenue, operating income was 6.3% in the first six months of 2008 compared with 3.7% in the same period of 2007. This increase is primarily attributable to the favorable impact of the increase in revenues discussed above and the favorable year-over-year impact of special items.

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

This program is expected to be completed over a multi-year period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $93 million over this implementation period. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $11 million and $17 million pretax (approximately $7 million and $11 million aftertax) during the three and six months ended June 30, 2008, respectively, and approximately $29 million pretax during the year ended December 31, 2007 (approximately $8 million and $17 million pretax in the three and six months ended June 30, 2007, respectively). The Omnicare Full Potential Plan initiatives required cumulative restructuring and other related charges of approximately $64 million before taxes through the second quarter of 2008. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as various phases of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $50 million to $55 million over the implementation period. Through March 31, 2008, the Company had eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is expected to result in a net reduction of approximately 1,000 positions (1,700 positions eliminated net of new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations). The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.

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

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company had liabilities of $5.3 million at December 31, 2007, of which $0.8 million was utilized in the six months ended June 30, 2008. The remaining liabilities of $4.5 million at June 30, 2008 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized. As previously disclosed, the Company recorded a credit to restructuring and other related charges of approximately ($1.6) million pretax (approximately ($1.0) million aftertax) during the three and six months ended June 30, 2007 in connection with the finalization of certain liabilities under the 2005 program.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at June 30, 2008 were $223.7 million compared with $277.6 million at December 31, 2007 (including restricted cash amounts of $15.0 million and $3.2 million, respectively).

The Company generated positive net cash flows from operating activities of $228.6 million during the six months ended June 30, 2008, compared with net cash flows from operating activities of $235.9 million during the six months ended June 30, 2007. Compared to the same prior-year period, cash flow from operating activities was unfavorably impacted largely by the year-over-year trend in accounts payable on operating cash flows.

Net cash used by investing activities was $131.1 million and $98.8 million for the six months ended June 30, 2008 and 2007, respectively. Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $91.0 million (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) in the first six months of 2008. Acquisitions of businesses during the first six months of 2007 required $69.3 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) which were primarily funded by operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities was $164.5 million for the six months ended June 30, 2008 as compared to $124.8 million for the comparable prior-year period. During the first six months of 2008 and 2007, the Company paid down $50 million and $100 million, respectively, on the Company’s senior term A loan facility, maturing on July 28, 2010. Borrowings on the revolving credit facility totaled approximately $59 million during the first six months of 2008 and were completely repaid prior to the end of the period.

At June 30, 2008, there were no outstanding borrowings under the $800 million revolving credit facility, and $400 million in borrowings were outstanding under the senior term A loan facility due 2010. As of June 30, 2008, the Company had approximately $27 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On May 23, 2008, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2008, which is consistent with the annual dividends per share actually paid in 2007. Aggregate dividends paid of $5.4 million during the six month periods ended June 30, 2008 were relatively consistent with those paid in the comparable prior-year period.

On March 27, 2008, the Company announced that its Board of Directors authorized a new program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. In the three months ended June 30, 2008, the Company repurchased approximately 4.1 million shares at a cost of approximately $100 million. Accordingly, as of June 30, 2008 the Company had utilized the full amount of share repurchase authority and successfully completed the program. These repurchases were made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements. On June 30, 2008, Omnicare had approximately 118.2 million shares of common stock outstanding.

There were no known material commitments and contingencies outstanding at June 30, 2008, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of June 30, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,772,000	$—	$449,500	$250,000	$2,072,500
Capital lease obligations(a)	6,500	2,819	2,844	440	397
Operating lease obligations	158,363	42,811	57,601	27,006	30,945
Purchase obligations(b)	82,664	64,899	11,220	6,545	—
Other current obligations(c)	336,094	336,094	—	—	—
Other long-term obligations(d)	361,126	—	322,389	28,841	9,896

Subtotal	3,716,747	446,623	843,554	312,832	2,113,738
Future interest relating to debt and capital lease obligations(e)	1,684,979	132,596	244,634	223,144	1,084,605

Total contractual cash obligations	$5,401,726	$579,219	$1,088,188	$535,976	$3,198,343

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

As of June 30, 2008, the Company had approximately $27 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

As of June 30, 2008, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s Consolidated Balance Sheets and debt footnote disclosures. Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2007 Annual Report. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its Consolidated Statements of Income.

As of June 30, 2008, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive

“average accounts receivable” and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 81 days at June 30, 2008, which was lower than the December 31, 2007 DSO of approximately 84 days, largely attributable to the Company’s late 2007 increase in its provision for doubtful accounts. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of June 30, 2008, copays outstanding from Part D Plans were approximately $27 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Unfavorably impacting the overall DSO, as well as increases in the 181 days and over past due accounts receivable balance, is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers, and the continued aging of copays and rejected claims. On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $93 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of June 30, 2008, of which approximately $84 million is past due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances). The $93 million represents approximately 5 days of the overall DSO at June 30, 2008. Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of June 30, 2008 was $342.7 million, compared with $334.1 million at December 31, 2007. The allowance for doubtful accounts represented 20.3% and 19.5% of gross receivables (net of contractual allowances) as of June 30, 2008 and December 31, 2007, respectively. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of June 30, 2008 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $16.9 million pretax.

The following table is an aging of the Company’s June 30, 2008 and December 31, 2007 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2008

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$362,223	$185,925	$548,148
Facility payors	510,055	359,028	869,083
Private Pay payors	120,451	129,544	249,995
CRO	23,502	—	23,502

Total gross accounts receivable (net of contractual allowance adjustments)	$1,016,231	$674,497	$1,690,728

	December 31, 2007

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$390,663	$167,116	$557,779
Facility payors	527,879	347,551	875,430
Private Pay payors	126,480	124,958	251,438
CRO	25,702	—	25,702

Total gross accounts receivable (net of contractual allowance adjustments)	$1,070,724	$639,625	$1,710,349

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at June 30, 2008 include $400.0 million outstanding under the variable-rate Senior term A loan, due 2010, at an interest rate of 4.23% at June 30, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.0 million per year); $49.5 million borrowed on a variable-rate term loan, due 2010, at an interest rate of 6.26% at June 30, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.5 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes during 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 5.40% at June 30, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 6.125% Senior Notes, and amounted to approximately $(9.6) million at the end of the 2008 second quarter. Additionally, at June 30, 2008, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	June 30, 2008		December 31, 2007

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$233,800	$250,000	$230,000
6.75% senior subordinated notes, due 2013	225,000	212,700	225,000	212,600
6.875% senior subordinated notes, due 2015	525,000	485,600	525,000	486,900
4.00% junior subordinated convertible debentures, due 2033	345,000	268,200	345,000	246,700
3.25% convertible senior debentures, due 2035	977,500	713,600	977,500	703,800

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

(b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. In an order dated November 9, 2006, a motion by defendants to transfer venue to the United States District Court for the Northern District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. In the United States District Court for the Northern District of Illinois, the defendants renewed their motion to dismiss the Company’s antitrust claims on December 22, 2006, and on September 28, 2007 their motion was denied. On March 7, 2007, the Court entered a Minute Order setting a discovery schedule for the litigation. Fact discovery has been completed, and expert discovery is nearly completed. On June 20, 2008, the defendants filed a motion for summary judgement on all claims and the Company filed a motion for summary judgement on certain affirmative defenses asserted by the defendants. Opposition briefs were filed on July 18, 2008 and reply briefs are due on August 8, 2008. On

April 18, 2008, the Court entered a Minute Order affirming its previous May 22, 2007 Minute Order that set a trial date of October 14, 2008.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group (see discussion of the UnitedHealth Group matter above), and (v) alleges that the Company failed to timely record certain special litigation reserves. The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case. That appeal is fully briefed and oral argument has been scheduled for September 18, 2008.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs received the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007, SNFs received a 3.3 percent market basket increase, which increases Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to the calculation of the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. On May 1, 2008, CMS released its proposed SNF PPS update for fiscal year 2009. Among other things, the proposed rule would recalibrate case mix weights, resulting in an overall 3.3 percent reduction in Medicare payments. Most of the decrease would be offset by a 3.1 percent market basket increase, but if the rule were adopted as proposed, SNFs would experience a net reduction in Medicare payments of $60 million, or approximately 0.3 percent. The rule was subject to public comment until June 30, 2008, and a final rule will be issued this summer. While the fiscal year 2007 and 2008 SNF PPS rates do not decrease payments to SNFs, the potential loss of revenues associated with the proposed fiscal year 2009 changes to SNF payments or other potential reimbursement changes could, in the future, have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

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

Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans in the ordinary course. Moreover, we may, as appropriate, renegotiate agreements. Further, the proportion of our Part D business serviced under specific agreements may change over time. Consequently, there can be no assurance that the reimbursement terms which currently apply to our Part D business will not change. In addition, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of June 30, 2008, copays outstanding from Part D Plans were approximately $27 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug benefit on our results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

On July 15, 2008, Congress enacted into law H.R. 6331, the “Medicare Improvements for Patients and Providers Act of 2008” by overriding the President’s veto of the bill. The new law includes further reforms to the Part D program. Among other things, from and after January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan. Commencing January 1, 2009, the law also requires Part D Plan sponsors to update the prescription drug pricing data they use to pay pharmacies no less frequently than every seven days. The law also expands the number of Medicare beneficiaries who will be entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage, among other things.

Moreover, CMS continues to issue guidance on and make revisions to the Part D program. We are continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. Approximately 1% of our revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies were among the 10 categories of DMEPOS included in the first round of the competitive bidding program.

In mid-2007 CMS conducted a first round of bidding for these 10 DMEPOS product categories in 10 competitive bidding areas, and CMS began announcing winning bidders in March 2008. In light of concerns about implementation of the bidding program, including CMS’ disqualification of many bids based upon bidders’ submission of allegedly incomplete financial documentation and the potential adverse impact on beneficiary access to certain types of DMEPOS, Congress has, through the enactment into law on July 15, 2008 of H.R. 6331, the “Medicare Improvements for Patients and Providers Act of 2008,” terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay will be financed by reducing Medicare fee schedule payments for all items covered by round one bidding program by 9.5 percent nationwide beginning January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process, including requiring CMS to notify bidders about paperwork discrepancies and providing suppliers with an opportunity to submit proper documentation, and it requires contracting suppliers to disclose all subcontracting relationships to CMS. We intend to participate in the new bidding process for round one, and are assessing the potential impact of the fee schedule reductions on its business.

CMS requires all existing DMEPOS suppliers to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers have been subject to earlier accreditation deadlines. The Medicare Improvements for Patients and Providers Act of 2008 codifies the requirement that all suppliers be accredited by October 1, 2009 and extends the accreditation requirement to companies that subcontract with contract suppliers under the competitive bidding program. We intend to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drug, based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits will be delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date is April 14, 2008, it is subject to public comment. CMS also notes that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. Most recently, on July 15, 2008, Congress enacted into law over the President’s veto H.R. 6331, the “Medicare Improvements for Patients and Providers Act of 2008”. The new law delays the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevents CMS from publishing AMP data until October 1, 2009. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business. There can be no assurance, however, that the changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business.

The Medicare Improvements for Patients and Providers Act of 2008 also seeks to promote e-prescribing by providing incentive payments for physicians and other practitioners paid under the Medicare physician fee schedule who are “successful electronic prescribers.” Specifically, successful electronic prescribers are to receive a 2 percent bonus during 2009 and 2010, a 1 percent bonus for 2011 and 2012 and a 0.5 percent bonus for 2013; practitioners who are not successful electronic prescribers are penalized by a 1 percent reduction from the current fee schedule in 2012, a 1.5 percent reduction in 2013, and thereafter a 2 percent reduction. The requirements for a practitioner to qualify as a successful electronic prescriber are to be specified by CMS, and may relate to either the submission of a minimum number of e-prescriptions under Medicare Part D, or to simply having a qualifying e-prescribing system and reporting whether it was used under an existing program for reporting certain physician quality measures for at least 50 percent of applicable encounters. Numerous details relating to this provision, including the timetable for adoption, will need to be specified by CMS. The Company is closely monitoring developments related to this initiative, and will seek to make available to practitioners systems under which they may submit prescriptions to the Company’s pharmacies electronically so as to enable them to qualify for the incentive payments.

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

Two recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. On June 30, 2008, President Bush signed into law a supplemental appropriations bill (P.L. 110-252) that imposes a moratorium on implementation of certain provisions of this rule until April 1, 2009. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206. The supplemental appropriations bill, P.L. 110-252, further extends the moratorium on implementation of the rule through April 1, 2009.

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

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District

Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements, however on January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlements, and after hearing various objections to the proposed settlements indicated that it would not approve the settlements as proposed. The parties filed amendments to the proposed settlements on March 19, 2008, and at a status hearing held that day, the Court asked the parties to further revise the amended settlements. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute $2 million to a settlement fund and for legal fees. First DataBank, independent of the settlement, announced that it would, of its own volition, reduce to 20% the mark-up on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented. On June 3, 2008, the Court granted preliminary approval to the revised settlement, and on July 23, 2008 the Court approved the process for class notification. The matter is still subject to opposition by others, a fairness hearing which has been scheduled for December 17, 2008, and final approval.

The Company is monitoring these cases for further developments and evaluating potential implications and/or actions that may be required, including any adverse effect on the Company’s reimbursement for drugs and biologicals and any actions that may be taken to offset or otherwise mitigate such impact. There can be no assurance, however, that the First DataBank settlement, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended June 30, 2008 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)

April 1 - 30, 2008	—	$—	—	$100,000
May 1 - 31, 2008	4,144	24.22	4,136	—
June 1 - 30, 2008	—	—	—	—

Total	4,144	$24.22	4,136	$—

(a)

During the second quarter of 2008, the Company purchased 8 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)

On March 27, 2008, the Company announced that its Board of Directors authorized a new program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. During the second quarter of 2008, the Company purchased 4,136 shares of Omnicare common stock in connection with this program. Accordingly, as of June 30, 2008, the Company had utilized the full amount of share repurchase authority and successfully completed the program.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Omnicare held its Annual Meeting of Stockholders on May 23, 2008.

(b) The names of each director elected at this Annual Meeting, as well as the corresponding number of shares voted for, and withheld from, each nominee follows:

	Votes For	Votes Withheld

John T. Crotty	98,297,310	11,082,907
Joel F. Gemunder	96,549,254	12,830,963
Steven J. Heyer	108,708,847	671,370
Sandra E. Laney	98,246,235	11,133,982
Andrea R. Lindell, Ph.D., RN	98,218,954	11,161,263
James D. Shelton	108,760,016	620,201
John H. Timoney	98,304,309	11,075,908
Jeffrey W. Ubben	106,977,376	2,402,841
Amy Wallman	98,322,364	11,057,853

(c) The Stockholders ratified the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants for the Company and its consolidated subsidiaries for the 2008 year. A total of 98,637,902 votes were cast in favor of the proposal; 206,041 votes were cast against it; 10,536,274 votes abstained; and there were no Broker non-votes.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.

Registrant

Date: July 31, 2008	By:	/s/ David W. Froesel, Jr.

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
(in thousands, except ratios)
Unaudited

	Three months ended June 30,				Six months ended June 30,

	2008		2007		2008		2007

Income before income taxes	$58,378	(1)	$81,354	(1)	$108,177	(1)	$150,913	(1)
Add fixed charges:
Interest expense	33,904		39,682		68,923		79,693
Amortization of debt expense	2,036		2,036		4,073		4,073
Interest portion of rent expense	6,703		6,223		13,168		12,254

Adjusted income	$101,021		$129,295		$194,341		$246,933

Fixed charges:
Interest expense	$33,904		$39,682		$68,923		$79,693
Amortization of debt expense	2,036		2,036		4,073		4,073
Interest portion of rent expense	6,703		6,223		13,168		12,254

Fixed charges	$42,643		$47,941		$86,164		$96,020

Ratio of earnings to fixed charges(2)	2.4	x	2.7	x	2.3	x	2.6	x

(1) Income before income taxes includes the following special pretax charges:

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Restructuring and other related charges (a)	$10,784	$6,250	$17,232	$15,424
Litigation and other related professional fees (b)	16,022	9,010	37,664	15,917
Heartland matters (b)	1,740	4,911	3,633	10,703

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