Form 10-Q
period 2008-09-30
OMNICARE INC
filed 2008-10-30
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

Yes [    ]      No [ x ]

COMMON STOCK OUTSTANDING

	Number of
	Shares	Date
Common Stock, $1 par value	118,352,515	September 30, 2008

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2008

INDEX

		PAGE
PART I - FINANCIAL INFORMATION:

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Statements of Income –
	Three and nine months ended – September 30, 2008 and 2007	3

	Consolidated Balance Sheets –
	September 30, 2008 and December 31, 2007	4

	Consolidated Statements of Cash Flows –
	Nine months ended – September 30, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	42

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	70

ITEM 4.	CONTROLS AND PROCEDURES	72

PART II - OTHER INFORMATION:

ITEM 1.	LEGAL PROCEEDINGS	72

ITEM 1A.	RISK FACTORS	75

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF
	PROCEEDS	84

ITEM 6.	EXHIBITS	84

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended,		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$1,603,389	$1,536,989	$4,712,520	$4,663,211

Cost of sales	1,187,585	1,151,327	3,531,809	3,492,429
Heartland matters (Note 11)	1,041	3,320	4,175	11,631

Gross profit	414,763	382,342	1,176,536	1,159,151

Selling, general and administrative
expenses	237,889	229,683	711,505	683,300
Provision for doubtful accounts	28,911	30,362	85,070	89,165
Restructuring and other related
charges (Note 10)	7,655	4,957	24,887	20,381
Litigation and other related professional fees (Note 11)	13,479	9,192	51,143	25,109
Heartland matters (Note 11)	129	328	628	2,720

Operating income	126,700	107,820	303,303	338,476

Investment income	1,441	2,369	6,011	6,392
Interest expense	(36,908)	(40,925)	(109,904)	(124,691)

Income before income taxes	91,233	69,264	199,410	220,177

Income tax provision	33,528	26,667	74,956	85,352
Net income	$57,705	$42,597	$124,454	$134,825

Earnings per share:
Basic	$0.50	$0.36	$1.06	$1.13
Diluted	$0.49	$0.35	$1.05	$1.11

Dividends per common share	$0.0225	$0.0225	$0.0675	$0.0675

Weighted average number of common
shares outstanding:
Basic	115,983	119,466	117,904	119,312
Diluted	117,483	121,229	118,764	121,320

Comprehensive income	$58,486	$47,334	$133,558	$142,540

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except share data)

	(UNAUDITED)
	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$181,108	$274,448
Restricted cash	15,397	3,155
Accounts receivable, less allowances of $339,372 (2007-$334,061)	1,374,770	1,376,288
Unbilled receivables, CRO	26,765	24,855
Inventories	422,392	448,183
Deferred income tax benefits	129,550	126,239
Other current assets	195,151	202,982
Total current assets	2,345,133	2,456,150
Properties and equipment, at cost less accumulated depreciation of
$347,653 (2007-$311,422)	213,398	199,449
Goodwill	4,254,320	4,342,169
Identifiable intangible assets, less accumulated amortization of
$142,805 (2007-$115,042)	338,431	323,637
Rabbi trust assets for settlement of pension obligations	124,448	123,035
Other noncurrent assets	140,745	149,339
Total noncurrent assets	5,071,342	5,137,629
Total assets	$7,416,475	$7,593,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$325,128	$371,020
Accrued employee compensation	58,031	32,696
Deferred revenue, CRO	20,017	22,068
Current debt	2,434	3,192
Other current liabilities	220,476	223,184
Total current liabilities	626,086	652,160
Long-term debt, notes and convertible debentures	2,766,723	2,820,751
Deferred income tax liabilities	325,939	449,789
Other noncurrent liabilities	362,373	379,376
Total noncurrent liabilities	3,455,035	3,649,916
Total liabilities	4,081,121	4,302,076
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized,
125,501,100 shares issued (2007-124,599,300 shares issued)	125,501	124,599
Paid-in capital	1,938,114	1,917,062
Retained earnings	1,514,205	1,397,831
Treasury stock, at cost-7,148,600 shares (2007-2,827,300 shares) (Note 2)	(193,572)	(89,791)
Accumulated other comprehensive income	(48,894)	(57,998)
Total stockholders' equity	3,335,354	3,291,703
Total liabilities and stockholders' equity	$7,416,475	$7,593,779

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$124,454	$134,825
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation	39,265	41,374
Amortization	48,522	43,742
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables, net of
provision for doubtful accounts	35,483	66,589
Inventories	34,084	28,635
Other current and noncurrent assets	3,520	(68,391)
Accounts payable	(67,989)	54,149
Accrued employee compensation	27,741	10,693
Deferred revenue	(2,051)	(8,682)
Current and noncurrent liabilities	88,856	128,305

Net cash flows from operating activities	331,885	431,239

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(201,032)	(105,979)
Capital expenditures	(46,982)	(33,104)
Transfer of cash to trusts for employee health and severance
costs, net of payments out of the trust	(11,419)	(10,423)
Other	(574)	(184)

Net cash flows used in investing activities	(260,007)	(149,690)

Cash flows from financing activities:
Payments on revolving credit facility and term A loan	(50,000)	(150,000)
Payments on long-term borrowings and obligations	(2,172)	(4,673)
(Decrease) increase in cash overdraft balance	(2,312)	2,664
Payments for Omnicare common stock repurchases (Note 2)	(100,165)	-
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(1,183)	(8,068)
Excess tax benefits from stock-based compensation	750	4,089
Dividends paid	(8,080)	(8,226)

Net cash flows used in financing activities	(163,162)	(164,214)

Effect of exchange rate changes on cash	(2,056)	1,653

Net (decrease) increase in cash and cash equivalents	(93,340)	118,988
Cash and cash equivalents at beginning of period	274,448	138,034

Cash and cash equivalents at end of period	$181,108	$257,022

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

Concentration of Credit Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 40% of the Company’s revenues in the nine months ended September 30, 2008 were generated under the Part D program. The Company estimates that approximately 23.3% of these Part D revenues during the nine months ended September 30, 2008 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group and its Affiliates (“United”). Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course of business. The Company may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of September 30, 2008, copays outstanding from Part D Plans were approximately $22 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $97 million (excluding interest) is owed to the Company by this group of customers as of September 30, 2008, of which approximately $91 million is past due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	September 30,	December 31,
	2008	2007
Cash	$68,280	$109,630
Money market funds	112,828	12,134
United States (U.S.) government-backed repurchase agreements	-	152,684
	$181,108	$274,448

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at September 30, 2008 and December 31, 2007, net of aggregate applicable tax benefits of $34.6 million and $40.2 million, respectively, by component and in the aggregate, follow (in thousands):

	September 30,	December 31,
	2008	2007
Cumulative foreign currency translation adjustments	$5,555	$3,888
Unrealized gain on fair value of investments	3,465	2,400
Pension and postemployment benefits	(57,914)	(64,286)
Total accumulated other comprehensive loss adjustments, net	$(48,894)	$(57,998)

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. SFAS 141R is generally effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its future consolidated results of operations, financial position and cash flows, and there can be no assurance that the impact of this new requirement will not be material upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on its consolidated results of operations, financial position and cash flows. As of September 30, 2008, Omnicare’s minority interest obligation is not material to the Company’s financial position as a whole.

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of this recently issued standard on its consolidated results of operations, financial position and cash flows, and there can be no assurance that the impact of this new requirement will not be material upon adoption.

Note 2 - Common Stock Repurchase Program

On March 27, 2008, the Company announced that its Board of Directors authorized a program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. In the three months ended June 30, 2008, the Company repurchased approximately 4.1 million shares at a cost of approximately $100 million. Accordingly, the Company has utilized the full amount of share repurchase authority and successfully completed the program. These repurchases were made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements. On September 30, 2008, Omnicare had approximately 118.4 million shares of common stock outstanding.

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

During the first nine months of 2008, Omnicare completed nine acquisitions of businesses in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses, including the July 2008 acquisition of Advanced Care Scripts, Inc., a specialty pharmacy services company, required outlays of $201.0 million (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) in the nine months ended September 30, 2008. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 4 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2008, by business segment, are as follows (in thousands):

	Pharmacy	CRO
	Services	Services	Total
Balance as of December 31, 2007	$4,250,114	$92,055	$4,342,169
Goodwill acquired in the nine months
ended September 30, 2008	112,769	-	112,769
Other	(200,217)	(401)	(200,618)
Balance as of September 30, 2008	$4,162,666	$91,654	$4,254,320

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible asset determinations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate solely to the Contract Research Organization (“CRO”) Services segment and one pharmacy located in Canada that is included in the Pharmacy Services segment. During the third quarter of 2008, the Company recorded a decrease in goodwill and a corresponding decrease in deferred tax liabilities in the amount of approximately $186 million to adjust previously recorded book and tax basis differences in the stock of subsidiaries acquired in the acquisition of NeighborCare, Inc. The Company does not believe this adjustment is material to its current or prior year Consolidated Financial Statements.

The increase in the September 30, 2008 net carrying amount of the Company’s other identifiable intangible assets of approximately $15 million from December 31, 2007, primarily relates to customer relationship assets and non-compete agreements associated with recent acquisitions, having a weighted-average life of approximately 10 years, partially offset by decreases largely attributable to amortization expense recorded during the nine-month period.

Note 5 - Debt

A summary of debt follows (in thousands):

	September 30,	December 31,
	2008	2007
Revolving loans, due 2010, $800 million	$-	$-
Term loan, due 2010	48,160	50,602
Senior term A loan, due 2010	400,000	450,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	5,934	8,831
Subtotal	2,776,594	2,831,933
(Subtract) interest rate swap agreement	(7,437)	(7,990)
(Subtract) current portion of debt	(2,434)	(3,192)
Total long-term debt, net	$2,766,723	$2,820,751

The Company’s debt instruments, including related terms and certain financial covenants as well as a description of Omnicare’s Credit Agreement, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2007 Annual Report.

At September 30, 2008, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (“Revolving Loans”), and $400 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $50 million on the Term Loans during the nine months ended September 30, 2008. The interest rate on the Term Loans was 5.45% at September 30, 2008. As of September 30, 2008, the Company had approximately $27 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. The Company amortized to expense $6.1 million of deferred debt issuance costs during the nine months ended September 30, 2008 and 2007.

Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate (defined as, for any day, a rate of interest per annum equal to the higher of (a) the Prime Rate for such day and (b) the sum of Federal Funds Effective Rate (as defined in the Credit Agreement) for such day plus 0.50% per annum).

Of the Company’s $800 million undrawn revolving credit facility, a subsidiary of Lehman Brothers Holdings, Inc., is committed to fund $22 million. It is unknown whether this subsidiary will participate in funding any future draws thereunder.

At September 30, 2008, the overall weighted-average interest rate on the Company’s variable interest portion of its long-term debt, excluding the interest rate swap agreement, was 5.50% . The estimated floating interest rate on the interest rate swap agreement was 6.40% at September 30, 2008.

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

		Based on
		Quoted Prices	Other
	Fair Value	in Active	Observable	Unobservable
	at September 30,	Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets and (Liabilities) Measured at Fair Value
on a Recurring Basis:(1)
Rabbi trust assets (2)	$124,448	$124,448	$-	$-
Interest rate swap agreement - fair value hedge (3)	(7,437)	-	(7,437)	-
Derivatives (4)	-	-	-	-
Total	$117,011	$124,448	$(7,437)	$-

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

Note 7 - Stock-Based Compensation

At September 30, 2008, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2007 Annual Report. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. As further described in Omnicare’s 2007 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three months ended,		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock awards	$5,572	$4,989	$16,636	$14,426
Stock options	1,370	1,040	3,615	3,082
Total stock-based compensation
expense	$6,942	$6,029	$20,251	$17,508

The assumptions used to value stock options granted during the periods ended September 30, 2008 and 2007 are as follows:

	2008	2007
Expected volatility	31.3%	33.1%
Risk-free interest rate	3.4%	4.5%
Expected dividend yield	0.3%	0.2%
Expected term of options (in years)	4.7	4.6

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average fair value per option	$9.48	$11.60	$7.52	$11.96

A summary of stock option activity under the plans for the nine months ended September 30, 2008, is presented below (in thousands, except exercise price and term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	7,259	$30.78
Options granted	784	23.80
Options exercised	(184)	15.71
Options forfeited	(448)	36.60
Options outstanding, end of period	7,411	$30.06	5.1	$32,520
Options exercisable, end of period	5,866	$29.62	4.1	$28,545

The total exercise date intrinsic value of options exercised during the nine months ended September 30, 2008 was $2.7 million.

A summary of non-vested restricted stock awards for the nine months ended September 30, 2008 is presented below (in thousands, except grant price data):

		Weighted-
		Average
		Grant Date
	Shares	Price
Non-vested shares, beginning of period	2,103	$37.27
Shares awarded	714	23.55
Shares vested	(511)	30.73
Shares forfeited	(20)	32.08
Non-vested shares, end of period	2,286	$34.50

As of September 30, 2008, there was approximately $74 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately six years. The total grant date fair value of shares vested during the nine months ended September 30, 2008 related to stock awards and stock options was approximately $16.5 million.

Note 8 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2007 Annual Report. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $2.0 million and $5.6 million for the three and nine months ended September 30, 2008, respectively, and $2.1 million and $5.4 million for the three and nine months ended September 30, 2007, respectively.

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

The following table presents the components of net periodic pension cost for all pension plans for the three and nine months ended September 30, 2008 and 2007 (pretax, in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$1,280	$1,087	$4,059	$3,261
Interest cost	2,374	2,051	7,133	6,153
Amortization of deferred amounts
(primarily prior actuarial losses)	3,674	2,901	11,021	8,703
Return on assets	(54)	(47)	(162)	(141)
Other	-	-	(268)	-
Net periodic pension cost	$7,274	$5,992	$21,783	$17,976

As of September 30, 2008, the aggregate defined benefit plans’ liabilities total approximately $174 million. During the first nine months of 2008, the Company made $2 million in payments related to funding the rabbi trusts for the settlement of the Company’s pension obligations, resulting in aggregate assets with a fair value of approximately $124 million at September 30, 2008. The Company currently does not anticipate making any additional contributions during the remainder of the 2008 year. The aggregate defined benefit plans’ liabilities are the projected benefit obligation to be paid based upon services through retirement. The aggregate assets in the rabbi trusts are the amounts required to fund the lump sum benefits of the EBP. These benefits are fully funded as of September 30, 2008.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Three months ended September 30,
			Per
		Common	Common
	Income	Shares	Share
2008:	(Numerator)	(Denominator)	Amounts
Basic EPS
Net income	$57,705	115,983	$0.50
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	70	275
Stock options, warrants and awards	-	1,225
Diluted EPS
Net income plus assumed conversions	$57,775	117,483	$0.49

2007:
Basic EPS
Net income	$42,597	119,466	$0.36
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	70	275
Stock options, warrants and awards	-	1,488
Diluted EPS
Net income plus assumed conversions	$42,667	121,229	$0.35

	Nine months ended September 30,
			Per
		Common	Common
	Income	Shares	Share
2008:	(Numerator)	(Denominator)	Amounts
Basic EPS
Net income	$124,454	117,904	$1.06
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	209	275
Stock options, warrants and awards	-	585
Diluted EPS
Net income plus assumed conversions	$124,663	118,764	$1.05

2007:
Basic EPS
Net income	$134,825	119,312	$1.13
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	214	302
Stock options, warrants and awards	-	1,706
Diluted EPS
Net income plus assumed conversions	$135,039	121,320	$1.11

During the three and nine months ended September 30, 2008 and 2007, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarters ended September 30, 2008 and 2007 totaled 4.5 million and 4.3 million, respectively, and for the nine months ended September 30, 2008 and 2007, totaled 6.7 million and 3.7 million, respectively.

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

This program is expected to be completed over a multi-year period and is estimated to result in total pretax restructuring and other related charges of approximately $93 million. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $8 million and $25 million pretax (approximately $5 million and $15 million aftertax) during the three and nine months ended September 30, 2008, respectively, and approximately $29 million pretax during the year ended December 31, 2007 (approximately $5 million and $22 million pretax in the three and nine months ended September 30, 2007, respectively). The Omnicare Full Potential Plan initiatives required cumulative aggregate restructuring and other related charges of approximately $72 million before taxes through the third quarter of 2008. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the project is finalized and implemented. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 100 positions had been eliminated as of September 30, 2008. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

	Balance at	2008	Utilized	Balance at
	December 31,	Provision/	during	September 30,
Restructuring charges:	2007	Accrual	2008	2008
Employee severance	$35	$4,048	$(4,083)	$-
Employment agreement buy-outs	1,199	282	(1,282)	199
Lease terminations	3,128	3,673	(2,510)	4,291
Other assets, fees and facility exit costs	1,858	12,379	(11,489)	2,748
Total restructuring charges	$6,220	20,382	$(19,364)	$7,238

Other related charges		4,505

Total restructuring and other related charges		$24,887

As of September 30, 2008, the Company has made cumulative payments of approximately $15.4 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at September 30, 2008, represent amounts not yet paid relating to actions taken in connection with the program (primarily employment agreement buy-out related payments, lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits;” and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare, Inc. acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company had liabilities of $5.3 million at December 31, 2007, of which $1.4 million was utilized in the nine months ended September 30, 2008. The remaining liabilities of $3.9 million at September 30, 2008 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized. As previously disclosed, the Company recorded a credit to restructuring and other related charges of approximately ($1.6) million pretax (approximately ($1.0) million aftertax) during the nine months ended September 30, 2007 in connection with the finalization of certain liabilities under the 2005 program.

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

As previously disclosed, the United States Attorney’s Office, District of Massachusetts is conducting an investigation relating to the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. Any actions resulting from this investigation could result in civil or criminal proceedings against the Company. The Company believes that it has complied with all applicable laws and regulations with respect to these matters.

On October 27, 2008, the U.S. District Court in Boston, Massachusetts (the “Court”) unsealed a qui tam complaint against the Company that was originally filed under seal with the Court on July 16, 2002. This action was brought by Deborah Maguire as a private party "qui tam relator" on behalf of the federal government and various state governments. On September 16, 2008, the U.S. Government filed a Notice that it is not intervening in the action at this time.

A qui tam action is always filed under seal. Before a qui tam action is unsealed, and typically following an investigation by the government initiated after the filing of the qui tam action, the government is required to notify the court of its decision whether to intervene in the action. The government could seek to intervene in this qui tam action in the future with permission from the Court. Where the government ultimately declines to intervene, the qui tam relators may continue to pursue the litigation at their own expense on behalf of the federal or state government and, if successful, would receive a portion of the government's recovery.

The action brought by Ms. Maguire alleges civil violations of the False Claims Act, 31 U.S.C. 3729 et seq. and various state false claims statutes based on allegations that the Company: submitted claims for name brand drugs when actually providing generic versions of the same drug to nursing homes; provided consultant pharmacist services to its customers at below-market rates to induce the referral of pharmaceutical business in violation of the Anti-Kickback Statute, 42 U.S.C. 1320a-7b; and accepted discounts from drug manufacturers in return for recommending that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute. The unsealed action seeks damages provided for in the Anti-Kickback Statute and applicable state statutes. The Company is also aware of five other qui tam complaints against the Company and other companies that have been filed with the Court and remain under seal.

The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth, and (v) alleges that the Company failed to timely record certain special litigation reserves. The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case. Oral argument was held on September 18, 2008.

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

The three and nine months ended September 30, 2008 included a $13.5 million pretax charge ($8.2 million after taxes) and a $51.1 million pretax charge ($31.3 million after taxes), respectively, and the three and nine months ended September 30, 2007 included a $9.2 million pretax charge ($5.6 million after taxes) and a $25.1 million pretax charge ($15.4 million after taxes), respectively, reflected in the “Litigation and other related professional fees” line of the Consolidated Statements of Income, primarily for litigation-related professional expenses in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party, and the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues, and restore centralized repackaging to full capacity. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and, as a result, the three months ended September 30, 2008 included special charges of approximately $1.2 million pretax (approximately $1.0 million and approximately $0.1 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($0.7 million after taxes) for costs associated with the quality control, product recall and fire damage issues at Heartland (“Heartland Matters”). The associated costs for the nine months ended September 30, 2008 totaled $4.8 million pretax ($4.2 million and $0.6 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($2.9 million after taxes). The three months ended September 30, 2007 included special charges of approximately $3.6 million pretax ($3.3 million and $0.3 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($2.2 million after taxes) for costs associated with the Heartland Matters. The associated costs for the nine months ended September 30, 2007 totaled $14.4 million pretax ($11.6 million and $2.7 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($8.8 million after taxes). The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of September 30, 2008, the Company has received no material insurance recoveries. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

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

Note 12 - Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at September 30, 2008. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, medical devices and diagnostics industries in 30 countries around the world at September 30, 2008, including the United States. Certain reclassification of prior-year depreciation and amortization amounts have been made to conform with the current-year presentation.

The table below presents information about the segments as of and for the three and nine months ended September 30, 2008 and 2007, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended September 30,
	Pharmacy	CRO	Corporate and	Consolidated
2008:	Services	Services	Consolidating	Totals
Net sales	$1,551,925	$51,464	$-	$1,603,389
Depreciation and amortization	(22,479)	(473)	(7,172)	(30,124)
Restructuring and other related charges	(6,806)	-	(849)	(7,655)
Litigation and other related professional fees	(13,479)	-	-	(13,479)
Heartland matters	(1,170)	-	-	(1,170)
Operating income (expense)	151,832	4,544	(29,676)	126,700
Total assets	6,870,171	186,192	360,112	7,416,475
Capital expenditures	(18,233)	(224)	(57)	(18,514)

2007:
Net sales	$1,488,518	$48,471	$-	$1,536,989
Depreciation and amortization	(20,652)	(457)	(6,799)	(27,908)
Restructuring and other related charges	(4,389)	(141)	(427)	(4,957)
Litigation and other related professional fees	(9,192)	-	-	(9,192)
Heartland matters	(3,648)	-	-	(3,648)
Operating income (expense)	129,655	3,682	(25,517)	107,820
Total assets	7,041,947	187,368	377,450	7,606,765
Capital expenditures	(13,201)	(520)	(458)	(14,179)

	Nine months ended September 30,
	Pharmacy	CRO	Corporate and	Consolidated
2008:	Services	Services	Consolidating	Totals
Net sales	$4,558,252	$154,268	$-	$4,712,520
Depreciation and amortization	(63,410)	(1,362)	(23,015)	(87,787)
Restructuring and other related charges	(21,124)	(1,374)	(2,389)	(24,887)
Litigation and other related professional fees	(51,143)	-	-	(51,143)
Heartland matters	(4,803)	-	-	(4,803)
Operating income (expense)	378,583	11,012	(86,292)	303,303
Total assets	6,870,171	186,192	360,112	7,416,475
Capital expenditures	(44,377)	(2,294)	(311)	(46,982)

2007:
Net sales	$4,517,079	$146,132	$-	$4,663,211
Depreciation and amortization	(63,532)	(1,411)	(20,173)	(85,116)
Restructuring and other related charges	(14,145)	(2,211)	(4,025)	(20,381)
Litigation and other related professional fees	(25,109)	-	-	(25,109)
Heartland matters	(14,351)	-	-	(14,351)
Operating income (expense)	409,519	7,316	(78,359)	338,476
Total assets	7,041,947	187,368	377,450	7,606,765
Capital expenditures	(30,301)	(1,182)	(1,621)	(33,104)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare included in its reported CRO segment net sales amount, for the three and nine month periods ended September 30, 2008, reimbursable out-of-pockets totaling $8.3 million and $24.5 million, respectively, and $7.9 million and $23.3 million for the three and nine months ended September 30, 2007, respectively.

Note 13 - Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2008 and December 31, 2007 for the balance sheets, the three and nine months ended September 30, 2008 and 2007 for the statements of income, and the statements of cash flows for the nine months ended September 30, 2008 and 2007. Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2008:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$1,547,066	$56,323	$-	$1,603,389
Cost of sales	-	1,145,520	42,065	-	1,187,585
Heartland matters	-	1,041	-	-	1,041
Gross profit	-	400,505	14,258	-	414,763
Selling, general and administrative expenses	4,690	226,485	6,714	-	237,889
Provision for doubtful accounts	-	27,634	1,277	-	28,911
Restructuring and other related charges	-	7,655	-	-	7,655
Litigation and other related professional fees	-	13,479	-	-	13,479
Heartland matters	-	129	-	-	129
Operating income (loss)	(4,690)	125,123	6,267	-	126,700
Investment income	105	1,336	-	-	1,441
Interest expense	(35,925)	(206)	(777)	-	(36,908)
Income (loss) before income taxes	(40,510)	126,253	5,490	-	91,233
Income tax (benefit) expense	(15,866)	47,251	2,143	-	33,528
Equity in net income of subsidiaries	82,349	-	-	(82,349)	-
Net income	$57,705	$79,002	$3,347	$(82,349)	$57,705

2007:
Net sales	$-	$1,486,175	$50,814	$-	$1,536,989
Cost of sales	-	1,114,122	37,205	-	1,151,327
Heartland matters	-	3,320	-	-	3,320
Gross profit	-	368,733	13,609	-	382,342
Selling, general and administrative expenses	2,110	216,734	10,839	-	229,683
Provision for doubtful accounts	-	29,375	987	-	30,362
Restructuring and other related charges	-	4,957	-	-	4,957
Litigation and other related professional fees	-	9,192	-	-	9,192
Heartland matters	-	328	-	-	328
Operating income (loss)	(2,110)	108,147	1,783	-	107,820
Investment income	1,196	1,173	-	-	2,369
Interest expense	(39,720)	(297)	(908)	-	(40,925)
Income (loss) before income taxes	(40,634)	109,023	875	-	69,264
Income tax (benefit) expense	(16,498)	42,785	380	-	26,667
Equity in net income of subsidiaries	66,733	-	-	(66,733)	-
Net income	$42,597	$66,238	$495	$(66,733)	$42,597

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2008:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$4,534,493	$178,027	$-	$4,712,520
Cost of sales	-	3,396,199	135,610	-	3,531,809
Heartland matters	-	4,175	-	-	4,175
Gross profit	-	1,134,119	42,417	-	1,176,536
Selling, general and administrative expenses	8,987	677,468	25,050	-	711,505
Provision for doubtful accounts	-	81,436	3,634	-	85,070
Restructuring and other related charges	-	24,663	224	-	24,887
Litigation and other related professional fees	-	51,143	-	-	51,143
Heartland matters	-	628	-	-	628
Operating income (loss)	(8,987)	298,781	13,509	-	303,303
Investment income	1,496	4,515	-	-	6,011
Interest expense	(105,756)	(1,632)	(2,516)	-	(109,904)
Income (loss) before income taxes	(113,247)	301,664	10,993	-	199,410
Income tax (benefit) expense	(44,030)	114,712	4,274	-	74,956
Equity in net income of subsidiaries	193,671	-	-	(193,671)	-
Net income	$124,454	$186,952	$6,719	$(193,671)	$124,454

2007:
Net sales	$-	$4,497,905	$165,306	$-	$4,663,211
Cost of sales	-	3,370,000	122,429	-	3,492,429
Heartland matters	-	11,631	-	-	11,631
Gross profit	-	1,116,274	42,877	-	1,159,151
Selling, general and administrative expenses	6,383	646,111	30,806	-	683,300
Provision for doubtful accounts	-	87,294	1,871	-	89,165
Restructuring and other related charges	-	19,471	910	-	20,381
Litigation and other related professional fees	-	25,109	-	-	25,109
Heartland matters	-	2,720	-	-	2,720
Operating income (loss)	(6,383)	335,569	9,290	-	338,476
Investment income	2,531	3,861	-	-	6,392
Interest expense	(121,326)	(866)	(2,499)	-	(124,691)
Income (loss) before income taxes	(125,178)	338,564	6,791	-	220,177
Income tax (benefit) expense	(49,233)	131,914	2,671	-	85,352
Equity in net income of subsidiaries	210,770	-	-	(210,770)	-
Net income	$134,825	$206,650	$4,120	$(210,770)	$134,825

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of September 30, 2008 (Unaudited):	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$121,591	$41,336	$18,181	$-	$181,108
Restricted cash	-	15,397	-	-	15,397
Accounts receivable, net (including intercompany)	-	1,346,614	69,428	(41,272)	1,374,770
Unbilled receivables, CRO	-	26,765	-	-	26,765
Inventories	-	411,790	10,602	-	422,392
Deferred income tax benefits, net-current	-	132,773	67	(3,290)	129,550
Other current assets	1,431	187,579	6,141	-	195,151
Total current assets	123,022	2,162,254	104,419	(44,562)	2,345,133
Properties and equipment, net	-	204,550	8,848	-	213,398
Goodwill	-	4,153,285	101,035	-	4,254,320
Identifiable intangible assets, net	-	333,432	4,999	-	338,431
Other noncurrent assets	46,203	218,771	219	-	265,193
Investment in subsidiaries	6,034,986	-	-	(6,034,986)	-
Total assets	$6,204,211	$7,072,292	$219,520	$(6,079,548)	$7,416,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$54,937	$596,245	$16,176	$(41,272)	$626,086
Long-term debt, notes and convertible debentures	2,715,063	2,978	48,682	-	2,766,723
Deferred income tax liabilities, net-noncurrent	91,420	227,979	9,830	(3,290)	325,939
Other noncurrent liabilities	7,437	353,669	1,267	-	362,373
Stockholders’ equity	3,335,354	5,891,421	143,565	(6,034,986)	3,335,354
Total liabilities and stockholders’ equity	$6,204,211	$7,072,292	$219,520	$(6,079,548)	$7,416,475

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of December 31, 2007:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$171,779	$70,088	$32,581	$-	$274,448
Restricted cash	-	3,155	-	-	3,155
Accounts receivable, net (including intercompany)	-	1,348,504	30,386	(2,602)	1,376,288
Unbilled receivables, CRO	-	24,855	-	-	24,855
Inventories	-	436,639	11,544	-	448,183
Deferred income tax benefits, net-current	878	125,474	-	(113)	126,239
Other current assets	1,336	196,474	5,172	-	202,982
Total current assets	173,993	2,205,189	79,683	(2,715)	2,456,150
Properties and equipment, net	-	188,340	11,109	-	199,449
Goodwill	-	4,238,547	103,622	-	4,342,169
Identifiable intangible assets, net	-	318,255	5,382	-	323,637
Other noncurrent assets	52,135	219,906	333	-	272,374
Investment in subsidiaries	5,939,714	-	-	(5,939,714)	-
Total assets	$6,165,842	$7,170,237	$200,129	$(5,942,429)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$600,095	$21,562	$(2,602)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	4,505	51,736	-	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	372,110	9,258	(113)	449,789
Other noncurrent liabilities	7,990	370,352	1,034	-	379,376
Stockholders’ equity	3,291,703	5,823,175	116,539	(5,939,714)	3,291,703
Total liabilities and stockholders’ equity	$6,165,842	$7,170,237	$200,129	$(5,942,429)	$7,593,779

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
				Omnicare, Inc.
		Guarantor	Non-Guarantor	and
2008:	Parent	Subsidiaries	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$(45,536)	$388,174	$(10,753)	$331,885

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(201,032)	-	(201,032)
Capital expenditures	-	(47,143)	161	(46,982)
Transfer of cash to trusts for employee health and severance
costs, net of payments out of the trust	-	(11,419)	-	(11,419)
Other	-	(574)	-	(574)
Net cash flows used in investing activities	-	(260,168)	161	(260,007)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(50,000)	-	-	(50,000)
Payments on long-term borrowings and obligations	(2,172)	-	-	(2,172)
(Decrease) increase in cash overdraft balance	(4,026)	1,714	-	(2,312)
Payments for Omnicare common stock repurchases	(100,165)	-	-	(100,165)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(1,183)	-	-	(1,183)
Excess tax benefits from stock-based compensation	750	-	-	750
Dividends paid	(8,080)	-	-	(8,080)
Other	160,224	(160,224)	-	-
Net cash flows used in financing activities	(4,652)	(158,510)	-	(163,162)

Effect of exchange rate changes on cash	-	1,752	(3,808)	(2,056)

Net (decrease) in cash and cash equivalents	(50,188)	(28,752)	(14,400)	(93,340)
Cash and cash equivalents at beginning of period	171,779	70,088	32,581	274,448
Cash and cash equivalents at end of period	$121,591	$41,336	$18,181	$181,108

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Nine months ended September 30,
				Omnicare, Inc.
		Guarantor	Non-Guarantor	and
2007:	Parent	Subsidiaries	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$(22,321)	$439,766	$13,794	$431,239

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(105,979)	-	(105,979)
Capital expenditures	-	(32,133)	(971)	(33,104)
Transfer of cash to trusts for employee health and severance
costs, net of payments out of the trust	-	(10,423)	-	(10,423)
Other	-	(184)	-	(184)
Net cash flows used in investing activities	-	(148,719)	(971)	(149,690)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(150,000)	-	-	(150,000)
Payments on long-term borrowings and obligations	(4,673)	-	-	(4,673)
Increase (decrease) in cash overdraft balance	3,456	(792)	-	2,664
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(8,068)	-	-	(8,068)
Excess tax benefits from stock-based compensation	4,089	-	-	4,089
Dividends paid	(8,226)	-	-	(8,226)
Other	301,241	(301,241)	-	-
Net cash flows from financing activities	137,819	(302,033)	-	(164,214)

Effect of exchange rate changes on cash	-	-	1,653	1,653

Net increase (decrease) in cash and cash equivalents	115,498	(10,986)	14,476	118,988
Cash and cash equivalents at beginning of period	43,494	74,262	20,278	138,034
Cash and cash equivalents at end of period	$158,992	$63,276	$34,754	$257,022

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of September 30, 2008 and December 31, 2007 for the balance sheets, the three and nine months ended September 30, 2008 and 2007 for the statements of income, and the statements of cash flows for the nine months ended September 30, 2008 and 2007. Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2008:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$1,603,389	$-	$1,603,389
Cost of sales	-	-	1,187,585	-	1,187,585
Heartland matters	-	-	1,041	-	1,041
Gross profit	-	-	414,763	-	414,763
Selling, general and administrative expenses	4,690	365	232,834	-	237,889
Provision for doubtful accounts	-	-	28,911	-	28,911
Restructuring and other related charges	-	-	7,655	-	7,655
Litigation and other related professional fees	-	-	13,479	-	13,479
Heartland matters	-	-	129	-	129
Operating income (loss)	(4,690)	(365)	131,755	-	126,700
Investment income	105	-	1,336	-	1,441
Interest expense	(35,925)	-	(983)	-	(36,908)
Income (loss) before income taxes	(40,510)	(365)	132,108	-	91,233
Income tax (benefit) expense	(15,866)	(146)	49,540	-	33,528
Equity in net income of subsidiaries	82,349	-	-	(82,349)	-
Net income (loss)	$57,705	$(219)	$82,568	$(82,349)	$57,705

2007:
Net sales	$-	$-	$1,536,989	$-	$1,536,989
Cost of sales	-	-	1,151,327	-	1,151,327
Heartland matters	-	-	3,320	-	3,320
Gross profit	-	-	382,342	-	382,342
Selling, general and administrative expenses	2,110	266	227,307	-	229,683
Provision for doubtful accounts	-	-	30,362	-	30,362
Restructuring and other related charges	-	-	4,957	-	4,957
Litigation and other related professional fees	-	-	9,192	-	9,192
Heartland matters	-	-	328	-	328
Operating income (loss)	(2,110)	(266)	110,196	-	107,820
Investment income	1,196	-	1,173	-	2,369
Interest expense	(39,720)	-	(1,205)	-	(40,925)
Income (loss) before income taxes	(40,634)	(266)	110,164	-	69,264
Income tax (benefit) expense	(16,498)	(108)	43,273	-	26,667
Equity in net income of subsidiaries	66,733	-	-	(66,733)	-
Net income (loss)	$42,597	$(158)	$66,891	$(66,733)	$42,597

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2008:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$4,712,520	$-	$4,712,520
Cost of sales	-	-	3,531,809	-	3,531,809
Heartland matters	-	-	4,175	-	4,175
Gross profit	-	-	1,176,536	-	1,176,536
Selling, general and administrative expenses	8,987	1,011	701,507	-	711,505
Provision for doubtful accounts	-	-	85,070	-	85,070
Restructuring and other related charges	-	-	24,887	-	24,887
Litigation and other related professional fees	-	-	51,143	-	51,143
Heartland matters	-	-	628	-	628
Operating income (loss)	(8,987)	(1,011)	313,301	-	303,303
Investment income	1,496	-	4,515	-	6,011
Interest expense	(105,756)	-	(4,148)	-	(109,904)
Income (loss) before income taxes	(113,247)	(1,011)	313,668	-	199,410
Income tax (benefit) expense	(44,030)	(396)	119,382	-	74,956
Equity in net income of subsidiaries	193,671	-	-	(193,671)	-
Net income (loss)	$124,454	$(615)	$194,286	$(193,671)	$124,454

2007:
Net sales	$-	$-	$4,663,211	$-	$4,663,211
Cost of sales	-	-	3,492,429	-	3,492,429
Heartland matters	-	-	11,631	-	11,631
Gross profit	-	-	1,159,151	-	1,159,151
Selling, general and administrative expenses	6,383	807	676,110	-	683,300
Provision for doubtful accounts	-	-	89,165	-	89,165
Restructuring and other related charges	-	-	20,381	-	20,381
Litigation and other related professional fees	-	-	25,109	-	25,109
Heartland matters	-	-	2,720	-	2,720
Operating income (loss)	(6,383)	(807)	345,666	-	338,476
Investment income	2,531	-	3,861	-	6,392
Interest expense	(121,326)	-	(3,365)	-	(124,691)
Income (loss) before income taxes	(125,178)	(807)	346,162	-	220,177
Income tax (benefit) expense	(49,233)	(317)	134,902	-	85,352
Equity in net income of subsidiaries	210,770	-	-	(210,770)	-
Net income (loss)	$134,825	$(490)	$211,260	$(210,770)	$134,825

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of September 30, 2008 (Unaudited):	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$121,591	$-	$59,517	$-	$181,108
Restricted cash	-	-	15,397	-	15,397
Accounts receivable, net (including intercompany)	-	98	1,374,770	(98)	1,374,770
Unbilled receivables, CRO	-	-	26,765	-	26,765
Inventories	-	-	422,392	-	422,392
Deferred income tax benefits, net-current	-	-	132,840	(3,290)	129,550
Other current assets	1,431	-	193,720	-	195,151
Total current assets	123,022	98	2,225,401	(3,388)	2,345,133
Properties and equipment, net	-	28	213,370	-	213,398
Goodwill	-	-	4,254,320	-	4,254,320
Identifiable intangible assets, net	-	-	338,431	-	338,431
Other noncurrent assets	46,203	19	218,971	-	265,193
Investment in subsidiaries	6,034,986	-	-	(6,034,986)	-
Total assets	$6,204,211	$145	$7,250,493	$(6,038,374)	$7,416,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$54,937	$46	$571,201	$(98)	$626,086
Long-term debt, notes and convertible debentures	2,715,063	-	51,660	-	2,766,723
Deferred income tax liabilities, net-noncurrent	91,420	-	237,809	(3,290)	325,939
Other noncurrent liabilities	7,437	-	354,936	-	362,373
Stockholders’ equity	3,335,354	99	6,034,887	(6,034,986)	3,335,354
Total liabilities and stockholders’ equity	$6,204,211	$145	$7,250,493	$(6,038,374)	$7,416,475

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of December 31, 2007:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$171,779	$-	$102,669	$-	$274,448
Restricted cash	-	-	3,155	-	3,155
Accounts receivable, net (including intercompany)	-	43	1,376,288	(43)	1,376,288
Unbilled receivables, CRO	-	-	24,855	-	24,855
Inventories	-	-	448,183	-	448,183
Deferred income tax benefits, net-current	878	-	125,361	-	126,239
Other current assets	1,336	-	201,646	-	202,982
Total current assets	173,993	43	2,282,157	(43)	2,456,150
Properties and equipment, net	-	28	199,421	-	199,449
Goodwill	-	-	4,342,169	-	4,342,169
Identifiable intangible assets, net	-	-	323,637	-	323,637
Other noncurrent assets	52,135	19	220,220	-	272,374
Investment in subsidiaries	5,939,714	-	-	(5,939,714)	-
Total assets	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$ -	$619,098	$(43)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	-	56,241	-	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	-	381,255	-	449,789
Other noncurrent liabilities	7,990	-	371,386	-	379,376
Stockholders’ equity	3,291,703	90	5,939,624	(5,939,714)	3,291,703
Total liabilities and stockholders’ equity	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
				Omnicare, Inc.
		Guarantor	Non-Guarantor	and
2008:	Parent	Subsidiary	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$(45,536)	$-	$377,421	$331,885

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(201,032)	(201,032)
Capital expenditures	-	-	(46,982)	(46,982)
Transfer of cash to trusts for employee health and severance
costs, net of payments out of the trust	-	-	(11,419)	(11,419)
Other	-	-	(574)	(574)
Net cash flows used in investing activities	-	-	(260,007)	(260,007)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(50,000)	-	-	(50,000)
Payments on long-term borrowings and obligations	(2,172)	-	-	(2,172)
(Decrease) increase in cash overdraft balance	(4,026)	-	1,714	(2,312)
Payments for Omnicare common stock repurchases	(100,165)	-	-	(100,165)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(1,183)	-	-	(1,183)
Excess tax benefits from stock-based compensation	750	-	-	750
Dividends paid	(8,080)	-	-	(8,080)
Other	160,224	-	(160,224)	-
Net cash flows used in financing activities	(4,652)	-	(158,510)	(163,162)

Effect of exchange rate changes on cash	-	-	(2,056)	(2,056)

Net (decrease) in cash and cash equivalents	(50,188)	-	(43,152)	(93,340)
Cash and cash equivalents at beginning of period	171,779	-	102,669	274,448
Cash and cash equivalents at end of period	$121,591	$-	$59,517	$181,108

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Nine months ended September 30,
				Omnicare, Inc.
		Guarantor	Non-Guarantor	and
2007:	Parent	Subsidiary	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$(22,321)	$-	$453,560	$431,239

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(105,979)	(105,979)
Capital expenditures	-	-	(33,104)	(33,104)
Transfer of cash to trusts for employee health and severance
costs, net of payments out of the trust	-	-	(10,423)	(10,423)
Other	-	-	(184)	(184)
Net cash flows used in investing activities	-	-	(149,690)	(149,690)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(150,000)	-	-	(150,000)
Payments on long-term borrowings and obligations	(4,673)	-	-	(4,673)
Increase (decrease) in cash overdraft balance	3,456	-	(792)	2,664
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(8,068)	-	-	(8,068)
Excess tax benefits from stock-based compensation	4,089	-	-	4,089
Dividends paid	(8,226)	-	-	(8,226)
Other	301,241	-	(301,241)	-
Net cash flows from financing activities	137,819	-	(302,033)	(164,214)

Effect of exchange rate changes on cash	-	-	1,653	1,653

Net increase (decrease) in cash and cash equivalents	115,498	-	3,490	118,988
Cash and cash equivalents at beginning of period	43,494	-	94,540	138,034
Cash and cash equivalents at end of period	$158,992	$-	$98,030	$257,022

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

Overview of Three and Nine Months Ended September 30, 2008 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. At September 30, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,432,000 beds, including approximately 67,000 patients served by the patient assistance programs of its specialty pharmacy services business. The comparable number at September 30, 2007 was approximately 1,452,000 (including approximately 56,000 patients served by patient assistance programs). Omnicare provides its pharmacy services in 47 states in the United States, the District of Columbia and Canada at September 30, 2008. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the United States. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare provides comprehensive product development and research services for the pharmaceutical, biotechnology, medical device and diagnostic industries in 30 countries worldwide.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$1,603,389	$1,536,989	$4,712,520	$4,663,211

Net income	$57,705	$42,597	$124,454	$134,825

Earnings per share:
Basic	$0.50	$0.36	$1.06	$1.13
Diluted	$0.49	$0.35	$1.05	$1.11

EBITDA(a)	$156,824	$135,728	$391,090	$423,592

EBITDA reconciliation to net cash flows
from operating activities:
EBITDA(a)	$156,824	$135,728	$391,090	$423,592
(Subtract)/Add:
Interest expense, net of investment income	(35,467)	(38,556)	(103,893)	(118,299)
Income tax provision	(33,528)	(26,667)	(74,956)	(85,352)
Changes in assets and liabilities, net of
effects from acquisition of businesses	15,444	124,807	119,644	211,298

Net cash flows from operating activities	$103,273	$195,312	$331,885	$431,239

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

Three Months Ended September 30, 2008 vs. 2007

Total net sales for the three months ended September 30, 2008 increased to $1,603.4 million from $1,537.0 million in the comparable prior-year period. Net income for the three months ended September 30, 2008 was $57.7 million versus $42.6 million earned in the comparable 2007 period. Diluted earnings per share for the three months ended September 30, 2008 were $0.49 versus $0.35 in the same prior-year period. EBITDA totaled $156.8 million for the three months ended September 30, 2008 as compared with $135.7 million for the same period of 2007.

The Company continues to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its Affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the third quarter of 2008 by approximately $25 million (approximately $15 million aftertax), and cumulatively since April 2006 by approximately $272 million (approximately $169 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Net sales for the quarter were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs and biologic agents and acquisitions, as well as increased revenues in the specialty pharmacy business and CRO Services. Partially offsetting these factors was the unfavorable sales impact of the increased availability and utilization of generic drugs, a lower number of beds served, combined with a year-over-year shift in mix towards assisted living, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $414.8 million increased $32.5 million for the three months ended September 30, 2008, from the same prior-year period amount of $382.3 million. Gross profit as a percentage of total net sales of 25.9% in the three months ended September 30, 2008, was higher than the 24.9% experienced during the comparable 2007 period. Gross profit was favorably affected in the 2008 period largely due to the increased availability and utilization of higher margin generic drugs, the continued integration of acquisitions and productivity enhancements, the favorable effect of drug price inflation, lower incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below, and, purchasing improvements. Partially offsetting these factors were certain of the aforementioned items that reduced net sales, primarily the lower net number of beds served, competitive pricing issues and the reductions in reimbursement and/or utilization for certain drugs.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended September 30, 2008 of $237.9 million were higher than the comparable prior-year amount of $229.7 million by $8.2 million. Operating expenses as a percentage of net sales amounted to 14.8% in the third quarter of 2008, representing a decrease from the 14.9% experienced in the comparable prior-year period. Operating expenses for the quarter ended September 30, 2008 were favorably impacted largely by the favorable impact of the Company’s continued integration of prior-year acquisitions, purchasing improvements and productivity enhancements. These favorable items were partially offset by increases in employee benefit costs and increased operating costs associated with recent acquisitions.

The provision for doubtful accounts for the three months ended September 30, 2008 was $28.9 million versus $30.4 million in the comparable prior-year period, lower by $1.5 million due to improved collections and recovery of previously uncollected copays and rejects.

Investment income for the three months ended September 30, 2008 of $1.4 million was lower than the $2.4 million earned in the comparable prior-year period, primarily due to lower interest rates and lower invested balances versus the prior year.

Interest expense for the three months ended September 30, 2008 of $36.9 million is lower than the $40.9 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $100 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”) during the third quarter of 2007 through the first nine months of 2008, and lower interest rates on variable rate loans.

The effective income tax rate was 36.7% for the three months ended September 30, 2008, as compared to the third quarter of 2007 rate of 38.5% . The year-over-year decrease in the effective tax rate is primarily attributable to the impact of adjustments to deferred taxes. The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses.

Special Items:

The three months ended September 30, 2008 included the following charges totaling $22.3 million pretax, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

(i)      Operating income included restructuring and other related charges of approximately $7.7 million pretax ($4.7 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)      During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Heartland Matters”). In addressing and resolving these Heartland Matters, the Company continues to experience increased costs and, as a result, the three months ended September 30, 2008 included special charges of $1.2 million pretax (approximately $1.0 million and $0.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($0.7 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of September 30, 2008, the Company has received no material insurance recoveries.

(iii)     Operating income included special litigation and other related professional fees of $13.5 million pretax ($8.2 million aftertax) for litigation-related professional expenses primarily in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The three months ended September 30, 2007 included the following charges totaling $17.8 million pretax, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

(i)        Operating income included restructuring and other related charges of approximately $5.0 million pretax ($3.0 million aftertax), relating to the aforementioned “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth.

(ii)       During the three months ended September 30, 2007, special charges relating to the aforementioned Heartland Matters of $3.6 million pretax (approximately $3.3 million and $0.3 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($2.2 million aftertax) were recorded associated with these increased costs. As previously disclosed, the Company maintains product recall, property and casualty, and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors.

(iii)      Operating income included a special litigation charge of $9.2 million pretax ($5.6 million aftertax) for litigation-related professional expenses primarily in connection with the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Pharmacy Services Segment

	Three months ended
	September 30,
	2008	2007

Net sales	$1,551,925	$1,488,518

Operating income	$151,832	$129,655

Omnicare’s Pharmacy Services segment recorded sales of $1,551.9 million for the three months ended September 30, 2008, an increase from the comparable 2007 amount of $1,488.5 million by $63.4 million, or 4.3% . At September 30, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,432,000 beds, including approximately 67,000 patients served by the patient assistance programs of its specialty pharmacy business. The comparable number at September 30, 2007 was approximately 1,452,000 (including approximately 56,000 patients served by patient assistance programs). Pharmacy Services sales were favorably impacted by drug price inflation, the increased use of certain higher acuity drugs and biologic agents and acquisitions, as well as increased revenues in the specialty pharmacy services business. Partially offsetting these factors were the increased availability and utilization of generic drugs, a lower number of beds served, as well as the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $151.8 million in the third quarter of 2008, a $22.1 million increase as compared with the $129.7 million earned in the comparable period of 2007. As a percentage of the segment’s sales, operating income was 9.8% for the third quarter of 2008, compared with 8.7% in 2007. The 2008 quarter was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, lower bad debt expense, and purchasing improvements, as well as the Company’s continued integration of prior-period acquisitions and productivity enhancements. Operating income in 2008 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales, as well as the year-over-year impact of the previously mentioned special items.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs received the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007, SNFs received a 3.3 percent market basket increase, which increases Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to the calculation of the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. On August 8, 2008, CMS published the Medicare SNF PPS final rule for fiscal year 2009, which included a 3.4 percent inflation update that will increase overall payments to SNFs by $780 million. CMS did not adopt a provision included in its May 7, 2008 proposed rule to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006, which would have cut overall SNF PPS payments by $770 million in fiscal year 2009. The rule also addresses several SNF policy issues, including, among others, revisions to the Minimum Data Set, development of an integrated post-acute payment system, rehabilitative services in SNFs, and consolidated billing. While recent rulemakings have not decreased payments to SNFs, reimbursement changes could be adopted in the future that could have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $12.2 billion in fiscal year 2009 and $178 billion over five years. Among other things, the budget would provide no annual update for SNFs in 2009 through 2011 and a -0.65 percent adjustment to the update annually thereafter. In addition, the budget would apply a “sequester” of -0.4 percent to all Medicare provider payments when general fund contributions exceed 45 percent of program spending. The sequester order would increase each year by -0.4 percent until general revenue funding is brought back to 45 percent. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The Administration also proposes to achieve savings by issuing regulations to adjust for case mix distribution in the SNF payment system. CMS included this provision in its proposed SNF prospective payment system update for fiscal year 2009, released May 1, 2008, but this provision was not adopted in the August 8, 2008 final rule. In addition, the budget proposal would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Many provisions of the proposed Bush budget would require Congressional action to implement. Separately, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. While the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

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

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. Moreover, the Company may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. In addition, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of September 30, 2008, copays outstanding from Part D Plans were approximately $22 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D drug benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

On July 15, 2008, Congress enacted into law H.R. 6331, the "Medicare Improvements for Patients and Providers Act of 2008” (“MIPPA”), by overriding the President’s veto of the bill. The new law includes further reforms to the Part D program. Among other things, from and after January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan. Commencing January 1, 2009, the law also requires Part D Plan sponsors to update the prescription drug pricing data they use to pay pharmacies no less frequently than every seven days. The law also expands the number of Medicare beneficiaries who will be entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage, among other things. On September 18, 2008, CMS published final regulations implementing the MIPPA Part D provisions.

Moreover, CMS continues to issue guidance on and make other revisions to the Part D program. The Company is continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the final rule or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”)

under Medicare Part B. Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies were among the 10 categories of DMEPOS included in the first round of the competitive bidding program.

In mid-2007 CMS conducted a first round of bidding for these 10 DMEPOS product categories in 10 competitive bidding areas, and CMS began announcing winning bidders in March 2008. In light of concerns about implementation of the bidding program, including CMS’ disqualification of many bids based upon bidders’ submission of allegedly incomplete financial documentation and the potential adverse impact on beneficiary access to certain types of DMEPOS, Congress has, through the enactment into law on July 15, 2008 of MIPPA, terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay will be financed by reducing Medicare fee schedule payments for all items covered by round one bidding program by 9.5 percent nationwide beginning January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process, including requiring CMS to notify bidders about paperwork discrepancies and providing suppliers with an opportunity to submit proper documentation, and it requires contracting suppliers to disclose all subcontracting relationships to CMS. The Company intends to participate in the new bidding process for round one, and is assessing the potential impact of the fee schedule reductions on its business.

CMS requires all existing DMEPOS suppliers to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers have been subject to earlier accreditation deadlines. MIPPA codifies the requirement that all suppliers be accredited by September 30, 2009 and extends the accreditation requirement to companies that subcontract with contract suppliers under the competitive bidding program. The Company intends to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drugs based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits will be delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date is April 14, 2008, it was subject to public comment. CMS also notes that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation. The final rule adopts the March 2008 interim final rule with technical changes effective

November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, on July 15, 2008, Congress enacted into law, over the President’s veto, MIPPA. The new law delays the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevents CMS from publishing AMP data until October 1, 2009; until then, upper limits will continue to be determined under the pre-DRA rules. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. Further, there can be no assurance, that federal upper limit payments under pre-DRA rules, changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not adversely impact the Company’s business.

MIPPA also seeks to promote e-prescribing by providing incentive payments for physicians and other practitioners paid under the Medicare physician fee schedule who are "successful electronic prescribers." Specifically, successful electronic prescribers are to receive a 2 percent bonus during 2009 and 2010, a 1 percent bonus for 2011 and 2012 and a 0.5 percent bonus for 2013; practitioners who are not successful electronic prescribers are penalized by a 1 percent reduction from the current fee schedule in 2012, a 1.5 percent reduction in 2013, and thereafter a 2 percent reduction. The requirements for a practitioner to qualify as a successful electronic prescriber are to be specified by CMS, and may relate to either the submission of a minimum number of e-prescriptions under Medicare Part D, or to simply having a qualifying e-prescribing system and reporting whether it was used under an existing program for reporting certain physician quality measures for at least 50 percent of applicable encounters. Numerous details relating to this provision, including the timetable for adoption, will need to be specified by CMS. The Company is closely monitoring developments related to this initiative, and will seek to make available systems under which prescribers may submit prescriptions to the Company's pharmacies electronically so as to enable them to qualify for the incentive payments.

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

In order to fund this growing demand, the Company believes that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While it cannot at this time predict the ultimate effect of the Medicare Part D drug benefit or any further initiatives on Omnicare’s business, management believes that the Company’s expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today’s healthcare environment. Further, while volatility can occur from time to time in the contract research business owing to factors such as the success or failure of its clients’ compounds, the timing or budgetary constraints of its clients, or consolidation within our client base, new drug discovery remains an important priority of drug manufacturers. The Company believes that drug manufacturers, in order to optimize their research and development efforts, will continue to turn to contract research organizations to assist them in drug research development and commercialization.

CRO Services Segment

	Three months ended
	September 30,
	2008	2007

Revenues	$51,464	$48,471

Operating income	$4,544	$3,682

Omnicare’s CRO Services segment recorded revenues of $51.5 million for the three months ended September 30, 2008, which increased by $3.0 million, or 6.2% from the $48.5 million recorded in the same prior-year period. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), the Company included $8.3 million and $7.9 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the three months ended September 30, 2008 and 2007, respectively. Revenues for 2008 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2007 and in the first nine months of 2008, exceeding project completions, terminations and cancellations.

Operating income in the CRO Services segment was $4.5 million in the third quarter of 2008 compared with $3.7 million in 2007, an increase of $0.8 million or 21.6% . As a percentage of the segment’s revenue, operating income was 8.8% in the third quarter of 2008 compared with 7.6% in the same period of 2007. This increase is primarily attributable to the favorable impact of the increase in revenues discussed above, combined with operating expense control. Backlog at September 30, 2008 was $328.0 million, representing an increase of $13.7 million from the December 31, 2007 backlog of $314.3 million, and an increase of $16.5 million from the September 30, 2007 backlog of $311.5 million.

Nine Months Ended September 30, 2008 vs. 2007

Total net sales for the nine months ended September 30, 2008 increased to $4,712.5 million from $4,663.2 million in the comparable prior-year period. Net income for the nine months ended September 30, 2008 was $124.5 million versus $134.8 million earned in the comparable 2007 period. Diluted earnings per share for the nine months ended September 30, 2008 were $1.05 versus $1.11 in the same prior-year period. EBITDA totaled $391.1 million for the nine months ended September 30, 2008 as compared with $423.6 million for the same period of 2007.

The Company continues to be impacted by the unilateral reduction in April 2006 by United in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the first nine months of 2008 by approximately

$73 million (approximately $44 million aftertax), and cumulatively since April 2006 by approximately $272 million (approximately $169 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Net sales for the first nine months were favorably impacted by drug price inflation, the increased use of certain higher acuity drugs and biologic agents, acquisitions, and year-over-year growth in CRO Services revenues. Partially offsetting these factors was the unfavorable impact of the increased availability and utilization of generic drugs, a lower number of beds served, combined with a year-over-year shift in mix towards assisted living, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $1,176.5 million increased $17.3 million for the nine months ended September 30, 2008, from the same prior-year period amount of $1,159.2 million. Gross profit as a percentage of total net sales of 25.0% in the nine months ended September 30, 2008, was modestly higher than the 24.9% experienced during the comparable 2007 period. Gross profit was favorably impacted in the 2008 period largely as a result of the increased availability and utilization of higher margin generic drugs, the continued integration of prior-period acquisitions, the favorable effect of drug price inflation, purchasing improvements and lower incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below. Largely offsetting these factors was the gross profit impact of certain of the aforementioned reductions in sales items, primarily the lower net number of beds served and the reductions in reimbursement.

Omnicare’s operating expenses for the nine months ended September 30, 2008 of $711.5 million were higher than the comparable prior-year amount of $683.3 million by $28.2 million. Operating expenses as a percentage of net sales amounted to 15.1% for the first nine months of 2008, representing an increase from the 14.7% experienced in the comparable prior-year period. Operating expenses for the nine months ended September 30, 2008 were unfavorably impacted largely by increases in employee benefit costs and increased operating costs associated with recent acquisitions. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior-year acquisitions, purchasing improvements and productivity enhancements.

The provision for doubtful accounts for the nine months ended September 30, 2008 of $85.1 million was $4.1 million lower than the comparable prior year amount of $89.2 million, primarily due to improved collections and recovery of previously uncollected copays and rejects.

Investment income for the nine months ended September 30, 2008 of $6.0 million was marginally lower than the $6.4 million earned in the comparable prior-year period, primarily due to lower interest rates versus the prior year.

Interest expense for the nine months ended September 30, 2008 of $109.9 million is lower than the $124.7 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $200 million on the Term Loans throughout 2007 and the first nine months of 2008, and lower interest rates on variable rate loans.

The effective income tax rate was 37.6% for the nine months ended September 30, 2008, as compared to the rate of 38.8% for the same prior year period. The year-over-year decrease in the effective tax rates is primarily attributable to the impact of adjustments to deferred taxes and a change in filing methodology for a state taxing jurisdiction. The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses.

Special Items:

The nine months ended September 30, 2008 included the following charges totaling $80.8 million pretax, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

(i)       Operating income included restructuring and other related charges of approximately $24.9 million pretax ($15.2 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)      During the nine months ended September 30, 2008, special charges relating to the aforementioned Heartland Matters of $4.8 million pretax (approximately $4.2 million and $0.6 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($2.9 million aftertax) were recorded associated with these increased costs. As previously disclosed, the Company maintains product recall, property and casualty, and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of September 30, 2008, the Company has received no material insurance recoveries.

(iii)     Operating income included special litigation and other related professional fees of $51.1 million pretax ($31.3 million aftertax) for litigation-related professional expenses primarily in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The nine months ended September 30, 2007 included the following charges totaling $59.8 million pretax, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

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

(ii)       During the nine months ended September 30, 2007, special charges relating to the aforementioned Heartland Matters of $14.4 million pretax (approximately $11.6 million and $2.7 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($8.8 million aftertax) were recorded associated with these increased costs. As previously disclosed, the Company maintains product recall, property and casualty, and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors.

(iii)      Operating income included a special litigation charge of $25.1 million pretax ($15.4 million aftertax) for litigation-related professional expenses in connection with the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions and the previously discussed Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party.

Pharmacy Services Segment

	Nine months ended
	September 30,
	2008	2007

Net sales	$4,558,252	$4,517,079

Operating income	$378,583	$409,519

Omnicare’s Pharmacy Services segment recorded sales of $4,558.3 million for the nine months ended September 30, 2008, up from the 2007 amount of $4,517.1 million by approximately $41.2 million, or 0.9% . At September 30, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,432,000 beds, including approximately 67,000 patients served by the patient assistance programs of its specialty pharmacy business. The comparable number at December 31, 2007 was approximately 1,449,000 (including approximately 57,000 specialty pharmacy patients) and 1,452,000 (including approximately 56,000 patients served by patient assistance programs) at September 30, 2007. Pharmacy Services sales were favorably impacted by the impact of drug price inflation, the increased use of certain higher acuity drugs and biologic agents and acquisitions. Partially offsetting these factors was the unfavorable impact of the increased availability and utilization of generic drugs, a lower number of beds served, as well as the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $378.6 million in the first nine months of 2008, a $30.9 million decrease as compared with the $409.5 million earned in the comparable period of 2007. As a percentage of the segment’s sales, operating income was 8.3% for the first nine months of 2008, compared with 9.1% in 2007. The nine months ended September 30, 2008 were unfavorably impacted primarily by the operating income effect of certain of the aforementioned reductions in sales items as well as the year-over-year impact of the previously mentioned special items. Operating income in 2008 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, the Company’s continued integration of prior-period acquisitions and productivity enhancements, drug price inflation, lower bad debt expense, and purchasing improvements.

CRO Services Segment

	Nine months ended
	September 30,
	2008	2007

Revenues	$154,268	$146,132

Operating income	$11,012	$7,316

Omnicare’s CRO Services segment recorded revenues of $154.3 million for the nine months ended September 30, 2008, which increased by $8.2 million, or 5.6% from the $146.1 million recorded in the same prior-year period. In accordance with EITF No. 01-14, the Company included $24.5 million and $23.3 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the nine months ended September 30, 2008 and 2007, respectively. Revenues for 2008 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2007 and in the first nine months of 2008, exceeding project completions, terminations and cancellations.

Operating income in the CRO Services segment was $11.0 million in the first nine months of 2008 compared with $7.3 million in 2007, an increase of $3.7 million. As a percentage of the segment’s revenue, operating income was 7.1% in the first nine months of 2008 compared with 5.0% in the same period of 2007. This increase is primarily attributable to the favorable impact of the increase in revenues discussed above and the favorable year-over-year impact of special items.

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

This program is expected to be completed over a multi-year period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $93 million over this implementation period. The charges primarily include severance pay, employment agreement buy-outs, excess lease costs and professional fees, as well as other related costs. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $8 million and $25 million pretax (approximately $5 million and $15 million aftertax) during the three and nine months ended September 30, 2008, respectively, and approximately $29 million pretax during the year ended December 31, 2007 (approximately $5 million and $22 million pretax in the three and nine months ended September 30, 2007, respectively). The Omnicare Full Potential Plan initiatives required cumulative aggregate restructuring and other related charges of approximately $72 million before taxes through the third quarter of 2008. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the project is finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $50 million to $55 million over the entire implementation period. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 100 positions had been eliminated as of September 30, 2008. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.

While the Company is working diligently to achieve the estimated savings as discussed above, there can be no assurances as to the ultimate outcome of the program, including the savings and/or related timing thereof, due to the inherent risks associated with the implementation of a project of this magnitude and the related new technologies. Specifically, the potential inability to successfully mitigate implementation risks, including but not necessarily limited to, dependence on third-party suppliers and consultants for the timely delivery of technology as well as its performance at expected capacities, compliance with federal, state and local regulatory requirements, reliance on information technology and telecommunications support, timely completion of facility lease transactions and/or leasehold improvements, and the ability to obtain adequate staffing levels, individually or in the aggregate, could affect the overall success of the program from a savings and/or timing standpoint.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company had liabilities of $5.3 million at December 31, 2007, of which $1.4 million was utilized in the nine months ended September 30, 2008. The remaining liabilities of $3.9 million at September 30, 2008 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized. As previously disclosed, the Company recorded a credit to restructuring and other related charges of approximately ($1.6) million pretax [approximately ($1.0) million aftertax] during the nine months ended September 30, 2007 in connection with the finalization of certain liabilities under the 2005 program.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at September 30, 2008 were $196.5 million compared with $277.6 million at December 31, 2007 (including restricted cash amounts of $15.4 million and $3.2 million, respectively).

Omnicare’s current ratio was approximately 3.7 to 1 at September 30, 2008.

The Company generated positive net cash flows from operating activities of $331.9 million during the nine months ended September 30, 2008, compared with net cash flows from operating activities of $431.2 million during the nine months ended September 30, 2007. Compared to the same prior-year period, cash flow from operating activities was unfavorably impacted largely by the impact of an extra payment to the Company’s drug wholesaler of approximately $65 million (these payments are due weekly, and the nine months ended September 30, 2008 included one extra weekly payment), and the related year-over-year movement in accounts payable on operating cash flows.

Net cash used in investing activities was $260.0 million and $149.7 million for the nine months ended September 30, 2008 and 2007, respectively. Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $201.0 million (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) in the first nine months of 2008. Acquisitions of businesses during the first nine months of 2007 required $106.0 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) which were primarily funded by operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities was $163.2 million for the nine months ended September 30, 2008 as compared to $164.2 million for the comparable prior-year period. During the first nine months of 2008 and 2007, the Company paid down $50 million and $150 million, respectively, on the Company’s senior term A loan facility, maturing on July 28, 2010.

At September 30, 2008, there were no outstanding borrowings under the $800 million revolving credit facility, and $400 million in borrowings were outstanding under the senior term A loan facility due 2010. As of September 30, 2008, the Company had approximately $27 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Of the Company’s $800 million undrawn revolving credit facility, a subsidiary of Lehman Brothers Holdings, Inc., is committed to fund $22 million. It is unknown whether this subsidiary will participate in funding any future draws thereunder.

On August 11, 2008, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2008, which is consistent with the annual dividends per share actually paid in 2007. Aggregate dividends paid of $8.1 million during the nine month period ended September 30, 2008 were relatively consistent with those paid in the comparable prior-period.

On March 27, 2008, the Company announced that its Board of Directors authorized a program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. In the three months ended June 30, 2008, the Company repurchased approximately 4.1 million shares at a cost of approximately $100 million. Accordingly, the Company has utilized the full amount of share repurchase authority and successfully completed the program. These repurchases were made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements. On September 30, 2008, Omnicare had approximately 118.4 million shares of common stock outstanding.

There were no known material commitments and contingencies outstanding at September 30, 2008, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” section below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of September 30, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

		Less Than 1
	Total	Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,770,660	$-	$448,160	$250,000	$2,072,500
Capital lease obligations(a)	5,934	2,434	2,679	455	366
Operating lease obligations	160,378	42,412	57,714	29,704	30,548
Purchase obligations(b)	79,264	56,901	17,220	5,143	-
Other current obligations (c)	355,616	355,616	-	-	-
Other long-term obligations (d)	362,373	-	326,733	25,743	9,897
Subtotal	3,734,225	457,363	852,506	311,045	2,113,311
Future interest costs relating to debt
and capital lease obligations(e)	1,660,482	137,191	243,587	219,312	1,060,392
Total contractual cash obligations	$5,394,707	$594,554	$1,096,093	$530,357	$3,173,703

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

(e)      Represents estimated future pretax interest costs based on the stated fixed interest rate of the debt, or the variable interest rate in effect at period end for variable interest rate debt. The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures. To the extent that any debt would be paid off by Omnicare prior to the stated due date or refinanced, the estimated future interest costs would change accordingly. Further, these analyses do not consider the effects of potential changes in the Company’s credit rating on future interest costs.

As of September 30, 2008, the Company had approximately $27 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

As of September 30, 2008, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s Consolidated Balance Sheets and debt footnote disclosures. Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2007 Annual Report. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its Consolidated Statements of Income.

As of September 30, 2008, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive "average accounts receivable" and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 79 days at September 30, 2008, which was lower than the June 30, 2008 amount of 81 days by two days, and five days lower than the December 31, 2007 DSO of approximately 84 days partly attributable to the corresponding impact of the Company’s late 2007 increase in its provision for doubtful accounts and the related impact on the aforementioned average accounts receivable balance used in the DSO calculation. As previously disclosed, the Company has experienced ongoing administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of September 30, 2008, copays outstanding from Part D Plans were approximately $22 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Unfavorably impacting the overall DSO, as well as the 181 days and over past due accounts receivable balance, is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers, and the continued aging of copays and rejected claims. On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $97 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of September 30, 2008, of which approximately $91 million is past due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances). The $97 million represents approximately 5 days of the overall DSO at September 30, 2008. Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of September 30, 2008 was $339.4 million, compared with $334.1 million at December 31, 2007. The allowance for doubtful accounts represented 19.8% and 19.5% of gross receivables (net of contractual allowances) as of September 30, 2008 and December 31, 2007, respectively. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of September 30, 2008 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $17.1 million pretax.

The following table is an aging of the Company’s September 30, 2008 and December 31, 2007 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2008
	Current and	181 Days and
	0-180 Days	Over
	Past Due	Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$398,652	$186,627	$585,279
Facility payors	495,443	359,079	854,522
Private Pay payors	120,331	130,576	250,907
CRO	23,434	-	23,434
Total gross accounts receivable
(net of contractual allowance adjustments)	$1,037,860	$676,282	$1,714,142

	December 31, 2007
	Current and	181 Days and
	0-180 Days	Over
	Past Due	Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$390,663	$167,116	$557,779
Facility payors	527,879	347,551	875,430
Private Pay payors	126,480	124,958	251,438
CRO	25,702	-	25,702
Total gross accounts receivable
(net of contractual allowance adjustments)	$1,070,724	$639,625	$1,710,349

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at September 30, 2008 include $400.0 million outstanding under the variable-rate Senior term A loan, due 2010, at an interest rate of 5.45% at September 30, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.0 million per year); $48.2 million borrowed on a variable-rate term loan, due 2010, at an interest rate of 5.92% at September 30, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.5 million per year);

$250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes during 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27% . The estimated LIBOR-based floating rate (including the 2.27% spread) was 6.4% at September 30, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 6.125% Senior Notes, and amounted to approximately $(7.4) million at the end of the 2008 third quarter. Additionally, at September 30, 2008, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	September 30, 2008		December 31, 2007
Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$225,000	$250,000	$230,000
6.75% senior subordinated notes, due 2013	225,000	209,300	225,000	212,600
6.875% senior subordinated notes, due 2015	525,000	477,800	525,000	486,900
4.00% junior subordinated convertible
debentures, due 2033	345,000	276,100	345,000	246,700
3.25% convertible senior debentures, due 2035	977,500	625,600	977,500	703,800

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

(b)      There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. In an order dated November 9, 2006, a motion by defendants to transfer venue to the United States District Court for the Northern

District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. In the United States District Court for the Northern District of Illinois, the defendants renewed their motion to dismiss the Company’s antitrust claims on December 22, 2006, and on September 28, 2007 their motion was denied. On March 7, 2007, the Court entered a Minute Order setting a discovery schedule for the litigation. Fact discovery has been completed, and expert discovery is nearly completed. On June 20, 2008, the defendants filed a motion for summary judgment on all claims and the Company filed a motion for summary judgment on certain affirmative defenses asserted by the defendants. Oral argument was conducted on August 14, 2008. The Court reserved decision on both matters. On September 18, 2008, the Court granted defendants' motion for a continuance of the trial date and at a status conference on October 14, 2008 advised counsel that it anticipated setting a new trial date at a status conference which has been set for December 2, 2008.

As previously disclosed, the United States Attorney’s Office, District of Massachusetts is conducting an investigation relating to the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. Any actions resulting from this investigation could result in civil or criminal proceedings against the Company. The Company believes that it has complied with all applicable laws and regulations with respect to these matters.

On October 27, 2008, the U.S. District Court in Boston, Massachusetts (the “Court”) unsealed a qui tam complaint against the Company that was originally filed under seal with the Court on July 16, 2002. This action was brought by Deborah Maguire as a private party “qui tam relator” on behalf of the federal government and various state governments. On September 16, 2008, the U.S. Government filed a Notice that it is not intervening in the action at this time.

A qui tam action is always filed under seal. Before a qui tam action is unsealed, and typically following an investigation by the government initiated after the filing of the qui tam action, the government is required to notify the court of its decision whether to intervene in the action. The government could seek to intervene in this qui tam action in the future with permission from the Court. Where the government ultimately declines to intervene, the qui tam relators may continue to pursue the litigation at their own expense on behalf of the federal or state government and, if successful, would receive a portion of the government's recovery.

The action brought by Ms. Maguire alleges civil violations of the False Claims Act, 31 U.S.C. 3729 et seq. and various state false claims statutes based on allegations that the Company: submitted claims for name brand drugs when actually providing generic versions of the same drug to nursing homes; provided consultant pharmacist services to its customers at below-market rates to induce the referral of pharmaceutical business in violation of the Anti-Kickback Statute, 42 U.S.C. 1320a-7b; and accepted discounts from drug manufacturers in return for recommending that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute. The unsealed action seeks damages provided for in the Anti-Kickback Statute and applicable state statutes. The Company is also aware of five other qui tam complaints against the Company and other companies that have been filed with the Court and remain under seal.

The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group (see discussion of the UnitedHealth Group matter above), and (v) alleges that the Company failed to timely record certain special litigation reserves. The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case. Oral argument was held on September 18, 2008.

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

On August 4, 2005, CMS issued its final SNF PPS rule for fiscal year 2006. Under the rule, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. However, CMS estimated that the rule would have a slightly positive financial impact on SNFs in fiscal year 2006 because the $1.02 billion reduction from the expiration of the add-on payments would be more than offset by a $510 million increase in the nursing case-mix weight for all of the resource utilization group categories and a $530 million increase associated with various updates to the payment rates (including updates to the wage and market basket indexes), resulting in a $20 million overall increase in payments for fiscal year 2006. The new patient classification refinements became effective on January 1, 2006, and the market basket increase became effective October 1, 2005. On July 31, 2006, CMS issued the update to the SNF PPS rates for fiscal year 2007. Effective October 1, 2006, SNFs received the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million for fiscal year 2007. On August 3, 2007, CMS published its final SNF PPS update for fiscal year 2008. Effective October 1, 2007, SNFs received a 3.3 percent market basket increase, which increases Medicare payments to SNFs by approximately $690 million in fiscal year 2008. The final rule also includes several policy and payment provisions, including rebasing the market basket, which currently reflects data from fiscal 1997, to a base year of fiscal year 2004; revisions to the calculation of the SNF market basket (including revising the pharmacy component); changing the threshold for forecast error adjustments from the current 0.25 percentage point to 0.5 percentage point; and continuing a special adjustment made to cover the additional services required by nursing home residents with HIV/AIDS. On August 8, 2008, CMS published the Medicare SNF PPS final rule for fiscal year 2009, which includes a 3.4 percent inflation update that will increase overall payments to SNFs by $780 million. CMS did not adopt a provision included in its May 7, 2008 proposed rule to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006, which would have cut overall SNF PPS payments by $770 million in fiscal year 2009. The rule also addresses several SNF policy issues, including, among others, revisions to the Minimum Data Set, development of an integrated post-acute payment system, rehabilitative services in SNFs, and consolidated billing. While recent rulemakings have not decreased payments to SNFs, reimbursement changes could be adopted in the future that could have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, on February 8, 2006, the President signed into law the Deficit Reduction Act (“DRA”), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision is expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). On February 4, 2008, the Bush Administration released its fiscal year 2009 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $12.2 billion in fiscal year 2009 and $178 billion over five years. Among other things, the budget would provide no annual update for SNFs in 2009 through 2011 and a -0.65 percent adjustment to the update annually thereafter. In addition, the budget would apply a “sequester” of -0.4 percent to all Medicare provider payments when general fund contributions exceed 45 percent of program spending. The sequester order would increase each year by -0.4 percent until general revenue funding is brought back to 45 percent. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both SNFs and inpatient rehabilitation facilities. The Administration also proposes to achieve savings by issuing regulations to adjust for case mix distribution in the SNF payment system. CMS included this provision in its proposed SNF prospective payment system update for fiscal year 2009, released May 1, 2008, but CMS did not include this change in the August 8, 2008 final rule. In addition, the budget proposal would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Many provisions of the proposed Bush budget would require Congressional action to implement. Separately, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. While the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

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

Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans in the ordinary course. Moreover, we may, as appropriate, renegotiate agreements. Further, the proportion of our Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. Consequently, there can be no assurance that the reimbursement terms which currently apply to our Part D business will not change. In addition, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of September 30, 2008, copays outstanding from Part D Plans were approximately $22 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug benefit on our results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

On July 15, 2008, Congress enacted into law H.R. 6331, the "Medicare Improvements for Patients and Providers Act of 2008” (“MIPPA”), by overriding the President’s veto of the bill. The new law includes further reforms to the Part D program. Among other things, from and after January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan. Commencing January 1, 2009, the law also requires Part D Plan sponsors to update the prescription drug pricing data they use to pay pharmacies no less frequently than every seven days. The law also expands the number of Medicare beneficiaries who will be entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage, among other things. On September 18, 2008, CMS published final regulations implementing the MIPPA Part D provisions.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. Approximately 1% of our revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies were among the 10 categories of DMEPOS included in the first round of the competitive bidding program.

In mid-2007 CMS conducted a first round of bidding for these 10 DMEPOS product categories in 10 competitive bidding areas, and CMS began announcing winning bidders in March 2008. In light of concerns about implementation of the bidding program, including CMS’ disqualification of many bids based upon bidders’ submission of allegedly incomplete financial documentation and the potential adverse impact on beneficiary access to certain types of DMEPOS, Congress has, through the enactment into law on July 15, 2008 of MIPPA, terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay will be financed by reducing Medicare fee schedule payments for all items covered by round one bidding program by 9.5 percent nationwide beginning January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process, including requiring CMS to notify bidders about paperwork discrepancies and providing suppliers with an opportunity to submit proper documentation, and it requires contracting suppliers to disclose all subcontracting relationships to CMS. We intend to participate in the new bidding process for round one, and are assessing the potential impact of the fee schedule reductions on its business.

CMS requires all existing DMEPOS suppliers to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers have been subject to earlier accreditation deadlines. MIPPA codifies the requirement that all suppliers be accredited by September 30, 2009 and extends the accreditation requirement to companies that subcontract with contract suppliers under the competitive bidding program. We intend to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drug, based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19,

2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits will be delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date is April 14, 2008, it is subject to public comment. CMS also notes that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation. The final rule adopts the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, on July 15, 2008, Congress enacted into law, over the President’s veto, MIPPA. The new law delays the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevents CMS from publishing AMP data until October 1, 2009; until then, upper limits will continue to be determined under the pre-DRA rules. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business. Further, there can be no assurance that federal upper limit payments under pre-DRA rules, changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not adversely impact our business.

MIPPA also seeks to promote e-prescribing by providing incentive payments for physicians and other practitioners paid under the Medicare physician fee schedule who are "successful electronic prescribers." Specifically, successful electronic prescribers are to receive a 2 percent bonus during 2009 and 2010, a 1 percent bonus for 2011 and 2012 and a 0.5 percent bonus for 2013; practitioners who are not successful electronic prescribers are penalized by a 1 percent reduction from the current fee schedule in 2012, a 1.5 percent reduction in 2013, and thereafter a 2 percent reduction. The requirements for a practitioner to qualify as a successful electronic prescriber are to be specified by CMS, and may relate to either the submission of a minimum number of e-prescriptions under Medicare Part D, or to simply having a qualifying e-prescribing system and reporting whether it was used under an existing program for reporting certain physician quality measures for at least 50 percent of applicable encounters. Numerous details relating to this provision, including the timetable for adoption, will need to be specified by CMS. The Company is closely monitoring developments related to this initiative, and will seek to make available systems under which prescribers may submit prescriptions to the Company's pharmacies electronically so as to enable them to qualify for the incentive payments.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)      Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended September 30, 2008 is as follows (in thousands, except per share data):

Total Number
of Shares
			Purchased as	Maximum Number (or
			Part of	Approximate Dollar
			Publicly	Value) of Shares that
	Total Number	Average	Announced	May Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(a)	per Share	Programs	Programs
July 1 - 31, 2008	-	$-	-	$-
August 1 - 31, 2008	1	30.48	-	-
September 1 - 30, 2008	1	30.89	-	-
Total	2	$30.71	-	$-

(a)

During the third quarter of 2008, the Company purchased 2 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date: October 30, 2008	By:	/s/ David W. Froesel, Jr.
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