Form 10-K
period 2008-12-31
OMNICARE INC
filed 2009-02-26
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐ No ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2008) ($26.22 per share): $2,693,581,911.

As of January 30, 2009, the registrant had 118,479,067 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be held May 22, 2009, are incorporated by reference into Part III of this report. Definitive copies of Omnicare’s 2009 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2008 FORM 10-K ANNUAL REPORT

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. - BUSINESS

Background

Omnicare was formed in 1981. Today, Omnicare is a leading geriatric pharmaceutical services company. We are the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Our clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Omnicare provides its pharmacy services to long-term care facilities as well as chronic care and other settings comprising approximately 1,435,000 beds, including approximately 68,000 patients served by the patient assistance programs of its specialty pharmacy services business. The comparable number at December 31, 2007 was approximately 1,449,000 (including 57,000 specialty pharmacy patients). We provide our pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and in Canada at December 31, 2008. As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the United States. Omnicare’s pharmacy services also include distribution and patient assistance services for specialty pharmaceuticals. Omnicare’s contract research organization provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 30 countries worldwide.

We operate in two business segments. The Company’s primary line of business, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to SNFs, ALFs, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in these facilities. We also provide consultant pharmacist services, including evaluating monthly patient drug therapy, monitoring the drug distribution system within the nursing facility, assisting in compliance with state and federal regulations and providing proprietary clinical and health management programs. In addition, our Pharmacy Services segment provides a variety of other products and services, including intravenous medications and nutrition products (infusion therapy services), respiratory therapy services, medical supplies and equipment, clinical care planning and financial software information systems, electronic medical records systems, pharmaceutical informatics services, pharmacy benefit management services, retail and mail-order pharmacy services, pharmaceutical care management for hospice agencies and product support and distribution services for specialty pharmaceutical manufacturers. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs. Since 1989, we have been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents.

Additional information regarding acquisitions is presented at the “Acquisitions” note of the Notes to our 2008 Consolidated Financial Statements, included at Item 8 of this Filing. The Pharmacy Services segment has no operating locations outside of the U.S. and Canada. The Pharmacy Services segment comprised approximately 97% of the Company’s total net sales during each of the three years ended December 31, 2008, 2007 and 2006.

Our other business segment is contract research organization services (“CRO Services”). CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries. Our CRO Services segment provides support for the design of regulatory strategy and clinical development of pharmaceuticals by offering individual, multiple, or comprehensive and fully integrated services including clinical, quality assurance, data management, medical writing and regulatory support for our client’s drug development programs. As of December 31, 2008, our CRO Services segment operated in 30 countries around the world. The CRO Services segment comprised approximately 3% of the Company’s total net sales during each of the three years ended December 31, 2008, 2007 and 2006.

Financial information regarding our business segments is presented at the “Segment Information” note of the Notes to our 2008 Consolidated Financial Statements, included at Item 8 of this Filing.

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

Other Services. We provide clinical care plan, financial software and electronic medical records systems for long-term care facilities, as well as operational software systems for long-term care pharmacies. We provide comprehensive pharmaceutical care services for hospice patients. We also offer respiratory therapy products, durable medical equipment along with pharmacy benefit management, retail and mail-order pharmacy services, and distribution and product support services for specialty pharmaceuticals. We also have a pharmaceutical informatics service to capitalize on our unique geriatric pharmaceutical database, by providing a unique offering of Omnicare’s broad-based long-term care data to augment the pharmaceutical industry’s ability to monitor performance in the long-term care channel. We continue to review the expansion of these as well as other products and services that may further enhance the Company’s ability or that of its clients to provide quality healthcare services for their patients in a cost-effective manner.

Contract Research Organization

Our CRO Services segment provides comprehensive product development and research services globally to client companies in the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries. CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering individual, multiple, or comprehensive and fully integrated services including project management, clinical monitoring, quality assurance, data management, statistical analysis medical writing and regulatory support for our clients’ drug development programs. As of December 31, 2008, the CRO Services segment operated in 30 countries, including the U.S.

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

Our CRO Services segment reports backlog based on anticipated net revenue for services or projects, yet to be provided, that have been authorized by the customer through signed contracts, letter agreements and certain verbal commitments. Once work begins on a project, net revenue is recognized as the work is completed. Using this method of reporting backlog, at December 31, 2008, backlog was approximately $302.9 million, as compared with approximately $314.3 million at December 31, 2007. Backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be delayed or terminated by the customer, or indirectly delayed by regulatory authorities. Moreover, the scope of work can be increased or decreased during the course of a project.

Customers

At December 31, 2008, our Pharmacy Services segment served long-term care facilities and other chronic care and other settings comprising approximately 1,435,000 beds, including approximately 68,000 served by the patient assistance programs of its specialty pharmacy business, in 47 states in the U.S., the District of Columbia and in Canada.

Our CRO Services segment operates in 30 countries, including the U.S., and serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies, as well as smaller companies in the pharmaceutical, biotechnology, nutraceutical and medical device industries.

No single customer comprised more than 10% of consolidated revenues in 2008, 2007 or 2006.

Financial information with respect to geographic location is presented at the “Segment Information” note of the Notes to our 2008 Consolidated Financial Statements, included at Item 8 of this Filing.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At December 31, 2008, we had pharmacy licenses, or pending applications, for each pharmacy we operate. In addition, many states regulate out-of-state pharmacies as a condition to the delivery of prescription products to patients in their states. Our pharmacies hold the requisite licenses applicable in these states. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

Drug Pedigree Regulations. Federal and state laws impose “drug pedigree” regulations on wholesale distributors. These regulations, in certain circumstances, require the wholesale drug distributor to maintain, and provide to pharmacies, a history of the transactions in the chain of distribution of a given drug lot from the manufacturer to the pharmacy. Effective December 2006, the FDA has implemented pedigree regulations pursuant to the Prescription Drug Marketing Act of 1987, as amended by the Prescription Drug Marketing Act of 1992. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, enjoining the implementation of certain of the FDA pedigree regulations, in response to a case initiated by secondary distributors. On July 10, 2008, the federal Court of Appeals for the Second Circuit affirmed this injunction. We cannot predict the ultimate outcome of this legal proceeding. In addition to the FDA regulations, several states have either implemented or proposed drug pedigree regulations. We believe we are in compliance with federal and state regulations currently in effect. These regulations, however, may be interpreted in the future in a manner inconsistent with our interpretation and application. In addition, it is anticipated that additional states will enact drug pedigree requirements in the future.

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

Medicare and Medicaid. The long-term care pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent until 2006, Medicare. We had historically received reimbursement from the Medicaid and Medicare programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers. Effective January 1, 2006, Omnicare experienced a significant shift in payor mix as a result of the prescription drug benefit under Medicare Part D (“Part D”).

The table below represents our approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2008	2007	2006

Private pay, third-party and facilities (a)	44%	43%	43%
Federal Medicare program (Part D & Part B) (b)	42%	43%	42%
State Medicaid programs	10%	10%	12%
Other sources (c)	4%	4%	3%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies under Part B totaling 1% in each of the 2008, 2007 and 2006 years.

(c)	Includes our contract research organization.

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

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over, or who are disabled. The Medicare program currently consists of four parts: Medicare Part A, which covers, among other things, inpatient hospital, SNF, home healthcare and certain other types of healthcare services; Medicare Part B, which covers physicians’ services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; Medicare Part C, established by the Balanced Budget Act of 1997 (“BBA”), which generally allows beneficiaries to enroll in managed care programs instead of the traditional Medicare fee for service program; and Medicare Part D, established by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which established a prescription drug benefit that became effective on January 1, 2006 (discussed below).

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding reductions, all of which may adversely affect our business. Payments for pharmaceutical supplies and services under the Medicare and Medicaid programs may not continue to be based on current methodologies or remain comparable to present levels. In this regard, we may be subject to payment reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, numerous state governments are experiencing budgetary pressures that may result in Medicaid payment reductions and delays in payment to us or our customer nursing facilities.

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

In the final SNF PPS rule for fiscal year 2006 CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. The new patient classification refinements became effective on January 1, 2006. For fiscal year 2007, SNFs received the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million. For fiscal year 2008 SNFs received a 3.3 percent market basket increase, increasing Medicare payments to SNFs by approximately $690 million. On August 8, 2008, CMS published the Medicare SNF PPS final rule for fiscal year 2009, which included a 3.4 percent inflation update that increases overall payments to SNFs by $780 million. CMS did not adopt a provision included in its May 7, 2008 proposed rule to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006, which would have cut overall SNF PPS payments by $770 million in fiscal year 2009. The rule also addresses several SNF policy issues, including, among others, revisions to the Minimum Data Set, development of an integrated post-acute payment system, rehabilitative services in SNFs, and consolidated billing. While recent rulemakings have not decreased payments to SNFs, reimbursement changes could be adopted in the future that could have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, the Deficit Reduction Act (“DRA”), enacted in 2006, provided for reductions in net Medicare and Medicaid spending of approximately $11 billion over five years. Among other things, the legislation reduced Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision was expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). Separately, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. While the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included at Item 7 of this Filing.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

Under the Medicare Part D prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand-alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Effective January 1, 2006, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit, unless they elect to opt out of Part D coverage. Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs. In 2008, approximately 41% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who do not affirmatively enroll in a Part D Plan are automatically enrolled into a Prescription Drug Plan (“PDP”) by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region, unless they elect to opt out of Part D coverage. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. Also, dual eligibles who are qualifying covered retirees under an employer or union-sponsored qualified retiree prescription drug plan (plans which offer an alternative to Part D coverage, supported by federal subsidies to the plan sponsor) will be deemed to have not enrolled in a Part D Plan unless they affirmatively enroll in a Part D plan or contact CMS to indicate that they wish to be auto-enrolled. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and to offer an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. Moreover, the Company may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. In addition, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of December 31, 2008, copays outstanding from Part D Plans were approximately $19 million, relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct copays for dual eligibles and other low-income subsidy eligible beneficiaries. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D drug benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the Part D program, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that beginning in 2007, Part D sponsors must have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructed Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. The Company reported information specified by CMS with respect to rebates received by the Company for 2007 and the first quarter of 2008 to those Part D Plans which agreed to maintain the confidentiality of such information. On November 24, 2008, CMS announced that it is suspending collection of the long-term care pharmacy rebate data from Part D Plan sponsors for calendar years 2008 and 2009. Instead, CMS intends to collect different non-rebate information to focus plan attention on network pharmacy compliance and appropriate drug utilization management. The new data would include the number and the cost of formulary versus non-formulary drugs dispensed by each pharmacy (whether long-term care or non-long-term care) in the Part D Plan’s pharmacy network. CMS will test the proposed reporting requirements with a small number of Part D Plan sponsors prior to calendar year 2010, when the new reporting requirements will become effective. CMS also issued a memo on November 25, 2008 reminding Part D Plan sponsors of the requirement to (1) provide convenient access to network long-term care pharmacies to all of their enrollees residing in long-term care facilities, and (2) exclude payment for drugs that are covered under a Medicare Part A stay that would otherwise satisfy the definition of a Part D drug. The Company will continue to work with Part D Plan sponsors to ensure compliance with CMS’s evolving policies related to long-term care pharmacy services.

On July 15, 2008, Congress enacted into law H.R. 6331, the “Medicare Improvements for Patients and Providers Act of 2008” (“MIPPA”). The new law includes further reforms to the Part D program. Among other things, from and after January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan. Commencing January 1, 2009, the law also requires Part D Plan sponsors to update the prescription drug pricing data they use to pay pharmacies no less frequently than every seven days. The law also expands the number of Medicare beneficiaries who will be entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage, among other things. On September 18, 2008, CMS published final regulations implementing many of the MIPPA Part D provisions, and the agency published another interim final rule with comment period on January 16, 2009 implementing additional MIPPA provisions related to drug formularies and protected classes of drugs. Additional legislative proposals are pending before Congress that could further modify the Part D benefit, including proposals that could impact the payment available or pricing for drugs under Part D Plans. The Company cannot predict at this time whether such legislation will be enacted or the form any such legislation would take. The Company can make no assurances that future Part D legislation would not impact its business.

Moreover, CMS continues to issue guidance on and make other revisions to the Part D program. The Company is continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the Part D rules, future legislative changes, or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

In mid-2007, CMS conducted a first round of bidding for these 10 DMEPOS product categories in 10 competitive bidding areas, and CMS began announcing winning bidders in March 2008. In light of concerns about implementation of the bidding program, including CMS’ disqualification of many bids based upon bidders’ submission of allegedly incomplete financial documentation and the potential adverse impact on beneficiary access to certain types of DMEPOS, Congress has, through the enactment into law on July 15, 2008 of MIPPA, terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay will be financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide beginning January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process, including requiring CMS to notify bidders about paperwork discrepancies and providing suppliers with an opportunity to submit proper documentation, and it requires contracting suppliers to disclose all subcontracting relationships to CMS. CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009. The Company intends to participate in the new bidding process for round one, and is assessing the potential impact of the fee schedule reductions on its business.

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

On January 2, 2009, CMS published a final rule requiring certain Medicare DMEPOS suppliers to furnish CMS with a $50,000 surety bond, although the required bond amount will be higher for certain “high-risk” suppliers with previous adverse legal actions. A separate surety bond will be required for each National Provider Identifier obtained for DMEPOS billing purposes. CMS has adopted exceptions to the surety bond requirement for certain physicians and non-physician practitioners, orthotic and prosthetic personnel, physical and occupational therapists, and government-operated suppliers in limited circumstances. CMS did not establish exceptions from the bond requirement for pharmacies or for nursing facilities that bill for Medicare DMEPOS services provided to their own residents. Current suppliers must comply with the surety bond requirement by October 2, 2009, while new enrolling suppliers or suppliers seeking to change ownership after the effective date must meet this requirement by May 4, 2009. We intend to comply with the surety bond requirement by the applicable deadline.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drugs based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to NHs and ALFs (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date was April 14, 2008, it was subject to public comment. CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation. The final rule adopted the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, MIPPA delays the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevents CMS from publishing AMP data until October 1, 2009; until then, upper limits will continue to be determined under the pre-DRA rules. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. Further, there can be no assurance that federal upper limit payments under pre-DRA rules, changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not adversely impact the Company’s business.

MIPPA also seeks to promote e-prescribing by providing incentive payments for physicians and other practitioners paid under the Medicare physician fee schedule who are “successful electronic prescribers.” Specifically, successful electronic prescribers are to receive a 2 percent bonus during 2009 and 2010, a 1 percent bonus for 2011 and 2012 and a 0.5 percent bonus for 2013; practitioners who are not successful electronic prescribers are penalized by a 1 percent reduction from the current fee schedule in 2012, a 1.5 percent reduction in 2013, and thereafter a 2 percent reduction. CMS has announced that to be a successful electronic prescriber and to receive an incentive payment for the 2009 e-prescribing reporting year, an eligible professional must report, using a qualified e-prescribing system, one of three e-prescribing measures in at least 50% of the cases in which the measure is reportable by the eligible professional during 2009. CMS has issued detailed guidelines on the specifications for qualified e-prescribing systems. The Company is closely monitoring developments related to this initiative, and will seek to make available systems under which prescribers may submit prescriptions to the Company’s pharmacies electronically so as to enable them to qualify for the incentive payments.

Most recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information. The law also strengthens federal privacy and security provisions to protect personally-identifiable health information. In addition, the legislation increases Federal Medical Assistance Percentage (FMAP) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls. The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt. Omnicare is reviewing the new law and assessing the potential impact of the various provisions on the Company.

Two other recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. On June 30, 2008, President Bush signed into law a supplemental appropriations bill (P.L. 110-252) that imposes a moratorium on implementation of certain provisions of this rule until April 1, 2009.The American Recovery and Reinvestment Act of 2009 extends this moratorium until July 1, 2009. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206. The supplemental appropriations bill, P.L. 110-252, further extends the moratorium on implementation of the rule through April 1, 2009. The American Recovery and Reinvestment Act of 2009 expresses the sense of Congress that the Secretary of Health and Human Services should not promulgate the provider cost limit rule, citing a ruling by the United States District Court for the District of Columbia that the final rule was “improperly promulgated.”

Further, in order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on its business. Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products. There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows. Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect the Company’s business.

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

Health Information Privacy, Security and Transaction Practices. The Company, along with the healthcare industry in general, is impacted by federal legislation known as HIPAA. HIPAA mandates, among other things, that the Company comply with national standards for the exchange of health information in electronic form, in an effort to enhance the efficiency and simplify the administration of the healthcare system with respect to certain common healthcare transactions (the “Transaction Standards”). HIPAA requires the Company to establish and enforce privacy policies and procedures relating to its uses and disclosures of health information and to provide certain rights to individuals as to their personal health information (the “Privacy Standards”). HIPAA also requires the Company to adopt security practices and procedures for the physical, electronic and administrative safeguarding of health information (the “Security Standards”). The Company, along with most other health care providers and third party payors, has been required to comply with the Transaction Standards and the Privacy Standards since 2003, and with the Security Standards since 2005. While HIPAA ultimately is designed, in part, to reduce administrative expenses within the healthcare system, the law has resulted in some costly changes for the industry. The Company believes it is compliant with the Transaction Standards as to HIPAA-regulated electronic transactions, and is not experiencing any HIPAA-related claims processing problems. The Company has policies and procedures in place to adhere to the relevant organizational structure provisions of the Privacy Standards in order that the Company’s business units and divisions may use and disclose health information as permitted within the organization. In addition, the Company has implemented policies and procedures designed to comply with the other requirements of the Privacy Standards. As required by the Privacy Standards and the Security Standards, Omnicare has appointed a privacy and security officer. The Privacy Standards require healthcare providers like Omnicare, to provide a notice describing patient’s privacy rights and the Company’s privacy practices to all of the patients to whom we provide healthcare products or services and to provide patients certain rights as to their health information. Omnicare’s Employee Retirement Income Security Act health benefit plans are also subject to the applicable requirements of HIPAA in the course of plan operations. In January 2004, the federal government published a rule announcing the adoption of the National Provider Identifier (“NPI”) as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. Compliance with this rule was required as of May 23, 2007. The Company has obtained the NPIs for its locations as they have become due. In addition to HIPAA, the Company works to ensure that it adheres to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA. Such laws include, but are not limited to, laws that, in general terms, require organizations that maintain personal information of individuals, such as their social security numbers and driver’s license numbers, to notify each individual if their personal information is accessed or acquired by an unauthorized person. Significant penalties are provided by most states for violation of these laws. State and federal regulations designed to prevent or mitigate financial and medical identity theft are expected to increase and the Company will be required to comply. In addition, there can be no assurance that the loss or improper exposure of personal data by the Company will not adversely impact the business and prospects of the Company nor result in possible civil litigation by customers and affected individuals.

On January 16, 2009, HHS published a final rule adopting new code sets to be used by the public and private sectors for reporting diagnoses and inpatient procedures in health care transactions under HIPAA, effective October 1, 2013. Specifically, the rule adopts the International Classification of Diseases, Tenth Revision, Clinical Modification (“ICD-10-CM”) for diagnosis coding, and the International Classification of Diseases, Tenth Revision, Procedure Coding System (“ICD-10-PCS”) for inpatient hospital procedure coding. HHS expects adoption of the new code sets to support value-based purchasing, enhance payment accuracy, and result in significant savings to the health care system. The Company will need to modify its billing software and claims processing systems to accommodate these changes. The second final rule published January 16, 2009 adopts updated versions of the HIPAA standards for certain electronic health care transactions, including the pharmacy claims transactions standard. The rule also adopts a standard for Medicaid pharmacy subrogation transactions, a process through which State Medicaid agencies recoup payments for pharmacy services in cases where a third party payer has primary financial responsibility. The compliance date for implementing the pharmacy transaction standard and Medicaid pharmacy subrogation standard is January 1, 2012. The Company is assessing the impact of the new code sets and transaction standards on its operations.

The Federal Trade Commission (“FTC”) in conjunction with other federal agencies has published a Final Rule implementing provisions of the Fair and Accurate Credit Transactions Act of 2003 which required, among other things, that “creditors” with “covered accounts” implement a written plan to identify and detect indicators of identity theft (referred to in the FTC’s Final Rule as “red flags”) and to take steps to prevent or mitigate identity theft. The date for compliance with the Final Rule, originally November 1, 2008, was extended by the FTC to May 1, 2009. Civil monetary penalties can be assessed against a creditor who fails to comply with the Final Rule. Omnicare, like most health care providers, is a “creditor” within the meaning of the Final Rule and maintains “covered accounts”. The Company is in the process of establishing a plan to identify, detect and respond to indicators of identity theft from its information systems and expects to satisfy all the requirements of the Final Rule on or before the compliance deadline.

The scope of the Company’s operations involving health and other personal information is broad and the nature of those operations is complex. Although we believe the Company’s contract arrangements with healthcare payors and providers and our business practices are materially in compliance with applicable federal and state electronic transmission, privacy and security of health information laws, the requirements of these laws, including HIPAA, are complicated and are subject to interpretation. In addition, state regulation of matters also covered by HIPAA, especially the Privacy Standards, is increasing, and determining which state laws are preempted by HIPAA is a matter of interpretation. Failure to comply with HIPAA or similar state laws could subject the Company to loss of customers, litigation by or on behalf of individuals, denial of the right to conduct business, civil damages, fines, criminal penalties and other enforcement actions.

Moreover, the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, includes a number of provisions to strengthen federal privacy and security provisions to protect personally-identifiable health information. Among other things, the law applies HIPAA security provisions and penalties to business associates of covered entities; requires certain notifications in the event of a security breach involving protected health information; restricts certain unauthorized disclosures and sales of health information; clarifies treatment of certain marketing activities; and strengthens enforcement activities. Many of the implementation requirements associated with these provisions will be detailed in future regulations. The Company currently is assessing the potential impact of these new privacy and security provisions on its operations. Omnicare cannot predict at this time the costs associated with compliance, or the impact of the new requirements on the Company’s results of operations, cash flows or financial condition.

Compliance Program. The Office of Inspector General (“OIG”) has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. In addition, the Company and its operating units are subject in the ordinary course of business to audit, compliance, administrative and investigatory reviews by federal and state authorities covering various aspects of its business. In 1998, Omnicare voluntarily adopted a compliance program to assist us in complying with applicable government regulations, and the Company continues to maintain and support its compliance program. In 2006, the Company entered into two corporate integrity agreements each requiring, among other things, that the Company maintain its compliance program in accordance with the terms of the agreement.

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

Employees

At December 31, 2008, we employed approximately 17,200 persons (including approximately 1,800 part-time employees), of which approximately 16,550 are located within, and approximately 650 outside of, the U.S.

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

We also post on our Corporate Web site the following corporate governance documents and committee charters:

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Code of Ethics for the CEO and Senior Financial Officers

•	Audit Committee Charter

•	Compensation and Incentive Committee Charter

•	Executive Committee Charter

•	Nominating and Governance Committee Charter

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

Historically, prior to Part D, approximately one-half of our pharmacy services billings were directly reimbursed by government sponsored programs (including Medicaid and, to a lesser extent, Medicare). Beginning January 1, 2006, the prescription drug benefit under Part D became effective. As a result, we experienced a shift in payor mix (as a % of annual sales) in 2006, such that payments under Part D now represent approximately 41% of total Company revenues for the year ended December 31, 2008. In particular, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including the nursing home residents we serve whose drug costs were previously covered by state Medicaid programs, now have their outpatient prescription drug costs covered by the Medicare drug benefit. In 2005, the year immediately preceding Part D, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs. Under the Part D benefit, payment is determined in accordance with the agreements we have negotiated with the Part D Plans. The remainder of our billings are paid or reimbursed by individual residents, long-term care facilities and other third party payors, including private insurers. A portion of these revenues also are indirectly dependent on government programs.

The table below represents our approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2008	2007	2006

Private pay, third-party and facilities (a)	44%	43%	43%
Federal Medicare program (Part D & Part B) (b)	42%	43%	42%
State Medicaid programs	10%	10%	12%
Other sources (c)	4%	4%	3%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies under Part B totaling 1% in each of the 2008, 2007 and 2006 years.

(c)	Includes our contract research organization.

The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, of us and/or our client facilities to comply with applicable regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs. As previously disclosed in “Government Regulation” at Item 1 of this Filing, our client long-term care facilities are required to be certified to be in compliance with requirements pertaining to participation in the Medicare and Medicaid programs. Facilities are surveyed for compliance with these program requirements. On December 18, 2006, CMS issued final updated Guidance to Surveyors on Long Term Care regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The guidelines expanded the areas and detail in which surveyors assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility. While the Company has extensive policies and procedures involving the provisions of pharmacy services and consulting pharmacist service to long-term care facilities, there can be no assurance that the increased requirements and the enhanced focus on pharmacy services by government surveyors will not have an adverse impact on the Company’s clients or on the Company’s businesses. In addition, our failure to comply with applicable Medicare and Medicaid regulations could subject us to other penalties.

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

In recent years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers. The BBA mandated a PPS for Medicare-eligible residents of SNFs. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS initially resulted in a significant reduction of reimbursement to SNFs. Congress subsequently sought to restore some of the reductions in reimbursement resulting from PPS. One provision gave SNFs a temporary rate increase for certain specific high-acuity patients beginning April 1, 2000, and ending when CMS implemented a refined patient classification system under PPS. For several years, CMS did not implement such refinements, thus continuing the additional rate increase for certain high-acuity patients through federal fiscal year 2005.

In the SNF PPS rule for fiscal year 2006, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. The new patient classification refinements became effective on January 1, 2006. For fiscal year 2007, SNFs received the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million. For fiscal year 2008, SNFs received a 3.3 percent market basket increase, increasing Medicare payments to SNFs by approximately $690 million. On August 8, 2008, CMS published the Medicare SNF PPS final rule for fiscal year 2009, which includes a 3.4 percent inflation update that increases overall payments to SNFs by $780 million. CMS did not adopt a provision included in its May 7, 2008 proposed rule to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006, which would have cut overall SNF PPS payments by $770 million in fiscal year 2009. The rule also addresses several SNF policy issues, including, among others, revisions to the Minimum Data Set, development of an integrated post-acute payment system, rehabilitative services in SNFs, and consolidated billing. While recent rulemakings have not decreased payments to SNFs, reimbursement changes could be adopted in the future that could have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, the DRA, enacted in 2006, provided for reductions in net Medicare and Medicaid spending of approximately $11 billion over five years. Among other things, the legislation reduced Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision was expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). Separately, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. While the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

In December 2003, Congress enacted the MMA which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

Under the Medicare Part D prescription drug benefit, Medicare beneficiaries may enroll in Part D Plans. Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Effective January 1, 2006, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit, unless they elect to opt out of Part D coverage. Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs. In 2008, approximately 41% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who do not affirmatively enroll in a Part D Plan are automatically enrolled into a PDP by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region unless they elect to opt out of Part D coverage. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. Also, dual eligibles who are qualifying covered retirees under an employer or union-sponsored qualified retiree prescription drug plan (plans which offer an alternative to Part D coverage supported by federal subsidies to the plan sponsor) will be deemed to have elected not to enroll in a Part D plan, unless they affirmatively enroll in a Part D plan or contact CMS to indicate they wish to be auto-enrolled. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and to offer an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the Part D final rule, effective January 1, 2006, we obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans in the ordinary course. Moreover, we may, as appropriate, renegotiate agreements. Further, the proportion of our Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. Consequently, there can be no assurance that the reimbursement terms which currently apply to our Part D business will not change. In addition, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of December 31, 2008, copays outstanding from Part D Plans were approximately $19 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct co-pays for dual eligibles, and other low-income subsidy eligible beneficiaries. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D Drug benefit on our results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the Part D program, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that beginning in 2007, Part D sponsors must have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructed Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. The Company reported information specified by CMS with respect to rebates received by the Company for 2007 and the first quarter of 2008 to those Part D Plans which agreed to maintain the confidentiality of such information. On November 24, 2008, CMS announced that it is suspending collection of the long-term care pharmacy rebate data from Part D Plan sponsors for calendar years 2008 and 2009. Instead, CMS intends to collect different non-rebate information to focus plan attention on network pharmacy compliance and appropriate drug utilization management. The new data would include the number and the cost of formulary versus non-formulary drugs dispensed by each pharmacy (whether long-term care or non-long-term care) in the Part D Plan’s pharmacy network. CMS will test the proposed reporting requirements with a small number of Part D Plan sponsors prior to calendar year 2010, when the new reporting requirements will become effective. CMS also issued a memo on November 25, 2008 reminding Part D Plan sponsors of the requirement to (1) provide convenient access to network long-term care pharmacies to all of their enrollees residing in long-term care facilities, and (2) exclude payment for drugs that are covered under a Medicare Part A stay that would otherwise satisfy the definition of a Part D drug. The Company will continue to work with Part D Plan sponsors to ensure compliance with CMS’s evolving policies related to long-term care pharmacy services.

On July 15, 2008, Congress enacted into law MIPPA. The new law includes further reforms to the Part D program. Among other things, from and after January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan. Commencing January 1, 2009, the law also requires Part D Plan sponsors to update the prescription drug pricing data they use to pay pharmacies no less frequently than every seven days. The law also expands the number of Medicare beneficiaries who will be entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage, among other things. On September 18, 2008, CMS published final regulations implementing many of the MIPPA Part D provisions, and the agency published another interim final rule with comment period on January 16, 2009 implementing additional MIPPA provisions related to drug formularies and protected classes of drugs. Additional legislative proposals are pending before Congress that could further modify the Part D benefit, including proposals that could impact the payment available or pricing for drugs under Part D Plans. We cannot predict at this time whether such legislation will be enacted or the form any such legislation would take. We can make no assurances that future Part D legislation would not impact our business.

Moreover, CMS continues to issue guidance on and make revisions to the Part D program. We are continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the Part D rules, future legislative changes, or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of DMEPOS under Medicare Part B. Approximately 1% of our revenue is derived from beneficiaries covered under Medicare Part B. The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements. On April 10, 2007, CMS issued a final rule establishing the Medicare competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies were among the 10 categories of DMEPOS included in the first round of the competitive bidding program.

In mid-2007, CMS conducted a first round of bidding for these 10 DMEPOS product categories in 10 competitive bidding areas, and CMS began announcing winning bidders in March 2008. In light of concerns about implementation of the bidding program, including CMS’ disqualification of many bids based upon bidders’ submission of allegedly incomplete financial documentation and the potential adverse impact on beneficiary access to certain types of DMEPOS, Congress has, through the enactment into law on July 15, 2008 of MIPPA, terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay will be financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide beginning January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process, including requiring CMS to notify bidders about paperwork discrepancies and providing suppliers with an opportunity to submit proper documentation, and it requires contracting suppliers to disclose all subcontracting relationships to CMS. CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009. We intend to participate in the new bidding process for round one, and are assessing the potential impact of the fee schedule reductions on its business.

CMS requires all existing DMEPOS to submit proof of accreditation by a deemed accreditation organization by September 30, 2009, although suppliers in the competitive bidding regions and new suppliers have been subject to earlier accreditation deadlines. MIPPA codifies the requirement that all suppliers be accredited by September 30, 2009 and extends the accreditation requirement to companies that subcontract with contract suppliers under the competitive bidding program. We intend to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

On January 2, 2009, CMS published a final rule requiring certain Medicare DMEPOS suppliers to furnish CMS with a $50,000 surety bond, although the required bond amount will be higher for certain “high-risk” suppliers with previous adverse legal actions. A separate surety bond will be required for each National Provider Identifier obtained for DMEPOS billing purposes. CMS has adopted exceptions to the surety bond requirement for certain physicians and nonphysician practitioners, orthotic and prosthetic personnel, physical and occupational therapists, and government-operated suppliers in limited circumstances. CMS did not establish exceptions from the bond requirement for pharmacies or for nursing facilities that bill for Medicare DMEPOS services provided to their own residents. Current suppliers must comply with the surety bond requirement by October 2, 2009, while new enrolling suppliers or suppliers seeking to change ownership after the effective date must meet this requirement by May 4, 2009. The Company intends to comply with the surety bond requirement by the applicable deadline.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drug based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to NHs and ALFs (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date was April 14, 2008, it is subject to public comment. CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation. The final rule adopted the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, MIPPA delays the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevents CMS from publishing AMP data until October 1, 2009; until then, upper limits will continue to be determined under the pre-DRA rules. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business. Further, there can be no assurance that federal upper limit payments under pre-DRA rules, changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not adversely impact our business.

MIPPA also seeks to promote e-prescribing by providing incentive payments for physicians and other practitioners paid under the Medicare physician fee schedule who are “successful electronic prescribers.” Specifically, successful electronic prescribers are to receive a 2 percent bonus during 2009 and 2010, a 1 percent bonus for 2011 and 2012 and a 0.5 percent bonus for 2013; practitioners who are not successful electronic prescribers are penalized by a 1 percent reduction from the current fee schedule in 2012, a 1.5 percent reduction in 2013, and thereafter a 2 percent reduction. CMS has announced that to be a successful electronic prescriber and to receive an incentive payment for the 2009 e-prescribing reporting year, an eligible professional must report, using a qualified e-prescribing system, one of three e-prescribing measures in at least 50% of the cases in which the measure is reportable by the eligible professional during 2009. CMS has issued detailed guidelines on the specifications for qualified e-prescribing systems. The Company is closely monitoring developments related to this initiative, and will seek to make available systems under which prescribers may submit prescriptions to the Company’s pharmacies electronically so as to enable them to qualify for the incentive payments.

Most recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information. The law also strengthens federal privacy and security provisions to protect personally-identifiable health information. In addition, the legislation increases Federal Medical Assistance Percentage (FMAP) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls. The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt. Omnicare is reviewing the new law and assessing the potential impact of the various provisions on the Company.

Two other recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. On June 30, 2008, President Bush signed into law a supplemental appropriations bill (P.L. 110-252) that imposes a moratorium on implementation of certain provisions of this rule until April 1, 2009. The American Recovery and Reinvestment Act of 2009 extends this moratorium until July 1, 2009. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206. The supplemental appropriations bill, P.L. 110-252, further extends the moratorium on implementation of the rule through April 1, 2009. The American Recovery and Reinvestment Act of 2009 expresses the sense of Congress that the Secretary of Health and Human Services should not promulgate the provider cost limit rule, citing a ruling by the United States District Court for the District of Columbia that the final rule was “improperly promulgated.”

Further, in order to rein in healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. Further, we receive discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products. There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that we receive from manufacturers, or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on our overall consolidated results of operations, financial position or cash flows. Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect our business.

Changes in the use of the average wholesale price as a benchmark from which pricing in the pharmaceutical industry is negotiated could adversely affect the Company.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements, however on January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlements, and after hearing various objections to the proposed settlements indicated that it would not approve the settlements as proposed. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees. On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class. First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the mark-up on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span). During June and July, 2008, the Court granted preliminary approval to the revised settlements and approved the process for class notification. On December 17, 2008, the Court held a hearing on the plaintiffs’ motion for final approval of the two proposed settlements, but did not grant such approval, and asked the parties to submit certain additional information. Additional pleadings have been filed in the case and an additional hearing on certain issues was held on January 27, 2009, but the Court has not yet ruled on the motion or scheduled a further hearing with respect to final approval of the proposed settlements.

The Company is monitoring these cases for further developments and evaluating potential implications and/or actions that may be required, including any adverse effect on the Company’s reimbursement for drugs and biologicals and any actions that may be taken to offset or otherwise mitigate such impact. There can be no assurance, however, that the First DataBank and Medi-Span settlements, if approved, or actions, if any, by the government or private health insurance programs relating to AWP would not have an adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company.

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

Federal and state laws that protect patient health and other personal information may increase our costs and limit our ability to collect and use that information.

Our Company and the healthcare industry generally are required to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. Many states have similar laws with which the Company is also required to comply. HIPAA requires the Department of Health and Human Services (“HHS”) to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“Transaction Standards”); privacy of individually identifiable healthcare information (“Privacy Standards”); and security (“Security Standards”), as well as standards for unique identifiers for providers, employers, health plans and individuals; and for governmental enforcement of the requirements of HIPAA. In many of our operations, we are a healthcare provider, a “covered entity” under HIPAA, and therefore required to comply in our operations with these standards and subject to significant civil and criminal penalties for failure to do so. In addition, such failure to comply could result in loss of customers and/or contractual liability to our customers. We also provide services to customers that are healthcare providers themselves and we are required to provide satisfactory written assurances to those customers, in the form of contractual agreements, that we will provide our services in accordance with the requirements of the Privacy and Security Standards. Failure to comply with these contractual agreements could lead to loss of customers, contractual liability to our customers, or, because we are also a covered entity under HIPAA, direct action by the federal government, including penalties. We believe that we are compliant with the HIPAA Transaction Standards, the Privacy Standards and the Security Standards, as each is currently in effect. In addition, in January 2004, CMS published a rule announcing the adoption of the National Provider Identifier (“NPI”) as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. We have obtained the NPIs for our locations as they have become due. On January 16, 2009, HHS published two rules (1) adopting new code sets to be used by the public and private sectors for reporting diagnoses and inpatient procedures in health care transactions under HIPAA, effective October 1, 2013; and (2) adopting updated versions of the HIPAA standards for certain electronic health care transactions, including the pharmacy claims transactions standard, effective January 1, 2012. We are assessing the impact of the new code sets and transaction standards on our operations. We believe we fully comply with HIPAA and similar state requirements; however, at this time we cannot estimate if future changes, if any, to the cost of compliance of the HIPAA and similar state standards will result in an adverse effect on our operations or profitability, or that of our customers.

Like most health care providers, Omnicare maintains personal information of or concerning its patients. Such information, which has common elements with health information regulated under HIPAA and state medical privacy laws but is not identical to health information, is subject to increasing state and federal regulation designed to prevent or mitigate the effects of financial identity theft, defined as wrongfully gaining credit or other financial benefit using another’s financial identity, and medical identity theft, defined as wrongfully obtaining medical care using another’s insurance coverage identity. Laws of most states in which the Company operates require that individuals be notified of a breach of the security of their personal information, so that they can take steps to protect themselves from identity theft. The Company expects this expansion of the scope of security breach notification laws to continue at the state and possibly the federal levels. Moreover, the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, includes a number of provisions to strengthen federal privacy and security provisions to protect personally-identifiable health information. Among other things, the law applies HIPAA security provisions and penalties to business associates of covered entities; requires certain notifications in the event of a security breach involving protected health information; restricts certain unauthorized disclosures and sales of health information; clarifies treatment of certain marketing activities; and strengthens enforcement activities. Many of the implementation requirements associated with these provisions will be detailed in future regulations. The Company currently is assessing the potential impact of these new privacy and security provisions on its operations. Omnicare cannot predict at this time the costs associated with compliance, or the impact of the new requirements on the Company’s results of operations, cash flows or financial condition.

Like most health care providers, the Company is required by the Federal Trade Commission to have in place, by May 1, 2009, a written plan to identify and detect indications of identity theft (so-called “red flags”) and to respond appropriately to prevent and mitigate identity theft. Implementation of systems within the Company to comply with these laws and operational compliance carries with it costs and administrative burdens. Failure to comply carries with it the risk of significant penalties and sanctions from regulatory authorities as well as possible civil litigation from affected individuals or the facilities in which they reside. Further, there can be no assurance that improper exposure of personal information of the individuals it serves to third parties will not have an adverse impact on the business and prospects of the Company.

Omnicare has substantial outstanding debt and could incur more debt in the future. Any failure to meet its debt obligations would adversely affect Omnicare’s business and financial condition.

At December 31, 2008, Omnicare’s total consolidated long-term debt (including current maturities) accounted for approximately 44.4% of its total capitalization. In addition, Omnicare and its subsidiaries may be able to incur substantial additional debt in the future. The instruments governing Omnicare’s current indebtedness contain restrictions on Omnicare’s incurrence of additional debt. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, Omnicare could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions. Moreover, these restrictions do not prevent Omnicare from incurring obligations that do not constitute debt under the governing documents.

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

ITEM 1B. - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. - PROPERTIES

We have facilities including offices, distribution centers, warehouses and other key operating facilities (e.g., institutional pharmacies, etc.) in various locations within and outside of the U.S. As of December 31, 2008, we operated a total of 239 facilities, 8 of which we owned, while the remaining were leased. The owned facilities are held in fee and are not subject to any material encumbrance. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

U.S. State/Country	Pharmacy Services Facilities	CRO Services Facilities	Corporate Facilities	Total Facilities	Total Square Footage

Alabama	2			2	16,949
Arizona	4			4	32,546
Arkansas	2			2	22,800
California	12	2		14	269,990
Colorado	3			3	25,199
Connecticut	2			2	69,700
District of Columbia			1	1	1,073
Florida	8		1	9	121,769
Georgia	2	1		3	28,220
Idaho	1			1	4,826
Illinois	8			8	203,096
Indiana	4			4	127,924
Iowa	7			7	43,999
Kansas	1			1	9,809
Kentucky	6		2	8	377,822
Louisiana	3			3	29,867
Maine	2			2	20,613
Maryland	15			15	245,852
Massachusetts	3			3	43,865
Michigan	5			5	74,947
Minnesota	1			1	28,255
Mississippi	1			1	4,175
Missouri	6			6	113,569
Montana	1			1	3,500
Nebraska	1			1	9,772
Nevada	2			2	26,863
New Hampshire	1			1	22,400
New Jersey	5			5	98,806
New Mexico	1			1	9,454
New York	9	1		10	173,298
North Carolina	6			6	72,783
Ohio	14			14	360,535

U.S. State/Country	Pharmacy Services Facilities	CRO Services Facilities	Corporate Facilities	Total Facilities	Total Square Footage

Oklahoma	2			2	46,405
Oregon	2			2	36,409
Pennsylvania	12	1		13	541,078
Rhode Island	1			1	21,600
South Carolina	4			4	53,188
South Dakota	1			1	8,960
Tennessee	3			3	100,184
Texas	12			12	95,497
Utah	3			3	48,306
Vermont	1			1	5,000
Virginia	10			10	117,320
Washington	11			11	81,533
West Virginia	3			3	27,260
Wisconsin	5			5	86,619

Argentina		1		1	4,930
Australia		1		1	4,079
Belgium		1		1	4,251
Canada	1	1		2	2,908
China		2		2	3,260
Czech Republic		1		1	2,723
France		1		1	4,871
Germany		3		3	49,536
Hungary		1		1	2,013
India		1		1	10,100
Japan		1		1	744
Poland		1		1	2,577
Russia		1		1	1,841
Singapore		1		1	2,260
Spain		1		1	1,346
Sweden		1		1	452
Taiwan		1		1	890
United Kingdom		1		1	9,590

	209	26	4	239	4,072,006

ITEM 3. - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. In an order dated November 9, 2006, a motion by defendants to transfer venue to the United States District Court for the Northern District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. On January 16, 2009 the United States District Court for the Northern District of Illinois granted a motion for summary judgment filed by the defendants. On January 21, 2009, the Company filed a Notice of Appeal of the judgment and the related orders to the Seventh Circuit Court of Appeals. The Company intends to pursue the appeal vigorously and seek reversal of the judgment and the lower court’s orders.

As previously disclosed, the United States Attorney’s Office, District of Massachusetts is conducting an investigation relating to the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. Any actions resulting from this investigation could result in civil or criminal proceedings against the Company. The Company believes that it has complied with all applicable laws and regulations with respect to these matters. Omnicare has recorded a special litigation charge of $40 million pretax in its financial results for the fourth quarter and full year ended December 31, 2008 to establish a settlement reserve in connection with this litigation. This special litigation charge relates to the Company’s estimate of potential settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter.

On October 27, 2008, the U.S. District Court in Boston, Massachusetts unsealed a qui tam complaint against the Company that was originally filed under seal with the court on July 16, 2002. This action was brought by Deborah Maguire as a private party “qui tam relator” on behalf of the federal government and various state governments. On September 16, 2008, the U.S. Government filed a Notice that it is not intervening in the action at this time.

A qui tam action is always filed under seal. Before a qui tam action is unsealed, and typically following an investigation by the government initiated after the filing of the qui tam action, the government is required to notify the court of its decision whether to intervene in the action. The government could seek to intervene in this qui tam action in the future with permission from the court. Where the government ultimately declines to intervene, the qui tam relators may continue to pursue the litigation at their own expense on behalf of the federal or state government and, if successful, would receive a portion of the government’s recovery.

The action brought by Ms. Maguire alleges civil violations of the False Claims Act, 31 U.S.C. (S) 3729 et seq. and various state false claims statutes based on allegations that the Company: submitted claims for name brand drugs when actually providing generic versions of the same drug to nursing homes; provided consultant pharmacist services to its customers at below-market rates to induce the referral of pharmaceutical business in violation of the Anti-Kickback Statute, 42 U.S.C. 1320a-7b; and accepted discounts from drug manufacturers in return for recommending that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute. The unsealed action seeks damages provided for in the False Claims Act and applicable state statutes.

In addition, on October 30 and 31, 2008, Omnicare was provided with copies of two complaints against Omnicare and other defendants that were previously filed under seal with the U.S. District Court in Boston, Massachusetts. One complaint was brought by Bernard Lisitza, and the other by David Kammerer, both as private party “qui tam relators” on behalf of the federal government and various state governments. The U.S. Government has notified the court that it is not intervening in these actions at this time.

The action brought by Mr. Kammerer alleges civil violations of the False Claims Act, 31 U.S.C. (S) 3729 et seq. and various state statutes based on allegations that Omnicare accepted rebates, post-purchase discounts, grants and other forms of remuneration from drug manufacturers in return for purchasing pharmaceuticals from those manufacturers and taking steps to increase the purchase of those manufacturers’ drugs in violation of the Anti-Kickback Statute, 42 U.S.C. (S) 1320a-7b and applicable state statutes. The action brought by Mr. Lisitza alleges civil violations of the False Claims Act and various state statutes based on allegations that Omnicare: accepted rebates from drug manufacturers in return for recommending to physicians that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute and applicable state statutes; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; and substituted certain pharmaceuticals without physician authorization. The unsealed actions seek damages provided for in the False Claims Act and applicable state statutes.

In addition to the unsealed qui tam actions described above, the Company is aware of two other qui tam complaints against it and other companies that have been filed with the U.S. District Court in Boston, Massachusetts and remain under seal.

The Company believes that all of the allegations described above are without merit and intends to vigorously defend itself in these actions if pursued.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers of the Company at the time of this Filing are as follows:

Name	Age	Office(1)	First Elected to Present Office

Joel F. Gemunder	69	President and Chief Executive Officer(2)	May 20, 1981

Patrick E. Keefe	63	Executive Vice President and Chief Operating Officer(3)	January 16, 2007

W. Gary Erwin	56	Senior Vice President - Professional Services(5)	September 28, 2006

Leo P. Finn III	50	Senior Vice President - Strategic Planning and Development(4)	August 15, 2005

David W. Froesel, Jr.	57	Senior Vice President and Chief Financial Officer	March 4, 1996

Cheryl D. Hodges	56	Senior Vice President and Secretary	February 8, 1994

Mark G. Kobasuk	51	Vice President - General Counsel(6)	June 20, 2006

Jeffrey M. Stamps	49	Vice President and Senior Vice President - Field Operations / Director of Field Operations(7)	February 27, 2007

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.

(2)	Mr. Gemunder was appointed Chief Executive Officer of the Company on May 21, 2001, having served as the President and a principal executive officer of the Company since 1981.

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

PART II

ITEM 5. - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2008 and 2007.

	2008		2007

	High	Low	High	Low

First Quarter	$24.79	$15.59	$44.59	$38.00
Second Quarter	$26.32	$18.18	$41.40	$33.17
Third Quarter	$32.61	$24.03	$37.31	$29.30
Fourth Quarter	$29.09	$19.71	$35.11	$22.18

The number of holders of record of our Common Stock on January 31, 2009 was 2,379. This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Stock Performance Graph

The following graph compares the cumulative total return for the last five years on a $100 investment (assuming dividend reinvestment) on December 31, 2003 in each of the Common Stock of the Company, the Standard & Poor’s 500 Stock Index and the S&P 500 Health Care Index.

	December 31,

	2003	2004	2005	2006	2007	2008

Omnicare, Inc.	$100.00	$85.93	$142.29	$96.26	$57.00	$69.62
S&P 500	100.00	110.87	116.30	134.66	142.07	89.51
S&P 500 Health Care Index	100.00	101.68	108.25	116.38	124.89	96.37

Dividends

On February 12, 2009, the Board of Directors approved a quarterly cash dividend of $0.0225, for an indicated annual rate of $0.09 per common share for 2009, which is consistent with annual dividends paid per common share for the 2008 and 2007 years. It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, there can be no assurances as future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.

Stock Repurchases

A summary of Omnicare’s repurchases of the Company’s common stock during the quarter ended December 31, 2008 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2008	0	$—	—	—
November 1 - 30, 2008	22	26.77	—	—
December 1 - 31, 2008	21	27.22	—	—

Total	43	$26.99	—	—

(a)

During the fourth quarter of 2008, the Company purchased 43 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

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

Five-Year Summary of Selected Financial Data

Omnicare, Inc. and Subsidiary Companies
(in thousands, except per share data)

	For the years ended and at December 31,

	2008	2007	2006	2005	2004

INCOME STATEMENT DATA:(a)(b)

Net sales (c)	$6,310,607	$6,220,010	$6,492,993	$5,292,782	$4,119,891

Net income	$156,108	$114,056	$183,572	$226,491	$236,011

Earnings per common share data:
Basic	$1.33	$0.96	$1.55	$2.19	$2.29

Diluted	$1.32	$0.94	$1.50	$2.10	$2.17

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.09

Weighted average number of common shares outstanding:
Basic	117,466	119,380	118,480	103,551	103,238

Diluted	118,313	121,258	122,536	108,804	112,819

BALANCE SHEET DATA (at end of period):(a)

Cash and cash equivalents	$215,090	$274,448	$138,034	$215,421	$84,169
Working capital (current assets less current liabilities)	1,730,904	1,803,990	1,872,427	1,360,391	1,082,297
Goodwill	4,252,906	4,342,169	4,225,011	4,029,482	2,003,223
Total assets	7,459,718	7,593,779	7,398,471	7,157,405	3,899,181
Long-term debt (excluding current portion), net of swap(d)	2,731,163	2,820,751	2,955,120	2,719,392	1,234,067
Stockholders’ equity(d)	3,421,384	3,291,703	3,163,451	2,942,046	1,927,108

OTHER FINANCIAL DATA:(a)
Net cash flows from operating activities	$438,197	$505,529	$108,520	$263,539	$168,858
EBITDA(e)	511,863	455,346	599,991	601,951	498,732
Net cash flows used by investing activities	(285,293)	(196,888)	(126,872)	(2,646,103)	(415,973)
Capital expenditures(f)	(61,113)	(45,270)	(31,251)	(24,239)	(17,926)
Net cash flows from financing activities	(209,066)	(175,139)	(60,114)	2,514,759	144,442

See the related notes to Five-Year Summary of Selected Financial Data on the following pages.

(a)

Omnicare, Inc. (“Omnicare” or the “Company”) has had an active acquisition program in effect since 1989. See the “Acquisitions” note of the Notes to Consolidated Financial Statements for additional information concerning acquisitions that impact the comparability of our results.

(b)	The following aftertax charges are included in net income for the years ended December 31 (in thousands):

	2008		2007		2006		2005		2004

Call premium and write-off of unamortized debt issuance costs	$—		$—		$—		$20,364	(1)	$—
Restructuring and other related charges	21,871	(2)	17,300	(2)	18,758	(2)	11,760	(2)	—
Litigation and other related professional fees	68,724	(3)	26,380	(3)	100,507	(3)	—		—
Heartland matters	3,940	(3)	10,669	(3)	21,232	(3)	—		—
Other expense	—		—		3,918	(2)	—		—

Total	$94,535		$54,349		$144,415		$32,124		$—

(1)	See the “Debt” note of the Notes to Consolidated Financial Statements.

(2)	See the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

(3)	See the “Commitments and Contingencies” note of the Notes to the Consolidated Financial Statements.

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

(e)

“EBITDA” represents earnings before interest (net of investment income), income taxes, depreciation and amortization. Omnicare uses EBITDA primarily as an indicator of the Company’s ability to service its debt, and believes that certain investors find EBITDA to be a useful financial measure for the same purpose. However, EBITDA does not represent net cash flows from operating activities, as defined by United States Generally Accepted Accounting Principles (“U.S. GAAP”), and should not be considered as a substitute for operating cash flows as a measure of liquidity. Omnicare’s calculation of EBITDA may differ from the calculation of EBITDA by others. The following is a reconciliation of EBITDA to net cash flows from operating activities for the years ended December 31 (in thousands):

	2008	2007	2006	2005	2004

EBITDA	$511,863	$455,346	$599,991	$601,951	$498,732
(Subtract)/add:
Interest expense, net of investment income	(134,268)	(155,445)	(159,830)	(159,823)	(67,237)
Income tax provision	(104,079)	(72,442)	(136,924)	(135,315)	(139,188)
Changes in assets and liabilities, net of effects from acquisition of businesses	98,032	236,861	(276,319)	(153,554)	(181,603)
Deferred tax provision	66,649	41,209	81,602	110,280	58,154

Net cash flows from operating activities	$438,197	$505,529	$108,520	$263,539	$168,858

(f)	Primarily represents the purchase of computer equipment and software; machinery and equipment; and furniture, fixtures and leasehold improvements.

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

Overview of 2008 and Consolidated Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. At December 31, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,435,000 beds, including approximately 68,000 patients served by the patient assistance programs of its specialty pharmacy services business. The comparable number at December 31, 2007 was approximately 1,449,000 (including 57,000 patients served by patient assistance programs). Omnicare provides its pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2008. Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 30 countries worldwide. For further description of the Company’s business activities see the “Business” caption of Part I, Item 1 of this Filing.

The following summary table presents consolidated net sales and results of operations of Omnicare for each of the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	For the years ended December 31,

	2008	2007	2006

Net sales	$6,310,607	$6,220,010	$6,492,993

Net income	$156,108	$114,056	$183,572

Earnings per share:
Basic	$1.33	$0.96	$1.55

Diluted	$1.32	$0.94	$1.50

EBITDA(a)	$511,863	$455,346	$599,991

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

The results for the year ended December 31, 2008 continued to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursements rates under the originally negotiated contract, reduced sales and operating profit for the year ended December 31, 2008 by approximately $97 million (approximately $59 million aftertax) and cumulatively since April 2006 by approximately $296 million (approximately $184 million aftertax). This matter is currently the subject of litigation initiated by Omnicare. See further discussion at the “Legal Proceedings” section at Part I, Item 3 of this Filing.

2008 vs. 2007

Total net sales for the year ended December 31, 2008 increased to $6,310.6 million from $6,220.0 million in the comparable prior-year period. Diluted earnings per share for the year ended December 31, 2008 were $1.32 versus $0.94 in the same prior-year period. Net income for the year ended December 31, 2008 was $156.1 million versus $114.1 million earned in the comparable 2007 period. EBITDA totaled $511.9 million for the year ended December 31, 2008 as compared with $455.3 million for the same period of 2007.

Net sales for the year were favorably impacted by acquisitions, drug price inflation, the increased use of certain higher acuity drugs and biologic agents, and growth in specialty pharmacy and CRO Services revenues. Partially offsetting these factors was the unfavorable impact of the increased availability and utilization of generic drugs, a lower number of beds served, combined with a year-over-year shift in mix towards assisted living, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $1,592.4 million increased $53.8 million for the full year 2008 from the same prior-year period amount of $1,538.6 million. Gross profit as a percentage of total net sales of 25.2% in the year ended December 31, 2008, increased from the 24.7% experienced during 2007. Gross profit was favorably impacted in the 2008 period largely as a result of the increased availability and utilization of higher margin generic drugs, the integration of acquisitions, the favorable effect of drug price inflation, purchasing improvements and lower incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below. Largely offsetting these factors was the gross profit impact of certain of the aforementioned items that reduced net sales, primarily the lower net number of beds served and the reductions in reimbursement.

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

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the year ended December 31, 2008 of $948.2 million were higher than the comparable prior-year amount of $910.3 million, by $37.9 million. Operating expenses as a percentage of net sales amounted to 15.0% in 2008, representing an increase from the 14.6% experienced in the comparable prior-year period. Operating expenses for the year ended December 31, 2008 were unfavorably impacted largely by increases in employee benefit costs, increased operating costs associated with recent acquisitions and increased delivery costs. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of acquisitions, purchasing improvements and productivity enhancements.

The provision for doubtful accounts for the year ended December 31, 2008 of $113.8 million was lower than the comparable prior-year amount of $213.6 million, by $99.8 million. The year ended 2007 includes an incremental charge taken in the fourth quarter relating to customer bankruptcies and other legal action against a group of customers for, among other things, the collection of past due receivables, a revised assessment of the administrative and payment issues associated with Prescription Drug Plans under Medicare Part D, particularly relating to the aging of copays and rejected claims, and the resultant adoption by the Company of a modification in its policy with respect to payment authorization for dispensed prescriptions under Medicare Part D and other payors.

Investment income for the year ended December 31, 2008 of $9.8 million was higher than the $8.7 million earned in the comparable prior-year period, primarily due to higher returns on assets invested for the settlement of pension obligations, partially offset by lower interest rates versus the prior-year.

Interest expense for the year ended December 31, 2008 of $144.1 million is lower than the $164.2 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $200 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”), throughout 2007 and 2008, payments of $39.1 million to pay off a term note payable in 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 40.0% in 2008, as compared to the rate of 38.8% for the same prior-year period. The year-over-year increase in the effective tax rate is primarily attributable to certain nondeductible litigation costs recognized in the 2008 period, partially offset by the impact of adjustments to deferred taxes and a change in filing methodology for a state taxing jurisdiction. The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2008).

Special Items

The year ended December 31, 2008 included the following charges totaling $141.5 million pretax, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

(i) Operating income included restructuring and other related charges of approximately $35.8 million pretax ($21.9 million aftertax) relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Heartland Matters”). In addressing and resolving these Heartland Matters, the Company continues to experience increased costs and, as a result, the year ended December 31, 2008 included special charges of $6.4 million pretax (approximately $5.5 million and $0.9 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($3.9 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors. As of December 31, 2008, the Company has received no material insurance recoveries.

(iii) Operating income included special litigation and other related professional fees of $99.3 million pretax ($68.7 million aftertax) for litigation-related professional expenses in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. Also included in the $99.3 million is a special litigation charge of $40 million pretax recorded by Omnicare in its financial results for the fourth quarter and full year ended December 31, 2008 to establish a settlement reserve in connection with the previously disclosed investigation by the United States Attorney’s Office, District of Massachusetts. This special litigation charge relates to the Company’s estimate of potential settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter. With respect to these proceedings to which the Company is a party, including the investigation by the United States Attorney’s Office, District of Massachusetts, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

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

This program is expected to be completed over a multi-year period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $93 million over this implementation period. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $36 million, $29 million and $17 million pretax during the years ended December 31, 2008, 2007 and 2006, respectively (approximately $22 million, $18 million, and $11 million aftertax, respectively), or cumulative aggregate restructuring and other related charges of approximately $83 million before taxes through the year ended December 31, 2008. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $50 million to $55 million over the entire implementation period. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 160 positions had been eliminated as of December 31, 2008. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.

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

2005 Program

In the third quarter of 2005, the Company announced the implementation of consolidation plans and other productivity initiatives to streamline pharmacy services and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”). These consolidation and productivity initiatives were related, in part, to the integration of NeighborCare, Inc. (“NeighborCare”). Given the geographic overlap of the NeighborCare and Omnicare pharmacies, substantial opportunities for consolidation existed at the time of acquisition. While the majority of consolidations resulted in NeighborCare pharmacies being consolidated into Omnicare pharmacies, depending on location, capacity and operating performance, certain Omnicare pharmacies were also identified for consolidation into NeighborCare locations. Additionally, as part of the evaluation process on how best to integrate the two organizations, the Company also focused broadly on ways to lower operating infrastructure costs to maximize efficiencies and asset utilization and identified opportunities to right-size the business, streamline operations and eliminate redundant assets. The consolidation activity and other productivity initiatives of the 2005 Program resulted in the closure of 29 Omnicare facilities, of which 26 were pharmacy operations. Additionally, there was a net reduction in force of approximately 900 positions relating to the 2005 Program. Of this reduction in force, approximately 96% were in the pharmacy operations and the remaining reductions were at the corporate headquarters or the Company’s contract research operations. Restructuring activities in the contract research organization segment related primarily to facility lease obligations.

The Company generated in excess of $40 million in pretax savings from pharmacy closures and other consolidation and productivity initiatives implemented in connection with these activities. The 2005 Program initiatives required cumulative restructuring and other related charges of approximately $31 million before taxes through the third quarter of 2006, which related to the costs associated with the consolidation of Omnicare pharmacies and the other consolidation and productivity initiatives described above. Specifically, the Company recorded restructuring and other related charges of approximately $12 million pretax during the year ended December 31, 2006 (approximately $8 million aftertax). The restructuring liabilities associated with the 2005 Program were evaluated by the Company during the 2007 year, at which time it was determined that certain liabilities were no longer expected to be utilized as part of the activities remaining under the 2005 Program. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded adjustments in 2007 to reduce the employee severance and employee agreement buy-out liabilities by approximately $1.2 million and $0.4 million pretax, respectively.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

For a discussion regarding the Company’s outlook, please see the “Outlook” section of this MD&A.

Pharmacy Services Segment

	For the years ended December 31,

	2008	2007	2006

Net sales	$6,107,287	$6,024,871	$6,321,141

Operating income	$496,578	$439,148	$560,991

2008 vs. 2007

Omnicare’s Pharmacy Services segment recorded sales of $6,107.3 million for the year ended December 31, 2008, up from the 2007 amount of $6,024.9 million by $82.4 million, or 1.4%. At December 31, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,435,000 beds, including approximately 68,000 patients served by the patient assistance programs of its specialty pharmacy services business. The comparable number at December 31, 2007 was approximately 1,449,000 (including 57,000 specialty pharmacy patients). Pharmacy Services sales were favorably impacted by the impact of acquisitions, drug price inflation, the increased use of certain higher acuity drugs and biologic agents and growth in specialty pharmacy. Partially offsetting these factors was the unfavorable impact of the increased availability and utilization of generic drugs, a lower number of beds served, as well as the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $496.6 million in 2008, a $57.5 million increase as compared with the $439.1 million earned in 2007. As a percentage of the segment’s sales, operating income was 8.1% in 2008, compared with 7.3% in 2007. Operating income in 2008 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, the Company’s continued integration of acquisitions and productivity enhancements, drug price inflation, lower bad debt expense, and purchasing improvements. Partially offsetting these factors was the operating income effect of certain of the aforementioned items that reduced net sales as well as the year-over-year impact of the special items discussed below. Specifically, operating income of the Pharmacy Services segment included special pretax items of $136.8 million and $79.8 million in the years ended December

31, 2008 and December 31, 2007, respectively. Operating income in 2008 included the aforementioned special litigation charges of $99.3 million, restructuring and other related charges of approximately $31.1 million, and incremental costs associated with the closure of the Company’s Heartland repackaging facility of $6.4 million. Operating income in 2007 included the aforementioned special litigation charges of $42.5 million, restructuring and other related charges of approximately $20.1 million, and incremental costs associated with the closure of the Company’s Heartland repackaging facility of $17.2 million.

CRO Services Segment

	For the years ended December 31,

	2008	2007	2006

Net sales	$203,320	$195,139	$171,852

Operating income	$15,908	$10,378	$5,340

2008 vs. 2007

Omnicare’s CRO Services segment recorded revenues of $203.3 million for the year ended December 31, 2008, an increase of $8.2 million, or 4.2%, from the $195.1 million recorded in the same prior-year period. In accordance with EITF Issue No. 01-14, the Company included $31.3 million and $31.7 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2008 and 2007, respectively. Revenues for 2008 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2007 and in 2008, exceeding project completions, terminations and cancellations.

Operating income in the CRO Services segment was $15.9 million in 2008 compared with $10.4 million in 2007, an increase of $5.5 million. As a percentage of the segment’s revenue, operating income was 7.8% in 2008 compared with 5.3% in 2007. This increase is primarily attributable to the favorable impact of the increase in revenues discussed above and the favorable year-over-year impact of special items. Backlog at December 31, 2008 of $302.9 million was $11.4 million lower than the December 31, 2007 backlog of $314.3 million.

2007 vs. 2006

Total net sales for the year ended December 31, 2007 decreased to $6,220.0 million from $6,493.0 million in the comparable prior-year period. Diluted earnings per share for the year ended December 31, 2007 were $0.94 versus $1.50 in the same prior-year period. Net income for the year ended December 31, 2006 was $114.1 million versus $183.6 million earned in the comparable 2006 period. EBITDA totaled $455.3 million for the year ended December 31, 2007 as compared with $600 million for the same period of 2006.

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

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the year ended December 31, 2007 of $910.3 million were higher than the comparable prior-year amount of $887.4 million, by $22.9 million. Operating expenses as a percentage of net sales amounted to 14.6% in 2007, representing an increase from the 13.7% experienced in the comparable prior-

year period. Operating expenses for the year ended December 31, 2007 were unfavorably impacted primarily by a $13.4 million increase in periodic pension costs, increased legal costs of $5.9 million, as well as the impact of recent acquisitions. Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of prior period acquisitions, and productivity enhancements, including the restructuring program relating to the NeighborCare acquisition and the “Omnicare Full Potential” Plan, as further discussed in the “Restructuring and Other Related Charges” section of this MD&A.

The provision for doubtful accounts for the year ended December 31, 2007 of $213.6 million was higher than the comparable prior-year amount of $82.2 million, by $131.4 million. The year ended 2007 includes an incremental charge taken in the fourth quarter relating to customer bankruptcies and other legal action against a group of customers for, among other things, the collection of past due receivables, a revised assessment of the administrative and payment issues associated with Prescription Drug Plans under Medicare Part D, particularly relating to the aging of copays and rejected claims, and the resultant adoption by the Company of a modification in its policy with respect to payment authorization for dispensed prescriptions under Medicare Part D and other payors.

Investment income for the year ended December 31, 2007 of $8.7 million was lower than the $10.5 million earned in the comparable prior-year period, primarily due to lower average invested balances versus the prior-year.

Interest expense for the year ended December 31, 2007 of $164.2 million is lower than the $170.3 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $250 million on the Term Loans, in the latter half of 2006 and throughout 2007, partially offset by increased interest rates for variable rate loans.

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

Special Items

The year ended December 31, 2007 included the following charges totaling $87.6 million pretax, which primarily impacted the Pharmacy Services segment. Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business:

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

(ii) During the year ended December 31, 2007, special charges relating to the aforementioned Heartland Matters of $17.2 million pretax (approximately $14.8 million and $2.4 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($10.7 million aftertax) were recorded associated with these increased costs. As previously disclosed, the Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors.

(iii) Operating income included special litigation charges of $42.5 million pretax ($26.4 million aftertax) for litigation-related professional fees in connection with the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the Company’s lawsuit against United, the inquiry conducted by the Attorney General’s office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions, the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party, and certain other larger customer disputes. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

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

CRO Services Segment

2007 vs. 2006

Omnicare’s CRO Services segment recorded revenues of $195.1 million for the year ended December 31, 2007, an increase of $23.2 million, or 13.5%, from the $171.9 million recorded in the same prior-year period. In accordance with EITF Issue No. 01-14, the Company included $31.7 million and $25.6 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2007 and 2006, respectively. Revenues for 2007 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2006 and in the first half of 2007, exceeding project terminations and cancellations.

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

Impact of Inflation

The Company estimates that drug price inflation for its highest dollar products during the three years ended December 31, 2008 has ranged between approximately 6% to 7%, which tends to impact sales and costs of sales at approximately the same level. Therefore, inflation has not materially affected Omnicare’s net income, inasmuch as government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2008 were $217.0 million compared with $277.6 million at December 31, 2007 (including restricted cash amounts of $1.9 million and $3.2 million, respectively).

The Company generated positive net cash flows from operating activities of $438.2 million during the year ended December 31, 2008, compared with net cash flows from operating activities of $505.5 million and $108.5 million during the years ended December 31, 2007 and 2006, respectively. Operating cash flows in 2008, as well as cash on hand, were used primarily for acquisition-related payments, the Company’s stock repurchase program, debt payments, capital expenditures and dividend payments. Net cash flows from operating activities during the year ended December 31, 2008 were unfavorably impacted largely by the impact of an extra payment to the Company’s drug wholesaler of approximately $65 million (these payments are due weekly, and the year ended December 31, 2008 included one extra weekly payment), and the related impact on the year-over-year movement in accounts payable, on operating cash flows. Cash flow from operations for 2006 was impacted by cash payments of $104.2 million related to the litigation matters and $12.5 million related to the Heartland matters. See further discussion of these matters at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements. This unfavorable 2006 impact was partially offset by the first quarter of 2006 return of a deposit of approximately $38.3 million from one of the Company’s drug wholesalers. Cash flow from operations for 2006 also included the return of a $44.0 million deposit from another of the Company’s drug wholesalers in connection with a change in terms to more frequent, weekly payments. The impact of these more frequent payments on cash flow in 2006 slightly more than offset the $44.0 million return of the deposit.

Net cash used in investing activities was $285.3 million, $196.9 million and $126.9 million in 2008, 2007 and 2006, respectively. Acquisitions of businesses required outlays of $225.7 million (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) in 2008 relating to 12 acquisitions, which were primarily funded by operating cash flows. Acquisitions of businesses during 2007 required cash payments of $151.1 million (including amounts payable pursuant to acquisition agreements relating to pre-2007 acquisitions) which were primarily funded by operating cash flows. Acquisitions of businesses during 2006 required cash payments of $94.3 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions), which were primarily funded by proceeds from the issuance of common stock, invested cash and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities was $209.1 million for the year ended December 31, 2008, as compared to $175.1 million for the year ended December 31, 2007. During 2008, the Company completed its $100 million stock repurchase program as further discussed below, paid down $50.0 million on the Term Loans, and paid $39.1 million to completely pay off a note payable carrying a five-year term. During 2007 and 2006, the Company paid down $150 million and $100 million on the Term Loans, respectively.

At December 31, 2008, there were no outstanding borrowings on the $800 million revolving credit facility, and $400 million in borrowings were outstanding on the Term Loans. As of December 31, 2008, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On February 12, 2009, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2009, which is consistent with annual dividends paid per common share for the 2008, 2007 and 2006 years. Aggregate dividends of $10.8 million paid during 2008 were relatively consistent with the $11.0 million paid in 2007 and the $10.9 million paid in 2006.

On March 27, 2008, the Company announced that its Board of Directors authorized a program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. In the three months ended June 30, 2008, the Company repurchased approximately 4.1 million shares at a cost of approximately $100 million. Accordingly, the Company has utilized the full amount of share repurchase authority and completed the program. These repurchases were made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements. On December 31, 2008, Omnicare had approximately 118.4 million shares of common stock outstanding.

There were no known material commitments and contingencies outstanding at December 31, 2008, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable, as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

The Company believes that net cash flows from operating activities, credit facilities and existing cash balances will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future. Additionally, the Company believes that external sources of financing, including short- and long-term debt financings, are available. Due to turmoil in the credit markets, Omnicare may not be able to refinance maturing debt at terms that are as favorable as those from which the Company previously benefited or at terms that are acceptable to Omnicare. In addition, no assurances can be given regarding the Company’s ability to obtain additional financing in the future.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of December 31, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,722,500	$—	$400,000	$475,000	$1,847,500
Capital lease obligations(a)	4,913	2,263	2,125	191	334
Operating lease obligations	161,530	44,582	53,870	32,094	30,984
Purchase obligations(b)	75,333	54,373	17,220	3,740	—
Other current obligations(c)	345,571	345,571	—	—	—
Other long-term obligations(d)	276,284	—	225,725	24,241	26,318

Subtotal	3,586,131	446,789	698,940	535,266	1,905,136

Future interest relating to debt and capital lease obligations(e)	1,588,575	121,621	222,604	207,539	1,036,811

Total contractual cash obligations	$5,174,706	$568,410	$921,544	$742,805	$2,941,947

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

As of December 31, 2008, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

As of December 31, 2008, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively. For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company. The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust. The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures. Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements. Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

As of December 31, 2008, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at December 31, 2008 include $400.0 million outstanding under the variable-rate Senior term A loan, due July 28, 2010, at an interest rate of 3.6% at December 31, 2008 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.0 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 4.1% at December 31, 2008 (a 100 basis-

point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 6.125% Senior Notes, and amounted to approximately $6.0 million at the end of 2008. Additionally, at December 31, 2008, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31,

	2008		2007

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$208,800	$250,000	$230,000
6.75% senior subordinated notes, due 2013	225,000	189,000	225,000	212,600
6.875% senior subordinated notes, due 2015	525,000	446,000	525,000	486,900
4.00% junior subordinated convertible debentures, due 2033	345,000	250,800	345,000	246,700
3.25% convertible senior debentures, due 2035	977,500	565,100	977,500	703,800

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

The Company has operations and revenue that occur outside of the U.S. and transactions that are settled in currencies other than the U.S. dollar, exposing it to market risk related to changes in foreign currency exchange rates. However, the substantial portion of the Company’s overall consolidated operations and revenues and the substantial portion of the Company’s overall consolidated cash settlements are exchanged in U.S. dollars. Therefore, changes in foreign currency exchange rates do not represent a substantial market risk exposure to the Company.

The Company does not have any financial instruments held for trading purposes.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of these financial statements, Omnicare management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the related disclosure of commitments and contingencies. On a regular basis, the Company evaluates the estimates used, including those related to its provision for doubtful accounts, contractual allowances, inventory valuation, impairment of goodwill, insurance accruals, pension obligations, income taxes, stock-based compensation, legal and regulatory contingencies, fair value determinations, and other operating allowances and accruals. Management bases its estimates on a combination of factors, including historical experience, current conditions, feedback from outside advisors where feasible, and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. The Company’s significant accounting policies are summarized in the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

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

Revenue Recognition

Omnicare recognizes revenue when products are delivered or services are delivered or provided to the customer.

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors. Since billing functions for a portion of the Company’s revenue systems, are largely computerized enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor). For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims. The Company evaluates several criteria in developing the estimated contractual allowances for billed, unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2008 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position and cash flows.

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

Contract Research Services Segment

A portion of the Company’s overall revenues relates to the Contract Research Services (“CRO”) segment, and is earned by performing services under contracts with various pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units-of-service basis.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable” and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 79 days at December 31, 2008, which was lower than the December 31, 2007 DSO of approximately 84 days partly attributable to the corresponding impact of the Company’s late 2007 increase in its provision for doubtful accounts and the related impact on the aforementioned average accounts receivable balance used in the DSO calculation. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of December 31, 2008, copays outstanding from Part D Plans were approximately $19 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Unfavorably impacting the overall DSO, as well as the 181 days and over past due accounts receivable balance, is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers, and the continued aging of copays and rejected claims. On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $92 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of December 31, 2008, of which approximately $86 million is past due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances). The $92 million represents approximately 5 days of the overall DSO at December 31, 2008. Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s consolidated results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of December 31, 2008 was $333.0 million, compared with $334.1 million at December 31, 2007. The allowance for doubtful accounts represented 19.6% and 19.5% of gross receivables (net of contractual allowances) as of December 31, 2008 and 2007, respectively. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of December 31, 2008 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $17.0 million pretax.

The following table is an aging of the Company’s December 31, 2008 and 2007 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2008

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$393,263	$186,349	$579,612
Facility payors	484,442	357,281	841,723
Private Pay payors	118,541	132,640	251,181
CRO	27,608	—	27,608

Total gross accounts receivable (net of contractual allowance adjustments)	$1,023,854	$676,270	$1,700,124

	December 31, 2007

	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$390,663	$167,116	$557,779
Facility payors	527,879	347,551	875,430
Private Pay payors	126,480	124,958	251,438
CRO	25,702	—	25,702

Total gross accounts receivable (net of contractual allowance adjustments)	$1,070,724	$639,625	$1,710,349

Patient charges pending approval from Medicare, Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end. Once an approval to bill Medicare, Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicare, Medicaid or third-party receivable amount is recorded. The Company’s policy is to resolve accounts receivable with pending status as soon as practicable. Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2008.

Omnicare has standard policies and procedures for collection of its accounts receivable. The Company’s collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, the use of an in-house national collections department or outside collection agencies, and potentially mediation/arbitration or litigation when accounts are considered unresponsive. Omnicare’s collection efforts primarily relate to its facility and private pay customers, as well as efforts to collect/rework Medicare Part D copays and rejected claims. When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the national credit and collections department includes the exposed balance in its allowance for doubtful accounts requirements. At such time that a balance is definitively deemed to be uncollectible by Omnicare management (including the national credit and collections department), collections agencies and/or outside legal counsel, the balance is manually written off against the allowance for doubtful accounts. At December 31, 2008, except for the accounts receivable matters separately disclosed in this Filing, the Company does not have a significant portion of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

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

Insurance Accruals

Omnicare is self-insured for certain employee health insurance claims. The Company manages its health insurance risk by obtaining individual and aggregate stop-loss coverage in the amount of $200,000 per claim and 125% of expected aggregate claims. Additionally, Omnicare insures all of its property and casualty programs (including worker’s compensation and professional liability) in excess of self-insured retentions, or deductibles, on the various policies of insurance (which range from between $50,000 and $1,000,000 per claim, depending on the type of coverage). Omnicare closely monitors and continually evaluates its historical claims experience, and obtains input from third-party insurance and valuation professionals, to estimate the appropriate level of accrual for its self-insured programs, including the aforementioned deductibles. These accruals include provision for incurred, as well as incurred but not yet reported, claims. In developing its self-insurance accrual estimates, the Company’s liability calculation also considers the historical claim lag periods and current payment trends of insurance claims (generally approximately 2 months for health, and 48-60 months for all other coverages). A change in the historical claim lag period assumption by one month for health insurance claims would affect health insurance expense by approximately $3.7 million pretax. A change in the historical claim lag period by one month for property and casualty insurance claims would affect property and casualty insurance expense by approximately $0.8 million pretax.

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

The Company also reviews its tax liabilities, including those relating to acquired subsidiaries, giving consideration to the relevant authoritative guidance, including SFAS 109 and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 provides guidance for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return. Under FIN 48, recognition and measurement are considered discrete events. The recognition threshold is met when it is determined a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Omnicare operates in a significant number of states and tax jurisdictions with varying tax laws. The Company is subject to both federal and state audits of tax returns in the normal course of business. While the Company believes it has provided adequately for tax liabilities in its consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on Omnicare’s consolidated financial position, results of operations or cash flows. If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience tax losses. Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential tax gains. A one percentage point change in the Company’s overall 2008, 2007 and 2006 effective tax rates would impact tax expense and net income by $2.6 million, $1.9 million and $3.2 million, respectively.

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

In the SNF PPS rule for fiscal year 2006, CMS added nine patient classification categories to the PPS patient classification system, thus triggering the expiration of the high-acuity payments add-ons. The new patient classification refinements became effective on January 1, 2006. For fiscal year 2007, SNFs received the full 3.1 percent market basket increase to rates, increasing payments to SNFs by approximately $560 million. For fiscal year 2008, SNFs received a 3.3 percent market basket increase, which increased Medicare payments to SNFs by approximately $690 million. On August 8, 2008, CMS published the Medicare SNF PPS final rule for fiscal year 2009, which included a 3.4 percent inflation update that will increase overall payments to SNFs by $780 million. CMS did not adopt a provision included in its May 7, 2008 proposed rule to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006, which would have cut overall SNF PPS payments by $770 million in fiscal year 2009. The rule also addresses several SNF policy issues, including, among others, revisions to the Minimum Data Set, development of an integrated post-acute payment system, rehabilitative services in SNFs, and consolidated billing. While recent rulemakings have not decreased payments to SNFs, reimbursement changes could be adopted in the future that could have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Moreover, the Deficit Reduction Act (“DRA”), enacted in 2006, provided for reductions in net Medicare and Medicaid spending of approximately $11 billion over five years. Among other things, the legislation reduced Medicare SNF bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. This provision was expected to reduce payments to SNFs by $100 million over five years (fiscal years 2006-2010). Separately, on August 1, 2007, the House of Representatives approved H.R. 3162, the Children’s Health and Medicare Protection Act of 2007, that included a number of Medicare policy changes, including a freeze in fiscal year 2008 SNF PPS rates at fiscal year 2007 levels. While the version of the bill that ultimately passed Congress did not include Medicare provisions impacting SNF reimbursement, Congress may yet consider these and other proposals in the future that would further restrict Medicare funding for SNFs.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

Under the Medicare Part D prescription drug benefit, Medicare beneficiaries may enroll in prescription drug plans offered by private entities (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand-alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Effective January 1, 2006, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit, unless they elect to opt out of Part D coverage. Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs. In 2008, approximately 41% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

CMS provides premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who do not affirmatively enroll in a Part D Plan are automatically enrolled into a Prescription Drug Plan (“PDP”) by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region, unless they elect to opt out of Part D coverage. As is the case for any nursing home beneficiary, such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. Also, dual eligibles who are qualifying covered retirees under an employer or union-sponsored qualified retiree prescription drug plan (plans which offer an alternative to Part D coverage supported by federal subsidies to the plan sponsor) will be determined to have elected not to enroll in a Part D plan, unless they affirmatively enroll in a Part D plan or contact CMS to indicate they wish to be auto-enrolled. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and to offer an exceptions process to provide coverage for medically necessary drugs.

Pursuant to the final Part D rule, effective January 1, 2006, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. Moreover, the Company may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. Consequently, there can be no assurance that the reimbursement terms which currently apply to the Company’s Part D business will not change. In addition, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of December 31, 2008, copays outstanding from Part D Plans were approximately $19 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence” to correct copays for dual eligibles and other low-income subsidy eligible beneficiaries. However, until all administrative and payment issues are fully resolved, there can be no assurance that the impact of the Part D drug benefit on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

CMS has issued subregulatory guidance on many aspects of the Part D program, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. Specifically, in a finalized “Call Letter” for the 2007 calendar year, CMS indicated that beginning in 2007, Part D sponsors must have policies and systems in place, as part of their drug utilization management programs, to protect beneficiaries and reduce costs when long-term care pharmacies are subject to incentives to move market share through access/performance rebates from drug manufacturers. For the purposes of managing and monitoring drug utilization, especially where such rebates exist, CMS instructed Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. The Company reported information specified by CMS with respect to rebates received by the Company for 2007 and the first quarter of 2008 to those Part D Plans which agreed to maintain the confidentiality of such information. On November 24, 2008, CMS announced that it is suspending collection of the long-term care pharmacy rebate data from Part D Plan sponsors for calendar years 2008 and 2009. Instead, CMS intends to collect different non-rebate information to focus plan attention on network pharmacy compliance and appropriate drug utilization management. The new data would include the number and the cost of formulary versus non-formulary drugs dispensed by each pharmacy (whether long-term care or non-long-term care) in the Part D Plans pharmacy network. CMS will test the proposed reporting requirements with a small number of Part D Plan sponsors prior to calendar year 2010, when the new reporting requirements will become effective. CMS also issued a memo on November 25, 2008 reminding Part D Plan sponsors of the requirement to (1) provide convenient access to network long-term care pharmacies to all of their enrollees residing in long-term care facilities, and (2) exclude payment for drugs that are covered under a Medicare Part A stay that would otherwise satisfy the definition of a Part D drug. The Company will continue to work with Part D Plan sponsors to ensure compliance with CMS’s evolving policies related to long-term care pharmacy services.

On July 15, 2008, Congress enacted into law H.R. 6331, the “Medicare Improvements for Patients and Providers Act of 2008” (“MIPPA”). The new law includes further reforms to the Part D program. Among other things, from and after January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan. Commencing January 1, 2009, the law also requires Part D Plan sponsors to update the prescription drug pricing data they use to pay pharmacies no less frequently than every seven days. The law also expands the number of Medicare beneficiaries who will be entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage, among other things. On September 18, 2008, CMS published final regulations implementing many of the MIPPA Part D provisions, and the agency published another interim final rule with comment period on January 16, 2009 implementing additional MIPPA provisions related to drug formularies and protected classes of drugs. Additional legislative proposals are pending before Congress that could further modify the Part D benefit, including proposals that could impact the payment available or pricing for drugs under Part D Plans. The Company cannot predict at this time whether such legislation will be enacted or the form any such legislation would take. The Company can make no assurances that future Part D legislation would not impact its business.

Moreover, CMS continues to issue guidance on and make other revisions to the Part D program. The Company is continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with the transition to this massive program are fully resolved, there can be no assurance that the impact of the Part D rules, future legislative changes, or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

In mid-2007, CMS conducted a first round of bidding for these 10 DMEPOS product categories in 10 competitive bidding areas, and CMS began announcing winning bidders in March 2008. In light of concerns about implementation of the bidding program, including CMS’ disqualification of many bids based upon bidders’ submission of allegedly incomplete financial documentation and the potential adverse impact on beneficiary access to certain types of DMEPOS, Congress has, through the enactment into law on July 15, 2008 of MIPPA, terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay will be financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide beginning January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process, including requiring CMS to notify bidders about paperwork discrepancies and providing suppliers with an opportunity to submit proper documentation, and it requires contracting suppliers to disclose all subcontracting relationships to CMS. CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009. The Company intends to participate in the new bidding process for round one, and is assessing the potential impact of the fee schedule reductions on its business.

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

On January 2, 2009, CMS published a final rule requiring certain Medicare DMEPOS suppliers to furnish CMS with a $50,000 surety bond, although the required bond amount will be higher for certain “high-risk” suppliers with previous adverse legal actions. A separate surety bond will be required for each National Provider Identifier obtained for DMEPOS billing purposes. CMS has adopted exceptions to the surety bond requirement for certain physicians and nonphysician practitioners, orthotic and prosthetic personnel, physical and occupational therapists, and government-operated suppliers in limited circumstances. CMS did not establish exceptions from the bond requirement for pharmacies or for nursing facilities that bill for Medicare DMEPOS services provided to their own residents. Current suppliers must comply with the surety bond requirement by October 2, 2009, while new enrolling suppliers or suppliers seeking to change ownership after the effective date must meet this requirement by May 4, 2009. The Company intends to comply with the surety bond requirement by the applicable deadline.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the average wholesale price) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drugs based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date was April 14, 2008, it was subject to public comment. CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation. The final rule adopted the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, MIPPA delays the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevents CMS from publishing AMP data until October 1, 2009; until then, upper limits will continue to be determined under the pre-DRA rules. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. Further, there can be no assurance that federal upper limit payments under pre-DRA rules, changes under the DRA or other efforts by payors to limit reimbursement for certain drugs will not adversely impact the Company’s business.

MIPPA also seeks to promote e-prescribing by providing incentive payments for physicians and other practitioners paid under the Medicare physician fee schedule who are “successful electronic prescribers.” Specifically, successful electronic prescribers are to receive a 2 percent bonus during 2009 and 2010, a 1 percent bonus for 2011 and 2012 and a 0.5 percent bonus for 2013; practitioners who are not successful electronic prescribers are penalized by a 1 percent reduction from the current fee schedule in 2012, a 1.5 percent reduction in 2013, and thereafter a 2 percent reduction. CMS has announced that to be a successful electronic prescriber and to receive an incentive payment for the 2009 e-prescribing reporting year, an eligible professional must report, using a qualified e-prescribing system, one of three e-prescribing measures in at least 50% of the cases in which the measure is reportable by the eligible professional during 2009. CMS has issued detailed guidelines on the specifications for qualified e-prescribing systems. The Company is closely monitoring developments related to this initiative, and will seek to make available systems under which prescribers may submit prescriptions to the Company’s pharmacies electronically so as to enable them to qualify for the incentive payments.

Most recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information. The law also strengthens federal privacy and security provisions to protect personally-identifiable health information. In addition, the legislation increases Federal Medical Assistance Percentage (FMAP) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls. The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt. Omnicare is reviewing the new law and assessing the potential impact of the various provisions on the Company.

Two other recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in this funding. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. On June 30, 2008, President Bush signed into law a supplemental appropriations bill (P.L. 110-252) that imposes a moratorium on implementation of certain provisions of this rule until April 1, 2009. The American Recovery and Reinvestment Act of 2009 extends this moratorium until July 1, 2009. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule for one year in an emergency fiscal year 2007 spending bill, H.R. 2206. The supplemental appropriations bill, P.L. 110-252, further extends the moratorium on implementation of the rule through April 1, 2009. The American Recovery and Reinvestment Act of 2009 expresses the sense of Congress that the Secretary of Health and Human Services should not promulgate the provider cost limit rule, citing a ruling by the United States District Court for the District of Columbia that the final rule was “improperly promulgated.”

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements, however on January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlements, and after hearing various objections to the proposed settlements indicated that it would not approve the settlements as proposed. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees. On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class. First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the markup on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span). During June and July, 2008, the Court granted preliminary approval to the revised settlements and approved the process for class notification. On December 17, 2008, the Court held a hearing on the plaintiffs’ motion for final approval of the two proposed settlements, but did not grant such approval, and asked the parties to submit certain additional information. Additional pleadings have been filed in the case and an additional hearing on certain issues was held on January 27, 2009, but the Court has not yet ruled on the motion or scheduled a further hearing with respect to final approval of the proposed settlements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. Furthermore, as discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006.

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

PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 26, 2009

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	For the years ended December 31,

	2008	2007	2006

Net sales	$6,310,607	$6,220,010	$6,492,993
Cost of sales	4,712,683	4,666,621	4,864,966
Heartland matters (Note 17)	5,531	14,788	27,663

Gross profit	1,592,393	1,538,601	1,600,364
Selling, general and administrative expenses	948,171	910,294	887,426
Provision for doubtful accounts (Note 1)	113,802	213,560	82,209
Restructuring and other related charges (Note 15)	35,784	27,883	29,562
Litigation and other related professional fees (Note 17)	99,267	42,516	114,778
Heartland matters (Note 17)	914	2,405	6,063

Operating income	394,455	341,943	480,326

Investment income	9,782	8,715	10,453
Interest expense	(144,050)	(164,160)	(170,283)

Income before income taxes	260,187	186,498	320,496

Income tax provision	104,079	72,442	136,924

Net income	$156,108	$114,056	$183,572

Earnings per share:
Basic	$1.33	$0.96	$1.55

Diluted	$1.32	$0.94	$1.50

Weighted average number of common shares outstanding:
Basic	117,466	119,380	118,480

Diluted	118,313	121,258	122,536

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except share data)

	December 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$215,090	$274,448
Restricted cash	1,891	3,155
Accounts receivable, less allowances of $332,969 (2007-$334,061)	1,367,155	1,376,288
Unbilled receivables, CRO	22,329	24,855
Inventories	452,748	448,183
Deferred income tax benefits	134,249	126,239
Other current assets	178,231	202,982

Total current assets	2,371,693	2,456,150

Properties and equipment, at cost less accumulated depreciation of $346,260 (2007-$311,422)	219,652	199,449
Goodwill	4,252,906	4,342,169
Identifiable intangible assets, less accumulated amortization of $152,405 (2007-$115,042)	333,769	323,637
Rabbi trust assets for settlement of pension obligations	134,587	123,035
Other noncurrent assets	147,111	149,339

Total noncurrent assets	5,088,025	5,137,629

Total assets	$7,459,718	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$339,552	$371,020
Accrued employee compensation	51,451	32,696
Deferred revenue, CRO	23,227	22,068
Current debt	2,263	3,192
Other current liabilities	224,296	223,184

Total current liabilities	640,789	652,160

Long-term debt, notes and convertible debentures	2,731,163	2,820,751
Deferred income tax liabilities	390,098	449,789
Other noncurrent liabilities	276,284	379,376

Total noncurrent liabilities	3,397,545	3,649,916

Total liabilities	4,038,334	4,302,076

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 125,583,300 shares issued (2007-124,599,300 shares issued)	125,583	124,599
Paid-in capital	1,945,627	1,917,062
Retained earnings	1,543,188	1,397,831
Treasury stock, at cost-7,135,300 shares (2007-2,827,300 shares)	(193,178)	(89,791)
Accumulated other comprehensive income	164	(57,998)

Total stockholders’ equity	3,421,384	3,291,703

Total liabilities and stockholders’ equity	$7,459,718	$7,593,779

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands)

	For the years ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income	$156,108	$114,056	$183,572
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	52,636	54,857	57,110
Amortization	64,772	58,546	62,555
Deferred tax provision	66,649	41,209	81,602
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables, net of provison for doubtful accounts	48,964	172,179	(279,329)
Inventories	4,776	13,391	24,023
Current and noncurrent assets	74,957	(64,236)	80,733
Accounts payable	(46,522)	107,383	(144,893)
Accrued employee compensation	21,851	(808)	360
Deferred revenue	1,159	(4,366)	1,577
Current and noncurrent liabilities	(7,153)	13,318	41,210

Net cash flows from operating activities	438,197	505,529	108,520

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(225,710)	(151,135)	(94,346)
Capital expenditures	(61,113)	(45,270)	(31,251)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	847	291	(1,321)
Other	683	(774)	46

Net cash flows used in investing activities	(285,293)	(196,888)	(126,872)

Cash flows from financing activities:
Borrowings on line of credit facilities	396,000	95,000	158,000
Payments on line of credit facilities, term A loan and notes payable	(485,081)	(245,000)	(258,000)
Payments on long-term borrowings and obligations	(3,193)	(5,734)	(14,858)
Fees paid for financing arrangements	—	—	(3,482)
(Decrease) increase in cash overdraft balance	(5,449)	(3,580)	12,264
Payments for Omnicare common stock repurchases (Note 2)	(100,165)	—	—
Proceeds from stock offering, net of issuance costs	—	—	49,239
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(1,390)	(8,966)	(2,751)
Excess tax benefits from stock-based compensation	963	4,112	10,411
Dividends paid	(10,751)	(10,971)	(10,937)

Net cash flows used in financing activities	(209,066)	(175,139)	(60,114)

Effect of exchange rate changes on cash	(3,196)	2,912	1,079

Net increase (decrease) in cash and cash equivalents	(59,358)	136,414	(77,387)
Cash and cash equivalents at beginning of year	274,448	138,034	215,421

Cash and cash equivalents at end of year	$215,090	$274,448	$138,034

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2006	$122,619	$1,861,483	$1,127,915	$(78,418)	$(76,904)	$(14,649)	$2,942,046
Deferred compensation adjustment per adoption of SFAS 123R (Note 11)	—	(76,904)	—	—	76,904	—	—
Dividends paid ($0.09 per share)	—	—	(10,937)	—	—	—	(10,937)
Stock acquired/issued for benefit plans	—	3,596	—	6,743	—	—	10,339
Issuance of common stock	850	48,793	—	—	—	—	49,643
Stock option and warrant exercises and amortization/forfeitures	453	20,600	—	(572)	—	—	20,481
Stock awards, net of amortization/forfeitures	347	27,961	—	(14,508)	—	—	13,800

Subtotal	124,269	1,885,529	1,116,978	(86,755)	—	(14,649)	3,025,372

Net income	—	—	183,572	—	—	—	183,572
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	1,188	1,188
Unrealized depreciation in fair value of investments	—	—	—	—	—	(713)	(713)
Equity adjustment for minimum pension and long-term care plan liabilities	—	—	—	—	—	(8,902)	(8,902)

Comprehensive income (loss)	—	—	183,572	—	—	(8,427)	175,145

Adjustment to initially apply SFAS No. 158, net of tax (Note 12)	—	—	—	—	—	(37,066)	(37,066)

Balance at December 31, 2006	124,269	1,885,529	1,300,550	(86,755)	—	(60,142)	3,163,451
Cumulative FIN 48 adjustment (Note 13)			(5,804)				(5,804)
Dividends paid ($0.09 per share)	—	—	(10,971)	—	—	—	(10,971)
Stock acquired/issued for benefit plans	—	292	—	9,248	—	—	9,540
Stock option exercises and amortization/forfeitures	85	6,509	—	—	—	—	6,594
Stock awards, net of amortization/forfeitures	245	24,732	—	(12,284)	—	—	12,693

Subtotal	124,599	1,917,062	1,283,775	(89,791)	—	(60,142)	3,175,503

Net income	—	—	114,056	—	—	—	114,056
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	2,183	2,183
Unrealized appreciation in fair value of investments	—	—	—	—	—	3,823	3,823
Amortization of pension benefit costs	—	—	—	—	—	7,085	7,085
Actuarial loss on pension obligations	—	—	—	—	—	(10,552)	(10,552)
Equity adjustment for long-term care plan liabilities	—	—	—	—	—	(395)	(395)

Comprehensive income	—	—	114,056	—	—	2,144	116,200

Balance at December 31, 2007	124,599	1,917,062	1,397,831	(89,791)	—	(57,998)	3,291,703

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2007	124,599	1,917,062	1,397,831	(89,791)	—	(57,998)	3,291,703
Dividends paid ($0.09 per share)	—	—	(10,751)	—	—	—	(10,751)
Stock acquired/issued for benefit plans	—	(343)	—	2,319	—	—	1,976
Stock option exercises and amortization/forfeitures	264	10,138	—	—	—	—	10,402
Common stock repurchase	—	—	—	(100,165)	—	—	(100,165)
Stock awards, net of amortization/forfeitures	720	18,770	—	(5,541)	—	—	13,949

Subtotal	125,583	1,945,627	1,387,080	(193,178)	—	(57,998)	3,207,114

Net income	—	—	156,108	—	—	—	156,108
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	—	224	224
Unrealized appreciation in fair value of investments	—	—	—	—	—	4,940	4,940
Amortization of pension benefit costs	—	—	—	—	—	9,292	9,292
Actuarial gain on pension obligations	—	—	—	—	—	43,706	43,706

Comprehensive income	—	—	156,108	—	—	58,162	214,270

Balance at December 31, 2008	$125,583	$1,945,627	$1,543,188	$(193,178)	$—	$164	$3,421,384

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. At December 31, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,435,000 beds, including approximately 68,000 patients served by the patient assistance programs of its specialty pharmacy services business. The comparable number at December 31, 2007 was approximately 1,449,000 (including approximately 57,000 patients served by patient assistance programs). Omnicare provides its pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2008. Omnicare’s pharmacy services also include distribution and product support services for specialty pharmaceuticals. Omnicare’s contract research organization provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 30 countries worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006. Omnicare consolidates entities in which the Company is the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). FIN 46R requires variable interest entities to be consolidated if the Company is subject to a majority of the risk of loss from the entity’s activities or entitled to receive a majority of the entity’s returns, including residual returns. All significant intercompany accounts and transactions have been eliminated in consolidation.

Translation of Foreign Financial Statements

Assets and liabilities of the Company’s foreign operations (primarily in Omnicare’s contract research organization) are translated at the year-end rate of exchange, and the income statements are translated at average rates of exchange. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity.

Cash Equivalents

Cash equivalents include all investments in highly liquid instruments with original maturities of three months or less.

Restricted Cash

Restricted cash primarily represents cash transferred to separate irrevocable trusts for settlement of employee health and severance costs, and cash collected on behalf of a third party.

Fair Value of Financial Instruments

On January 1, 2008, the Company partially adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines a hierarchy which prioritizes the inputs in fair value measurements. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. The impact to the Company’s consolidated results of operations, financial position and cash flows upon partial adoption of SFAS 157 was not material. The Company elected to partially defer adoption of SFAS 157 related to goodwill and indefinite-lived intangible assets, as well as other non-financial assets, in accordance with FASB Staff Position 157-2.

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

The Company establishes allowances for doubtful accounts based on various factors, including historical credit losses and specifically identified credit risks. Management reviews the allowances for doubtful accounts on an ongoing basis for appropriateness. For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for 10% or more of revenues. The Company generally does not require collateral from its customers relating to the extension of credit in the form of accounts receivable balances.

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 41% of the

Company’s revenues in 2008 were generated under the Part D program. The Company estimates that approximately 23% of these Part D revenues relate to patients enrolled in Part D prescription drug plans sponsored by United Health Group and its affiliates (“United”). Prior to the implementation of the new Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans in the ordinary course. The Company may, as appropriate, renegotiate agreements. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of December 31, 2008, copays outstanding from Part D Plans were approximately $19 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $92 million (excluding interest) is owed to the Company by this group of customers as of December 31, 2008, of which approximately $86 million is past due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).

The provision for doubtful accounts for the year ended December 31, 2008 of $113.8 million was lower than the comparable prior-year amount of $213.6 million, by $99.8 million. The year ended 2007 includes an incremental charge taken in the fourth quarter relating to customer bankruptcies and other legal action against a group of customers for, among other things, the collection of past due receivables, a revised assessment of the administrative and payment issues associated with Prescription Drug Plans under Medicare Part D, particularly relating to the aging of copays and rejected claims, and the resultant adoption by the Company of a modification in its policy with respect to payment authorization for dispensed prescriptions under Medicare Part D and other payors.

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

In 2008, approximately one-half of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs. These programs include primarily federal Medicare Part D and, to a lesser extent, the state Medicaid programs. The remainder of Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers. As previously discussed, a portion of these revenues also was indirectly dependent on government programs. The table below represents the Company’s approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2008	2007	2006

Private pay, third-party and facilities (a)	44%	43%	43%
Federal Medicare program (Part D & Part B) (b)	42%	43%	42%
State Medicaid programs	10%	10%	12%
Other sources (c)	4%	4%	3%

Totals	100%	100%	100%

(a)

Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies under Part B totaling 1% in each of the 2008, 2007 and 2006 years.

(c)	Includes our contract research organization.

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

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment, software (acquired and internally developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the book carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its book carrying amount.

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

The book carrying amount of the Company’s property and casualty accrual available for self-insured retentions and deductibles, at December 31, 2008 and 2007, was $19.4 million and $14.5 million, respectively. The discount rate utilized in the computation of the property and casualty accrual balance at December 31, 2008 and 2007, with the assistance of the Company’s valuation advisors and giving consideration to anticipated claim lag periods, was 1.4% and 5.0%, respectively.

Revenue Recognition

Revenue is recognized by Omnicare when products are delivered or services are provided to the customer.

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors. Since billing functions for a portion of the Company’s revenue systems, are largely computerized enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor). For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims. The Company evaluates several criteria in developing the estimated contractual allowances for billed, unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented. Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2008 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position or cash flows.

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

Contract Research Services Segment

A portion of the Company’s overall revenues relates to the Contract Research Services (“CRO” or “CRO Services”) segment, and is earned by performing services under contracts with various pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics companies, based on contract terms. Most of the contracts provide for services to be performed on a units-of-service basis. These contracts specifically identify the units-of-service and unit pricing. Under these contracts, revenue is generally recognized upon completion of the units-of-service. For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units-of-service. The Company’s contracts provide for additional service fees for scope of work changes. The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue, on the respective lines of the Consolidated Balance Sheets.

Stock-Based Compensation

SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) requires the Company to record compensation costs relating to share-based payment transactions in its financial statements under a fair value recognition model. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period). The Company elected the “modified prospective method” of implementing SFAS 123R, which requires that SFAS 123R be applied to all new awards whose inception date follows the effective date of January 1, 2006, and all existing awards modified, repurchased or cancelled after January 1, 2006. In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006. Estimated compensation cost for awards that were outstanding as of January 1, 2006 is being recognized over the remaining service period using the compensation cost estimate included in the SFAS 123 pro forma disclosures at the time the awards were issued.

Delivery Expenses

Omnicare incurred expenses totaling approximately $204 million, $197 million and $190 million for the years ended December 31, 2008, 2007 and 2006, respectively, to deliver the products sold to its customers. Delivery expenses are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

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

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) adjustments at December 31, 2008 and 2007, net of aggregate applicable tax benefits of $2.5 million and $40.2 million, respectively, by component and in the aggregate, follow (in thousands):

	December 31,

	2008	2007

Cumulative foreign currency translation adjustments	$4,112	$3,888
Unrealized gain on fair value of investments	7,340	2,400
Pension and postemployment benefits	(11,288)	(64,286)

Total accumulated other comprehensive loss adjustments, net	$164	$(57,998)

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and stockholders’ equity at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and amounts reported in the accompanying notes to consolidated financial statements. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts and contractual allowance reserve; the net carrying value of inventories; acquisition-related accounting including goodwill and other indefinite-lived intangible assets, and the related annual impairment assessments; accruals pursuant to the Company’s restructuring initiatives; employee benefit plan assumptions and reserves; stock-based compensation; various other operating allowances and accruals (including employee health, property and casualty insurance accruals and related assumptions); fair value determinations; and current and deferred tax assets, liabilities and provisions. Actual results could differ from those estimates depending upon the resolution of certain risks and uncertainties.

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/regulatory inquiries; other contingent liabilities; loss or delay of contracts pertaining to the Company’s CRO Services segment for regulatory or other reasons; currency fluctuations between the U.S. dollar and other currencies; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company’s financial instruments, including the swap agreement and other derivative instruments; changes in employee benefit plan assumptions and reserves; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; the outcome of the Company’s annual goodwill and other identifiable intangible assets assessments; variations in costs or expenses; and changes in accounting rules and standards.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). Among other items, SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The Company is evaluating the effect of this recently issued standard on its future consolidated results of operations, financial position and cash flows. As of December 31, 2008, Omnicare’s minority interest obligation is not material to the Company’s financial position as a whole.

In December 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). Among other items, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the first annual reporting period beginning after November 15, 2008. The Company does not anticipate the effect of this standard to be material on its consolidated results of operations, financial position and cash flows based on its capital structure and financial instruments outstanding at period end.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company continues to evaluate the impact of this new authoritative guidance on Omnicare’s financial position, and currently estimates that the 2009 implementation will result in increased noncash interest expense of approximately $28 million during the year ended December 31, 2009. Further, the Company estimates that approximately $378 million of convertible debt will be reclassified from debt to equity in accordance with this new authoritative guidance. Omnicare expects that this new requirement will have no impact on its consolidated cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). FSP-EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect FSP-EITF 03-6-1 to have a material impact on its consolidated results of operations, financial position or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). Among other items, FSP FAS 132(R)-1 requires increased disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans such as how investment allocation decisions are made; major categories of plan assets; inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. The Company is evaluating the impact of this recently issued standard on its disclosures.

Reclassifications

Certain reclassifications of prior-year amounts have been made to conform with the current-year presentation.

Note 2 – Common Stock Repurchase Program

On March 27, 2008, the Company announced that its Board of Directors authorized a program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. During 2008, the Company repurchased approximately 4.1 million shares at a cost of approximately $100 million. Accordingly, the Company has utilized the full amount of share repurchase authority and completed the program. These repurchases were made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements. As of December 31, 2008, Omnicare had approximately 118.4 million shares of common stock outstanding.

Note 3 – Acquisitions

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

During the years ended December 31, 2008, 2007 and 2006, the Company completed 12, 20 and 17 acquisitions (all of which were in the Pharmacy Services segment) of businesses, respectively, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required cash payments of approximately $226 million, $151 million and $94 million (including amounts payable pursuant to acquisition agreements relating to prior-period acquisitions) in 2008, 2007 and 2006, respectively. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company continues to evaluate the tax effects and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions, and accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether or not certain future events occur. The agreements also typically include provisions containing a number of representations and covenants by the seller, and provide that if those representations are found not to have been true or if those covenants are violated, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the related agreement. Amounts contingently payable through 2009, primarily representing payments originating from earnout provisions, total approximately $54 million as of December 31, 2008 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made. The amount of cash paid for acquisitions of businesses in the Consolidated Statements of Cash Flows represents acquisition-related payments made in each of the years of acquisition, as well as acquisition-related payments made during each of the years pursuant to acquisition transactions entered into in prior-years.

Note 4 – Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,

	2008	2007

Cash	$72,932	$109,630
Money market funds	11,158	12,134
U.S. government-backed repurchase agreements	131,000	152,684

	$215,090	$274,448

Repurchase agreements represent investments in U.S. government-backed treasury issues at December 31, 2008 and 2007, under agreements to resell the securities to the counterparty. The term of the repurchase agreements usually span overnight, but in no case is longer than 30 days. The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the counterparty.

Note 5 – Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,

	2008	2007

Land	$3,646	$3,646
Buildings and building improvements	16,150	13,424
Computer equipment and software	261,934	250,714
Machinery and equipment	165,962	140,305
Furniture, fixtures and leasehold improvements	118,220	102,782

	565,912	510,871
Accumulated depreciation	(346,260)	(311,422)

	$219,652	$199,449

Note 6 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of January 1, 2007	$4,134,235	$90,776	$4,225,011
Goodwill acquired in the year ended December 31, 2007	102,238	—	102,238
Other	13,641	1,279	14,920

Balance as of December 31, 2007	4,250,114	92,055	4,342,169
Goodwill acquired in the year ended December 31, 2008	117,494	—	117,494
Other	(204,715)	(2,042)	(206,757)

Balance as of December 31, 2008	$4,162,893	$90,013	$4,252,906

The “Other” captions above include the settlement of acquisition matters relating to prior-year acquisitions, (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible asset valuations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate primarily to the CRO Services segment, as well as one pharmacy located in Canada which is included in the Pharmacy Services segment. During the year ended 2008, the Company recorded a decrease in goodwill and a corresponding decrease in deferred tax liabilities in the amount of approximately $186 million to adjust previously recorded book and tax basis differences in the stock of subsidiaries acquired in the acquisition of NeighborCare, Inc. (“NeighborCare”). The Company does not believe this adjustment is material to its current or prior-year Consolidated Financial Statements.

The Company performed its annual goodwill impairment assessment for the years ended December 31, 2008 and 2007 and concluded that goodwill had not been impaired.

The table below presents the Company’s other identifiable intangible assets at December 31, 2008 and 2007, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

	December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship assets	$381,026	$(123,397)	$257,629
Trademark and trade names	37,480	—	37,480
Non-compete agreements	49,343	(21,763)	27,580
Technology assets	17,920	(6,942)	10,978
Other	405	(303)	102

Total	$486,174	$(152,405)	$333,769

	December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship assets	$350,753	$(90,369)	$260,384
Trademark and trade names	29,580	—	29,580
Non-compete agreements	41,041	(19,331)	21,710
Technology assets	16,900	(5,054)	11,846
Other	405	(288)	117

Total	$438,679	$(115,042)	$323,637

Pretax amortization expense related to identifiable intangible assets was $37.4 million, $35.1 million and $34.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Omnicare’s trademark and trade names constitute identifiable intangible assets with indefinite useful lives based upon their expected useful lives and the anticipated effects of obsolescence, demand, competition and other factors per the requirements of SFAS 142. Accordingly, these trademarks and trade names are not amortized, but are reviewed annually for impairment. The Company performed its annual assessment for the years ended December 31, 2008 and 2007, and concluded that these assets had not been impaired.

Estimated annual pretax amortization expense for intangible assets subject to amortization at December 31, 2008 for the next five fiscal years is as follows (in thousands):

Year ended December 31,	Amortization Expense

2009	$38,998
2010	38,505
2011	37,349
2012	35,284
2013	32,590

Note 7 – Fair Value

On January 1, 2008, the Company partially adopted the provisions of SFAS No.157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines a hierarchy which prioritizes the inputs in fair value measurements. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. The impact to the Company’s consolidated results of operations, financial position and cash flows upon partial adoption of SFAS 157 was not material. The Company elected to partially defer adoption of SFAS 157 related to goodwill and indefinite-lived intangible assets, as well as other non-financial assets, in accordance with FASB Staff Position 157-2.

		Based on

	Fair Value at December 31, 2008	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:(1)
Rabbi trust assets (2)	$134,587	$134,587	$—	$—
Interest rate swap agreement - fair value hedge (3)	6,013	—	6,013	—
Derivatives (4)	—	—	—	—

Total	$140,600	$134,587	$6,013	$—

(1) For cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, and accounts payable, the net carrying value of these items approximates their fair value at period end. Further, at period end, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates. The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and, while not recorded on the Consolidated Balance Sheets and thus excluded from the fair value table above, are included in the table below.

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

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31,

	2008		2007

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$208,800	$250,000	$230,000
6.75% senior subordinated notes, due 2013	225,000	189,000	225,000	212,600
6.875% senior subordinated notes, due 2015	525,000	446,000	525,000	486,900
4.00% junior subordinated convertible debentures, due 2033	345,000	250,800	345,000	246,700
3.25% convertible senior debentures, due 2035	977,500	565,100	977,500	703,800

Note 8 – Leasing Arrangements

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2008 (in thousands):

Year ended December 31,

2009	$44,582
2010	32,674
2011	21,196
2012	17,509
2013	14,585
Later years	30,984

Total minimum payments required	$161,530

The Company has approximately $5 million in aggregate minimum rentals scheduled to be received in the future under noncancelable subleases as of December 31, 2008, which would serve to partially reduce the total minimum payments required as presented in the table above.

Total rent expense under operating leases for the years ended December 31, 2008, 2007 and 2006 were $79.5 million, $74.7 million and $70.8 million, respectively.

Note 9 – Debt

A summary of debt follows (in thousands):

	December 31,

	2008	2007

Revolving loans, due 2010	$—	$—
Term loan notes payable, due 2010	—	50,602
Senior term A loan, due 2010	400,000	450,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	4,913	8,831

Subtotal	2,727,413	2,831,933
Add (subtract) interest rate swap agreement	6,013	(7,990)
(Subtract) current portion of debt	(2,263)	(3,192)

Total long-term debt, net	$2,731,163	$2,820,751

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of December 31, 2008 (in thousands):

Year ended December 31,

2009	$2,263
2010	401,431
2011	694
2012	125
2013	475,066
Later years	1,847,834

Total debt payments	$2,727,413

Total cash interest payments made for the years ended December 31, 2008, 2007 and 2006 were $135.1 million, $156.0 million and $162.4 million. As of December 31, 2008, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

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

During the third quarter of 2005, the Company entered into a $3.4 billion Credit Agreement (the “Credit Agreement”) consisting of the aforementioned $1.9 billion 364-day loan facility, with original maturity dates spanning from July 26, 2006 through August 17, 2006 (the “364-Day Loans”), an $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”), and a $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). Interest on the outstanding balances of the 364-Day Loans was payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement). The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing. The 364-Day Loans were repaid in full in late 2005 with proceeds from the 2005 Common Stock Offering, the 6.75% Senior Notes, the 6.875% Senior Notes, and the 3.25% Convertible Debentures, as further described below. Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate (defined as, for any day, a rate of interest per annum equal to the higher of (a) the Prime Rate for such day and (b) the sum of Federal Funds Effective Rate (as defined in the Credit Agreement) for such day plus 0.50% per annum). The interest rate on the Revolving Loans and the Term Loans was 3.6% at December 31, 2008. The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

The Company primarily used the net proceeds from the Credit Agreement to repay outstanding borrowings, as of July 28, 2005, under a former 2003 credit facility totaling $123.1 million for a term A loan and $181 million for revolving credit facility loans (the “2003 Credit Facilities”), and for certain acquisitions, primarily NeighborCare. As of December 31, 2008, there was $400 million outstanding under the Term Loans, and no amount was drawn under the Revolving Loans.

In connection with the execution of the Credit Agreement, the Company has deferred debt issuance costs of $11.7 million. The Company amortized to expense approximately $3 million of the $11.7 million deferred debt issuance costs during each of the years ended December 31, 2008, 2007 and 2006.

In addition to the new Credit Agreement, the Company had additional borrowings in 2005 of approximately $43 million, primarily consisting of a note payable carrying a five-year term, which was paid in full during the three months ended December 31, 2008.

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

6.125% Senior Subordinated Notes

The Company completed, during the second quarter of 2003, its offering of $250 million of 6.125% senior subordinated notes due 2013. In connection with the issuance of the 6.125% Senior Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.7 million was amortized to expense in each of the three years ended December 31, 2008, 2007 and 2006, respectively. The 6.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

In connection with its offering of the 6.125% Senior Notes, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with respect to all $250 million of the aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 2.27%. The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June. The Company records interest expense on the 6.125% Senior Notes at the floating rate. The estimated LIBOR-based floating rate (including the 2.27% spread) was 4.07% as of December 31, 2008. The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement of approximately $6 million at December 31, 2008, is recorded in the “Other noncurrent assets” or “Other noncurrent liabilities” line of the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 6.125% Senior Notes.

6.75% Senior Subordinated Notes

On December 15, 2005, Omnicare completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013. In connection with the issuance of the 6.75% Senior Notes, the Company deferred $4.6 million in debt issuance costs, of which approximately $0.6 million was amortized to expense in each of the years ended December 31, 2008, 2007 and 2006, respectively. The 6.75% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

6.875% Senior Subordinated Notes

On December 15, 2005, Omnicare completed its offering of $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015. In connection with the issuance of the 6.875% Senior Notes, the Company deferred $10.7 million in debt issuance costs, of which approximately $1 million was amortized to expense in each of the years ended December 31, 2008, 2007 and 2006, respectively. The 6.875% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

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

Original 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures (the “Old 4.00% Debentures”) due 2033 to the Old Trust. The Old Trust is a 100%-owned finance subsidiary of the Company. The Company has fully and unconditionally guaranteed the securities of the Old Trust. The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Company common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity). The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS. In this circumstance, the holder of the convertible debenture will receive 0.125 percent of the average trading price during the predetermined period. Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision. The embedded derivatives are periodically valued, and at period end, the values of both derivatives embedded in the Old Trust PIERS were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows. Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS. Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

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

As of December 31, 2008 and 2007, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the December 31, 2008 and 2007 Consolidated Balance Sheets.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $11.1 million in debt issuance costs, of which approximately $0.4 million was amortized to expense in each of the years ended December 31, 2008, 2007 and 2006.

3.25% Convertible Senior Debentures

On December 15, 2005, Omnicare completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035, including the exercise in full by the underwriters of their option to purchase additional debentures. The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter or during any five consecutive trading days period if, during each of the previous five consecutive trading days, the trading price of the convertible debentures for each day was less than 98 percent of the then current conversion price. The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances, up to a rate not to exceed 1.99 times the original 3.25 percent interest rate per year. The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures. Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision. The embedded derivatives are valued periodically, and at period end, the values of the derivatives embedded in the 3.25% Convertible Debentures were not material. However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows. In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred approximately $26.9 million in debt issuance costs, of which approximately $2.7 million was amortized to expense for the years ended December 31, 2008, 2007 and 2006.

Note 10 – Public Offering of Common Stock

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

Note 11 – Stock-Based Compensation

At December 31, 2008, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described more fully below.

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

Under these plans, stock options vest and become exercisable at varying points in time, ranging up to four years in length, and have terms that generally span ten years from the grant date. Stock option awards are granted with an exercise price at least equal to the fair market value of Company stock upon grant. Omnicare’s normal practice is to issue new shares upon stock option exercise. Certain stock option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

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

Stock Awards

Non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically a seven-year period (with a greater proportion vesting in the latter years), or three to ten-year periods (vesting on a straight-line basis). Unrestricted stock awards are granted annually to all members of the Board of Directors, and non-employee directors also receive non-vested stock awards that generally vest on the third anniversary of the date of grant. The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

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

The assumptions used to value stock options granted during the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Expected volatility	35%	30%	30%
Risk-free interest rate	2.2%	3.5%	4.6%
Expected dividend yield	0.4%	0.2%	0.2%
Expected term of options (in years)	4.7	4.7	4.6
Weighted average fair value per option	$7.56	$10.93	$13.25

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of restricted stock awards over the vesting term in accordance with the vesting schedule. Unrestricted stock awards were expensed during the period granted. The estimated compensation cost was based on the fair market value of Omnicare’s common stock on the date of the grant. Effective January 1, 2006, the Company recognizes the compensation cost of restricted stock awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period, with the amount of stock award compensation cost recognized as of any balance sheet date being at least equal to the portion of the grant-date value of the award that is vested at that date. Further, unrestricted stock awards are expensed during the year granted.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the year ended December 31, 2008 is approximately $5.0 million and $22.5 million, approximately $4.1 million and $19.9 million for the year ended December 31, 2007, and approximately $4.3 million and $20.7 million for the year ended December 31, 2006, respectively.

As of December 31, 2008, there was approximately $67 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately 5.5 years. The total grant date fair value of shares vested during the year ended December 31, 2008 related to stock awards and stock options was approximately $20.4 million and $3.3 million, respectively.

General Stock Option Information

A summary of stock option activity under the plans for the years ended December 31, 2008, 2007 and 2006 is presented below (in thousands, except exercise price data):

	2008		2007		2006

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	7,259	$30.78	7,663	$31.34	7,309	$29.84
Options granted	818	23.88	125	33.40	878	40.94
Options exercised	(264)	15.78	(85)	23.66	(449)	24.77
Options forfeited	(465)	36.52	(444)	42.63	(75)	37.13

Options outstanding, end of year	7,348	30.19	7,259	30.78	7,663	31.34

Options exercisable, end of year	5,969	$30.10	5,952	$27.74	5,627	$26.17

The total exercise date intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $3.6 million, $1.3 million and $13.6 million, respectively.

The following summarizes information about stock options outstanding and exercisable as of December 31, 2008 (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$7.72 - $15.45	1,034	0.5	$15.28	1,034	0.5	$15.28
15.46 - 23.17	1,126	2.8	18.91	1,047	2.3	18.70
23.18 - 30.90	2,752	5.8	26.43	1,986	4.5	27.24
30.91 - 38.61	111	7.3	35.15	23	4.6	35.19
38.62 - 61.79	2,325	6.7	46.49	1,879	6.4	47.55

$7.72 - $61.79	7,348	4.9	$30.19	5,969	4.0	$30.10

General Restricted Stock Award Information

A summary of nonvested restricted stock awards for the years ended December 31, 2008, 2007 and 2006 is presented below (in thousands, except fair value data):

	2008		2007		2006

	Shares	Weighted Average Grant Date Price	Shares	Weighted Average Grant Date Price	Shares	Weighted Average Grant Date Price

Nonvested shares, beginning of year	2,103	$37.27	2,617	$34.56	2,967	$29.80
Shares awarded	720	23.57	239	38.70	344	56.15
Shares vested	(627)	32.54	(699)	27.01	(659)	24.43
Shares forfeited	(29)	27.31	(54)	44.74	(35)	33.60

Nonvested shares, end of year	2,167	$34.23	2,103	$37.27	2,617	$34.56

Note 12 – Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company’s acquisitions. The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”). The Company matches employee contributions in varying degrees (either in shares of the Company’s common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents. Expense relating primarily to the Company’s matching contributions for these defined contribution plans for the years ended

December 31, 2008, 2007 and 2006 was $7.0 million, $6.8 million and $6.9 million, respectively.

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

In addition, the Company had a supplemental pension plan (“SPP”) in which certain of its officers participated. Retirement benefits under the SPP were calculated on the basis of a specified percentage of the officers’ covered compensation, years of credited service and a vesting schedule, as specified in the plan document. All benefits under the SPP became fully vested and accrued as of January 1, 2008. In February of 2008, all participants received a lump sum payment, totaling approximately $7.3 million, of all their fully accrued benefits under the SPP.

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

Components of Net Periodic Pension Cost and Other Amounts
Recognized in Other Comprehensive Income (Pre-tax)
(in thousands):

	For the years ended December 31,

	2008	2007	2006

Net Periodic Pension Cost (Pre-tax):
Service cost	$5,121	$4,348	$2,245
Interest cost	9,542	8,204	4,173
Amortization of deferred amounts (primarily prior actuarial losses)	14,694	11,607	4,362
Return on assets	(483)	(189)	(176)

Net periodic pension cost	28,874	23,970	10,604

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Pre-tax):
Net (gain) loss	(71,435)	17,002	N/A
Amortization of net (loss)	(14,680)	(11,583)	N/A
Amortization of prior service cost	(14)	(24)	N/A
Adjustment for minimum pension liability included in other comprehensive income (pre-FAS 158)	N/A	N/A	13,099

Total (gain) loss recognized in other comprehensive income	(86,129)	5,395	13,099

Total (gain) loss recognized in net periodic pension cost and other comprehensive income	$(57,255)	$29,365	$23,703

The estimated amount of net loss in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost during the 2009 year is approximately $1.0 million.

The actuarial assumptions used to calculate net periodic pension costs for years ended December 31 were as follows:

	2008	2007	2006

Discount rate	5.80%	5.80%	5.50%
Rate of increase in compensation levels	25.00%	23.00%	13.00%
Expected rate of return on assets	6.00%	6.00%	6.00%

The actuarial assumptions used to calculate the benefit obligations at the end of plan year were as follows:

	2008	2007	2006

Discount rate	5.60%	5.80%	5.80%
Rate of increase in compensation levels	10.00%	25.00%	23.00%
Expected rate of return on assets	6.00%	6.00%	6.00%

The discount rate assumption was determined giving consideration primarily to the Citigroup Pension Liability Index (as well as the Moody’s Aa Corporate Bond Index in 2006), and consultation with the Company’s outside employee benefit plan actuary professionals. It should be noted that the actuarial calculation is highly dependent upon the stock price on the date(s) of stock award vesting and, accordingly, can fluctuate significantly with changes in Omnicare’s stock price. The expected rate of return on assets was estimated based primarily on the historical rate of return on intermediate-term U.S. Government securities.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, which required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs, which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

Obligations and Funded Status
(in thousands):

	For the years ended December 31,

	2008		2007

Change in Plan Assets:
Fair value of plan assets at end of prior year	$3,561		$3,179
Actual return on plan assets	483		314
Employer contributions	7,432		167
Benefits paid (including SPP plan settlements)	(7,447)		(99)

Fair value of plan assets at end of year	$4,029	(1)	$3,561	(1)

Change in Projected Benefit Obligation:
Projected benefit obligation at end of prior year	$173,915		$144,335
Service cost	5,121		4,348
Interest cost	9,542		8,204
Actuarial (gain)/loss	(71,435)		17,127
Benefits paid (including SPP plan settlements)	(7,447)		(99)

Projected benefit obligation at end of year	$109,696		$173,915

Funded Status:
Projected benefit obligation in excess of plan assets	$(105,667	) (1)	$(170,354	) (1)

Accumulated Benefit Obligation at end of year	$107,335		$106,243

(1)

In addition to the irrevocable trust assets presented in the table above, the Company has invested additional funds for settlement of the Company’s pension obligations in rabbi trusts, which totaled $134.6 million and $123.0 million as of December 31, 2008 and 2007, respectively. Since rabbi trust assets do not serve to offset the Company’s pension obligation for accounting purposes per U.S. GAAP, the funded status above has been reflected as the difference between the projected benefit obligation for all plans and the irrevocable trust plan assets of the Qualified Plan.

The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk.

Amounts Recognized in the Consolidated Balance
Sheets Consist of (in thousands):

	December 31,

	2008	2007

Current liabilities	$5,173	$8,805
Noncurrent liabilities	100,494	161,549

Total	$105,667	$170,354

Amounts Recognized in Accumulated Other Comprehensive Income (Pretax) Consist of:
Net loss	$16,188	$102,303
Prior service cost	—	14

Total	$16,188	$102,317

Information for Pension Plans with an Accumulated
Benefit Obligation in excess of Plan Assets
(in thousands):

	December 31,

	2008	2007

Qualified Plan:
Projected benefit obligation	$4,619	$4,215
Accumulated benefit obligation	4,619	4,215
Fair value of plan assets (1)	4,029	3,561

EBP Plan:
Projected benefit obligation	105,077	162,196
Accumulated benefit obligation	102,716	94,524
Fair value of plan assets (1)	—	—

SPP Plan:
Projected benefit obligation	—	7,504
Accumulated benefit obligation	—	7,504
Fair value of plan assets (1)	—	—

Grand Totals:
Projected benefit obligation	109,696	173,915
Accumulated benefit obligation	107,335	106,243
Fair value of plan assets (1)	4,029	3,561

(1)	See “Obligations and Funded Status” table of this note for further discussion.

The estimated aggregate contributions to the rabbi trusts expected to be funded during the year ended December 31, 2009, relating to the Company’s pension obligations and based on the actuarial assumptions in place at year end 2008, are not anticipated to be significant. Additionally, no funding is anticipated to be necessary relating to the Qualified Plan.

Projected benefit payments, which reflect expected future service, as appropriate, for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter as of December 31, 2008 are estimated as follows (in thousands):

2009	$5,173
2010	90,245
2011	1,757
2012	3,020
2013	2,574
Years 2014 - 2018	14,048

The Company also has a Long-Term Care Insurance Policy that provides post retirement health care benefits for certain headquarters employees. The plan expense for each of the three years ended December 31, 2008 was not significant, and the related liability as of December 31, 2008 is $0.6 million. Further, the adjustment to other comprehensive income for the year ended December 31, 2008 was immaterial, and the full year 2007 adjustment totaled $0.4 million.

Note 13 – Income Taxes

Provision

The provision for income taxes is comprised of the following (in thousands):

	For the years ended December 31,

	2008	2007	2006

Current provision	$37,430	$31,233	$55,322
Deferred provision	66,649	41,209	81,602

Total income tax provision	$104,079	$72,442	$136,924

Tax benefits related to the exercise of stock options and stock awards have been (debited) credited to paid-in capital in amounts of $(1.2) million, $3.3 million and $11.2 million for 2008, 2007 and 2006, respectively.

Effective Income Tax Rate

The difference between the Company’s reported income tax expense and the federal income tax expense computed at the statutory rate of 35% is explained in the following table (in thousands):

	For the years ended December 31,

	2008		2007		2006

Federal income tax at the statutory rate	$91,065	35.0%	$65,274	35.0%	$112,174	35.0%
State, local and foreign income taxes, net of federal income tax benefit	5,593	2.1	4,260	2.3	5,640	1.8
Other, net (including tax accrual adjustments)	7,421	2.9	2,908	1.5	19,110	5.9

Total income tax provision	$104,079	40.0%	$72,442	38.8%	$136,924	42.7%

Included in the “Other, net” row of the preceding table for the year ended December 31, 2006 is approximately $20.6 million representing the non-deductible portion of litigation settlements, or 6.4 percentage points of the overall 2006 effective tax rate of 42.7%.

Income tax payments, net, amounted to $13.6 million, $30.1 million and $16.7 million in 2008, 2007 and 2006, respectively.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2008	2007

Accrued liabilities	$115,038	$122,913
Accounts receivable reserves	105,453	109,160
Net operating loss (“NOL”) carryforwards	91,080	98,248
Pension obligations	40,803	63,714
Other	29,008	27,817

Gross deferred tax assets, before valuation allowances	381,382	421,852
Valuation allowances	(23,337)	(30,221)

Gross deferred tax assets, net of valuation allowances	$358,045	$391,631

Amortization of intangibles	$466,193	$407,959
Contingent convertible debentures interest	90,653	62,689
Fixed assets and depreciation methods	22,683	21,266
Current and noncurrent assets	17,562	13,371
Subsidiary stock basis	10,943	206,885
Other	5,860	3,011

Gross deferred tax liabilities	$613,894	$715,181

As of December 31, 2008, the Company has remaining deferred tax benefits related to its federal, state and foreign net operating losses totaling $91.1 million ($40.9 million federal, $48.8 million state and $1.4 million foreign). These NOLs will expire, in varying amounts, beginning in 2009 through 2028. The potential future tax benefits of the NOLs have been offset by $23.3 million of valuation allowance based on the Company’s analysis of the likelihood of generating sufficient taxable income in the various jurisdictions to utilize the benefits before expiration.

Uncertain Tax Positions
FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) became effective on January 1, 2007. FIN 48 provides guidance for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return. Under FIN 48, recognition and measurement are considered discrete events. The recognition threshold is met when it is determined a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements.

At January 1, 2008, the Company had gross unrecognized tax benefits of $78.2 million and ended the year with the gross unrecognized tax benefits of $67.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2008	2007

Unrecognized tax benefits at beginning of year	$78,199	$77,151
Additions based on tax positions related to the current year	3,108	5,700
Additions for tax positions of prior years	5,159	888
Reductions for tax positions of prior years	(11,906)	(1,543)
Settlement reductions	(1,517)	(2,257)
Reductions for tax positions settled through the expirations of the statute of limitations	(5,572)	(1,740)

Unrecognized tax benefits at end of year	$67,471	$78,199

Included in the balance at December 31, 2008 are $53.6 million of unrecognized tax benefits, net of federal tax benefit, that, if recognized, would affect the effective tax rate. The liabilities for unrecognized tax benefits are carried in “Other noncurrent liabilities” on the Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. However, it is reasonably possible that $30.1 million, net of federal tax benefit, of unrecognized federal and state tax benefits will reverse within one year of the balance sheet date due to the expiration of statutes of limitations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses. During the year ended December 31, 2008, the Company recognized approximately $1.7 million in interest, net of federal tax benefit, and penalties. The Company had approximately $10.7 million for the payment of interest and penalties accrued at December 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005, and state and local, or non-U.S. income tax examinations, by tax authorities for years before 2004.

Note 14 - Earnings Per Share Data

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	For the years ended December 31,

2008:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$156,108	117,466	$1.33

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	279	275
Stock options, warrants and awards	—	572

Diluted EPS
Net income plus assumed conversions	$156,387	118,313	$1.32

2007:

Basic EPS
Net income	$114,056	119,380	$0.96

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	284	295
Stock options, warrants and awards	—	1,583

Diluted EPS
Net income plus assumed conversions	$114,340	121,258	$0.94

2006:

Basic EPS
Net income	$183,572	118,480	$1.55

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	289	1,480
Stock options, warrants and awards	—	2,576

Diluted EPS
Net income plus assumed conversions	$183,861	122,536	$1.50

During the years ended December 31, 2008, 2007 and 2006, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and stock awards excluded from the computation of the diluted EPS for those years totaled approximately 6.5 million, 4.3 million and 1.6 million, respectively.

Note 15 – Restructuring and Other Related Charges

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

This program is expected to be completed over a multi-year period and is estimated to result in total pretax restructuring and other related charges of approximately $93 million. As presented in further detail below, the Company recorded restructuring and other related charges for the Omnicare Full Potential Program of approximately $36 million, $29 million and $17 million pretax during the years ended December 31, 2008, 2007 and 2006, respectively (approximately $22 million, $18 million and $11 million aftertax, respectively), or cumulative aggregate restructuring and other related charges of approximately $83 million before taxes through 2008. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 160 positions had been eliminated as of December 31, 2008. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

	2006 Provision/ Accrual	Utilized during 2006	Balance at December 31, 2006	2007 Provision/ Accrual	Utilized during 2007

Restructuring charges:
Employee severance	$6,465	$(3,775)	$2,690	$2,300	$(4,955)
Employment agreement buy-outs	—	—	—	2,546	(1,347)
Lease terminations	383	(309)	74	5,389	(2,335)
Other assets, fees and facility exit costs	3,859	(2,690)	1,169	8,992	(8,303)

Total restructuring charges	10,707	$(6,774)	$3,933	19,227	$(16,940)

Other related charges	6,759			10,235

Total restructuring and other related charges	$17,466			$29,462

	Balance at December 31, 2007	2008 Provision/ Accrual	Utilized during 2008	Balance at December 31, 2008

Restructuring charges:
Employee severance	$35	$4,578	$(4,613)	$—
Employment agreement buy-outs	1,199	337	(1,501)	35
Lease terminations	3,128	9,513	(3,756)	8,885
Other assets, fees and facility exit costs	1,858	15,897	(15,361)	2,394

Total restructuring charges	$6,220	30,325	$(25,231)	$11,314

Other related charges		5,459

Total restructuring and other related charges		$35,784

As of December 31, 2008, the Company has made cumulative payments of approximately $16 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at December 31, 2008 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits;” and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

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

The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations and other assets, professional fees and facility exit costs. Details of the 2005 Program restructuring charge liabilities follow (pretax, in thousands):

	2005 Provision/ Accrual	Utilized during 2005	Balance at December 31, 2005	2006 Provision/ Accrual	Utilized during 2006

Restructuring charges:
Employee severance	$4,364	$(1,555)	$2,809	$2,027	$(3,246)
Employment agreement buy-outs	1,666	(932)	734	1,459	(1,982)
Lease terminations	11,187	(1,354)	9,833	3,077	(5,346)
Other assets, fees and facility exit costs	1,562	(227)	1,335	3,003	(3,393)

Total restructuring charges	$18,779	$(4,068)	$14,711	9,566	$(13,967)

Other related charges				2,530

Total restructuring and other related charges				$12,096

	Balance at December 31, 2006	Adjustments during 2007	Utilized during 2007	Balance at December 31, 2007	Utilized during 2008	Balance at December 31, 2008

Restructuring charges:
Employee severance	$1,590	$(1,218)	$(70)	$302	$(6)	$296
Employment agreement buy-outs	211	(361)	150	—	—	—
Lease terminations	7,564	—	(2,585)	4,979	(1,745)	3,234
Other assets, fees and facility exit costs	945	—	(931)	14	—	14

Total restructuring charges	$10,310	$(1,579)	$(3,436)	$5,295	$(1,751)	$3,544

As of December 31, 2008, the Company has made cumulative payments of approximately $8 million of severance and other employee-related costs. The remaining liabilities at December 31, 2008 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

Note 16 – Shareholders’ Rights Plan

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

Note 17 – Commitments and Contingencies

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

As previously disclosed, the United States Attorney’s Office, District of Massachusetts is conducting an investigation relating to the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. Any actions resulting from this investigation could result in civil or criminal proceedings against the Company. The Company believes that it has complied with all applicable laws and regulations with respect to these matters. Omnicare has recorded a special litigation charge of $40 million pretax in its financial results for the fourth quarter and full year ended December 31, 2008 to establish a settlement reserve in connection with this litigation. This special litigation charge relates to the Company’s estimate of potential settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter.

On October 27, 2008, the U.S. District Court in Boston, Massachusetts unsealed a qui tam complaint against the Company that was originally filed under seal with the court on July 16, 2002. This action was brought by Deborah Maguire as a private party “qui tam relator” on behalf of the federal government and various state governments. On September 16, 2008, the U.S. Government filed a Notice that it is not intervening in the action at this time.

A qui tam action is always filed under seal. Before a qui tam action is unsealed, and typically following an investigation by the government initiated after the filing of the qui tam action, the government is required to notify the court of its decision whether to intervene in the action. The government could seek to intervene in this qui tam action in the future with permission from the court. Where the government ultimately declines to intervene, the qui tam relators may continue to pursue the litigation at their own expense on behalf of the federal or state government and, if successful, would receive a portion of the government’s recovery.

The action brought by Ms. Maguire alleges civil violations of the False Claims Act, 31 U.S.C. (S) 3729 et seq. and various state false claims statutes based on allegations that the Company: submitted claims for name brand drugs when actually providing generic versions of the same drug to nursing homes; provided consultant pharmacist services to its customers at below-market rates to induce the referral of pharmaceutical business in violation of the Anti-Kickback Statute, 42 U.S.C. 1320a-7b; and accepted discounts from drug manufacturers in return for recommending that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute. The unsealed action seeks damages provided for in the False Claims Act and applicable state statutes.

In addition, on October 30 and 31, 2008, Omnicare was provided with copies of two complaints against Omnicare and other defendants that were previously filed under seal with the U.S. District Court in Boston, Massachusetts. One complaint was brought by Bernard Lisitza, and the other by David Kammerer, both as private party “qui tam relators” on behalf of the federal government and various state governments. The U.S. Government has notified the court that it is not intervening in these actions at this time.

The action brought by Mr. Kammerer alleges civil violations of the False Claims Act, 31 U.S.C. (S) 3729 et seq. and various state statutes based on allegations that Omnicare accepted rebates, post-purchase discounts, grants and other forms of remuneration from drug manufacturers in return for purchasing pharmaceuticals from those manufacturers and taking steps to increase the purchase of those manufacturers’ drugs in violation of the Anti-Kickback Statute, 42 U.S.C. (S) 1320a-7b and applicable state statutes. The action brought by Mr. Lisitza alleges civil violations of the False Claims Act and various state statutes based on allegations that Omnicare: accepted rebates from drug manufacturers in return for recommending to physicians that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute and applicable state statutes; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; and substituted certain pharmaceuticals without physician authorization. The unsealed actions seek damages provided for in the False Claims Act and applicable state statutes.

In addition to the unsealed qui tam actions described above, the Company is aware of two other qui tam complaints against it and other companies that have been filed with the U.S. District Court in Boston, Massachusetts and remain under seal.

The Company believes that all of the allegations described above are without merit and intends to vigorously defend itself in these actions if pursued.

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

On July 11, 2006, the Attorney General’s Office in Michigan provided the Company’s legal counsel with information concerning its investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 5, 2006, the Company entered into a voluntary settlement agreement and a Corporate Integrity Agreement with the State of Michigan to resolve the Michigan Attorney General’s investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services. Under the terms of the settlement agreement, the Company paid the State of Michigan approximately $43 million, with an additional amount of approximately $6 million to be paid over the following three years. The Company also reached an agreement in principle with the State of Michigan to resolve claims relating to billing by Specialized Pharmacy Services for drugs provided to hospice patients for a settlement amount of approximately $3.5 million. On October 26, 2007, the Company entered into settlement agreements with the federal government and the State of Michigan to resolve these hospice claims. Under the terms of the October 26, 2007 settlement agreements, the Company paid the federal government and the State of Michigan an aggregate amount of approximately $3.5 million. In connection with the settlements, the November 9, 2006 Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General was also amended to cover certain hospice billing matters. The settlement agreements do not include any finding of wrongdoing or any admission of liability. The Company recorded a special litigation charge of $54.0 million pretax ($46.7 million aftertax) in its financial results for 2006 based on the terms of the settlement agreement. The Corporate Integrity Agreement with the State of Michigan requires that the Company and Specialized Pharmacy Services maintain Specialized Pharmacy Services’ compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding compliance with Medicaid policies governing access to pharmacy facilities and records, unit dose billing agreements, consumption billing, hospice patient terminal illness prescriptions and prescriptions dispensed after a patient’s death. The requirements of the Corporate Integrity Agreement have resulted in increased costs to maintain Specialized Pharmacy Services’ compliance program and could result in greater scrutiny by Michigan regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves. The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case. Oral argument was held on September 18, 2008.

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

The years ended 2008, 2007 and 2006 included a $99.3 million, $42.5 million and $13.6 million pretax charge ($68.7 million, $26.4 million and $8.6 million after taxes), respectively, reflected in the “Litigation and other related professional fees” line of the Consolidated Statements of Income, primarily for litigation-related professional expenses in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts (including the aforementioned $40 million pretax special charge); the purported class and derivative actions; the investigation by the federal government and certain states relating to drug substitutions; the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party; and the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen the Heartland facility. The Company continues to work to address and resolve all issues, and restore centralized repackaging to full capacity. In order to temporarily replace the capacity of the Heartland facility, the Company ramped up production in its other repackaging facility, as well as onsite in its individual pharmacies for use by their patients. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs, and as a result, the year ended 2008 included special charges of approximately $6.4 million pretax ($5.5 million and $0.9 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($3.9 million after taxes) for costs associated with the quality control, product recall and fire damage issues at Heartland (“Heartland Matters”). The associated costs for the year ended 2007 included special charges of approximately $17.2 million pretax ($14.8 million and $2.4 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($10.7 million after taxes) for costs associated with the Heartland matters. Beginning in the third quarter, the year ended 2006 included special charges of $33.7 million pretax ($27.7 million and $6.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($21.2 million after taxes) for these increased costs, particularly relating to the write-off of inventory totaling $18.9 million pretax, as well as $14.8 million pretax for the incremental costs associated with the Heartland matters. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of December 31, 2008, the Company has received no material insurance recoveries. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010.

Although the Company cannot know with certainty the ultimate outcome of the matters described in the preceding paragraphs, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows or, in the case of the investigations regarding certain drug substitutions, the investigation by the United States Attorney's Office, District of Massachusetts and the matters relating to the Heartland facility, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges recorded by the Company.

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

Note 18 – Segment Information

Based on the “management approach” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at December 31, 2008. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries in 30 countries around the world at December 31, 2008, including the United States.

The table below presents information about the segments as of and for the years ended December 31, 2008, 2007 and 2006, and should be read in connection with the paragraphs that follow (in thousands):

	For the years ended December 31,

2008:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$6,107,287	$203,320	$—	$6,310,607
Depreciation and amortization expense	(85,359)	(1,836)	(30,213)	(117,408)
Restructuring and other related charges	(31,130)	(1,695)	(2,959)	(35,784)
Litigation and other related professional fees	(99,267)	—	—	(99,267)
Heartland matters	(6,445)	—	—	(6,445)
Operating income (expense)	496,578	15,908	(118,031)	394,455
Total assets	6,896,243	171,442	392,033	7,459,718
Capital expenditures	(58,130)	(2,544)	(439)	(61,113)

2007:

Net sales	$6,024,871	$195,139	$—	$6,220,010
Depreciation and amortization expense	(83,818)	(1,867)	(27,718)	(113,403)
Restructuring and other related charges	(20,065)	(2,767)	(5,051)	(27,883)
Litigation and other related professional fees	(42,516)	—	—	(42,516)
Heartland matters	(17,193)	—	—	(17,193)
Operating income (expense)	439,148	10,378	(107,583)	341,943
Total assets	6,971,072	188,116	434,591	7,593,779
Capital expenditures	(41,370)	(1,819)	(2,081)	(45,270)

2006:

Net sales	$6,321,141	$171,852	$—	$6,492,993
Depreciation and amortization expense	(86,559)	(1,956)	(31,150)	(119,665)
Restructuring and other related charges	(22,565)	(2,374)	(4,623)	(29,562)
Litigation and other related professional fees	(114,778)	—	—	(114,778)
Heartland matters	(33,726)	—	—	(33,726)
Operating income (expense)	560,991	5,340	(86,005)	480,326
Total assets	6,962,764	168,853	266,854	7,398,471
Capital expenditures	(28,810)	(763)	(1,678)	(31,251)

The following summarizes net sales and long-lived assets, by geographic area, as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Net Sales			Long-Lived Assets

	2008	2007	2006	2008	2007	2006

United States	$6,238,340	$6,154,377	$6,428,533	$217,638	$195,859	$196,866
Foreign	72,267	65,633	64,460	2,014	3,590	3,559

Total	$6,310,607	$6,220,010	$6,492,993	$219,652	$199,449	$200,425

The determination of foreign sales is based on the country in which the sales originate. No individual foreign country’s sales were material to the consolidated sales of Omnicare. In accordance with EITF No. 01-14, Omnicare included in its reported CRO Segment net sales, amount, for the years ended December 31, 2008, 2007 and 2006, reimbursable out-of-pockets totaling $18.9 million, $20.4 million and $17.2 million, respectively, for the United States geographic area; $12.4 million, $11.3 million and $8.4 million, respectively, for the foreign geographic area; and $31.3 million, $31.7 million and $25.6 million, respectively, for the total net sales.

Note 19 – Summary of Quarterly Results (Unaudited)

The following table presents the Company’s quarterly financial information for 2008 and 2007 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2008
Net sales(a)	$1,558,979	$1,550,152	$1,603,389	$1,598,087	$6,310,607
Cost of sales(a)	1,177,763	1,166,461	1,187,585	1,180,874	4,712,683
Heartland matters	1,574	1,560	1,041	1,356	5,531

Gross profit	379,642	382,131	414,763	415,857	1,592,393
Selling, general and administrative expenses	236,597	237,019	237,889	236,666	948,171
Provision for doubtful accounts	30,392	25,767	28,911	28,732	113,802
Restructuring and other related charges	6,448	10,784	7,655	10,897	35,784
Litigation and other related professional fees	21,642	16,022	13,479	48,124	99,267
Heartland matters	319	180	129	286	914

Operating income	84,244	92,359	126,700	91,152	394,455
Investment income	2,611	1,959	1,441	3,771	9,782
Interest expense	(37,056)	(35,940)	(36,908)	(34,146)	(144,050)

Income before income taxes	49,799	58,378	91,233	60,777	260,187
Income tax provision	19,855	21,573	33,528	29,123	104,079

Net income	$29,944	$36,805	$57,705	$31,654	$156,108

Earnings per share:(b)
Basic	$0.25	$0.31	$0.50	$0.27	$1.33

Diluted	$0.25	$0.31	$0.49	$0.27	$1.32

Dividends per common share	$0.0225	$0.0225	$0.0225	$0.0225	$0.09

Weighted average number of common shares outstanding:
Basic	119,848	117,901	115,983	116,166	117,466

Diluted	120,538	118,672	117,483	116,965	118,313

Comprehensive income	$39,071	$36,001	$58,486	$80,712	$214,270

Note 19 – Summary of Quarterly Results (Unaudited)-Continued

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2007
Net sales(a)	$1,577,065	$1,549,157	$1,536,989	$1,556,799	$6,220,010
Cost of sales(a)	1,190,993	1,150,109	1,151,327	1,174,192	4,666,621
Heartland matters	4,296	4,015	3,320	3,157	14,788

Gross profit	381,776	395,033	382,342	379,450	1,538,601
Selling, general and administrative expenses	225,609	228,008	229,683	226,994	910,294
Provision for doubtful accounts	28,904	29,899	30,362	124,395	213,560
Restructuring and other related charges	9,174	6,250	4,957	7,502	27,883
Litigation and other related professional fees	6,907	9,010	9,192	17,407	42,516
Heartland matters	1,496	896	328	(315)	2,405

Operating income	109,686	120,970	107,820	3,467	341,943
Investment income	1,921	2,102	2,369	2,323	8,715
Interest expense	(42,048)	(41,718)	(40,925)	(39,469)	(164,160)

Income (loss) before income taxes	69,559	81,354	69,264	(33,679)	186,498
Income tax provision	26,572	32,113	26,667	(12,910)	72,442

Net income (loss)	$42,987	$49,241	$42,597	$(20,769)	$114,056

Earnings (loss) per share:(b)
Basic	$0.36	$0.41	$0.36	$(0.17)	$0.96

Diluted	$0.35	$0.41	$0.35	$(0.17)	$0.94

Dividends per common share	$0.0225	$0.0225	$0.0225	$0.0225	$0.09

Weighted average number of common shares outstanding:
Basic	119,077	119,389	119,466	119,585	119,380

Diluted	121,378	121,371	121,229	119,585	121,258

Comprehensive income (loss)	$45,375	$49,831	$47,334	$(26,340)	$116,200

Notes to Summary of Quarterly Results:

(a)

In accordance with EITF No. 01-14, Omnicare has recorded reimbursements received for “out-of-pocket” expenses on a grossed-up basis in total net sales and total cost of sales for both the 2008 and 2007 periods. EITF No. 01-14 relates solely to the Company’s CRO Services business.

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

Note 20 – Guarantor Subsidiaries

The Company’s 6.125% Senior Notes due 2013, the 6.75% Senior Notes due 2013 and the 6.875% Senior Notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2008 and 2007 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2008. Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 20 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income

(in thousands)	For the years ended December 31,

2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$6,080,555	$230,052	$—	$6,310,607
Cost of sales	—	4,537,311	175,372	—	4,712,683
Heartland matters	—	5,531	—	—	5,531

Gross profit	—	1,537,713	54,680	—	1,592,393
Selling, general and administrative expenses	16,007	901,328	30,836	—	948,171
Provision for doubtful accounts	—	109,028	4,774	—	113,802
Restructuring and other related charges	—	35,500	284	—	35,784
Litigation and other related professional fees	—	99,267	—	—	99,267
Heartland matters	—	914	—	—	914

Operating income (loss)	(16,007)	391,676	18,786	—	394,455
Investment income	1,584	8,198	—	—	9,782
Interest expense	(139,177)	(1,791)	(3,082)	—	(144,050)

Income (loss) before income taxes	(153,600)	398,083	15,704	—	260,187
Income tax (benefit) expense	(59,720)	157,693	6,106	—	104,079
Equity in net income of subsidiaries	249,988	—	—	(249,988)	—

Net income	$156,108	$240,390	$9,598	$(249,988)	$156,108

2007:

Net sales	$—	$5,990,685	$229,325	$—	$6,220,010
Cost of sales	—	4,493,146	173,475	—	4,666,621
Heartland matters	—	14,788	—	—	14,788

Gross profit	—	1,482,751	55,850	—	1,538,601
Selling, general and administrative expenses	8,453	859,689	42,152	—	910,294
Provision for doubtful accounts	—	210,787	2,773	—	213,560
Restructuring and other related charges	—	26,075	1,808	—	27,883
Litigation and other related professional fees	—	42,516	—	—	42,516
Heartland matters	—	2,405	—	—	2,405

Operating income (loss)	(8,453)	341,279	9,117	—	341,943
Investment income	3,355	5,360	—	—	8,715
Interest expense	(159,506)	(1,173)	(3,481)	—	(164,160)

Income (loss) before income taxes	(164,604)	345,466	5,636	—	186,498
Income tax (benefit) expense	(62,467)	132,770	2,139	—	72,442
Equity in net income of subsidiaries	216,193	—	—	(216,193)	—

Net income	$114,056	$212,696	$3,497	$(216,193)	$114,056

2006:

Net sales	$—	$6,194,318	$298,675	$—	$6,492,993
Cost of sales	—	4,639,740	225,226	—	4,864,966
Heartland matters	—	27,663	—	—	27,663

Gross profit	—	1,526,915	73,449	—	1,600,364
Selling, general and administrative expenses	8,250	832,493	46,683	—	887,426
Provision for doubtful accounts	—	81,180	1,029	—	82,209
Restructuring and other related charges	—	28,755	807	—	29,562
Litigation and other related professional fees	—	114,778	—	—	114,778
Heartland matters	—	6,063	—	—	6,063

Operating income (loss)	(8,250)	463,646	24,930	—	480,326
Investment income	6,625	3,828	—	—	10,453
Interest expense	(165,819)	(1,924)	(2,540)	—	(170,283)

Income (loss) before income taxes	(167,444)	465,550	22,390	—	320,496
Income tax (benefit) expense	(60,816)	189,608	8,132	—	136,924
Equity in net income of subsidiaries	290,200	—	—	(290,200)	—

Net income	$183,572	$275,942	$14,258	$(290,200)	$183,572

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(in thousands)

As of December 31, 2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$44,529	$25,383	$—	$215,090
Restricted cash	—	1,891	—	—	1,891
Accounts receivable, net (including intercompany)	—	1,338,354	60,865	(32,064)	1,367,155
Unbilled receivables, CRO	—	22,329	—	—	22,329
Inventories	—	441,826	10,922	—	452,748
Deferred income tax benefits, net-current	1,202	132,991	56	—	134,249
Other current assets	1,270	171,726	5,235	—	178,231

Total current assets	147,650	2,153,646	102,461	(32,064)	2,371,693

Properties and equipment, net	—	212,416	7,236	—	219,652
Goodwill	—	4,159,159	93,747	—	4,252,906
Identifiable intangible assets, net	—	329,882	3,887	—	333,769
Other noncurrent assets	49,644	232,008	46	—	281,698
Investment in subsidiaries	6,075,308	—	—	(6,075,308)	—

Total assets	$6,272,602	$7,087,111	$207,377	$(6,107,372)	$7,459,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,460	$633,070	$11,323	$(32,064)	$640,789
Long-term debt, notes and convertible debentures	2,728,513	2,594	56	—	2,731,163
Deferred income tax liabilities, net-noncurrent	94,245	285,361	10,492	—	390,098
Other noncurrent liabilities	—	274,825	1,459	—	276,284
Stockholders’ equity	3,421,384	5,891,261	184,047	(6,075,308)	3,421,384

Total liabilities and stockholders’ equity	$6,272,602	$7,087,111	$207,377	$(6,107,372)	$7,459,718

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets (Continued)

(in thousands)

As of December 31, 2007:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$171,779	$70,088	$32,581	$—	$274,448
Restricted cash	—	3,155	—	—	3,155
Accounts receivable, net (including intercompany)	—	1,348,504	30,386	(2,602)	1,376,288
Unbilled receivables, CRO	—	24,855	—	—	24,855
Inventories	—	436,639	11,544	—	448,183
Deferred income tax benefits (liabilities), net-current	878	125,474	—	(113)	126,239
Other current assets	1,336	196,474	5,172	—	202,982

Total current assets	173,993	2,205,189	79,683	(2,715)	2,456,150

Properties and equipment, net	—	188,340	11,109	—	199,449
Goodwill	—	4,238,547	103,622	—	4,342,169
Identifiable intangible assets, net	—	318,255	5,382	—	323,637
Other noncurrent assets	52,135	219,906	333	—	272,374
Investment in subsidiaries	5,939,714	—	—	(5,939,714)	—

Total assets	$6,165,842	$7,170,237	$200,129	$(5,942,429)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$600,095	$21,562	$(2,602)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	4,505	51,736	—	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	372,110	9,258	(113)	449,789
Other noncurrent liabilities	7,990	370,352	1,034	—	379,376
Stockholders’ equity	3,291,703	5,823,175	116,539	(5,939,714)	3,291,703

Total liabilities and stockholders’ equity	$6,165,842	$7,170,237	$200,129	$(5,942,429)	$7,593,779

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)	For the year ended December 31,

2008	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(73,175)	$515,417	$(4,045)	$438,197

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(225,710)	—	(225,710)
Capital expenditures	—	(61,156)	43	(61,113)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	847	—	847
Other	—	683	—	683

Net cash flows used in investing activities	—	(285,336)	43	(285,293)

Cash flows from financing activities:
Borrowings on line of credit facilities	396,000	—	—	396,000
Payments on line of credit facilities, term A loan and notes payable	(446,000)	—	(39,081)	(485,081)
Payments on long-term borrowings and obligations	(3,193)	—	—	(3,193)
(Decrease) increase in cash overdraft balance	(5,723)	274	—	(5,449)
Payments for Omnicare common stock repurchase	(100,165)	—	—	(100,165)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(1,390)	—	—	(1,390)
Excess tax benefits from stock-based compensation	963	—	—	963
Dividends paid	(10,751)	—	—	(10,751)
Other	216,833	(255,914)	39,081	—

Net cash flows used in financing activities	46,574	(255,640)	—	(209,066)

Effect of exchange rate changes on cash	—	—	(3,196)	(3,196)

Net decrease in cash and cash equivalents	(26,601)	(25,559)	(7,198)	(59,358)
Cash and cash equivalents at beginning of year	171,779	70,088	32,581	274,448

Cash and cash equivalents at end of year	$145,178	$44,529	$25,383	$215,090

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	For the year ended December 31,

2007	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(91,730)	$587,462	$9,797	$505,529

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(151,135)	—	(151,135)
Capital expenditures	—	(44,864)	(406)	(45,270)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	291	—	291
Other	—	(774)	—	(774)

Net cash flows used in investing activities	—	(196,482)	(406)	(196,888)

Cash flows from financing activities:
Borrowings on line of credit facilities	95,000	—	—	95,000
Payments on line of credit facilities, term A loan and notes payable	(245,000)	—	—	(245,000)
Payments on long-term borrowings and obligations	(5,734)	—	—	(5,734)
(Decrease) increase in cash overdraft balance	3,511	(7,091)	—	(3,580)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(8,966)	—	—	(8,966)
Excess tax benefits from stock-based compensation	4,112	—	—	4,112
Dividends paid	(10,971)	—	—	(10,971)
Other	388,063	(388,063)	—	—

Net cash flows from financing activities	220,015	(395,154)	—	(175,139)

Effect of exchange rate changes on cash	—	—	2,912	2,912

Net increase (decrease) in cash and cash equivalents	128,285	(4,174)	12,303	136,414
Cash and cash equivalents at beginning of year	43,494	74,262	20,278	138,034

Cash and cash equivalents at end of year	$171,779	$70,088	$32,581	$274,448

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	For the year ended December 31,

2006	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(82,220)	$205,435	$(14,695)	$108,520

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(93,540)	(806)	(94,346)
Capital expenditures	—	(30,733)	(518)	(31,251)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(1,321)	—	(1,321)
Other	—	46	—	46

Net cash flows used by investing activities	—	(125,548)	(1,324)	(126,872)

Cash flows from financing activities:
Borrowings on line of credit facilities	158,000	—	—	158,000
Payments on line of credit facilities, term A loan and notes payable	(258,000)	—	—	(258,000)
Proceeds from long-term borrowings and obligations	63	—	—	63
Payments on long-term borrowings and obligations	(14,921)	—	—	(14,921)
Fees paid for financing arrangements	(3,482)	—	—	(3,482)
(Decrease) increase in cash overdraft balance	5,101	7,163	—	12,264
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,751)	—	—	(2,751)
Excess tax benefits from stock-based compensation	10,411	—	—	10,411
Dividends paid	(10,937)	—	—	(10,937)
Other	49,764	(51,787)	2,023	—

Net cash flows from financing activities	(17,513)	(44,624)	2,023	(60,114)

Effect of exchange rate changes on cash	—	—	1,079	1,079

Net increase (decrease) in cash and cash equivalents	(99,733)	35,263	(12,917)	(77,387)
Cash and cash equivalents at beginning of year	143,227	38,999	33,195	215,421

Cash and cash equivalents at end of year	$43,494	$74,262	$20,278	$138,034

Note 20 – Guarantor Subsidiaries – Continued

The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of December 31, 2008 and 2007 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2008. Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 20 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income

(in thousands)	For the years ended December 31,

2008:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$6,310,607	$—	$6,310,607
Cost of sales	—	—	4,712,683	—	4,712,683
Heartland matters	—	—	5,531	—	5,531

Gross profit	—	—	1,592,393	—	1,592,393
Selling, general and administrative expenses	16,007	1,343	930,821	—	948,171
Provision for doubtful accounts	—	—	113,802	—	113,802
Restructuring and other related charges	—	—	35,784	—	35,784
Litigation and other related professional fees	—	—	99,267	—	99,267
Heartland matters	—	—	914	—	914

Operating income (loss)	(16,007)	(1,343)	411,805	—	394,455
Investment income	1,584	—	8,198	—	9,782
Interest expense	(139,177)	—	(4,873)	—	(144,050)

Income (loss) before income taxes	(153,600)	(1,343)	415,130	—	260,187
Income tax (benefit) expense	(59,720)	(522)	164,321	—	104,079
Equity in net income of subsidiaries	249,988	—	—	(249,988)	—

Net income (loss)	$156,108	$(821)	$250,809	$(249,988)	$156,108

2007:

Net sales	$—	$—	$6,220,010	$—	$6,220,010
Cost of sales	—	—	4,666,621	—	4,666,621
Heartland matters	—	—	14,788	—	14,788

Gross profit	—	—	1,538,601	—	1,538,601
Selling, general and administrative expenses	8,453	1,093	900,748	—	910,294
Provision for doubtful accounts	—	—	213,560	—	213,560
Restructuring and other related charges	—	—	27,883	—	27,883
Litigation and other related professional fees	—	—	42,516	—	42,516
Heartland matters	—	—	2,405	—	2,405

Operating income (loss)	(8,453)	(1,093)	351,489	—	341,943
Investment income	3,355	—	5,360	—	8,715
Interest expense	(159,506)	—	(4,654)	—	(164,160)

Income (loss) before income taxes	(164,604)	(1,093)	352,195	—	186,498
Income tax (benefit) expense	(62,467)	(415)	135,324	—	72,442
Equity in net income of subsidiaries	216,193	—	—	(216,193)	—

Net income (loss)	$114,056	$(678)	$216,871	$(216,193)	$114,056

2006:

Net sales	$—	$—	$6,492,993	$—	$6,492,993
Cost of sales	—	—	4,864,966	—	4,864,966
Heartland matters	—	—	27,663	—	27,663

Gross profit	—	—	1,600,364	—	1,600,364
Selling, general and administrative expenses	8,250	1,020	878,156	—	887,426
Provision for doubtful accounts	—	—	82,209	—	82,209
Restructuring and other related charges	—	—	29,562	—	29,562
Litigation and other related professional fees	—	—	114,778	—	114,778
Heartland matters	—	—	6,063	—	6,063

Operating income (loss)	(8,250)	(1,020)	489,596	—	480,326
Investment income	6,625	—	3,828	—	10,453
Interest expense	(165,819)	—	(4,464)	—	(170,283)

Income (loss) before income taxes	(167,444)	(1,020)	488,960	—	320,496
Income tax (benefit) expense	(60,816)	(343)	198,083	—	136,924
Equity in net income of subsidiaries	290,200	—	—	(290,200)	—

Net income (loss)	$183,572	$(677)	$290,877	$(290,200)	$183,572

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(in thousands)

As of December 31, 2008:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$—	$69,912	$—	$215,090
Restricted cash	—	—	1,891	—	1,891
Accounts receivable, net (including intercompany)	—	66	1,367,155	(66)	1,367,155
Unbilled receivables, CRO	—	—	22,329	—	22,329
Inventories	—	—	452,748	—	452,748
Deferred income tax benefits, net-current	1,202	—	133,047	—	134,249
Other current assets	1,270	—	176,961	—	178,231

Total current assets	147,650	66	2,224,043	(66)	2,371,693

Properties and equipment, net	—	26	219,626	—	219,652
Goodwill	—	—	4,252,906	—	4,252,906
Identifiable intangible assets, net	—	—	333,769	—	333,769
Other noncurrent assets	49,644	19	232,035	—	281,698
Investment in subsidiaries	6,075,308	—	—	(6,075,308)	—

Total assets	$6,272,602	$111	$7,262,379	$(6,075,374)	$7,459,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,460	$—	$612,395	$(66)	$640,789
Long-term debt, notes and convertible debentures	2,728,513	—	2,650	—	2,731,163
Deferred income tax liabilities, net-noncurrent	94,245	—	295,853	—	390,098
Other noncurrent liabilities	—	—	276,284	—	276,284
Stockholders’ equity	3,421,384	111	6,075,197	(6,075,308)	3,421,384

Total liabilities and stockholders’ equity	$6,272,602	$111	$7,262,379	$(6,075,374)	$7,459,718

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets

(in thousands)

As of December 31, 2007:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$171,779	$—	$102,669	$—	$274,448
Restricted cash	—	—	3,155	—	3,155
Accounts receivable, net (including intercompany)	—	43	1,376,288	(43)	1,376,288
Unbilled receivables, CRO	—	—	24,855	—	24,855
Inventories	—	—	448,183	—	448,183
Deferred income tax benefits, net-current	878	—	125,361	—	126,239
Other current assets	1,336	—	201,646	—	202,982

Total current assets	173,993	43	2,282,157	(43)	2,456,150

Properties and equipment, net	—	28	199,421	—	199,449
Goodwill	—	—	4,342,169	—	4,342,169
Identifiable intangible assets, net	—	—	323,637	—	323,637
Other noncurrent assets	52,135	19	220,220	—	272,374
Investment in subsidiaries	5,939,714	—	—	(5,939,714)	—

Total assets	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$33,105	$—	$619,098	$(43)	$652,160
Long-term debt, notes and convertible debentures	2,764,510	—	56,241	—	2,820,751
Deferred income tax liabilities, net-noncurrent	68,534	—	381,255	—	449,789
Other noncurrent liabilities	7,990	—	371,386	—	379,376
Stockholders’ equity	3,291,703	90	5,939,624	(5,939,714)	3,291,703

Total liabilities and stockholders’ equity	$6,165,842	$90	$7,367,604	$(5,939,757)	$7,593,779

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)	For the year ended December 31,

2008:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(73,175)	$—	$511,372	$438,197

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(225,710)	(225,710)
Capital expenditures	—	—	(61,113)	(61,113)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	847	847
Other	—	—	683	683

Net cash flows used in investing activities	—	—	(285,293)	(285,293)

Cash flows from financing activities:
Borrowings on line of credit facilities	396,000	—	—	396,000
Payments on line of credit facilities, term A loan and notes payable	(446,000)	—	(39,081)	(485,081)
Payments on long-term borrowings and obligations	(3,193)	—	—	(3,193)
(Decrease) increase in cash overdraft balance	(5,723)	—	274	(5,449)
Payments for Omnicare common stock repurchase	(100,165)	—	—	(100,165)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(1,390)	—	—	(1,390)
Excess tax benefits from stock-based compensation	963	—	—	963
Dividends paid	(10,751)	—	—	(10,751)
Other	216,833	—	(216,833)	—

Net cash flows used in financing activities	46,574	—	(255,640)	(209,066)

Effect of exchange rate changes on cash	—	—	(3,196)	(3,196)

Net decrease in cash and cash equivalents	(26,601)	—	(32,757)	(59,358)
Cash and cash equivalents at beginning of year	171,779	—	102,669	274,448

Cash and cash equivalents at end of year	$145,178	$—	$69,912	$215,090

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	For the year ended December 31,

2007	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(91,730)	$—	$597,259	$505,529

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(151,135)	(151,135)
Capital expenditures	—	—	(45,270)	(45,270)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	291	291
Other	—	—	(774)	(774)

Net cash flows used in investing activities	—	—	(196,888)	(196,888)

Cash flows from financing activities:
Borrowing on line of credit facilities	95,000	—	—	95,000
Payments on line of credit facilities, term A loan and notes payable	(245,000)	—	—	(245,000)
Payments on long-term borrowings and obligations	(5,734)	—	—	(5,734)
(Decrease) increase in cash overdraft balance	3,511	—	(7,091)	(3,580)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(8,966)	—	—	(8,966)
Excess tax benefits from stock-based compensation	4,112	—	—	4,112
Dividends paid	(10,971)	—	—	(10,971)
Other	388,063	—	(388,063)	—

Net cash flows from financing activities	220,015	—	(395,154)	(175,139)

Effect of exchange rate changes on cash	—	—	2,912	2,912

Net increase (decrease) in cash and cash equivalents	128,285	—	8,129	136,414
Cash and cash equivalents at beginning of year	43,494	—	94,540	138,034

Cash and cash equivalents at end of year	$171,779	$—	$102,669	$274,448

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued

(in thousands)	For the year ended December 31,

2006	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(82,220)	$—	$190,740	$108,520

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(94,346)	(94,346)
Capital expenditures	—	—	(31,251)	(31,251)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(1,321)	(1,321)
Other	—	—	46	46

Net cash flows used by investing activities	—	—	(126,872)	(126,872)

Cash flows from financing activities:
Borrowings on line of credit facilities	158,000	—	—	158,000
Payments on line of credit facilities, term A loan and notes payable	(258,000)	—	—	(258,000)
Proceeds from long-term borrowings and obligations	63	—	—	63
Payments on long-term borrowings and obligations	(14,921)	—	—	(14,921)
Fees paid for financing arrangements	(3,482)	—	—	(3,482)
(Decrease) increase in cash overdraft balance	5,101	—	7,163	12,264
Proceeds from stock offering, net of issuance costs	49,239	—	—	49,239
Payments for stock awards and exercise of stock options and warrants, net of stock tendered in payment	(2,751)	—	—	(2,751)
Excess tax benefits from stock-based compensation	10,411	—	—	10,411
Dividends paid	(10,937)	—	—	(10,937)
Other	49,764	—	(49,764)	—

Net cash flows from financing activities	(17,513)	—	(42,601)	(60,114)

Effect of exchange rate changes on cash	—	—	1,079	1,079

Net increase (decrease) in cash and cash equivalents	(99,733)	—	22,346	(77,387)
Cash and cash equivalents at beginning of year	143,227	—	72,194	215,421

Cash and cash equivalents at end of year	$43,494	$—	$94,540	$138,034

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

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions “Election of Directors,” “Governance of the Company and Board Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference. Information concerning our executive officers is also included under the caption “Executive Officers of the Company” in Part I of this Report. There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors as described in the Company’s Proxy Statement dated April 25, 2008.

Audit Committee Financial Expert. The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11. - EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c)

Equity compensation plans approved by stockholders(a)	6,743	$30.41	4,262

Equity compensation plans not approved by stockholders(b)	615	27.33	—

	7,358	$30.15	4,262

(a)	Includes the 1992 Long-Term Stock Incentive Plan, the 1995 Premium-Priced Stock Option Plan and the 2004 Stock and Incentive Plan.

(b)

Includes the 1998 Long-Term Employee Incentive Plan and Director Stock Plan, as further discussed in the “Stock-Based Employee Compensation” note of the Notes to Consolidated Financial Statements included at Item 8 of this Filing. Additionally, at December 31, 2008, the outstanding amount includes 10 compensation related warrants issued in 2003 at an exercise price of $33.08 per share.

(c)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in our proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Our 2008 Consolidated Financial Statements are included in Part II, Item 8, of this Filing.

(a)(2)	Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

(a)(3)	Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 26th day of February 2009.

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

February 26, 2009

John T. Crotty, Director*
Steven J. Heyer, Director*
Sandra E. Laney, Director*
Andrea R. Lindell, Ph. D, RN, Director*
John H. Timoney, Director*
James D. Shelton, Director*
Amy Wallman, Director*

* Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

/s/Cheryl D. Hodges

Cheryl D. Hodges
(Attorney-in-Fact)

SCHEDULE II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

Year ended December 31,	Balance at beginning of period	Additions charged to cost and expenses	Acquisitions	Write-offs, net of recoveries	Balance at end of period

Allowance for uncollectible accounts receivable:

2008	$334,061	$113,802	$5,550	$(120,444)	$332,969

2007	191,048	213,560	1,536	(72,083)	334,061

2006	169,390	82,209	1,694	(62,245)	191,048

S-1

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(2)	Agreement and Plan of Merger, by and among Omnicare, Inc., NCS Acquisition Corp. and NCS HealthCare, Inc., dated as of December 17, 2002	Exhibit (a) (5)(E) to NCS Acquisition Corp.’s Schedule TO-T, as amended and filed with the Securities and Exchange Commission on December 18, 2002

(2.1)	Agreement and Plan of Merger, by and among Omnicare, Inc., Nectarine Acquisition Corp. and NeighborCare, Inc., dated as of July 6, 2005	Form 8-K July 7, 2005

(2.2)

Asset Purchase Agreement, by and among Omnicare, Inc., RxCrossroads, L.L.C., RxInnovations, L.L.C., Making Distribution Intelligent, L.L.C. and Louisville Public Warehouse Company, dated as of July 1, 2005

Form 8-K July 8, 2005

(2.3)	Agreement and Plan of Merger, dated as of July 9, 2005, by and between Omnicare, Inc., Hospice Acquisition Corp., excelleRx, Inc. and certain of the stockholders and option holders of excelleRx, Inc.	Form 8-K July 14, 2005

(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003

(3.2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Omnicare, Inc., dated as of May 18, 1999	Form 10-K March 27, 2003

(3.3)	Third Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K December 23, 2008

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.1)	Rights Agreement, and related Exhibits, dated as of May 17, 1999 between Omnicare, Inc. and First Chicago Trust Company of New York, as Rights Agent	Form 8-K May 18, 1999

(4.2)	Subordinated Debt Securities Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003

(4.3)	First Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003

(4.4)	Second Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003

(4.5)	Third Supplemental Indenture, dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K March 9, 2005

(4.6)	Fourth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2013 Note)	Form 8-K December 16, 2005

(4.7)	Fifth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2015 Note)	Form 8-K December 16, 2005

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.8)	Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and the Trustee (including the Form of Convertible Debenture)	Form 8-K December 16, 2005

(4.9)	Guarantee Agreement of Omnicare, Inc. relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003	Form 8-K June 16, 2003

(4.10)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005

(4.11)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005

(10.1)	Annual Incentive Plan for Senior Executive Officers*	Appendix B to Proxy Statement for 2001 Annual Meeting of Stockholders dated April 10, 2001

(10.2)	1992 Long-Term Stock Incentive Plan*	Appendix A to Proxy Statement for 2002 Annual Meeting of Stockholders dated April 10, 2002

(10.3)	1995 Premium-Priced Stock Option Plan*	Exhibit A to Proxy Statement for 1995 Annual Meeting of Stockholders dated April 10, 1995

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.4)	1998 Long-Term Employee Incentive Plan*	Form 10-K March 30, 1999

(10.5)	Amendment to 1998 Long-Term Employee Incentive Plan, effective November 26, 2002*	Form 10-K March 27, 2003

(10.6)	Director Stock Plan for Members of the Compensation and Incentive Committee*	Form S-8 December 14, 2001

(10.7)	Director Compensation Program Update*	Form 8-K May 20, 2005

(10.8)	Omnicare, Inc. 2004 Stock and Incentive Plan*	Appendix B to the Company’s Definitive Proxy Statement for 2004 Annual Meeting of Stockholders, filed on April 9, 2004

(10.9)	Form of Indemnification Agreement with Directors and Officers*	Form 10-K March 30, 1999

(10.10)	Employment Agreement with J.F. Gemunder, dated August 4, 1988*	Form 10-K March 27, 2003

(10.11)	Employment Agreement with C.D. Hodges, dated August 4, 1988*	Form 10-K March 27, 2003

(10.12)	Employment Agreement with P.E. Keefe, dated March 4, 1993*	Form 10-K March 25, 1994

(10.13)	Split Dollar Agreement with E.L. Hutton, dated June 1, 1995, (Agreement in the same form exists with J.F. Gemunder)*	Form 10-K March 25, 1996

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.14)	Split Dollar Agreement, dated June 1, 1995 (Agreements in the same form exist with the following Executive Officers: D.W. Froesel, Jr., C.D. Hodges, P.E. Keefe and J.M. Stamps)*	Form 10-K March 25, 1996

(10.15)	Amended and Restated Omnicare, Inc. Excess Benefit Plan*	Filed Herewith

(10.16)	Employment Agreement with D.W. Froesel, Jr., dated February 17, 1996*	Form 10-K March 31, 1997

(10.17)	Form of Amendment to Employment Agreement with D.W. Froesel, Jr., dated as of February 25, 2000*	Form 10-K March 30, 2000

(10.18)	Amendment to Employment Agreement with D.W. Froesel, Jr., dated December 22, 2008*	Filed Herewith

(10.19)	Form of Amendment to Employment Agreements with J.F. Gemunder, P.E. Keefe and C.D. Hodges, dated as of February 25, 2000*	Form 10-K March 30, 2000

(10.20)	Amendment to Employment Agreement with J.F. Gemunder, dated as of September 25, 2002*	Form 10-K March 27, 2003

(10.21)	Amendment to Employment Agreement with J.F. Gemunder, dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.22)	Amendment to Employment Agreement with J.F. Gemunder, dated as of December 22, 2008 (Amendments in the same form exist with the following Executive Officers: P.E. Keefe and C.D. Hodges)*	Filed Herewith

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.23)	Amendment to Employment Agreement with P. E. Keefe, dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.24)	Amendment to Employment Agreement with C.D. Hodges, dated as of April 6, 2006*	Form 8-K April 12, 2006

(10.25)	Employment Agreement with J.M. Stamps, dated as of June 1, 1999*	Filed Herewith

(10.26)	Amendment to Employment Agreement with J.M. Stamps, dated as of December 29, 2008*	Filed Herewith

(10.27)	Form of Stock Option Award Letter*	Form 8-K December 1, 2004

(10.28)	Form of Restricted Stock Award Letter (Executive Officers)*	Filed Herewith

(10.29)	Form of Restricted Stock Award Letter (Employees Other Than Executive Officers)*	Filed Herewith

(10.30)	Prime Vendor Agreement with McKesson, dated as of December 23, 2003**	Form 10-K March 15, 2004

(10.31)	Summary of Non-Employee Director Compensation*	Form 10-K March 16, 2005

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

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

Form 8-K August 3, 2005

(10.33)	Employment Agreement with L.P. Finn III, dated as of August 21, 1997*	Form 10-K March 1, 2007

(10.34)	Amendment to Employment Agreement with L.P. Finn III, dated as of December 22, 2008*	Filed Herewith

(10.35)	Letter Agreement, dated February 21, 2008, by and among Omnicare, Inc., ValueAct Capital Master Fund, L.P. and ValueAct Capital Master Fund III, L.P.	Form 8-K February 22, 2008

(10.36)	Amendment to Split Dollar Agreement with J.F. Gemunder, dated December 22, 2008*	Filed Herewith

(10.37)	Amendment to Split Dollar Agreement with D.W. Froesel, Jr., dated December 22, 2008 (Agreements in the same form exist with the following Executive Officers: C.D. Hodges, P.E. Keefe and J.M. Stamps)*	Filed Herewith

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(21)	Subsidiaries of Omnicare, Inc.	Filed Herewith

(23)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

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