Form 10-Q
period 2009-03-31
OMNICARE INC
filed 2009-04-30
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

COMMON STOCK OUTSTANDING

	Number of Shares	Date

Common Stock, $1 par value	118,438,584	March 31, 2009

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT MARCH 31, 2009

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended March 31,

	2009	2008 as adjusted (Note 2)

Net sales	$1,563,560	$1,558,979

Cost of sales	1,165,036	1,177,763
Heartland matters (Note 11)	1,102	1,574

Gross profit	397,422	379,642

Selling, general and administrative expenses	225,174	236,597
Provision for doubtful accounts	26,626	30,392
Restructuring and other related charges (Note 10)	6,917	6,448
Litigation and other related professional fees (Note 11)	41,665	21,642
Heartland matters (Note 11)	891	319
Acquisition and other related costs (Note 3)	839	—

Operating income	95,310	84,244

Investment income	2,407	2,611
Interest expense	(31,292)	(36,822)
Amortization of discount on convertible notes (Note 5)	(6,797)	(6,300)

Income before income taxes	59,628	43,733

Income tax provision	28,734	17,583

Net income	$30,894	$26,150

Earnings per share:
Basic	$0.27	$0.22

Diluted	$0.26	$0.22

Dividends per common share	$0.0225	$0.0225

Weighted average number of common shares outstanding:
Basic	116,448	119,848

Diluted	117,341	120,538

Comprehensive income	$30,675	$35,277

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except share data)

	(UNAUDITED) March 31, 2009	December 31, 2008 as adjusted (Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$215,089	$215,090
Restricted cash	2,872	1,891
Accounts receivable, less allowances of $337,729 (2008-$332,969)	1,364,836	1,367,155
Unbilled receivables, CRO	23,931	22,329
Inventories	410,043	452,748
Deferred income tax benefits	143,074	134,249
Other current assets	189,357	178,231

Total current assets	2,349,202	2,371,693

Properties and equipment, at cost less accumulated depreciation of $350,650 (2008-$346,260)	222,976	219,652
Goodwill	4,272,741	4,252,906
Identifiable intangible assets, less accumulated amortization of $162,155 (2008-$152,405)	329,352	333,769
Rabbi trust assets for settlement of pension obligations	134,732	134,587
Other noncurrent assets	132,570	137,638

Total noncurrent assets	5,092,371	5,078,552

Total assets	$7,441,573	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276,840	$339,552
Accrued employee compensation	68,020	51,451
Deferred revenue, CRO	19,986	23,227
Current debt	2,088	2,263
Other current liabilities	275,695	224,296

Total current liabilities	642,629	640,789

Long-term debt, notes and convertible debentures (Note 5)	2,285,743	2,352,877
Deferred income tax liabilities	381,313	362,610
Other noncurrent liabilities	280,336	276,284

Total noncurrent liabilities	2,947,392	2,991,771

Total liabilities	3,590,021	3,632,560

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 125,690,600 shares issued (2008-125,583,300 shares issued)	125,691	125,583
Paid-in capital (Note 5)	2,395,659	2,386,945
Retained earnings	1,526,392	1,498,171
Treasury stock, at cost-7,252,000 shares (2008-7,135,300 shares)	(196,135)	(193,178)
Accumulated other comprehensive income	(55)	164

Total stockholders’ equity	3,851,552	3,817,685

Total liabilities and stockholders’ equity	$7,441,573	$7,450,245

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Three months ended March 31,

	2009	2008 as adjusted (Note 2)

Cash flows from operating activities:
Net income	$30,894	$26,150
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	13,623	12,933
Amortization expense	23,118	22,882
Changes in assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable and unbilled receivables, net of provision for doubtful accounts	6,741	15,402
Inventories	44,361	39,966
Other current and noncurrent assets	(10,809)	23,181
Accounts payable	(61,393)	(43,626)
Accrued employee compensation	16,902	14,109
Deferred revenue	(3,241)	(3,289)
Current and noncurrent liabilities	60,722	34,556

Net cash flows from operating activities	120,918	142,264

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(31,710)	(35,983)
Capital expenditures	(8,819)	(12,439)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	1,448	(11,542)
Other	(2,394)	(32)

Net cash flows used in investing activities	(41,475)	(59,996)

Cash flows from financing activities:
Net payments on revolving credit facility and term A loan	(75,000)	(50,000)
Payments on long-term borrowings and obligations	(494)	(963)
(Decrease) in cash overdraft balance	(1,403)	(857)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(1,870)	(3,584)
Excess tax benefits from stock-based compensation	438	82
Dividends paid	(2,673)	(2,746)

Net cash flows used in financing activities	(81,002)	(58,068)

Effect of exchange rate changes on cash	1,558	2,612

Net (decrease) increase in cash and cash equivalents	(1)	26,812
Cash and cash equivalents at beginning of period	215,090	274,448

Cash and cash equivalents at end of period	$215,089	$301,260

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 - Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair statement of the consolidated results of operations, financial position and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Omnicare’s 2008 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications and adjustments (see Note 2) of prior year amounts have been made to conform with the current year presentation.

Description of Business and Summary of Significant Accounting Policies

The Company’s description of business and significant accounting policies have been disclosed in Omnicare’s 2008 Annual Report. As previously disclosed, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s 2008 Annual Report and any related updates contained in the Company’s periodic quarterly SEC filings, including those presented below.

Concentration of Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 39% of the Company’s revenues in the three months ended March 31, 2009 were generated under the Part D program. The Company estimates that approximately 25% of these Part D revenues during the three months ended March 31, 2009 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group, Inc. and its affiliates (“United”). United and a small number of other Part D Plan sponsors and pharmaceutical benefit managers reimburse a significant portion of the Company’s Part D revenues. Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans and renegotiates these agreements in the ordinary course. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. As such, reimbursement under these agreements is subject to change. Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of March 31, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D Plans, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $93 million (excluding interest) is owed to the Company by this group of customers as of March 31, 2009, of which approximately $87 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that these matters will not adversely impact the Company’s results of operations, financial position or cash flows.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at March 31, 2009 and December 31, 2008, net of aggregate applicable tax benefits of $3.2 million and $2.5 million, respectively, by component and in the aggregate, follow (in thousands):

	March 31, 2009	December 31, 2008

Cumulative foreign currency translation adjustments	$5,027	$4,112
Unrealized gain on fair value of investments	6,052	7,340
Pension and postemployment benefits	(11,134)	(11,288)

Total accumulated other comprehensive loss adjustments, net	$(55)	$164

Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning after December 15, 2008. The first quarter 2009 adoption of SFAS 160 had an immaterial effect on the Company’s consolidated results of operations, financial position and cash flows.

Income Taxes

The effective income tax rate was 48.2% for the three months ended March 31, 2009, as compared to the first quarter of 2008 rate of 40.2%. The year-over-year increase in the effective tax rate is primarily attributable to certain nondeductible litigation costs recognized in the 2009 period. The effective tax rates in 2009 and 2008 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2009).

Recently Issued Accounting Standards

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). Among other items, FSP FAS 132(R)-1 requires increased disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans such as how investment allocation decisions are made; major categories of plan assets; inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. The Company is evaluating the impact of this recently issued standard on its disclosures.

Note 2 – Change in Method of Accounting for Convertible Debt

Effective January 1, 2009, the Company retrospectively adopted the provisions of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. The following financial statement line items for the periods ending March 31, 2008 and as of December 31, 2008 were affected by this accounting change (in thousands):

Income Statement Three Months Ended March 31, 2008

	As Computed Under APB 14-1	As Reported Before APB 14-1	Effect of Change

Amortization of discount on convertible notes (Note 5)	$(6,300)	$—	$(6,300)

Interest expense	(36,822)	(37,056)	234

Income before income taxes	43,733	49,799	(6,066)

Income tax provision	17,583	19,855	2,272

Net income	$26,150	$29,944	$(3,794)

Earnings per share:
Basic	$0.22	$0.25	$(0.03)

Diluted	$0.22	$0.25	$(0.03)

Comprehensive income	$35,277	$39,071	$(3,794)

Balance Sheet As of December 31, 2008

	As Computed Under APB 14-1	As Reported Before APB 14-1	Effect of Change

Other noncurrent assets	$137,638	$147,111	$(9,473)

Total noncurrent assets	5,078,552	5,088,025	(9,473)

Total assets	7,450,245	7,459,718	(9,473)

Long-term debt, notes and convertible debentures (Note 5)	2,352,877	2,731,163	(378,286)

Deferred income tax liabilities	362,610	390,098	(27,488)

Total noncurrent liabilities	2,991,771	3,397,545	(405,774)

Total liabilities	3,632,560	4,038,334	(405,774)

Paid-in capital (Note 5)	2,386,945	1,945,627	441,318

Retained earnings	1,498,171	1,543,188	(45,017)

Total stockholders’ equity	3,817,685	3,421,384	396,301

Total liabilities and stockholders’ equity	7,450,245	7,459,718	(9,473)

Statement of Cash Flows Three Months Ended March 31, 2008

	As Computed Under APB 14-1	As Reported Before APB 14-1	Effect of Change

Cash flows from operating activities:

Net income	$26,150	$29,944	$(3,794)

Amortization expense	22,882	16,582	6,300

Change in other current and noncurrent assets	23,181	23,415	(234)

Change in current and noncurrent liabilities	34,556	36,828	(2,272)

Net cash flows from operating activities	142,264	142,264	—

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

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) as amended by FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. The first quarter 2009 implementation resulted in acquisition and other related costs of approximately $0.8 million pretax during the three months ended March 31, 2009, which were primarily related to professional fees for acquisitions completed during the quarter.

During the first three months of 2009, Omnicare completed three acquisitions of businesses in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required outlays of $31.7 million (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) in the three months ended March 31, 2009. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 4 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2009, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of December 31, 2008	$4,162,893	$90,013	$4,252,906
Goodwill acquired in the three months ended March 31, 2009	14,096	—	14,096
Other	4,967	772	5,739

Balance as of March 31, 2009	$4,181,956	$90,785	$4,272,741

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible asset valuations). “Other” also includes the effect of adjustments due to foreign currency translations, which relate primarily to the Contract Research Organization (“CRO”) Services segment, as well as one pharmacy located in Canada which is included in the Pharmacy Services segment.

The decrease in the March 31, 2009 net carrying amount of the Company’s other identifiable intangible assets of approximately $4 million from December 31, 2008 primarily relates to amortization expense recorded during the three-month period, partially offset by increases due primarily to customer relationship assets and non-compete agreements associated with recent acquisitions, which have a weighted-average life of approximately 10 years.

Note 5 - Debt

A summary of debt follows (in thousands):

	March 31, 2009	December 31, 2008

Revolving loans, due 2010, $800 million	$—	$—
Senior term A loan, due 2010	325,000	400,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	4,418	4,913

Subtotal	2,651,918	2,727,413
Add interest rate swap agreement	7,402	6,013
(Subtract) unamortized debt discount	(371,489)	(378,286)
(Subtract) current portion of debt	(2,088)	(2,263)

Total long-term debt, net	$2,285,743	$2,352,877

The Company’s debt instruments, including related terms and certain financial covenants as well as a description of Omnicare’s Credit Agreement, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2008 Annual Report.

At March 31, 2009, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (“Revolving Loans”), and $325 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $75 million on the Term Loans during the three months ended March 31, 2009. The interest rate on the Term Loans was 2.31% at March 31, 2009. As of March 31, 2009, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. The Company amortized to expense approximately $1.8 million of deferred debt issuance costs during the three months ended March 31, 2009 and 2008.

The estimated floating interest rate on the interest rate swap agreement was 3.98% at March 31, 2009.

The Company has two convertible debentures, the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “New 4.00% Debentures”) and its 3.25% convertible senior debentures, due 2035 (“3.25% Convertible Debentures”). For further description of the Company’s convertible debt see the “Debt” note of the “Notes to Consolidated Financial Statements” in Omnicare’s 2008 Annual Report. Effective January 1, 2009, the Company retrospectively adopted the provisions of FSP APB 14-1 (see additional information at the “Change in Method of Accounting for Convertible Debt” note). Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion

(including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued. The effect of this accounting change on the carrying amounts of the Company’s debt and equity balances, are as follows (in thousands):

	March 31, 2009	December 31, 2008

Carrying value of equity component	$441,318	$441,318

Principal amount of convertible debt	$1,322,500	$1,322,500
Unamortized debt discount	(371,489)	(378,286)

Net carrying value of convertible debt	$951,011	$944,214

As of March 31, 2009, the remaining amortization period for the debt discount was approximately 24 and 7 years for the New 4.00% Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the New 4.00% Debentures and the 3.25% Convertible Debentures were 8.01% and 7.625%, respectively. The impact of this accounting change for the three months ended March 31, 2009 and 2008 was a non-cash increase in pretax interest expense of approximately $6.8 million and $6.3 million ($4.2 million and $3.9 million aftertax), respectively.

Note 6 - Fair Value

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines a hierarchy which prioritizes the inputs in fair value measurements. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. The impact to the Company’s consolidated results of operations, financial position and cash flows upon adoption of SFAS 157 was not material. The assets, as further described in detail at the “Fair Value” note of the Notes to the Consolidated Financial Statements in Omnicare’s 2008 Annual Report, measured at fair value as of March 31, 2009 were as follows:

		Based on

	Fair Value at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Rabbi trust assets	$134,732	$134,732	$—	$—
Interest rate swap agreement - fair value hedge	7,402	—	7,402	—
Derivatives	—	—	—	—

Total	$142,134	$134,732	$7,402	$—

Note 7 - Stock-Based Compensation

At March 31, 2009, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2008 Annual Report. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. As further described in Omnicare’s 2008 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three months ended March 31,

	2009	2008

Stock awards	$5,515	$5,695
Stock options	1,317	1,031

Total stock-based compensation expense	$6,832	$6,726

The assumptions used to value stock options granted during the periods ended March 31, 2009 and 2008 are as follows:

	2009	2008

Expected volatility	35.7%	29.7%
Risk-free interest rate	2.0%	2.7%
Expected dividend yield	0.3%	0.4%
Expected term of options (in years)	4.7	4.7
Weighted average fair value per option	$9.19	$6.36

A summary of stock option activity under the plans for the three months ended March 31, 2009, is presented below (in thousands, except exercise price and term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	7,348	$30.19
Options granted	27	29.10
Options exercised	(80)	15.59
Options forfeited	(11)	34.49

Options outstanding, end of period	7,284	$30.34	4.7	$15,561

Options exercisable, end of period	5,903	$30.29	3.8	$14,864

The total exercise date intrinsic value of options exercised during the three months ended March 31, 2009 was $0.9 million.

A summary of non-vested restricted stock awards for the three months ended March 31, 2009 is presented below (in thousands, except grant price data):

	Shares	Weighted- Average Grant Date Price

Non-vested shares, beginning of period	2,167	$34.23
Shares awarded	27	25.61
Shares vested	(349)	34.24
Shares forfeited	(5)	51.91

Non-vested shares, end of period	1,840	$34.05

As of March 31, 2009, there was approximately $63 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately 5 years. The total grant date fair value of shares vested during the three months ended March 31, 2009 related to stock awards and stock options was approximately $12.2 million.

For the three months ended March 31, 2009 and 2008, the Company recorded approximately $1.7 million and $1.1 million, respectively, in charges relating to the prior implementation of SFAS 123R, which primarily relate to stock option expense.

Note 8 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2008 Annual Report. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.8 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.

The Company has various defined benefit plans, as further described in Omnicare’s 2008 Annual Report. The following table presents the components of net periodic pension cost for all pension plans for the three months ended March 31, 2009 and 2008 (pretax, in thousands):

	Three months ended March 31,

	2009	2008

Service cost	$375	$1,499
Interest cost	1,499	2,385
Amortization of deferred amounts (primarily prior actuarial losses)	250	3,673
Return on assets	(60)	(54)
Other	—	(268)

Net periodic pension cost	$2,064	$7,235

As of March 31, 2009, the aggregate defined benefit plans’ liabilities total approximately $107 million. During the first three months of 2009, the Company made no payments related to funding the rabbi trusts for the settlement of the Company’s pension obligations, resulting in aggregate assets with a fair value of approximately $135 million at March 31, 2009. The aggregate defined benefit plans’ liabilities are the projected benefit obligation to be paid based upon services through retirement. The aggregate assets in the rabbi trusts are the amounts required to fund the lump sum benefits of the Excess Benefit Plan. These benefits are fully funded as of March 31, 2009.

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended March 31,

2009:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Net income	$30,894	116,448	$0.27

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	71	275
Stock options, warrants and awards	—	618

Diluted EPS
Net income plus assumed conversions	$30,965	117,341	$0.26

2008:

Basic EPS
Net income	$26,150	119,848	$0.22

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	70	275
Stock options, warrants and awards	—	415

Diluted EPS
Net income plus assumed conversions	$26,220	120,538	$0.22

During the three months ended March 31, 2009 and 2008, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarters ended March 31, 2009 and 2008 totaled 6.2 million and 6.6 million, respectively.

Effective January 1, 2009, the Company adopted the provisions of FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). FSP-EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP-EITF 03-6-1 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Note 10 - Restructuring and Other Related Charges

Omnicare Full Potential Program

In 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model, whereby certain key administrative and production functions will be transferred to regional support centers (“hubs”) specifically designed and managed to perform these tasks, with local pharmacies (“spokes”) focusing on time-sensitive services and customer-facing processes. Additionally, in connection with this productivity enhancement initiative, the Company is also right-sizing and consolidating certain CRO operations.

This program is expected to be completed over a multi-year period and is estimated to result in total pretax restructuring and other related charges of approximately $93 million. As presented in further detail below, the Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $7 million pretax (approximately $4 million aftertax) during the three months ended March 31, 2009, and approximately $36 million pretax during the year ended December 31, 2008 (approximately $6 million pretax in the three months ended March 31, 2008), or cumulative aggregate restructuring and other related charges of approximately $90 million before taxes through the first quarter of 2009. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 270 positions had been eliminated as of March 31, 2009. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

Restructuring charges:	Balance at December 31, 2008	2009 Provision/ Accrual	Utilized during 2009	Balance at March 31, 2009

Employee severance	$—	$651	$(651)	$—
Employment agreement buy-outs	35	82	(117)	—
Lease terminations	8,885	486	(1,034)	8,337
Other assets, fees and facility exit costs	2,394	3,273	(2,754)	2,913

Total restructuring charges	$11,314	4,492	$(4,556)	$11,250

Other related charges		2,425

Total restructuring and other related charges		$6,917

As of March 31, 2009, the Company has made cumulative payments of approximately $17 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at March 31, 2009, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits;” and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare, Inc. acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company had liabilities of $3.5 million at December 31, 2008, of which $0.3 million was utilized in the three months ended March 31, 2009. The remaining liabilities of $3.2 million at March 31, 2009 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

Note 11 - Commitments and Contingencies

Omnicare continuously evaluates contingencies based upon the best available information. The Company believes that liabilities have been recorded to the extent necessary in cases where the outcome is considered probable and reasonably estimable. To the extent that resolution of contingencies results in amounts that vary from the Company’s recorded liabilities, future earnings will be charged or credited accordingly.

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

A qui tam action is always filed under seal. Before a qui tam action is unsealed, and typically following an investigation by the government initiated after the filing of the qui tam action, the government is required to notify the court of its decision whether to intervene in the action. The government could seek to intervene in this qui tam action in the future with permission from the court. Where the government ultimately declines to intervene, the qui tam relators may continue to pursue the litigation at their own expense on behalf of the federal or state government and, if successful, would receive a portion of the government’s recovery. On April 2, 2009, counsel for Ms. Maguire served the Company with the complaint relating to this action.

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

In addition to the matters described above, on October 30 and 31, 2008, Omnicare was provided with copies of two complaints against Omnicare and other Pharmaceutical manufacturer defendants that were previously filed under seal with the U.S. District Court in Boston, Massachusetts. One complaint was brought by Bernard Lisitza, and the other by David Kammerer, both as private party “qui tam relators” on behalf of the federal government and various state governments. The U.S. Government has notified the court that it is not intervening in these actions at this time.

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

(S) 1320a-7b and applicable state statutes. The action brought by Mr. Lisitza alleges civil violations of the False Claims Act and various state statutes based on allegations that Omnicare: accepted rebates from drug manufacturers in return for recommending to physicians that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute and applicable state statutes; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; and substituted certain pharmaceuticals without physician authorization. The unsealed actions seek damages provided for in the False Claims Act and applicable state statutes. On March 27 and April 3, 2009, counsel for Mr. Kammerer and Mr. Lisitza, respectively, served the Company with the complaints relating to their respective actions against the Company. The Company and counsel for each of Ms. Maguire and Messrs. Kammerer and Lisitza have stipulated that the Company shall have until June 5, 2009 to answer or otherwise respond to the complaints.

In addition to the unsealed qui tam actions described above, the Company is aware of two other qui tam complaints against it and other companies that have been filed with the U.S. District Court in Boston, Massachusetts and remain under seal.

On or about March 23, 2009, the Company reached an agreement in principle without admitting liability, subject to board approval and reaching agreement on the global settlement described below, with the U.S. Attorney’s Office, District of Massachusetts, pursuant to which the Company would pay $75 million to settle the claims raised in the two sealed complaints as well as the portion of Ms. Maguire's complaint described above that relates to the Company's provision of consultant pharmacist services and other claims covering similar conduct. Pursuant to this agreement in principle, the Company may withdraw its settlement offer of $75 million if it does not also reach a global settlement with the government of any other actions and investigations pending against the Company covering conduct generally related to the matters described in the remaining portions of the Maguire complaint and the Kammerer and Lisitza complaints described above. There can be no assurance as to whether any such settlements will be reached. If any settlements are reached, there can be no assurance as to the scope or terms of, or the ultimate cost to the Company of, any such settlements.

Omnicare recorded a special litigation charge of $35 million pretax in its financial results for the three months ended March 31, 2009 in order to increase the settlement reserve it has established in connection with the investigation by the U.S. Attorney’s Office, District of Massachusetts and the related matters described above to $75 million. This special litigation charge and the settlement reserve relate to the Company’s estimate of potential settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter or the amount, if any, of additional charges that may be taken in the future in connection with this matter.

The Company believes that all of the allegations described above are without merit and intends to vigorously defend itself in these actions if pursued.

As previously disclosed, on November 14, 2006, the Company entered into a voluntary civil settlement of all federal and state civil claims arising from allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). Another issue alleged by one qui tam relator remains under seal and was not resolved by the settlement. The settlement agreement did not include any finding of wrongdoing or any admission of liability. As part of the settlement agreement, on November 9, 2006, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 9, 2006. The Corporate Integrity Agreement requires that the Company maintain its compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding the development and implementation of therapeutic interchange programs and the general training of certain Company employees as to the requirements of the Company’s compliance program and the Corporate Integrity Agreement. The requirements of the Corporate Integrity Agreement have resulted in increased costs to maintain the Company’s compliance program and could result in greater scrutiny by federal regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

As previously disclosed, on October 5, 2006, the Company entered into a voluntary settlement agreement and a Corporate Integrity Agreement with the State of Michigan to resolve the

Michigan Attorney General’s investigation relating to certain billing issues under the Michigan Medicaid program at Specialized Pharmacy Services, a subsidiary of the Company located in Michigan. On October 26, 2007, the Company also entered into settlement agreements with the federal government and the State of Michigan to resolve certain hospice claims relating to Specialized Pharmacy Services. In connection with the settlements, the November 9, 2006 Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General was also amended to cover certain hospice billing matters. The settlement agreements do not include any finding of wrongdoing or any admission of liability. The Corporate Integrity Agreement with the State of Michigan requires that the Company and Specialized Pharmacy Services maintain Specialized Pharmacy Services’ compliance program in accordance with the terms of the Corporate Integrity Agreement. The agreement contains specific requirements regarding compliance with Medicaid policies governing access to pharmacy facilities and records, unit dose billing agreements, consumption billing, hospice patient terminal illness prescriptions and prescriptions dispensed after a patient’s death. The requirements of the Corporate Integrity Agreement have resulted in increased costs to maintain Specialized Pharmacy Services’ compliance program and could result in greater scrutiny by Michigan regulatory authorities. Violations of the Corporate Integrity Agreement could subject the Company to significant monetary and/or administrative penalties.

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

The three months ended March 31, 2009 and 2008 included a $41.7 million and $21.6 million pretax charge ($32.5 million and $13.0 million after taxes), respectively, reflected in the “Litigation and other related professional fees” line of the Consolidated Statements of Income, primarily for litigation-related professional expenses in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts; the purported class and derivative actions; the investigation by the federal government and certain states relating to drug substitutions; the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party; and the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen the Heartland facility. The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Heartland Matters (as defined below). The Company continues to work to address and resolve certain remaining issues, and fully restore centralized repackaging to its original levels. In order to replace the capacity of the Heartland facility, the Company ramped-up production in its other repackaging facility, as well as onsite in its individual pharmacies. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and, as a result, the three months ended March 31, 2009 included special charges of approximately $2.0 million pretax (approximately $1.1 million and approximately $0.9 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($1.2 million after taxes) for additional costs precipitated by the quality control, product recall and fire damage issues at Heartland (“Heartland Matters”). The associated costs for the three months ended March 31, 2008 totaled $1.9 million pretax ($1.6 million and $0.3 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($1.1 million after taxes). The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of March 31, 2009, the Company has received no material insurance recoveries.

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

Note 12 - Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at March 31, 2009. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries in 31 countries around the world at March 31, 2009, including the United States.

The table below presents information about the segments as of and for the three months ended March 31, 2009 and 2008, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended March 31,

2009:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$1,518,817	$44,743	$—	$1,563,560
Depreciation and amortization expense	(22,067)	(474)	(14,200)	(36,741)
Restructuring and other related charges	(5,998)	(52)	(867)	(6,917)
Litigation and other related professional fees	(41,665)	—	—	(41,665)
Heartland matters	(1,993)	—	—	(1,993)
Acquisition and other related costs	(839)	—	—	(839)
Operating income (expense)	118,973	2,992	(26,655)	95,310
Total assets	6,884,829	166,984	389,760	7,441,573
Capital expenditures	(7,745)	(520)	(554)	(8,819)

2008:

Net sales	$1,509,806	$49,173	$—	$1,558,979
Depreciation and amortization expense	(20,239)	(439)	(15,137)	(35,815)
Restructuring and other related charges	(5,096)	(774)	(578)	(6,448)
Litigation and other related professional fees	(21,642)	—	—	(21,642)
Heartland matters	(1,893)	—	—	(1,893)
Operating income (expense)	109,235	2,668	(27,659)	84,244
Total assets	6,917,435	187,168	459,314	7,563,917
Capital expenditures	(11,924)	(342)	(173)	(12,439)

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare included in its reported CRO segment net sales amount, for the three month periods ended March 31, 2009 and 2008, reimbursable out-of-pockets totaling $5.8 million and $7.4 million, respectively.

Note 13 - Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2009 and December 31, 2008 for the balance sheets as well as the statements of income and the statements of cash flows for the three months ended March 31, 2009 and 2008. Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended March 31,

2009:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$1,515,991	$47,569	$—	$1,563,560
Cost of sales	—	1,127,520	37,516	—	1,165,036
Heartland matters	—	1,102	—	—	1,102

Gross profit	—	387,369	10,053	—	397,422
Selling, general and administrative expenses	6,938	211,173	7,063	—	225,174
Provision for doubtful accounts	—	25,564	1,062	—	26,626
Restructuring and other related charges	—	6,917	—	—	6,917
Litigation and other related professional fees	—	41,665	—	—	41,665
Heartland matters	—	891	—	—	891
Acquisition and other related costs	—	839	—	—	839

Operating income (loss)	(6,938)	100,320	1,928	—	95,310
Investment income	436	1,971	—	—	2,407
Interest expense, including amortization of discount on convertible notes	(37,828)	(257)	(4)	—	(38,089)

Income (loss) before income taxes	(44,330)	102,034	1,924	—	59,628
Income tax (benefit) expense	(16,970)	44,967	737	—	28,734
Equity in net income of subsidiaries	58,254	—	—	(58,254)	—

Net income	$30,894	$57,067	$1,187	$(58,254)	$30,894

2008:

Net sales	$—	$1,498,685	$60,294	$—	$1,558,979
Cost of sales	—	1,131,614	46,149	—	1,177,763
Heartland matters	—	1,574	—	—	1,574

Gross profit	—	365,497	14,145	—	379,642
Selling, general and administrative expenses	1,948	224,995	9,654	—	236,597
Provision for doubtful accounts	—	29,051	1,341	—	30,392
Restructuring and other related charges	—	6,448	—	—	6,448
Litigation and other related professional fees	—	21,642	—	—	21,642
Heartland matters	—	319	—	—	319

Operating income (loss)	(1,948)	83,042	3,150	—	84,244
Investment income	574	2,037	—	—	2,611
Interest expense, including amortization of discount on convertible notes	(41,051)	(1,155)	(916)	—	(43,122)

Income (loss) before income taxes	(42,425)	83,924	2,234	—	43,733
Income tax (benefit) expense	(16,768)	33,460	891	—	17,583
Equity in net income of subsidiaries	51,807	—	—	(51,807)	—

Net income	$26,150	$50,464	$1,343	$(51,807)	$26,150

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2009 (Unaudited):	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$147,331	$44,043	$23,715	$—	$215,089
Restricted cash	—	2,872	—	—	2,872
Accounts receivable, net (including intercompany)	—	1,341,376	59,379	(35,919)	1,364,836
Unbilled receivables, CRO	—	23,931	—	—	23,931
Inventories	—	400,463	9,580	—	410,043
Deferred income tax benefits, net-current	—	143,074	106	(106)	143,074
Other current assets	1,096	182,830	5,431	—	189,357

Total current assets	148,427	2,138,589	98,211	(36,025)	2,349,202

Properties and equipment, net	—	216,416	6,560	—	222,976
Goodwill	—	4,178,977	93,764	—	4,272,741
Identifiable intangible assets, net	—	325,663	3,689	—	329,352
Other noncurrent assets	37,403	229,852	47	—	267,302
Investment in subsidiaries	6,065,238	—	—	(6,065,238)	—

Total assets	$6,251,068	$7,089,497	$202,271	$(6,101,263)	$7,441,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$42,995	$626,474	$9,185	$(36,025)	$642,629
Long-term debt, notes and convertible debentures	2,283,413	2,274	56	—	2,285,743
Deferred income tax liabilities, net-noncurrent	73,108	297,107	11,098	—	381,313
Other noncurrent liabilities	—	278,846	1,490	—	280,336
Stockholders’ equity	3,851,552	5,884,796	180,442	(6,065,238)	3,851,552

Total liabilities and stockholders’ equity	$6,251,068	$7,089,497	$202,271	$(6,101,263)	$7,441,573

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2008:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$44,529	$25,383	$—	$215,090
Restricted cash	—	1,891	—	—	1,891
Accounts receivable, net (including intercompany)	—	1,338,354	60,865	(32,064)	1,367,155
Unbilled receivables, CRO	—	22,329	—	—	22,329
Inventories	—	441,826	10,922	—	452,748
Deferred income tax benefits, net-current	1,202	132,991	56	—	134,249
Other current assets	1,270	171,726	5,235	—	178,231

Total current assets	147,650	2,153,646	102,461	(32,064)	2,371,693

Properties and equipment, net	—	212,416	7,236	—	219,652
Goodwill	—	4,159,159	93,747	—	4,252,906
Identifiable intangible assets, net	—	329,882	3,887	—	333,769
Other noncurrent assets	40,171	232,008	46	—	272,225
Investment in subsidiaries	6,075,308	—	—	(6,075,308)	—

Total assets	$6,263,129	$7,087,111	$207,377	$(6,107,372)	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,460	$633,070	$11,323	$(32,064)	$640,789
Long-term debt, notes and convertible debentures	2,350,227	2,594	56	—	2,352,877
Deferred income tax liabilities, net-noncurrent	66,757	285,361	10,492	—	362,610
Other noncurrent liabilities	—	274,825	1,459	—	276,284
Stockholders’ equity	3,817,685	5,891,261	184,047	(6,075,308)	3,817,685

Total liabilities and stockholders’ equity	$6,263,129	$7,087,111	$207,377	$(6,107,372)	$7,450,245

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,

2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$10,113	$114,092	$(3,287)	$120,918

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(31,710)	—	(31,710)
Capital expenditures	—	(8,880)	61	(8,819)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	1,448	—	1,448
Other	—	(2,394)	—	(2,394)

Net cash flows used in investing activities	—	(41,536)	61	(41,475)

Cash flows from financing activities:
Net payments on revolving credit facility and term A loan	(75,000)	—	—	(75,000)
Payments on long-term borrowings and obligations	(494)	—	—	(494)
(Decrease) increase in cash overdraft balance	(2,711)	1,308	—	(1,403)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(1,870)	—	—	(1,870)
Excess tax benefits from stock-based compensation	438	—	—	438
Dividends paid	(2,673)	—	—	(2,673)
Other	74,350	(74,350)	—	—

Net cash flows used in financing activities	(7,960)	(73,042)	—	(81,002)

Effect of exchange rate changes on cash	—	—	1,558	1,558

Net increase (decrease) in cash and cash equivalents	2,153	(486)	(1,668)	(1)
Cash and cash equivalents at beginning of period	145,178	44,529	25,383	215,090

Cash and cash equivalents at end of period	$147,331	$44,043	$23,715	$215,089

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Three months ended March 31,

2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$10,759	$142,984	$(11,479)	$142,264

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(35,983)	—	(35,983)
Capital expenditures	—	(12,242)	(197)	(12,439)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(11,542)	—	(11,542)
Other	—	(32)	—	(32)

Net cash flows used in investing activities	—	(59,799)	(197)	(59,996)

Cash flows from financing activities:
Net payments on revolving credit facility and term A loan	(50,000)	—	—	(50,000)
Payments on long-term borrowings and obligations	(963)	—	—	(963)
Increase (decrease) in cash overdraft balance	(900)	43	—	(857)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(3,584)	—	—	(3,584)
Excess tax benefits from stock-based compensation	82	—	—	82
Dividends paid	(2,746)	—	—	(2,746)
Other	92,923	(92,923)	—	—

Net cash flows from financing activities	34,812	(92,880)	—	(58,068)

Effect of exchange rate changes on cash	—	—	2,612	2,612

Net increase (decrease) in cash and cash equivalents	45,571	(9,695)	(9,064)	26,812
Cash and cash equivalents at beginning of period	171,779	70,088	32,581	274,448

Cash and cash equivalents at end of period	$217,350	$60,393	$23,517	$301,260

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of March 31, 2009 and December 31, 2008 for the balance sheets, as well as the statements of income and the statements of cash flows for the three months ended March 31, 2009 and 2008. Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended March 31,

2009:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$1,563,560	$—	$1,563,560
Cost of sales	—	—	1,165,036	—	1,165,036
Heartland matters	—	—	1,102	—	1,102

Gross profit	—	—	397,422	—	397,422
Selling, general and administrative expenses	6,938	421	217,815	—	225,174
Provision for doubtful accounts	—	—	26,626	—	26,626
Restructuring and other related charges	—	—	6,917	—	6,917
Litigation and other related professional fees	—	—	41,665	—	41,665
Heartland matters	—	—	891	—	891
Acquisition and other related costs	—	—	839	—	839

Operating income (loss)	(6,938)	(421)	102,669	—	95,310
Investment income	436	—	1,971	—	2,407
Interest expense, including amortization of discount on convertible notes	(37,828)	—	(261)	—	(38,089)

Income (loss) before income taxes	(44,330)	(421)	104,379	—	59,628
Income tax (benefit) expense	(16,970)	(161)	45,865	—	28,734
Equity in net income of subsidiaries	58,254	—	—	(58,254)	—

Net income (loss)	$30,894	$(260)	$58,514	$(58,254)	$30,894

2008:

Net sales	$—	$—	$1,558,979	$—	$1,558,979
Cost of sales	—	—	1,177,763	—	1,177,763
Heartland matters	—	—	1,574	—	1,574

Gross profit	—	—	379,642	—	379,642
Selling, general and administrative expenses	1,948	300	234,349	—	236,597
Provision for doubtful accounts	—	—	30,392	—	30,392
Restructuring and other related charges	—	—	6,448	—	6,448
Litigation and other related professional fees	—	—	21,642	—	21,642
Heartland matters	—	—	319	—	319

Operating income (loss)	(1,948)	(300)	86,492	—	84,244
Investment income	574	—	2,037	—	2,611
Interest expense, including amortization of discount on convertible notes	(41,051)	—	(2,071)	—	(43,122)

Income (loss) before income taxes	(42,425)	(300)	86,458	—	43,733
Income tax (benefit) expense	(16,768)	(120)	34,471	—	17,583
Equity in net income of subsidiaries	51,807	—	—	(51,807)	—

Net income (loss)	$26,150	$(180)	$51,987	$(51,807)	$26,150

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2009 (Unaudited):	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$147,331	$—	$67,758	$—	$215,089
Restricted cash	—	—	2,872	—	2,872
Accounts receivable, net (including intercompany)	—	150	1,364,836	(150)	1,364,836
Unbilled receivables, CRO	—	—	23,931	—	23,931
Inventories	—	—	410,043	—	410,043
Deferred income tax benefits, net-current	—	—	143,180	(106)	143,074
Other current assets	1,096	—	188,261	—	189,357

Total current assets	148,427	150	2,200,881	(256)	2,349,202

Properties and equipment, net	—	25	222,951	—	222,976
Goodwill	—	—	4,272,741	—	4,272,741
Identifiable intangible assets, net	—	—	329,352	—	329,352
Other noncurrent assets	37,403	19	229,880	—	267,302
Investment in subsidiaries	6,065,238	—	—	(6,065,238)	—

Total assets	$6,251,068	$194	$7,255,805	$(6,065,494)	$7,441,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$42,995	$84	$599,700	$(150)	$642,629
Long-term debt, notes and convertible debentures	2,283,413	—	2,330	—	2,285,743
Deferred income tax liabilities, net-noncurrent	73,108	—	308,311	(106)	381,313
Other noncurrent liabilities	—	—	280,336	—	280,336
Stockholders’ equity	3,851,552	110	6,065,128	(6,065,238)	3,851,552

Total liabilities and stockholders’ equity	$6,251,068	$194	$7,255,805	$(6,065,494)	$7,441,573

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2008:	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$—	$69,912	$—	$215,090
Restricted cash	—	—	1,891	—	1,891
Accounts receivable, net (including intercompany)	—	66	1,367,155	(66)	1,367,155
Unbilled receivables, CRO	—	—	22,329	—	22,329
Inventories	—	—	452,748	—	452,748
Deferred income tax benefits, net-current	1,202	—	133,047	—	134,249
Other current assets	1,270	—	176,961	—	178,231

Total current assets	147,650	66	2,224,043	(66)	2,371,693

Properties and equipment, net	—	26	219,626	—	219,652
Goodwill	—	—	4,252,906	—	4,252,906
Identifiable intangible assets, net	—	—	333,769	—	333,769
Other noncurrent assets	40,171	19	232,035	—	272,225
Investment in subsidiaries	6,075,308	—	—	(6,075,308)	—

Total assets	$6,263,129	$111	$7,262,379	$(6,075,374)	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,460	$—	$612,395	$(66)	$640,789
Long-term debt, notes and convertible debentures	2,350,227	—	2,650	—	2,352,877
Deferred income tax liabilities, net-noncurrent	66,757	—	295,853	—	362,610
Other noncurrent liabilities	—	—	276,284	—	276,284
Stockholders’ equity	3,817,685	111	6,075,197	(6,075,308)	3,817,685

Total liabilities and stockholders’ equity	$6,263,129	$111	$7,262,379	$(6,075,374)	$7,450,245

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,

2009:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$10,113	$—	$110,805	$120,918

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(31,710)	(31,710)
Capital expenditures	—	—	(8,819)	(8,819)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	1,448	1,448
Other	—	—	(2,394)	(2,394)

Net cash flows used in investing activities	—	—	(41,475)	(41,475)

Cash flows from financing activities:
Net payments on revolving credit facility and term A loan	(75,000)	—	—	(75,000)
Payments on long-term borrowings and obligations	(494)	—	—	(494)
(Decrease) increase in cash overdraft balance	(2,711)	—	1,308	(1,403)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(1,870)	—	—	(1,870)
Excess tax benefits from stock-based compensation	438	—	—	438
Dividends paid	(2,673)	—	—	(2,673)
Other	74,350	—	(74,350)	—

Net cash flows used in financing activities	(7,960)	—	(73,042)	(81,002)

Effect of exchange rate changes on cash	—	—	1,558	1,558

Net increase (decrease) in cash and cash equivalents	2,153	—	(2,154)	(1)
Cash and cash equivalents at beginning of period	145,178	—	69,912	215,090

Cash and cash equivalents at end of period	$147,331	$—	$67,758	$215,089

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Three months ended March 31,

2008:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$10,759	$—	$131,505	$142,264

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(35,983)	(35,983)
Capital expenditures	—	—	(12,439)	(12,439)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(11,542)	(11,542)
Other	—	—	(32)	(32)

Net cash flows used in investing activities	—	—	(59,996)	(59,996)

Cash flows from financing activities:
Net payments on revolving credit facility and term A loan	(50,000)	—	—	(50,000)
Payments on long-term borrowings and obligations	(963)	—	—	(963)
Increase (decrease) in cash overdraft balance	(900)	—	43	(857)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(3,584)	—	—	(3,584)
Excess tax benefits from stock-based compensation	82	—	—	82
Dividends paid	(2,746)	—	—	(2,746)
Other	92,923	—	(92,923)	—

Net cash flows from financing activities	34,812	—	(92,880)	(58,068)

Effect of exchange rate changes on cash	—	—	2,612	2,612

Net increase (decrease) in cash and cash equivalents	45,571	—	(18,759)	26,812
Cash and cash equivalents at beginning of period	171,779	—	102,669	274,448

Cash and cash equivalents at end of period	$217,350	$—	$83,910	$301,260

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.” The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2008, which appear in the Company’s Annual Report on Form 10-K, (“Omnicare’s 2008 Annual Report”), which was filed with the Securities and Exchange Commission on February 26, 2009.

Overview of Three Months Ended March 31, 2009 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. At March 31, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,425,000 beds, including approximately 56,000 patients served by the patient assistance programs of its specialty pharmacy services business. The comparable number at December 31, 2008 was 1,435,000 (including approximately 68,000 patients served by patient assistance programs). The comparable number at March 31, 2008 was 1,446,000 (including approximately 69,000 patients served by patient assistance programs). Omnicare provides its pharmacy services in 47 states in the United States, the District of Columbia and Canada at March 31, 2009. Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 31 countries worldwide. For further description of the Company’s business activities see the “Business” caption of Part I, Item 1 of Omnicare’s 2008 Annual Report.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended March 31,

	2009	2008 as adjusted(a)

Net sales	$1,563,560	$1,558,979

Net income	$30,894	$26,150

Earnings per share:
Basic	$0.27	$0.22

Diluted	$0.26	$0.22

EBITDA(b)	$125,254	$113,759

EBITDA reconciliation to net cash flows from operating activities:
EBITDA(b)	$125,254	$113,759
(Subtract)/Add:
Interest expense, net of investment income	(28,885)	(34,211)
Income tax provision	(28,734)	(17,583)
Changes in assets and liabilities, net of effects from acquisition of businesses	53,283	80,299

Net cash flows from operating activities	$120,918	$142,264

(a) Effective January 1, 2009, Omnicare adopted the provisions of FASB Staff Position (FSP) No. APB 14-1. “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Financial statements for 2008 and prior periods have been restated for this change in accounting.

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

Three Months Ended March 31, 2009 vs. 2008

Total net sales for the three months ended March 31, 2009 increased to $1,563.6 million from $1,559.0 million in the comparable prior-year period. Net income for the three months ended March 31, 2009 was $30.9 million versus $26.2 million earned in the comparable 2008 period. Diluted earnings per share for the three months ended March 31, 2009 were $0.26 versus $0.22 in the same prior-year period. EBITDA totaled $125.3 million for the three months ended March 31, 2009 as compared with $113.8 million for the same period of 2008.

Net sales for the quarter were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services. Partially offsetting these factors were the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, a lower net number of beds served along with a year-over-year shift in mix towards assisted living. Also, it should be noted that the March 31, 2009 quarter contained one less day than the prior leap-year period. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company continues to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the first quarter of 2009 by approximately $22 million (approximately $14 million aftertax), and cumulatively since April 2006 by approximately $318 million (approximately $184 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal court in the Northern District of Illinois. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The Company’s consolidated gross profit of $397.4 million increased $17.8 million for the three months ended March 31, 2009, from the same prior-year period amount of $379.6 million. Gross profit as a percentage of total net sales of 25.4% in the three months ended March 31, 2009, was higher than the 24.4% experienced during the comparable 2008 period. Gross profit was favorably affected in the 2009 period largely due to the increased availability and utilization of higher margin generic drugs, purchasing improvements, the continued integration of acquisitions and productivity enhancements, and the favorable effect of drug price inflation. Partially offsetting these factors were certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement and/or utilization for certain drugs, competitive pricing issues and the lower net number of beds served.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended March 31, 2009 of $225.2 million were lower than the comparable prior-year amount of $236.6 million by $11.4 million. Operating expenses as a percentage of net sales amounted to 14.4% in the first quarter of 2009, representing a decrease from the 15.2% experienced in the comparable prior-year period. Operating expenses for the quarter ended March 31, 2009 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives, non-drug purchasing initiatives, reductions in employee benefit costs and the continued integration of prior-period acquisitions. These favorable items were partially offset by increased operating costs associated with recent acquisitions.

The provision for doubtful accounts for the three months ended March 31, 2009 was $26.6 million versus $30.4 million in the comparable prior-year period.

Investment income for the three months ended March 31, 2009 of $2.4 million was lower than the $2.6 million earned in the comparable prior-year period, primarily due to lower interest rates versus the prior year.

Interest expense for the three months ended March 31, 2009 of $31.3 million is lower than the $36.8 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $125 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”) during the first quarter of 2008 through the first quarter of 2009, payments of $39.1 million to pay off a term note payable in the fourth quarter of 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 48.2% for the three months ended March 31, 2009, as compared to the first quarter of 2008 rate of 40.2%. The year-over-year increase in the effective tax rate is primarily attributable to certain nondeductible litigation costs recognized in the 2009 period. The effective tax rates in 2009 and 2008 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2009).

Special Items and Accounting Changes:

The three months ended March 31, 2009 included the following charges totaling approximately $60.0 million pretax ($43.8 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i) Operating income included restructuring and other related charges of approximately $6.9 million pretax ($4.3 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Heartland Matters”). In addressing and resolving the Heartland Matters, the Company continues to experience increased costs and, as a result, the three months ended March 31, 2009 included special charges of $2.0 million pretax (approximately $1.1 million and $0.9 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($1.2 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of March 31, 2009, the Company has received no material insurance recoveries.

(iii) Operating income included special litigation and other related professional fees of $41.7 million pretax ($32.5 million aftertax) for litigation-related professional expenses primarily in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. Also included in the $41.7 million is a charge of $35 million pretax representing an addition to the settlement reserve established in connection with the previously disclosed investigation by the United States Attorney’s Office, District of Massachusetts. This special litigation charge relates to the Company’s estimate of potential settlement amounts and associated costs under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter. With respect to these proceedings to which the Company is a party, including the investigation by the United States Attorney’s Office, District of Massachusetts, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iv) Operating income included acquisition and other related costs of approximately $0.8 million pretax related to the implementation of the SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) accounting change. These expenses were primarily related to professional fees from acquisitions completed during the quarter. See further discussion at the “Acquisition” note of the Notes to Consolidated Financial Statements.

(v) Operating expenses included approximately $1.7 million in pretax charges relating to the prior implementation of the SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) accounting change, which primarily relate to stock option expense. SFAS 123R requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi) The Company recorded a $6.8 million non-cash increase in pretax interest expense ($4.2 million aftertax) related to the retrospective adoption of the FSP APB 14-1 accounting change. See further discussion of FSP APB 14-1, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

The three months ended March 31, 2008 included the following charges totaling approximately $36.3 million pretax ($22.0 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

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

(ii) In addressing and resolving the Heartland Matters, the Company continues to experience increased costs and as a result, the three months ended March 31, 2008 included special charges of $1.9 million pretax (approximately $1.6 million and $0.3 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($1.1 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of March 31, 2008, no receivables for insurance recoveries had been recorded by the Company.

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

(iv) The Company recorded a $6.3 million non-cash increase in pretax interest expense ($3.9 million aftertax) related to the retrospective adoption of FSP APB 14-1 accounting change. See further discussion of FSP APB 14-1, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Three months ended March 31,

	2009	2008

Net sales	$1,518,817	$1,509,806

Operating income	$118,973	$109,235

Omnicare’s Pharmacy Services segment recorded sales of $1,518.8 million for the three months ended March 31, 2009, an increase from the comparable 2008 amount of $1,509.8 million by $9.0 million, or 0.6%. At March 31, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,425,000 beds, including approximately 56,000 patients served by the patient assistance programs of its specialty pharmacy business. The comparable number at March 31, 2008 was 1,446,000 (including approximately 69,000 patients served by patient assistance programs). Pharmacy Services sales were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in the specialty pharmacy services business. Partially offsetting these factors were the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, a lower net number of beds served, and a year-over-year shift in mix toward assisted living, which typically has lower penetration rates than skilled nursing facilities. Also, it should be noted that the March 31, 2009 quarter contained one less day than the prior leap-year period. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $119.0 million in the first quarter of 2009, a $9.8 million increase as compared with the $109.2 million earned in the comparable period of 2008. As a percentage of the segment’s sales, operating income was 7.8% for the first quarter of 2009, compared with 7.2% in 2008. The 2009 quarter was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy, lower bad debt expense, and purchasing improvements, as well as by the continued progress in the Company’s productivity improvement initiatives and the continued integration of prior-period acquisitions. Operating income in 2009 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales and the year-over-year impact of the previously mentioned special items.

The Company derives a significant portion of its revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs. As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs.

In 1997 Congress mandated a prospective payment system (“PPS”) for reimbursement to skilled nursing facilities (“SNFs”) for their Medicare-eligible residents during a Medicare Part A-covered stay. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services, including pharmacy services. PPS initially resulted in a significant reduction of reimbursement to SNFs. Although some of the reductions were subsequently mitigated, the PPS fundamentally changed the payment for Medicare SNF services.

In recent years, SNFs have received the full market basket inflation increase to annual rates. For fiscal year 2009, beginning October 1, 2008, SNFs received a 3.4 percent inflation update that will increase overall payments to SNFs by $780 million. The Centers for Medicare & Medicaid Services (“CMS”) did not adopt a provision to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006, which would have cut overall SNF PPS payments by $770 million in fiscal year 2009. While these rulemakings have not decreased payments to SNFs, reimbursement changes could be adopted in the future that could have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

The Part D drug benefit permits Medicare beneficiaries to enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include plans providing the drug benefit on a stand-alone basis (known as “prescription drug plans”, or “PDPs”) and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (known as “MA-PDs”). Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the Medicare drug benefit, unless they elect to opt out of Part D coverage. Many nursing home residents Omnicare serves are dual eligibles. In the first quarter of 2009, approximately 39% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

CMS provides premium and cost-sharing subsidies to Part D Plans for dual eligible residents of nursing homes. Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled does not exceed the premium subsidy, nor are they required to meet deductibles or pay copayment amounts. Further, all dual eligibles who do not affirmatively enroll in a Part D Plan are automatically enrolled into a PDP by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region, unless they elect to opt out of Part D coverage. Such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process. Also, dual eligibles who are qualifying covered retirees under an employer or union-sponsored qualified retiree prescription drug plan (plans which offer an alternative to Part D coverage supported by federal subsidies to the plan sponsor) will be determined to have elected not to enroll in a Part D Plan, unless they affirmatively enroll in a Part D Plan or contact CMS to indicate they wish to be auto-enrolled. In sum, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted, subject to prior authorization or similar utilization management requirements for certain drugs. CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and to offer an exceptions process to provide coverage for medically necessary drugs.

The Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans and renegotiates these agreements in the ordinary course. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation.

As such, reimbursement under these agreements is subject to change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of March 31, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct copays for dual eligibles and other low-income subsidy eligible beneficiaries. However, until all administrative and payment issues are fully resolved, there can be no assurance that the Part D drug benefit will not adversely impact the Company’s results of operations, financial position or cash flows.

For Medicare beneficiaries covered under a Medicare Part A stay, the Company receives reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements it has negotiated with each SNF. The Company also receives reimbursement from the state Medicaid programs for those Medicaid beneficiaries not eligible for the Part D program, including those under age 65 who are not disabled, and for certain drugs specifically excluded from Medicare Part D.

CMS has issued subregulatory guidance on many aspects of the Part D program, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. For 2007 and 2008, CMS instructed Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. The Company reported information specified by CMS with respect to rebates received by the Company for 2007 and the first quarter of 2008 to those Part D Plans which agreed to maintain the confidentiality of such information. In November 2008, CMS suspended collection of the long-term care pharmacy rebate data from Part D Plan sponsors for calendar years 2008 and 2009. Instead, CMS intends to collect different non-rebate information to focus plan attention on network pharmacy compliance and appropriate drug utilization management. The new data would include the number and the cost of formulary versus non-formulary drugs dispensed by each pharmacy (whether long-term care or non-long-term care) in the Part D Plan’s pharmacy network. CMS will test the proposed reporting requirements with a small number of Part D Plan sponsors prior to calendar year 2010, when the new reporting requirements will become effective. CMS also issued a memo on November 25, 2008 reminding Part D Plan sponsors of the requirement to (1) provide convenient access to network long-term care pharmacies to all of their enrollees residing in long-term care facilities, and (2) exclude payment for drugs that are covered under a Medicare Part A stay that would otherwise satisfy the definition of a Part D drug. The Company will continue to work with Part D Plan sponsors to ensure compliance with CMS’s evolving policies related to long-term care pharmacy services.

On July 15, 2008, Congress enacted the “Medicare Improvements for Patients and Providers Act of 2008” (“MIPPA”). This law includes further reforms to the Part D program. Among other things, as of January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan. As of January 1, 2009, Part D Plan sponsors must update the prescription drug pricing data they use to pay pharmacies at least every seven days. The law also expands the number of Medicare beneficiaries who are entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage. On September 18, 2008, CMS published final regulations implementing many of the MIPPA Part D provisions, and the agency published another interim final rule with comment period on January 16, 2009 implementing additional MIPPA provisions related to drug formularies and protected classes of drugs. Additional legislative proposals are pending before Congress that could further modify the Part D benefit, including proposals that could impact the payment available or pricing for drugs under Part D Plans. The Company cannot predict at this time whether such legislation will be enacted or the form any such legislation would take. The Company can make no assurances that future Part D legislation would not adversely impact its business.

Moreover, CMS continues to issue guidance on and make other revisions to the Part D program. The Company is continuing to monitor issues relating to implementation of the Part D benefit, and until further agency guidance is known and until all administrative and payment issues associated with this massive program are fully resolved, there can be no assurance that the impact of the Part D rules, future legislative changes, or the outcome of other potential developments relating to its implementation on our business, results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

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

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008. In light of concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay is being financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process. CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009, and on April 17, 2009 announced that it is proceeding with implementation of the January 16, 2009 rule after a brief delay. The Company intends to participate in the new bidding process for round one, and is assessing the potential impact of the fee schedule reductions on its business.

CMS requires all existing DMEPOS suppliers to submit proof of accreditation by a deemed accreditation organization by September 30, 2009. MIPPA codifies the requirement that all suppliers be accredited by September 30, 2009 and extends the accreditation requirement to companies that subcontract with contract suppliers under the competitive bidding program. The Company intends to comply with all accreditation requirements for DMEPOS suppliers by the applicable deadline.

On January 2, 2009, CMS published a final rule requiring certain Medicare DMEPOS suppliers to furnish CMS with a $50,000 surety bond, although the required bond amount will be higher for certain “high-risk” suppliers with previous adverse legal actions. A separate surety bond will be required for each National Provider Identifier obtained for DMEPOS billing purposes, with limited exceptions. CMS did not establish exceptions from the bond requirement for pharmacies or for nursing facilities that bill for Medicare DMEPOS services provided to their own residents. Current suppliers must comply with the surety bond requirement by October 2, 2009, while new enrolling suppliers or suppliers seeking to change ownership after the effective date must meet this requirement by May 4, 2009. The Company intends to comply with the surety bond requirement by the applicable deadline.

With respect to Medicaid, states have considerable latitude in setting payment rates for nursing facilities. States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. The Deficit Reduction Act (“DRA”), enacted in 2006, also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

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

Most recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information. The law also strengthens federal privacy and security provisions to protect personally-identifiable health information. In addition, the legislation increases Federal Medical Assistance Percentage (“FMAP”) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls. The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt. The Company is reviewing the new law and assessing the potential impact of the various provisions on the Company.

Two other recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. On June 30, 2008, legislation was enacted imposing a moratorium on implementation of certain provisions of this rule until April 1, 2009. The American Recovery and Reinvestment Act of 2009 extends this moratorium until July 1, 2009. Second, on January 18, 2007, CMS published a proposed rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule, if finalized, would save $120 million during the first year and $3.87 billion over five years. On May 29, 2007, CMS published a final rule to implement this provision, but Congress blocked the rule through April 1, 2009. The American Recovery and Reinvestment Act of 2009 expresses the sense of Congress that the Secretary of Health and Human Services should not promulgate the provider cost limit rule, citing a ruling by the United States District Court for the District of Columbia that the final rule was “improperly promulgated.”

Broader changes in federal health care policy have been proposed by President Obama and are expected to be considered by Congress this year. Specifically, on February 26, 2009, the Obama Administration released its proposed federal budget for fiscal year (“FY”) 2010, which would establish a reserve fund of $633.8 billion over 10 years to finance comprehensive health reform. The reserve fund would be paid for by tax increases and health system savings. Among other things, the plan would reduce payments to Medicare Advantage plans and bundle payments to hospitals and certain post-acute providers for services provided within 30 days after discharge from the hospital. The proposal would also increase the Medicaid drug rebate level paid by pharmaceutical manufacturers to Medicaid for brand-name drugs, apply the rebate levels paid by pharmaceutical manufacturers to Medicaid on existing drugs to new formulations of those drugs, and allow states to collect rebates from pharmaceutical manufacturers on drugs provided through Medicaid managed care organizations. With regard to Medicare Part D, the plan would impose higher premiums on certain higher-income beneficiaries and expand oversight and program integrity activities related to the program. The proposal also would establish a regulatory pathway for approval of follow-on biologicals, take steps to promote generic drugs, and allow drug reimportation. It should be noted that many provisions of the proposed budget would require Congressional approval to implement and would take effect after FY 2010.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United States District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements. However on January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlements, and after hearing various objections to the proposed settlements indicated that it would not approve the settlements as proposed. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees. On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class. First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the markup on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span). During June and July, 2008, the Court granted preliminary approval to the revised settlements and approved the process for class notification. On December 17, 2008, the Court held a hearing on the plaintiffs’ motion for final approval of the two proposed settlements, and on March 17, 2009 the Court released an opinion approving the proposed settlements, with a modification by the Court requiring that the change in mark-ups take place 180 days after the order approving the settlements is entered. The Court entered an order approving the settlements on March 30, 2009. Notices of appeal of the Court’s order to the United States Court of Appeals for the First Circuit have been filed by several entities; no briefing schedule for the appeal has as yet been established. Additionally, motions for a stay of the Court’s order pending appeal have been filed, and are currently pending.

The Company is monitoring these cases for further developments and evaluating potential implications and/or actions that may be required, including any adverse effect on the Company’s reimbursement for drugs and biologicals and any actions that may be taken to offset or otherwise mitigate such impact. There can be no assurance, however, that the First DataBank and Medi-Span settlements and associated unilateral actions by First DataBank and Medi-Span, if implemented, or actions, if any, by the government or private health insurance programs relating to AWP, would not have an adverse impact on the Company’s reimbursement for drugs and biologicals, which could adversely affect the Company.

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

CRO Services Segment

	Three months ended March 31,

	2009	2008

Revenues	$44,743	$49,173

Operating income	$2,992	$2,668

Omnicare’s CRO Services segment recorded revenues of $44.7 million for the three months ended March 31, 2009, which decreased by $4.5 million, or 9.1% from the $49.2 million recorded in the same prior-year period. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), the Company included $5.8 million and $7.4 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and cost of sales amounts for the three months ended March 31, 2009 and 2008, respectively. Revenues for 2009 were lower than in the same prior-year period primarily due to the early termination and client-driven delays in the commencement of certain projects during the first three months of 2009.

Operating income in the CRO Services segment was $3.0 million in the first quarter of 2009 compared with $2.7 million in 2008, an increase of $0.3 million or 12.1%. As a percentage of the segment’s revenue, operating income was 6.7% in the first quarter of 2009 compared with 5.4% in the same period of 2008. This increase is primarily attributable to operating expense control. Backlog at March 31, 2009 was $273.7 million, representing a decrease of $29.2 million from the December 31, 2008 backlog of $302.9 million, and a decrease of $35.7 million from the March 31, 2008 backlog of $309.4 million.

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

Restructuring and Other Related Charges

Omnicare Full Potential Program

In 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth. The Omnicare Full Potential Plan is expected to optimize resources across the entire organization by implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model whereby certain key administrative and production functions will be transferred to regional support centers (“hubs”) specifically designed and managed to perform these tasks, with local pharmacies (“spokes”) focusing on time-sensitive services and customer-facing processes. Additionally, in connection with this productivity enhancement initiative, the Company is also right-sizing and consolidating certain CRO operations.

This program is expected to be completed over a multi-year period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $93 million over this implementation period. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $7 million pretax (approximately $4 million aftertax) during the three months ended March 31, 2009, and approximately $36 million pretax during the year ended December 31, 2008 (approximately $6 million pretax in the three months ended March 31, 2008), or cumulative aggregate restructuring and other related charges of approximately $90 million before taxes through the first quarter of 2009. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $50 million to $55 million over the entire implementation period. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 270 positions had been eliminated as of March 31, 2009. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.

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

2005 Program

In connection with the previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”), the Company had liabilities of $3.5 million at December 31, 2008, of which $0.3 million was utilized in the three months ended March 31, 2009. The remaining liabilities of $3.2 million at March 31, 2009 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at March 31, 2009 were $218.0 million compared with $217.0 million at December 31, 2008 (including restricted cash amounts of $2.9 million and $1.9 million, respectively).

The Company generated positive net cash flows from operating activities of $120.9 million during the three months ended March 31, 2009, compared with net cash flows from operating activities of $142.3 million during the three months ended March 31, 2008. Compared to the same prior-year period, cash flow from operating activities was unfavorably impacted largely by the year-over-year reduction in cash receipts, including the impact of a broad-based slowdown in Medicaid reimbursements to nursing homes and pharmacies from the State of Illinois, as well as one less day during the 2009 first quarter in comparison to the same prior leap-year period. Further, tax payments increased during 2009 compared to the same prior-year period largely in connection with the increased earnings of the Company.

Net cash used in investing activities was $41.5 million and $60.0 million for the three months ended March 31, 2009 and 2008, respectively. Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $31.7 million (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) in the first three months of 2009. Acquisitions of businesses during the first three months of 2008 required $36.0 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) which were primarily funded by invested cash and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities was $81.0 million for the three months ended March 31, 2009 as compared to $58.1 million for the comparable prior-year period. During the first three months of 2009 and 2008, the Company paid down $75 million and $50 million, respectively, on the Term Loans.

At March 31, 2009, there were no outstanding borrowings under the $800 million revolving credit facility, and $325 million in borrowings were outstanding under Term Loans.

On February 12, 2009, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2009, which is consistent with the annual dividends per share actually paid in 2008. Aggregate dividends paid of $2.7 million during the three month period ended March 31, 2009 were relatively consistent with those paid in the comparable prior-period.

There were no known material commitments and contingencies outstanding at March 31, 2009, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of March 31, 2009, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the “MD&A” section at Part II, Item 7 of Omnicare’s 2008 Annual Report and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations	$2,647,500	$—	$325,000	$475,000	$1,847,500
Capital lease obligations	4,418	2,088	1,830	198	302
Operating lease obligations	152,547	41,454	49,931	31,188	29,974
Purchase obligations	50,638	36,986	11,298	2,354	—
Other current obligations	306,377	306,377	—	—	—
Other long-term obligations	280,336	—	231,783	23,495	25,058

Subtotal	3,441,816	386,905	619,842	532,235	1,902,834
Future interest costs relating to debt and capital lease obligations	1,548,247	114,598	216,307	200,948	1,016,394

Total contractual cash obligations	$4,990,063	$501,503	$836,149	$733,183	$2,919,228

As of March 31, 2009, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off Balance Sheet Arrangements, for which there were no significant changes during the 2009 first quarter, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2008 Annual Report.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable” and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 81 days at March 31, 2009, which was higher than the December 31, 2008 amount of 79 days by approximately 1.4 days, largely due to a broad-based slowdown in Medicaid reimbursements to nursing homes and pharmacies from the State of Illinois. Also unfavorably impacting the overall DSO, as well as the 181 days and over past-due accounts receivable balance, is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers, and the continued aging of copays and rejected claims. Further, the increase in the 181 days and over past-due receivable balance from facility payors is partially attributable to the broad-based slowdown in Medicaid reimbursements to nursing homes from the State of Illinois. On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $93 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of March 31, 2009, of which approximately $87 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances). The $93 million represents approximately 5 days of the overall DSO at March 31, 2009. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of March 31, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of March 31, 2009 was $337.7 million, compared with $333.0 million at December 31, 2008. The allowance for doubtful accounts represented 19.8% and 19.6% of gross receivables (net of contractual allowances) as of March 31, 2009 and December 31, 2008, respectively. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of March 31, 2009 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $17.0 million pretax.

The following table is an aging of the Company’s March 31, 2009 and December 31, 2008 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2009

	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$393,643	$189,631	$583,274
Facility payors	480,823	368,385	849,208
Private Pay payors	112,803	135,624	248,427
CRO	21,656	—	21,656

Total gross accounts receivable (net of contractual allowance adjustments)	$1,008,925	$693,640	$1,702,565

	December 31, 2008

	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$393,263	$186,349	$579,612
Facility payors	484,442	357,281	841,723
Private Pay payors	118,541	132,640	251,181
CRO	27,608	—	27,608

Total gross accounts receivable (net of contractual allowance adjustments)	$1,023,854	$676,270	$1,700,124

Fair Value

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines a hierarchy which prioritizes the inputs in fair value measurements. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. The impact to the Company’s consolidated results of operations, financial position and cash flows upon adoption of SFAS 157 was not material.

See further discussion at the “Fair Value” note of the Notes to Consolidated Financial Statements.

Legal Contingencies

The status of certain legal proceedings has been updated at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Acquisitions

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions.

See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

Interest Expense

Effective January 1, 2009, the Company retrospectively adopted the provisions of FSP APB 14-1. Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued. The 2009 implementation resulted in a non-cash increase in pretax interest expense of approximately $7 million during the three months ended March 31, 2009. Further, the Company reclassified approximately $441 million of convertible debt and related deferred debt issuance costs to equity in accordance with this new authoritative guidance.

See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare, pharmaceutical and contract research industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D plan sponsors or to the proportion of the Company’s Part D business covered by specific contracts; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with our Corporate Integrity Agreements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at March 31, 2009 include $325.0 million outstanding under the variable-rate Senior term A loan, due 2010, at an interest rate of 2.31% at March 31, 2009 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $3.3 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes during 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 3.98% at March 31, 2009 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 6.125% Senior Notes, and amounted to approximately $7.4 million at the end of the 2009 first quarter. Additionally, at March 31, 2009, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	March 31, 2009		December 31, 2008

	Book Value	Market Value	Book Value	Market Value

Financial Instrument:
6.125% senior subordinated notes, due 2013, gross	$250,000	$224,400	$250,000	$208,800
6.75% senior subordinated notes, due 2013	225,000	205,900	225,000	189,000
6.875% senior subordinated notes, due 2015	525,000	471,100	525,000	446,000
4.00% junior subordinated convertible debentures, due 2033
Carrying value	197,524	—	197,029	—
Unamortized debt discount	147,476	—	147,971	—

Principal amount	345,000	228,500	345,000	250,800
3.25% convertible senior debentures, due 2035
Carrying value	753,487	—	747,185	—
Unamortized debt discount	224,013	—	230,315	—

Principal amount	977,500	637,800	977,500	565,100

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

The Company has operations and revenue that occur outside of the U.S. and transactions that are settled in currencies other than the U.S. dollar, exposing it to market risk related to changes in foreign currency exchange rates. However, the substantial portion of the Company’s operations and revenues and the substantial portion of the Company’s overall consolidated cash settlements are exchanged in U.S. dollars. Therefore, changes in foreign currency exchange rates do not represent a substantial market risk exposure to the Company.

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

(b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A qui tam action is always filed under seal. Before a qui tam action is unsealed, and typically following an investigation by the government initiated after the filing of the qui tam action, the government is required to notify the court of its decision whether to intervene in the action. The government could seek to intervene in this qui tam action in the future with permission from the court. Where the government ultimately declines to intervene, the qui tam relators may continue to pursue the litigation at their own expense on behalf of the federal or state government and, if successful, would receive a portion of the government’s recovery. On April 2, 2009, counsel for Ms. Maguire served the Company with the complaint relating to this action.

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

In addition to the matters described above, on October 30 and 31, 2008, Omnicare was provided with copies of two complaints against Omnicare and other Pharmaceutical manufacturer defendants that were previously filed under seal with the U.S. District Court in Boston, Massachusetts. One complaint was brought by Bernard Lisitza, and the other by David Kammerer, both as private party “qui tam relators” on behalf of the federal government and various state governments. The U.S. Government has notified the court that it is not intervening in these actions at this time.

The action brought by Mr. Kammerer alleges civil violations of the False Claims Act, 31 U.S.C. (S) 3729 et seq. and various state statutes based on allegations that Omnicare accepted rebates, post-purchase discounts, grants and other forms of remuneration from drug manufacturers in return for purchasing pharmaceuticals from those manufacturers and taking steps to increase the purchase of those manufacturers’ drugs in violation of the Anti-Kickback Statute, 42 U.S.C. (S) 1320a-7b and applicable state statutes. The action brought by Mr. Lisitza alleges civil violations of the False Claims Act and various state statutes based on allegations that Omnicare: accepted rebates from drug manufacturers in return for recommending to physicians that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute and applicable state statutes; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; and substituted certain pharmaceuticals without physician authorization. The unsealed actions seek damages provided for in the False Claims Act and applicable state statutes. On March 27 and April 3, 2009, counsel for Mr. Kammerer and Mr. Lisitza, respectively, served the Company with the complaints relating to their respective actions against the Company. The Company and counsel for each of Ms. Maguire and Messrs. Kammerer and Lisitza have stipulated that the Company shall have until June 5, 2009 to answer or otherwise respond to the complaints.

In addition to the unsealed qui tam actions described above, the Company is aware of two other qui tam complaints against it and other companies that have been filed with the U.S. District Court in Boston, Massachusetts and remain under seal.

On or about March 23, 2009, the Company reached an agreement in principle without admitting liability, subject to board approval and reaching agreement on the global settlement described below, with the U.S. Attorney’s Office, District of Massachusetts, pursuant to which the Company would pay $75 million to settle the claims raised in the two sealed complaints as well as the portion of Ms. Maguire’s complaint described above that relates to the Company’s provision of consultant pharmacist services and other claims covering similar conduct. Pursuant to this agreement in principle, the Company may withdraw its settlement offer of $75 million if it does not also reach a global settlement with the government of any other actions and investigations pending against the Company covering conduct generally related to the matters described in the remaining portions of the Maguire complaint and the Kammerer and Lisitza complaints described above. There can be no assurance as to whether any such settlements will be reached. If any settlements are reached, there can be no assurance as to the scope or terms of, or the ultimate cost to the Company of, any such settlements.

Omnicare recorded a special litigation charge of $35 million pretax in its financial results for the three months ended March 31, 2009 in order to increase the settlement reserve it has established in connection with the investigation by the U.S. Attorney’s Office, District of Massachusetts and the related matters described above to $75 million. This special litigation charge and the settlement reserve relate to the Company’s estimate of potential settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter or the amount, if any, of additional charges that may be taken in the future in connection with this matter.

The Company believes that all of the allegations described above are without merit and intends to vigorously defend itself in these actions if pursued.

Information pertaining to other Legal Proceedings involving the Company is further discussed in the “Commitments and Contingencies” note of the “Notes to Consolidated Financial Statements” of this Filing.

Although the Company cannot predict the ultimate outcome of the matters described in the preceding paragraphs and elsewhere in this Filing, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows.

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by governmental/regulatory authorities responsible for enforcing laws and regulations to which the Company is subject, including reviews of individual Omnicare pharmacy’s reimbursement documentation and administrative practices.

ITEM 1A - RISK FACTORS

The Omnicare 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Risks Relating to Our Business

Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.

In recent years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers. Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services. PPS initially resulted in a significant reduction of reimbursement to SNFs. Congress subsequently sought to restore some of the reductions in reimbursement resulting from PPS. Although some of the reductions were subsequently mitigated, the PPS fundamentally changed the payment for Medicare SNF services.

In recent years, SNFs have received the full market basket increase to annual rates. For fiscal year 2009, beginning October 1, 2008, SNFs received a 3.4 percent inflation update that increases overall payments to SNFs by $780 million. CMS did not adopt a provision included in its May 7, 2008 proposed rule to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006, which would have cut overall SNF PPS payments by $770 million in fiscal year 2009. While these rulemakings have not decreased payments to SNFs, reimbursement changes could be adopted in the future that could have an adverse effect on the financial condition of the Company’s SNF clients which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Similarly, the Medicare Part D prescription drug benefit significantly shifted the payor mix for our pharmacy services. Effective January 1, 2006, the Part D drug benefit permits Medicare beneficiaries to enroll in Part D Plans for their drug coverage. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit, unless they elect to opt out of Part D coverage. Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs. In the first quarter of 2009, approximately 39% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

The Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans and renegotiate these agreements in the ordinary course. Further, the proportion of our Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. As such, reimbursement under these agreements is subject to change. Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of March 31, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct co-pays for dual eligibles, and other low-income subsidy eligible beneficiaries. However, until all administrative and payment issues are fully resolved, there can be no assurance that the Part D Drug benefit will not adversely impact our results of operations, financial position or cash flows.

CMS has issued subregulatory guidance on many aspects of the Part D program, including the provision of pharmaceutical services to long-term care residents. CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers. For 2007 and 2008, CMS instructed Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs. The Company reported information specified by CMS with respect to rebates received by the Company for 2007 and the first quarter of 2008 to those Part D Plans which agreed to maintain the confidentiality of such information. In November 2008, CMS suspended collection of the long-term care pharmacy rebate data from Part D Plan sponsors for calendar years 2008 and 2009. Instead, CMS intends to collect different non-rebate information to focus plan attention on network pharmacy compliance and appropriate drug utilization management. The new data would include the number and the cost of formulary versus non-formulary drugs dispensed by each pharmacy (whether long-term care or non-long-term care) in the Part D Plan’s pharmacy network. CMS will test the proposed reporting requirements with a small number of Part D Plan sponsors prior to calendar year 2010, when the new reporting requirements will become effective. CMS also issued a memo on November 25, 2008 reminding Part D Plan sponsors of the requirement to (1) provide convenient access to network long-term care pharmacies to all of their enrollees residing in long-term care facilities, and (2) exclude payment for drugs that are covered under a Medicare Part A stay that would otherwise satisfy the definition of a Part D drug. The Company will continue to work with Part D Plan sponsors to ensure compliance with CMS’s evolving policies related to long-term care pharmacy services.

MIPPA includes further reforms to the Part D program. As of January 1, 2009, the law also requires Part D Plan sponsors to update the prescription drug pricing data they use to pay pharmacies at least every seven days. As of January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan. The law also expands the number of Medicare beneficiaries who will be entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage, among other things. On September 18, 2008, CMS published final regulations implementing many of the MIPPA Part D provisions, and the agency published another interim final rule with comment period on January 16, 2009 implementing additional MIPPA provisions related to drug formularies and protected classes of drugs. Additional legislative proposals are pending before Congress that could further modify the Part D benefit, including proposals that could impact the payment available or pricing for drugs under Part D Plans. We cannot predict at this time whether such legislation will be enacted or the form any such legislation would take. We can make no assurances that future Part D legislation would not adversely impact our business.

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

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008. In light of concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. The law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay is being financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process. CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009, and on April 17, 2009 announced that it is proceeding with implementation of the January 16, 2009 rule after a brief delay. We intend to participate in the new bidding process for round one, and are assessing the impact of the fee schedule reductions on our business. There is no assurance that we will be a successful bidder in the DMEPOS competitive bidding process.

With respect to Medicaid, states have considerable latitude in setting payment rates for nursing facility services. States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. The DRA also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information. The law also strengthens federal privacy and security provisions to protect personally-identifiable health information. In addition, the legislation increases Federal Medical Assistance Percentage (“FMAP”) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls. The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt. Omnicare is reviewing the new law and assessing the potential impact of the various provisions on the Company.

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

Broader changes in federal health care policy have been proposed by President Obama and are expected to be considered by Congress this year. Specifically, on February 26, 2009, the Obama Administration released its proposed federal budget for fiscal year (“FY”) 2010, which would establish a reserve fund of $633.8 billion over 10 years to finance comprehensive health reform. The reserve fund would be paid for by tax increases and health system savings. Among other things, the plan would reduce payments to Medicare Advantage plans and bundle payments to hospitals and certain post-acute providers for services provided within 30 days after discharge from the hospital. The proposal would also increase the Medicaid drug rebate level paid by pharmaceutical manufacturers to Medicaid for brand-name drugs, apply the rebate levels paid by pharmaceutical manufacturers to Medicaid on existing drugs to new formulations of those drugs, and allow states to collect rebates from pharmaceutical manufacturers on drugs provided through Medicaid managed care organizations. With regard to Medicare Part D, the plan would impose higher premiums on certain higher-income beneficiaries and expand oversight and program integrity activities related to the program. The proposal also would establish a regulatory pathway for approval of follow-on biologicals, take steps to promote generic drugs, and allow drug reimportation. It should be noted that many provisions of the proposed budget would require Congressional approval to implement and would take effect after FY 2010.

Congressional leaders have expressed their commitment to enacting major health reform legislation this year, including expanded access to insurance, possibly with a government health insurance option to compete with private plans. As part of this reform, Congress may also seek to rein in healthcare costs, which could include consideration of alternate healthcare delivery systems, revised payment methodologies and changes in operational requirements for healthcare providers. The actual legislative language of the major federal reform proposals have not been released to date. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on our business.

Changes in the use of the average wholesale price as a benchmark from which pricing in the pharmaceutical industry is negotiated could adversely affect the Company.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United States District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements. However on January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlements, and after hearing various objections to the proposed settlements indicated that it would not approve the settlements as proposed. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees. On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class. First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the mark-up on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span). During June and July, 2008, the Court granted preliminary approval to the revised settlements and approved the process for class notification. On December 17, 2008, the Court held a hearing on the plaintiffs’ motion for final approval of the two proposed settlements, and on March 17, 2009 the Court released an opinion approving the proposed settlements, with a modification by the Court requiring that the change in mark-ups take place 180 days after the order approving the settlements is entered. The Court entered an order approving the settlements on March 30, 2009. Notices of appeal of the Court’s order to the United States Court of Appeals for the First Circuit have been filed by several entities; no briefing schedule for the appeal has as yet been established. Additionally, motions for a stay of the Court’s order pending appeal have been filed, and are currently pending.

The Company is monitoring these cases for further developments and evaluating potential implications and/or actions that may be required, including any adverse effect on the Company’s reimbursement for drugs and biologicals and any actions that may be taken to offset or otherwise mitigate such impact. There can be no assurance, however, that the First DataBank and Medi-Span settlements and associated unilateral actions by First DataBank and Medi-Span, if implemented, or actions, if any, by the government or private health insurance programs relating to AWP, would not have an adverse impact on the Company’s reimbursement for drugs and biologicals, which could adversely affect the Company.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended March 31, 2009 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2009	—	$—	—	$—
February 1 - 28, 2009	30	28.91	—	—
March 1 - 31, 2009	95	23.64	—	—

Total	125	$24.90	—	$—

(a)

During the first quarter of 2009, the Company purchased 125 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.

Registrant

Date: April 30, 2009	By:	/s/	David W. Froesel, Jr.

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