Form 10-Q
period 2009-06-30
OMNICARE INC
filed 2009-07-30
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

COMMON STOCK OUTSTANDING
	Number of Shares	Date

Common Stock, $1 par value	119,357,454	June 30, 2009

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT JUNE 30, 2009

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended, June 30,		Six months ended June 30,

	2009	2008 as adjusted (Notes 2 & 3)	2009	2008 as adjusted (Notes 2 & 3)

Net sales	$1,540,507	$1,522,712	$3,082,612	$3,053,150

Cost of sales	1,168,778	1,149,864	2,320,546	2,309,445
Heartland repack matters (Note 11)	815	1,560	1,917	3,134

Gross profit	370,914	371,288	760,149	740,571

Selling, general and administrative expenses	203,491	226,951	419,624	453,178
Provision for doubtful accounts	22,710	24,093	47,981	52,245
Restructuring and other related charges (Note 10)	5,883	10,784	12,800	17,232
Litigation and other related professional fees (Note 11)	28,357	16,022	70,022	37,664
Heartland repack matters (Note 11)	381	180	1,272	499
Acquisition and other related costs (Note 4)	2,011	—	2,850	—

Operating income	108,081	93,258	205,600	179,753

Investment income	1,032	1,959	3,439	4,570
Interest expense	(29,775)	(35,693)	(61,062)	(72,506)
Amortization of discount on convertible notes (Note 6)	(6,927)	(6,421)	(13,724)	(12,721)

Income from continuing operations before income taxes	72,411	53,103	134,253	99,096
Income tax provision	30,417	19,609	60,031	38,065

Income from continuing operations	41,994	33,494	74,222	61,031
Loss from discontinued operations, including impairment charge of $12,065 aftertax during the 2009 periods (Note 3)	(13,275)	(559)	(14,609)	(1,946)

Net income	$28,719	$32,935	$59,613	$59,085

Earnings (loss) per common share - Basic :
Continuing operations	$0.36	$0.28	$0.64	$0.51
Discontinued operations	(0.11)	(0.00)	(0.13)	(0.02)

Net income	$0.25	$0.28	$0.51	$0.50

Earnings (loss) per common share - Diluted:
Continuing operations	$0.36	$0.28	$0.63	$0.51
Discontinued operations	(0.11)	(0.00)	(0.12)	(0.02)

Net income	$0.24	$0.28	$0.51	$0.50

Dividends per common share	$0.0225	$0.0225	$0.045	$0.045

Weighted average number of common shares outstanding:
Basic	116,852	117,901	116,652	118,874

Diluted	117,640	118,672	117,490	119,606

Comprehensive income	$27,223	$32,131	$57,898	$67,408

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except share data)

	June 30, 2009	December 31, 2008 as adjusted (Notes 2 & 3)

ASSETS
Current assets:
Cash and cash equivalents	$273,766	$214,668
Restricted cash	2,484	1,891
Accounts receivable, less allowances of $322,375 (2008-$319,417)	1,270,946	1,337,558
Unbilled receivables, CRO	23,093	22,329
Inventories	338,453	449,023
Deferred income tax benefits	142,042	134,249
Other current assets	181,184	176,989
Current assets of discontinued operations	31,696	34,986

Total current assets	2,263,664	2,371,693

Properties and equipment, at cost less accumulated depreciation of $315,287 (2008-$300,880)	210,245	208,527
Goodwill	4,235,328	4,211,221
Identifiable intangible assets, less accumulated amortization of $166,411 (2008-$149,538)	311,793	329,446
Rabbi trust assets for settlement of pension obligations	130,506	134,587
Other noncurrent assets	128,644	137,526
Noncurrent assets of discontinued operations	45,846	57,245

Total noncurrent assets	5,062,362	5,078,552

Total assets	$7,326,026	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,328	$333,728
Accrued employee compensation	35,884	50,082
Deferred revenue, CRO	14,798	23,227
Current debt	1,438	1,784
Other current liabilities	246,444	221,632
Current liabilities of discontinued operations	8,830	10,336

Total current liabilities	547,722	640,789

Long-term debt, notes and convertible debentures (Note 6)	2,212,114	2,352,824
Deferred income tax liabilities	553,553	525,426
Other noncurrent liabilities	278,829	276,284
Noncurrent liabilities of discontinued operations	53	53

Total noncurrent liabilities	3,044,549	3,154,587

Total liabilities	3,592,271	3,795,376

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 126,692,600 shares issued (2008-125,583,300 shares issued)	126,693	125,583
Paid-in capital (Note 6)	2,255,393	2,224,129
Retained earnings	1,551,692	1,498,171
Treasury stock, at cost-7,335,100 shares (2008-7,135,300 shares)	(198,472)	(193,178)
Accumulated other comprehensive income (loss)	(1,551)	164

Total stockholders’ equity	3,733,755	3,654,869

Total liabilities and stockholders’ equity	$7,326,026	$7,450,245

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Six months ended June 30,

	2009	2008 as adjusted (Notes 2 & 3)

Cash flows from operating activities:
Net income	$59,613	$59,085
Loss from discontinued operations	14,609	1,946
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	25,467	23,612
Amortization expense	45,886	44,040
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable and unbilled receivables, net of provision for doubtful accounts	72,831	33,758
Inventories	112,253	51,672
Other current and noncurrent assets	(11,583)	29,054
Accounts payable	(89,876)	(40,302)
Accrued employee compensation	(13,865)	4,312
Deferred revenue	(8,412)	706
Current and noncurrent liabilities	55,357	19,362

Net cash flows from operating activities of continuing operations	262,280	227,245
Net cash flows from operating activities of discontinued operations	662	1,367

Net cash flows from operating activities	262,942	228,612

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(43,100)	(90,988)
Capital expenditures	(15,315)	(27,430)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	843	(11,589)
Other	(1,789)	(6)

Net cash flows used in investing activities of continuing operations	(59,361)	(130,013)
Net cash flows used in investing activities of discontinued operations	(444)	(1,038)

Net cash flows used in investing activities	(59,805)	(131,051)

Cash flows from financing activities:
Net payments on revolving credit facility and term A loan	(150,000)	(50,000)
Payments on long-term borrowings and obligations	(993)	(1,725)
(Decrease) in cash overdraft balance	(137)	(3,606)
Payments for Omnicare common stock repurchases	—	(100,165)
Proceeds / (Payments) for stock awards and exercise of stock options, net of stock tendered in payment	9,464	(3,803)
Excess tax benefits from stock-based compensation	2,366	82
Dividends paid	(5,352)	(5,412)

Net cash flows used in financing activities of continuing operations	(144,652)	(164,629)
Net cash flows provided by financing activities of discontinued operations	—	119

Net cash flows used in financing activities	(144,652)	(164,510)

Effect of exchange rate changes on cash	831	1,231

Net increase (decrease) in cash and cash equivalents	59,316	(65,718)
Less increase in cash and cash equivalents of discontinued operations	218	448

Increase (decrease) in cash and cash equivalents of continuing operations	59,098	(66,166)
Cash and cash equivalents at beginning of period	214,668	274,200

Cash and cash equivalents at end of period	$273,766	$208,034

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 - Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair statement of the consolidated results of operations, financial position and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Omnicare’s 2008 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications and adjustments (see “Change in Method of Accounting for Convertible Debt” note) of prior year amounts have been made to conform with the current year presentation. The December 31, 2008 Balance Sheet has been revised for a deferred income tax adjustment related to the retrospective application of the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Additionally, the Company has discontinued a component of its pharmacy services business (see “Discontinued Operations” note). All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

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

Concentration of Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 39% of the Company’s revenues in the six months ended June 30, 2009 were generated under the Part D program. The Company estimates that approximately 25% of these Part D revenues during the six months ended June 30, 2009 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group, Inc. and its affiliates (“United”). United and a small number of other Part D Plan sponsors and pharmaceutical benefit managers reimburse a significant portion of the Company’s Part D revenues. Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans and renegotiates these agreements in the ordinary course. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. As such, reimbursement under these agreements is subject to change. Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of June 30, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D Plans, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $96 million (excluding interest) is owed to the Company by this group of customers as of June 30, 2009, of which approximately $90 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that these matters will not adversely impact the Company’s results of operations, financial position or cash flows.

Fair Value

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines a hierarchy which prioritizes the inputs in fair value measurements. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. The impact to the Company’s consolidated results of operations, financial position and cash flows upon adoption of SFAS 157 was not material. The assets, as further described in detail at the “Fair Value” note of the Notes to the Consolidated Financial Statements in Omnicare’s 2008 Annual Report, measured at fair value as of June 30, 2009 were as follows:

		Based on

	Fair Value at June 30, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Rabbi trust assets	$130,506	$130,506	$—	$—
Interest rate swap agreement - fair value hedge	2,228	—	2,228	—
Derivatives	—	—	—	—

Total	$132,734	$130,506	$2,228	$—

In the second quarter of 2009, the Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods. The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	June 30, 2009		December 31, 2008

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$226,600	$250,000	$208,800
6.75% senior subordinated notes, due 2013	225,000	203,600	225,000	189,000
6.875% senior subordinated notes, due 2015	525,000	477,800	525,000	446,000

4.00% junior subordinated convertible debentures, due 2033

Carrying value	198,030		197,029
Unamortized debt discount	146,970		147,971

Principal amount	345,000	244,600	345,000	250,800

3.25% convertible senior debentures, due 2035

Carrying value	759,908		747,185
Unamortized debt discount	217,592		230,315

Principal amount	977,500	672,000	977,500	565,100

Common Stock Repurchase Program

On March 27, 2008, the Company announced that its Board of Directors authorized a program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. During the first half of 2008, the Company repurchased approximately 4.1 million shares at a cost of approximately $100 million. Accordingly, the Company has utilized the full amount of share repurchase authority and completed the program. These repurchases were made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at June 30, 2009 and December 31, 2008, net of aggregate applicable tax benefits of $5.1 million and $2.5 million, respectively, by component and in the aggregate, follow (in thousands):

	June 30, 2009	December 31, 2008

Cumulative foreign currency translation adjustments	$6,677	$4,112
Unrealized gain on fair value of investments	2,751	7,340
Pension and postemployment benefits	(10,979)	(11,288)

Total accumulated other comprehensive (loss) income adjustments, net	$(1,551)	$164

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

Subsequent Events

In the second quarter of 2009, the Company adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that entities disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company evaluated subsequent events through July 30, 2009, which is the date the financial statements were issued, and noted no material subsequent events had occurred through this date warranting revision to the financial statements.

Income Taxes

The effective income tax rate was 42.0% and 44.7% for the three and six months ended June 30, 2009, respectively, as compared to the rate of 36.9% and 38.4%, respectively, for the same prior-year period. The year-over-year increase in the effective tax rate is primarily attributable to certain nondeductible litigation costs recognized in the 2009 periods. The effective tax rates in 2009 and 2008 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in the 2009 periods).

Recently Issued Accounting Standards

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), to qualifying special purpose entities. This statement requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 is effective for an entity’s first annual reporting period that begins after November 15, 2009. The Company does not anticipate the effect of this recently issued standard to be material to its consolidated results of operations, financial position and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FIN 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 is effective for an entity’s first annual reporting period that begins after November 15, 2009. The Company does not anticipate the effect of this recently issued standard to be material to its consolidated results of operations, financial position and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hirearchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.

Note 2 – Change in Method of Accounting for Convertible Debt

Effective January 1, 2009, the Company retrospectively adopted the provisions of FSP No. APB 14-1. Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued. Comparative financial statements for prior years have been adjusted to apply the new method retrospectively. The affected financial statement line items and the amount of the adjustments for the three and six month periods ending June 30, 2008 and as of December 31, 2008 follow (in thousands):

Income Statement
Three and Six Months Ended June 30, 2008

	Three months ended June 30, 2008	Six months ended June 30, 2008

Amortization of discount on convertible notes (Note 6)	$(6,421)	$(12,721)

Interest expense	234	468

Income from continuing operations before income taxes	(6,187)	(12,253)

Income tax provision	2,317	4,589

Income from continuing operations	$(3,870)	$(7,664)

Earnings per share from continuing operations:
Basic	$(0.03)	$(0.06)

Diluted	$(0.03)	$(0.06)

Comprehensive income	$(3,870)	$(7,664)

Balance Sheet
As of December 31, 2008

December 31, 2008

Other noncurrent assets	$(9,473)

Total noncurrent assets	(9,473)

Total assets	(9,473)

Long-term debt, notes and convertible debentures (Note 6)	(378,286)

Deferred income tax liabilities	135,328

Total noncurrent liabilities	(242,958)

Total liabilities	(242,958)

Paid-in capital (Note 6)	278,502

Retained earnings	(45,017)

Total stockholders’ equity	233,485

Total liabilities and stockholders’ equity	(9,473)

Statement of Cash Flows
Six Months Ended June 30, 2008

Six months ended June 30, 2008

Cash flows from operating activities:

Net income	$(7,664)

Amortization expense	12,721

Change in other current and noncurrent assets	(468)

Change in current and noncurrent liabilities	(4,589)

Net cash flows from operating activities	—

Note 3 – Discontinued Operations

In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature. The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program. The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture. The Company anticipates completing the divestiture within the following twelve months. Selected financial data related to the discontinued operations of this disposal group for the three and six months ended June 30, 2009 and 2008 follows:

	Three months ended, June 30,		Six months ended June 30,

	2009	2008	2009	2008

Net sales	$19,818	$27,440	$41,273	$55,981

Loss from operations of disposal group, pretax	(2,008)	(912)	(4,222)	(3,172)
Income tax benefit	798	353	1,678	1,226

Loss from operations of disposal group, aftertax	(1,210)	(559)	(2,544)	(1,946)

Impairment charge, pretax	(14,492)	—	(14,492)	—
Income tax benefit on impairment charge	2,427	—	2,427	—

Impairment charge, aftertax	(12,065)	—	(12,065)	—

Loss from discontinued operations, aftertax	$(13,275)	$(559)	$(14,609)	$(1,946)

Note 4 – Acquisitions

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

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) as amended by FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. The 2009 implementation resulted in acquisition and other related costs of approximately $2.0 million and

$2.9 million pretax during the three and six months ended June 30, 2009, respectively, which were primarily related to professional fees for acquisitions completed during the six months ended June 30, 2009.

During the first six months of 2009, Omnicare completed four acquisitions of businesses in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required outlays of $43.1 million (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) in the six months ended June 30, 2009. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 5 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2009, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of December 31, 2008	$4,121,208	$90,013	$4,211,221
Goodwill acquired in the six months ended June 30, 2009	21,332	—	21,332
Other	1,308	1,467	2,775

Balance as of June 30, 2009	$4,143,848	$91,480	$4,235,328

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

The decrease in the June 30, 2009 net carrying amount of the Company’s other identifiable intangible assets of approximately $18 million from December 31, 2008 primarily relates to amortization expense recorded during the six-month period, partially offset by increases due primarily to customer relationship assets and non-compete agreements associated with recent acquisitions, which have a weighted-average life of approximately 10 years.

Note 6 - Debt

A summary of debt follows (in thousands):

	June 30, 2009	December 31, 2008

Revolving loans, due 2010, $800 million	$—	$—
Senior term A loan, due 2010	250,000	400,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	3,386	4,381

Subtotal	2,575,886	2,726,881
Add interest rate swap agreement	2,228	6,013
(Subtract) unamortized debt discount	(364,562)	(378,286)
(Subtract) current portion of debt	(1,438)	(1,784)

Total long-term debt, net	$2,212,114	$2,352,824

The Company’s debt instruments, including related terms and certain financial covenants as well as a description of Omnicare’s Credit Agreement, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2008 Annual Report.

At June 30, 2009, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (“Revolving Loans”), and $250 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $150 million on the Term Loans during the six months ended June 30, 2009. The interest rate on the Term Loans was 2.07% at June 30, 2009. As of June 30, 2009, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. The Company amortized to expense approximately $2.9 million and $3.6 million of deferred debt issuance costs during the six months ended June 30, 2009 and 2008, respectively.

The estimated floating interest rate on the interest rate swap agreement was 3.22% at June 30, 2009, as compared to the 6.125% stated rate on the corresponding senior subordinated notes due 2013 with remaining principal outstanding of $250 million at June 30, 2009.

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

	June 30, 2009	December 31, 2008

Carrying value of equity component	$441,318	$441,318

Principal amount of convertible debt	$1,322,500	$1,322,500
Unamortized debt discount	(364,562)	(378,286)

Net carrying value of convertible debt	$957,938	$944,214

As of June 30, 2009, the remaining amortization period for the debt discount was approximately 24 and 6.5 years for the New 4.00% Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the New 4.00% Debentures and the 3.25% Convertible Debentures were 8.01% and 7.625%, respectively. The impact of this accounting change was an increase in pretax interest expense of approximately $6.9 million and $13.7 million ($4.3 million and $8.5 million aftertax) for the three and six months ended June 30, 2009, respectively, and $6.4 million and $12.7 million ($4.0 million and $8.0 million aftertax) for the three and six months ended June 30, 2008, respectively.

Note 7 - Stock-Based Compensation

At June 30, 2009, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2008 Annual Report. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. As further described in Omnicare’s 2008 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended, June 30,		Six months ended June 30,

	2009	2008	2009	2008

Stock awards	$5,136	$5,369	$10,651	$11,064
Stock options	1,334	1,214	2,651	2,245

Total stock-based compensation expense	$6,470	$6,583	$13,302	$13,309

The assumptions used to value stock options granted during the periods ended June 30, 2009 and 2008 are as follows:

	2009	2008

Expected volatility	36.3%	30.8%
Risk-free interest rate	2.4%	3.1%
Expected dividend yield	0.3%	0.4%
Expected term of options (in years)	4.8	4.7

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Weighted average fair value per option	$9.10	$7.50	$9.14	$7.44

A summary of stock option activity under the plans for the six months ended June 30, 2009, is presented below (in thousands, except exercise price and term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	7,348	$30.19
Options granted	63	27.63
Options exercised	(1,039)	15.42
Options forfeited	(24)	34.48

Options outstanding, end of period	6,348	$32.59	5.2	$9,080

Options exercisable, end of period	5,133	$32.88	4.4	$7,801

The total exercise date intrinsic value of options exercised during the six months ended June 30, 2009 was $10.2 million.

A summary of non-vested restricted stock awards for the six months ended June 30, 2009 is presented below (in thousands, except grant price data):

	Shares	Weighted- Average Grant Date Price

Non-vested shares, beginning of period	2,167	$34.23
Shares awarded	67	25.37
Shares vested	(464)	32.29
Shares forfeited	(8)	45.89

Non-vested shares, end of period	1,762	$34.35

As of June 30, 2009, there was approximately $57 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately five years. The total grant date fair value of shares vested during the six months ended June 30, 2009 related to stock awards and stock options was approximately $16.7 million.

The Company recorded charges relating to the prior implementation of SFAS 123R, which primarily relate to stock option expense, of approximately $1.4 million and $3.2 million for the three and six months ended June 30, 2009, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2008, respectively.

Note 8 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2008 Annual Report. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.8 million and $3.6 million for the three and six months ended June 30, 2009, respectively, and $1.7 million and $3.6 million for the three and six months ended June 30, 2008, respectively.

The Company has various defined benefit plans, as further described in Omnicare’s 2008 Annual Report. The following table presents the components of net periodic pension cost for all pension plans for the three and six months ended June 30, 2009 and 2008 (pretax, in thousands):

	Three months ended, June 30,		Six months ended June 30,

	2009	2008	2009	2008

Service cost	$374	$1,280	$749	$2,779
Interest cost	1,499	2,374	2,998	4,759
Amortization of deferred amounts (primarily prior actuarial losses)	250	3,674	500	7,347
Return on assets	(60)	(54)	(120)	(108)
Other	—	—	—	(268)

Net periodic pension cost	$2,063	$7,274	$4,127	$14,509

As of June 30, 2009, the aggregate defined benefit plans’ liabilities total approximately $109 million. During the first six months of 2009, the Company made no payments related to funding the rabbi trusts for the settlement of the Company’s pension obligations, resulting in aggregate assets with a fair value of approximately $131 million at June 30, 2009. The aggregate defined benefit plans’ liabilities are the projected benefit obligation to be paid based upon services through retirement. The aggregate assets in the rabbi trusts are the amounts required to fund the lump sum benefits of the Excess Benefit Plan. These benefits are fully funded as of June 30, 2009.

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended June 30,

2009:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Income from continuing operations	$41,994		$0.36
Loss from discontinued operations, including impairment charge of $12,065 aftertax	(13,275)		(0.11)

Net income	28,719	116,852	$0.25

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	71	275
Stock options, warrants and awards	—	513

Diluted EPS
Income from continuing operations plus assumed conversions	42,065		$0.36
Loss from discontinued operations, including impairment charge of $12,065 aftertax	(13,275)		(0.11)

Net income plus assumed conversions	$28,790	117,640	$0.24

2008:

Basic EPS
Income from continuing operations	$33,494		$0.28
Loss from discontinued operations	(559)		(0.00)

Net income	32,935	117,901	$0.28

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	69	275
Stock options, warrants and awards	—	496

Diluted EPS
Income from continuing operations plus assumed conversions	33,563		$0.28
Loss from discontinued operations	(559)		(0.00)

Net income plus assumed conversions	$33,004	118,672	$0.28

	Six months ended June 30,

2009:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts

Basic EPS
Income from continuing operations	$74,222		$0.64
Loss from discontinued operations, including impairment charge of $12,065 aftertax	(14,609)		(0.13)

Net income	59,613	116,652	$0.51

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	142	275
Stock options, warrants and awards	—	563

Diluted EPS
Income from continuing operations plus assumed conversions	74,364		$0.63
Loss from discontinued operations, including impairment charge of $12,065 aftertax	(14,609)		(0.12)

Net income plus assumed conversions	$59,755	117,490	$0.51

2008:

Basic EPS
Income from continuing operations	$61,031		$0.51
Loss from discontinued operations	(1,946)		(0.02)

Net income	59,085	118,874	$0.50

Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	139	275
Stock options, warrants and awards	—	457

Diluted EPS
Income from continuing operations plus assumed conversions	61,170		$0.51
Loss from discontinued operations	(1,946)		(0.02)

Net income plus assumed conversions	$59,224	119,606	$0.50

EPS is reported independently for each amount presented. Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

During the three and six months ended June 30, 2009 and 2008, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarters ended June 30, 2009 and 2008 totaled 6.2 million and 7.5 million, respectively, and for the six months ended June 30, 2009 and 2008, totaled 6.2 million and 7.3 million, respectively.

Effective January 1, 2009, the Company adopted the provisions of FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). FSP-EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. FSP-EITF 03-

6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP-EITF 03-6-1 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

This program is expected to be completed over a multi-year period and is estimated to result in total pretax restructuring and other related charges of approximately $106 million. As presented in further detail below, the Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $6 million and $13 million pretax (approximately $4 million and $8 million aftertax) during the three and six months ended June 30, 2009, respectively, and approximately $36 million pretax during the year ended December 31, 2008 (approximately $11 million and $17 million pretax in the three and six months ended June 30, 2008), or cumulative aggregate restructuring and other related charges of approximately $96 million before taxes through the second quarter of 2009. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 500 positions had been eliminated as of June 30, 2009. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents. In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs. The other related charges are primarily comprised of professional fees.

Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

Restructuring charges:	Balance at December 31, 2008	2009 Provision/ Accrual	Utilized during 2009	Balance at June 30, 2009

Employee severance	$—	$2,672	$(2,570)	$102
Employment agreement buy-outs	35	113	(148)	—
Lease terminations	8,885	1,204	(2,165)	7,924
Other assets, fees and facility exit costs	2,394	4,885	(6,215)	1,064

Total restructuring charges	$11,314	8,874	$(11,098)	$9,090

Other related charges		3,926

Total restructuring and other related charges		$12,800

As of June 30, 2009, the Company has made cumulative payments of approximately $19 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at June 30, 2009, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits;” and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

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

The action brought by Mr. Kammerer alleges civil violations of the False Claims Act, 31 U.S.C. (S) 3729 et seq. and various state statutes based on allegations that Omnicare accepted rebates, post-purchase discounts, grants and other forms of remuneration from drug manufacturers in return for purchasing pharmaceuticals from those manufacturers and taking steps to increase the purchase of those manufacturers’ drugs in violation of the Anti-Kickback Statute, 42 U.S.C. (S) 1320a-7b and applicable state statutes. The action brought by Mr. Lisitza alleges civil violations of the False Claims Act and various state statutes based on allegations that Omnicare: accepted rebates from drug manufacturers in return for recommending to physicians that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute and applicable state statutes; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; and substituted certain pharmaceuticals without physician authorization. The unsealed actions seek damages provided for in the False Claims Act and applicable state statutes. On March 27 and April 3, 2009, counsel for Mr. Kammerer and Mr. Lisitza, respectively, served the Company with the complaints relating to their respective actions against the Company. The Company and counsel for each of Ms. Maguire and Messrs. Kammerer and Lisitza subsequently stipulated that the Company shall have until September 29, 2009 to answer or otherwise respond to the complaints.

In addition to the unsealed qui tam actions described above, the Company is aware of two other qui tam complaints against it and other companies that have been filed with the U.S. District Court in Boston, Massachusetts and remain under seal.

On or about June 24, 2009, the Company reached an agreement in principle, without admitting liability, with the U.S. Attorney’s Office, District of Massachusetts, pursuant to which the Company would pay $98 million plus interest from June 24, 2009 to settle the claims raised in the two sealed complaints, the Maguire, Kammerer and Lisitza complaints and other similar claims. This agreement in principle is subject to approval by the Company’s board of directors and agreement on the terms of the settlement documentation, including with respect to the similar claims referred to above. There can be no assurance as to whether any final settlement will be reached. If any final settlement is reached, there can be no assurance as to the scope, terms or ultimate cost to the Company thereof.

Omnicare recorded a special litigation charge of approximately $23 million and approximately $58 million pretax in its financial results for the three and six months ended June 30, 2009, respectively, in order to increase the settlement reserve it has established in connection with the investigation by the U.S. Attorney’s Office, District of Massachusetts and the related matters described above to approximately $98 million. This special litigation charge and the settlement reserve relate to the Company’s estimate of potential settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter or the amount, if any, of additional charges that may be taken in the future in connection with this matter.

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

The three and six months ended June 30, 2009 included a $28.4 million pretax charge ($22.0 million after taxes) and a $70.0 million pretax charge ($54.5 million after taxes), respectively, and the three and six months ended June 30, 2008 included a $16.0 million pretax charge ($10.1 million after taxes) and a $37.7 million pretax charge ($23.1 million after taxes), respectively, reflected in the “Litigation and other related professional fees” line of the Consolidated Statements of Income, primarily for litigation-related professional expenses in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts; the purported class and derivative actions; the investigation by the federal government and certain states relating to drug substitutions; the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party; and the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”). As a precautionary measure, the Company voluntarily and temporarily suspended operations at Heartland. During the time that the Heartland facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen the Heartland facility. The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters (as defined below). The Company continues to work to address and resolve certain remaining issues, and fully restore centralized repackaging to its original levels. In order to replace the capacity of the Heartland facility, the Company ramped-up production in its other repackaging facility, as well as onsite in its individual pharmacies. Further, in order to replace the repackaging capacity of the Heartland facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the Heartland facility. The agreement initially extends through October 2010. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and, as a result, the three months ended June 30, 2009 included special charges of approximately $1.2 million pretax (approximately $0.8 million and approximately $0.4 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($0.7 million after taxes) for additional costs precipitated by the quality control, product recall and fire damage issues at Heartland (“Repack Matters”). The associated costs for the six months ended June 30, 2009 totaled $3.2 million pretax ($1.9 million and $1.3 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($2.0 million after taxes). The three months ended June 30, 2008 included special charges of approximately $1.7 million pretax (approximately $1.5 million and approximately $0.2 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($1.1 million after taxes) for additional costs precipitated by the Repack Matters. The associated costs for the six months ended June 30, 2008 totaled $3.6 million pretax ($3.1 million and $0.5 million was recorded in the cost of sales and operating expenses sections of the

Consolidated Statements of Income, respectively) ($2.2 million after taxes). The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2009, the Company has received no material insurance recoveries.

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

Note 12 - Segment Information

Based on the “management approach,” as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at June 30, 2009. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries in 31 countries around the world at June 30, 2009, including the United States.

The table below presents information about the segments as of and for the three and six months ended June 30, 2009 and 2008, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended June 30,

2009:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$1,499,704	$40,803	$—	$1,540,507
Depreciation and amortization expense	(21,385)	(469)	(13,983)	(35,837)
Restructuring and other related charges	(4,761)	(653)	(469)	(5,883)
Litigation and other related professional fees	(28,357)	—	—	(28,357)
Heartland repack matters	(1,196)	—	—	(1,196)
Acquisition and other related costs	(2,011)	—	—	(2,011)
Operating income (expense) from continuing operations	129,557	967	(22,443)	108,081
Total assets	6,724,776	162,785	438,465	7,326,026
Capital expenditures	(6,252)	(222)	(244)	(6,718)

2008:

Net sales	$1,469,081	$53,631	$—	$1,522,712
Depreciation and amortization expense	(19,344)	(450)	(13,427)	(33,221)
Restructuring and other related charges	(9,222)	(600)	(962)	(10,784)
Litigation and other related professional fees	(16,022)	—	—	(16,022)
Heartland repack matters	(1,740)	—	—	(1,740)
Operating income (expense) from continuing operations	118,415	3,800	(28,957)	93,258
Total assets	6,915,425	194,286	362,528	7,472,239
Capital expenditures	(13,714)	(1,728)	(81)	(15,523)

	Six months ended June 30,

2009:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$2,997,066	$85,546	$—	$3,082,612
Depreciation and amortization expense	(42,227)	(943)	(28,183)	(71,353)
Restructuring and other related charges	(10,759)	(705)	(1,336)	(12,800)
Litigation and other related professional fees	(70,022)	—	—	(70,022)
Heartland repack matters	(3,189)	—	—	(3,189)
Acquisition and other related costs	(2,850)	—	—	(2,850)
Operating income (expense) from continuing operations	250,739	3,959	(49,098)	205,600
Total assets	6,724,776	162,785	438,465	7,326,026
Capital expenditures	(13,775)	(742)	(798)	(15,315)

2008:

Net sales	$2,950,346	$102,804	$—	$3,053,150
Depreciation and amortization expense	(38,199)	(889)	(28,564)	(67,652)
Restructuring and other related charges	(14,318)	(1,374)	(1,540)	(17,232)
Litigation and other related professional fees	(37,664)	—	—	(37,664)
Heartland repack matters	(3,633)	—	—	(3,633)
Operating income (expense) from continuing operations	229,901	6,468	(56,616)	179,753
Total assets	6,915,425	194,286	362,528	7,472,239
Capital expenditures	(25,106)	(2,070)	(254)	(27,430)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), Omnicare included in its reported CRO segment net sales amount, for the three and six month periods ended June 30, 2009, reimbursable out-of-pockets totaling $5.2 million and $10.9 million, respectively and $8.8 million and $16.2 million for the three and six months ended June 30, 2008, respectively.

Note 13 - Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2009 and December 31, 2008 for the balance sheets as well as the three and six months ended June 30, 2009 and 2008 for the statements of income, and the statements of cash flows for the six months ended June 30, 2009 and 2008. Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended June 30,

2009:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$1,496,113	$44,394	$—	$1,540,507
Cost of sales	—	1,133,316	35,462	—	1,168,778
Heartland matters	—	815	—	—	815

Gross profit	—	361,982	8,932	—	370,914
Selling, general and administrative expenses	1,603	194,925	6,963	—	203,491
Provision for doubtful accounts	—	22,254	456	—	22,710
Restructuring and other related charges	—	5,588	295	—	5,883
Litigation and other related professional fees	—	28,357	—	—	28,357
Repack matters	—	381	—	—	381
Acquisition and other related costs	—	2,011	—	—	2,011

Operating income (loss)	(1,603)	108,466	1,218	—	108,081
Investment income	100	932	—	—	1,032
Interest expense, including amortization of discount on convertible notes	(36,513)	(188)	(1)	—	(36,702)

Income (loss) from continuing operations before income taxes	(38,016)	109,210	1,217	—	72,411
Income tax (benefit) expense	(14,519)	44,455	481	—	30,417

Income from continuing operations	(23,497)	64,755	736	—	41,994
Loss from discontinued operations, including impairment charge of $12,065 aftertax	—	(12,620)	(655)	—	(13,275)
Equity in net income of subsidiaries	52,216	—	—	(52,216)	—

Net income	$28,719	$52,135	$81	$(52,216)	$28,719

2008:

Net sales	$—	$1,465,703	$57,009	$—	$1,522,712
Cost of sales	—	1,104,369	45,495	—	1,149,864
Heartland matters	—	1,560	—	—	1,560

Gross profit	—	359,774	11,514	—	371,288
Selling, general and administrative expenses	2,349	218,582	6,020	—	226,951
Provision for doubtful accounts	—	23,679	414	—	24,093
Restructuring and other related charges	—	10,560	224	—	10,784
Litigation and other related professional fees	—	16,022	—	—	16,022
Repack matters	—	180	—	—	180

Operating income (loss)	(2,349)	90,751	4,856	—	93,258
Investment income	817	1,142	—	—	1,959
Interest expense, including amortization of discount on convertible notes	(41,033)	(270)	(811)	—	(42,114)

Income (loss) from continuing operations before income taxes	(42,565)	91,623	4,045	—	53,103
Income tax (benefit) expense	(15,985)	34,054	1,540	—	19,609

Income from continuing operations	(26,580)	57,569	2,505	—	33,494
Loss from discontinued operations, including impairment charge of $12,065 aftertax	—	(83)	(476)	—	(559)
Equity in net income of subsidiaries	59,515	—	—	(59,515)	—

Net income	$32,935	$57,486	$2,029	$(59,515)	$32,935

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Six months ended June 30,

2009:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$2,993,839	$88,773	$—	$3,082,612
Cost of sales	—	2,249,159	71,387	—	2,320,546
Heartland matters	—	1,917	—	—	1,917

Gross profit	—	742,763	17,386	—	760,149
Selling, general and administrative expenses	8,541	399,228	11,855	—	419,624
Provision for doubtful accounts	—	47,075	906	—	47,981
Restructuring and other related charges	—	12,505	295	—	12,800
Litigation and other related professional fees	—	70,022	—	—	70,022
Repack matters	—	1,272	—	—	1,272
Acquisition and other related costs	—	2,850	—	—	2,850

Operating income (loss)	(8,541)	209,811	4,330	—	205,600
Investment income	536	2,903	—	—	3,439
Interest expense, including amortization of discount on convertible notes	(74,341)	(444)	(1)	—	(74,786)

Income (loss) from continuing operations before income taxes	(82,346)	212,270	4,329	—	134,253
Income tax (benefit) expense	(31,489)	89,830	1,690	—	60,031

Income from continuing operations	(50,857)	122,440	2,639	—	74,222
Loss from discontinued operations, including impairment charge of $12,065 aftertax	—	(13,238)	(1,371)	—	(14,609)
Equity in net income of subsidiaries	110,470	—	—	(110,470)	—

Net income	$59,613	$109,202	$1,268	$(110,470)	$59,613

2008:

Net sales	$—	$2,940,333	$112,817	$—	$3,053,150
Cost of sales	—	2,219,779	89,666	—	2,309,445
Heartland matters	—	3,134	—	—	3,134

Gross profit	—	717,420	23,151	—	740,571
Selling, general and administrative expenses	4,297	435,521	13,360	—	453,178
Provision for doubtful accounts	—	51,402	843	—	52,245
Restructuring and other related charges	—	17,008	224	—	17,232
Litigation and other related professional fees	—	37,664	—	—	37,664
Repack matters	—	499	—	—	499

Operating income (loss)	(4,297)	175,326	8,724	—	179,753
Investment income	1,391	3,179	—	—	4,570
Interest expense, including amortization of discount on convertible notes	(82,084)	(1,425)	(1,718)	—	(85,227)

Income (loss) from continuing operations before income taxes	(84,990)	177,080	7,006	—	99,096
Income tax (benefit) expense	(32,753)	68,106	2,712	—	38,065

Income from continuing operations	(52,237)	108,974	4,294	—	61,031
Loss from discontinued operations	—	(1,024)	(922)	—	(1,946)
Equity in net income of subsidiaries	111,322	—	—	(111,322)	—

Net income	$59,085	$107,950	$3,372	$(111,322)	$59,085

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2009 (Unaudited):	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$215,404	$42,368	$15,994	$—	$273,766
Restricted cash	—	2,484	—	—	2,484
Accounts receivable, net (including intercompany)	—	1,253,755	38,242	(21,051)	1,270,946
Unbilled receivables, CRO	—	23,093	—	—	23,093
Inventories	—	331,098	7,355	—	338,453
Deferred income tax benefits, net-current	—	144,568	150	(2,676)	142,042
Other current assets	1,209	175,111	4,864	—	181,184
Current assets from discontinued operations	—	24,814	6,882	—	31,696

Total current assets	216,613	1,997,291	73,487	(23,727)	2,263,664

Properties and equipment, net	—	206,102	4,143	—	210,245
Goodwill	—	4,161,904	73,424	—	4,235,328
Identifiable intangible assets, net	—	300,875	10,918	—	311,793
Other noncurrent assets	31,222	227,876	52	—	259,150
Noncurrent assets from discontinued operations	—	22,070	23,776	—	45,846
Investment in subsidiaries	5,958,578	—	—	(5,958,578)	—

Total assets	$6,206,413	$6,916,118	$185,800	$(5,982,305)	$7,326,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$21,143	$537,803	$9,827	$(21,051)	$547,722
Long-term debt, notes and convertible debentures	2,210,166	1,945	3	—	2,212,114
Deferred income tax liabilities, net-noncurrent	241,349	304,709	10,171	(2,676)	553,553
Other noncurrent liabilities	—	278,829	—	—	278,829
Noncurrent liabilities from discontinued operations	—	—	53	—	53
Stockholders’ equity	3,733,755	5,792,832	165,746	(5,958,578)	3,733,755

Total liabilities and stockholders’ equity	$6,206,413	$6,916,118	$185,800	$(5,982,305)	$7,326,026

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2008:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$44,109	$25,381	$—	$214,668
Restricted cash	—	1,891	—	—	1,891
Accounts receivable, net (including intercompany)	—	1,314,760	54,862	(32,064)	1,337,558
Unbilled receivables, CRO	—	22,329	—	—	22,329
Inventories	—	438,972	10,051	—	449,023
Deferred income tax benefits, net-current	1,202	132,991	56	—	134,249
Other current assets	1,270	170,615	5,104	—	176,989
Current assets from discontinued operations	—	27,979	7,007	—	34,986

Total current assets	147,650	2,153,646	102,461	(32,064)	2,371,693

Properties and equipment, net	—	203,882	4,645	—	208,527
Goodwill	—	4,138,754	72,467	—	4,211,221
Identifiable intangible assets, net	—	325,559	3,887	—	329,446
Other noncurrent assets	40,171	231,895	47	—	272,113
Noncurrent assets from discontinued operations	—	33,375	23,870	—	57,245
Investment in subsidiaries	6,075,308	—	—	(6,075,308)	—

Total assets	$6,263,129	$7,087,111	$207,377	$(6,107,372)	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,460	$633,070	$11,323	$(32,064)	$640,789
Long-term debt, notes and convertible debentures	2,350,227	2,594	3	—	2,352,824
Deferred income tax liabilities, net-noncurrent	229,573	285,361	10,492	—	525,426
Other noncurrent liabilities	—	274,825	1,459	—	276,284
Noncurrent liabilities from discontinued operations	—	—	53	—	53
Stockholders’ equity	3,654,869	5,891,261	184,047	(6,075,308)	3,654,869

Total liabilities and stockholders’ equity	$6,263,129	$7,087,111	$207,377	$(6,107,372)	$7,450,245

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,

2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(24,797)	$297,991	$(10,252)	$262,942

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(43,100)	—	(43,100)
Capital expenditures	—	(15,120)	(195)	(15,315)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	843	—	843
Other	—	(2,233)	—	(2,233)

Net cash flows used in investing activities	—	(59,610)	(195)	(59,805)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(150,000)	—	—	(150,000)
Payments on long-term borrowings and obligations	(993)	—	—	(993)
(Decrease) increase in cash overdraft balance	(671)	534	—	(137)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	9,464	—	—	9,464
Excess tax benefits from stock-based compensation	2,366	—	—	2,366
Dividends paid	(5,352)	—	—	(5,352)
Other	240,209	(240,209)	—	—

Net cash flows used in financing activities	95,023	(239,675)	—	(144,652)

Effect of exchange rate changes on cash	—	—	831	831

Net increase (decrease) in cash and cash equivalents	70,226	(1,294)	(9,616)	59,316
Less increase in cash and cash equivalents of discontinued operations	—	447	(229)	218

Increase (decrease) in cash and cash equivalents of continuing operations	70,226	(1,741)	(9,387)	59,098
Cash and cash equivalents at beginning of period	145,178	44,109	25,381	214,668

Cash and cash equivalents at end of period	$215,404	$42,368	$15,994	$273,766

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Six months ended June 30,

2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(20,886)	$263,011	$(13,513)	$228,612

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(90,988)	—	(90,988)
Capital expenditures	—	(27,233)	(197)	(27,430)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(11,589)	—	(11,589)
Other	—	(1,044)	—	(1,044)

Net cash flows used in investing activities	—	(130,854)	(197)	(131,051)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(50,000)	—	—	(50,000)
Payments on long-term borrowings and obligations	(1,606)	(119)	—	(1,725)
(Decrease) increase in cash overdraft balance	(4,032)	426	—	(3,606)
Payments for Omnicare common stock repurchase	(100,165)	—	—	(100,165)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(3,803)	—	—	(3,803)
Excess tax benefits from stock-based compensation	82	—	—	82
Dividends paid	(5,412)	—	—	(5,412)
Other	149,929	(149,810)	—	119

Net cash flows used in financing activities	(15,007)	(149,503)	—	(164,510)

Effect of exchange rate changes on cash	—	—	1,231	1,231

Net increase (decrease) in cash and cash equivalents	(35,893)	(17,346)	(12,479)	(65,718)
Less increase in cash and cash equivalents of discontinued operations	—	396	52	448

Increase (decrease) in cash and cash equivalents of continuing operations	(35,893)	(17,742)	(12,531)	(66,166)
Cash and cash equivalents at beginning of period	171,779	69,976	32,445	274,200

Cash and cash equivalents at end of period	$135,886	$52,234	$19,914	$208,034

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of June 30, 2009 and December 31, 2008 for the balance sheets as well as the three and six months ended June 30, 2009 and 2008 for the statements of income, and the statements of cash flows for the six months ended June 30, 2009 and 2008. Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended June 30,

2009:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$1,540,507	$—	$1,540,507
Cost of sales	—	—	1,168,778	—	1,168,778
Heartland matters	—	—	815	—	815

Gross profit	—	—	370,914	—	370,914
Selling, general and administrative expenses	1,603	396	201,492	—	203,491
Provision for doubtful accounts	—	—	22,710	—	22,710
Restructuring and other related charges	—	—	5,883	—	5,883
Litigation and other related professional fees	—	—	28,357	—	28,357
Repack matters	—	—	381	—	381
Acquisition and other related costs	—	—	2,011	—	2,011

Operating income (loss)	(1,603)	(396)	110,080	—	108,081
Investment income	100	—	932	—	1,032
Interest expense, including amortization of discount on convertible notes	(36,513)	—	(189)	—	(36,702)

Income (loss) from continuing operations before income taxes	(38,016)	(396)	110,823	—	72,411
Income tax (benefit) expense	(14,519)	(154)	45,090	—	30,417

Income from continuing operations	(23,497)	(242)	65,733	—	41,994
Loss from discontinued operations, including impairment charge of $12,065 aftertax	—	—	(13,275)	—	(13,275)
Equity in net income of subsidiaries	52,216	—	—	(52,216)	—

Net income	$28,719	$(242)	$52,458	$(52,216)	$28,719

2008:

Net sales	$—	$—	$1,522,712	$—	$1,522,712
Cost of sales	—	—	1,149,864	—	1,149,864
Heartland matters	—	—	1,560	—	1,560

Gross profit	—	—	371,288	—	371,288
Selling, general and administrative expenses	2,349	346	224,256	—	226,951
Provision for doubtful accounts	—	—	24,093	—	24,093
Restructuring and other related charges	—	—	10,784	—	10,784
Litigation and other related professional fees	—	—	16,022	—	16,022
Repack matters	—	—	180	—	180

Operating income (loss)	(2,349)	(346)	95,953	—	93,258
Investment income	817	—	1,142	—	1,959
Interest expense, including amortization of discount on convertible notes	(41,033)	—	(1,081)	—	(42,114)

Income (loss) from continuing operations before income taxes	(42,565)	(346)	96,014	—	53,103
Income tax (benefit) expense	(15,985)	(130)	35,724	—	19,609

Income from continuing operations	(26,580)	(216)	60,290	—	33,494
Loss from discontinued operations	—	—	(559)	—	(559)
Equity in net income of subsidiaries	59,515	—	—	(59,515)	—

Net income	$32,935	$(216)	$59,731	$(59,515)	$32,935

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Six months ended June 30,

2009:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$—	$—	$3,082,612	$—	$3,082,612
Cost of sales	—	—	2,320,546	—	2,320,546
Heartland matters	—	—	1,917	—	1,917

Gross profit	—	—	760,149	—	760,149
Selling, general and administrative expenses	8,541	817	410,266	—	419,624
Provision for doubtful accounts	—	—	47,981	—	47,981
Restructuring and other related charges	—	—	12,800	—	12,800
Litigation and other related professional fees	—	—	70,022	—	70,022
Repack matters	—	—	1,272	—	1,272
Acquisition and other related costs	—	—	2,850	—	2,850

Operating income (loss)	(8,541)	(817)	214,958	—	205,600
Investment income	536	—	2,903	—	3,439
Interest expense, including amortization of discount on convertible notes	(74,341)	—	(445)	—	(74,786)

Income (loss) from continuing operations before income taxes	(82,346)	(817)	217,416	—	134,253
Income tax (benefit) expense	(31,489)	(315)	91,835	—	60,031

Income from continuing operations	(50,857)	(502)	125,581	—	74,222
Loss from discontinued operations, including impairment charge of $12,065 aftertax	—	—	(14,609)	—	(14,609)
Equity in net income of subsidiaries	110,470	—	—	(110,470)	—

Net income	$59,613	$(502)	$110,972	$(110,470)	$59,613

2008:

Net sales	$—	$—	$3,053,150	$—	$3,053,150
Cost of sales	—	—	2,309,445	—	2,309,445
Heartland matters	—	—	3,134	—	3,134

Gross profit	—	—	740,571	—	740,571
Selling, general and administrative expenses	4,297	646	448,235	—	453,178
Provision for doubtful accounts	—	—	52,245	—	52,245
Restructuring and other related charges	—	—	17,232	—	17,232
Litigation and other related professional fees	—	—	37,664	—	37,664
Repack matters	—	—	499	—	499

Operating income (loss)	(4,297)	(646)	184,696	—	179,753
Investment income	1,391	—	3,179	—	4,570
Interest expense, including amortization of discount on convertible notes	(82,084)	—	(3,143)	—	(85,227)

Income (loss) from continuing operations before income taxes	(84,990)	(646)	184,732	—	99,096
Income tax (benefit) expense	(32,753)	(250)	71,068	—	38,065

Income from continuing operations	(52,237)	(396)	113,664	—	61,031
Loss from discontinued operations	—	—	(1,946)	—	(1,946)
Equity in net income of subsidiaries	111,322	—	—	(111,322)	—

Net income	$59,085	$(396)	$111,718	$(111,322)	$59,085

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2009 (Unaudited):	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$215,404	$—	$58,362	$—	$273,766
Restricted cash	—	—	2,484	—	2,484
Accounts receivable, net (including intercompany)	—	40	1,270,946	(40)	1,270,946
Unbilled receivables, CRO	—	—	23,093	—	23,093
Inventories	—	—	338,453	—	338,453
Deferred income tax benefits, net-current	—	—	144,718	(2,676)	142,042
Other current assets	1,209	—	179,975	—	181,184
Current assets from discontinued operations	—	—	31,696	—	31,696

Total current assets	216,613	40	2,049,727	(2,716)	2,263,664

Properties and equipment, net	—	23	210,222	—	210,245
Goodwill	—	—	4,235,328	—	4,235,328
Identifiable intangible assets, net	—	—	311,793	—	311,793
Other noncurrent assets	31,222	19	227,909	—	259,150
Noncurrent assets from discontinued operations	—	—	45,846	—	45,846
Investment in subsidiaries	5,958,578	—	—	(5,958,578)	—

Total assets	$6,206,413	$82	$7,080,825	$(5,961,294)	$7,326,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$21,143	$3	$526,616	$(40)	$547,722
Long-term debt, notes and convertible debentures	2,210,166	—	1,948	—	2,212,114
Deferred income tax liabilities, net-noncurrent	241,349	—	314,880	(2,676)	553,553
Other noncurrent liabilities	—	—	278,829	—	278,829
Noncurrent liabilities from discontinued operations	—	—	53	—	53
Stockholders’ equity	3,733,755	79	5,958,499	(5,958,578)	3,733,755

Total liabilities and stockholders’ equity	$6,206,413	$82	$7,080,825	$(5,961,294)	$7,326,026

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2008:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$—	$69,490	$—	$214,668
Restricted cash	—	—	1,891	—	1,891
Accounts receivable, net (including intercompany)	—	56	1,337,558	(56)	1,337,558
Unbilled receivables, CRO	—	—	22,329	—	22,329
Inventories	—	—	449,023	—	449,023
Deferred income tax benefits, net-current	1,202	—	136,399	(3,352)	134,249
Other current assets	1,270	—	175,719	—	176,989
Current assets from discontinued operations	—	—	34,986	—	34,986

Total current assets	147,650	56	2,227,395	(3,408)	2,371,693

Properties and equipment, net	—	29	208,498	—	208,527
Goodwill	—	—	4,211,221	—	4,211,221
Identifiable intangible assets, net	—	—	329,446	—	329,446
Other noncurrent assets	40,171	19	231,923	—	272,113
Noncurrent assets from discontinued operations	—	—	57,245	—	57,245
Investment in subsidiaries	6,075,308	—	—	(6,075,308)	—

Total assets	$6,263,129	$104	$7,265,728	$(6,078,716)	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,460	$16	$612,369	$(56)	$640,789
Long-term debt, notes and convertible debentures	2,350,227	—	2,597	—	2,352,824
Deferred income tax liabilities, net-noncurrent	229,573	—	299,205	(3,352)	525,426
Other noncurrent liabilities	—	—	276,284	—	276,284
Noncurrent liabilities from discontinued operations	—	—	53	—	53
Stockholders’ equity	3,654,869	88	6,075,220	(6,075,308)	3,654,869

Total liabilities and stockholders’ equity	$6,263,129	$104	$7,265,728	$(6,078,716)	$7,450,245

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,

2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(24,797)	$—	$287,739	$262,942

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(43,100)	(43,100)
Capital expenditures	—	—	(15,315)	(15,315)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	843	843
Other	—	—	(2,233)	(2,233)

Net cash flows used in investing activities	—	—	(59,805)	(59,805)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(150,000)	—	—	(150,000)
Payments on long-term borrowings and obligations	(993)	—	—	(993)
(Decrease) increase in cash overdraft balance	(671)	—	534	(137)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	9,464	—	—	9,464
Excess tax benefits from stock-based compensation	2,366	—	—	2,366
Dividends paid	(5,352)	—	—	(5,352)
Other	240,209	—	(240,209)	—

Net cash flows used in financing activities	95,023	—	(239,675)	(144,652)

Effect of exchange rate changes on cash	—	—	831	831

Net increase (decrease) in cash and cash equivalents	70,226	—	(10,910)	59,316
Less increase in cash and cash equivalents of discontinued operations	—	—	218	218

Increase (decrease) in cash and cash equivalents of continuing operations	70,226	—	(11,128)	59,098
Cash and cash equivalents at beginning of period	145,178	—	69,490	214,668

Cash and cash equivalents at end of period	$215,404	$—	$58,362	$273,766

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Six months ended June 30,

2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(20,886)	$—	$249,498	$228,612

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(90,988)	(90,988)
Capital expenditures	—	—	(27,430)	(27,430)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(11,589)	(11,589)
Other	—	—	(1,044)	(1,044)

Net cash flows used in investing activities	—	—	(131,051)	(131,051)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(50,000)	—	—	(50,000)
Payments on long-term borrowings and obligations	(1,606)	—	(119)	(1,725)
(Decrease) increase in cash overdraft balance	(4,032)	—	426	(3,606)
Payments for Omnicare common stock repurchase	(100,165)	—	—	(100,165)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(3,803)	—	—	(3,803)
Excess tax benefits from stock-based compensation	82	—	—	82
Dividends paid	(5,412)	—	—	(5,412)
Other	149,929	—	(149,810)	119

Net cash flows used in financing activities	(15,007)	—	(149,503)	(164,510)

Effect of exchange rate changes on cash	—	—	1,231	1,231

Net increase (decrease) in cash and cash equivalents	(35,893)	—	(29,825)	(65,718)
Less increase in cash and cash equivalents of discontinued operations	—	—	448	448

Increase (decrease) in cash and cash equivalents of continuing operations	(35,893)	—	(30,273)	(66,166)
Cash and cash equivalents at beginning of period	171,779	—	102,421	274,200

Cash and cash equivalents at end of period	$135,886	$—	$72,148	$208,034

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.” The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2008, which appear in the Company’s Annual Report on Form 10-K, (“Omnicare’s 2008 Annual Report”), which was filed with the Securities and Exchange Commission on February 26, 2009. All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

Overview of Three and Six Months Ended June 30, 2009 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. At June 30, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,384,000 beds relating to continuing operations, including approximately 59,000 patients served by the patient assistance programs of its specialty pharmacy services business. The comparable number at December 31, 2008 was 1,390,000 relating to continuing operations (including approximately 68,000 patients served by patient assistance programs). The comparable number at June 30, 2008 was 1,392,000 relating to continuing operations (including approximately 70,000 patients served by patient assistance programs). Omnicare provides its pharmacy services in 47 states in the United States, the District of Columbia and Canada at June 30, 2009. Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 31 countries worldwide. For further description of the Company’s business activities see the “Business” caption of Part I, Item 1 of Omnicare’s 2008 Annual Report.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended, June 30,		Six months ended June 30,

	2009 (b)	2008 as adjusted (a)(b)	2009 (b)	2008 as adjusted (a)(b)

Net sales	$1,540,507	$1,522,712	$3,082,612	$3,053,150

Income from continuing operations	$41,994	$33,494	$74,222	$61,031
Discontinued operations, including impairment charge of $12,065 aftertax for the 2009 periods(b)	(13,275)	(559)	(14,609)	(1,946)

Net income	$28,719	$32,935	$59,613	$59,085

Earnings (loss) per common share - Basic:(c)
Continuing operations	$0.36	$0.28	$0.64	$0.51
Discontinued operations(b)	(0.11)	(0.00)	(0.13)	(0.02)

Net income	$0.25	$0.28	$0.51	$0.50

Earning (loss) per common share - Diluted:(c)
Continuing operations	$0.36	$0.28	$0.63	$0.51
Discontinued operations(b)	(0.11)	(0.00)	(0.12)	(0.02)

Net income	$0.24	$0.28	$0.51	$0.50

EBITDA from continuing operations(d)	$136,991	$120,058	$263,229	$234,684

EBITDA from continuing operations reconciliation to net cash flows from operating activities:
EBITDA from continuing operations(d)	$136,991	$120,058	$263,229	$234,684
(Subtract)/Add:
Interest expense, net of investment income	(28,743)	(33,734)	(57,623)	(67,936)
Income tax provision	(30,417)	(19,609)	(60,031)	(38,065)
Changes in assets and liabilities, net of effects from acquisition and divestitures of businesses	63,672	18,937	116,705	98,562

Net cash flows from operating activities of continuing operations	$141,503	$85,652	$262,280	$227,245
Net cash flows from operating activities of discontinued operations	521	696	662	1,367

Net cash flows from operating activities	$142,024	$86,348	$262,942	$228,612

(a)

Effective January 1, 2009, Omnicare adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Financial statements for all prior periods presented have been restated for this change in accounting.

(b)

In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature. The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program. The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture. The Company anticipates completing the divestiture within the following twelve months. See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

(c)

Earnings per share is reported independently for each amount presented. Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

(d)

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

Three Months Ended June 30, 2009 vs. 2008

Total net sales for the three months ended June 30, 2009 increased to $1,540.5 million from $1,522.7 million in the comparable prior-year period. Income from continuing operations for the three months ended June 30, 2009 was $42.0 million versus $33.5 million earned in the comparable 2008 period. Diluted earnings per share from continuing operations for the three months ended June 30, 2009 were $0.36 versus $0.28 in the same prior-year period. In total, including discontinued operations, net income for the three months ended June 30, 2009 was $28.7 million, or $0.24 per share, as compared with $32.9 million, or $0.28 per share, earned in the comparable prior-year period. EBITDA from continuing operations totaled $137.0 million for the three months ended June 30, 2009 as compared with $120.1 million for the same period of 2008. In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses that are non-strategic in nature. The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program. The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture. The Company anticipates completing the divestiture within the following twelve months.

Net sales for the quarter were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services. Partially offsetting these factors were the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, a lower net number of beds served, along with a year-over-year shift in mix towards assisted living and lower sales in the Company’s clinical research business. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company continues to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the second quarter of 2009 by approximately $26 million (approximately $16 million aftertax), and cumulatively since April 2006 by approximately $343 million (approximately $213 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal appellate court in the Seventh Circuit Court of Appeals. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The Company’s consolidated gross profit of $370.9 million for the three months ended June 30, 2009, was relatively consistent with the same prior-year period amount of $371.3 million. Gross profit as a percentage of total net sales of 24.1% in the three months ended June 30, 2009, was slightly lower than the 24.4% experienced during the comparable 2008 period. Gross profit was favorably affected in the 2009 period largely by the increased availability and utilization of higher margin generic drugs, purchasing improvements, the continued integration of acquisitions and productivity enhancements, and the favorable effect of drug price inflation. Offsetting these factors were certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement and/or utilization for certain drugs, competitive pricing issues and the lower net number of beds served.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended June 30, 2009 of $203.5 million were lower than the comparable prior-year amount of $227.0 million by $23.5 million. Operating expenses as a percentage of net sales amounted to 13.2% in the second quarter of 2009, representing a decrease from the 14.9% experienced in the comparable prior-year period. Operating expenses for the quarter ended June 30, 2009 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives, non-drug purchasing initiatives, reductions in employee benefit costs and the continued integration of prior-period acquisitions. These favorable items were partially offset by increased operating costs associated with recent acquisitions.

The provision for doubtful accounts for the three months ended June 30, 2009 was $22.7 million versus $24.1 million in the comparable prior-year period.

Investment income for the three months ended June 30, 2009 of $1.0 million was lower than the $2.0 million earned in the comparable prior-year period, primarily due to lower interest rates versus the prior year.

Interest expense for the three months ended June 30, 2009 of $29.8 million is lower than the $35.7 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $150 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”) during the second quarter of 2008 through the second quarter of 2009, payments of $39.1 million to pay off a term note payable in the fourth quarter of 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 42.0% for the three months ended June 30, 2009, as compared to the second quarter of 2008 rate of 36.9%. The year-over-year increase in the effective tax rate is primarily attributable to certain nondeductible litigation costs recognized in the 2009 period. The effective tax rates in 2009 and 2008 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2009).

Special Items and Accounting Changes:

Financial results for the three months ended June 30, 2009 from continuing operations included the following charges totaling approximately $45.8 million pretax ($32.8 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i) Operating income included restructuring and other related charges of approximately $5.9 million pretax ($3.6 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, Heartland Repack Services (“Heartland”), as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Repack Matters”). In addressing and resolving these Repack Matters, the Company continues to experience increased costs and, as a result, the three months ended June 30, 2009 included special charges of $1.2 million pretax (approximately $0.8 million and $0.4 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($0.7 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2009, the Company has received no material insurance recoveries.

(iii) Operating income included special litigation and other related professional fees of $28.4 million pretax ($22.0 million aftertax) for litigation-related professional expenses primarily in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. Also included in the $28.4 million is a charge of $23 million pretax representing an addition to the settlement reserve established in connection with the previously disclosed investigation by the United States Attorney’s Office, District of Massachusetts. This special litigation charge relates to the Company’s estimate of potential settlement amounts and associated costs under Statement of Financial Accounting

Standards (“SFAS”) No. 5, “Accounting for Contingencies.” (“SFAS 5”) The Company cannot predict the ultimate outcome of this matter. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iv) Operating income included acquisition and other related costs of approximately $2.0 million pretax ($1.3 million aftertax) related to the implementation of the SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) accounting change. These expenses were primarily related to professional fees from 2009 acquisitions. See further discussion at the “Acquisition” note of the Notes to Consolidated Financial Statements.

(v) Operating expenses included approximately $1.4 million in pretax charges ($0.9 million aftertax) relating to the prior implementation of the SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) accounting change, which primarily relate to stock option expense. SFAS 123R requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi) The Company recorded a $6.9 million non-cash increase in pretax interest expense ($4.3 million aftertax) related to the retrospective adoption of the FSP APB 14-1 accounting change. See further discussion of FSP APB 14-1, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Financial results for the three months ended June 30, 2008 from continuing operations included the following charges totaling approximately $35.0 million pretax ($21.9 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

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

(ii) In addressing and resolving the Repack Matters, the Company continues to experience increased costs and as a result, the three months ended June 30, 2008 included special charges of $1.7 million pretax (approximately $1.5 million and $0.2 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($1.1 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2008, no receivables for insurance recoveries had been recorded by the Company.

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

(iv) The Company recorded a $6.4 million non-cash increase in pretax interest expense ($4.0 million aftertax) related to the retrospective adoption of FSP APB 14-1 accounting change. See further discussion of FSP APB 14-1, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Three months ended June 30,

	2009	2008 as adjusted (a)

Net sales	$1,499,704	$1,469,081

Operating income from continuing operations	$129,557	$118,415

(a)

As discussed elsewhere herein, during the second quarter of 2009, the Company commenced activities to divest certain non-core businesses within its pharmacy services segment. The financial results have been revised to reflect such businesses as discontinued operations.

Omnicare’s Pharmacy Services segment recorded sales of $1,499.7 million for the three months ended June 30, 2009, an increase from the comparable 2008 amount of $1,469.1 million by $30.6 million, or 2.1%. At June 30, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,384,000 beds relating to continuing operations, including approximately 59,000 patients served by the patient assistance programs of its specialty pharmacy business. The comparable number at June 30, 2008 was 1,392,000 relating to continuing operations (including approximately 70,000 patients served by patient assistance programs). Pharmacy Services sales were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services. Partially offsetting these factors were the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, a lower net number of beds served, along with a year-over-year shift in mix towards assisted living, which typically has lower penetration rates than skilled nursing facilities. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $129.6 million in the second quarter of 2009, an $11.2 million increase as compared with the $118.4 million earned in the comparable period of 2008. As a percentage of the segment’s sales, operating income was 8.6% for the second quarter of 2009, compared with 8.1% in 2008. The 2009 quarter was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy services, lower bad debt expense, and purchasing improvements, as well as by the continued progress in the Company’s productivity improvement initiatives and the continued integration of prior-period acquisitions. Operating income in 2009 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales and the year-over-year impact of the previously mentioned special items.

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

In recent years, SNFs have received the full market basket inflation increase to annual rates. For fiscal year 2009, beginning October 1, 2008, SNFs received a 3.4 percent inflation update that increased overall payments to SNFs by $780 million. The Centers for Medicare & Medicaid Services (“CMS”) did not adopt a provision to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006, which would have cut overall SNF PPS payments by $770 million in fiscal year 2009. On May 12, 2009, CMS published its proposed SNF PPS rule for fiscal year 2010 that would reduce Medicare SNF PPS payments by $390 million, or 1.2 percent, compared to fiscal year 2009 levels. CMS is again proposing a recalibration of the case mix weights that would reduce SNF PPS payments by 3.3 percent, which would more than offset a proposed 2.1 percent market basket update. The rule has not yet been finalized. If these or other reimbursement changes are adopted in the future that have an adverse effect on the financial condition of the Company’s SNF clients, it could, in turn, adversely affect the timing or level of their payments to Omnicare.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

The Part D drug benefit permits Medicare beneficiaries to enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include plans providing the drug benefit on a stand-alone basis (known as “prescription drug plans”, or “PDPs”) and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (known as “MA-PDs”). Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the Medicare drug benefit, unless they elect to opt out of Part D coverage. Many nursing home residents Omnicare serves are dual eligibles. In the six months ended June 30, 2009, approximately 39% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

The Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans and renegotiated these agreements in the ordinary course. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. As such, reimbursement under these agreements is subject to change. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of June 30, 2009, copays outstanding from

Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct copays for dual eligibles and other low-income subsidy eligible beneficiaries. However, until all administrative and payment issues are fully resolved, there can be no assurance that the Part D drug benefit will not adversely impact the Company’s results of operations, financial position or cash flows.

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

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008. In light of concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay is being financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process. CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009, and on April 17, 2009 announced that it is proceeding with implementation of the January 16, 2009 rule after a brief delay. According to a tentative schedule CMS announced at a public meeting on June 4, 2009, while bidding for the new round one of the program will take place later this year, CMS does not expect the program to go into effect until January 1,

2011. The Company intends to participate in the new bidding process for round one, and is assessing the potential impact of the fee schedule reductions on its business.

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

With respect to Medicaid, many states are facing budget pressures that could result in increased cost containment efforts on healthcare providers. States have considerable latitude in setting payment rates for nursing facilities. States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. The Deficit Reduction Act (“DRA”), enacted in 2006, also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drugs based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date was April 14, 2008, it was subject to public comment. CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation. The final rule adopted the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, MIPPA delays the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevents CMS from publishing AMP data until October 1, 2009; until then, upper limits will continue to be determined under the pre-DRA rules. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. Further, there can be no assurance that federal upper limit payments under pre-DRA rules, changes under the DRA, Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact the Company’s business.

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

Two other recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. Provisions of the rule were repeatedly delayed; currently the enforcement is delayed until June 30, 2010. Second, on May 29, 2007, CMS published a rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule would save $120 million during the first year and $3.87 billion over five years, but Congress blocked the rule through April 1, 2009. The American Recovery and Reinvestment Act of 2009 expressed the sense of Congress that the Secretary of Health and Human Services should not promulgate the provider cost limit rule, citing a ruling by the United States District Court for the District of Columbia that the final rule was “improperly promulgated.”

Broader changes in federal healthcare policy have been proposed by President Obama and are currently under consideration by Congress. Specifically, on February 26, 2009, the Obama Administration released its proposed federal budget for fiscal year 2010, which would establish a reserve fund of $633.8 billion over 10 years to finance comprehensive health reform.

The reserve fund would be paid for by tax increases and health system savings. Among other things, the plan would reduce payments to Medicare Advantage plans and bundle payments to hospitals and certain post-acute providers for services provided within 30 days after discharge from the hospital. The proposal would also increase the Medicaid drug rebate level paid by pharmaceutical manufacturers to Medicaid for brand-name drugs, apply the rebate levels paid by pharmaceutical manufacturers to Medicaid on existing drugs to new formulations of those drugs, and allow states to collect rebates from pharmaceutical manufacturers on drugs provided through Medicaid managed care organizations. With regard to Medicare Part D, the plan would impose higher premiums on certain higher-income beneficiaries and expand oversight and program integrity activities related to the program. The proposal also would establish a regulatory pathway for approval of follow-on biologicals, take steps to promote generic drugs, and allow drug reimportation. Many provisions of the proposed budget would require Congressional approval to implement and would take effect after fiscal year 2010.

Congressional leaders have expressed their commitment to enacting major health reform legislation this year, including expanded access to insurance, possibly with a government health insurance option to compete with private plans. As part of this reform, Congress may also seek to rein in healthcare costs, which could include consideration of alternate healthcare delivery systems, revised payment methodologies and changes in operational requirements for healthcare providers. Congressional committees currently are considering a variety of comprehensive plans, which are subject to extensive revision during the legislative process before a final plan emerges. Given the ongoing debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on the Company’s business.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United States District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements. However on January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlements, and after hearing various objections to the proposed settlements indicated that it would not approve the settlements as proposed. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees. On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class. First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the markup on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span). During June and July, 2008, the Court granted preliminary approval to the revised settlements and approved the process for class notification. On December 17, 2008, the Court held a hearing on the plaintiffs’ motion for final approval of the two proposed settlements, and on March 17, 2009 the Court released an opinion approving the proposed settlements, with a modification by the Court requiring that the change in mark-ups take place 180 days after the order approving the settlements is entered. The Court entered an order approving the settlements on March 30, 2009. Notices of appeal of the Court’s order to the United States Court of Appeals for the First Circuit were filed by several entities, and motions to intervene in the case on appeal have also been filed with the appellate court; briefing for the appeal was completed on July 13, 2009 and oral argument was held on July 28, 2009. The appeal is being considered on an expedited basis. Motions for a stay of the District Court’s order pending appeal have not been granted, but such a motion is subject to reconsideration by the panel hearing the appeal. First DataBank and Medi-Span have indicated that they will implement the changes in AWP on September 26, 2009. These changes or their timing may be affected by a decision or stay by the Court of Appeals.

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

In order to fund this growing demand, the Company believes that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While it cannot at this time predict the ultimate effect of any of these initiatives on Omnicare’s business, management believes that the Company’s expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today’s healthcare environment.

CRO Services Segment

	Three months ended June 30,

	2009	2008

Revenues	$40,803	$53,631

Operating income	$967	$3,800

Omnicare’s CRO Services segment recorded revenues of $40.8 million for the three months ended June 30, 2009, which decreased by $12.8 million, or 23.9% from the $53.6 million recorded in the same prior-year period. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), the Company included $5.2 million and $8.8 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and cost of sales amounts for the three months ended June 30, 2009 and 2008, respectively. Revenues for 2009 were lower than in the same prior-year period primarily due to lower levels of new business added along with the early termination and client-driven delays in the commencement of certain projects.

Operating income in the CRO Services segment was $1.0 million in the second quarter of 2009 compared with $3.8 million in 2008, a decrease of $2.8 million or 73.7%. As a percentage of the segment’s revenue, operating income was 2.4% in the second quarter of 2009 compared with 7.1% in the same period of 2008. This decrease is primarily attributable to the aforementioned reduction in sales. Backlog at June 30, 2009 was $259.6 million, representing a decrease of $43.3 million from the December 31, 2008 backlog of $302.9 million, and a decrease of $77.8 million from the June 30, 2008 backlog of $337.4 million.

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

Six Months Ended June 30, 2009 vs. 2008

Total net sales for the six months ended June 30, 2009 increased to $3,082.6 million from $3,053.2 million in the comparable prior-year period. Income from continuing operations for the six months ended June 30, 2009 was $74.2 million versus $61.0 million earned in the comparable 2008 period. Diluted earnings per share from continuing operations for the six months ended June 30, 2009 were $0.63 versus $0.51 in the same prior-year period. In total, including discontinued operations, net income for the six months ended June 30, 2009 was $59.6 million, or $0.51 per share, as compared with $59.1 million, or $0.50 per share, earned in the comparable prior-year period. EBITDA from continuing operations totaled $263.2 million for the six months ended June 30, 2009 as compared with $234.7 million for the same period of 2008. In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses that are non-strategic in nature. The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program. The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture. The Company anticipates completing the divestiture within the following twelve months.

Net sales for the six months ended June 30, 2009 were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services. Partially offsetting these factors were the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, a lower net number of beds served, a year-over-year shift in mix towards assisted living and lower sales in the Company’s clinical research business. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company continues to be impacted by the unilateral reduction in April 2006 by United in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the first six months of 2009 by approximately $48 million (approximately $29 million aftertax), and cumulatively since April 2006 by approximately $343 million (approximately $213 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal appellate court in the Seventh

Circuit Court of Appeals. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The Company’s consolidated gross profit of $760.1 million increased $19.5 million for the six months ended June 30, 2009, from the same prior-year period amount of $740.6 million. Gross profit as a percentage of total net sales of 24.7% in the six months ended June 30, 2009, was higher than the 24.3% experienced during the comparable 2008 period. Gross profit was favorably affected in the 2009 period largely due to the increased availability and utilization of higher margin generic drugs, purchasing improvements, the continued integration of acquisitions and productivity enhancements, and the favorable effect of drug price inflation. Partially offsetting these factors were certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement and/or utilization for certain drugs, competitive pricing issues and the lower net number of beds served.

Omnicare’s consolidated operating expenses for the six months ended June 30, 2009 of $419.6 million were lower than the comparable prior-year amount of $453.2 million by $33.6 million. Operating expenses as a percentage of net sales amounted to 13.6% in the first half of 2009, representing a decrease from the 14.8% experienced in the comparable prior-year period. Operating expenses for the six months ended June 30, 2009 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives, non-drug purchasing initiatives, reductions in employee benefit costs and the continued integration of prior-period acquisitions. These favorable items were partially offset by increased operating costs associated with recent acquisitions.

The provision for doubtful accounts for the six months ended June 30, 2009 was $48.0 million versus $52.2 million in the comparable prior-year period.

Investment income for the six months ended June 30, 2009 of $3.4 million was lower than the $4.6 million earned in the comparable prior-year period, primarily due to lower interest rates versus the prior year.

Interest expense for the six months ended June 30, 2009 of $61.1 million is lower than the $72.5 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $200 million on the Term Loans throughout 2008 and through the first six months of 2009, payments of $39.1 million to pay off a term note payable in the fourth quarter of 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 44.7% for the six months ended June 30, 2009, as compared to the rate of 38.4% for the same prior year period. The year-over-year increase in the effective tax rate is primarily attributable to certain nondeductible litigation costs recognized in the 2009 period. The effective tax rates in 2009 and 2008 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2009).

Special Items and Accounting Changes:

Financial results for the six months ended June 30, 2009 from continuing operations included the following charges totaling approximately $105.8 million pretax ($76.6 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i) Operating income included restructuring and other related charges of approximately $12.8 million pretax ($7.9 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii) In addressing and resolving the previously mentioned Repack Matters, the Company continues to experience increased costs and, as a result, the six months ended June 30, 2009 included special charges of $3.2 million pretax (approximately $1.9 million and $1.3 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($2.0 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2009, the Company has received no material insurance recoveries.

(iii) Operating income included special litigation and other related professional fees of $70.0 million pretax ($54.5 million aftertax) for litigation-related professional expenses primarily in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party. Also included in the $70.0 million is a charge of $58 million pretax representing an addition to the settlement reserve established in connection with the previously disclosed investigation by the United States Attorney’s Office, District of Massachusetts. This special litigation charge relates to the Company’s estimate of potential settlement amounts and associated costs under SFAS 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iv) Operating income included acquisition and other related costs of approximately $2.9 million pretax ($1.7 million aftertax) related to the implementation of the SFAS 141R accounting change. These expenses were primarily related to professional fees from 2009 acquisitions. See further discussion at the “Acquisition” note of the Notes to Consolidated Financial Statements.

(v) Operating expenses included approximately $3.2 million in pretax charges ($2.0 million aftertax) relating to the prior implementation of the SFAS 123R accounting change, which primarily relate to stock option expense. SFAS 123R requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi) The Company recorded a $13.7 million non-cash increase in pretax interest expense ($8.5 million aftertax) related to the retrospective adoption of the FSP APB 14-1 accounting change. See further discussion of FSP APB 14-1, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Financial results for the six months ended June 30, 2008 from continuing operations included the following charges totaling approximately $71.3 million pretax ($43.8 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

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

(ii) In addressing and resolving the Repack Matters, the Company continues to experience increased costs and as a result, the six months ended June 30, 2008 included special charges of $3.6 million pretax (approximately $3.1 million and $0.5 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($2.2 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its outside advisors. As of June 30, 2008, no receivables for insurance recoveries had been recorded by the Company.

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

(iv) The Company recorded a $12.7 million non-cash increase in pretax interest expense ($8.0 million aftertax) related to the retrospective adoption of FSP APB 14-1 accounting change. See further discussion of FSP APB 14-1, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Six months ended June 30,

	2009	2008 as adjusted (a)

Net sales	$2,997,066	$2,950,346

Operating income from continuing operations	$250,739	$229,901

(a)

As discussed elsewhere herein, during the second quarter of 2009, the Company commenced activities to divest certain non-core businesses within its pharmacy services segment. The financial results have been revised to reflect such businesses as discontinued operations.

Omnicare’s Pharmacy Services segment recorded sales of $2,997.1 million for the six months ended June 30, 2009, an increase from the comparable 2008 amount of $2,950.3 million by $46.8 million, or 1.6%. At June 30, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,384,000 beds relating to continuing operations, including approximately 59,000 patients served by the patient assistance programs of its specialty pharmacy business. The comparable number at June 30, 2008 was 1,392,000 relating to continuing operations (including approximately 70,000 patients served by patient assistance programs). Pharmacy Services sales were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services. Partially offsetting these factors were the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, a lower net number of beds served, and a year-over-year shift in mix towards assisted living, which typically has lower penetration rates than skilled nursing facilities. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $250.7 million in the first six months of 2009, a $20.8 million increase as compared with the $229.9 million earned in the comparable period of 2008. As a percentage of the segment’s sales, operating income was 8.4% for the first six months of 2009, compared with 7.8% in 2008. Operating income in 2009 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy services, lower bad debt expense, and purchasing improvements, as well as by the continued progress in the Company’s productivity improvement initiatives and the continued integration of prior-period acquisitions. Operating income in 2009 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales and the year-over-year impact of the previously mentioned special items.

CRO Services Segment

	Six months ended June 30,

	2009	2008

Revenues	$85,546	$102,804

Operating income	$3,959	$6,468

Omnicare’s CRO Services segment recorded revenues of $85.5 million for the six months ended June 30, 2009, which decreased by $17.3 million, or 16.8% from the $102.8 million recorded in the same prior-year period. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF No. 01-14”), the Company included $10.9 million and $16.2 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and cost of sales amounts for the six months ended June 30, 2009 and 2008, respectively. Revenues for 2009 were lower than in the same prior-year period primarily due to lower levels of new business added along with the early termination and client-driven delays in the commencement of certain projects.

Operating income in the CRO Services segment was $4.0 million in the first six months of 2009 compared with $6.5 million in 2008, a decrease of $2.5 million or 38.5%. As a percentage of the segment’s revenue, operating income was 4.6% in the first six months of 2009 compared with 6.3% in the same period of 2008. This decrease is primarily attributable to the aforementioned reduction in sales.

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

This program is expected to be completed over a multi-year period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $106 million over this implementation period. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $6 million and $13 million pretax (approximately $4 million and $8 million aftertax) during the three and six months ended June 30, 2009, respectively, and approximately $36 million pretax during the year ended December 31, 2008 (approximately $11 million and $17 million pretax in the three and six months ended June 30, 2008), or cumulative aggregate restructuring and other related charges of approximately $96 million before taxes through the second quarter of 2009. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $50 million to $55 million over the entire implementation period. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 500 positions had been eliminated as of June 30, 2009. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The aforementioned savings anticipated upon completion of the program also include reductions in overtime, excess hours and temporary help, and other productivity gains, equal to an additional 820 full-time equivalents. In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at June 30, 2009 were $276.3 million compared with $216.6 million at December 31, 2008 (including restricted cash amounts of $2.5 million and $1.9 million, respectively).

The Company generated positive net cash flows from operating activities of continuing operations of $262.3 million during the six months ended June 30, 2009, compared with net cash flows from operating activities of $227.2 million during the six months ended June 30, 2008. Compared to the same prior-year period, cash flow from operating activities was favorably impacted by a reduction in inventory and accounts receivable during the period.

Net cash used in investing activities of continuing operations was $59.4 million and $130.0 million for the six months ended June 30, 2009 and 2008, respectively. Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $43.1 million (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) in the first six months of 2009. Acquisitions of businesses during the first six months of 2008 required $91.0 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) which were primarily funded by invested cash and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities of continuing operations was $144.7 million for the six months ended June 30, 2009 as compared to $164.6 million for the comparable prior-year period. During the first six months of 2009 and 2008, the Company paid down $150 million and $50 million, respectively, on the Term Loans.

At June 30, 2009, there were no outstanding borrowings under the $800 million revolving credit facility, and $250 million in borrowings were outstanding under Term Loans.

On May 22, 2009, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2009, which is consistent with the annual dividends per share actually paid in 2008. Aggregate dividends paid of $5.4 million during the six month period ended June 30, 2009 were relatively consistent with those paid in the comparable prior-year period.

On March 27, 2008, the Company announced that its Board of Directors authorized a program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors. During the first half of 2008, the Company repurchased approximately 4.1 million shares at a cost of approximately $100 million. Accordingly, the Company has utilized the full amount of share repurchase authority and completed the program. These repurchases were made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements.

There were no known material commitments and contingencies outstanding at June 30, 2009, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of June 30, 2009, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2008 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations	$2,572,500	$—	$250,000	$475,000	$1,847,500
Capital lease obligations	3,386	1,438	1,524	205	219
Operating lease obligations	147,512	41,317	46,517	31,632	28,046
Purchase obligations	57,321	44,122	12,184	1,015	—
Other current obligations	245,457	245,457	—	—	—
Other long-term obligations	278,829	—	230,000	23,495	25,334

Subtotal	3,305,005	332,334	540,225	531,347	1,901,099
Future interest costs relating to debt and capital lease obligations	1,509,588	110,313	210,384	192,914	995,977

Total contractual cash obligations	$4,814,593	$442,647	$750,609	$724,261	$2,897,076

As of June 30, 2009, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the 2009 second quarter, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2008 Annual Report.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable” and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 78 days at June 30, 2009, which was lower than the December 31, 2008 amount of 79 days by approximately 1 day. Unfavorably impacting the overall DSO, as well as the 181 days and over past-due accounts receivable balance, is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers, and the continued aging of copays and rejected claims. On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $96 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of June 30, 2009, of which approximately $90 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances). The $96 million represents approximately 6 days of the overall DSO at June 30, 2009. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of June 30, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of June 30, 2009 was $322.4 million, compared with $319.4 million at December 31, 2008. The allowance for doubtful accounts represented 20.2% and 19.3% of gross receivables (net of contractual allowances) as of June 30, 2009 and December 31, 2008, respectively. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of June 30, 2009 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $15.9 million pretax.

The following table is an aging of the Company’s June 30, 2009, March 31, 2009 and December 31, 2008 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2009

	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$340,069	$175,802	$515,871
Facility payors	446,817	363,006	809,823
Private Pay payors	110,231	137,755	247,986
CRO	17,601	2,040	19,641

Total gross accounts receivable (net of contractual allowance adjustments)	$914,718	$678,603	$1,593,321

	March 31, 2009

	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$378,371	$175,916	$554,287
Facility payors	476,854	363,254	840,108
Private Pay payors	111,723	132,241	243,964
CRO	21,656	—	21,656

Total gross accounts receivable (net of contractual allowance adjustments)	$988,604	$671,411	$1,660,015

	December 31, 2008

	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$377,765	$173,307	$551,072
Facility payors	479,185	352,036	831,221
Private Pay payors	117,543	129,530	247,073
CRO	27,609	—	27,609

Total gross accounts receivable (net of contractual allowance adjustments)	$1,002,102	$654,873	$1,656,975

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

Interest Expense

Effective January 1, 2009, the Company retrospectively adopted the provisions of FSP APB 14-1. Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued. The 2009 implementation resulted in a non-cash increase in pretax interest expense of approximately $7 million and $14 million during the three and six months ended June 30, 2009, respectively. Further, the Company reclassified approximately $441 million of convertible debt and related deferred debt issuance costs to equity in accordance with this new authoritative guidance.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare, pharmaceutical and contract research industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D plan sponsors or to the proportion of the Company’s Part D business covered by specific contracts; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with our Corporate Integrity Agreements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at June 30, 2009 include $250.0 million outstanding under the variable-rate Senior term A loan, due 2010, at an interest rate of 2.07% at June 30, 2009 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes during 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 3.22% at June 30, 2009 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with SFAS No. 133, as amended, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 6.125% Senior Notes, and amounted to approximately $2.2 million at the end of the 2009 second quarter. Additionally, at June 30, 2009, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	June 30, 2009		December 31, 2008

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$226,600	$250,000	$208,800
6.75% senior subordinated notes, due 2013	225,000	203,600	225,000	189,000
6.875% senior subordinated notes, due 2015	525,000	477,800	525,000	446,000

4.00% junior subordinated convertible debentures, due 2033

Carrying value	198,030		197,029
Unamortized debt discount	146,970		147,971

Principal amount	345,000	244,600	345,000	250,800

3.25% convertible senior debentures, due 2035

Carrying value	759,908		747,185
Unamortized debt discount	217,592		230,315

Principal amount	977,500	672,000	977,500	565,100

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

(b) There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. In an order dated November 9, 2006, a motion by defendants to transfer venue to the United States District Court for the Northern District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. On January 16, 2009 the United States District Court for the Northern District of Illinois granted a motion for summary judgment filed by the defendants. On January 21, 2009, the Company filed a Notice of Appeal of the judgment and the related orders to the Seventh Circuit Court of Appeals. On June 9, 2009, the Company filed its appellate brief in the Seventh Circuit Court of Appeals. On July 10, 2009, defendants filed their appellate brief, and on July 23, 2009, the Company filed its reply brief. The Company intends to pursue the appeal vigorously and seek reversal of the judgment and the lower court’s orders.

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

The action brought by Mr. Kammerer alleges civil violations of the False Claims Act, 31 U.S.C. (S) 3729 et seq. and various state statutes based on allegations that Omnicare accepted rebates, post-purchase discounts, grants and other forms of remuneration from drug manufacturers in return for purchasing pharmaceuticals from those manufacturers and taking steps to increase the purchase of those manufacturers’ drugs in violation of the Anti-Kickback Statute, 42 U.S.C. (S) 1320a-7b and applicable state statutes. The action brought by Mr. Lisitza alleges civil violations of the False Claims Act and various state statutes based on allegations that Omnicare: accepted rebates from drug manufacturers in return for recommending to physicians that certain pharmaceuticals be prescribed to nursing home residents in violation of the Anti-Kickback Statute and applicable state statutes; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; and substituted certain pharmaceuticals without physician authorization. The unsealed actions seek damages provided for in the False Claims Act and applicable state statutes. On March 27 and April 3, 2009, counsel for Mr. Kammerer and Mr. Lisitza, respectively, served the Company with the complaints relating to their respective actions against the Company. The Company and counsel for each of Ms. Maguire and Messrs. Kammerer and Lisitza have subsequently stipulated that the Company shall have until September 29, 2009 to answer or otherwise respond to the complaints.

In addition to the unsealed qui tam actions described above, the Company is aware of two other qui tam complaints against it and other companies that have been filed with the U.S. District Court in Boston, Massachusetts and remain under seal.

On or about June 24, 2009, the Company reached an agreement in principle, without admitting liability, with the U.S. Attorney’s Office, District of Massachusetts, pursuant to which the Company would pay $98 million plus interest from June 24, 2009 to settle the claims raised in the two sealed complaints, the Maguire, Kammerer and Lisitza complaints and other similar claims. This agreement in principle is subject to approval by the Company’s board of directors and agreement on the terms of the settlement documentation, including with respect to the similar claims referred to above. There can be no assurance as to whether any final settlement will be reached. If any final settlement is reached, there can be no assurance as to the scope, terms or ultimate cost to the Company thereof.

Omnicare recorded a special litigation charge of $23 million and $58 million pretax in its financial results for the three and six months ended June 30, 2009, respectively, in order to increase the settlement reserve it has established in connection with the investigation by the U.S. Attorney’s Office, District of Massachusetts and the related matters described above to $98 million. This special litigation charge and the settlement reserve relate to the Company’s estimate of potential settlement amounts and associated costs under SFAS No. 5, “Accounting for Contingencies.” The Company cannot predict the ultimate outcome of this matter or the amount, if any, of additional charges that may be taken in the future in connection with this matter.

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

In recent years, SNFs have received the full market basket increase to annual rates. For fiscal year 2009, beginning October 1, 2008, SNFs received a 3.4 percent inflation update that increased overall payments to SNFs by $780 million. CMS did not adopt a provision included in its May 7, 2008 proposed rule to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006, which would have cut overall SNF PPS payments by $770 million in fiscal year 2009. On May 12, 2009, CMS published its proposed SNF PPS rule for fiscal year 2010 that would reduce Medicare SNF PPS payments by $390 million, or 1.2 percent, compared to fiscal year 2009 levels. CMS is again proposing a recalibration of the case mix weights that would reduce SNF PPS payments by 3.3 percent, which would more than offset a proposed 2.1 percent market basket update. The rule has not yet been finalized. If these or other reimbursement changes are adopted in the future that have an adverse effect on the financial condition of the Company’s SNF clients, it could, in turn, adversely affect the timing or level of their payments to Omnicare.

Similarly, the Medicare Part D prescription drug benefit significantly shifted the payor mix for our pharmacy services. Effective January 1, 2006, the Part D drug benefit permits Medicare beneficiaries to enroll in Part D Plans for their drug coverage. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit, unless they elect to opt out of Part D coverage. Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state

Medicaid programs. In the six months ended June 30, 2009, approximately 39% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

The Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans and renegotiate these agreements in the ordinary course. Further, the proportion of our Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. As such, reimbursement under these agreements is subject to change. Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of June 30, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct co-pays for dual eligibles, and other low-income subsidy eligible beneficiaries. However, until all administrative and payment issues are fully resolved, there can be no assurance that the Part D Drug benefit will not adversely impact our results of operations, financial position or cash flows.

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

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008. In light of concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. The law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay is being financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process. CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009, and on April 17, 2009 announced that it is proceeding with implementation of the January 16, 2009 rule after a brief delay. According to a tentative schedule CMS announced at a public meeting on June 4, 2009, while bidding for the new round one of the program will take place later this year, CMS does not expect the program to go into effect until January 1, 2011. We intend to participate in the new bidding process for round one, and are assessing the impact of the fee schedule reductions on our business. There is no assurance that we will be a successful bidder in the DMEPOS competitive bidding process.

With respect to Medicaid, many states are facing budget pressures that could result in increased cost containment efforts on healthcare providers. States have considerable latitude in setting payment rates for nursing facility services. States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs. The DRA also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together, these provisions could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities. No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drug based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to NHs and ALFs (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date was April 14, 2008, it is subject to public comment. CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation. The final rule adopted the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, MIPPA delays the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevents CMS from publishing AMP data until October 1, 2009; until then, upper limits will continue to be determined under the pre-DRA rules. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business. Further, there can be no assurance that federal upper limit payments under pre-DRA rules, changes under the DRA, Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact our business.

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

Two other recent actions at the federal level could impact Medicaid payments to nursing facilities. The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011. On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements. Provisions of the rule were repeatedly delayed; currently enforcement is delayed until June 30, 2010. Second, on May 21, 2007, CMS published a rule designed to ensure that Medicaid payments to governmentally-operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute. CMS estimates that the rule would save $120 million during the first year and $3.87 billion over five years, but Congress blocked the rule through April 1, 2009. The American Recovery and Reinvestment Act of 2009 expresses the sense of Congress that the Secretary of Health and Human Services should not promulgate the provider cost limit rule, citing a ruling by the United States District Court for the District of Columbia that the final rule was “improperly promulgated.”

Broader changes in federal healthcare policy have been proposed by President Obama and are currently under consideration by Congress this year. Specifically, on February 26, 2009, the Obama Administration released its proposed federal budget for fiscal year 2010, which would establish a reserve fund of $633.8 billion over 10 years to finance comprehensive health reform. The reserve fund would be paid for by tax increases and health system savings. Among other things, the plan would reduce payments to Medicare Advantage plans and bundle payments to hospitals and certain post-acute providers for services provided within 30 days after discharge from the hospital. The proposal would also increase the Medicaid drug rebate level paid by pharmaceutical manufacturers to Medicaid for brand-name drugs, apply the rebate levels paid by pharmaceutical manufacturers to Medicaid on existing drugs to new formulations of those drugs, and allow states to collect rebates from pharmaceutical manufacturers on drugs provided through Medicaid managed care organizations. With regard to Medicare Part D, the plan would impose higher premiums on certain higher-income beneficiaries and expand oversight and program integrity activities related to the program. The proposal also would establish a regulatory pathway for approval of follow-on biologicals, take steps to promote generic drugs, and allow drug reimportation. It should be noted that many provisions of the proposed budget would require Congressional approval to implement and would take effect after fiscal year 2010.

Congressional leaders have expressed their commitment to enacting major health reform legislation this year, including expanded access to insurance, possibly with a government health insurance option to compete with private plans. As part of this reform, Congress may also seek to rein in healthcare costs, which could include consideration of alternate healthcare delivery systems, revised payment methodologies and changes in operational requirements for healthcare providers. Congressional committees currently are considering a variety of comprehensive plans, which are subject to extensive revision during the legislative process before a final plan emerges. Given the ongoing debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on our business.

Changes in the use of the average wholesale price as a benchmark from which pricing in the pharmaceutical industry is negotiated could adversely affect the Company.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United States District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements. However on January 22, 2008, the court held a hearing on a motion for final approval of the proposed settlements, and after hearing various objections to the proposed settlements indicated that it would not approve the settlements as proposed. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees. On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class. First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the mark-up on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span). During June and July, 2008, the Court granted preliminary approval to the revised settlements and approved the process for class notification. On December 17, 2008, the Court held a hearing on the plaintiffs’ motion for final approval of the two proposed settlements, and on March 17, 2009 the Court released an opinion approving the proposed settlements, with a modification by the Court requiring that the change in mark-ups take place 180 days after the order approving the settlements is entered. The Court entered an order approving the settlements on March 30, 2009. Notices of appeal of the Court’s order to the United States Court of Appeals for the First Circuit were filed by several entities, and motions to intervene in the case on appeal have also been filed with the appellate court; briefing for the appeal was completed on July 13, 2009 oral argument was held on July 28, 2009. The appeal is being considered on expedited basis. Motions for a stay of the District Court’s order pending appeal have not been granted, but such a motion is subject to reconsideration by the panel hearing the appeal. First DataBank and Medi-Span have indicated that they will implement the changes in AWP on September 26, 2009. These changes or their timing may be affected by a decision or stay by the Court of Appeals.

The Company is monitoring these cases for further developments and evaluating potential implications and/or actions that may be required, including any adverse effect on the Companys reimbursement for drugs and biologicals and any actions that may be taken to offset or otherwise mitigate such impact. There can be no assurance, however, that the First DataBank and Medi-Span settlements and associated unilateral actions by First DataBank and Medi-Span, if implemented, or actions, if any, by the government or private health insurance programs relating to AWP, would not have an adverse impact on the Company’s reimbursement for drugs and biologicals, which could adversely affect the Company.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended June 30, 2009 is as follows (in thousands, except per share data):

			Total Number
			of Shares
			Purchased as	Maximum Number (or
			Part of	Approximate Dollar
			Publicly	Value) of Shares that
	Total Number	Average	Announced	May Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(a)	per Share	Programs	Programs

April 1 - 30, 2009	1	$25.20	—	$—
May 1 - 31, 2009	97	27.89	—	—
June 1 - 30, 2009	1	24.93	—	—

Total	99	$27.84	—	$—

(a)

During the second quarter of 2009, the Company purchased 99 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Omnicare held its Annual Meeting of Stockholders on May 22, 2009.

(b) The names of each director elected at this Annual Meeting, as well as the corresponding number of shares voted for, against and abstained with respect to each nominee follows. There were no broker non-votes.

	Votes For	Votes Against	Abstained

John T. Crotty	94,706,240	13,512,366	540,776
Joel F. Gemunder	101,486,214	6,741,784	531,384
Steven J. Heyer	96,544,344	11,673,190	541,848
Sandra E. Laney	105,166,132	3,058,471	534,779
Andrea R. Lindell, Ph.D., RN	94,801,473	13,404,931	552,979
James D. Shelton	105,940,348	2,280,661	538,373
John H. Timoney	105,699,382	2,329,660	730,341
Amy Wallman	105,942,396	2,280,730	536,257

(c) The Stockholders approved an amendment of Omnicare’s Annual Incentive Plan for Senior Executive Officers and re-approved the performance criteria thereunder. A total of 94,102,250 votes were cast in favor of the proposal; 14,026,580 votes were cast against it; 630,552 votes abstained; and there were no broker non-votes.

(d) The Stockholders re-approved the performance criteria under the Company’s 2004 Stock and Incentive Plan. A total of 103,377,548 votes were cast in favor of the proposal; 5,012,454 votes were cast against it; 409,380 votes abstained; and there were no broker non-votes.

(e) The Stockholders ratified the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants for the Company and its consolidated subsidiaries for the 2009 year. A total of 105,750,128 votes were cast in favor of the proposal; 2,887,720 votes were cast against it; 121,534 votes abstained; and there were no broker non-votes.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.

Registrant

Date: July 30, 2009	By:	/s/ David W. Froesel, Jr.

David W. Froesel, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003

(3.3)	Third Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K December 23, 2008

(10.1)	Letter, dated July 27, 2009, to Joel F. Gemunder Regarding Temporary Salary Reduction Program	Filed Herewith

(10.2)	Letter, dated July 27, 2009, to Patrick E. Keefe Regarding Temporary Salary Reduction Program	Filed Herewith

(10.3)	Letter, dated July 27, 2009, to David W. Froesel, Jr. Regarding Temporary Salary Reduction Program	Filed Herewith

(10.4)	Letter, dated July 27, 2009, to Cheryl D. Hodges Regarding Temporary Salary Reduction Program	Filed Herewith

(10.5)	Letter, dated July 27, 2009, to Jeffrey M. Stamps Regarding Temporary Salary Reduction Program	Filed Herewith

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

E-1

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

E-2