Form 10-Q
period 2009-09-30
OMNICARE INC
filed 2009-11-05
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ x ]	Accelerated filer	[ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ x ]

COMMON STOCK OUTSTANDING
	Number of Shares	Date

Common Stock, $1 par value	119,336,801	September 30, 2009

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended, September 30,		Nine months ended September 30,

	2009	2008 as adjusted (Notes 2 & 3)	2009	2008 as adjusted (Notes 2 & 3)

Net sales	$1,543,901	$1,578,251	$4,626,513	$4,631,401

Cost of sales	1,175,946	1,172,791	3,496,492	3,482,236
Repack matters (Note 11)	1,755	1,041	3,672	4,175

Gross profit	366,200	404,419	1,126,349	1,144,990

Selling, general and administrative expenses	203,394	228,325	623,018	681,503
Provision for doubtful accounts	23,098	27,180	71,079	79,425
Restructuring and other related charges (Note 10)	6,295	7,655	19,095	24,887
Litigation and other related professional fees (Note 11)	1,739	13,479	71,761	51,143
Repack matters (Note 11)	277	129	1,549	628
Acquisition and other related costs (Note 4)	(632)	-	2,218	-

Operating income	132,029	127,651	337,629	307,404

Investment income	1,202	1,441	4,641	6,011
Interest expense	(29,588)	(36,662)	(90,650)	(109,168)
Amortization of discount on convertible notes (Note 6)	(7,059)	(6,544)	(20,783)	(19,265)

Income from continuing operations before income taxes	96,584	85,886	230,837	184,982
Income tax provision	17,838	31,536	77,869	69,601

Income from continuing operations	78,746	54,350	152,968	115,381
Loss from discontinued operations, including impairment charge of $12,065 aftertax during the nine months ended 2009 period (Note 3)	(6,231)	(591)	(20,840)	(2,537)

Net income	$72,515	$53,759	$132,128	$112,844

Earnings (loss) per common share - Basic:
Continuing operations	$0.67	$0.47	$1.31	$0.98
Discontinued operations	(0.05)	(0.01)	(0.18)	(0.02)
Net income	$0.62	$0.46	$1.13	$0.96

Earnings (loss) per common share - Diluted:
Continuing operations	$0.67	$0.46	$1.30	$0.97
Discontinued operations	(0.05)	(0.01)	(0.18)	(0.02)
Net income	$0.61	$0.46	$1.12	$0.95

Dividends per common share	$0.0225	$0.0225	$0.0675	$0.0675

Weighted average number of common shares outstanding:
Basic	117,598	115,983	116,970	117,904

Diluted	118,145	117,483	117,711	118,764

Comprehensive income	$75,031	$54,540	$132,929	$121,948

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except share data)

	September 30, 2009	December 31, 2008 as adjusted (Notes 2 & 3)
ASSETS
Current assets:
Cash and cash equivalents	$324,137	$214,668
Restricted cash	2,929	1,891
Accounts receivable, less allowances of $327,729 (2008-$319,417)	1,248,370	1,337,558
Unbilled receivables, CRO	26,239	22,329
Inventories	345,554	449,023
Deferred income tax benefits	147,430	134,249
Other current assets	180,912	176,989
Current assets of discontinued operations	23,180	34,986
Total current assets	2,298,751	2,371,693
Properties and equipment, at cost less accumulated depreciation of $317,341 (2008-$300,880)	212,331	208,527
Goodwill	4,246,320	4,211,221
Identifiable intangible assets, less accumulated amortization of $176,365 (2008-$149,538)	305,678	329,446
Rabbi trust assets for settlement of pension obligations	134,048	134,587
Other noncurrent assets	150,048	137,526
Noncurrent assets of discontinued operations	44,724	57,245
Total noncurrent assets	5,093,149	5,078,552
Total assets	$7,391,900	$7,450,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256,484	$333,728
Accrued employee compensation	33,419	50,082
Deferred revenue, CRO	12,964	23,227
Current debt	176,374	1,784
Other current liabilities	289,736	221,632
Current liabilities of discontinued operations	9,098	10,336
Total current liabilities	778,075	640,789
Long-term debt, notes and convertible debentures (Note 6)	1,972,952	2,352,824
Deferred income tax liabilities	571,197	525,426
Other noncurrent liabilities	257,983	276,284
Noncurrent liabilities of discontinued operations	53	53
Total noncurrent liabilities	2,802,185	3,154,587
Total liabilities	3,580,260	3,795,376
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized, 126,698,900 shares issued (2008-125,583,300 shares issued)	126,699	125,583
Paid-in capital (Note 6)	2,261,669	2,224,129
Retained earnings	1,621,516	1,498,171
Treasury stock, at cost-7,362,100 shares (2008-7,135,300 shares)	(199,209)	(193,178)
Accumulated other comprehensive income (loss)	965	164
Total stockholders’ equity	3,811,640	3,654,869
Total liabilities and stockholders’ equity	$7,391,900	$7,450,245

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Nine months ended September 30,
	2009	2008 as adjusted (Notes 2 & 3)
Cash flows from operating activities:
Net income	$132,128	$112,844
Loss from discontinued operations	20,840	2,537
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	37,335	35,637
Amortization expense	68,022	67,358
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable and unbilled receivables, net of provision for doubtful accounts	96,353	30,349
Inventories	106,001	33,189
Other current and noncurrent assets	13,971	3,480
Accounts payable	(75,293)	(67,276)
Accrued employee compensation	(15,766)	27,254
Deferred revenue	(10,246)	(2,059)
Current and noncurrent liabilities	57,688	86,918
Net cash flows from operating activities of continuing operations	431,033	330,231
Net cash flows from operating activities of discontinued operations	568	1,654
Net cash flows from operating activities	431,601	331,885
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(64,498)	(201,032)
Capital expenditures	(26,266)	(45,679)
Transfer of cash (to)/from trusts for employee health and severance costs, net of payments out of the trust	538	(11,419)
Disbursements for loans and investments	(5,600)	-
Other	(1,929)	(574)
Net cash flows used in investing activities of continuing operations	(97,755)	(258,704)
Net cash flows used in investing activities of discontinued operations	(504)	(1,303)
Net cash flows used in investing activities	(98,259)	(260,007)
Cash flows from financing activities:
Net payments on revolving credit facility and term A loan	(225,000)	(50,000)
Payments on long-term borrowings and obligations	(1,376)	(2,291)
(Decrease) in cash overdraft balance	(1,723)	(2,312)
Payments for Omnicare common stock repurchases	-	(100,165)
Proceeds / (payments) for stock awards and exercise of stock options, net of stock tendered in payment	10,164	(1,183)
Excess tax benefits from stock-based compensation	2,367	750
Dividends paid	(8,043)	(8,080)
Net cash flows used in financing activities of continuing operations	(223,611)	(163,281)
Net cash flows provided by financing activities of discontinued operations	-	119
Net cash flows used in financing activities	(223,611)	(163,162)

Effect of exchange rate changes on cash	(198)	(2,056)

Net increase (decrease) in cash and cash equivalents	109,533	(93,340)
Less increase in cash and cash equivalents of discontinued operations	64	470
Increase (decrease) in cash and cash equivalents of continuing operations	109,469	(93,810)
Cash and cash equivalents at beginning of period	214,668	274,200

Cash and cash equivalents at end of period	$324,137	$180,390

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 - Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair statement of the consolidated results of operations, financial position and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”). These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Omnicare’s 2008 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings. Certain reclassifications and adjustments (see “Change in Method of Accounting for Convertible Debt” note) of prior year amounts have been made to conform with the current year presentation. Further, the Company has discontinued a component of its pharmacy services business (see “Discontinued Operations” note). All amounts disclosed in these consolidated financial statements and related notes are presented on a continuing operations basis unless otherwise stated.

Description of Business and Summary of Significant Accounting Policies

The Company’s description of business and significant accounting policies have been disclosed in Omnicare’s 2008 Annual Report. As previously stated, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s 2008 Annual Report and any applicable updates contained in the Company’s periodic quarterly SEC filings, including those presented below.

Concentration of Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006. As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006. Approximately 39% of the Company’s revenues in the nine months ended September 30, 2009 were generated under the Part D program. The Company estimates that approximately 25% of these Part D revenues during the nine months ended September 30, 2009 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group, Inc. and its affiliates (“United”). United and a small number of other Part D Plan sponsors and pharmaceutical benefit managers reimburse a significant portion of the Company’s Part D revenues. Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans and renegotiates these agreements in the ordinary course. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation. As such, reimbursement under these agreements is subject to change. Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of September 30, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D Plans, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $98 million (excluding interest) is owed to the Company by this group of customers as of September 30, 2009, of which approximately $92 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that these matters will not adversely impact the Company’s results of operations, financial position or cash flows.

Fair Value

On January 1, 2008, the Company adopted the authoritative guidance for fair value measurements, which defines a hierarchy which prioritizes the inputs in fair value measurements. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. The impact to the Company’s consolidated results of operations, financial position and cash flows upon adoption of this authoritative guidance was not material. The assets, as further described in detail at the “Fair Value” note of the Notes to the Consolidated Financial Statements in Omnicare’s 2008 Annual Report, measured at fair value as of September 30, 2009 were as follows:

		Based on
	Fair Value at September 30, 2009	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Rabbi trust assets	$134,048	$134,048	$-	$-
Interest rate swap agreement - fair value hedge	6,326	-	6,326	-
Derivatives	-	-	-	-
Total	$140,374	$134,048	$6,326	$-

In 2009, the Company adopted the provisions of the authoritative guidance for interim disclosures about the fair value of financial instruments, which requires disclosures about fair value of financial instruments for interim reporting periods. The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

Financial Instrument:	September 30, 2009		December 31, 2008
	Book Value	Market Value	Book Value	Market Value
6.125% senior subordinated notes, due 2013, gross	$250,000	$243,400	$250,000	$208,800
6.75% senior subordinated notes, due 2013	225,000	218,800	225,000	189,000
6.875% senior subordinated notes, due 2015	525,000	501,400	525,000	446,000

4.00% junior subordinated convertible debentures, due 2033
Carrying value	198,545		197,029
Unamortized debt discount	146,455		147,971
Principal amount	345,000	239,500	345,000	250,800

3.25% convertible senior debentures, due 2035
Carrying value	766,451		747,185
Unamortized debt discount	211,049		230,315
Principal amount	977,500	692,900	977,500	565,100

Common Stock Repurchase Program

During the second quarter of 2008, the Company repurchased approximately 4.1 million shares of Omnicare’s common stock at a cost of approximately $100 million under a stock buyback program authorized by its Board of Directors.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at September 30, 2009 and December 31, 2008, net of aggregate applicable tax benefits of $4.2 million and $2.5 million, respectively, by component and in the aggregate, follow (in thousands):

	September 30, 2009	December 31, 2008

Cumulative foreign currency translation adjustments	$7,691	$4,112
Unrealized gain on fair value of investments	4,099	7,340
Pension and postemployment benefits	(10,825)	(11,288)

Total accumulated other comprehensive income adjustments, net	$965	$164

Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of the authoritative guidance for the reporting of noncontrolling interests in consolidated financial statements, which primarily requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. This guidance is effective for the first annual reporting period beginning after December 15, 2008, and its first quarter 2009 adoption had an immaterial effect on the Company’s consolidated results of operations, financial position and cash flows.

Subsequent Events

In the second quarter of 2009, the Company adopted the provisions of the authoritative guidance for subsequent events, which requires that entities disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company evaluated subsequent events through November 5, 2009, which is the date the financial statements were issued, and noted no material subsequent events had occurred through this date warranting revision to the financial statements.

Income Taxes

The effective income tax rate was 18.5% and 33.7% for the three and nine months ended September 30, 2009, respectively, as compared to the rate of 36.7% and 37.6%, respectively, for the same prior-year periods. The year-over-year decrease in the effective tax rate is largely due to the reduction of income tax expenses in the respective 2009 periods totaling approximately $19 million, primarily attributable to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations, partially offset by certain nondeductible expenses recognized in the 2009 periods.

Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which, among other items, requires increased disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans such as how investment allocation decisions are made; major categories of plan assets; inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures about plan assets required by the guidance shall be provided for fiscal years ending after December 15, 2009. The Company continues to evaluate the impact of this recently issued guidance on its disclosures.

In June 2009, the FASB issued authoritative guidance for accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity and also removes the exception from applying the authoritative guidance for consolidation of variable interest entities to qualifying special purpose entities. This guidance requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This new guidance is effective for an entity’s first annual reporting period that begins after November 15, 2009. The Company does not anticipate the effect of this recently issued guidance to be material to its consolidated results of operations, financial position and cash flows.

In June 2009, the FASB revised the authoritative guidance for variable interest entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance is effective for an entity’s first annual reporting period that begins after November 15, 2009. The Company does not anticipate the effect of this recently issued guidance to be material to its consolidated results of operations, financial position and cash flows.

In June 2009, the FASB revised the authoritative guidance regarding the hierarchy of Generally Accepted Accounting Principles (“GAAP”), which establishes the Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.

Note 2 – Change in Method of Accounting for Convertible Debt

Effective January 1, 2009, the Company retrospectively adopted the provisions of the authoritative guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which among other items, specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued. Comparative financial statements for prior years have been adjusted to apply the new method retrospectively. The affected financial statement line items and the amount of the adjustments for the three and nine month periods ending September 30, 2008 follow (in thousands):

Income Statement
Three and Nine Months Ended September 30, 2008

	Three months ended September 30, 2008	Nine months ended September 30, 2008

Amortization of discount on convertible notes (Note 6)	$(6,544)	$(19,265)

Interest expense	234	702

Income from continuing operations before income taxes	(6,310)	(18,563)

Income tax provision	2,364	6,953

Income from continuing operations	$(3,946)	$(11,610)

Earnings per share from continuing operations:
Basic	$(0.03)	$(0.10)

Diluted	$(0.03)	$(0.10)

Comprehensive income	$(3,946)	$(11,610)

Statement of Cash Flows
Nine Months Ended September 30, 2008

Nine months ended September 30, 2008

Cash flows from operating activities:

Net income	$(11,610)

Amortization expense	19,265

Change in other current and noncurrent assets	(702)

Change in current and noncurrent liabilities	(6,953)

Net cash flows from operating activities	-

Note 3 – Discontinued Operations

In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature. The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program. The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture. The Company anticipates completing the divestiture within twelve months. Selected financial data related to the discontinued operations of this disposal group for the three and nine months ended September 30, 2009 and 2008 follows:

	Three months ended, September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Net sales	$18,388	$25,138	$59,661	$81,119

Loss from operations of disposal group, pretax	(10,107)	(963)	(14,329)	(4,135)
Income tax benefit	3,876	372	5,554	1,598

Loss from operations of disposal group, aftertax	(6,231)	(591)	(8,775)	(2,537)

Impairment charge, pretax	-	-	(14,492)	-
Income tax benefit on impairment charge	-	-	2,427	-

Impairment charge, aftertax	-	-	(12,065)	-

Loss from discontinued operations, aftertax	$(6,231)	$(591)	$(20,840)	$(2,537)

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

Effective January 1, 2009, the Company adopted the provisions of the authoritative guidance for business combinations, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. The 2009 implementation resulted in acquisition and other related costs/(credits) of approximately $(0.6) million and $2.2 million pretax ($(0.4) million and $1.4 million, aftertax) during the three and nine months ended September 30, 2009, respectively, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions completed during the 2009 periods, partially offset by a third quarter 2009 reduction in the Company’s original estimate of contingent consideration payable for an acquisition.

During the first nine months of 2009, Omnicare completed six acquisitions of businesses in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company. Acquisitions of businesses required outlays of $64.5 million (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) in the nine months ended September 30, 2009. The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note. The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 5 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total

Balance as of December 31, 2008	$4,121,208	$90,013	$4,211,221
Goodwill acquired in the nine months ended September 30, 2009	33,145	-	33,145
Other	(272)	2,226	1,954

Balance as of September 30, 2009	$4,154,081	$92,239	$4,246,320

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

The decrease in the September 30, 2009 net carrying amount of the Company’s other identifiable intangible assets of approximately $24 million from December 31, 2008 primarily relates to amortization expense recorded during the nine-month period, partially offset by increases due primarily to customer relationship assets and non-compete agreements associated with recent acquisitions, which have a weighted-average life of approximately 10 years.

Note 6 - Debt

A summary of debt follows (in thousands):

	September 30, 2009	December 31, 2008

Revolving loans, due 2010, $800 million	$-	$-
Senior term A loan, due 2010	175,000	400,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	3,004	4,381

Subtotal	2,500,504	2,726,881
Add interest rate swap agreement	6,326	6,013
(Subtract) unamortized debt discount	(357,504)	(378,286)
(Subtract) current portion of debt	(176,374)	(1,784)

Total long-term debt, net	$1,972,952	$2,352,824

The Company’s debt instruments, including related terms and certain financial covenants as well as a description of Omnicare’s Credit Agreement, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2008 Annual Report.

At September 30, 2009, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (“Revolving Loans”), and $175 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”). The Company repaid $225 million on the Term Loans during the nine months ended September 30, 2009. The interest rate on the Term Loans was 1.99% at September 30, 2009. As of September 30, 2009, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals. The Company amortized to expense approximately $4.2 million and $5.4 million of deferred debt issuance costs during the nine months ended September 30, 2009 and 2008, respectively.

The estimated floating interest rate on the interest rate swap agreement was 2.87% at September 30, 2009, as compared to the 6.125% stated rate on the corresponding senior subordinated notes due 2013 with remaining principal outstanding of $250 million at September 30, 2009.

The Company has two convertible debentures, the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “New 4.00% Debentures”) and its 3.25% convertible senior debentures, due 2035 (“3.25% Convertible Debentures”). For further description of the Company’s convertible debt see the “Debt” note of the “Notes to Consolidated Financial

Statements” in Omnicare’s 2008 Annual Report. Effective January 1, 2009, the Company retrospectively adopted the provisions of the authoritative guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which among other items, specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued. The effect of this accounting change on the carrying amounts of the Company’s debt and equity balances, are as follows (in thousands):

	September 30, 2009	December 31, 2008

Carrying value of equity component	$441,318	$441,318

Principal amount of convertible debt	$1,322,500	$1,322,500
Unamortized debt discount	(357,504)	(378,286)

Net carrying value of convertible debt	$964,996	$944,214

As of September 30, 2009, the remaining amortization period for the debt discount was approximately 23.75 and 6.25 years for the New 4.00% Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the New 4.00% Debentures and the 3.25% Convertible Debentures were 8.01% and 7.625%, respectively. The impact of this accounting change was an increase in pretax interest expense of approximately $7.1 million and $20.8 million ($4.3 million and $12.8 million aftertax) for the three and nine months ended September 30, 2009, respectively, and $6.5 million and $19.3 million ($4.1 million and $12.0 million aftertax) for the three and nine months ended September 30, 2008, respectively.

Note 7 - Stock-Based Compensation

At September 30, 2009, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2008 Annual Report. Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders. As further described in Omnicare’s 2008 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three months ended, September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Stock awards	$4,771	$5,572	$15,422	$16,636
Stock options	1,299	1,370	3,950	3,615

Total stock-based compensation expense	$6,070	$6,942	$19,372	$20,251

The assumptions used to value stock options granted during the periods ended September 30, 2009 and 2008 are as follows:

	2009	2008

Expected volatility	35.3%	31.3%
Risk-free interest rate	2.9%	3.4%
Expected dividend yield	0.4%	0.3%
Expected term of options (in years)	4.7	4.7

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Weighted average fair value per option	$7.98	$9.48	$8.69	$7.52

A summary of stock option activity under the plans for the nine months ended September 30, 2009, is presented below (in thousands, except exercise price and term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	7,348	$30.19
Options granted	102	26.15
Options exercised	(1,045)	15.44
Options forfeited	(83)	33.78

Options outstanding, end of period	6,322	$32.53	4.9	$4,040

Options exercisable, end of period	5,105	$32.91	4.2	$3,979

The total exercise date intrinsic value of options exercised during the nine months ended September 30, 2009 was $10.3 million.

A summary of non-vested restricted stock awards for the nine months ended September 30, 2009 is presented below (in thousands, except grant price data):

	Shares	Weighted- Average Grant Date Price

Non-vested shares, beginning of period	2,167	$34.23
Shares awarded	67	25.37
Shares vested	(469)	32.34
Shares forfeited	(23)	35.41

Non-vested shares, end of period	1,742	$34.38

As of September 30, 2009, there was approximately $51 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately five years. The total grant date fair value of shares vested during the nine months ended September 30, 2009 related to stock awards and stock options was approximately $17.1 million.

The Company recorded charges relating to the prior implementation of the authoritative guidance for share-based payments, which primarily relate to stock option expense, of approximately $1.1 million and $4.2 million pretax ($0.6 million and $2.6 million aftertax) for the three and nine months ended September 30, 2009, respectively, and $1.4 million and $3.8 million pretax ($0.8 million and $2.3 million, aftertax) for the three and nine months ended September 30, 2008, respectively.

Note 8 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2008 Annual Report. Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.6 million and $5.2 million for the three and nine months ended September 30, 2009, respectively, and $1.9 million and $5.5 million for the three and nine months ended September 30, 2008, respectively.

The Company has various defined benefit plans, as further described in Omnicare’s 2008 Annual Report. The following table presents the components of net periodic pension cost for all pension plans for the three and nine months ended September 30, 2009 and 2008 (pretax, in thousands):

	Three months ended, September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Service cost	$375	$1,280	$1,124	$4,059
Interest cost	1,499	2,374	4,497	7,133
Amortization of deferred amounts (primarily prior actuarial losses)	250	3,674	750	11,021
Return on assets	(60)	(54)	(180)	(162)
Other	-	-	-	(268)

Net periodic pension cost	$2,064	$7,274	$6,191	$21,783

As of September 30, 2009, the aggregate defined benefit plans’ liabilities totaled approximately $111 million. During the first nine months of 2009, the Company made no payments related to funding the rabbi trusts for the settlement of the Company’s pension obligations. The fair value of these assets was approximately $134 million at September 30, 2009. The aggregate defined benefit plans’ liabilities are the projected benefit obligation to be paid based upon services through retirement. The aggregate assets in the rabbi trusts are the amounts required to fund the lump sum benefits of the Excess Benefit Plan. These benefits were fully funded as of September 30, 2009.

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended September 30,
2009:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$78,746		$0.67
Loss from discontinued operations	(6,231)		(0.05)
Net income	72,515	117,598	$0.62
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	71	275
Stock options, warrants and awards	-	272
Diluted EPS
Income from continuing operations plus assumed conversions	78,817		$0.67
Loss from discontinued operations	(6,231)		(0.05)
Net income plus assumed conversions	$72,586	118,145	$0.61

2008:
Basic EPS
Income from continuing operations	$54,350		$0.47
Loss from discontinued operations	(591)		(0.01)
Net income	53,759	115,983	$0.46
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	70	275
Stock options, warrants and awards	-	1,225
Diluted EPS
Income from continuing operations plus assumed conversions	54,420		$0.46
Loss from discontinued operations	(591)		(0.01)
Net income plus assumed conversions	$53,829	117,483	$0.46

	Nine months ended September 30,
2009:	Income (Numerator)	Common Shares (Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$152,968		$1.31
Loss from discontinued operations	(20,840)		(0.18)
Net income	132,128	116,970	$1.13
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	213	275
Stock options, warrants and awards	-	466
Diluted EPS
Income from continuing operations plus assumed conversions	153,181		$1.30
Loss from discontinued operations	(20,840)		(0.18)
Net income plus assumed conversions	$132,341	117,711	$1.12

2008:
Basic EPS
Income from continuing operations	$115,381		$0.98
Loss from discontinued operations	(2,537)		(0.02)
Net income	112,844	117,904	$0.96
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	209	275
Stock options, warrants and awards	-	585
Diluted EPS
Income from continuing operations plus assumed conversions	115,590		$0.97
Loss from discontinued operations	(2,537)		(0.02)
Net income plus assumed conversions	$113,053	118,764	$0.95

EPS is reported independently for each amount presented. Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

During the three and nine months ended September 30, 2009 and 2008, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods. The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarters ended September 30, 2009 and 2008 totaled 6.4 million and 4.5 million, respectively, and for the nine months ended September 30, 2009 and 2008, totaled 6.2 million and 6.7 million, respectively.

Effective January 1, 2009, the Company adopted the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this authoritative guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

This program is expected to be completed over a multi-year period and is estimated to result in total pretax restructuring and other related charges of approximately $106 million. As presented in further detail below, the Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $6 million and $19 million pretax (approximately $4 million and $12 million aftertax) during the three and nine months ended September 30, 2009, respectively, and approximately $8 million and $25 million pretax in the three and nine months ended September 30, 2008, or cumulative aggregate restructuring and other related charges of approximately $102 million before taxes through the third quarter of 2009. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 860 positions had been eliminated as of September 30, 2009. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents. In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs. The other related charges are primarily comprised of professional fees. Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

Restructuring charges:	Balance at December 31, 2008	2009 Provision/ Accrual	Utilized during 2009	Balance at September 30, 2009

Employee severance	$-	$5,123	$(5,097)	$26
Employment agreement buy-outs	35	135	(170)	-
Lease terminations	8,885	4,021	(3,623)	9,283
Other assets, fees and facility exit costs	2,394	4,945	(7,101)	238
Total restructuring charges	$11,314	14,224	$(15,991)	$9,547

Other related charges		4,871

Total restructuring and other related charges		$19,095

As of September 30, 2009, the Company has made cumulative payments of approximately $21 million of severance and other employee-related costs for the Omnicare Full Potential Plan. The remaining liabilities at September 30, 2009, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and professional fees) and will be settled as these matters are finalized. The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with the authoritative guidance for employers’ accounting for postemployment benefits; and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with the authoritative guidance regarding accounting for costs associated with exit or disposal activities.

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

As previously disclosed, the U.S. Attorney’s Office, District of Massachusetts had been investigating allegations under the False Claims Act, 31 U.S.C. (§) 3729, et seq. and various state false claims statutes in five qui tam complaints (Maguire, Kammerer, Lisitza and two sealed complaints) concerning the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. The complaints in these cases, which have been dismissed with prejudice by the relators pursuant to the settlement described below, alleged that the Company violated the False Claims Act when it submitted claims for name brand drugs when actually providing generic versions of the same drug to nursing homes; provided consultant pharmacist services to its customers at below-market rates to induce the referral of pharmaceutical business; accepted discounts from drug manufacturers in return for recommending that certain pharmaceuticals be prescribed to nursing home residents; accepted rebates, post-purchase discounts, grants and other forms of remuneration from drug manufacturers in return for purchasing pharmaceuticals from those manufacturers and taking steps to increase the purchase of those manufacturers’ drugs; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; substituted certain pharmaceuticals without physician authorization; accepted payments from certain generic drug manufacturers in return for entering into purchase arrangements with them; acquired certain institutional pharmacies at above-market rates to obtain contracts between those pharmacies and nursing homes; and made a payment to certain nursing home chains in return for the referral of pharmaceutical business.

On November 2, 2009, the Company entered into a civil settlement agreement, without any finding of wrongdoing or any admission of liability, finalizing a previously disclosed agreement in principle, under which the Company has agreed to pay the federal government and participating state governments $98 million plus interest from June 24, 2009 (the date of the agreement in principle referenced above) and related expenses to settle various alleged civil violations of federal and state laws. The settlement agreements release the Company from claims that the Company allegedly violated various federal and state laws due to the Company having allegedly made a payment to certain nursing home chains in return for the referral of pharmaceutical business; allegedly provided consultant pharmacist services to its customers at rates below the Company's cost of providing the services and below fair market value to induce the referral of pharmaceutical business; allegedly accepted a payment from a generic drug manufacturer allegedly in exchange for purchasing that manufacturer’s products and recommending that physicians prescribe such products to nursing home patients; and allegedly accepted rebates, grants and other forms of remuneration from a drug manufacturer to induce the Company to recommend that physicians prescribe one of the manufacturer’s drugs, and the rebate agreements conditioned payment of the rebates upon the Company engaging in an “active intervention program” to convince physicians to prescribe the drug and requiring that all competitive products be prior authorized for the drug’s failure, where the Company failed to disclose to physicians that such intervention activities were a condition of it receiving such rebate payments.

The Company denies the contentions of the the qui tam relators and the federal government as set forth in the settlement agreement and the complaints. A substantial majority of states in which the Company does business are expected to participate in this settlement. In addition, the Department of Justice has advised the Company that it has no present intention of pursuing an investigation and/or filing suit under the False Claims Act against the Company with respect to allegations in the qui tam complaints that, during 1999-2003, pharmaceutical manufacturers named as defendants in the complaints made payments to the Company in return for the Company recommending and/or purchasing such manufacturers' drugs.

Pursuant to stipulations of dismissal executed in connection with the settlement agreement, the five complaints were dismissed. As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009. Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA. The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug have been incorporated into the amended and restated CIA without modification. The requirements of the CIA are expected to result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities. Violations of the corporate integrity agreement could subject the Company to significant monetary penalties. Consistent with the CIA, the Company expects to review its contracts to ensure compliance with applicable laws and regulations. As a result of this review, the Company anticipates that pricing under its consultant pharmacist services contracts will need to be reviewed and may increase, and there can be no assurance that such pricing will not result in the loss of certain contracts.

As previously disclosed, on November 14, 2006, the Company entered into a voluntary civil settlement of all federal and state civil claims arising from allegations relating to three generic pharmaceuticals provided by the Company in connection with the substitution of capsules for tablets (Ranitidine), tablets for capsules (Fluoxetine) and two 7.5 mg tablets for one 15 mg tablet (Buspirone). Another issue alleged by one qui tam relator remains under seal and was not resolved by the settlement. The settlement agreement did not include any finding of wrongdoing or any admission of liability. As part of the settlement agreement, on November 9, 2006, the Company entered into a Corporate Integrity Agreement with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 9, 2006. This Corporate Integrity Agreement has been amended and restated as described above.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves. The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case. Oral argument was held on September 18, 2008. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, as well as affirming the denial of Alaskan Electrical Pension Fund’s motion to intervene. However, the appellate court reversed the dismissal of the claim brought for violation of Section 11 of the Securities Act of 1933, remanding the case to the district court for further proceedings, including application of the rule requiring plaintiffs to allege fraud with particularity to their Section 11 claim. On November 3, 2009, plaintiffs filed a motion in the Court of Appeals seeking a rehearing or a rehearing en banc with respect to a single aspect of the Court’s decision, namely, whether the federal rule requiring pleading with particularity should apply to their claim under Section 11 of the Securities Act.

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

The three and nine months ended September 30, 2009 included a $1.7 million pretax charge ($1.1 million after taxes) and a $71.8 million pretax charge ($55.6 million after taxes), respectively, and the three and nine months ended September 30, 2008 included a $13.5 million pretax charge ($8.2 million after taxes) and a $51.1 million pretax charge ($31.3 million after taxes), respectively, reflected in the “Litigation and other related professional fees” line of the Consolidated Statements of Income, primarily for litigation-related settlements and professional expenses in connection with the investigation by the United States Attorney’s Office, District of Massachusetts (including the aforementioned increase in the settlement reserve); the Company’s lawsuit against United; the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party; certain other large customer disputes; the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program; the investigation by the federal government and certain states relating to drug substitutions; and the purported class and derivative actions.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities. As a precautionary measure, the Company voluntarily and temporarily suspended operations at this facility. During the time that this facility was closed, the Company conducted certain environmental tests at the facility. Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen this facility. The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters (as defined below). The Company continues to work to address and resolve certain remaining issues, and fully restore centralized repackaging to its original levels. In order to replace the capacity of this facility, the Company ramped-up production in its other repackaging facility, as well as onsite in its individual pharmacies. Further, in order to replace the repackaging capacity of the closed facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the closed facility. The agreement initially extends through October 2010. As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents. Addressing these issues served to increase costs and, as a result, the three months ended September 30, 2009 included special charges of approximately $2.0 million pretax (approximately $1.8 million and approximately $0.3 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($1.2 million after taxes) for additional costs precipitated by the quality control, product recall and fire damage issues at this facility (“Repack Matters”). The associated costs for the nine months ended September 30, 2009 totaled $5.2 million pretax ($3.7 million and $1.5 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($3.2 million after taxes). The three months ended September 30, 2008 included special charges of approximately $1.2 million pretax (approximately $1.0 million and approximately $0.1 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($0.7 million after taxes) for additional costs precipitated by the Repack Matters. The associated costs for the nine months ended September 30, 2008 totaled $4.8 million pretax ($4.2 million and $0.6 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($2.9 million after taxes). The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses, if any, continues to be reviewed by its insurers and outside advisors. As of September 30, 2009, the Company has received no material insurance recoveries.

Although the Company cannot know with certainty the ultimate outcome of the matters described in the preceding paragraphs other than as disclosed, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows or, in the case of the investigations regarding certain drug substitutions and the Repack Matters, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges recorded by the Company.

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

Note 12 - Segment Information

Based on the “management approach,” as defined in the authoritative guidance for segment reporting, Omnicare has two operating segments. The Company’s larger segment is Pharmacy Services. Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals. The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at September 30, 2009. The Company’s other segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries in 31 countries around the world at September 30, 2009, including the United States.

The table below presents information about the segments as of and for the three and nine months ended September 30, 2009 and 2008, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended September 30,
2009:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals
Net sales	$1,507,031	$36,870	$-	$1,543,901
Depreciation and amortization expense	(19,455)	(526)	(14,023)	(34,004)
Restructuring and other related charges	(2,448)	(2,622)	(1,225)	(6,295)
Litigation and other related professional fees	(1,739)	-	-	(1,739)
Repack matters	(2,032)	-	-	(2,032)
Acquisition and other related costs	632	-	-	632
Operating income (expense) from continuing operations	158,814	(1,959)	(24,826)	132,029
Total assets	6,726,811	167,875	497,214	7,391,900
Capital expenditures	(10,227)	(571)	(153)	(10,951)

2008:
Net sales	$1,526,787	$51,464	$-	$1,578,251
Depreciation and amortization expense	(21,154)	(473)	(13,716)	(35,343)
Restructuring and other related charges	(6,806)	-	(849)	(7,655)
Litigation and other related professional fees	(13,479)	-	-	(13,479)
Repack matters	(1,170)	-	-	(1,170)
Operating income (expense) from continuing operations	152,783	4,544	(29,676)	127,651
Total assets	6,870,171	186,192	350,405	7,406,768
Capital expenditures	(17,968)	(224)	(57)	(18,249)

	Nine months ended September 30,

2009:	Pharmacy Services	CRO Services	Corporate and Consolidating	Consolidated Totals

Net sales	$4,504,097	$122,416	$-	$4,626,513
Depreciation and amortization expense	(61,682)	(1,469)	(42,206)	(105,357)
Restructuring and other related charges	(13,207)	(3,327)	(2,561)	(19,095)
Litigation and other related professional fees	(71,761)	-	-	(71,761)
Repack matters	(5,221)	-	-	(5,221)
Acquisition and other related costs	(2,218)	-	-	(2,218)
Operating income (expense) from continuing operations	409,553	2,000	(73,924)	337,629
Total assets	6,726,811	167,875	497,214	7,391,900
Capital expenditures	(24,002)	(1,313)	(951)	(26,266)

2008:

Net sales	$4,477,133	$154,268	$-	$4,631,401
Depreciation and amortization expense	(59,353)	(1,362)	(42,280)	(102,995)
Restructuring and other related charges	(21,124)	(1,374)	(2,389)	(24,887)
Litigation and other related professional fees	(51,143)	-	-	(51,143)
Repack matters	(4,803)	-	-	(4,803)
Operating income (expense) from continuing operations	382,684	11,012	(86,292)	307,404
Total assets	6,870,171	186,192	350,405	7,406,768
Capital expenditures	(43,074)	(2,294)	(311)	(45,679)

In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses incurred, Omnicare included in its reported CRO segment net sales amount, for the three and nine month periods ended September 30, 2009, reimbursable out-of-pockets totaling $3.4 million and $14.3 million, respectively and $8.3 million and $24.5 million for the three and nine months ended September 30, 2008, respectively.

Note 13 - Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2009 and December 31, 2008 for the balance sheets as well as the three and nine months ended September 30, 2009 and 2008 for the statements of income, and the statements of cash flows for the nine months ended September 30, 2009 and 2008. Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended September 30,

2009:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$-	$1,499,286	$44,615	$-	$1,543,901
Cost of sales	-	1,140,651	35,295	-	1,175,946
Repack matters	-	1,755	-	-	1,755

Gross profit	-	356,880	9,320	-	366,200
Selling, general and administrative expenses	3,350	192,716	7,328	-	203,394
Provision for doubtful accounts	-	22,627	471	-	23,098
Restructuring and other related charges	-	6,098	197	-	6,295
Litigation and other related professional fees	-	1,739	-	-	1,739
Repack matters	-	277	-	-	277
Acquisition and other related costs	-	(632)	-	-	(632)

Operating income (loss)	(3,350)	134,055	1,324	-	132,029
Investment income	144	1,058	-	-	1,202
Interest expense, including amortization of discount on convertible notes	(36,432)	(215)	-	-	(36,647)

Income (loss) from continuing operations before income taxes	(39,638)	134,898	1,324	-	96,584
Income tax (benefit) expense	(15,316)	32,623	531	-	17,838

Income (loss) from continuing operations	(24,322)	102,275	793	-	78,746
Loss from discontinued operations	-	(5,351)	(880)	-	(6,231)
Equity in net income of subsidiaries	96,837	-	-	(96,837)	-

Net income (loss)	$72,515	$96,924	$(87)	$(96,837)	$72,515

2008:

Net sales	$-	$1,526,042	$52,209	$-	$1,578,251
Cost of sales	-	1,132,662	40,129	-	1,172,791
Repack matters	-	1,041	-	-	1,041

Gross profit	-	392,339	12,080	-	404,419
Selling, general and administrative expenses	4,690	219,284	4,351	-	228,325
Provision for doubtful accounts	-	26,635	545	-	27,180
Restructuring and other related charges	-	7,655	-	-	7,655
Litigation and other related professional fees	-	13,479	-	-	13,479
Repack matters	-	129	-	-	129

Operating income (loss)	(4,690)	125,157	7,184	-	127,651
Investment income	105	1,336	-	-	1,441
Interest expense, including amortization of discount on convertible notes	(42,235)	(206)	(765)	-	(43,206)

Income (loss) from continuing operations before income taxes	(46,820)	126,287	6,419	-	85,886
Income tax (benefit) expense	(18,230)	47,264	2,502	-	31,536

Income (loss) from continuing operations	(28,590)	79,023	3,917	-	54,350
Loss from discontinued operations	-	(21)	(570)	-	(591)
Equity in net income of subsidiaries	82,349	-	-	(82,349)	-

Net income	$53,759	$79,002	$3,347	$(82,349)	$53,759

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Nine months ended September 30,

2009:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$-	$4,493,125	$133,388	$-	$4,626,513
Cost of sales	-	3,389,810	106,682	-	3,496,492
Repack matters	-	3,672	-	-	3,672

Gross profit	-	1,099,643	26,706	-	1,126,349
Selling, general and administrative expenses	11,891	591,944	19,183	-	623,018
Provision for doubtful accounts	-	69,702	1,377	-	71,079
Restructuring and other related charges	-	18,603	492	-	19,095
Litigation and other related professional fees	-	71,761	-	-	71,761
Repack matters	-	1,549	-	-	1,549
Acquisition and other related costs	-	2,218	-	-	2,218

Operating income (loss)	(11,891)	343,866	5,654	-	337,629
Investment income	680	3,961	-	-	4,641
Interest expense, including amortization of discount on convertible notes	(110,773)	(659)	(1)	-	(111,433)

Income (loss) from continuing operations before income taxes	(121,984)	347,168	5,653	-	230,837
Income tax (benefit) expense	(46,805)	122,453	2,221	-	77,869

Income (loss) from continuing operations	(75,179)	224,715	3,432	-	152,968
Loss from discontinued operations, including impairment charge of $12,065 aftertax	-	(18,589)	(2,251)	-	(20,840)
Equity in net income of subsidiaries	207,307	-	-	(207,307)	-

Net income	$132,128	$206,126	$1,181	$(207,307)	$132,128

2008:

Net sales	$-	$4,466,375	$165,026	$-	$4,631,401
Cost of sales	-	3,352,441	129,795	-	3,482,236
Repack matters	-	4,175	-	-	4,175

Gross profit	-	1,109,759	35,231	-	1,144,990
Selling, general and administrative expenses	8,987	654,805	17,711	-	681,503
Provision for doubtful accounts	-	78,037	1,388	-	79,425
Restructuring and other related charges	-	24,663	224	-	24,887
Litigation and other related professional fees	-	51,143	-	-	51,143
Repack matters	-	628	-	-	628

Operating income (loss)	(8,987)	300,483	15,908	-	307,404
Investment income	1,496	4,515	-	-	6,011
Interest expense, including amortization of discount on convertible notes	(124,319)	(1,631)	(2,483)	-	(128,433)

Income (loss) from continuing operations before income taxes	(131,810)	303,367	13,425	-	184,982
Income tax (benefit) expense	(50,983)	115,436	5,148	-	69,601

Income from continuing operations	(80,827)	187,931	8,277	-	115,381
Loss from discontinued operations	-	(979)	(1,558)	-	(2,537)
Equity in net income of subsidiaries	193,671	-	-	(193,671)	-

Net income	$112,844	$186,952	$6,719	$(193,671)	$112,844

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of September 30, 2009 (Unaudited):	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$276,619	$32,218	$15,300	$-	$324,137
Restricted cash	-	2,929	-	-	2,929
Accounts receivable, net (including intercompany)	-	1,232,488	19,353	(3,471)	1,248,370
Unbilled receivables, CRO	-	26,239	-	-	26,239
Inventories	-	338,401	7,153	-	345,554
Deferred income tax benefits, net-current	-	151,014	149	(3,733)	147,430
Other current assets	1,076	174,961	4,875	-	180,912
Current assets from discontinued operations	-	17,234	5,946	-	23,180

Total current assets	277,695	1,975,484	52,776	(7,204)	2,298,751

Properties and equipment, net	-	208,030	4,301	-	212,331
Goodwill	-	4,169,742	76,578	-	4,246,320
Identifiable intangible assets, net	-	294,649	11,029	-	305,678
Other noncurrent assets	33,993	250,053	50	-	284,096
Noncurrent assets from discontinued operations	-	21,189	23,535	-	44,724
Investment in subsidiaries	5,933,754	-	-	(5,933,754)	-

Total assets	$6,245,442	$6,919,147	$168,269	$(5,940,958)	$7,391,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing operations (including intercompany)	$215,964	$545,792	$10,692	$(3,471)	$768,977
Current liabilities - discontinued operations	-	7,390	1,708	-	9,098
Long-term debt, notes and convertible debentures	1,971,323	1,626	3	-	1,972,952
Deferred income tax liabilities, net-noncurrent	246,515	318,052	10,363	(3,733)	571,197
Other noncurrent liabilities	-	257,983	-	-	257,983
Noncurrent liabilities from discontinued operations	-	-	53	-	53
Stockholders’ equity	3,811,640	5,788,304	145,450	(5,933,754)	3,811,640

Total liabilities and stockholders’ equity	$6,245,442	$6,919,147	$168,269	$(5,940,958)	$7,391,900

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2008 (Unaudited):	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$44,109	$25,381	$-	$214,668
Restricted cash	-	1,891	-	-	1,891
Accounts receivable, net (including intercompany)	-	1,314,760	54,862	(32,064)	1,337,558
Unbilled receivables, CRO	-	22,329	-	-	22,329
Inventories	-	438,972	10,051	-	449,023
Deferred income tax benefits, net-current	1,202	132,991	56	-	134,249
Other current assets	1,270	170,615	5,104	-	176,989
Current assets from discontinued operations	-	27,979	7,007	-	34,986

Total current assets	147,650	2,153,646	102,461	(32,064)	2,371,693

Properties and equipment, net	-	203,882	4,645	-	208,527
Goodwill	-	4,138,754	72,467	-	4,211,221
Identifiable intangible assets, net	-	325,559	3,887	-	329,446
Other noncurrent assets	40,171	231,895	47	-	272,113
Noncurrent assets from discontinued operations	-	33,375	23,870	-	57,245
Investment in subsidiaries	6,075,308	-	-	(6,075,308)	-

Total assets	$6,263,129	$7,087,111	$207,377	$(6,107,372)	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing operations (including intercompany)	$28,460	$624,900	$9,157	$(32,064)	$630,453
Current liabilities - discontinued operations	-	8,170	2,166	-	10,336
Long-term debt, notes and convertible debentures	2,350,227	2,594	3	-	2,352,824
Deferred income tax liabilities, net-noncurrent	229,573	285,361	10,492	-	525,426
Other noncurrent liabilities	-	274,825	1,459	-	276,284
Noncurrent liabilities from discontinued operations	-	-	53	-	53
Stockholders’ equity	3,654,869	5,891,261	184,047	(6,075,308)	3,654,869

Total liabilities and stockholders’ equity	$6,263,129	$7,087,111	$207,377	$(6,107,372)	$7,450,245

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,

2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(23,070)	$463,818	$(9,147)	$431,601

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(64,498)	-	(64,498)
Capital expenditures	-	(25,528)	(738)	(26,266)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	-	538	-	538
Other	-	(8,033)	-	(8,033)

Net cash flows used in investing activities	-	(97,521)	(738)	(98,259)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(225,000)	-	-	(225,000)
Payments on long-term borrowings and obligations	(1,376)	-	-	(1,376)
(Decrease) increase in cash overdraft balance	(2,398)	675	-	(1,723)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	10,164	-	-	10,164
Excess tax benefits from stock-based compensation	2,367	-	-	2,367
Dividends paid	(8,043)	-	-	(8,043)
Other	378,797	(378,797)	-	-

Net cash flows used in financing activities	154,511	(378,122)	-	(223,611)

Effect of exchange rate changes on cash	-	-	(198)	(198)

Net increase (decrease) in cash and cash equivalents	131,441	(11,825)	(10,083)	109,533
Less increase (decrease) in cash and cash equivalents of discontinued operations	-	66	(2)	64

Increase (decrease) in cash and cash equivalents of continuing operations	131,441	(11,891)	(10,081)	109,469
Cash and cash equivalents at beginning of period	145,178	44,109	25,381	214,668

Cash and cash equivalents at end of period	$276,619	$32,218	$15,300	$324,137

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Nine months ended September 30,

2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(45,536)	$388,174	$(10,753)	$331,885

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(201,032)	-	(201,032)
Capital expenditures	-	(45,840)	161	(45,679)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	-	(11,419)	-	(11,419)
Other	-	(1,877)	-	(1,877)

Net cash flows used in investing activities	-	(260,168)	161	(260,007)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(50,000)	-	-	(50,000)
Payments on long-term borrowings and obligations	(2,172)	(119)	-	(2,291)
(Decrease) increase in cash overdraft balance	(4,026)	1,714	-	(2,312)
Payments for Omnicare common stock repurchase	(100,165)	-	-	(100,165)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(1,183)	-	-	(1,183)
Excess tax benefits from stock-based compensation	750	-	-	750
Dividends paid	(8,080)	-	-	(8,080)
Other	160,224	(160,105)	-	119

Net cash flows used in financing activities	(4,652)	(158,510)	-	(163,162)

Effect of exchange rate changes on cash	-	1,752	(3,808)	(2,056)

Net (decrease) in cash and cash equivalents	(50,188)	(28,752)	(14,400)	(93,340)
Less increase (decrease) in cash and cash equivalents of discontinued operations	-	492	(22)	470

(Decrease) in cash and cash equivalents of continuing operations	(50,188)	(29,244)	(14,378)	(93,810)
Cash and cash equivalents at beginning of period	171,779	69,976	32,445	274,200

Cash and cash equivalents at end of period	$121,591	$40,732	$18,067	$180,390

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of September 30, 2009 and December 31, 2008 for the balance sheets as well as the three and nine months ended September 30, 2009 and 2008 for the statements of income, and the statements of cash flows for the nine months ended September 30, 2009 and 2008. Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited (in thousands)

	Three months ended September 30,

2009:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$-	$-	$1,543,901	$-	$1,543,901
Cost of sales	-	-	1,175,946	-	1,175,946
Repack matters	-	-	1,755	-	1,755

Gross profit	-	-	366,200	-	366,200
Selling, general and administrative expenses	3,350	306	199,738	-	203,394
Provision for doubtful accounts	-	-	23,098	-	23,098
Restructuring and other related charges	-	-	6,295	-	6,295
Litigation and other related professional fees	-	-	1,739	-	1,739
Repack matters	-	-	277	-	277
Acquisition and other related costs	-	-	(632)	-	(632)

Operating income (loss)	(3,350)	(306)	135,685	-	132,029
Investment income	144	-	1,058	-	1,202
Interest expense, including amortization of discount on convertible notes	(36,432)	-	(215)	-	(36,647)

Income (loss) from continuing operations before income taxes	(39,638)	(306)	136,528	-	96,584
Income tax (benefit) expense	(15,316)	(116)	33,270	-	17,838

Income (loss) from continuing operations	(24,322)	(190)	103,258	-	78,746
Loss from discontinued operations	-	-	(6,231)	-	(6,231)
Equity in net income of subsidiaries	96,837	-	-	(96,837)	-

Net income (loss)	$72,515	$(190)	$97,027	$(96,837)	$72,515

2008:

Net sales	$-	$-	$1,578,251	$-	$1,578,251
Cost of sales	-	-	1,172,791	-	1,172,791
Repack matters	-	-	1,041	-	1,041

Gross profit	-	-	404,419	-	404,419
Selling, general and administrative expenses	4,690	365	223,270	-	228,325
Provision for doubtful accounts	-	-	27,180	-	27,180
Restructuring and other related charges	-	-	7,655	-	7,655
Litigation and other related professional fees	-	-	13,479	-	13,479
Repack matters	-	-	129	-	129

Operating income (loss)	(4,690)	(365)	132,706	-	127,651
Investment income	105	-	1,336	-	1,441
Interest expense, including amortization of discount on convertible notes	(42,235)	-	(971)	-	(43,206)

Income (loss) from continuing operations before income taxes	(46,820)	(365)	133,071	-	85,886
Income tax (benefit) expense	(18,230)	(146)	49,912	-	31,536

Income (loss) from continuing operations	(28,590)	(219)	83,159	-	54,350
Loss from discontinued operations	-	-	(591)	-	(591)
Equity in net income of subsidiaries	82,349	-	-	(82,349)	-

Net income (loss)	$53,759	$(219)	$82,568	$(82,349)	$53,759

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited (in thousands)

	Nine months ended September 30,

2009:	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$-	$-	$4,626,513	$-	$4,626,513
Cost of sales	-	-	3,496,492	-	3,496,492
Repack matters	-	-	3,672	-	3,672

Gross profit	-	-	1,126,349	-	1,126,349
Selling, general and administrative expenses	11,891	1,123	610,004	-	623,018
Provision for doubtful accounts	-	-	71,079	-	71,079
Restructuring and other related charges	-	-	19,095	-	19,095
Litigation and other related professional fees	-	-	71,761	-	71,761
Repack matters	-	-	1,549	-	1,549
Acquisition and other related costs	-	-	2,218	-	2,218

Operating income (loss)	(11,891)	(1,123)	350,643	-	337,629
Investment income	680	-	3,961	-	4,641
Interest expense, including amortization of discount on convertible notes	(110,773)	-	(660)	-	(111,433)

Income (loss) from continuing operations before income taxes	(121,984)	(1,123)	353,944	-	230,837
Income tax (benefit) expense	(46,805)	(431)	125,105	-	77,869

Income (loss) from continuing operations	(75,179)	(692)	228,839	-	152,968
Loss from discontinued operations, including impairment charge of $12,065 aftertax	-	-	(20,840)	-	(20,840)
Equity in net income of subsidiaries	207,307	-	-	(207,307)	-

Net income (loss)	$132,128	$(692)	$207,999	$(207,307)	$132,128

2008:

Net sales	$-	$-	$4,631,401	$-	$4,631,401
Cost of sales	-	-	3,482,236	-	3,482,236
Repack matters	-	-	4,175	-	4,175

Gross profit	-	-	1,144,990	-	1,144,990
Selling, general and administrative expenses	8,987	1,011	671,505	-	681,503
Provision for doubtful accounts	-	-	79,425	-	79,425
Restructuring and other related charges	-	-	24,887	-	24,887
Litigation and other related professional fees	-	-	51,143	-	51,143
Repack matters	-	-	628	-	628

Operating income (loss)	(8,987)	(1,011)	317,402	-	307,404
Investment income	1,496	-	4,515	-	6,011
Interest expense, including amortization of discount on convertible notes	(124,319)	-	(4,114)	-	(128,433)

Income (loss) from continuing operations before income taxes	(131,810)	(1,011)	317,803	-	184,982
Income tax (benefit) expense	(50,983)	(396)	120,980	-	69,601

Income (loss) from continuing operations	(80,827)	(615)	196,823	-	115,381
Loss from discontinued operations	-	-	(2,537)	-	(2,537)
Equity in net income of subsidiaries	193,671	-	-	(193,671)	-

Net income (loss)	$112,844	$(615)	$194,286	$(193,671)	$112,844

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets (in thousands)

As of September 30, 2009 (Unaudited):	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$276,619	$-	$47,518	$-	$324,137
Restricted cash	-	-	2,929	-	2,929
Accounts receivable, net (including intercompany)	-	54	1,248,370	(54)	1,248,370
Unbilled receivables, CRO	-	-	26,239	-	26,239
Inventories	-	-	345,554	-	345,554
Deferred income tax benefits, net-current	-	-	151,163	(3,733)	147,430
Other current assets	1,076	-	179,836	-	180,912
Current assets from discontinued operations	-	-	23,180	-	23,180

Total current assets	277,695	54	2,024,789	(3,787)	2,298,751

Properties and equipment, net	-	21	212,310	-	212,331
Goodwill	-	-	4,246,320	-	4,246,320
Identifiable intangible assets, net	-	-	305,678	-	305,678
Other noncurrent assets	33,993	19	250,084	-	284,096
Noncurrent assets from discontinued operations	-	-	44,724	-	44,724
Investment in subsidiaries	5,933,754	-	-	(5,933,754)	-

Total assets	$6,245,442	$94	$7,083,905	$(5,937,541)	$7,391,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing operations (including intercompany)	$215,964	$7	$553,060	$(54)	$768,977
Current liabilities - discontinued operations	-	-	9,098	-	9,098
Long-term debt, notes and convertible debentures	1,971,323	-	1,629	-	1,972,952
Deferred income tax liabilities, net-noncurrent	246,515	-	328,415	(3,733)	571,197
Other noncurrent liabilities	-	-	257,983	-	257,983
Noncurrent liabilities from discontinued operations	-	-	53	-	53
Stockholders’ equity	3,811,640	87	5,933,667	(5,933,754)	3,811,640

Total liabilities and stockholders’ equity	$6,245,442	$94	$7,083,905	$(5,937,541)	$7,391,900

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2008 (Unaudited):	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$-	$69,490	$-	$214,668
Restricted cash	-	-	1,891	-	1,891
Accounts receivable, net (including intercompany)	-	56	1,337,558	(56)	1,337,558
Unbilled receivables, CRO	-	-	22,329	-	22,329
Inventories	-	-	449,023	-	449,023
Deferred income tax benefits, net-current	1,202	-	136,399	(3,352)	134,249
Other current assets	1,270	-	175,719	-	176,989
Current assets from discontinued operations	-	-	34,986	-	34,986

Total current assets	147,650	56	2,227,395	(3,408)	2,371,693

Properties and equipment, net	-	29	208,498	-	208,527
Goodwill	-	-	4,211,221	-	4,211,221
Identifiable intangible assets, net	-	-	329,446	-	329,446
Other noncurrent assets	40,171	19	231,923	-	272,113
Noncurrent assets from discontinued operations	-	-	57,245	-	57,245
Investment in subsidiaries	6,075,308	-	-	(6,075,308)	-

Total assets	$6,263,129	$104	$7,265,728	$(6,078,716)	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing operations (including intercompany)	$28,460	$16	$602,033	$(56)	$630,453
Current liabilities - discontinued operations	-	-	10,336	-	10,336
Long-term debt, notes and convertible debentures	2,350,227	-	2,597	-	2,352,824
Deferred income tax liabilities, net-noncurrent	229,573	-	299,205	(3,352)	525,426
Other noncurrent liabilities	-	-	276,284	-	276,284
Noncurrent liabilities from discontinued operations	-	-	53	-	53
Stockholders’ equity	3,654,869	88	6,075,220	(6,075,308)	3,654,869

Total liabilities and stockholders’ equity	$6,263,129	$104	$7,265,728	$(6,078,716)	$7,450,245

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)
	Nine months ended September 30,

2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(23,070)	$-	$454,671	$431,601

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(64,498)	(64,498)
Capital expenditures	-	-	(26,266)	(26,266)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	-	-	538	538
Other	-	-	(8,033)	(8,033)

Net cash flows used in investing activities	-	-	(98,259)	(98,259)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(225,000)	-	-	(225,000)
Payments on long-term borrowings and obligations	(1,376)	-	-	(1,376)
(Decrease) increase in cash overdraft balance	(2,398)	-	675	(1,723)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	10,164	-	-	10,164
Excess tax benefits from stock-based compensation	2,367	-	-	2,367
Dividends paid	(8,043)	-	-	(8,043)
Other	378,797	-	(378,797)	-

Net cash flows used in financing activities	154,511	-	(378,122)	(223,611)

Effect of exchange rate changes on cash	-	-	(198)	(198)

Net increase (decrease) in cash and cash equivalents	131,441	-	(21,908)	109,533
Less increase in cash and cash equivalents of discontinued operations	-	-	64	64

Increase (decrease) in cash and cash equivalents of continuing operations	131,441	-	(21,972)	109,469
Cash and cash equivalents at beginning of period	145,178	-	69,490	214,668

Cash and cash equivalents at end of period	$276,619	$-	$47,518	$324,137

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)
	Nine months ended September 30,

2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from operating activities	$(45,536)	$-	$377,421	$331,885

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(201,032)	(201,032)
Capital expenditures	-	-	(45,679)	(45,679)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	-	-	(11,419)	(11,419)
Other	-	-	(1,877)	(1,877)

Net cash flows used in investing activities	-	-	(260,007)	(260,007)

Cash flows from financing activities:
Payments on line of credit facilities and term A loan	(50,000)	-	-	(50,000)
Payments on long-term borrowings and obligations	(2,172)	-	(119)	(2,291)
(Decrease) increase in cash overdraft balance	(4,026)	-	1,714	(2,312)
Payments for Omnicare common stock repurchase	(100,165)	-	-	(100,165)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(1,183)	-	-	(1,183)
Excess tax benefits from stock-based compensation	750	-	-	750
Dividends paid	(8,080)	-	-	(8,080)
Other	160,224	-	(160,105)	119

Net cash flows used in financing activities	(4,652)	-	(158,510)	(163,162)

Effect of exchange rate changes on cash	-	-	(2,056)	(2,056)

Net (decrease) in cash and cash equivalents	(50,188)	-	(43,152)	(93,340)
Less increase in cash and cash equivalents of discontinued operations	-	-	470	470

(Decrease) in cash and cash equivalents of continuing operations	(50,188)	-	(43,622)	(93,810)
Cash and cash equivalents at beginning of period	171,779	-	102,421	274,200

Cash and cash equivalents at end of period	$121,591	$-	$58,799	$180,390

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

Overview of Three and Nine Months Ended September 30, 2009 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company. Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions. Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers. At September 30, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,389,000 beds relating to continuing operations, including approximately 63,000 patients served by the patient assistance programs of its specialty pharmacy services business. The comparable number at December 31, 2008 was 1,390,000 relating to continuing operations (including approximately 68,000 patients served by patient assistance programs). The comparable number at September 30, 2008 was 1,387,000 relating to continuing operations (including approximately 67,000 patients served by patient assistance programs). Omnicare provides its pharmacy services in 47 states in the United States, the District of Columbia and Canada at September 30, 2009. Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 31 countries worldwide. For further description of the Company’s business activities see the “Business” caption of Part I, Item 1 of Omnicare’s 2008 Annual Report.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts). In accordance with the Securities and Exchange Commission (“SEC”) release entitled “Conditions for Use of Non-GAAP Financial Measures,” the Company has disclosed in this MD&A, with the exception of EBITDA (discussed below) and days sales outstanding, only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended, September 30,		Nine months ended September 30,

	2009 (b)	2008 as adjusted (a)(b)	2009 (b)	2008 as adjusted (a)(b)

Net sales	$1,543,901	$1,578,251	$4,626,513	$4,631,401

Income from continuing operations	$78,746	$54,350	$152,968	$115,381
Discontinued operations, including impairment charge of $12,065 aftertax for the nine months ended 2009 period (b)	(6,231)	(591)	(20,840)	(2,537)

Net income	$72,515	$53,759	$132,128	$112,844

Earnings (loss) per common share - Basic:(c)
Continuing operations	$0.67	$0.47	$1.31	$0.98
Discontinued operations (b)	(0.05)	(0.01)	(0.18)	(0.02)
Net income	$0.62	$0.46	$1.13	$0.96

Earning (loss) per common share - Diluted:(c)
Continuing operations	$0.67	$0.46	$1.30	$0.97
Discontinued operations (b)	(0.05)	(0.01)	(0.18)	(0.02)
Net income	$0.61	$0.46	$1.12	$0.95

EBITDA from continuing operations(d)	$158,974	$156,450	$422,203	$391,134

EBITDA from continuing operations reconciliation to net cash flows from operating activities:
EBITDA from continuing operations(d)	$158,974	$156,450	$422,203	$391,134
(Subtract)/Add:
Interest expense, net of investment income	(28,386)	(35,221)	(86,009)	(103,157)
Income tax provision	(17,838)	(31,536)	(77,869)	(69,601)
Changes in assets and liabilities, net of effects from acquisition and divestitures of businesses	56,003	13,293	172,708	111,855

Net cash flows from operating activities of continuing operations	168,753	102,986	431,033	330,231

Net cash flows from operating activities of discontinued operations	(94)	287	568	1,654

Net cash flows from operating activities	$168,659	$103,273	$431,601	$331,885

(a)

Effective January 1, 2009, Omnicare adopted the provisions of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Financial statements for all prior periods presented have been restated for this change in accounting.

(b)

In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature. The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program. The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture. The Company anticipates completing the divestiture within twelve months. See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

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

Three Months Ended September 30, 2009 vs. 2008

Total net sales for the three months ended September 30, 2009 decreased to $1,543.9 million from $1,578.3 million in the comparable prior-year period. Income from continuing operations for the three months ended September 30, 2009 increased to $78.7 million from $54.4 million earned in the comparable 2008 period. Diluted earnings per share from continuing operations for the three months ended September 30, 2009 were $0.67 versus $0.46 in the same prior-year period. In total, including discontinued operations, net income for the three months ended September 30, 2009 was $72.5 million, or $0.61 per diluted share, as compared with $53.8 million, or $0.46 per diluted share, earned in the comparable prior-year period. EBITDA from continuing operations totaled $159.0 million for the three months ended September 30, 2009 as compared with $156.5 million for the same period of 2008. In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses that are non-strategic in nature. The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program. The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture. The Company anticipates completing the divestiture within twelve months.

Net sales for the quarter were unfavorably impacted primarily by the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, along with a shift in mix towards assisted living, and lower sales in the Company’s clinical research business. Partially offsetting these factors were the favorable impact of drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company continues to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by

Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the third quarter of 2009 by approximately $23 million (approximately $14 million aftertax), and cumulatively since April 2006 by approximately $367 million (approximately $227 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal appellate court in the Seventh Circuit Court of Appeals. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The Company’s consolidated gross profit of $366.2 million for the three months ended September 30, 2009, was lower than the same prior-year period amount of $404.4 million. Gross profit as a percentage of total net sales of 23.7% in the three months ended September 30, 2009, was lower than the 25.6% experienced during the comparable 2008 period. Gross profit was unfavorably affected in the 2009 period largely by certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement and/or utilization for certain drugs, competitive pricing issues and the lower average number of beds served year-over-year. Partially offsetting these factors were the increased availability and utilization of higher margin generic drugs, purchasing improvements, the continued integration of acquisitions and productivity enhancements, and the favorable effect of drug price inflation.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended September 30, 2009 of $203.4 million were lower than the comparable prior-year amount of $228.3 million by $24.9 million. Operating expenses as a percentage of net sales amounted to 13.2% in the third quarter of 2009, representing a decrease from the 14.5% experienced in the comparable prior-year period. Operating expenses for the quarter ended September 30, 2009 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives, non-drug purchasing initiatives, reductions in employee benefit costs and the continued integration of prior-period acquisitions. These favorable items were partially offset by increased operating costs associated with recent acquisitions.

The provision for doubtful accounts for the three months ended September 30, 2009 was $23.1 million versus $27.2 million in the comparable prior-year period.

Investment income for the three months ended September 30, 2009 of $1.2 million was lower than the $1.4 million earned in the comparable prior-year period, primarily due to lower interest rates versus the prior year.

Interest expense for the three months ended September 30, 2009 of $29.6 million is lower than the $36.7 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $225 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”) during the third quarter of 2008 through the third quarter of 2009, payments of $39.1 million to pay off a term note payable in the fourth quarter of 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 18.5% for the three months ended September 30, 2009, as compared to the third quarter of 2008 rate of 36.7%. The year-over-year decrease in the effective tax rate is largely due to the reduction of income tax expense in the 2009 period totaling approximately $19 million, primarily attributable to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations.

Special Items and Accounting Changes:

Financial results for the three months ended September 30, 2009 from continuing operations included the following charges totaling approximately $17.5 million pretax ($10.8 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i)     Operating income included restructuring and other related charges of approximately $6.3 million pretax ($3.9 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)    During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Repack Matters”). In addressing and resolving these Repack Matters, the Company continues to experience increased costs and, as a result, the three months ended September 30, 2009 included special charges of $2.0 million pretax (approximately $1.8 million and $0.3 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($1.2 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses, if any, continues to be reviewed by its insurers and outside advisors. As of September 30, 2009, the Company has received no material insurance recoveries.

(iii)    Operating income included special litigation and other related professional fees of $1.7 million pretax ($1.1 million aftertax) for litigation-related professional expenses primarily in connection with the investigation by the United States Attorney’s Office, District of Massachusetts, the Company’s lawsuit against United, the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party, the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program, certain other large customer disputes and the purported class and derivative actions. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iv)    Operating income included acquisition and other related costs/(credit) of approximately $(0.6) million pretax ($(0.4) million aftertax) related to the implementation of the authoritative guidance for business combinations accounting change. These expenses were primarily related to a reduction in the Company’s original estimate of contingent consideration payable for an acquisition, partially offset by professional fees and acquisition related restructuring costs for 2009 acquisitions. See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(v)     Operating expenses included approximately $1.1 million in pretax charges ($0.6 million aftertax) relating to the prior implementation of the authoritative guidance for share-based payment accounting change, which primarily relates to stock option expense. This guidance requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi)    The Company recorded a $7.1 million non-cash increase in pretax interest expense ($4.3 million aftertax) related to the retrospective adoption of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) accounting change. See further discussion of this authoritative guidance, including the aforementioned amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Financial results for the three months ended September 30, 2008 from continuing operations included the following charges totaling approximately $28.8 million pretax ($17.6 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

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

(ii)     In addressing and resolving the Repack Matters, the Company continues to experience increased costs and as a result, the three months ended September 30, 2008 included special charges of $1.2 million pretax (approximately $1.0 million and $0.1 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($0.7 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses, if any, continues to be reviewed by its insurers and outside advisors. As of September 30, 2008, the Company has received no material insurance recoveries.

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

(iv)     The Company recorded a $6.5 million non-cash increase in pretax interest expense ($4.1 million aftertax) related to the retrospective adoption of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) accounting change. See further discussion of this authoritative guidance, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Three months ended September 30,

	2009	2008 as adjusted (a)

Net sales	$1,507,031	$1,526,787

Operating income from continuing operations	$158,814	$152,783

(a)

As discussed elsewhere herein, during the second quarter of 2009, the Company commenced activities to divest certain non-core businesses within its Pharmacy Services segment. The financial results have been revised to reflect such businesses as discontinued operations.

Omnicare’s Pharmacy Services segment recorded sales of $1,507.0 million for the three months ended September 30, 2009, as compared with the same 2008 period amount of $1,526.8 million, a decrease of $19.8 million, or 1.3%. At September 30, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,389,000 beds relating to continuing operations, including approximately 63,000 patients served by the patient assistance programs of its specialty pharmacy business. The comparable number at September 30, 2008 was 1,387,000 relating to continuing operations (including approximately 67,000 patients served by patient assistance programs). Pharmacy Services sales were unfavorably impacted primarily by the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, along with a shift in mix towards assisted living, which typically has lower penetration rates than skilled nursing facilities. Partially offsetting these factors were the favorable impact of drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $158.8 million in the third quarter of 2009 as compared with the $152.8 million earned in the comparable period of 2008, or an increase of $6.0 million. As a percentage of the segment’s sales, operating income was 10.5% for the third quarter of 2009, compared with 10.0% in 2008. The 2009 quarter was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy services, lower bad debt expense, and purchasing improvements, as well as by the continued progress in the Company’s productivity improvement initiatives, the continued integration of prior-period acquisitions and the year-over-year impact of the previously mentioned special items. Operating income in 2009 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales.

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

In recent years, SNFs have received the full market basket inflation increase to annual rates. For fiscal year 2009, beginning October 1, 2008, SNFs received a 3.4 percent inflation update that increased overall payments to SNFs by $780 million. However, for fiscal year 2010, beginning on October 1, 2009, payments to SNFs were reduced by 1.1 percent, or by $360 million to SNFs overall, compared to fiscal year 2009 levels. While the payment levels reflect a 2.2 percent market basket inflation update, that amount was more than offset by a 3.3 percent ($1.050 billion) adjustment intended to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006. These or other reimbursement changes could have an adverse effect on the financial condition of the Company’s SNF clients, which, in turn, could adversely affect the timing or level of their payments to Omnicare.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

The Part D drug benefit permits Medicare beneficiaries to enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include plans providing the drug benefit on a stand-alone basis (known as “prescription drug plans”, or “PDPs”) and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (known as “MA-PDs”). Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although the Centers for Medicare and Medicaid Services (“CMS”) provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the Medicare drug benefit, unless they elect to opt out of Part D coverage. Many nursing home residents Omnicare serves are dual eligibles. In the third quarter of 2009, approximately 39% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

The Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan. The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Company continues to have ongoing discussions with Part D Plans and renegotiates these agreements in the ordinary course. Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans, Part D Plan consolidation and other factors. As such, reimbursement under these agreements is subject to change.

Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries. As of September 30, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct copays. Similarly, on October 9, 2009, CMS issued proposed rules that would make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes. Language in the preamble to the proposed rule suggests that Part D Plans would be required to correct and pay copay amounts within 45 days of receiving complete information for the copay reconciliation. However, until a final rule is issued and all administrative and payment issues are fully resolved, there can be no assurance that the Part D drug benefit will not adversely impact the Company’s results of operations, financial position or cash flows.

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

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008. In light of concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay is being financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process. CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009, and on April 17, 2009 announced that it is proceeding with implementation of the January 16, 2009 rule after a brief delay. Bidding for the new round one of the program began October 21, 2009, and ends December 21, 2009. Contract suppliers are expected to be announced in June 2010, and the program is scheduled to go into effect January 1, 2011. The Company intends to participate in the new bidding process for round one.

CMS requires all existing DMEPOS suppliers to submit proof of accreditation by a deemed accreditation organization by September 30, 2009. MIPPA codifies the requirement that all suppliers be accredited by September 30, 2009 and extends the accreditation requirement to companies that subcontract with contract suppliers under the competitive bidding program. The Company’s DMEPOS suppliers are accredited.

On January 2, 2009, CMS published a final rule requiring certain Medicare DMEPOS suppliers to furnish CMS with a $50,000 surety bond, although the required bond amount will be higher for certain “high-risk” suppliers with previous adverse legal actions. A separate surety bond will be required for each National Provider Identifier obtained for DMEPOS billing purposes, with limited exceptions. CMS did not establish exceptions from the bond requirement for pharmacies or for nursing facilities that bill for Medicare DMEPOS services provided to their own residents. The Company has secured surety bonds for its DMEPOS suppliers.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drugs based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date was April 14, 2008, it was subject to public comment. CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation. The final rule adopted the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, MIPPA delayed the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevented CMS from publishing AMP data before October 1, 2009. To date, CMS has not issued a new rule or published such AMP data. Therefore, at this time upper payment limits continue to be determined under the pre-DRA rules. With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business. Further, there can be no assurance that federal upper limit payments under pre-DRA rules, CMS adoption of a revised rule under the DRA, Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact the Company’s business.

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

Congressional leaders have expressed their commitment to enacting major health reform legislation this year, including expanded access to insurance, possibly with a government health insurance option to compete with private plans. As part of this reform, Congress may also seek to rein in healthcare costs, which could include consideration of alternate healthcare delivery systems, revised payment methodologies and changes in operational requirements for healthcare providers. Congress is currently considering a variety of comprehensive plans, which are subject to extensive revision during the legislative process before a final plan emerges. Given the ongoing debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on the Company’s business.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United States District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements, but later, after hearing various objections to the proposed settlements, indicated that it would not approve them. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees. On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class. First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the markup on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span). On March 17, 2009 the Court approved the proposed settlements, with a modification by the Court requiring that the change in mark-ups take place 180 days after the order approving the settlements is entered. The Court entered an order approving the settlements on March 30, 2009. While several entities appealed the Court’s order to the United States Court of Appeals for the First Circuit, on September 3, 2009 the Court of Appeals upheld the settlements. First DataBank and Medi-Span implemented the changes in AWP on September 26, 2009.

The Company has taken a number of steps to prevent or mitigate the adverse effect on the Company’s reimbursement for drugs and biologicals which could otherwise result from these settlements, including negotiation of compensating adjustments to its rate formulas with nearly all Part D Plans and commercial insurers. For its client facilities that have historically been billed under formulas based on AWP, as of the effective date of the settlement the Company began calculating drug prices using formulas that are based on WAC rather than AWP in order to maintain the contract pricing in place prior to such effective date. For most state Medicaid programs reimbursing under an AWP formula, the Company is currently being reimbursed under old rate formulas using the new AWPs published in accordance with the settlements, resulting in lower reimbursement under these programs. Some states are currently considering adjusting their rate formulas in light of the settlements, and litigation has been commenced in certain states claiming that those states Medicaid programs are required to increase their rates. Because regulatory or legislative changes are typically required on a state-by-state basis in order to adjust Medicaid rate formulas and because of the pending litigation, the outcome, extent and timing of such actions is unclear. Given the continuing developments related to these settlements, there can be no assurance that the First DataBank and Medi-Span settlements and associated unilateral actions by First DataBank and Medi-Span, or actions, if any, by the Company’s payors relating to AWP, will not have a further adverse impact on the Company’s results of operations, financial position or cash flows.

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

CRO Services Segment

	Three months ended September 30,

	2009	2008

Revenues	$36,870	$51,464

Operating (loss)/income	$(1,959)	$4,544

Omnicare’s CRO Services segment recorded revenues of $36.9 million for the three months ended September 30, 2009, which decreased by $14.6 million, or 28.4% from the $51.5 million recorded in the same prior-year period. In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses incurred, the Company included $3.4 million and $8.3 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and cost of sales amounts for the three months ended September 30, 2009 and 2008, respectively. Revenues for 2009 were lower than in the same prior-year period primarily due to lower levels of new business added along with the early termination and client-driven delays in the commencement of certain projects.

An operating loss in the CRO Services segment of $(2.0) million in the third quarter of 2009 compared with operating income of $4.5 million in the same quarter of 2008, a decrease of $6.5 million. As a percentage of the segment’s revenue, the operating loss was (5.3)% in the third quarter of 2009 compared with operating income of 8.8% of revenue in the same period of 2008. This decrease is primarily attributable to the aforementioned factors that reduced sales as well as restructuring charges of $2.6 million pretax ($1.6 million aftertax) in the three months ended September 30, 2009 incurred to rightsize and reposition the cost structure of the business.

Backlog at September 30, 2009 was $235.7 million, representing a decrease of $67.2 million from the December 31, 2008 backlog of $302.9 million, and a decrease of $92.3 million from the September 30, 2008 backlog of $328.0 million.

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

Nine Months Ended September 30, 2009 vs. 2008

Total net sales for the nine months ended September 30, 2009 decreased slightly to $4,626.5 million from $4,631.4 million in the comparable prior-year period. Income from continuing operations for the nine months ended September 30, 2009 was $153.0 million versus $115.4 million earned in the comparable 2008 period. Diluted earnings per share from continuing operations for the nine months ended September 30, 2009 were $1.30 versus $0.97 in the same prior-year period. In total, including discontinued operations, net income for the nine months ended September 30, 2009 was $132.1 million, or $1.12 per diluted share, as compared with $112.8 million, or $0.95 per diluted share, earned in the comparable prior-year period. EBITDA from continuing operations totaled $422.2 million for the nine months ended September 30, 2009 as compared with $391.1 million for the same period of 2008. In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses that are non-strategic in nature. The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program. The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture. The Company anticipates completing the divestiture within twelve months.

Net sales for the nine months ended September 30, 2009 were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services. More than offsetting these factors were the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, a shift in mix towards assisted living and lower sales in the Company’s clinical research business. See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company continues to be impacted by the unilateral reduction in April 2006 by United in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program. The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the first nine months of 2009 by approximately $71 million (approximately $44 million aftertax), and cumulatively since April 2006 by approximately $367 million (approximately $227 million aftertax). This matter is currently the subject of litigation initiated by Omnicare and is before the federal appellate court in the Seventh Circuit Court of Appeals. See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The Company’s consolidated gross profit of $1,126.3 million decreased $18.7 million for the nine months ended September 30, 2009, from the same prior-year period amount of $1,145.0 million. Gross profit as a percentage of total net sales of 24.3% in the nine months ended September 30, 2009, was slightly lower than the 24.7% experienced during the comparable 2008 period. Gross profit was favorably affected in the 2009 period largely due to the increased availability and utilization of higher margin generic drugs, purchasing improvements, the continued integration of acquisitions and productivity enhancements, and the favorable effect of drug price inflation. More than offsetting these factors were certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement and/or utilization for certain drugs, competitive pricing issues and the lower average number of beds served year-over-year.

Omnicare’s consolidated operating expenses for the nine months ended September 30, 2009 of $623.0 million were lower than the comparable prior-year amount of $681.5 million by $58.5 million. Operating expenses as a percentage of net sales amounted to 13.5% in the first nine months of 2009, representing a decrease from the 14.7% experienced in the comparable prior-year period. Operating expenses for the nine months ended September 30, 2009 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives, non-drug purchasing initiatives, reductions in employee benefit costs and the continued integration of prior-period acquisitions. These favorable items were partially offset by increased operating costs associated with recent acquisitions.

The provision for doubtful accounts for the nine months ended September 30, 2009 was $71.1 million versus $79.4 million in the comparable prior-year period.

Investment income for the nine months ended September 30, 2009 of $4.6 million was lower than the $6.0 million earned in the comparable prior-year period, primarily due to lower interest rates versus the prior year.

Interest expense for the nine months ended September 30, 2009 of $90.7 million is lower than the $109.2 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $275 million on the Term Loans throughout 2008 and through the first nine months of 2009, payments of $39.1 million to pay off a term note payable in the fourth quarter of 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 33.7% for the nine months ended September 30, 2009, as compared to the rate of 37.6% for the same prior year period. The year-over-year decrease in the effective tax rate is largely due to the reduction of income tax expense in the 2009 period totaling approximately $19 million, primarily attributable to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations, partially offset by certain nondeductible litigation costs recognized in the 2009 period.

Special Items and Accounting Changes:

Financial results for the nine months ended September 30, 2009 from continuing operations included the following charges totaling approximately $123.3 million pretax ($87.4 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i)     Operating income included restructuring and other related charges of approximately $19.1 million pretax ($11.8 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth. See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)     In addressing and resolving the previously mentioned Repack Matters, the Company continues to experience increased costs and, as a result, the nine months ended September 30, 2009 included special charges of $5.2 million pretax (approximately $3.7 million and $1.5 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($3.2 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses, if any, continues to be reviewed by its insurers and outside advisors. As of September 30, 2009, the Company has received no material insurance recoveries.

(iii)     Operating income included special litigation and other related professional fees of $71.8 million pretax ($55.6 million aftertax) for litigation-related settlements and professional expenses primarily in connection with the Company’s lawsuit against United, the investigation by the United States Attorney’s Office, District of Massachusetts, certain other large customer disputes, the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party, the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program, the investigation by the federal government and certain states relating to drug substitutions, and the purported class and derivative actions. With respect to these proceedings to which the Company is a party, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iv)     Operating income included acquisition and other related costs of approximately $2.2 million pretax ($1.4 million aftertax) related to the implementation of the authoritative guidance for business combinations accounting change. These expenses were primarily related to professional fees for 2009 acquisitions, partially offset by a reduction in the Company’s original estimate of contingent consideration payable for an acquisition. See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(v)      Operating expenses included approximately $4.2 million in pretax charges ($2.6 million aftertax) relating to the prior implementation of the authoritative guidance for share-based payments accounting change, which primarily relate to stock option expense. This guidance requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi)     The Company recorded a $20.8 million non-cash increase in pretax interest expense ($12.8 million aftertax) related to the retrospective adoption of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) accounting change. See further discussion of this authoritative guidance, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Financial results for the nine months ended September 30, 2008 from continuing operations included the following charges totaling approximately $100.1 million pretax ($61.5 million aftertax), which primarily impacted the Pharmacy Services segment. Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

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

(ii)      In addressing and resolving the Repack Matters, the Company continues to experience increased costs and as a result, the nine months ended September 30, 2008 included special charges of $4.8 million pretax (approximately $4.2 million and $0.6 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($2.9 million aftertax) for these increased costs. The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses, if any, continues to be reviewed by its insurers and outside advisors. As of September 30, 2008, the Company has received no material insurance recoveries.

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

(iv)     The Company recorded a $19.3 million non-cash increase in pretax interest expense ($12.0 million aftertax) related to the retrospective adoption of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) accounting change. See further discussion of this authoritative guidance, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Nine months ended September 30,

	2009	2008 as adjusted (a)

Net sales	$4,504,097	$4,477,133

Operating income from continuing operations	$409,553	$382,684

(a)

As discussed elsewhere herein, during the second quarter of 2009, the Company commenced activities to divest certain non-core businesses within its Pharmacy Services segment. The financial results have been revised to reflect such businesses as discontinued operations.

Omnicare’s Pharmacy Services segment recorded sales of $4,504.1 million for the nine months ended September 30, 2009, an increase from the comparable 2008 amount of $4,477.1 million by $27.0 million, or 0.6%. At September 30, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,389,000 beds relating to continuing operations, including approximately 63,000 patients served by the patient assistance programs of its specialty pharmacy business. The comparable number at September 30, 2008 was 1,387,000 relating to continuing operations (including approximately 67,000 patients served by patient assistance programs). Pharmacy Services sales were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services. Partially offsetting these factors were the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, and a shift in mix towards assisted living, which typically has lower penetration rates than skilled nursing facilities. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $409.6 million in the first nine months of 2009, a $26.9 million increase as compared with the $382.7 million earned in the comparable period of 2008. As a percentage of the segment’s sales, operating income was 9.1% for the nine months ended September 30, 2009, compared with 8.5% in 2008. Operating income in 2009 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy services, lower bad debt expense, and purchasing improvements, as well as by the continued progress in the Company’s productivity improvement initiatives and the continued integration of prior-period acquisitions. Operating income in 2009 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales and the year-over-year impact of the previously mentioned special items.

CRO Services Segment

	Nine months ended September 30,

	2009	2008

Revenues	$122,416	$154,268

Operating income	$2,000	$11,012

Omnicare’s CRO Services segment recorded revenues of $122.4 million for the nine months ended September 30, 2009, which decreased by $31.9 million, or 20.6% from the $154.3 million recorded in the same prior-year period. In accordance with the authoritative guidance for income statement characterization of reimbursements received for out-of-pocket expenses incurred, the Company included $14.3 million and $24.5 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and cost of sales amounts for the nine months ended September 30, 2009 and 2008, respectively. Revenues for 2009 were lower than in the same prior-year period primarily due to lower levels of new business added along with the early termination and client-driven delays in the commencement of certain projects.

Operating income in the CRO Services segment was $2.0 million in the first nine months of 2009 compared with $11.0 million in 2008, a decrease of $9.0 million or 81.8%. As a percentage of the segment’s revenue, operating income was 1.6% in the first nine months of 2009 compared with 7.1% in the same period of 2008. This decrease is primarily attributable to the aforementioned factors that reduced sales as well as restructuring charges of $3.3 million pretax ($2.1 million aftertax) in the nine months ended September 30, 2009 incurred to rightsize and reposition the cost structure of the business.

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

Discontinued Operations

In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature. The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program. The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture. The Company anticipates completing the divestiture within twelve months. Selected financial data related to the discontinued operations of this disposal group for the three and nine months ended September 30, 2009 and 2008 follows:

	Three months ended, September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$18,388	$25,138	$59,661	$81,119
Loss from operations of disposal group, pretax	(10,107)	(963)	(14,329)	(4,135)
Income tax benefit	3,876	372	5,554	1,598
Loss from operations of disposal group, aftertax	(6,231)	(591)	(8,775)	(2,537)

Impairment charge, pretax	-	-	(14,492)	-
Income tax benefit on impairment charge	-	-	2,427	-
Impairment charge, aftertax	-	-	(12,065)	-

Loss from discontinued operations, aftertax	$(6,231)	$(591)	$(20,840)	$(2,537)

The loss from operations of disposal group for the three and nine month periods ended September 30, 2009, in comparison to the same prior year periods, primarily reflects the impact of reimbursement reductions from Medicare and other payor groups as well as increased provision for doubtful accounts, partially offset by reduced operating costs.

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

This program is expected to be completed over a multi-year period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative. It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses. The program is estimated to result in total pretax restructuring and other related charges of approximately $106 million over this implementation period. The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $6 million and $19 million pretax (approximately $4 million and $12 million aftertax) during the three and nine months ended September 30, 2009, respectively, and approximately $8 million and $25 million pretax in the three and nine months ended September 30, 2008, or cumulative aggregate restructuring and other related charges of approximately $102 million before taxes through the third quarter of 2009. The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented. Incremental capital expenditures related to this program are expected to total approximately $50 million to $55 million over the entire implementation period. The Company eliminated approximately 1,200 positions in completing its initial phase of the program. The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 860 positions had been eliminated as of September 30, 2009. The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor. The aforementioned savings anticipated upon completion of the program also include reductions in overtime, excess hours and temporary help, and other productivity gains, equal to an additional 820 full-time equivalents. In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at September 30, 2009 were $327.1 million compared with $216.6 million at December 31, 2008 (including restricted cash amounts of $2.9 million and $1.9 million, respectively).

The Company generated positive net cash flows from operating activities of continuing operations of $431.0 million during the nine months ended September 30, 2009, compared with net cash flows from operating activities of continuing operations of $330.2 million during the nine months ended September 30, 2008. Compared to the same prior-year period, cash flow from operating activities was primarily favorably impacted by a reduction in inventory and accounts receivable during the period.

Net cash used in investing activities of continuing operations was $97.8 million and $258.7 million for the nine months ended September 30, 2009 and 2008, respectively. Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $64.5 million (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) in the first nine months of 2009. Acquisitions of businesses during the first nine months of 2008 required $201.0 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) which were primarily funded by invested cash and operating cash flows. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities of continuing operations was $223.6 million for the nine months ended September 30, 2009 as compared to $163.3 million for the comparable prior-year period. During the first nine months of 2009 and 2008, the Company paid down $225 million and $50 million, respectively, on the Term Loans.

At September 30, 2009, there were no outstanding borrowings under the $800 million revolving credit facility, and $175 million in borrowings were outstanding under Term Loans.

On August 10, 2009, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2009, which is consistent with the annual dividends per share actually paid in 2008. Aggregate dividends paid of $8.0 million during the nine month period ended September 30, 2009 were consistent with those paid in the comparable prior-year period.

During the second quarter of 2008, the Company repurchased approximately 4.1 million shares of Omnicare’s common stock at a cost of approximately $100 million under a stock buyback program authorized by its Board of Directors.

There were no known material commitments and contingencies outstanding at September 30, 2009, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of September 30, 2009, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2008 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations	$2,497,500	$175,000	$250,000	$225,000	$1,847,500
Capital lease obligations	3,004	1,374	1,237	205	188
Operating lease obligations	145,683	38,940	46,432	32,827	27,484
Purchase obligations	68,741	55,856	12,184	701	-
Other current obligations	283,954	283,954	-	-	-
Other long-term obligations	257,983	-	209,171	23,490	25,322
Subtotal	3,256,865	555,124	519,024	282,223	1,900,494
Future interest costs relating to debt and capital lease obligations	1,477,410	107,144	208,190	186,516	975,560
Total contractual cash obligations	$4,734,275	$662,268	$727,214	$468,739	$2,876,054

As of September 30, 2009, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the 2009 third quarter, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2008 Annual Report.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable. DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive “average accounts receivable” and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter. The resultant percentage is multiplied by 92 days to derive the DSO amount. Omnicare’s DSO approximated 75 days at September 30, 2009, which was lower than the December 31, 2008 amount of 79 days by approximately 4 days. Unfavorably impacting the overall DSO, as well as the 181 days and over past-due accounts receivable balance, is the aging in accounts receivable relating to several of the Company’s larger nursing home chain customers, and the continued aging of copays and rejected claims. On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company. Specifically, approximately $98 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of September 30, 2009, of which approximately $92 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances). The $98 million represents approximately 6 days of the overall DSO at September 30, 2009. As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays. As of September 30, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of September 30, 2009 was $327.7 million, compared with $319.4 million at December 31, 2008. The allowance for doubtful accounts represented 20.8% and 19.3% of gross receivables (net of contractual allowances) as of September 30, 2009 and December 31, 2008, respectively. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of September 30, 2009 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $15.8 million pretax.

The following table is an aging of the Company’s September 30, 2009, June 30, 2009 and December 31, 2008 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2009

	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$348,102	$178,267	$526,369
Facility payors	418,920	362,291	781,211
Private Pay payors	108,052	142,023	250,075
CRO	16,071	2,373	18,444

Total gross accounts receivable (net of contractual allowance adjustments)	$891,145	$684,954	$1,576,099

	June 30, 2009

	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$340,069	$175,802	$515,871
Facility payors	446,817	363,006	809,823
Private Pay payors	110,231	137,755	247,986
CRO	17,601	2,040	19,641

Total gross accounts receivable (net of contractual allowance adjustments)	$914,718	$678,603	$1,593,321

	December 31, 2008

	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total

Medicare (Part D and Part B), Medicaid and Third-Party payors	$377,765	$173,307	$551,072
Facility payors	479,185	352,036	831,221
Private Pay payors	117,543	129,530	247,073
CRO	27,609	-	27,609

Total gross accounts receivable (net of contractual allowance adjustments)	$1,002,102	$654,873	$1,656,975

Fair Value

On January 1, 2008, the Company adopted the provisions of the authoritative guidance for fair value measurements, which defines a hierarchy which prioritizes the inputs in fair value measurements. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. The impact to the Company’s consolidated results of operations, financial position and cash flows upon adoption of this guidance was not material.

See further discussion at the “Fair Value” note of the Notes to Consolidated Financial Statements.

Legal Contingencies

The status of certain legal proceedings has been updated at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

Acquisitions

Effective January 1, 2009, the Company adopted the provisions of the authoritative guidance for business combinations, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions.

See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

Interest Expense

Effective January 1, 2009, the Company retrospectively adopted the provisions of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Among other items, this guidance specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued. The 2009 implementation resulted in a non-cash increase in pretax interest expense of approximately $7 million and $21 million during the three and nine months ended September 30, 2009, respectively. Further, the Company reclassified approximately $441 million of convertible debt and related deferred debt issuance costs to equity in accordance with this new authoritative guidance.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. The Company’s debt obligations at September 30, 2009 include $175.0 million outstanding under the variable-rate Senior term A loan, due 2010, at an interest rate of 1.99% at September 30, 2009 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $1.8 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015). In connection with its offering of $250.0 million of 6.125% Senior Notes during 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes. Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%. The estimated LIBOR-based floating rate (including the 2.27% spread) was 2.87% at September 30, 2009 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year). The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge. The Company is accounting for the Swap Agreement in accordance with the authoritative guidance on derivatives and hedging, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes. The fair value of the Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 6.125% Senior Notes, and amounted to approximately $6.3 million at the end of the 2009 third quarter. Additionally, at September 30, 2009, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	September 30, 2009		December 31, 2008

Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$243,400	$250,000	$208,800
6.75% senior subordinated notes, due 2013	225,000	218,800	225,000	189,000
6.875% senior subordinated notes, due 2015	525,000	501,400	525,000	446,000

4.00% junior subordinated convertible debentures, due 2033

Carrying value	198,545		197,029
Unamortized debt discount	146,455		147,971

Principal amount	345,000	239,500	345,000	250,800

3.25% convertible senior debentures, due 2035

Carrying value	766,451		747,185
Unamortized debt discount	211,049		230,315

Principal amount	977,500	692,900	977,500	565,100

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

(b)          There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices. The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts. On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims. In an order dated November 9, 2006, a motion by defendants to transfer venue to the United States District Court for the Northern District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court. On January 16, 2009 the United States District Court for the Northern District of Illinois granted a motion for summary judgment filed by the defendants. On January 21, 2009, the Company filed a Notice of Appeal of the judgment and the related orders to the Seventh Circuit Court of Appeals. On June 9, 2009, the Company filed its appellate brief in the Seventh Circuit Court of Appeals. On July 10, 2009, defendants filed their appellate brief, and on July 23, 2009, the Company filed its reply brief. The Seventh Circuit Court of Appeals has scheduled oral argument on the matter for November 13, 2009.

The Company intends to pursue the appeal vigorously and seek reversal of the judgment and the lower court’s orders.

As previously disclosed, the U.S. Attorney’s Office, District of Massachusetts had been investigating allegations under the False Claims Act, 31 U.S.C. (§) 3729, et seq. and various state false claims statutes in five qui tam complaints (Maguire, Kammerer, Lisitza and two sealed complaints) concerning the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company. The complaints in these cases, which have been dismissed with prejudice by the relators pursuant to the settlement described below, alleged that the Company violated the False Claims Act when it submitted claims for name brand drugs when actually providing generic versions of the same drug to nursing homes; provided consultant pharmacist services to its customers at below-market rates to induce the referral of pharmaceutical business; accepted discounts from drug manufacturers in return for recommending that certain pharmaceuticals be prescribed to nursing home residents; accepted rebates, post-purchase discounts, grants and other forms of remuneration from drug manufacturers in return for purchasing pharmaceuticals from those manufacturers and taking steps to increase the purchase of those manufacturers’ drugs; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; substituted certain pharmaceuticals without physician authorization; accepted payments from certain generic drug manufacturers in return for entering into purchase arrangements with them; acquired certain institutional pharmacies at above-market rates to obtain contracts between those pharmacies and nursing homes; and made a payment to certain nursing home chains in return for the referral of pharmaceutical business.

On November 2, 2009, the Company entered into a civil settlement agreement, without any finding of wrongdoing or any admission of liability, finalizing a previously disclosed agreement in principle, under which the Company has agreed to pay the federal government and participating state governments $98 million plus interest from June 24, 2009 (the date of the agreement in principle referenced above) and related expenses to settle various alleged civil violations of federal and state laws. The settlement agreements release the Company from claims that the Company allegedly violated various federal and state laws due to the Company having allegedly made a payment to certain nursing home chains in return for the referral of pharmaceutical business; allegedly provided consultant pharmacist services to its customers at rates below the Company's cost of providing the services and below fair market value to induce the referral of pharmaceutical business; allegedly accepted a payment from a generic drug manufacturer allegedly in exchange for purchasing that manufacturer’s products and recommending that physicians prescribe such products to nursing home patients; and allegedly accepted rebates, grants and other forms of remuneration from a drug manufacturer to induce the Company to recommend that physicians prescribe one of the manufacturer’s drugs, and the rebate agreements conditioned payment of the rebates upon the Company engaging in an “active intervention program” to convince physicians to prescribe the drug and requiring that all competitive products be prior authorized for the drug’s failure, where the Company failed to disclose to physicians that such intervention activities were a condition of it receiving such rebate payments.

The Company denies the contentions of the the qui tam relators and the federal government as set forth in the settlement agreement and the complaints. A substantial majority of states in which the Company does business are expected to participate in this settlement. In addition, the Department of Justice has advised the Company that it has no present intention of pursuing an investigation and/or filing suit under the False Claims Act against the Company with respect to allegations in the qui tam complaints that, during 1999-2003, pharmaceutical manufacturers named as defendants in the complaints made payments to the Company in return for the Company recommending and/or purchasing such manufacturers' drugs.

Pursuant to stipulations of dismissal executed in connection with the settlement agreement, the five complaints were dismissed. As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009. Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA. The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug have been incorporated into the amended and restated CIA without modification. The requirements of the CIA are expected to result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities. Violations of the corporate integrity agreement could subject the Company to significant monetary penalties. Consistent with the CIA, the Company expects to review its contracts to ensure compliance with applicable laws and regulations. As a result of this review, the Company anticipates that pricing under its consultant pharmacist services contracts will need to be reviewed and may increase, and there can be no assurance that such pricing will not result in the loss of certain contracts.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief. The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects. On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories. On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances. Plaintiffs thereafter filed their second amended complaint on January 29, 2007. The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves. The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission. That motion was fully briefed as of May 1, 2007. In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007. On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff. On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case. Oral argument was held on September 18, 2008. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violati on of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, as well as affirming the denial of Alaskan Electrical Pension Fund’s motion to intervene. However, the appellate court reversed the dismissal of the claim brought for violation of Section 11 of the Securities Act of 1933, remanding the case to the district court for further proceedings, including application of the rule requiring plaintiffs to allege fraud with particularity to their Section 11 claim. On November 3, 2009, plaintiffs filed a motion in the Court of Appeals seeking a rehearing or a rehearing en banc with respect to a single aspect of the Court's decision, namely, whether the federal rule requiring pleading with particularity should apply to their claim under Section 11 of the Securities Act.

Information pertaining to other Legal Proceedings involving the Company is further discussed in the “Commitments and Contingencies” note of the “Notes to Consolidated Financial Statements” of this Filing.

Although the Company cannot predict the ultimate outcome of the matters described in the preceding paragraphs other than as disclosed and elsewhere in this Filing, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In recent years, SNFs have received the full market basket increase to annual rates. For fiscal year 2009, beginning October 1, 2008, SNFs received a 3.4 percent inflation update that increased overall payments to SNFs by $780 million. However, for fiscal year 2010, beginning on October 1, 2009, payments to SNFs were reduced by 1.1 percent, or $360 million to SNFs overall, compared to fiscal year 2009 levels. While the payment levels reflect a 2.2 percent market basket inflation update, that amount was more than offset by a 3.3 percent ($1.050 billion) adjustment intended to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006. These or other reimbursement changes could have an adverse effect on the financial condition of the Company’s SNF clients, which could, in turn, adversely affect the timing or level of their payments to Omnicare.

Similarly, the Medicare Part D prescription drug benefit significantly shifted the payor mix for our pharmacy services. Effective January 1, 2006, the Part D drug benefit permits Medicare beneficiaries to enroll in Part D Plans for their drug coverage. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although the Centers for Medicare and Medicaid Services (“CMS”) provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit, unless they elect to opt out of Part D coverage. Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs. In the nine months ended September 30, 2009, approximately 39% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

The Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan. We have entered into such agreements with nearly all Part D Plan sponsors under which we provide drugs and associated services to their enrollees. We continue to have ongoing discussions with Part D Plans and renegotiate these agreements in the ordinary course. Further, the proportion of our Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans, Part D Plan consolidation and other factors. As such, reimbursement under these agreements is subject to change.

Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries. As of September 30, 2009, copays outstanding from Part D Plans were approximately $17 million relating to 2006 and 2007. The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims. Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions. Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct co-pays. Similarly, on October 9, 2009, CMS issued proposed rules that would make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes. Language in the preamble to the proposed rule suggests that Part D Plans would be required to correct and pay copay amounts within 45 days of receiving complete information for the copay reconciliation. However, until a final rule is issued and all administrative and payment issues are fully resolved, there can be no assurance that the Part D Drug benefit will not adversely impact our results of operations, financial position or cash flows.

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

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008. In light of concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process. The law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011. The delay is being financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions). The legislation also includes a series of procedural improvements to the bidding process. CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009, and on April 17, 2009 announced that it is proceeding with implementation of the January 16, 2009 rule after a brief delay. According to a tentative schedule CMS announced at a public meeting on June 4, 2009, while bidding for the new round one of the program will take place later this year, CMS does not expect the program to go into effect until January 1, 2011. We intend to participate in the new bidding process for round one. There is no assurance that we will be a successful bidder in the DMEPOS competitive bidding process.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid. Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states. First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent. Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case. Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price (“AMP”). Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years. On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules. Among other things, the final rule: established a new federal upper limit calculation for multiple source drug based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its web site; and established a uniform definition for AMP. Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test). However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program. The order also enjoins CMS from posting AMP data on a public website or disclosing it to states. As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice. Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the Medicaid rebate definition of multiple source drug set forth in the July 17, 2007 final rule. In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state. While the rule’s effective date was April 14, 2008, it is subject to public comment. CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies. On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation. The final rule adopted the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, MIPPA delayed the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevented CMS from publishing AMP data before October 1, 2009. To date, CMS has not issued a new rule or published such AMP data. Therefore, at this time upper payment limits continue to be determined under the pre-DRA rules. With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously. However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs. Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business. Further, there can be no assurance that federal upper limit payments under pre-DRA rules, CMS adoption of a revised rule under the DRA, Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact our business.

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

Congressional leaders have expressed their commitment to enacting major health reform legislation this year, including expanded access to insurance, possibly with a government health insurance option to compete with private plans. As part of this reform, Congress may also seek to rein in healthcare costs, which could include consideration of alternate healthcare delivery systems, revised payment methodologies and changes in operational requirements for healthcare providers. Congress is currently considering a variety of comprehensive plans, which are subject to extensive revision during the legislative process before a final plan emerges. Given the ongoing debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on our business.

Changes in the use of the average wholesale price as a benchmark from which pricing in the pharmaceutical industry is negotiated could adversely affect the Company.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United States District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”). AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities. The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same. In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement. The Court granted preliminary approval of both agreements, but later after hearing various objections to the proposed settlements, indicated that it would not approve them. On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future. First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees. On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class. First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the mark-up on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span). On March 17, 2009 the Court approved the proposed settlements, with a modification by the Court requiring that the change in mark-ups take place 180 days after the order approving the settlements is entered. The Court entered an order approving the settlements on March 30, 2009. While several entities appealed the Court’s order to the United States Court of Appeals for the First Circuit, on September 3, 2009 the Court of Appeals upheld the settlements. First DataBank and Medi-Span implemented the changes in AWP on September 26, 2009.

The Company has taken a number of steps to prevent or mitigate the adverse effect on the Company’s reimbursement for drugs and biologicals which could otherwise result from these settlements. For most state Medicaid programs reimbursing under an AWP formula, the Company is currently being reimbursed under old rate formulas using the new AWPs published in accordance with the settlements, resulting in lower reimbursement under these programs. There can be no assurance that the First DataBank and Medi-Span settlements and associated unilateral actions by First DataBank and Medi-Span, or actions, if any, by the Company’s payors relating to AWP, will not have a further adverse impact on the Company’s results of operations, financial position or cash flows. (See Management’s Discussion and Analysis of Results of Operation and Financial Condition – “Pharmacy Services”.)

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended September 30, 2009 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2009	10	$23.91	-	$-
August 1 - 31, 2009	1	23.35	-	-
September 1 - 30, 2009	1	23.42	-	-

Total	12	$23.83	-	$-

(a)

During the third quarter of 2009, the Company purchased 12 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.

Registrant

Date: November 5, 2009	By:	/s/ David W. Froesel, Jr.

David W. Froesel, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003

(3.3)	Third Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K December 23, 2008

(10.1)	Letter, dated July 27, 2009, to Joel F. Gemunder Regarding Temporary Salary Reduction Program	Form 10-Q July 30, 2009

(10.2)	Letter, dated July 27, 2009, to Patrick E. Keefe Regarding Temporary Salary Reduction Program	Form 10-Q July 30, 2009

(10.3)	Letter, dated July 27, 2009, to David W. Froesel, Jr. Regarding Temporary Salary Reduction Program	Form 10-Q July 30, 2009

(10.4)	Letter, dated July 27, 2009, to Cheryl D. Hodges Regarding Temporary Salary Reduction Program	Form 10-Q July 30, 2009

(10.5)	Letter, dated July 27, 2009, to Jeffrey M. Stamps Regarding Temporary Salary Reduction Program	Form 10-Q July 30, 2009

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

E-1

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

E-2