Form 10-K
OMNICARE INC
filed 2010-02-25
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐  No ☒

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

Large accelerated filer      ☒                              Accelerated filer                           ☐
Non-accelerated filer        ☐                              Smaller reporting company           ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐  No ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2009) ($25.76 per share):  $2,985,243,000.

As of January 29, 2010, the registrant had 120,280,652 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be held May 25, 2010, are incorporated by reference into Part III of this report.  Definitive copies of Omnicare’s 2010 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	170
Item 11.	Executive Compensation	170
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	171
Item 13.	Certain Relationships and Related Transactions, and Director Independence	171
Item 14.	Principal Accountant Fees and Services	171

PART IV

Item 15.	Exhibits and Financial Statement Schedules	172

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I
ITEM 1. – BUSINESS

Background

Omnicare was formed in 1981.  Today, Omnicare is a leading pharmaceutical services company.  We are the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Our clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Omnicare is also a provider of specialty pharmaceutical products and support services.  Omnicare provides its pharmacy services to long-term care facilities as well as chronic care and other settings comprising approximately 1,377,000 beds, including approximately 68,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2008 was approximately 1,390,000 (including 68,000 patients served by the patient assistance programs of the specialty pharmacy services business).  We provide our pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and in Canada at December 31, 2009.  As well, Omnicare provides operational software and support systems to long-term care pharmacy providers across the United States.  Omnicare’s contract research organization provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 31 countries worldwide.

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

We operate in two business segments.  The Company’s primary line of business, Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies to SNFs, ALFs, retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in these facilities.  We also provide consultant pharmacist services, including evaluating monthly patient drug therapy, monitoring the drug distribution system within the nursing facility, assisting in compliance with state and federal regulations and providing proprietary clinical and health management programs.  In addition, our Pharmacy Services segment provides a variety of other products and services, including intravenous medications and nutrition products (infusion therapy services), respiratory therapy services, medical supplies and equipment, clinical care planning and financial software information systems, electronic medical records systems, pharmaceutical informatics services, pharmacy benefit management services, retail and mail-order pharmacy services, pharmaceutical care management for hospice agencies and product support and distribution services for specialty pharmaceutical manufacturers.  We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs.  Since 1989, we have been involved in a program to acquire providers of pharmaceutical products and related pharmacy management services and medical supplies to long-term care facilities and their residents.  Additional information regarding acquisitions is presented at the “Acquisitions” note of the Notes to our 2009 Consolidated Financial Statements, included at Item 8 of this Filing.  The Pharmacy Services segment has no operating locations outside of the U.S. and Canada.  The Pharmacy Services segment comprised approximately 97% of the Company’s total net sales during each of the three years ended December 31, 2009, 2008 and 2007.

Our other business segment is contract research organization services (“CRO Services”).  CRO Services is a leading international provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries.  Our CRO Services segment provides support for the design of regulatory strategy and clinical development of pharmaceuticals by offering individual, multiple, or comprehensive and fully integrated services including clinical, quality assurance, data management, medical writing and regulatory support for our client’s drug development programs.  As of December 31, 2009, our CRO Services segment operated in 31 countries around the world.  The CRO Services segment comprised approximately 3% of the Company’s total net sales during each of the three years ended December 31, 2009, 2008 and 2007.

Financial information regarding our business segments is presented at the “Segment Information” note of the Notes to our 2009 Consolidated Financial Statements, included at Item 8 of this Filing.

Pharmacy Services

We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to long-term care facilities for administration to individual residents by the facilities’ nursing staff.  We service long-term care facilities typically within a radius of approximately 150 miles of our pharmacy locations and maintain a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery, and for consultation with the facility's staff or attending physician.

Upon receipt of a prescription, the relevant resident information is entered into our computerized dispensing and billing systems.  At that time, the dispensing system checks the prescription for any potentially adverse drug interactions, duplicative therapy or resident sensitivity.  When required and/or specifically requested by the physician or patient, branded drugs are dispensed, and generic drugs are substituted in accordance with applicable state and federal laws as requested by the physician or resident.  Subject to physician approval and oversight, and in accordance with our pharmaceutical care guidelines, we also provide for patient-specific therapeutic interchange of more efficacious and/or safer drugs for those presently being prescribed.  See "The Omnicare Geriatric Pharmaceutical Care Guidelines®" below for further discussion.

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

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care.  The Omnibus Budget Reconciliation Act of 1987 ("OBRA of 1987") implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy, as well as overall drug usage.  In addition, the Centers for Medicare & Medicaid Services (“CMS”) issued revised guidelines to surveyors of long-term care facilities which, effective December 18, 2006, expanded the scope and detail in which surveyors are assessing pharmacy services at facilities, including consultant pharmacy services (discussed later herein).  We provide consultant pharmacist services, which help clients comply with the federal and state regulations applicable to nursing homes.  The services offered by our consultant pharmacists include:

•
monthly medication regimen reviews for each resident in the facility to assess the appropriateness and effectiveness of drug therapies, including a review of the resident's current medication usage, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies, dosing adjustments or discontinuing unnecessary drugs;

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
•
contribution to plan of care programs, which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs;

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

Outcomes-Based Algorithm Technology

Combining data provided by our proprietary systems, the Omnicare Guidelines® and health management programs, our pharmacists seek to determine the best clinical and most cost-effective drug therapies and make recommendations for the most appropriate pharmaceutical treatment.  Since late 1997, we have augmented their efforts with the development of proprietary, computerized, database-driven technology that electronically screens and identifies patients at risk for particular diseases and assists in determining treatment protocols.  This system combines pharmaceutical, clinical and care planning data and screens the data utilizing algorithms derived from medical best practice standards, allowing our pharmacists to make recommendations to improve the effectiveness of drug therapy in seniors, including identifying potentially underdiagnosed and undertreated conditions.  We offer similar evidenced-based predictive modeling technology to assist hospice agencies in the management of pharmaceutical care for their patients.

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

Contract Research Organization

Our CRO Services segment provides comprehensive product development and research services globally to client companies in the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries.  CRO Services provides support for the design of regulatory strategy and clinical development (phases I through IV) of pharmaceuticals by offering individual, multiple, or comprehensive and fully integrated services including project management, clinical monitoring, quality assurance, data management, statistical analysis medical writing and regulatory support for our clients' drug development programs.  As of December 31, 2009, the CRO Services segment operated in 31 countries, including the U.S.

We believe that our involvement in the CRO business is a logical adjunct to our pharmacy business and serves to leverage our assets and strengths, including our access to a large geriatric population and our ability to appropriately collect data for health and outcomes management.  We believe such assets and strengths can be of value in developing new drugs targeted at diseases of the elderly and in meeting the Food and Drug Administration's (“FDA’s”) geriatric dosing and labeling requirements for all prescription drugs provided to the elderly, as well as in documenting health outcomes to payors and plan sponsors in a managed care environment.

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

Materials/Supply

We purchase pharmaceuticals through a wholesale distributor with whom we have a prime vendor contract at prices based primarily upon contracts negotiated by us directly with pharmaceutical manufacturers. We also are a member of industry buying groups, which contract with manufacturers for discounted prices.  We have numerous sources of supply available to us, including buying directly from manufacturers in certain cases, and have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.

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

Our CRO Services segment reports backlog based on anticipated net revenue for services or projects, yet to be provided, that have been authorized by the customer through signed contracts, letter agreements and certain verbal commitments.  Once work begins on a project, net revenue is recognized as the work is completed.  Using this method of reporting backlog, at December 31, 2009, backlog was approximately $205.3 million, as compared with approximately $302.9 million at December 31, 2008.  Backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years.  Additionally, projects may be delayed or terminated by the customer, or indirectly delayed by regulatory authorities.  Moreover, the scope of work can be increased or decreased during the course of a project.

Customers

At December 31, 2009, our Pharmacy Services segment served long-term care facilities and other chronic care and other settings comprising approximately 1,377,000 beds, including approximately 68,000 served by the patient assistance programs of its specialty pharmacy business, in 47 states in the U.S., the District of Columbia and in Canada.

Our CRO Services segment operates in 31 countries, including the U.S., and serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies, as well as smaller companies in the pharmaceutical, biotechnology, nutraceutical and medical devices industries.

No single customer comprised more than 10% of consolidated revenues in 2009, 2008 or 2007.

Financial information with respect to geographic location is presented at the “Segment Information” note of the Notes to our 2009 Consolidated Financial Statements, included at Item 8 of this Filing.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy.  At December 31, 2009, we had pharmacy licenses, or pending applications, for each pharmacy we operate.  In addition, many states regulate out-of-state pharmacies as a condition to the delivery of prescription products to patients in their states.  Our pharmacies hold the requisite licenses applicable in these states.  In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain registration, repackaging and labeling requirements on entities that repackage drugs for distribution, other than pharmacies that repackage in the regular practice of dispensing or selling drugs directly to patients.  A drug repackager must register with the FDA as a repacker, and with the relevant states as a drug wholesaler and/or repackager.  A drug repackager is subject to FDA inspection for compliance with relevant Current Good Manufacturing Practices ("CGMPs").  We hold all required registrations and licenses, and we believe our ongoing repackaging operations are in substantial compliance with applicable federal CGMP requirements and state wholesaler requirements.  In addition, we believe we comply with all relevant requirements of state and federal laws for the transfer and shipment of pharmaceuticals.

Drug Pedigree Regulations.  Federal and state laws impose "drug pedigree" regulations on wholesale distributors.  These regulations, in certain circumstances, require the wholesale drug distributor to maintain, and provide to pharmacies, a history of the transactions in the chain of distribution of a given drug lot from the manufacturer to the pharmacy.  Effective December 2006, the FDA has implemented pedigree regulations pursuant to the Prescription Drug Marketing Act of 1987, as amended by the Prescription Drug Marketing Act of 1992.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, enjoining the implementation of certain of the FDA pedigree regulations, in response to a case initiated by secondary distributors.  The federal Court of Appeals for the Second Circuit affirmed this injunction on July 10, 2008.  On December 18, 2008, the parties filed a joint motion to stay discovery based upon a bill pending in Congress that if passed would have rendered the issues in the case moot.  The parties also agreed to an administrative closing of the file until December 31, 2009.  In late December 2009, the parties extended this administrative closing until at least September 30, 2010; however, either party may re-open the file at any time before this date.  We cannot predict the ultimate outcome of this legal proceeding or potential Congressional action in this area.  In addition, it is anticipated that other states will enact drug pedigree requirements in the future.  Supply chain laws and regulations could increase the overall regulatory burden and costs associated with our distribution business and could adversely affect our results of operations and financial condition.  We believe we are in compliance with federal and state regulations currently in effect.  These regulations, however, may be interpreted in the future in a manner inconsistent with our interpretation and application.

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

The table below represents our approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

		2009	2008	2007
Private pay, third-party and facilities (a)		42%	43%	42%
Federal Medicare program (Part D & Part B) (b)		44%	42%	43%
State Medicaid programs		9%	10%	11%
Other sources (c)		5%	5%	4%
	Totals	100%	100%	100%

(a)	Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare
	Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.
(b)	Includes direct billing for medical supplies under Part B totaling 1% in each of the 2009, 2008 and 2007
	years.
(c)	Includes our contract research organization.

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

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind or disabled individuals or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services.  State participation in the Medicaid program is voluntary.  To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of the Department of Health and Human Services (“HHS”) for approval.  The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration.  We are participating in state Medicaid programs.

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

Healthcare Reform and Federal Budget Legislation. Over the years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers.  In 1997 Congress mandated a prospective payment system (“PPS”) for reimbursement to skilled nursing facilities (“SNFs”) for their Medicare-eligible residents during a Medicare Part A-covered stay.  Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services, including pharmacy services.  PPS initially resulted in a significant reduction of reimbursement to SNFs.  Although some of the reductions were subsequently mitigated, the PPS fundamentally changed the payment for Medicare SNF services.

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

The Part D drug benefit permits Medicare beneficiaries to enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”).  Part D Plans include plans providing the drug benefit on a stand-alone basis (known as “prescription drug plans”, or “PDPs”) and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (known as “MA-PDs”).  Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although the Centers for Medicare and Medicaid Services (“CMS”) provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries.  Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the Medicare drug benefit, unless they elect to opt out of Part D coverage.  Many nursing home residents Omnicare serves are dual eligibles.  In 2009, approximately 43% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries.  As of December 31, 2009, copays outstanding from Part D Plans were approximately $16 million, relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions.  Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct copays.  Similarly, on October 22, 2009, CMS published proposed rules that would make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes.  Language in the preamble to the proposed rule suggests that Part D Plans would be required to correct and pay copay amounts within 45 days of receiving complete information for the copay reconciliation.  However, until a final rule is issued and all administrative and payment issues are fully resolved, there can be no assurance that implementation issues associated with the Part D drug benefit will not adversely impact the Company’s results of operations, financial position or cash flows.

For Medicare beneficiaries covered under a Medicare Part A stay, the Company receives reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements it has negotiated with each SNF.  The Company also receives reimbursement from the state Medicaid programs, for those Medicaid beneficiaries not eligible for the Part D program, including those under age 65 who are not disabled, and for certain drugs specifically excluded from Medicare Part D.

CMS has issued subregulatory guidance on many aspects of the Part D program, including the provision of pharmaceutical services to long-term care residents.  CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers.  For 2007 and 2008, CMS instructed Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs.  The Company reported information specified by CMS with respect to rebates received by the Company for 2007 and the first quarter of 2008 to those Part D Plans which agreed to maintain the confidentiality of such information.  In November 2008, CMS suspended collection of the long-term care pharmacy rebate data from Part D Plan sponsors for calendar years 2008 and 2009.  Instead, CMS developed its plan to collect different non-rebate information to focus plan attention on network pharmacy compliance and appropriate drug utilization management.  The final Part D reporting requirements for calendar year 2010 include instructions for Part D Plans to report to CMS the number and cost of formulary versus non-formulary prescription drugs dispensed in the aggregate by each long-term care pharmacy and by all retail pharmacies as a group in the Part D Plan’s service area.  CMS also issued a memorandum on November 25, 2008 reminding Part D Plan sponsors of the requirement to (1) provide convenient access to network long-term care pharmacies to all of their enrollees residing in long-term care facilities, and (2) exclude payment for drugs that are covered under a Medicare Part A stay that would otherwise satisfy the definition of a Part D drug.  The Company will continue to work with Part D Plan sponsors to ensure compliance with CMS’s evolving policies related to long-term care pharmacy services.

On July 15, 2008, Congress enacted the "Medicare Improvements for Patients and Providers Act of 2008” (“MIPPA”).  This law includes further reforms to the Part D program.  Among other things, as of January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan.  As of January 1, 2009, Part D Plan sponsors must update the prescription drug pricing data they use to pay pharmacies at least every seven days.  The law also expands the number of Medicare beneficiaries who are entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage.  On September 18, 2008, CMS published final regulations implementing many of the MIPPA Part D provisions, and the agency published another interim final rule with comment period on January 16, 2009 implementing additional MIPPA provisions related to drug formularies and protected classes of drugs.  Additional legislative proposals are pending before Congress that could further modify the Part D benefit, including proposals that could impact the payment available or pricing for drugs under Part D Plans.  The Company cannot predict at this time whether such legislation will be enacted or the form any such legislation would take.  The Company can make no assurances that future Part D legislation would not impact its business.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B.  Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B.  The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements.  Only suppliers that are winning bidders will be eligible to provide competitively bid items to Medicare beneficiaries in the selected areas, and winning bidders will be paid based on the median of the winning suppliers’ bids for each of the selected items in the region, rather than the Medicare fee schedule amount.

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008.  In light of concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process.  Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011.  The delay is being financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions).  The legislation also includes a series of procedural improvements to the bidding process.  CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009, and on April 17, 2009 announced that it is proceeding with implementation of the January 16, 2009 rule after a brief delay.  Bidding for the new round one of the program began October 21, 2009, and ended December 21, 2009.  Contract suppliers are expected to be announced in June 2010, and the program is scheduled to go into effect January 1, 2011.  The Company participated in the new bidding process for round one.  There is no assurance that the Company will be a successful bidder in the DMEPOS competitive bidding process, or that reimbursement levels established through the bidding process would not adversely impact the Company’s results of operations, cash flows, or financial condition.

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

With respect to Medicaid, many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  States have considerable latitude in setting payment rates for nursing facilities.  States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver.  Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs.  The Deficit Reduction Act (“DRA”), enacted in 2006, also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes.  Such initiatives could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities.  No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid.  Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states.  First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent.  Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case.  Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price (“AMP”).  Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years.  On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules.  Among other things, the final rule: established a new federal upper limit calculation for multiple source drugs based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its Web site; and established a uniform definition for AMP.  Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test).  However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program.  The order also enjoins CMS from posting AMP data on a public Web site or disclosing it to states.  As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice.

Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the definition of multiple source drug set forth in the July 17, 2007 final rule.  In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state.  CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies.  On October 7, 2008, CMS published the final version of this rule, adopting the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates.  Moreover, MIPPA delayed the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevented CMS from publishing AMP data before October 1, 2009.  To date, CMS has not issued a new rule or published such AMP data.  Therefore, at this time upper payment limits continue to be determined under the pre-DRA rules.  With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously.  However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs.  Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business.  Further, there can be no assurance that federal upper limit payments under pre-DRA rules, CMS adoption of a revised rule under the DRA, Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact the Company’s business.

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009.  This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information.  The law also strengthens federal privacy and security provisions to protect personally-identifiable health information.  In addition, the legislation increases Federal Medical Assistance Percentage (“FMAP”) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls.  The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt.  The Obama Administration has issued a variety of guidance documents and regulations to implement the new law.  Congress is also considering extending the temporary Medicaid provisions as part of legislation designed to spur job creation, although such legislation has not been enacted to date.  The Company is reviewing the implementation of the law and assessing the potential impact of the various provisions on the Company.

Two other recent actions at the federal level could impact Medicaid payments to nursing facilities.  The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011.  On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements.  Provisions of the rule were repeatedly delayed; currently enforcement is delayed until June 30, 2010.  Second, on May 21, 2007, CMS published a rule designed to ensure that Medicaid payments to governmentally operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute.  CMS estimates that the rule would save $120 million during the first year and $3.87 billion over five years, but Congress blocked the rule through April 1, 2009.  The American Recovery and Reinvestment Act of 2009 expresses the sense of Congress that the Secretary of Health and Human Services should not promulgate the provider cost limit rule, citing a ruling by the United States District Court for the District of Columbia that the final rule was “improperly promulgated.”

Broader changes in federal healthcare policy have been proposed by President Obama and are currently under consideration by Congress.  The House of Representatives approved a sweeping health reform bill, H.R. 3962, the Affordable Health Care for America Act, on November 7, 2009.  The Senate approved its version of the measure, H.R. 3590, the Patient Protection and Affordable Care Act, on December 24, 2009.  Both bills seek to expand access to affordable health insurance through insurance market reforms, the establishment of health insurance “exchanges” through which individuals and small businesses can purchase qualified insurance coverage, and expansion of the Medicaid program.  The House version of the bill also would establish a public health insurance option to compete with private health insurers.  Among many other things, both versions of the legislation include significant reimbursement cuts to Medicare providers, including skilled nursing facilities, although details vary between the plans.  In addition, the House bill would require the Secretary to negotiate Medicare Part D drug prices directly with pharmaceutical manufacturers and remove deadlines for long-term care pharmacies to file Part D claims, while both versions would require Part D plans to develop utilization management techniques to reduce prescription drug waste in long-term care facilities. The reform plans also would increase the Medicaid drug rebate level paid by pharmaceutical manufacturers and expand the drugs that are subject to such rebates.  Congressional leaders and the Administration have been working to develop a compromise bill reconciling differences between the two approaches, but it is unclear at this time whether a bill will be enacted this year, and if so, which provisions will be included in such a bill.

In order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies.  Given the debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on its business.  Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products.  There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows.  Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program.  Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.  Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels.  Any future healthcare legislation or regulation impacting these rates may materially adversely affect the Company’s business.

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

The Federal Trade Commission (“FTC”) in conjunction with other federal agencies has published a final rule implementing provisions of the Fair and Accurate Credit Transactions Act of 2003 which required, among other things, that “creditors” with “covered accounts” implement a written plan to identify and detect indicators of identity theft (referred to in the FTC’s final rule as “red flags”) and to take steps to prevent or mitigate identity theft.  The enforcement date for compliance with the final rule, originally November 1, 2008, has been extended by the FTC on several occasions; the current enforcement deadline is June 1, 2010.  Civil monetary penalties can be assessed against a creditor who fails to comply with the Final Rule.  Omnicare, like most health care providers, is a “creditor” within the meaning of the Final Rule and maintains “covered accounts”.  The Company has established a plan to identify, detect and respond to indicators of identity theft from its information systems and expects to satisfy all the requirements of the Final Rule on or before the compliance deadline.

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

Moreover, the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, includes a number of provisions to strengthen federal privacy and security provisions to protect personally-identifiable health information.  Among other things, the law applies HIPAA security provisions and penalties to business associates of covered entities; requires certain notifications in the event of a security breach involving protected health information; restricts certain unauthorized disclosures and sales of health information; clarifies treatment of certain marketing activities; and strengthens enforcement activities.  Many of the implementation requirements associated with these provisions are being detailed through regulations.  For instance, on August 24, 2009, the Department of Health and Human Services issued an interim final rule with comment period to implement the provision requiring notification of breaches of unsecured protected health information, effective September 23, 2009.  The Company currently is assessing the potential impact of these new privacy and security provisions on its operations and is taking steps to assure that the Company is in material compliance with these new privacy and security provisions in a timely manner.  Omnicare cannot predict at this time the costs associated with compliance, or the impact of the new requirements on the Company’s results of operations, cash flows or financial condition.

Compliance Program. The Office of Inspector General (“OIG”) has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid.  In addition, the Company and its operating units are subject in the ordinary course of business to audit, compliance, administrative and investigatory reviews by federal and state authorities covering various aspects of its business.  In 1998, Omnicare voluntarily adopted a compliance program to assist us in complying with applicable government regulations, and the Company continues to maintain and support its compliance program.  In 2009 the Company entered into an amended and restated corporate integrity agreement which succeeds the Company’s prior corporate integrity agreement entered into in 2006 and which requires, among other things, that the Company maintain and augment its compliance program in accordance with the terms of the agreement.

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

Employees

At December 31, 2009, we employed approximately 15,200 in our continuing operations, persons (including approximately 1,500 part-time employees), of which approximately 14,600 are located within, and approximately 600 outside of, the U.S.

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

ITEM 1A. – RISK FACTORS

Risks Relating to Our Business

If we or our client facilities fail to comply with Medicaid and Medicare regulations, our revenue could be reduced, we could be subject to penalties and we could lose our eligibility to participate in these programs.

Historically, prior to Part D, approximately one-half of our pharmacy services billings were directly reimbursed by government sponsored programs (including Medicaid and, to a lesser extent, Medicare).  Beginning January 1, 2006, the prescription drug benefit under Part D became effective.  As a result, we experienced a shift in payor mix (as a % of annual sales) in 2006, such that payments under Part D now represent approximately 43% of total Company revenues for the year ended December 31, 2009.  In particular, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”), including the nursing home residents we serve whose drug costs were previously covered by state Medicaid programs, now have their outpatient prescription drug costs covered by the Medicare drug benefit.  In 2005, the year immediately preceding Part D, approximately 46% of our revenue was derived from beneficiaries covered under state Medicaid programs.  Under the Part D benefit, payment is determined in accordance with the agreements we have negotiated with the Part D Plans.  The remainder of our billings are paid or reimbursed by individual residents, long-term care facilities and other third party payors, including private insurers.  A portion of these revenues also are indirectly dependent on government programs.

The table below represents our approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

		2009	2008	2007
Private pay, third-party and facilities (a)		42%	43%	42%
Federal Medicare program (Part D & Part B) (b)		44%	42%	43%
State Medicaid programs		9%	10%	11%
Other sources (c)		5%	5%	4%
	Totals	100%	100%	100%

(a)	Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare
	Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.
(b)	Includes direct billing for medical supplies under Part B totaling 1% in each of the 2009, 2008 and 2007
	years.
(c)	Includes our contract research organization.

The Medicaid and Medicare programs are highly regulated.  The failure, even if inadvertent, of us and/or our client facilities to comply with applicable regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs.  As previously disclosed in “Government Regulation” at Item 1 of this Filing, our client long-term care facilities are required to be certified to be in compliance with requirements pertaining to participation in the Medicare and Medicaid programs.  Facilities are surveyed for compliance with these program requirements.  On December 18, 2006, CMS issued final updated Guidance to Surveyors on Long Term Care regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs.  The guidelines expanded the areas and detail in which surveyors assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices.  The guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility.  While the Company has extensive policies and procedures involving the provisions of pharmacy services and consulting pharmacist service to long-term care facilities, there can be no assurance that the increased requirements and the enhanced focus on pharmacy services by government surveyors will not have an adverse impact on the Company's clients or on the Company's businesses.  In addition, our failure to comply with applicable Medicare and Medicaid regulations could subject us to other penalties.

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

Over the years, federal legislation has resulted in major changes in the healthcare system, which significantly affected healthcare providers.  Under PPS, Medicare pays SNFs a fixed fee per patient per day based upon the acuity level of the resident, covering substantially all items and services furnished during a Medicare-covered stay, including pharmacy services.  PPS initially resulted in a significant reduction of reimbursement to SNFs.  Congress subsequently sought to restore some of the reductions in reimbursement resulting from PPS.  Although some of the reductions were subsequently mitigated, the PPS fundamentally changed the payment for Medicare SNF services.

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

Similarly, the Medicare Part D prescription drug benefit significantly shifted the payor mix for our pharmacy services.  Effective January 1, 2006, the Part D drug benefit permits Medicare beneficiaries to enroll in Part D Plans for their drug coverage.  Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although the Centers for Medicare & Medicaid Services (“CMS”) provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit, unless they elect to opt out of Part D coverage.  Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs.  In 2009, approximately 43% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries.  As of December 31, 2009, copays outstanding from Part D Plans were approximately $16 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions.  Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct co-pays.  Similarly, on October 22, 2009, CMS published proposed rules that would make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes.  Language in the preamble to the proposed rule suggests that Part D Plans would be required to correct and pay copay amounts within 45 days of receiving complete information for the copay reconciliation.   However, until a final rule is issued and all administrative and payment issues are fully resolved, there can be no assurance that implementation issues associated with the Part D Drug benefit will not adversely impact our results of operations, financial position or cash flows.

CMS has issued subregulatory guidance on many aspects of the Part D program, including the provision of pharmaceutical services to long-term care residents.  CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers.  For 2007 and 2008, CMS instructed Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs.  The Company reported information specified by CMS with respect to rebates received by the Company for 2007 and the first quarter of 2008 to those Part D Plans which agreed to maintain the confidentiality of such information.  In November 2008, CMS suspended collection of the long-term care pharmacy rebate data from Part D Plan sponsors for calendar years 2008 and 2009.  Instead, CMS developed its plan to collect different non-rebate information to focus plan attention on network pharmacy compliance and appropriate drug utilization management.  The final Part D reporting requirements for calendar year 2010 include instructions for plans to report to CMS the number and cost of formulary versus non-formulary prescription drugs dispensed in the aggregate by each long-term care pharmacy and by all retail pharmacies as a group in the Part D Plan’s service area.  CMS also issued a memo on November 25, 2008 reminding Part D Plan sponsors of the requirement to (1) provide convenient access to network long-term care pharmacies to all of their enrollees residing in long-term care facilities, and (2) exclude payment for drugs that are covered under a Medicare Part A stay that would otherwise satisfy the definition of a Part D drug.  The Company will continue to work with Part D Plan sponsors to ensure compliance with CMS’s evolving policies related to long-term care pharmacy services.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of DMEPOS under Medicare Part B.  Approximately 1% of our revenue is derived from beneficiaries covered under Medicare Part B.  The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements.  Only suppliers that are winning bidders will be eligible to provide competitively bid items to Medicare beneficiaries in the selected areas, and winning bidders will be paid based on the median of the winning suppliers’ bid for each of the selected items in the region, rather than the Medicare fee schedule amount.

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008.  In light of concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process.  The law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011.  The delay is being financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions).  The legislation also includes a series of procedural improvements to the bidding process.  CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009, and on April 17, 2009 announced that it is proceeding with implementation of the January 16, 2009 rule after a brief delay.  Bidding for the new round one of the program began October 21, 2009, and ended December 21, 2009.  Contract suppliers are expected to be announced in June 2010, and the program is scheduled to go into effect January 1, 2011.  We participated in the new bidding process for round one.  There is no assurance that we will be a successful bidder in the DMEPOS competitive bidding process, or that reimbursement levels established through the bidding process would not adversely impact the Company’s results of operations, cash flows, or financial condition.

With respect to Medicaid, many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  States have considerable latitude in setting payment rates for nursing facility services.  States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver.  Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs.  The DRA also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes.  Such initiatives could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities.  No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid.  Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states.  First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent.  Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case.  Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price (“AMP”).  Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years.  On July 17, 2007,

CMS issued a final rule with comment period to implement changes to the upper limit rules.  Among other things, the final rule: established a new federal upper limit calculation for multiple source drug based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its Web site; and established a uniform definition for AMP.  Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test).  However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program.  The order also enjoins CMS from posting AMP data on a public Web site or disclosing it to states.  As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice.  Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the definition of multiple source drug set forth in the July 17, 2007 final rule.  In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state.  CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies.  On October 7, 2008, CMS published the final version of this rule, adopting the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, MIPPA delayed the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevented CMS from publishing AMP data before October 1, 2009.  To date, CMS has not issued a new rule or published such AMP data.  Therefore, at this time upper payment limits continue to be determined under the pre-DRA rules.  With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously.  However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs.  Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, we cannot predict the impact of the final rule on our business.  Further, there can be no assurance that federal upper limit payments under pre-DRA rules, CMS adoption of a revised rule under the DRA, Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact our business.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009.  This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information.  The law also strengthens federal privacy and security provisions to protect personally-identifiable health information.  In addition, the legislation increases Federal Medical Assistance Percentage (“FMAP”) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls.  The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt.  The Obama Administration has issued a variety of guidance documents and regulations to implement the new law.  Congress is also considering extending the temporary Medicaid provisions as part of legislation designed to spur job creation, although such legislation has not been enacted to date.  Omnicare continues to review the implementation of the law and assess the potential impact of the various provisions on the Company.

Two other recent actions at the federal level could impact Medicaid payments to nursing facilities.  The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011.  On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements.  Provisions of the rule were repeatedly delayed; currently enforcement is delayed until June 30, 2010.  Second, on May 21, 2007, CMS published a rule designed to ensure that Medicaid payments to governmentally operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute.  CMS estimates that the rule would save $120 million during the first year and $3.87 billion over five years, but Congress blocked the rule through April 1, 2009.  The American Recovery and Reinvestment Act of 2009 expresses the sense of Congress that the Secretary of Health and Human Services should not promulgate the provider cost limit rule, citing a ruling by the United States District Court for the District of Columbia that the final rule was “improperly promulgated.”

Broader changes in federal healthcare policy have been proposed by President Obama and are currently under consideration by Congress.  The House of Representatives approved a sweeping health reform bill, H.R. 3962, the Affordable Health Care for America Act, on November 7, 2009.  The Senate approved its version of the measure, H.R. 3590, the Patient Protection and Affordable Care Act, on December 24, 2009.  Both bills seek to expand access to affordable health insurance through insurance market reforms, the establishment of health insurance “exchanges” through which individuals and small businesses can purchase qualified insurance coverage, and expansion of the Medicaid program.  The House version of the bill also would establish a public health insurance option to compete with private health insurers.  Among many other things, both versions of the legislation include significant reimbursement cuts to Medicare providers, including skilled nursing facilities, although details vary between the plans.  In addition, the House bill would require the Secretary to negotiate Medicare Part D drug prices directly with pharmaceutical manufacturers and remove deadlines for long-term care pharmacies to file Part D claims, while both versions would require Part D plans to develop utilization management techniques to reduce prescription drug waste in long-term care facilities. The reform plans also would increase the Medicaid drug rebate level paid by pharmaceutical manufacturers and expand the drugs that are subject to such rebates.  Congressional leaders and the Administration have been working to develop a compromise bill reconciling differences between the two approaches, but it is unclear at this time whether a bill will be enacted, and if so, which provisions will be included in such a bill.

In order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies.  Given the debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on its business.  Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products.  There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows.  Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program.  Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.  Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels.  Any future healthcare legislation or regulation impacting these rates may materially adversely affect the Company’s business.

Changes in the use of the average wholesale price as a benchmark from which pricing in the pharmaceutical industry is negotiated could adversely affect the Company.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United States District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”).  AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities.  The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same.  In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement.  The Court granted preliminary approval of both agreements, but later after hearing various objections to the proposed settlements, indicated that it would not approve them.  On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future.  First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees.  On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class.  First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the mark-up on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span).  On March 17, 2009 the Court approved the proposed settlements, with a modification by the Court requiring that the change in mark-ups take place 180 days after the order approving the settlements is entered.  The Court entered an order approving the settlements on March 30, 2009.  While several entities appealed the Court's order to the United States Court of Appeals for the First Circuit, on September 3, 2009 the Court of Appeals upheld the settlements.  First DataBank and Medi-Span implemented the changes in AWP on September 26, 2009.

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

Our pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business.  While we continuously monitor the effects of regulatory activity on our operations and we currently have pharmacy licenses for each pharmacy we operate, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of our business.  We also are subject to federal and state laws imposing registration, repackaging and labeling requirements on certain entities that repackage drugs for distribution; state and federal laws regarding the transfer and shipment of pharmaceuticals; and “drug pedigree” provisions requiring wholesale drug distributors to document a history of the transactions in a drug lot’s chain of distribution. The long-term care facilities that contract for our services are also subject to federal, state and local regulations and are required to be licensed in the states in which they are located.  The failure by these long-term care facilities to comply with these or future regulations, or to obtain or renew any required licenses, could result in our inability to provide pharmacy services to these facilities and their residents.  We are also subject to federal and state laws that prohibit some types of direct and indirect payments between healthcare providers.  These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services.  Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion from the Medicaid, Medicare and other federal healthcare programs.

Our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.  The Drug Enforcement Administration (“DEA”) has recently increased scrutiny and enforcement of long-term care pharmacy practices under the federal Controlled Substances Act.  We believe that this increased scrutiny and, in some cases, stringent interpretation of existing regulations, effectively changes longstanding practices for dispensing controlled substances in the long-term care facility setting.  We have been required to modify the controlled substances dispensing procedures at certain of our pharmacies to comply with the regulations as currently interpreted by the DEA.  Heightened enforcement of controlled substances regulations could increase the overall regulatory burden and costs associated with our pharmacy services.  There can be no assurance that this heightened level of enforcement, or any fines or other penalties resulting therefrom, will not materially adversely affect our results of operations or financial condition.

We expend considerable resources in connection with our compliance efforts.  We believe that we are in compliance in all material respects with state and federal regulations applicable to our business.  However, we cannot assure you that government enforcement agencies will agree with our assessment, or that we would not be subject to an enforcement action under applicable law.  Moreover, Congress is considering health reform legislation that could expand federal health care fraud enforcement authorities.  The Company cannot predict at this time the costs associated with compliance with any such laws, if enacted.

Federal and state laws that protect patient health and other personal information may increase our costs and limit our ability to collect and use that information.

Our Company and the healthcare industry generally are required to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system.  Many states have similar laws with which the Company is also required to comply.  HIPAA required the Department of Health and Human Services (“HHS”) to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“Transaction Standards”); privacy of individually identifiable healthcare information (“Privacy Standards”); and security (“Security Standards”), as well as standards for unique identifiers for providers, employers, health plans and individuals; and for governmental enforcement of the requirements of HIPAA.  In many of our operations, we are a healthcare provider, a “covered entity” under HIPAA, and therefore required to comply in our operations with these standards and subject to significant civil and criminal penalties for failure to do so.  In addition, such failure to comply could result in loss of customers and/or contractual liability to our customers.  We also provide services to customers that are healthcare providers themselves and we are required to provide satisfactory written assurances to those customers, in the form of contractual agreements, that we will provide our services in accordance with the requirements of the Privacy and Security Standards.  Failure to comply with these contractual agreements could lead to loss of customers, contractual liability to our customers, or, direct action by the federal government, including penalties.  We believe that we are compliant with the HIPAA Transaction Standards, the Privacy Standards and the Security Standards, as each is currently in effect.  In addition, in January 2004, CMS published a rule announcing the adoption of the National Provider Identifier (“NPI”) as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions.  We have obtained the NPIs for our locations as they have become due.  On January 16, 2009, HHS published two rules (1) adopting new code sets to be used by the public and private sectors for reporting diagnoses and inpatient procedures in health care transactions under HIPAA, effective October 1, 2013; and (2) adopting updated versions of the HIPAA standards for certain electronic health care transactions, including the pharmacy claims transactions standard, effective January 1, 2012.  We are assessing the impact of the new code sets and transaction standards on our operations.  We believe we fully comply with HIPAA and similar state requirements; however, at this time we cannot estimate if future changes, if any, to the cost of compliance of the HIPAA and similar state standards will result in an adverse effect on our operations or profitability, or that of our customers.

Like many health care providers, Omnicare maintains personal information of or concerning its patients.  Such information, which has common elements with health information regulated under HIPAA and state medical privacy laws but is not identical to health information, is subject to increasing state and federal regulation designed to prevent or mitigate the effects of financial identity theft, defined as wrongfully gaining credit or other financial benefit using another’s financial identity, and medical identity theft, defined as wrongfully obtaining medical care using another’s insurance coverage identity.  Laws of most states in which the Company operates require that individuals be notified of a breach of the security of their personal information, so that they can take steps to protect themselves from identity theft.  The Company expects this expansion of the scope of security breach notification laws to continue at the state and the federal levels.  Moreover, the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, includes a number of provisions to strengthen federal privacy and security provisions to protect personally-identifiable health information.  Among other things, the law applies HIPAA security provisions and penalties to business associates of covered entities; requires certain notifications in the event of a security breach involving protected health information; restricts certain unauthorized disclosures and sales of health information; clarifies treatment of certain marketing activities; and strengthens enforcement activities, including authorizing civil actions by state attorneys general to enjoin violations of HIPAA and to obtain damages, including penalties, on behalf of residents of the state.  Many of the implementation requirements associated with these provisions are being detailed in regulations.  For instance, on August 24, 2009, the Department of Health and Human Services issued an interim final rule with comment period to implement the provision requiring notification of breaches of unsecured protected health information.  The rule is effective September 23, 2009.  The Company currently is assessing the potential impact of these new privacy and security provisions on its operations and is taking steps to assure that it is in material compliance with these new privacy and security provisions in a timely manner.  Omnicare cannot predict at this time the costs associated with compliance, or the impact of the new requirements on the Company’s results of operations, cash flows or financial condition.

Like most health care providers, the Company was required by the FTC to have in place, by May 1, 2009, a written plan to identify and detect indications of identity theft (so-called “red flags”) and to respond appropriately to prevent and mitigate identity theft.  The enforcement date for compliance with the final red flag rule, originally November 1, 2008, has been extended by the FTC on several occasions; the current enforcement deadline is June 1, 2010.  Implementation of systems within the Company to comply with these laws and operational compliance carries with it costs and administrative burdens.  Failure to comply carries with it the risk of significant penalties and sanctions from regulatory authorities as well as possible civil litigation from affected individuals or the facilities in which they reside.  Further, there can be no assurance that improper exposure of personal information of the individuals it serves to third parties will not have an adverse impact on the business and prospects of the Company.

Omnicare has substantial outstanding debt and could incur more debt in the future. Any failure to meet its debt obligations would adversely affect Omnicare’s business and financial condition.

At December 31, 2009, Omnicare’s total consolidated long-term debt (including current maturities) accounted for approximately 35.2% of its total capitalization.  In addition, Omnicare and its subsidiaries may be able to incur substantial additional debt in the future.  The instruments governing Omnicare’s current indebtedness contain restrictions on Omnicare’s incurrence of additional debt.  These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, Omnicare could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions.  Moreover, these restrictions do not prevent Omnicare from incurring obligations that do not constitute debt under the governing documents.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. – PROPERTIES

We have facilities including offices, distribution centers, warehouses and other key operating facilities (e.g., institutional pharmacies, etc.) in various locations within and outside of the U.S.  As of December 31, 2009, we operated a total of 248 facilities, 8 of which we owned, while the remaining were leased.  The owned facilities are held in fee and are not subject to any material encumbrance.  We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

	Pharmacy	CRO			Total
	Services	Services	Corporate	Total	Square
U.S. State/Country	Facilities	Facilities	Facilities	Facilities	Footage

Alabama	2			2	17,949
Arizona	4			4	25,985
Arkansas	2			2	22,800
California	13	2		15	261,827
Colorado	3			3	25,199
Connecticut	3			3	71,700
District of Columbia			1	1	1,073
Florida	9		1	10	129,471
Georgia	2	1		3	28,220
Idaho	2			2	7,826
Illinois	8			8	206,096
Indiana	4			4	127,924
Iowa	4			4	33,324
Kansas	1			1	10,000
Kentucky	6		2	8	377,409
Louisiana	3			3	29,867
Maine	2			2	20,613
Maryland	15			15	233,372
Massachusetts	5			5	50,929
Michigan	5			5	60,133
Minnesota	1			1	28,255
Mississippi	1			1	4,175
Missouri	6			6	113,569
Montana	1			1	3,500
Nebraska	1			1	9,772
Nevada	2			2	23,033
New Hampshire	1			1	22,400
New Jersey	6			6	120,237
New Mexico	1			1	9,454
New York	8	1		9	165,724
North Carolina	6			6	72,815
Ohio	15			15	387,505
Oklahoma	2			2	46,405
Oregon	2			2	36,410
Pennsylvania	14	1		15	542,132
Rhode Island	1			1	10,000
South Carolina	4			4	53,188
South Dakota	1			1	8,960
Tennessee	4			4	100,184
Texas	12			12	95,497
Utah	3			3	48,306
Vermont	1			1	5,000
Virginia	10			10	127,784
Washington	11			11	77,280
West Virginia	2			2	25,084
Wisconsin	5			5	81,340

	Pharmacy	CRO			Total
	Services	Services	Corporate	Total	Square
Country	Facilities	Facilities	Facilities	Facilities	Footage

Argentina		1		1	4,930
Australia		1		1	4,079
Belgium		1		1	4,251
Canada	1	1		2	2,908
China		2		2	5,280
Czech Republic		1		1	2,723
France		1		1	4,871
Germany		3		3	51,850
Hungary		1		1	1,940
India		2		2	14,800
Japan		1		1	744
Phillippines		1		1	435
Poland		1		1	2,577
Russia		1		1	1,841
Singapore		1		1	2,260
South Korea		1		1	592
Spain		1		1	1,346
Taiwan		1		1	890
Ukraine		1		1	377
United Kingdom		1		1	9,590
	215	29	4	248	4,078,010

ITEM 3. - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices.  The complaint seeks, among other things, damages, injunctive relief and reformation of certain contracts.  On June 5, 2006, the Company filed a first supplemental and amended complaint in which it asserted the identical claims.  In an order dated November 9, 2006, a motion by defendants to transfer venue to the United States District Court for the Northern District of Illinois was granted, but a motion to dismiss the antitrust claims was denied without prejudice, with leave to refile in the transferee court.  On January 16, 2009, the United States District Court for the Northern District of Illinois granted a motion for summary judgment filed by the defendants.  On January 21, 2009, the Company filed a Notice of Appeal of the judgment and the related orders to the United States Court of Appeals for the Seventh Circuit.  On June 9, 2009, the Company filed its appellate brief in the Seventh Circuit Court of Appeals.  On July 10, 2009, defendants filed their appellate brief, and on July 23, 2009, the Company filed its reply brief.  The Seventh Circuit Court of Appeals heard oral argument on the matter on November 13, 2009 and thereafter took the appeal under submission.

On January 8, 2010, a qui tam complaint, entitled United States ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court.  The U.S. Department of Justice and the State of Illinois have notified the court that they have declined to intervene in this action.  The complaint was brought by Adam Resnick and Maureen Nehls as private party “qui tam relators” on behalf of the federal government and two state governments.  The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes.  The Company has not been served with the complaint in this action.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

As previously disclosed, the U.S. Attorney’s Office, District of Massachusetts had been investigating allegations under the False Claims Act, 31 U.S.C. (§) 3729, et seq. and various state false claims statutes in five qui tam complaints (Maguire, Kammerer, Lisitza and two sealed complaints) concerning the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company.  The complaints in these cases, which have been dismissed with prejudice by the relators pursuant to the settlement described below (including the two sealed complaints, which have now been unsealed as part of the settlement), alleged that the Company violated the False Claims Act when it submitted claims for name brand drugs when actually providing generic versions of the same drug to nursing homes; provided consultant pharmacist services to its customers at below-market rates to induce the referral of pharmaceutical business; accepted discounts from drug manufacturers in return for recommending that certain pharmaceuticals be prescribed to nursing home residents; accepted rebates, post-purchase discounts, grants and other forms of remuneration from drug manufacturers in return for purchasing pharmaceuticals from those manufacturers and taking steps to increase the purchase of those manufacturers’ drugs; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; substituted certain pharmaceuticals without physician authorization; accepted payments from certain generic drug manufacturers in return for entering into purchase arrangements with them; acquired certain institutional pharmacies at above-market rates to obtain contracts between those pharmacies and nursing homes; and made a payment to certain nursing home chains in return for the referral of pharmaceutical business.

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

The Company denies the contentions of the qui tam relators and the federal government as set forth in the settlement agreement and the complaints.  A substantial majority of states in which the Company does business are expected to participate in this settlement.  In addition, the Department of Justice has advised the Company that it has no present intention of pursuing an investigation and/or filing suit under the False Claims Act against the Company with respect to allegations in the qui tam complaints that, during 1999-2003, pharmaceutical manufacturers named as defendants in the complaints made payments to the Company in return for the Company recommending and/or purchasing such manufacturers' drugs.

Pursuant to stipulations of dismissal executed in connection with the settlement agreement, the five complaints were dismissed.  As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA are expected to result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief.  The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects.  On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995.  On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed.  On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories.  On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances.  Plaintiffs thereafter filed their second amended complaint on January 29, 2007.  The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves.  The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission.  That motion was fully briefed as of May 1, 2007.  In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007.  On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff.  On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case.  Oral argument was held on September 18, 2008.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, as well as affirming the denial of Alaskan Electrical Pension Fund’s motion to intervene.  However, the appellate court reversed the dismissal of the claim brought for violation of Section 11 of the Securities Act of 1933, remanding the case to the district court for further proceedings, including application of the rule requiring plaintiffs to allege fraud with particularity to their Section 11 claim.  On November 3, 2009, plaintiffs filed a motion in the Court of Appeals seeking a rehearing or a rehearing en banc with respect to a single aspect of the Court's decision, namely, whether the federal rule requiring pleading with particularity should apply to their claim under Section 11 of the Securities Act.  On December 16, 2009, that petition was denied, and on January 13, 2010, that Court issued its mandate by which the Section 11 claim was remanded to the district court for further proceedings consistent with the decision and order of October 21, 2009.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers of the Company at the time of this Filing are as follows:

			First Elected to
Name	Age	Office (1)	Present Office

Joel F. Gemunder	70	President and Chief Executive Officer (2)	May 20, 1981

Patrick E. Keefe	64	Executive Vice President and Chief Operating Officer (3)	January 16, 2007

John L. Workman	58	Executive Vice President and Chief Financial Officer (4)	November 18, 2009

W. Gary Erwin	57	Senior Vice President - Professional Services (5)	September 28, 2006

Leo P. Finn III	51	Senior Vice President - Strategic Planning and Development (6)	August 15, 2005

Cheryl D. Hodges	57	Senior Vice President and Secretary	February 8, 1994

Beth A. Kinerk	41	Senior Vice President - Sales and Customer Development (7)	May 26, 2009

Jeffrey M. Stamps	50	Senior Vice President - Pharmacy Operations (8)	May 26, 2009

Mark G. Kobasuk	52	Vice President - General Counsel (9)	June 20, 2006

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.
(2)	Mr. Gemunder was appointed Chief Executive Officer of the Company on May 21, 2001, having served as the President and a principal executive officer of the Company since 1981.
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

(4)
Mr. Workman was appointed Executive Vice President and Chief Financial Officer on November 18, 2009.  From 2004 to 2009, Mr. Workman served as Executive Vice President and Chief Financial Officer of HealthSouth Corporation.  Prior to joining HealthSouth Corporation, Mr. Workman served as Chief Executive Officer of U.S. Can Corporation where he also served as Chief Operating Officer and Chief Financial Officer during his six year tenure.  Before that he spent more than 14 years with Montgomery Ward & Company, Inc., serving in various capacities within the company’s financial organization, including Controller, Chief Financial Officer and Chief Restructuring Officer.  Mr. Workman began his career with the public accounting firm KPMG, where he was a partner.

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

(7)
Ms. Kinerk was appointed Senior Vice President – Sales and Customer Development on May 26, 2009.  From August 2006 – May 2009, Ms. Kinerk served as Vice President – Customer Development.  Before joining Omnicare in 2005, Ms. Kinerk served a Vice President of Sales for NeighborCare, Inc. (“NeighborCare”) from 2004 - 2005.  Prior to joining NeighborCare, Ms. Kinerk served as Director of Sales for Innovatix from 2001 – 2004.  Prior to that time, Ms. Kinerk served as Eastern Division Sales Manager for NCS Healthcare, Inc.

(8)
Mr. Stamps was appointed Senior Vice President – Pharmacy Operations on May 26, 2009.  From February 2007 – May 2009, Mr. Stamps served as corporate Vice President and Senior Vice President – Field Operations for the Company’s Pharmacy Operations Group.  From August 2005 until February 2007, he was corporate Vice President and Senior Vice President of the Central Division of the Pharmacy Operations Group.  From 2001 until August 2005, he was Senior Regional Vice President – Eastern Region of the Pharmacy Operations Group.

(9)	Mr. Kobasuk was appointed Vice President – General Counsel on June 20, 2006. Mr. Kobasuk was a partner of Taft, Stettinius and Hollister LLP from 1998 until June 2006.

PART II

ITEM 5. - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low closing prices during each of the calendar quarters of 2009 and 2008.

	2009		2008
	High	Low	High	Low
First Quarter	$29.33	$22.06	$24.79	$15.59
Second Quarter	$28.22	$23.85	$26.32	$18.18
Third Quarter	$27.23	$22.52	$32.61	$24.03
Fourth Quarter	$24.71	$21.47	$29.09	$19.71

The number of holders of record of our Common Stock on January 29, 2010 was 2,311.  This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Stock Performance Graph

The following graph compares the cumulative total return for the last five years on a $100 investment (assuming dividend reinvestment) on December 31, 2004 in each of the Common Stock of the Company, the Standard & Poor’s 500 Stock Index and the S&P 500 Health Care Index.

	December 31,
	2004	2005	2006	2007	2008	2009
Omnicare, Inc.	$100.00	$165.59	$112.03	$66.34	$81.03	$70.83
S&P 500	100.00	104.89	121.46	128.13	80.73	102.08
S&P 500 Health Care Index	100.00	106.48	114.50	122.84	94.84	113.53

Dividends

On February 11, 2010, the Board of Directors approved a quarterly cash dividend of $0.0225, for an indicated annual rate of $0.09 per common share for 2010, which is consistent with annual dividends paid per common share for the 2009 and 2008 years.  It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, there can be no assurances as future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.

Stock Repurchases

A summary of Omnicare’s repurchases of the Company’s common stock during the quarter ended December 31, 2009 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Must Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2009	1	$22.53	-	-
November 1 - 30, 2009	25	21.92	-	-
December 1 - 31, 2009	43	24.40	-	-
Total	69	$23.48	-	-

(a)
During the fourth quarter of 2009, the Company purchased 69 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

Additional information regarding our equity compensation plans is included at Items 8 and 12 of this Filing.

ITEM 6. - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Items 8 and 7, respectively, of this Filing.  All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

Five-Year Summary of Selected Financial Data
Omnicare, Inc. and Subsidiary Companies
(in thousands, except per share data)
	For the years ended and at December 31, (as adjusted)
	2009 (d)	2008 (d)(i)	2007 (d)(i)	2006 (d)(i)	2005 (d)(i)
INCOME STATEMENT DATA:(a)(b)
Net sales (c)	$6,166,209	$6,205,715	$6,100,394	$6,366,548	$5,201,362

Income from continuing operations	$234,816	$144,526	$101,984	$168,430	$222,768
Discontinued operations (d)	(22,893)	(4,053)	(2,379)	1,788	2,918
Net income	$211,923	$140,473	$99,605	$170,218	$225,686

Earnings (loss) per common share data - Basic (e):
Continuing operations	$2.01	$1.23	$0.85	$1.42	$2.15
Discontinued operations (d)	(0.20)	(0.03)	(0.02)	0.02	0.03
Net income	$1.81	$1.20	$0.83	$1.44	$2.18

Earnings (loss) per common share data - Diluted (e):
Continuing operations	$2.00	$1.22	$0.84	$1.38	$2.07
Discontinued operations (d)	(0.19)	(0.03)	(0.02)	0.01	0.03
Net income	$1.80	$1.19	$0.82	$1.39	$2.09

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.09
Weighted average number of
common shares outstanding:
Basic	117,094	117,466	119,380	118,480	103,551
Diluted	117,777	118,313	121,258	122,536	108,804

BALANCE SHEET DATA (at end of period):(a)
Cash and cash equivalents	$275,709	$214,668	$274,200	$137,631	$210,935
Working capital (current assets less current liabilities)	1,599,558	1,730,904	1,803,990	1,872,427	1,360,391
Goodwill	4,273,695	4,211,221	4,300,484	4,183,326	3,987,797
Total assets	7,324,104	7,450,245	7,583,370	7,387,126	7,145,124
Long-term debt (excluding current portion), net of swap (f)(i)	1,980,239	2,352,824	2,416,131	2,525,067	2,266,577
Stockholders' equity (f)(i)	3,875,993	3,654,869	3,540,823	3,427,022	3,218,971

OTHER FINANCIAL DATA:(a)
Net cash flows from operating activities from continuing operations	$482,349	$436,156	$501,850	$110,845	$261,344
EBITDA from continuing operations(g)	582,141	513,080	452,605	589,784	592,267
Net cash flows used by investing activities from continuing operations	(144,280)	(283,786)	(194,446)	(125,590)	(2,645,539)
Capital expenditures(h)	(30,865)	(59,606)	(42,828)	(29,969)	(23,675)
Net cash flows from financing activities from continuing operations	(275,929)	(208,706)	(173,747)	(59,638)	2,511,999

See the related notes to Five-Year Summary of Selected Financial Data on the following pages.

(a)
Omnicare, Inc. (“Omnicare” or the “Company”) has had an active acquisition program in effect since 1989, which impacts the comparability of the Company’s results.  See the “Acquisitions” note of the Notes to Consolidated Financial Statements for additional information concerning acquisitions.

(b)	The following aftertax charges/(credits) are included in net income for the years ended December 31 (in thousands):

	2009	2008	2007	2006	2005
Call premium and write-off of unamortized debt issuance costs (1)	$-	$-	$-	$-	$20,364
Restructuring and other related charges (2)	18,038	21,871	17,300	18,758	11,760
Litigation and other related charges (3)	53,589	68,724	26,380	100,507	-
Repack matters (3)	(705)	3,940	10,669	21,232	-
Acquisition and other related costs (4)	866	-	-	-	-
Amortization of discount on convertible notes (1)	17,309	16,220	15,037	13,940	930
Other expense (5)(2)	3,485	-	-	3,918	-
Total	$92,582	$110,755	$69,386	$158,355	$33,054

Memo: Total tax impact (6)	$47,892	$56,675	$42,247	$58,479	$19,714

(1)	See the "Debt" note of the Notes to Consolidated Financial Statements.
(2)	See the "Restructuring and Other Related Charges" note of the Notes to Consolidated Financial Statements.
(3)	See the "Commitments and Contingencies" note of the Notes to the Consolidated Financial Statements.
(4)	See the "Acquisitions" note of the Notes to the Consolidated Financial Statements.
(5)	See the "Stock-Based Compensation" note of the Notes to Consolidated Financial Statements.
(6)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

For the 2006 and 2005 years data, see the respective note in that years consolidated financial statements for additional information on the nature of the charge reflected above.

(c)
In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses incurred, Omnicare has recorded reimbursements received for “out-of-pocket” expenses on a grossed-up basis in the income statement as net sales and cost of sales.  This authoritative guidance relates solely to the Company's contract research services business.

(d)
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

(e)
Earnings per share for continuing operations, discontinued operations and net income are reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

(f)
During the fourth quarter of 2005, the Company completed its offerings of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013, $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015, $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (including the exercise in full by the underwriters of their option to purchase additional debentures), and 12,825,000 shares of common stock (not including the underwriters’ option to purchase additional shares), $1 par value, at $59.72 per share. During January 2006, the underwriters of the common stock offering completed by the Company in December 2005 exercised their option, in part, to purchase an additional 850,000 shares of common stock, $1 par value, at $59.72 per share.  See the “Debt” note of the Notes to Consolidated Financial Statements for further information on these transactions.

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

	2009	2008	2007	2006	2005
EBITDA from continuing operations	$582,141	$513,080	$452,605	$589,784	$592,267
(Subtract)/add:
Interest expense, net of
investment income	(110,226)	(133,291)	(154,358)	(158,715)	(159,490)
Income tax provision	(97,523)	(97,270)	(65,123)	(127,621)	(132,775)
Changes in assets and liabilities,
net of effects from acquisition
and divestiture of businesses	16,229	96,351	236,171	(266,209)	(148,456)
Deferred tax provision	91,728	57,286	32,555	73,606	109,798
Net cash flows from operating activities
of continuing operations	482,349	436,156	501,850	110,845	261,344

Net cash flows from operating activities
of discontinued operations	1,445	2,041	3,679	(2,325)	2,195
Net cash flows from operating activities	$483,794	$438,197	$505,529	$108,520	$263,539

(h)	Primarily represents the purchase of computer equipment and software; machinery and equipment; and furniture, fixtures and leasehold improvements.
(i)
Effective January 1, 2009, Omnicare adopted the provisions of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Financial statements for all prior periods presented have been restated for this change in accounting.  See further discussion at the “Change in Method of Accounting for Convertible Debt” note of the Notes to the Consolidated Financial Statements.

ITEM 7. – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

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

Overview of 2009 and Consolidated Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading pharmaceutical services company.  Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Omnicare is also a provider of specialty pharmaceutical products and support services.  At December 31, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,377,000 beds relating to continuing operations, including approximately 68,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2008 was approximately 1,390,000 relating to continuing operations (including 68,000 patients served by patient assistance programs).  Omnicare provides its pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2009.  Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 31 countries worldwide.  For further description of the Company’s business activities see the “Business” caption of Part I, Item 1 of this Filing.

The following summary table presents consolidated net sales and results of operations of Omnicare for each of the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts).  The Company has disclosed in this MD&A, with the exception of EBITDA (discussed below) and days sales outstanding, only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	For the years ended December 31, (as adjusted)
	2009 (a)	2008 (a)(b)	2007 (a)(b)

Net sales	$6,166,209	$6,205,715	$6,100,394

Income from continuing operations	$234,816	$144,526	$101,984
Discontinued operations (a)	(22,893)	(4,053)	(2,379)
Net income	$211,923	$140,473	$99,605

Earnings (loss) per common share data - Basic(c):
Continuing operations	$2.01	$1.23	$0.85
Discontinued operations (a)	(0.20)	(0.03)	(0.02)
Net income	$1.81	$1.20	$0.83

Earnings (loss) per common share data - Diluted(c):
Continuing operations	$2.00	$1.22	$0.84
Discontinued operations (a)	(0.19)	(0.03)	(0.02)
Net income	$1.80	$1.19	$0.82

EBITDA from continuing operations(d)	$582,141	$513,080	$452,605

(a)
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

(b)
Effective January 1, 2009, Omnicare adopted the provisions of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Financial statements for all prior periods presented have been restated for this change in accounting.  See further discussion at the “Change in Method of Accounting for Convertible Debt” note of the Notes to the Consolidated Financial Statements.

(c)
Earnings per share for continuing operations, discontinued operations and net income are reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

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

The results for the year ended December 31, 2009 continued to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program.  The differential in reimbursement rates that resulted from United’s action, as compared with reimbursements rates under the originally negotiated contract, reduced sales and operating profit for the year ended December 31, 2009 by approximately $89 million (approximately $55 million aftertax) and cumulatively since April 2006 by approximately $385 million (approximately $239 million aftertax).  This matter is currently the subject of litigation initiated by Omnicare.  See further discussion at the “Legal Proceedings” section at Part I, Item 3 of this Filing.

2009 vs. 2008

Total net sales for the year ended December 31, 2009 were $6,166.2 million versus $6,205.7 million in the comparable prior-year period.  Diluted earnings from continuing operations per share for the year ended December 31, 2009 were $2.00 versus $1.22 in the same prior-year period.  Income from continuing operations for the year ended December 31, 2009 was $234.8 million versus $144.5 million earned in the comparable 2008 period.  In total, including discontinued operations, net income for the year ended December 31, 2009 was $211.9 million, or $1.80 per diluted share, as compared with $140.5 million, or $1.19 per diluted share, earned in 2008.  EBITDA from continuing operations totaled $582.1 million for the year ended December 31, 2009 as compared with $513.1 million for the same period of 2008.  In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture within twelve months.

Net sales for the year were favorably impacted by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services.  More than offsetting these factors were the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, a shift in mix towards assisted living and lower revenues in the Company’s clinical research organization ("CRO") business.  See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company’s consolidated gross profit of $1,495.0 million decreased $57.0 million for the full year 2009 from the same prior-year period amount of $1,552.0 million.  Gross profit as a percentage of total net sales was 24.2% for the year ended December 31, 2009, as compared with  25.0% in 2008.  Gross profit was favorably impacted in the 2009 period largely due to the increased availability and utilization of higher margin generic drugs, purchasing improvements, the continued integration of acquisition and productivity enhancements, and the favorable effect of drug price inflation.  More than offsetting these factors were certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement and/or utilization for certain drugs, competitive pricing issues and the lower average number of beds served year-over-year.

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

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the year ended December 31, 2009 of $821.7 million were lower than the comparable prior-year amount of $908.6 million, by $86.9 million.  Operating expenses as a percentage of net sales amounted to 13.3% in 2009, representing a decrease from the 14.6% experienced in the comparable prior-year period.  Operating expenses for the year ended December 31, 2009 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives, non-drug purchasing initiatives, reductions in employee benefit costs and the continued integration of prior-period acquisitions.  These favorable items were partially offset by increased operating costs associated with recent acquisitions.

The provision for doubtful accounts for the year ended December 31, 2009 of $93.2 million was lower than the comparable prior-year amount of $106.4 million, by $13.2 million.  Net accounts receivable of approximately $1,209 million at December 31, 2009 was $129 million lower than the December 31, 2008 balance of approximately $1,338 million.  Further, accounts receivable days sales outstanding were approximately 74 and 79 at December 31, 2009 and 2008, respectively, representing a year-over-year reduction of 5 days.

Investment income for the year ended December 31, 2009 of $9.7 million was modestly lower than the $9.8 million earned in the comparable prior-year period, primarily due to lower interest rates versus the prior-year.

Interest expense for the year ended December 31, 2009 of $119.9 million is lower than the $143.1 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $325 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”), throughout 2008 and 2009, payments of $39.1 million to pay off a term note payable in the fourth quarter of 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 29.3% in 2009, as compared to the rate of 40.2% for the same prior-year period.  The year-over-year decrease in the effective tax rate is largely due to the reduction of income tax expense in the 2009 period totaling approximately $32 million, primarily attributable to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations, partially offset by certain nondeductible litigation costs recognized in the 2009 period.  See further discussion at the “Income Taxes” note of the Notes to Consolidated Financial Statements.

Special Items

Financial results for the year ended December 31, 2009 from continuing operations included the following charges totaling $140.5 million pretax ($92.6 million aftertax), which primarily impacted the Pharmacy Services segment.  Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i)           Operating income included restructuring and other related charges of approximately $29.2 million pretax ($18.0 million aftertax) relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth, and including rightsizing of the CRO business.  See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)           During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Repack Matters”).  The year ended December 31, 2009 includes a special charge/(credit) of ($1.1) million pretax (approximately $(2.6) million and $1.5 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($(0.7) million aftertax), which is primarily due to insurance recoveries relating to the Repack Matters, partially offset by increased costs precipitated by the Repack Matters.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses is currently being reviewed by its outside advisors.  As of December 31, 2009, the Company has received approximately $10 million in insurance recoveries.

(iii)           Operating income included special litigation and other related charges of $77.4 million pretax ($53.6 million aftertax) for litigation-related settlements and professional expenses primarily in connection with the investigation by the United States Attorney’s Office, District of Massachusetts, the Company’s lawsuit against United, certain other large customer disputes, the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party, and the purported class and derivative actions.  With respect to these proceedings to which the Company is a party, including the investigation by the United States Attorney’s Office, District of Massachusetts, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.  Additionally, in connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of this program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts are included in the pretax special item reflected above.

(iv)           Operating income included acquisition and other related costs of approximately $1.4 million pretax ($0.9 million aftertax) related to the implementation of the authoritative guidance for business combination accounting change.  These expenses were primarily related to professional fees for 2009 acquisitions, partially offset by reductions in the Company’s original estimate of contingent consideration payable for acquisitions.  See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(v)           Operating expenses included approximately $5.6 million in pretax charges ($3.5 million aftertax) relating to the prior implementation of the authoritative guidance for share-based payments accounting change, which primarily relates to non-cash stock option expense.  This guidance requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi)           The Company recorded a $28.0 million non-cash charge to pretax interest expense ($17.3 million aftertax) related to the retrospective adoption of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) accounting change.  See further discussion of this authoritative guidance, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Discontinued Operations

In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the

Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture within twelve months.  Selected financial data related to the discontinued operations of this disposal group follows:

	For the years ended December 31,
	2009	2008	2007
Sales	$76,454	$104,892	$119,616

Loss from discontinued operations of disposal group, pretax	(18,014)	(6,607)	(3,714)
Income tax benefit	7,186	2,554	1,335
Loss from discontinued operations of disposal group, aftertax	(10,828)	(4,053)	(2,379)

Impairment charge, pretax	(14,492)	-	-
Income tax benefit on impairment charge	2,427	-	-
Impairment charge, aftertax	(12,065)	-	-

Loss from discontinued operations, aftertax	$(22,893)	$(4,053)	$(2,379)

The loss from discontinued operations of disposal group for the 2009 period of $10.8 million in comparison to the same prior year periods primarily reflects the impact of reimbursement reductions from Medicare and other payor groups, as well as market competition and an increased provision for doubtful accounts, partially offset by reduced operating costs.

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

This program is expected to be completed over a multi-year period and is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative.  It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses.  The program is estimated to result in total pretax restructuring and other related charges of approximately $120 million over this implementation period.  The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $29 million, $36 million and $29 million pretax during the years ended December 31, 2009, 2008 and 2007, respectively (approximately $18 million, $22 million, and $18 million aftertax, respectively), or cumulative aggregate restructuring and other related charges of approximately $112 million before taxes through the year ended December 31, 2009.  The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented.  Incremental capital expenditures related to this program are expected to total approximately $55 million to $60 million over the entire implementation period.  The Company eliminated approximately 1,200 positions in completing its initial phase of the program.  The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 1,170 positions had been eliminated as of December 31, 2009.  The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.  The aforementioned savings anticipated upon completion of the program also include reductions in overtime, excess hours and temporary help, and other productivity gains equal to an additional 820 full-time equivalents.  In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

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

2005 Program
As of December 31, 2009, the Company has substantially completed the finalization of its previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare, Inc. (“NeighborCare”) acquisition) and CRO operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”).  The remaining liabilities of $1.8 million at December 31, 2009 are not significant and represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

For a discussion regarding the Company’s outlook, please see the “Outlook” section of this MD&A.

Pharmacy Services Segment

	For the years ended December 31, (as adjusted)
	2009	2008 (a)	2007 (a)
Net sales	$6,009,502	$6,002,395	$5,905,255
Operating income from continuing operations	$568,502	$503,144	$442,711

(a)
As discussed elsewhere herein, during the second quarter of 2009, the Company commenced activities to divest certain non-core businesses within its Pharmacy Services segment.  The financial results have been revised to reflect such businesses as discontinued operations.

2009 vs. 2008

Omnicare’s Pharmacy Services segment recorded sales of $6,009.5 million for the year ended December 31, 2009, up from the 2008 amount of $6,002.4 million by $7.1 million, or 0.1%.  At December 31, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,377,000 beds relating to continuing operations, including approximately 68,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2008 was approximately 1,390,000 relating to continuing operations (including 68,000 specialty pharmacy patients).  Pharmacy Services sales were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indication, and acquisitions, as well as growth in specialty pharmacy services.  Partially offsetting these factors were the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, and a shift in mix towards assisted living, which typically has lower penetration rates than skilled nursing facilities.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $568.5 million in 2009, a $65.4 million increase as compared with the $503.1 million earned in 2008.  As a percentage of the segment’s sales, operating income was 9.5% in 2009, compared with 8.4% in 2008.  Operating income in 2009 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy services, lower bad debt expense, and purchasing improvements, as well as by the continued progress in the Company’s productivity improvement initiatives and the continued integration of prior-period acquisitions.  Operating income in 2009 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales and the year-over-year impact of the special items discussed below.  Specifically, operating income of the Pharmacy Services segment included special pretax items of $94.0 million and $136.8 million in the years ended December 31, 2009 and December 31, 2008, respectively.  Operating income in 2009 included the aforementioned special litigation charges of $77.4 million, restructuring and other related charges of approximately $16.3 million, incremental costs/(credits) associated with the closure of one of the Company’s repackaging facilities of $(1.1) million and acquisition and other related costs of $1.4 million.  Operating income in 2008 included the special litigation charges of $99.3 million, restructuring and other related charges of approximately $31.1 million, and incremental costs associated with the closure of one of the Company’s repackaging facilities of $6.4 million, discussed in further detail below.

CRO Services Segment

	For the years ended December 31,
	2009	2008	2007
Net sales	$156,707	$203,320	$195,139
Operating (loss) income	$(3,578)	$15,908	$10,378

2009 vs. 2008

Omnicare’s CRO Services segment recorded revenues of $156.7 million for the year ended December 31, 2009, which decreased by $46.6 million, or 22.9%, from the $203.3 million recorded in the same prior-year period.  In accordance with the authoritative guidance for income statement characterization of reimbursements received for out-of-pocket expenses incurred, the Company included $18.5 million and $31.3 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and cost of sales amounts for the years ended December 31, 2009 and 2008, respectively.  Revenues for 2009 were lower than in the same prior-year period primarily due to lower levels of new business added along with the early termination and client-driven delays in the commencement of certain projects.

Operating (loss)/income in the CRO Services segment was $(3.6) million in 2009 compared with $15.9 million in 2008, a decrease of $19.5 million.  As a percentage of the segment’s revenue, operating (loss)/income was (2.3)% in 2009 compared with 7.8% in 2008.  This decrease is primarily attributable to the aforementioned factors that reduced sales as well as restructuring charges of $9.3 million pretax incurred to rightsize and reposition the cost structure of the business.  Backlog at December 31, 2009 of $205.3 million was $97.6 million lower than the December 31, 2008 backlog of $302.9 million.

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

2008 vs. 2007

Total net sales for the year ended December 31, 2008 increased to $6,205.7 million from $6,100.4 million in the comparable prior-year period.  Diluted earnings from continuing operations per share for the year ended December 31, 2008 were $1.22 versus $0.84 in the same prior-year period.  Income from continuing operations for the year ended December 31, 2008 was $144.5 million versus $102.0 million earned in the comparable 2007 period.  In total, including discontinued operations, net income for the year ended December 31, 2008 was $140.5 million, or $1.19 per diluted share, as compared with $99.6 million, or $0.82 per diluted share, earned in 2007.  EBITDA from continuing operations totaled $513.1 million for the year ended December 31, 2008 as compared with $452.6 million for the same period of 2007.  In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture within the following twelve months.

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

The Company’s consolidated gross profit of $1,552.0 million increased $59.0 million for the full year 2008 from the same prior-year period amount of $1,493.0 million.  Gross profit as a percentage of total net sales of 25.0% in the year ended December 31, 2008, increased from the 24.5% experienced during 2007.  Gross profit was favorably impacted in the 2008 period largely as a result of the increased availability and utilization of higher margin generic drugs, the integration of acquisitions, the favorable effect of drug price inflation, purchasing improvements and lower incremental costs associated with the closure of the Company’s Heartland repackaging facility as further described below.  Largely offsetting these factors was the gross profit impact of certain of the aforementioned items that reduced net sales, primarily the lower net number of beds served and the reductions in reimbursement.

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

Omnicare’s consolidated operating expenses for the year ended December 31, 2008 of $908.6 million were higher than the comparable prior-year amount of $867.9 million, by $40.7 million.  Operating expenses as a percentage of net sales amounted to 14.6% in 2008, representing an increase from the 14.2% experienced in the comparable prior-year period.  Operating expenses for the year ended December 31, 2008 were unfavorably impacted largely by increases in employee benefit costs, increased operating costs associated with recent acquisitions and increased delivery costs.  Partially offsetting the increased operating expenses were the favorable impact of the Company’s continued integration of acquisitions, purchasing improvements and productivity enhancements.

The provision for doubtful accounts for the year ended December 31, 2008 of $106.4 million was lower than the comparable prior-year amount of $206.8 million, by $100.4 million.  The year ended 2007 includes an incremental charge taken in the fourth quarter relating to customer bankruptcies and other legal action against a group of customers for, among other things, the collection of past due receivables, a revised assessment of the administrative and payment issues associated with Prescription Drug Plans under Medicare Part D, particularly relating to the aging of copays and rejected claims, and the resultant adoption by the Company of a modification in its policy with respect to payment authorization for dispensed prescriptions under Medicare Part D and other payors.

Investment income for the year ended December 31, 2008 of $9.8 million was higher than the $8.7 million earned in the comparable prior-year period, primarily due to higher returns on assets invested for the settlement of pension obligations, partially offset by lower interest rates versus the prior-year.

Interest expense for the year ended December 31, 2008 of $143.1 million is lower than the $163.1 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $200 million on the Term Loans, throughout 2007 and 2008, payments of $39.1 million to pay off a term note payable in 2008 and lower interest rates on variable rate loans.

The effective income tax rate was 40.2% in 2008, as compared to the rate of 39.0% for the same prior-year period.  The year-over-year increase in the effective tax rate is primarily attributable to certain nondeductible litigation costs recognized in the 2008 period, partially offset by the impact of adjustments to deferred taxes and a change in filing methodology for a state taxing jurisdiction.  The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2008.)

Special Items

Financial results for the year ended December 31, 2008 from continuing operations included the following charges totaling $167.4 million pretax, which primarily impacted the Pharmacy Services segment.  Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

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

(iii)           Operating income included special litigation and other related charges of $99.3 million pretax ($68.7 million aftertax) for litigation-related settlements and professional expenses in connection with the Company’s lawsuit against United, certain other large customer disputes, the investigation by the United States Attorney’s Office, District of Massachusetts, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party.  With respect to these proceedings to which the Company is a party, including the investigation by the United States Attorney’s Office, District of Massachusetts, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this filing.

(iv)           The Company recorded a $25.9 million non-cash charge in pretax interest expense ($16.2 million aftertax) related to the retrospective adoption of the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) accounting change.  See further discussion of this authoritative guidance, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

For a discussion regarding the Company’s outlook, please see the “Outlook” section of this MD&A.

Pharmacy Services Segment

2008 vs. 2007

Omnicare’s Pharmacy Services segment recorded sales of $6,002.4 million for the year ended December 31, 2008, up from the 2007 amount of $5,905.3 million by $97.1 million, or 1.6%.  At December 31, 2008, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,390,000 beds relating to continuing operations, including approximately 68,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2007 was approximately 1,402,000 relating to continuing operations (including 57,000 specialty pharmacy patients).  Pharmacy Services sales were favorably impacted by the impact of acquisitions, drug price inflation, the increased use of certain higher acuity drugs and biologic agents and growth in specialty pharmacy.  Partially offsetting these factors was the unfavorable impact of the increased availability and utilization of generic drugs, a lower number of beds served, as well as the impact of a bed mix shift toward assisted living, which typically has lower penetration rates than skilled nursing facilities, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, and lower revenues reported from copays and rejects under Part D as well as from certain matters currently in litigation.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $503.1 million in 2008, a $60.4 million increase as compared with the $442.7 million earned in 2007.  As a percentage of the segment’s sales, operating income was 8.4% in 2008, compared with 7.5% in 2007.  Operating income in 2008 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, the Company’s continued integration of acquisitions and productivity enhancements, drug price inflation, lower bad debt expense, and purchasing improvements.  Partially offsetting these factors was the operating income effect of certain of the aforementioned items that reduced net sales as well as the year-over-year impact of the special items discussed below.  Specifically, operating income of the Pharmacy Services segment included special pretax items of $136.8 million and $79.8 million in the years ended December 31, 2008 and December 31, 2007, respectively.  Operating income in 2008 included the aforementioned special litigation charges of $99.3 million, restructuring and other related charges of approximately $31.1 million, and incremental costs associated with the closure of one of the Company’s repackaging facilities of $6.4 million.  Operating income in 2007 included the aforementioned special litigation charges of $42.5 million, restructuring and other related charges of approximately $20.1 million, and incremental costs associated with the closure of one of the Company’s repackaging facilities of $17.2 million.

CRO Services Segment

2008 vs. 2007

Omnicare’s CRO Services segment recorded revenues of $203.3 million for the year ended December 31, 2008, an increase of $8.2 million, or 4.2%, from the $195.1 million recorded in the same prior-year period.  In accordance with the authoritative guidance for income statement characterization of reimbursements received for out-of-pocket expenses incurred, the Company included $31.3 million and $31.7 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and direct cost amounts for the years ended December 31, 2008 and 2007, respectively.  Revenues for 2008 were higher than in the same prior-year period primarily due to the commencement and ramp-up of projects that were awarded in 2007 and in 2008, exceeding project completions, terminations and cancellations.

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

Impact of Inflation

The Company estimates that drug price inflation for its highest dollar products during the three years ended December 31, 2009 has ranged between approximately 6% to 7%, which tends to impact sales and costs of sales at approximately the same level.  Therefore, inflation has not materially affected Omnicare’s net income, inasmuch as government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2009 were $291.0 million compared with $216.6 million at December 31, 2008 (including restricted cash amounts of $15.3 million and $1.9 million, respectively).

The Company generated positive net cash flows from operating activities of continuing operations of $482.3 million during the year ended December 31, 2009, compared with net cash flows from operating activities of continuing operations of $436.2 million and $501.9 million during the years ended December 31, 2008 and 2007, respectively.  Operating cash flows in 2009 were used primarily for debt payments, acquisition-related payments, capital expenditures and dividend payments.  Net cash flows from operating activities during the year ended December 31, 2009 were unfavorably impacted by a fourth quarter payment of approximately $63 million due to the previously disclosed settlement with the United States Attorney’s Office, District of Massachusetts, which was more than offset by the favorable impacts of a reduction in inventory and accounts receivable during the period.  Net cash flows from operating activities during the year ended December 31, 2008 were unfavorably impacted largely by the impact of an extra payment to the Company’s drug wholesaler of approximately $65 million (these payments are due weekly, and the year ended December 31, 2008 included one extra weekly payment), and the related impact on the year-over-year movement in accounts payable, on operating cash flows.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company's 4% Junior Subordinated Convertible Debentures and 3.25% Convertible Senior Debentures.  This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2009 and 2008 of $28.5 million and $26.3 million, respectively ($117.3 million cumulative as of December 31, 2009).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $144.3 million, $283.8 million and $194.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.  Acquisitions of businesses required outlays of $92.9 million (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) in 2009 relating to nine acquisitions, which were primarily funded by operating cash flows.  Acquisitions of businesses during 2008 required cash payments of $225.7 million (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) which were primarily funded by operating cash flows.  Acquisitions of businesses during 2007 required cash payments of $151.1 million (including amounts payable pursuant to acquisition agreements relating to pre-2006 acquisitions), which were primarily funded by operating cash flows.  Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities of continuing operations was $275.9 million, $208.7 million and $173.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, the Company paid down $275 million on the Term Loans.  During 2008, the Company completed its $100 million stock repurchase program as further discussed below, paid down $50.0 million on the Term Loans, and paid $39.1 million to completely pay off a term note payable.  During 2007 the Company paid down $150 million on the Term Loans.

At December 31, 2009, there were no outstanding borrowings on the $800 million revolving credit facility, and $125 million in borrowings were outstanding on the Term Loans.  As of December 31, 2009, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On February 11, 2010, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per share for an indicated annual rate of 9 cents per common share for 2010, which is consistent with annual dividends paid per common share for the 2009, 2008 and 2007 years.  Aggregate dividends of $10.7 million paid during 2009 were relatively consistent with the $10.8 million paid in 2008 and the $11.0 million paid in 2007.

During the second quarter of 2008, the Company repurchased approximately 4.1 million shares of Omnicare’s common stock at a cost of approximately $100 million under a stock buyback program authorized by its Board of Directors.

There were no known material commitments and contingencies outstanding at December 31, 2009, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable, as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

The Company believes that net cash flows from operating activities, credit facilities and existing cash balances will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for the foreseeable future.  Additionally, the Company believes that external sources of financing, including short- and long-term debt financings, are available.  Due to recent conditions in the credit markets, Omnicare may not be able to refinance maturing debt at terms that are as favorable as those from which the Company previously benefited or at terms that are acceptable to Omnicare.  In addition, no assurances can be given regarding the Company’s ability to obtain additional financing in the future.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of December 31, 2009, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt obligations(a)	$2,447,500	$125,000	$475,000	$-	$1,847,500
Capital lease obligations(a)	6,524	2,071	2,546	1,741	166
Operating lease obligations	143,625	37,386	48,388	36,112	21,739
Purchase obligations(b)	54,363	41,588	12,184	591	-
Other current obligations(c)	262,444	262,444	-	-	-
Other long-term obligations(d)	276,201	-	234,528	21,634	20,039
Subtotal	3,190,657	468,489	772,646	60,078	1,889,444
Future interest relating to debt and
capital lease obligations(e)	1,449,137	105,479	207,670	180,846	955,142
Total contractual cash obligations	$4,639,794	$573,968	$980,316	$240,924	$2,844,586

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
(e)
Represents estimated future pretax interest costs based on the stated fixed interest rate of the debt, or the variable interest rate in effect at period end for variable interest rate debt.  The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures.  To the extent that any debt would be paid off by Omnicare prior to the stated due date or refinanced, the estimated future interest costs would change accordingly.  Further, these analyses do not consider the effects of potential changes in the Company’s credit rating on future interest costs, as well as any tax effects associated with the Company’s interest costs.

As of December 31, 2009, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

As of December 31, 2009, the Company had two unconsolidated entities, Omnicare Capital Trust I, a statutory trust formed by the Company (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively.  For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company.  The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company.  The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust.  The Old 4.00% Debentures issued by the Company to the Old Trust and the New 4.00% Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures.  Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and New 4.00% Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements.  Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

As of December 31, 2009, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings.  Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company.  The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points.  The Company’s debt obligations at December 31, 2009 include $125.0 million outstanding under the variable-rate Senior term A loan, due July 28, 2010, at an interest rate of 2.0% at December 31, 2009 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $1.25 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015).  In connection with its offering of $250.0 million of 6.125% Senior Notes, during the second quarter of 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes.  Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%.  The estimated LIBOR-based floating rate (including the 2.27% spread) was 2.7% at December 31, 2009 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year).  The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge.  The Company is accounting for the Swap Agreement in accordance with the authoritative guidance on derivatives and hedging, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes.  The fair value of the Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 6.125% Senior Notes, and amounted to approximately $3.6 million at the end of 2009.  Additionally, at December 31, 2009, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2009		December 31, 2008
Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$248,000	$250,000	$208,800
6.75% senior subordinated notes, due 2013	225,000	219,500	225,000	189,000
6.875% senior subordinated notes, due 2015	525,000	528,500	525,000	446,000

4.00% junior subordinated convertible debentures, due 2033
Carrying value	199,071	-	197,029	-
Unamortized debt discount	145,929	-	147,971	-
Principal amount	345,000	254,400	345,000	250,800

3.25% convertible senior debentures, due 2035
Carrying value	773,120	-	747,185	-
Unamortized debt discount	204,380	-	230,315	-
Principal amount	977,500	801,600	977,500	565,100

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP.  In connection with the preparation of these financial statements, Omnicare management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses and the related disclosure of commitments and contingencies.  On a regular basis, the Company evaluates the estimates used, including those related to its provision for doubtful accounts, contractual allowances, inventory valuation, impairment of goodwill, insurance accruals, pension obligations, income taxes, stock-based compensation, legal and regulatory contingencies, fair value determinations, and other operating allowances and accruals.  Management bases its estimates on a combination of factors, including historical experience, current conditions, feedback from outside advisors where feasible, and on various other assumptions that are believed to be reasonable at the time and under the current circumstances.  The Company's significant accounting policies are summarized in the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

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

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts.  Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors.  Since billing functions for a portion of the Company’s revenue systems, are largely computerized enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor).  For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims.  The Company evaluates several criteria in developing the estimated contractual allowances for billed, unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.  Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented.  Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2009 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position and cash flows.

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

Contract Research Services Segment

A portion of the Company's overall revenues relates to the Contract Research Services (“CRO”) segment, and is earned by performing services under contracts with various pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics companies, based on contract terms.  Most of the contracts provide for services to be performed on a units-of-service basis.  These contracts specifically identify the units-of-service and unit pricing.  Under these contracts, revenue is generally recognized upon completion of the units-of-service.  For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units-of-service.  The Company's contracts provide for additional service fees for scope of work changes.  The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured.  In a number of cases, clients are required to make termination payments in addition to payments for services already rendered.  Any anticipated losses resulting from contract performance are charged to earnings in the period identified.  Billings and payments are specified in each contract.  Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue, on the respective lines of the Consolidated Balance Sheets.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable.  DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive "average accounts receivable" and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter.  The resultant percentage is multiplied by 92 days to derive the DSO amount.  Omnicare’s DSO approximated 74 days at December 31, 2009, which was lower than the December 31, 2008 DSO amount of 79 days by  approximately 5 days.  On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company.  Specifically, approximately $100 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of December 31, 2009, of which approximately $95 million is past due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).  The $100 million represents approximately 6 days of the overall DSO at December 31, 2009.  As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays.  As of December 31, 2009, copays outstanding from Part D Plans were approximately $16 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s consolidated results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of December 31, 2009 was $332.6 million, compared with $319.4 million at December 31, 2008.  The allowance for doubtful accounts represented 21.6% and 19.3% of gross receivables (net of contractual allowances) as of December 31, 2009 and 2008, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of December 31, 2009 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $15.4 million pretax.

The following table is an aging of the Company’s December 31, 2009, September 30, 2009 and December 31, 2008 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2009
	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$324,942	$177,054	$501,996
Facility payors	407,151	361,860	769,011
Private Pay payors	106,321	142,485	248,806
CRO	19,121	2,264	21,385
Total gross accounts receivable
(net of contractual allowance adjustments)	$857,535	$683,663	$1,541,198

	September 30, 2009
	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$348,102	$178,267	$526,369
Facility payors	418,920	362,291	781,211
Private Pay payors	108,052	142,023	250,075
CRO	16,071	2,373	18,444
Total gross accounts receivable
(net of contractual allowance adjustments)	$891,145	$684,954	$1,576,099

	December 31, 2008
	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$377,765	$173,307	$551,072
Facility payors	479,185	352,036	831,221
Private Pay payors	117,543	129,530	247,073
CRO	27,609	-	27,609
Total gross accounts receivable
(net of contractual allowance adjustments)	$1,002,102	$654,873	$1,656,975

Patient charges pending approval from Medicare, Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end.  Once an approval to bill Medicare, Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicare, Medicaid or third-party receivable amount is recorded.  The Company’s policy is to resolve accounts receivable with pending status as soon as practicable.  Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2009.

Omnicare has standard policies and procedures for collection of its accounts receivable.  The Company’s collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, the use of an in-house national collections department or outside collection agencies, and potentially mediation/arbitration or litigation when accounts are considered unresponsive.  Omnicare’s collection efforts primarily relate to its facility and private pay customers, as well as efforts to collect/rework Medicare Part D copays and rejected claims.  When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the national credit and collections department includes the exposed balance in its allowance for doubtful accounts requirements.  At such time that a balance is definitively deemed to be uncollectible by Omnicare management (including the national credit and collections department), collections agencies and/or outside legal counsel, the balance is manually written off against the allowance for doubtful accounts.  At December 31, 2009, except for the accounts receivable matters separately disclosed in this Filing, the Company does not have a significant portion of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

Given the Company's experience, management believes that the aggregate reserves for potential losses are adequate, but if any of the Company's larger customers were to unexpectedly default on their obligations to Omnicare, the Company’s overall allowances for doubtful accounts may prove to be inadequate.  In particular, if economic conditions worsen, the payor mix shifts significantly, additional Part D payment issues arise, or the Company's customers' reimbursement rates are adversely affected, impacting Omnicare’s customers' ability to pay their bills, management may adjust the allowance for doubtful accounts accordingly, and the Company’s accounts receivable collections, cash flows, financial position and results of operations would then be, potentially, adversely affected.

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

Goodwill
The authoritative guidance for goodwill and other intangible assets requires that goodwill and other indefinite-lived intangible assets be reviewed for impairment using a fair value based approach at least annually.  This guidance requires the Company to assess whether there is an indication that goodwill is impaired, and requires goodwill to be tested between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its book carrying amount.  The Company's assessments to date have indicated that goodwill has not been impaired.

The Company’s assessment of goodwill impairment is largely dependent on estimates of future cash flows at the aggregated reporting unit level, and a weighted-average cost of capital.  The estimates of these future cash flows are based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis is performed.  Further, they require management’s subjective judgments and take into account assumptions about overall growth rates and increases in expenses.  To the extent the book carrying value of the assets would exceed their fair value; an impairment loss may be necessary.  Changes in the estimates of future cash flows or weighted-average cost of capital due to unforeseen events and circumstances could cause Omnicare’s analysis to indicate that goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of the Company’s goodwill, which could be material to the Company's financial position, results of operations or cash flows.

Insurance Accruals
Omnicare is self-insured for certain employee health insurance claims.  The Company manages its health insurance risk by obtaining individual and aggregate stop-loss coverage in the amount of $225,000 per claim and 125% of expected aggregate claims.  Additionally, Omnicare insures all of its property and casualty programs (including worker's compensation and professional liability) in excess of self-insured retentions, or deductibles, on the various policies of insurance (which range from between $50,000 and $1,000,000 per claim, depending on the type of coverage).  Omnicare closely monitors and continually evaluates its historical claims experience, and obtains input from third-party insurance and valuation professionals, to estimate the appropriate level of accrual for its self-insured programs, including the aforementioned deductibles.  These accruals include provision for incurred, as well as incurred but not yet reported, claims.  In developing its self-insurance accrual estimates, the Company’s liability calculation also considers the historical claim lag periods and current payment trends of insurance claims (generally approximately 2 months for health, and 48-60 months for all other coverages).  A change in the historical claim lag period assumption by one month for health insurance claims would affect health insurance expense by approximately $3.6 million pretax.  A change in the historical claim lag period by one month for property and casualty insurance claims would affect property and casualty insurance expense by approximately $0.8 million pretax.

Although significant fluctuations may occur in the short-term due to unforeseen events potentially resulting in atypical claims experience, the Company's historical claims experience, coupled with its stop-loss coverages, has consistently supported management’s assumption that this methodology provides for reasonable insurance expense estimates and accruals over a long-term period.

Employee Benefit Plans
For certain of its employee benefit plans, the Company utilizes estimates in developing its actuarial assumptions (including such items as the expected rate of return on plan assets, discount rate, mortality rates, and the assumed rate of compensation increase, among other items), and relies on actuarial computations to estimate the future potential liability, expense and funding requirements associated with these benefits.  While it is required that the actuarial assumptions be reviewed each year as of the measurement date of December 31, the actuarial assumptions generally do not change between measurement dates.  During Omnicare’s annual review, generally near the beginning of the fiscal year, the Company reviews and updates these assumptions, and considers historical experience, current market conditions and input from its third-party advisors, including any changes in interest rates, in making these assumptions.  These actuarial assumptions and estimates attempt to anticipate future events, and if assessed differently, or if they materially vary from actual results due to changing market and economic conditions, could have a significant impact on the Company's consolidated financial position, results of operations or cash flows.  However, a one percentage point change in any of the individual aforementioned assumptions used to calculate the Company’s pension obligation, holding all other assumptions constant, is not expected to have a material impact on the Company's consolidated operating results.

Taxes
In accordance with the authoritative guidance regarding accounting for income taxes, the Company estimates its current and deferred tax assets and liabilities, including those relating to acquired subsidiaries, based on current tax laws in the statutory jurisdictions in which it operates.  These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, as well as the realization of deferred tax assets (including those relating to net operating losses).  The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized.

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

The Company also reviews its tax liabilities, including those relating to acquired subsidiaries, giving consideration to the relevant authoritative guidance, including accounting for uncertainty in income taxes, which provides guidance for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return. Under this authoritative guidance, recognition and measurement are considered discrete events.  The recognition threshold is met when it is determined a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.  If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Omnicare operates in a significant number of states and tax jurisdictions with varying tax laws.  The Company is subject to both federal and state audits of tax returns in the normal course of business.  While the Company believes it has provided adequately for tax liabilities in its consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on Omnicare’s consolidated financial position, results of operations or cash flows.  If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience tax losses.  Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential tax gains.  A one percentage point change in the Company's overall 2009, 2008 and 2007 effective tax rates would impact tax expense and net income by $3.3 million, $2.4 million and $1.7 million, respectively.

Stock-Based Compensation
As further described in the “Stock-Based Compensation,” note of the Notes to the Consolidated Financial Statements, this authoritative guidance requires the Company to record compensation costs relating to share-based payment transactions in its financial statements under a fair value recognition model.  Under the provisions of this authoritative guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period).

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

Legal Contingencies
As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject (and including reviews of individual Omnicare pharmacy’s reimbursement documentation and administrative practices).  Oftentimes, these inspections, audits and inquiries relate to prior periods, including periods predating Omnicare’s actual ownership of a particular acquired unit.  The Company is also involved with various legal actions arising in the normal course of business.  Each quarter, the Company reviews, including consultation with its outside legal advisors where applicable, the status of inspections, audits, inquiries, legal claims and legal proceedings and assesses its potential financial exposure.  If the potential loss from any of these is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss, in accordance with the authoritative guidance regarding accounting for contingencies.  To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, the low end of the range is accrued, as required by GAAP.  Because of inherent uncertainties related to these matters, the use of estimates, assumptions, judgments and external factors beyond the Company’s control, accruals are based on the best information available at the time.  As additional information becomes available, Omnicare reassesses the potential liability related to any pending inspections, audits, inquiries, claims and litigation and may revise its estimated exposure upward or downward accordingly.  Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s consolidated financial statements.

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

The Part D drug benefit permits Medicare beneficiaries to enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”).  Part D Plans include plans providing the drug benefit on a stand-alone basis (known as “prescription drug plans”, or “PDPs”) and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (known as “MA-PDs”).  Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although the Centers for Medicare & Medicaid Services (“CMS”) provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries.  Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the Medicare drug benefit, unless they elect to opt out of Part D coverage.  Many nursing home residents Omnicare serves are dual eligibles.  In 2009, approximately 43% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries.  As of December 31, 2009, copays outstanding from Part D Plans were approximately $16 million, relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions.  Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct copays.  Similarly, on October 22, 2009, CMS published proposed rules that would make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes.  Language in the preamble to the proposed rule suggests that Part D Plans would be required to correct and pay copay amounts within 45 days of receiving complete information for the copay reconciliation.  However, until a final rule is issued and all administrative and payment issues are fully resolved, there can be no assurance that implementation issues associated with the Part D drug benefit will not adversely impact the Company’s results of operations, financial position or cash flows.

For Medicare beneficiaries covered under a Medicare Part A stay, the Company receives reimbursement for drugs provided to such residents from the SNFs, in accordance with the terms of the agreements it has negotiated with each SNF.  The Company also receives reimbursement from the state Medicaid programs, for those Medicaid beneficiaries not eligible for the Part D program, including those under age 65 who are not disabled, and for certain drugs specifically excluded from Medicare Part D.

CMS has issued subregulatory guidance on many aspects of the Part D program, including the provision of pharmaceutical services to long-term care residents.  CMS has also expressed some concerns about pharmacies’ receipt of discounts, rebates and other price concessions from drug manufacturers.  For 2007 and 2008, CMS instructed Part D Plan sponsors to require pharmacies to disclose to the Part D Plan sponsor any discounts, rebates and other direct or indirect remuneration designed to directly or indirectly influence or impact utilization of Part D drugs.  The Company reported information specified by CMS with respect to rebates received by the Company for 2007 and the first quarter of 2008 to those Part D Plans which agreed to maintain the confidentiality of such information.  On November 2008, CMS suspended collection of the long-term care pharmacy rebate data from Part D Plan sponsors for calendar years 2008 and 2009.  Instead, CMS developed its plan to collect different non-rebate information to focus plan attention on network pharmacy compliance and appropriate drug utilization management.  The final Part D reporting requirements for calendar year 2010 include instructions for plans to report to CMS the number and cost of formulary versus non-formulary prescription drugs dispensed in the aggregate by each long-term care pharmacy and by all retail pharmacies as a group in the Part D Plan’s service area.  CMS also issued a memo on November 25, 2008 reminding Part D Plan sponsors of the requirement to (1) provide convenient access to network long-term care pharmacies to all of their enrollees residing in long-term care facilities, and (2) exclude payment for drugs that are covered under a Medicare Part A stay that would otherwise satisfy the definition of a Part D drug.  The Company will continue to work with Part D Plan sponsors to ensure compliance with CMS’s evolving policies related to long-term care pharmacy services.

On July 15, 2008, Congress enacted the "Medicare Improvements for Patients and Providers Act of 2008” (“MIPPA”).  This law includes further reforms to the Part D program.  Among other things, as of January 1, 2010, the law requires that long-term care pharmacies have between 30 and 90 days to submit claims to a Part D Plan.  As of January 1, 2009, Part D Plan sponsors must update the prescription drug pricing data they use to pay pharmacies at least every seven days.  The law also expands the number of Medicare beneficiaries who are entitled to premium and cost-sharing subsidies by modifying previous income and asset requirements, eliminates late enrollment penalties for beneficiaries entitled to these subsidies, and limits the sales and marketing activities in which Part D Plan sponsors may engage.  On September 18, 2008, CMS published final regulations implementing many of the MIPPA Part D provisions, and the agency published another interim final rule with comment period on January 16, 2009 implementing additional MIPPA provisions related to drug formularies and protected classes of drugs.  Additional legislative proposals are pending before Congress that could further modify the Part D benefit, including proposals that could impact the payment available or pricing for drugs under Part D Plans.  The Company cannot predict at this time whether such legislation will be enacted or the form any such legislation would take.  The Company can make no assurances that future Part D legislation would not impact its business.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B.  Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B.  The changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, new clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements.  Only suppliers that are winning bidders will be eligible to provide competitively bid items to Medicare beneficiaries in the selected areas, and winning bidders will be paid based on the median of the winning suppliers’ bids for each of the selected items in the region, rather than the Medicare fee schedule amount.

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008.  In light of concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, required that new bidding be conducted for the first round, and required certain reforms to the bidding process.  Among other things, the law requires CMS to rebid those areas in 2009, with bidding for round two delayed until 2011.  The delay is being financed by reducing Medicare fee schedule payments for all items covered by the round one bidding program by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions).  The legislation also includes a series of procedural improvements to the bidding process.  CMS published an interim final rule with comment period to implement the MIPPA competitive bidding changes on January 16, 2009, and on April 17, 2009 announced that it is proceeding with implementation of the January 16, 2009 rule after a brief delay.  Bidding for the new round one of the program began October 21, 2009, and ended December 21, 2009.  Contract suppliers are expected to be announced in June 2010, and the program is scheduled to go into effect January 1, 2011.  The Company participated in the new bidding process for round one. There is no assurance that we will be a successful bidder in the DMEPOS competitive bidding process, or that reimbursement levels established through the bidding process would not adversely impact the Company.

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

With respect to Medicaid, many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  States have considerable latitude in setting payment rates for nursing facilities.  States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver.  Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs.  The Deficit Reduction Act (“DRA”), enacted in 2006, also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes.  Such initiatives could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities.  No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid.  Like the current upper limit, it only applies to drug ingredient costs and does not include dispensing fees, which will continue to be determined by the states.  First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent.  Thus, the federal upper limit is triggered when there are two or more therapeutic equivalents, instead of three or more as was previously the case.  Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price (“AMP”).  Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years.  On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules.  Among other things, the final rule: established a new federal upper limit calculation for multiple source drugs based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its Web site; and established a uniform definition for AMP.  Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test).  However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program.  The order also enjoins CMS from posting AMP data on a public Web site or disclosing it to states.  As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits has been delayed until further notice.  Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the definition of multiple source drug set forth in the July 17, 2007 final rule.  In short, the effect of the rule will be that federal upper limits apply in all states unless the state finds that a particular generic drug is not available within that state.  While the rule’s effective date was April 14, 2008, it was subject to public comment.  CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies.  On October 7, 2008, CMS published the final version of this rule, responding to public comments received on the March 14, 2008 regulation.  The final rule adopted the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates.  Moreover, MIPPA delayed the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevented CMS from publishing AMP data before October 1, 2009.  To date, CMS has not issued a new rule or published such AMP data.  Therefore, at this time upper payment limits continue to be determined under the pre-DRA rules.  With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously.  However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs.  Until the litigation regarding the final rule is resolved and new upper limit amounts are published by CMS, the Company cannot predict the impact of the final rule on the Company’s business.  Further, there can be no assurance that federal upper limit payments under pre-DRA rules, CMS adoption of a revised rule under the DRA, Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact the Company’s business.

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009.  This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information.  The law also strengthens federal privacy and security provisions to protect personally-identifiable health information.  In addition, the legislation increases Federal Medical Assistance Percentage (“FMAP”) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls.  The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt. The Obama Administration has issued a variety of guidance documents and regulations to implement the new law.  Congress also is considering extending the temporary Medicaid provisions as part of legislation designed to spur job creation, although such legislation has not been enacted to date.  The Company continues to review the implementation of the law and assess the potential impact of the various provisions on the Company.

Two other recent actions at the federal level could impact Medicaid payments to nursing facilities.  The Tax Relief and Health Care Act of 2006 modified several Medicaid policies including, among other things, reducing the limit on Medicaid provider taxes from 6 percent to 5.5 percent from January 1, 2008 through September 30, 2011.  On February 22, 2008, CMS published a final rule that implements this legislation, and makes other clarifications to the standards for determining the permissibility of provider tax arrangements.  Provisions of the rule were repeatedly delayed; currently the enforcement is delayed until June 30, 2010.  Second, on May 21, 2007, CMS published a rule designed to ensure that Medicaid payments to governmentally operated nursing facilities and certain other health care providers are based on actual costs and that state financing arrangements are consistent with the Medicaid statute.  CMS estimates that the rule would save $120 million during the first year and $3.87 billion over five years, but Congress blocked the rule through April 1, 2009.  The American Recovery and Reinvestment Act of 2009 expressed the sense of Congress that the Secretary of Health and Human Services should not promulgate the provider cost limit rule, citing a ruling by the United States District Court for the District of Columbia that the final rule was “improperly promulgated.”

Broader changes in federal healthcare policy have been proposed by President Obama and are currently under consideration by Congress.  The House of Representatives approved a sweeping health reform bill, H.R. 3962, the Affordable Health Care for America Act, on November 7, 2009.  The Senate approved its version of the measure, H.R. 3590, the Patient Protection and Affordable Care Act, on December 24, 2009.  Both bills seek to expand access to affordable health insurance through insurance market reforms, the establishment of health insurance “exchanges” through which individuals and small businesses can purchase qualified insurance coverage, and expansion of the Medicaid program.  The House version of the bill also would establish a public health insurance option to compete with private health insurers.  Among many other things, both versions of the legislation include significant reimbursement cuts to Medicare providers, including skilled nursing facilities, although details vary between the plans.  In addition, the House bill would require the Secretary to negotiate Medicare Part D drug prices directly with pharmaceutical manufacturers and remove deadlines for long-term care pharmacies to file Part D claims, while both versions would require Part D plans to develop utilization management techniques to reduce prescription drug waste in long-term care facilities.  The reform plans also would increase the Medicaid drug rebate level paid by pharmaceutical manufacturers and expand the drugs that are subject to such rebates.  Congressional leaders and the Administration have been working to develop a compromise bill reconciling differences between the two approaches, but it is unclear at this time whether a bill will be enacted, and if so, which provisions will be included in such a bill.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”).  AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities.  The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same.  In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement.  The Court granted preliminary approval of both agreements, but later after hearing various objections to the proposed settlements, indicated that it would not approve them.  On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future.  First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees.  On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class.  First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the mark-up on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span).  On March 17, 2009 the Court approved the proposed settlements, with a modification by the Court requiring that the change in mark-ups take place 180 days after the order approving the settlements in entered.  The Court entered an order approving the settlements on March 31, 2009.  While several entities appealed the Court’s order to the United States Court of Appeals for the First Circuit, on September 3, 2009 the Court of Appeals upheld the settlements.  First DataBank and Medi-Span implemented the changes in AWP on September 26, 2009.

The Company has taken a number of steps to prevent or mitigate the adverse effect on the Company’s reimbursement for drugs and biologicals which could otherwise result from these settlements.  For most state Medicaid programs reimbursing under an AWP formula, the Company is currently being reimbursed under old rate formulas using the new AWPs published in accordance with the settlements, resulting in lower reimbursement under these programs.  There can be no assurance that the First DataBank and Medi-Span settlements and associated unilateral actions by First DataBank and Medi-Span, or actions, if any, by the Company’s payors relating to AWP, will not have a further adverse impact on the Company’s reimbursement for drugs and biologicals and have implications for the use of AWP as a benchmark from which pricing in the pharmaceutical industry is negotiated, which could adversely affect the Company’s results of operations, financial position or cash flows.

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

PAGE
Financial Statements:

Financial Statement Schedule:

II - Valuation and Qualifying Accounts	S-1

All other financial statement schedules are omitted because they are not applicable or because the required information is shown elsewhere in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 3 and 5 to the consolidated financial statements the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion and the manner in which it accounts for business combinations in 2009, respectively.  Furthermore, as discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 25, 2010

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	For the years ended December 31,
	2009	2008 (a)	2007 (a)

Net sales	$6,166,209	$6,205,715	$6,100,394
Cost of sales	4,673,848	4,648,173	4,592,656
Repack matters (Note 17)	(2,642)	5,531	14,788
Gross profit	1,495,003	1,552,011	1,492,950
Selling, general and administrative expenses	821,740	908,586	867,859
Provision for doubtful accounts (Note 1)	93,215	106,439	206,781
Restructuring and other related charges (Note 16)	29,155	35,784	27,883
Litigation and other related charges (Note 17)	77,449	99,267	42,516
Repack matters (Note 17)	1,503	914	2,405
Acquisition and other related costs (Note 5)	1,399	-	-
Operating income	470,542	401,021	345,506
Investment income	9,670	9,782	8,715
Interest expense	(119,896)	(143,073)	(163,073)
Amortization of discount on convertible notes (Note 11)	(27,977)	(25,934)	(24,041)
Income from continuing operations before income taxes	332,339	241,796	167,107
Income tax provision	97,523	97,270	65,123
Income from continuing operations	234,816	144,526	101,984
Loss from discontinued operations (Note 4)	(22,893)	(4,053)	(2,379)

Net income	$211,923	$140,473	$99,605
Earnings (loss) per common share - Basic:
Continuing operations	$2.01	$1.23	$0.85
Discontinued operations	(0.20)	(0.03)	(0.02)
Net income	$1.81	$1.20	$0.83

Earnings (loss) per common share - Diluted:
Continuing operations	$2.00	$1.22	$0.84
Discontinued operations	(0.19)	(0.03)	(0.02)
Net income	$1.80	$1.19	$0.82

Weighted average number of common shares outstanding:
Basic	117,094	117,466	119,380
Diluted	117,777	118,313	121,258

(a) As adjusted. See additional information at Notes 3 and 4.

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC.  AND SUBSIDIARY COMPANIES

(in thousands, except share data)	December 31,
	2009	2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$275,709	$214,668
Restricted cash	15,264	1,891
Accounts receivable, less allowances of $332,603 (2008-$319,417)	1,208,595	1,337,558
Unbilled receivables, CRO	21,868	22,329
Inventories	368,477	449,023
Deferred income tax benefits	113,575	134,249
Other current assets	197,492	176,989
Current assets of discontinued operations	18,627	34,986
Total current assets	2,219,607	2,371,693

Properties and equipment, at cost less accumulated
depreciation of $324,995 (2008-$300,880)	208,969	208,527
Goodwill	4,273,695	4,211,221
Identifiable intangible assets, less accumulated
amortization of $186,424 (2008-$149,538)	297,153	329,446
Rabbi trust assets for settlement of pension obligations	133,040	134,587
Other noncurrent assets	145,781	137,526
Noncurrent asssets of discontinued operations	45,859	57,245
Total noncurrent assets	5,104,497	5,078,552
Total assets	$7,324,104	$7,450,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,886	$333,728
Accrued employee compensation	43,688	50,082
Deferred revenue, CRO	11,226	23,227
Current debt	127,071	1,784
Other current liabilities	173,972	221,632
Current liabilities of discontinued operations	7,206	10,336
Total current liabilities	620,049	640,789
Long-term debt, notes and convertible debentures (Note 11)	1,980,239	2,352,824
Deferred income tax liabilities	571,622	525,426
Other noncurrent liabilities	276,201	276,284
Noncurrent liabilities of discontinued operations	-	53
Total noncurrent liabilities	2,828,062	3,154,587
Total liabilities	3,448,111	3,795,376
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized,
127,824,800 shares issued (2008-125,583,300 shares issued)	127,825	125,583
Paid-in capital (Note 11)	2,269,905	2,224,129
Retained earnings	1,698,620	1,498,171
Treasury stock, at cost-7,545,000 shares (2008-7,135,300 shares)	(205,017)	(193,178)
Accumulated other comprehensive (loss) income	(15,340)	164
Total stockholders' equity	3,875,993	3,654,869
Total liabilities and stockholders' equity	$7,324,104	$7,450,245

(a)	As adjusted. See additional information at Notes 3 and 4.
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands)
	For the years ended December 31,
	2009	2008 (a)	2007 (a)
Cash flows from operating activities:
Net income	$211,923	$140,473	$99,605
Loss from discontinued operations	22,893	4,053	2,379
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation	49,440	47,858	49,155
Amortization	90,136	90,135	81,985
Deferred tax provision	91,728	57,286	32,555
Changes in assets and liabilities, net of effects
from acquisition and divesture of businesses:
Accounts receivable and unbilled receivables, net of
provison for doubtful accounts	142,498	43,148	169,517
Inventories	84,469	3,887	12,880
Current and noncurrent assets	(14,635)	74,505	(63,868)
Accounts payable	(76,974)	(45,072)	106,819
Accrued employee compensation	(5,536)	21,912	(920)
Deferred revenue	(11,984)	1,142	(4,354)
Current and noncurrent liabilities	(101,609)	(3,171)	16,097
Net cash flows from operating activities of continuing operations	482,349	436,156	501,850
Net cash flows from operating activities of discontinued operations	1,445	2,041	3,679
Net cash flows from operating activities	483,794	438,197	505,529

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(92,889)	(225,710)	(151,135)
Capital expenditures	(30,865)	(59,606)	(42,828)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	(10,547)	847	291
Disbursements for loans and investments	(6,800)	-	-
Other	(3,179)	683	(774)
Net cash flows used in investing activities of continuing operations	(144,280)	(283,786)	(194,446)
Net cash flows used in investing activities of discontinued operations	(557)	(1,507)	(2,442)
Net cash flows used in investing activities	(144,837)	(285,293)	(196,888)

Cash flows from financing activities:
Borrowings on line of credit facilities	-	396,000	95,000
Payments on line of credit facilities, term A loan and notes payable	(275,000)	(485,081)	(245,000)
Payments on long-term borrowings and obligations	(1,592)	(2,833)	(4,342)
(Decrease) in cash overdraft balance	(637)	(5,449)	(3,580)
Payments for Omnicare common stock repurchases (Note 2)	-	(100,165)	-
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	9,666	(1,390)	(8,966)
Excess tax benefits from stock-based compensation	2,367	963	4,112
Dividends paid	(10,733)	(10,751)	(10,971)
Net cash flows used in financing activities of continuing operations	(275,929)	(208,706)	(173,747)
Net cash flows used in financing activities of discontinued operations	(479)	(360)	(1,392)
Net cash flows used in financing activities	(276,408)	(209,066)	(175,139)

Effect of exchange rate changes on cash	(1,099)	(3,196)	2,912
Net increase (decrease) in cash and cash equivalents	61,450	(59,358)	136,414
Less increase (decrease) in cash and cash equivalents of discontinued operations	409	174	(155)
Increase (decrease) in cash and cash equivalents of continuing operations	61,041	(59,532)	136,569
Cash and cash equivalents at beginning of year	214,668	274,200	137,631

Cash and cash equivalents at end of year	$275,709	$214,668	$274,200

(a) As adjusted. See additional information at Notes 3 and 4.
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except per share data)

					Accumulated
					Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Capital (a)	Earnings (a)	Stock	Income	Equity (a)
Balance at January 1, 2007, as reported	$124,269	$1,885,529	$1,300,550	$(86,755)	$(60,142)	$3,163,451
Adjustment to initially adopt authoritative guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement)	-	278,502	(14,931)	-	-	263,571
Balance at January 1, 2007, as adjusted	124,269	2,164,031	1,285,619	(86,755)	(60,142)	3,427,022
Cumulative FIN 48 adjustment (Note 14)			(5,804)			(5,804)
Dividends paid ($0.09 per share)	-	-	(10,971)	-	-	(10,971)
Stock acquired/issued for benefit plans	-	292	-	9,248	-	9,540
Stock option exercises and amortization/forfeitures	85	6,509	-	-	-	6,594
Stock awards, net of amortization/forfeitures	245	24,732	-	(12,284)	-	12,693
Subtotal	124,599	2,195,564	1,268,844	(89,791)	(60,142)	3,439,074
Net income	-	-	99,605	-	-	99,605
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	-	-	-	-	2,183	2,183
Unrealized appreciation in fair value of
investments	-	-	-	-	3,823	3,823
Amortization of pension benefit costs	-	-	-	-	7,085	7,085
Actuarial loss on pension obligations	-	-	-	-	(10,552)	(10,552)
Equity adjustment for long-term
care plan liabilities	-	-	-	-	(395)	(395)
Comprehensive income	-	-	99,605	-	2,144	101,749
Balance at December 31, 2007	124,599	2,195,564	1,368,449	(89,791)	(57,998)	3,540,823
Dividends paid ($0.09 per share)	-	-	(10,751)	-	-	(10,751)
Stock acquired/issued for benefit plans	-	(343)	-	2,319	-	1,976
Stock option exercises and amortization/forfeitures	264	10,138	-	-	-	10,402
Common stock repurchase	-	-	-	(100,165)	-	(100,165)
Stock awards, net of amortization/forfeitures	720	18,770	-	(5,541)	-	13,949
Subtotal	125,583	2,224,129	1,357,698	(193,178)	(57,998)	3,456,234
Net income	-	-	140,473	-	-	140,473
Other comprehensive income, net of tax:
Cumulative translation adjustment	-	-	-	-	224	224
Unrealized appreciation in fair value of
investments	-	-	-	-	4,940	4,940
Amortization of pension benefit costs	-	-	-	-	9,292	9,292
Actuarial gain on pension obligations	-	-	-	-	43,706	43,706
Comprehensive income	-	-	140,473	-	58,162	198,635
Balance at December 31, 2008	$125,583	$2,224,129	$1,498,171	$(193,178)	$164	$3,654,869

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except per share data)

					Accumulated
					Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Capital (a)	Earnings (a)	Stock	Income	Equity (a)
Balance at December 31, 2008	125,583	2,224,129	1,498,171	(193,178)	164	3,654,869
Dividends paid ($0.09 per share)	-	-	(10,733)	-	-	(10,733)
Stock acquired/issued for benefit plans	-	23	-	569	-	592
Stock option exercises and amortization/forfeitures	1,079	24,619	-	-	-	25,698
Stock awards/issuance, net of amortization/forfeitures	1,163	21,883	-	(12,408)	-	10,638
Adjustment to deferred tax convertible debt adjustment	-	(749)	(741)	-	-	(1,490)
Subtotal	127,825	2,269,905	1,486,697	(205,017)	164	3,679,574
Net income	-	-	211,923	-	-	211,923
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	-	-	-	-	14,934	14,934
Unrealized depreciation in fair value of
investments	-	-	-	-	(7,267)	(7,267)
Amortization of pension benefit gain	-	-	-	-	2,045	2,045
Actuarial loss on pension obligations	-	-	-	-	(25,216)	(25,216)
Comprehensive income	-	-	211,923	-	(15,504)	196,419
Balance at December 31, 2009	$127,825	$2,269,905	$1,698,620	$(205,017)	$(15,340)	$3,875,993

(a)
Effective January 1, 2009, Omnicare adopted the provisions of the authoritative guidance for accounting for convertible debt that may be settled upon conversion (including partial cash settlement).  Financial statements for all periods presented have been retrospectively restated for this change in accounting.

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company.  Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  At December 31, 2009, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,377,000 beds, including approximately 68,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2008 was approximately 1,390,000 (including approximately 68,000 patients served by patient assistance programs).  Omnicare provides its pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2009.  Omnicare’s pharmacy services also include distribution and product support services for specialty pharmaceuticals. Omnicare’s contract research organization provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 31 countries worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007.  Omnicare consolidates entities in which the Company is the primary beneficiary, in accordance with the authoritative guidance regarding the consolidation of variable interest entities, which requires variable interest entities to be consolidated if the Company is subject to a majority of the risk of loss from the entity’s activities or entitled to receive a majority of the entity’s returns, including residual returns.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

Cash equivalents include all investments in highly liquid instruments with maturities at purchase date of three months or less.

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

The Company establishes allowances for doubtful accounts based on various factors, including historical credit losses and specifically identified credit risks.  Management reviews the allowances for doubtful accounts on an ongoing basis for appropriateness.  For the years ended December 31, 2009, 2008 and 2007, no single customer accounted for 10% or more of revenues.  The Company generally does not require collateral from its customers relating to the extension of credit in the form of accounts receivable balances.

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006.  As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006.  Approximately 43% of the Company’s revenues in 2009 were generated under the Part D program.  The Company estimates that approximately 26% of these Part D revenues relate to patients enrolled in Part D prescription drug plans sponsored by United Health Group and its affiliates (“United”).  Prior to the implementation of the new Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan.  The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees.  The Company continues to have ongoing discussions with Part D Plans in the ordinary course.  The Company may, as appropriate, renegotiate agreements.  Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation.  Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays.  As of December 31, 2009, copays outstanding from Part D Plans were approximately $16 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company.  Specifically, approximately $100 million (excluding interest) is owed to the Company by this group of customers as of December 31, 2009, of which approximately $95 million is past due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).

The provision for doubtful accounts for the year ended December 31, 2009 of $93.2 million was lower than the comparable prior-year’s amounts of $106.4 million and $206.8 million.  The year ended 2007 includes an incremental charge taken in the fourth quarter relating to customer bankruptcies and other legal action against a group of customers for, among other things, the collection of past due receivables, a revised assessment of the administrative and payment issues associated with Prescription Drug Plans under Medicare Part D, particularly relating to the aging of copays and rejected claims, and the resultant adoption by the Company of a modification in its policy with respect to payment authorization for dispensed prescriptions under Medicare Part D and other payors.

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

In 2009, approximately one-half of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs.  These programs include primarily federal Medicare Part D and, to a lesser extent, the state Medicaid programs.  The remainder of Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers.  As previously discussed, a portion of these revenues also was indirectly dependent on government programs.  The table below represents the Company’s approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2009	2008	2007
Private pay, third-party and facilities (a)	42%	43%	42%
Federal Medicare program (Part D & Part B) (b)	44%	42%	43%
State Medicaid programs	9%	10%	11%
Other sources (c)	5%	5%	4%
Totals	100%	100%	100%

(a)	Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare
Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.
(b)	Includes direct billing for medical supplies under Part B totaling 1% in each of the 2009, 2008 and 2007 years.
(c)	Includes our contract research organization.

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

Valuation of Long-Lived Assets

In accordance with the authoritative guidance regarding accounting for the impairment or disposal of long-lived assets, long-lived assets such as property and equipment, software (acquired and internally developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the book carrying amount of the assets may not be recoverable.  An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its book carrying amount.

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements, technology assets, and trademarks and trade names, all originating from business combinations accounted for as purchase transactions.  In accordance with the authoritative guidance regarding goodwill and other intangible assets, goodwill is reviewed at the reporting unit level for impairment using a fair value based approach at least annually.  This guidance requires the Company to assess whether there is an indication that goodwill is impaired, and requires goodwill to be tested between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its book carrying amount.  The Company’s assessments to date have indicated that goodwill has not been impaired.  Intangible assets that are being amortized under the authoritative guidance are amortized over their useful lives, ranging from five to 15 years.

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

The book carrying amount of the Company’s property and casualty accrual available for self-insured retentions and deductibles, at December 31, 2009 and 2008, was $21.4 million and $19.4 million, respectively.  The discount rate utilized in the computation of the property and casualty accrual balance at December 31, 2009 and 2008, with the assistance of the Company’s valuation advisors and giving consideration to anticipated claim lag periods, was 2.4% and 1.4%, respectively.

Revenue Recognition

Revenue is recognized by Omnicare when products are delivered or services are provided to the customer.

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts.  Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors.  Since billing functions for a portion of the Company’s revenue systems, are largely computerized enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor).  For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims.  The Company evaluates several criteria in developing the estimated contractual allowances for billed, unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.  Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented.  Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2009 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position or cash flows.

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

Under certain circumstances, the Company accepts returns of medications and issues a credit memo to the applicable payor.  The Company estimates and accrues for sales returns based on historical return experience, giving consideration to the Company’s return policies.  Product returns are processed in the period received, and are not significant when compared to the overall sales, gross profit and income from continuing operations of the Company.

Contract Research Services Segment

A portion of the Company's overall revenues relates to the Contract Research Services (“CRO” or “CRO Services”) segment, and is earned by performing services under contracts with various pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics companies, based on contract terms.  Most of the contracts provide for services to be performed on a units-of-service basis.  These contracts specifically identify the units-of-service and unit pricing.  Under these contracts, revenue is generally recognized upon completion of the units-of-service.  For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units-of-service.  The Company's contracts provide for additional service fees for scope of work changes.  The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured.  In a number of cases, clients are required to make termination payments in addition to payments for services already rendered.  Any anticipated losses resulting from contract performance are charged to earnings in the period identified.  Billings and payments are specified in each contract.  Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue, on the respective lines of the Consolidated Balance Sheets.

Stock-Based Compensation

The authoritative guidance regarding share-based payments requires the Company to record compensation costs relating to share-based payment transactions in its financial statements under a fair value recognition model.  Under the provisions of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period).  In addition, this method requires compensation cost for the portion of awards for which service has not been rendered (i.e., nonvested portion) and were outstanding as of January 1, 2006.  Estimated compensation cost for awards that were outstanding as of January 1, 2006 is being recognized over the remaining service period using the compensation cost estimate included in the share-based payments pro forma disclosures at the time the awards were issued.

Delivery Expenses

Omnicare incurred expenses totaling approximately $182 million, $194 million and $186 million for the years ended December 31, 2009, 2008 and 2007, respectively, to deliver the products sold to its customers.  Delivery expenses are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

Subsequent Events

In the second quarter of 2009, the Company adopted the provisions of the authoritative guidance for subsequent events, which requires that entities disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The Company evaluated subsequent events through the date the financial statements were issued, and noted no material subsequent events had occurred through this date warranting revision to the financial statements.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with the authoritative guidance regarding accounting for income taxes under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not, and a valuation allowance is established for deferred tax assets which do not meet this threshold.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) adjustments at December 31, 2009 and 2008, net of aggregate applicable tax benefits of $21.5 million and $2.5 million, respectively, by component and in the aggregate, follow (in thousands):

	December 31,
	2009	2008	2007
Cumulative foreign currency translation adjustments	$19,046	$4,112	$3,888
Unrealized gain on fair value of investments	73	7,340	2,400
Pension and postemployment benefits	(34,459)	(11,288)	(64,286)
Total accumulated other comprehensive income (loss) adjustments, net	$(15,340)	$164	$(57,998)

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and stockholders’ equity at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and amounts reported in the accompanying notes to consolidated financial statements.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts and contractual allowance reserve; the net carrying value of inventories; acquisition-related accounting including goodwill and other indefinite-lived intangible assets, and the related impairment assessments; accruals pursuant to the Company’s restructuring initiatives; employee benefit plan assumptions and reserves; stock-based compensation; various other operating allowances and accruals (including employee health, property and casualty insurance accruals and related assumptions); fair value determinations; and current and deferred tax assets, liabilities and provisions.  Actual results could differ from those estimates depending upon the resolution of certain risks and uncertainties.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") revised the authoritative guidance for variable interest entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This guidance is effective for an entity’s first annual reporting period that begins after November 15, 2009.  The Company does not anticipate the effect of this recently issued guidance to be material to its consolidated results of operations, financial position and cash flows.

Reclassifications

Certain reclassifications and adjustments (see ”Change in Method of Accounting for Convertible Debt” note) of prior-year amounts have been made to conform with the current-year presentation.  Further, the Company has discontinued a component of its pharmacy services business (see “Discontinued Operations” note).  All amounts disclosed in these consolidated financial statements and related notes are presented on a continuing operations basis unless otherwise stated.

Note 2 – Common Stock Repurchase Program

On March 27, 2008, the Company announced that its Board of Directors authorized a program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $100 million, depending on market conditions and other factors.  During 2008, the Company repurchased approximately 4.1 million shares at a cost of approximately $100 million.  Accordingly, the Company has utilized the full amount of share repurchase authority and completed the program.  These repurchases were made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements.  As of December 31, 2009, Omnicare had approximately 120.3 million shares of common stock outstanding.

Note 3 – Change in Method of Accounting for Convertible Debt

Effective January 1, 2009, the Company retrospectively adopted the provisions of the authoritative guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which among other items, specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  Comparative financial statements for prior years have been adjusted to apply the new method retrospectively.  The affected financial statement line items and the amount of the adjustments follow (in thousands):

Income Statement
	For the years ended,
	December 31,
	2009	2008	2007

Amortization of discount on convertible notes (Note 11)	$(27,977)	$(25,934)	$(24,041)

Interest expense	936	936	936

Income from continuing operations before income taxes	(27,041)	(24,998)	(23,105)

Income tax provision	(10,310)	(9,363)	(8,654)

Income from continuing operations	$(16,731)	$(15,635)	$(14,451)

Earnings per share from continuing operations:
Basic	$(0.14)	$(0.13)	$(0.12)
Diluted	$(0.14)	$(0.13)	$(0.12)

Comprehensive income	$(16,731)	$(15,635)	$(14,451)

Statement of Cash Flows
	For the years ended,
	December 31,
	2009	2008	2007
Cash flows from operating activities from continuing operations:

Net income	$(16,731)	$(15,635)	$(14,451)

Amortization expense	27,977	25,934	24,041

Deferred tax provision	(10,310)	(9,363)	(8,654)

Change in other current and noncurrent assets	(936)	(936)	(936)

Net cash flows from operating activities from continuing operations	-	-	-

See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

Note 4 – Discontinued Operations

In the second quarter of 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture within twelve months.  Selected financial data related to the discontinued operations of this disposal group for the years ended December 31, 2009, 2008 and 2007 follows:

	For the years ended December 31,
	2009	2008	2007
Sales	$76,454	$104,892	$119,616

Loss from discontinued operations of disposal group, pretax	(18,014)	(6,607)	(3,714)
Income tax benefit	7,186	2,554	1,335
Loss from discontinued operations of disposal group, aftertax	(10,828)	(4,053)	(2,379)

Impairment charge, pretax	(14,492)	-	-
Income tax benefit on impairment charge	2,427	-	-
Impairment charge, aftertax	(12,065)	-	-

Loss from discontinued operations, aftertax	$(22,893)	$(4,053)	$(2,379)

In 2009, the disposal group recorded an impairment charge of approximately $14.5 million pretax ($12.1 million aftertax) to reduce the carrying value of the disposal group to fair value as of June 30, 2009.  The net assets held for sale of the disposal group are required to be measured at fair value for periods subsequent to July 1, 2009.  The fair values were based on a market approach utilizing both selected guideline public companies and comparable industry transactions, which would be considered “Level 2” inputs within the fair value hierarchy.  The fair value amount is estimated, is reviewed quarterly and will be finalized once any disposition of the disposal group has been completed.  See the “Fair Value” note of the Notes to Consolidated Financial statements for further discussion on the fair value hierarchy.

Note 5 – Acquisitions

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

Effective January 1, 2009, the Company adopted the provisions of the revised authoritative guidance for business combinations, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions.  The 2009 implementation resulted in acquisition and other related costs of approximately $1.4 million pretax ($0.9 million aftertax) for the year ended December 31, 2009, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions completed during 2009, partially offset by reductions in the Company’s original estimate of contingent consideration payable for acquisitions.

During the years ended December 31, 2009, 2008 and 2007, the Company completed nine, 12 and 20 acquisitions (all of which were in the Pharmacy Services segment) of businesses, respectively, none of which were, individually or in the aggregate, significant to the Company.  Acquisitions of businesses required cash payments of approximately $93 million, $226 million and $151 million (including amounts payable pursuant to acquisition agreements relating to prior-period acquisitions) in 2009, 2008 and 2007, respectively.  The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.  The Company continues to evaluate the tax effects and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions, and accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change.  The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

The purchase agreements for acquisitions generally include clauses whereby the seller will or may be paid additional consideration at a future date depending on the passage of time and/or whether or not certain future events occur.  The agreements also typically include provisions containing a number of representations and covenants by the seller, and provide that if those representations are found not to have been true or if those covenants are violated, Omnicare may offset any payments required to be made at a future date against any claims it may have under indemnity provisions in the related agreement.  Amounts contingently payable through 2010, primarily representing payments originating from earnout provisions of acquisitions which were completed prior to January 1, 2009, total approximately $31 million as of December 31, 2009 and, if paid, will be recorded as additional purchase price, serving to increase goodwill in the period in which the contingencies are resolved and payment is made.  For acquisitions completed since January 1, 2009, estimates of amounts contingently payable have been recorded as part of the initial purchase price and any adjustments have been recorded in the income statement in the period of adjustment, as previously disclosed.  The amount of cash paid for acquisitions of businesses in the Consolidated Statements of Cash Flows represents acquisition-related payments made in each of the years of acquisition, as well as acquisition-related payments made during each of the years pursuant to acquisition transactions entered into in prior-years.

Note 6 – Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,
	2009	2008

Cash	$67,081	$72,510
Money market funds	108,628	11,158
U.S. government-backed repurchase agreements	100,000	131,000
	$275,709	$214,668

Repurchase agreements represent investments in U.S. government-backed treasury issues at December 31, 2009 and 2008, under agreements to resell the securities to the counterparty.  The amounts in the money market funds are shown at fair value based on the quoted market prices of the investments.  The term of the repurchase agreements usually span overnight, but in no case is longer than 30 days.  The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the counterparty.

Note 7 – Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2009	2008
Land	$3,646	$3,646
Buildings and building improvements	15,419	15,263
Computer equipment and software	271,386	256,336
Machinery and equipment	125,019	117,451
Furniture, fixtures and leasehold improvements	118,494	116,711
	533,964	509,407
Accumulated depreciation	(324,995)	(300,880)
	$208,969	$208,527

Note 8 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total
Balance as of January 1, 2008	$4,208,429	$92,055	$4,300,484
Goodwill acquired in the year
ended December 31, 2008	117,494	-	117,494
Other	(204,715)	(2,042)	(206,757)
Balance as of December 31, 2008	4,121,208	90,013	4,211,221
Goodwill acquired in the year
ended December 31, 2009	38,495	-	38,495
Other	21,789	2,190	23,979
Balance as of December 31, 2009	$4,181,492	$92,203	$4,273,695

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

The Company performed its annual goodwill impairment assessment for the years ended December 31, 2009 and 2008 and concluded that goodwill had not been impaired.  Also, at December 31, 2009, the Company did not have any accumulated impairment for its continuing operations.

The table below presents the Company’s other identifiable intangible assets at December 31, 2009 and 2008, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship assets	$377,471	$(154,029)	$223,442
Trademark and trade names	37,709	-	37,709
Non-compete agreements	49,859	(23,689)	26,170
Technology assets	18,178	(8,424)	9,754
Other	360	(282)	78
Total	$483,577	$(186,424)	$297,153

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship assets	$375,176	$(121,034)	$254,142
Trademark and trade names	37,480	-	37,480
Non-compete agreements	48,003	(21,259)	26,744
Technology assets	17,920	(6,942)	10,978
Other	405	(303)	102
Total	$478,984	$(149,538)	$329,446

Pretax amortization expense related to identifiable intangible assets was $39.6 million, $37.2 million and $34.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Omnicare’s trademark and trade names constitute identifiable intangible assets with indefinite useful lives based upon their expected useful lives and the anticipated effects of obsolescence, demand, competition and other factors per the requirements of the authoritative guidance regarding goodwill and other intangible assets.  Accordingly, these trademarks and trade names are not amortized, but are reviewed annually for impairment.  The Company performed its annual assessment for the years ended December 31, 2009 and 2008, and concluded that these assets had not been impaired.

Estimated annual pretax amortization expense for intangible assets subject to amortization at December 31, 2009 for the next five fiscal years is as follows (in thousands):

Year ended	Amortization
December 31,	Expense
2010	$40,290
2011	39,951
2012	38,184
2013	34,198
2014	33,110

Note 9 – Fair Value

On January 1, 2008, the Company adopted the authoritative guidance for fair value measurements, which defines a hierarchy which prioritizes the inputs in fair value measurements.  “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities.  “Level 2” measurements use significant other observable inputs.  “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.  The impact to the Company’s consolidated results of operations, financial position and cash flows upon adoption of this authoritative guidance was not material.  The assets measured at fair value as of December 31, 2009 and 2008 were as follows:

		Based on
		Quoted Prices	Other
	Fair Value	in Active	Observable	Unobservable
	at December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:(1)
Rabbi trust assets (2)	$133,040	$133,040	$-	$-
Interest rate swap agreement - fair value hedge (3)	3,595	-	3,595	-
Derivatives (4)	-	-	-	-
Total	$136,635	$133,040	$3,595	$-

		Based on
		Quoted Prices	Other
	Fair Value	in Active	Observable	Unobservable
	at December 31,	Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:(1)
Rabbi trust assets (2)	$134,587	$134,587	$-	$-
Interest rate swap agreement - fair value hedge (3)	6,013	-	6,013	-
Derivatives (4)	-	-	-	-
Total	$140,600	$134,587	$6,013	$-

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
(2) The fair value of restricted funds held in trust (rabbi trust assets) for settlement of the Company’s pension obligations are based on quoted market prices of the investments held by the trustee.
(3) In connection with its offering of $250 million of 6.125% senior subordinated notes due 2013 (the “6.125% Senior Notes”), the Company entered into an interest rate swap agreement (the “Swap Agreement”) with respect to all $250 million of the aggregate principal amount of the 6.125% Senior Notes.  The Swap Agreement hedges against exposure to long-term U.S. dollar interest rates, and is designated and accounted for as a fair value hedge.  The Company is accounting for the Swap Agreement in accordance with the authoritative guidance regarding accounting for derivative instruments and hedging activities, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes.  The fair value of the Swap Agreement is recorded in the “Other noncurrent assets” or “Other noncurrent liabilities” line of the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 6.125% Senior Notes.  The fair value of over-the-counter derivative instruments, such as the Company’s interest rate swap, can be modeled for valuation using a variety of techniques.  The Company’s interest rate swap is valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread as allowed by the authoritative guidance for fair value measurements.  As such, the swap is categorized within Level 2 of the hierarchy.

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

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2009		December 31, 2008
Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$248,000	$250,000	$208,800
6.75% senior subordinated notes, due 2013	225,000	219,500	225,000	189,000
6.875% senior subordinated notes, due 2015	525,000	528,500	525,000	446,000

4.00% junior subordinated convertible debentures, due 2033
Carrying value	199,071	-	197,029	-
Unamortized debt discount	145,929	-	147,971	-
Principal amount	345,000	254,400	345,000	250,800

3.25% convertible senior debentures, due 2035
Carrying value	773,120	-	747,185	-
Unamortized debt discount	204,380	-	230,315	-
Principal amount	977,500	801,600	977,500	565,100

Note 10 – Leasing Arrangements

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2009 (in thousands):

Year ended
December 31,
2010	$37,386
2011	25,979
2012	22,409
2013	18,730
2014	17,382
Later years	21,739
Total minimum
payments required	$143,625

The Company has approximately $2 million in aggregate minimum rentals scheduled to be received in the future under noncancelable subleases as of December 31, 2009, which would serve to partially reduce the total minimum payments required as presented in the table above.

Total rent expense under operating leases for the years ended December 31, 2009, 2008 and 2007 were $69.1 million, $75.5 million and $71.3 million, respectively.

Note 11 – Debt

A summary of debt follows (in thousands):

	December 31,
	2009	2008
Revolving loans, due 2010	$-	$-
Senior term A loan, due 2010	125,000	400,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	6,524	4,381
Subtotal	2,454,024	2,726,881
Add interest rate swap agreement	3,595	6,013
(Subtract) unamortized debt discount	(350,309)	(378,286)
(Subtract) current portion of debt	(127,071)	(1,784)
Total long-term debt, net	$1,980,239	$2,352,824

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of December 31, 2009 (in thousands):

Year ended
December 31,
2010	$127,071
2011	1,606
2012	940
2013	475,987
2014	754
Later years	1,847,666
Total debt payments	$2,454,024

Total cash interest payments made for the years ended December 31, 2009, 2008 and 2007 were $115.6 million, $135.1 million and $156.0 million.  As of December 31, 2009, the Company had approximately $26 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

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

During the third quarter of 2005, the Company entered into a $3.4 billion Credit Agreement (the “Credit Agreement”) consisting of the aforementioned $1.9 billion 364-day loan facility, with original maturity dates spanning from July 26, 2006 through August 17, 2006 (the “364-Day Loans”), an $800 million revolving credit facility, maturing on July 28, 2010 (the “Revolving Loans”), and a $700 million senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”).  Interest on the outstanding balances of the 364-Day Loans was payable, at the Company’s option, (i) at a Eurodollar Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% or (ii) at an Alternate Base Rate (as defined in the Credit Agreement).  The 364-Day Loans were drawn at various intervals during the third quarter of 2005, with each separate borrowing having a slightly different interest rate based on the timing of the borrowing.  The 364-Day Loans were repaid in full in late 2005 with proceeds from the 2005 Common Stock Offering, the 6.75% Senior Notes, the 6.875% Senior Notes, and the 3.25% Convertible Debentures, as further described below.  Interest on the outstanding balances of the Revolving Loans and the Term Loans is payable, at the Company’s option, (i) at a Eurodollar Base Rate plus a margin based on the Company’s senior unsecured long-term debt securities rating and the Company’s Capitalization Ratio (as defined in the Credit Agreement), that can range from 0.50% to 1.75% or (ii) at an Alternate Base Rate (defined as, for any day, a rate of interest per annum equal to the higher of (a) the Prime Rate for such day and (b) the sum of Federal Funds Effective Rate (as defined in the Credit Agreement) for such day plus 0.50% per annum).  The interest rate on the Revolving Loans and the Term Loans was 2.0% at December 31, 2009.  The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated net worth and a minimum fixed charges coverage ratio, and customary affirmative and negative covenants.

The Company primarily used the net proceeds from the Credit Agreement to repay outstanding borrowings, as of July 28, 2005, under a former 2003 credit facility totaling $123.1 million for a term A loan and $181 million for revolving credit facility loans (the “2003 Credit Facilities”), and for certain acquisitions, primarily NeighborCare.  As of December 31, 2009, there was $125 million outstanding under the Term Loans, and no amount was drawn under the Revolving Loans.

In connection with the execution of the Credit Agreement, the Company has deferred debt issuance costs of $11.7 million.  The Company amortized to expense approximately $1 million of the $11.7 million deferred debt issuance costs during the year ended December 31, 2009, and approximately $3 million for the years ended December 31, 2008 and 2007.

In addition to the new Credit Agreement, the Company had additional borrowings in 2005 of approximately $43 million, primarily consisting of a note payable carrying a five-year term, which was paid in full during the three months ended December 31, 2008.

8.125% Senior Subordinated Notes
During 2001, the Company completed the issuance, at par value, of $375 million of 8.125% senior subordinated notes due 2011.  In connection with the issuance of the 8.125% Senior Notes, the Company deferred $11.1 million in debt issuance costs.

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

6.125% Senior Subordinated Notes
The Company completed, during the second quarter of 2003, its offering of $250 million of 6.125% senior subordinated notes due 2013.  In connection with the issuance of the 6.125% Senior Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.7 million was amortized to expense in each of the three years ended December 31, 2009, 2008 and 2007, respectively.  The 6.125% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

In connection with its offering of the 6.125% Senior Notes, the Company entered into an interest rate swap agreement with respect to all $250 million of the aggregate principal amount of the 6.125% Senior Notes.  Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 2.27%.  The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June.  The Company records interest expense on the 6.125% Senior Notes at the floating rate.  The estimated LIBOR-based floating rate (including the 2.27% spread) was 2.7% as of December 31, 2009.  The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge.  The Company is accounting for the Swap Agreement in accordance with the authoritative guidance for accounting for derivative instruments and hedging activities, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes.  The fair value of the Swap Agreement, approximately $4 million at December 31, 2009, is recorded in the “Other noncurrent assets” or “Other noncurrent liabilities” line of the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 6.125% Senior Notes.

6.75% Senior Subordinated Notes
On December 15, 2005, Omnicare completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013.  In connection with the issuance of the 6.75% Senior Notes, the Company deferred $4.6 million in debt issuance costs, of which approximately $0.6 million was amortized to expense in each of the years ended December 31, 2009, 2008 and 2007, respectively.  The 6.75% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

6.875% Senior Subordinated Notes
On December 15, 2005, Omnicare completed its offering of $525 million aggregate principal amount of 6.875% senior subordinated notes due 2015.  In connection with the issuance of the 6.875% Senior Notes, the Company deferred $10.7 million in debt issuance costs, of which approximately $1 million was amortized to expense in each of the years ended December 31, 2009, 2008 and 2007, respectively.  The 6.875% Senior Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

4.00% Junior Subordinated Convertible Debentures:
During the first quarter of 2005, the Company completed its offer to exchange up to $345 million aggregate liquidation amount of 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 of Omnicare Capital Trust I (the “Old Trust”), for an equal amount of Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II (the “New Trust”).  The New Trust PIERS have substantially similar terms to the Old Trust PIERS, except that the New Trust PIERS have a net share settlement feature.  In connection with the exchange offer, the composition of the Company’s 4.00% junior subordinated convertible debentures underlying the trust PIERS was impacted.  Additional information regarding the 4.00% junior subordinated convertible debentures underlying the Old Trust PIERS and the New Trust PIERS is summarized below.

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

As of December 31, 2009 and 2008, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the New 4.00% Debentures have been classified as long-term debt on the December 31, 2009 and 2008 Consolidated Balance Sheets.

In connection with the issuance of the Old 4.00% Debentures and the New 4.00% Debentures, the Company has deferred $6.1 million in debt issuance costs, of which approximately $0.2 million was amortized to expense in each of the years ended December 31, 2009, 2008 and 2007.

3.25% Convertible Senior Debentures
On December 15, 2005, Omnicare completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035, including the exercise in full by the underwriters of their option to purchase additional debentures.  The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter or during any five consecutive trading days period if, during each of the previous five consecutive trading days, the trading price of the convertible debentures for each day was less than 98 percent of the then current conversion price. The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances, up to a rate not to exceed 1.99 times the original 3.25 percent interest rate per year.  The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures.  Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision.  The embedded derivatives are valued periodically, and at period end, the values of the derivatives embedded in the 3.25% Convertible Debentures were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.  In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred approximately $17.6 million in debt issuance costs, of which approximately $2 million was amortized to expense for the years ended December 31, 2009, 2008 and 2007.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company's 4% Junior Subordinated Convertible Debentures and 3.25% Convertible Senior Debentures.  This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2009 and 2008 of $28.5 million and $26.3 million, respectively ($117.3 million cumulative as of December 31, 2009).  The recorded deferred tax liability could , under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Effective January 1, 2009, the Company retrospectively adopted the provisions of the authoritative guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) (see additional information at the “Change in Method of Accounting for Convertible Debt” note).  Among other items, this guidance specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The adoption of this authoritative guidance impacts the New 4.00% Debentures and the 3.25% Convertible Debentures.  The effect of this accounting change on the carrying amounts of the Company’s debt and equity balances are as follows (in thousands):

	December 31,	December 31,
	2009	2008
Carrying value of equity component	$441,318	$441,318

Principal amount of convertible debt	$1,322,500	$1,322,500
Unamortized debt discount	(350,309)	(378,286)
Net carrying value of convertible debt	$972,191	$944,214

As of December 31, 2009, the remaining amortization period for the debt discount was approximately 23.5 and 6 years for the New 4.00% Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the New 4.00% Debentures and the 3.25% Convertible Debentures were 8.01% and 7.625%, respectively.  The impact of this accounting change was an increase in pretax interest expense of approximately $28 million, $26 million and $24 million ($17 million, $16 million and $15 million aftertax) for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 12 – Stock-Based Compensation

At December 31, 2009, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described more fully below.

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

The assumptions used to value stock options granted during the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Expected volatility	35%	35%	30%
Risk-free interest rate	2.2%	2.2%	3.5%
Expected dividend yield	0.4%	0.4%	0.2%
Expected term of options (in years)	4.8	4.7	4.7
Weighted average fair value per option	$8.16	$7.56	$10.93

Prior to the adoption of the authoritative guidance for share-based payments, the Company recognized the estimated compensation cost of restricted stock awards over the vesting term in accordance with the vesting schedule.  Unrestricted stock awards were expensed during the period granted.  The estimated compensation cost was based on the fair market value of Omnicare’s common stock on the date of the grant.  The Company recognizes the compensation cost of restricted stock awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period, with the amount of stock award compensation cost recognized as of any balance sheet date being at least equal to the portion of the grant-date value of the award that is vested at that date.  Further, unrestricted stock awards are expensed during the year granted.

The company recorded charges relating to the prior implementation of the authoritative guidance for share-based payments, which primarily relate to stock option expense, of approximately $5.6 million, $5.1 million and $6.9 million pretax ($3.5 million, $3.1 million and $4.3 million aftertax) for the years ended December 31, 2009, 2008 and 2007, respectively.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the year ended December 31, 2009 is approximately $5.3 million and $19.3 million, approximately $5.0 million and $22.5 million for the year ended December 31, 2008, and approximately $4.1 million and $19.9 million for the year ended December 31, 2007, respectively.

As of December 31, 2009, there was approximately $68 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately 5.8 years.  The total grant date fair value of shares vested during the year ended December 31, 2009 related to stock awards and stock options was approximately $20.1 million and $4.3 million, respectively.

General Stock Option Information

A summary of stock option activity under the plans for the year ended December 31, 2009, is presented below (in thousands, except exercise price data):

	2009
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	7,348	$30.19
Options granted	167	24.74
Options exercised	(1,079)	15.57
Options forfeited	(113)	33.36
Options outstanding, end of year	6,323	32.50
Options exercisable, end of year	5,234	$33.27

The total exercise date intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $10.4 million, $3.6 million and $1.3 million, respectively.

The following summarizes information about stock options outstanding and exercisable as of December 31, 2009 (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$7.72 - $15.45	8	0.60	$10.59	8	0.60	$10.59
15.46 - 23.17	1,095	2.06	19.00	985	1.31	18.69
23.18 - 30.90	2,828	4.99	26.40	2,154	3.87	26.99
30.91 - 38.61	105	6.24	35.13	39	4.43	34.91
38.62 - 61.79	2,287	5.66	46.48	2,048	5.52	46.95
$7.72 - $61.79	6,323	4.74	$32.50	5,234	4.03	$33.27

General Restricted Stock Award Information

A summary of nonvested restricted stock awards for the year ended December 31, 2009, is presented below (in thousands, except fair value data):

	2009
	Shares	Weighted Average Grant Date Price
Nonvested shares, beginning of year	2,167	$34.23
Shares awarded	1,159	23.76
Shares vested	(594)	33.85
Shares forfeited	(137)	36.56
Nonvested shares, end of year	2,595	$29.52

Note 13 – Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds.  Several of the plans were adopted in connection with certain of the Company’s acquisitions.  The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”).  The Company matches employee contributions in varying degrees (either in shares of the Company’s common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents.  Expense relating primarily to the Company’s matching contributions for these defined contribution plans for the years ended December 31, 2009, 2008 and 2007 was $6.9 million, $6.8 million and $6.6 million, respectively.

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

Components of Net Periodic Pension Cost and Other Amounts
Recognized in Other Comprehensive Income (Pre-tax)
(in thousands):	For the years ended December 31,

Net Periodic Pension Cost (Pre-tax):	2009	2008	2007
Service cost	$1,499	$5,121	$4,348
Interest cost	5,997	9,542	8,204
Amortization of deferred amounts
(primarily prior actuarial losses)	1,000	14,694	11,607
Return on assets	(242)	(483)	(189)
Net periodic pension cost	8,254	28,874	23,970

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income (Pre-tax):
Net loss (gain)	40,342	(71,435)	17,002
Amortization of net (loss)	(1,000)	(14,680)	(11,583)
Amortization of prior service cost	-	(14)	(24)
Total loss (gain) recognized in other comprehensive income	39,342	(86,129)	5,395

Total loss (gain) recognized in net periodic pension
cost and other comprehensive income	$47,596	$(57,255)	$29,365

The estimated amount of net loss in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost during the 2010 year is approximately $7.9 million.

The actuarial assumptions used to calculate net periodic pension costs for years ended December 31 were as follows:

	2009	2008	2007
Discount rate	5.6%	5.8%	5.8%
Rate of increase in compensation levels	10.0%	25.0%	23.0%
Expected rate of return on assets	6.0%	6.0%	6.0%

The actuarial assumptions used to calculate the benefit obligations at the end of plan year were as follows:

	2009	2008	2007
Discount rate	3.8%	5.6%	5.8%
Rate of increase in compensation levels	15.0%	10.0%	25.0%
Expected rate of return on assets	6.0%	6.0%	6.0%

The discount rate assumption was determined giving consideration primarily to the Citigroup Pension Liability Index, and consultation with the Company’s outside employee benefit plan actuary professionals.  It should be noted that the actuarial calculation is highly dependent upon the stock price on the date(s) of stock award vesting and, accordingly, can fluctuate significantly with changes in Omnicare’s stock price.  The expected rate of return on assets was estimated based primarily on the historical rate of return on intermediate-term U.S. Government securities.  Also impacting the benefit obligation was a reduction in the Pension Benefit Guaranty Corporation (“PBGC”) interest rate in 2009 in comparison to the prior year.  The PBGC rate is used to discount the expected annual retirement benefit back to the retirement date to calculate the lump sum value of the retirement benefit.

Obligations and Funded Status
(in thousands):
	For the years ended December 31,
Change in Plan Assets:	2009		2008
Fair value of plan assets at end of prior year	$4,029		$3,561
Actual return on plan assets	(68)		483
Employer contributions	60		7,432
Benefits paid (including SPP plan settlements)	(104)		(7,447)
Fair value of plan assets at end of year	$3,917	(1)	$4,029	(1)

Change in Projected Benefit Obligation:
Projected benefit obligation at end of prior year	$109,696		$173,915
Service cost	1,499		5,121
Interest cost	5,997		9,542
Actuarial loss/(gain)	40,032		(71,435)
Benefits paid (including SPP plan settlements)	(104)		(7,447)
Projected benefit obligation at end of year	$157,120		$109,696

Funded Status:
Projected benefit obligation in excess of plan assets	$(153,203)	(1)	$(105,667)	(1)

Accumulated Benefit Obligation at end of year	$127,264		$107,335

(1)
In addition to the irrevocable trust assets presented at fair value based on the quoted market prices of the investments held by the trustee in the table above, the Company has invested additional funds for settlement of the Company’s pension obligations in rabbi trusts, which totaled $133.0 million and $134.6 million as of December 31, 2009 and 2008, respectively.  Since rabbi trust assets do not serve to offset the Company’s pension obligation for accounting purposes per U.S. GAAP, the funded status above has been reflected as the difference between the projected benefit obligation for all plans and the irrevocable trust plan assets of the Qualified Plan.

The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk.

Amounts Recognized in the Consolidated Balance
Sheets Consist of (in thousands):
	December 31,
	2009	2008
Current liabilities	$17,252	$5,173
Noncurrent liabilities	135,951	100,494
Total	$153,203	$105,667

Amounts Recognized in Accumulated Other
Comprehensive Income (Pretax) Consist of:
Net loss	$55,530	$16,188
Prior service cost	-	-
Total	$55,530	$16,188

Information for Pension Plans with an Accumulated
Benefit Obligation in excess of Plan Assets
(in thousands):
	December 31,
	2009	2008
Qualified Plan:
Projected benefit obligation	$6,242	$4,619
Accumulated benefit obligation	6,242	4,619
Fair value of plan assets (1)	3,917	4,029

EBP Plan:
Projected benefit obligation	150,878	105,077
Accumulated benefit obligation	121,022	102,716
Fair value of plan assets (1)	-	-

Grand Totals:
Projected benefit obligation	157,120	109,696
Accumulated benefit obligation	127,264	107,335
Fair value of plan assets (1)	3,917	4,029

(1)	See "Obligations and Funded Status" table of this note for further discussion.

The estimated aggregate contributions to the rabbi trusts expected to be funded during the year ended December 31, 2010, relating to the Company’s pension obligations and based on the actuarial assumptions in place at year end 2009, are anticipated to be approximately $3 million.  Additionally, no funding is anticipated to be necessary relating to the Qualified Plan.

Projected benefit payments, which reflect expected future service, as appropriate, for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter as of December 31, 2009 are estimated as follows (in thousands):

2010	$17,380
2011	106,559
2012	4,248
2013	3,398
2014	4,302
Years 2015 - 2019	25,060

The Company also has a Long-Term Care Insurance Policy that provides post retirement health care benefits for certain headquarters employees.  The plan expense for each of the three years ended December 31, 2009 was not significant, and the related liability as of December 31, 2009 is $0.6 million.  Further, the adjustment to other accumulated comprehensive income as of December 31, 2009 and 2008, respectively, was immaterial.

Note 14 – Income Taxes

Provision
The provision for income taxes from continuing operations is comprised of the following (in thousands):

	For the years ended December 31,
	2009	2008	2007

Current provision	$5,795	$39,984	$32,568
Deferred provision	91,728	57,286	32,555
Total income tax provision from continuing operations	$97,523	$97,270	$65,123

Tax benefits related to the exercise of stock options and stock awards have been credited (debited) to paid-in capital in amounts of $1.8 million, $(1.2) million and $3.3 million for 2009, 2008 and 2007, respectively.

Effective Income Tax Rate
The difference between the Company’s reported income tax expense from continuing operations and the federal income tax expense from continuing operations computed at the statutory rate of 35% is explained in the following table (in thousands):

	For the years ended December 31,
	2009		2008		2007
Federal income tax at the statutory rate	$116,319	35.0%	$84,628	35.0%	$58,487	35.0%
State, local and foreign income taxes, net
of federal income tax benefit	10,591	3.2	5,221	2.1	3,728	2.2
Reduction for tax positions settled, net of federal income tax benefit	(38,071)	(11.5)	(558)	(0.2)	(95)	-
Other, net (including tax accrual
adjustments)	8,684	2.6	7,979	3.3	3,003	1.8
Total income tax provision from continuing operations	$97,523	29.3%	$97,270	40.2%	$65,123	39.0%

Income tax payments, net, amounted to $60.9 million, $13.6 million and $30.1 million in 2009, 2008 and 2007, respectively.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Accounts receivable reserves	$113,040	$99,513
Net operating loss (“NOL”) carryforwards	86,125	91,080
Accrued liabilities	72,039	111,292
Pension obligations	60,035	39,176
Other	13,963	11,923
Gross deferred tax assets, before valuation allowances	345,202	352,984
Valuation allowances	(20,285)	(23,337)
Gross deferred tax assets, net of valuation allowances	$324,917	$329,647

Amortization of intangibles	$486,785	$442,321
Contingent convertible debentures interest	248,480	227,005
Fixed assets and depreciation methods	29,197	26,841
Subsidiary stock basis	12,259	10,648
Current and noncurrent assets	5,043	8,470
Other	1,200	5,539
Gross deferred tax liabilities	$782,964	$720,824

As of December 31, 2009, the Company has remaining deferred tax benefits related to its federal, state and foreign net operating losses totaling approximately $86 million ($38 million federal, $47 million state and $1 million foreign).  These NOLs will expire, in varying amounts, beginning in 2010 through 2029.  The potential future tax benefits of the NOLs have been offset by $20.3 million of valuation allowance based on the Company’s analysis of the likelihood of generating sufficient taxable income in the various jurisdictions to utilize the benefits before expiration.

Uncertain Tax Positions
The authoritative guidance regarding the accounting for uncertainty in income taxes, became effective on January 1, 2007, and provides guidance for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return.  Under this authoritative guidance, recognition and measurement are considered discrete events.  The recognition threshold is met when it is determined a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.  If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements.

At January 1, 2009, the Company had gross unrecognized tax benefits of $67.5 million and ended the year with the gross unrecognized tax benefits of $28.6 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2009	2008	2007
Unrecognized tax benefits at beginning of year	$67,471	$78,199	$77,151
Additions based on tax positions related to the current year	984	3,108	5,700
Additions for tax positions of prior years	1,251	5,159	888
Reductions for tax positions of prior years	(2,414)	(11,906)	(1,543)
Settlement reductions	(2,042)	(1,517)	(2,257)
Reductions for tax positions settled through the expirations of the statute of limitations	(36,628)	(5,572)	(1,740)
Unrecognized tax benefits at end of year	$28,622	$67,471	$78,199

Included in the balance at December 31, 2009 are $21.7 million of unrecognized tax benefits, net of federal tax benefit, that, if recognized, would affect the effective tax rate.  The liabilities for unrecognized tax benefits are carried in “Other noncurrent liabilities” on the Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date for any significant amounts.  However, it is reasonably possible that $10.2 million, net of federal tax benefit, of unrecognized federal and state tax benefits will reverse within one year of the balance sheet date due to the expiration of statutes of limitations.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses.  During the year ended December 31, 2009, the Company recognized approximately $4.9 million in interest, net of federal tax benefit, and penalties.  The Company had approximately $5.7 million for the payment of interest and penalties accrued at December 31, 2009.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006, and state and local, or non-U.S. income tax examinations, by tax authorities for years before 2005.

Note 15 – Earnings Per Share Data

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	For the years ended December 31,
	Income	Common Shares	Per Common
2009:	(Numerator)	(Denominator)	Share Amounts
Basic EPS
Income from continuing operations	$234,816		$2.01
Loss from discontinued operations	(22,893)		(0.20)
Net income	211,923	117,094	$1.81
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	284	275
Stock options, warrants and awards	-	408
Diluted EPS
Income from continuing operations plus assumed conversions	235,100		$2.00
Loss from discontinued operations	(22,893)		(0.19)
Net income plus assumed conversions	$212,207	117,777	$1.80

2008:
Basic EPS
Income from continuing operations	$144,526		$1.23
Loss from discontinued operations	(4,053)		(0.03)
Net income	140,473	117,466	$1.20
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	279	275
Stock options, warrants and awards	-	572
Diluted EPS
Income from continuing operations plus assumed conversions	144,805		$1.22
Loss from discontinued operations	(4,053)		(0.03)
Net income plus assumed conversions	$140,752	118,313	$1.19

2007:
Basic EPS
Income from continuing operations	$101,984		$0.85
Income from discontinued operations	(2,379)		(0.02)
Net income	99,605	119,380	$0.83
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	284	295
Stock options, warrants and awards	-	1,583
Diluted EPS
Income from continuing operations plus assumed conversions	102,268		$0.84
Income from discontinued operations	(2,379)		(0.02)
Net income plus assumed conversions	$99,889	121,258	$0.82

During the years ended December 31, 2009, 2008 and 2007, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and stock awards excluded from the computation of the diluted EPS for those years totaled approximately 6.2 million, 6.5 million and 4.3 million, respectively.

Note 16 – Restructuring and Other Related Charges

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

This program is expected to be completed over a multi-year period and is estimated to result in total pretax restructuring and other related charges of approximately $120 million.  As presented in further detail below, the Company recorded restructuring and other related charges for the Omnicare Full Potential Program of approximately $29 million, $36 million and $29 million pretax during the years ended December 31, 2009, 2008 and 2007, respectively (approximately $18 million, $22 million and $18 million aftertax, respectively), or cumulative aggregate restructuring and other related charges of approximately $112 million before taxes through 2009.  The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented.  The Company eliminated approximately 1,200 positions in completing its initial phase of the program.  The remainder of the program is currently estimated to result in a net reduction of approximately 1,200 positions (1,900 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 1,170 positions had been eliminated as of December 31, 2009.  The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.  The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.  In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

The restructuring charges primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.  The other related charges are primarily comprised of professional fees.  Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

	Balance at	2007	Utilized	Balance at	2008
	December 31,	Provision/	during	December 31,	Provision/
	2006	Accrual	2007	2007	Accrual
Restructuring charges:
Employee severance	$2,690	$2,300	$(4,955)	$35	$4,578
Employment
agreement buy-outs	-	2,546	(1,347)	1,199	337
Lease terminations	74	5,389	(2,335)	3,128	9,513
Other assets, fees and facility
exit costs	1,169	8,992	(8,303)	1,858	15,897
Total restructuring
charges	$3,933	19,227	$(16,940)	$6,220	30,325

Other related charges		10,235			5,459
Total restructuring and
other related charges		$29,462			$35,784

	Utilized	Balance at	2009	Utilized	Balance at
	during	December 31,	Provision/	during	December 31,
	2008	2008	Accrual	2009	2009
Restructuring charges:
Employee severance	$(4,613)	$-	$12,524	$(8,681)	$3,843
Employment
agreement buy-outs	(1,501)	35	135	(170)	-
Lease terminations	(3,756)	8,885	5,437	(5,319)	9,003
Other assets, fees and facility
exit costs	(15,361)	2,394	5,492	(7,427)	459
Total restructuring
charges	$(25,231)	$11,314	23,588	$(21,597)	$13,305

Other related charges			5,567
Total restructuring and
other related charges			$29,155

As of December 31, 2009, the Company has made cumulative payments of approximately $25 million of severance and other employee-related costs for the Omnicare Full Potential Plan.  The remaining liabilities at December 31, 2009 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and professional fees) and will be settled as these matters are finalized.  The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with the authoritative guidance for employers’ accounting for postemployment benefits; and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with the authoritative guidance regarding accounting for costs associated with exit or disposal activities.

2005 Program
As of December 31, 2009, the Company has substantially completed the finalization of its previously disclosed consolidation plans and other productivity initiatives to streamline pharmacy services (related, in part, to the NeighborCare acquisition) and contract research organization operations, including maximizing workforce and operating asset utilization, and producing a more cost-efficient, operating infrastructure (the “2005 Program”).  The remaining liabilities of $1.8 million at December 31, 2009 are not significant and represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments) and will be settled as these matters are finalized.

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

On January 8, 2010, a qui tam complaint, entitled United States ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court.  The U.S. Department of Justice and the State of Illinois have notified the court that they have declined to intervene in this action.  The complaint was brought by Adam Resnick and Maureen Nehls as private party “qui tam relators” on behalf of the federal government and two state governments.  The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes.  The Company has not been served with the complaint in this action.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

As previously disclosed, the U. S. Attorney’s Office, District of Massachusetts had been investigating allegations under the False Claims Act, 31 U.S.C. (§) 3729, et seq. and various state false claims statutes in five qui tam complaints (Maguire, Kammerer, Lisitza and two sealed complaints) concerning the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company.

The complaints in these cases, which have been dismissed with prejudice by the relators pursuant to the settlement described below (including the two sealed complaints, which have now been unsealed as part of the settlement), alleged that the Company violated the False Claims Act when it submitted claims for name brand drugs when actually providing generic versions of the same drug to nursing homes; provided consultant pharmacist services to its customers at below-market rates to induce the referral of pharmaceutical business; accepted discounts from drug manufacturers in return for recommending that certain pharmaceuticals be prescribed to nursing home residents; accepted rebates, post-purchase discounts, grants and other forms of remuneration from drug manufacturers in return for purchasing pharmaceuticals from those manufacturers and taking steps to increase the purchase of those manufacturers’ drugs; made false statements and omissions to physicians in connection with its recommendations of those pharmaceuticals; substituted certain pharmaceuticals without physician authorization accepted payments from certain generic drug manufacturers in return for entering into purchase arrangements with them; acquired certain institutional pharmacies at above-market rates to obtain contracts between those pharmacies and nursing homes; and made a payment to certain nursing home chains in return for the referral of pharmaceutical business.

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

The Company denies the contentions of the qui tam relators and the federal government as set forth in the settlement agreement and the complaints.  A substantial majority of states in which the Company does business are expected to participate in this settlement.  In addition, the Department of Justice has advised the Company that it has no present intention of pursuing an investigation and/or filing suit under the False Claims Act against the Company with respect to allegations in the qui tam complaints that, during 1999-2003, pharmaceutical manufacturers named as defendants in the complaints made payments to the Company in return for the Company recommending and/or purchasing such manufacturers' drugs.

Pursuant to stipulations of dismissal executed in connection with the settlement agreement, the five complaints were dismissed.  As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C § 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA are expected to result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief.  The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects.  On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995.  On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed.  On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories.  On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances.  Plaintiffs thereafter filed their second amended complaint on January 29, 2007.  The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves.  The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission.  That motion was fully briefed as of May 1, 2007.  In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007.  On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff.  On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case.  Oral argument was held on September 18, 2008.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, as well as affirming the denial of Alaskan Electrical Pension Fund’s motion to intervene.  However, the appellate court reversed the dismissal of the claim brought for violation of Section 11 of the Securities Act of 1933, remanding the case to the district court for further proceedings, including application of the rule requiring plaintiffs to allege fraud with particularity to their Section 11 claim.  On November 3, 2009, plaintiffs filed a motion in the Court of Appeals seeking a rehearing or a rehearing en banc with respect to a single aspect of the Court's decision, namely, whether the federal rule requiring pleading with particularity should apply to their claim under Section 11 of the Securities Act.  On December 16, 2009, that petition was denied, and on January 13, 2010, that Court issued its mandate by which the Section 11 claim was remanded to the district court for further proceedings consistent with the decision and order of October 21, 2009.

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

The years ended 2009, 2008 and 2007 included a $77.4 million, $99.3 million and $42.5 million pretax charge ($53.6 million, $68.7 million and $26.4 million after taxes), respectively, reflected in the “Litigation and other related charges” line of the Consolidated Statements of Income, primarily for litigation-related settlements and professional expenses in connection with the investigation by the United States Attorney’s Office, District of Massachusetts (including the aforementioned increase in the settlement reserve); the Company’s lawsuit against United; the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party; certain other large customer disputes; the inquiry conducted by the Attorney General’s Office in Michigan relating to certain billing issues under the Michigan Medicaid program; the investigation by the federal government and certain states relating to drug substitutions; and the purported class and derivative actions.  Additionally, in connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of this program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts are included in the pretax special item reflected above.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  As a precautionary measure, the Company voluntarily and temporarily suspended operations at this facility.  During the time that this facility was closed, the Company conducted certain environmental tests at the facility.  Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters (as defined below) and certain billing issues.  The Company continues to work to address and resolve certain remaining issues, and fully restore centralized repackaging to its original levels.  In order to replace the capacity of this facility, the Company ramped-up production in its other repackaging facility, as well as onsite in its individual pharmacies.  Further, in order to replace the repackaging capacity of the closed facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the closed facility.  The agreement initially extends through October 2010.  As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents.  Addressing these issues served to increase costs, and as a result, the year ended 2009 included special charges/(credits) of approximately $(1.1) million pretax ($(2.6) million and $1.5 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($(0.7) million after taxes) primarily due to insurance recoveries relating to the quality control, product recall and fire damage issues at this facility (“Repack Matters”), partially offset by additional costs precipitated by the Repack Matters.  The associated costs for the year ended 2008 included special charges of approximately $6.4 million pretax ($5.5 million and $0.9 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($3.9 million after taxes) for costs associated with the Repack Matters.  The associated costs for the year ended 2007 included special charges of $17.2 million pretax ($14.8 million and $2.4 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($10.7 million after taxes) for the incremental costs associated with the Repack Matters.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be  reviewed by its outside advisors.  As of December 31, 2009, the Company has received approximately $10 million in insurance recoveries.

Although the Company cannot know with certainty the ultimate outcome of the matters described in the preceding paragraphs other than as disclosed, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows or, in the case of the investigations regarding the Repack Matters and other billing matters, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges recorded by the Company.

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

Note 18 – Segment Information

Based on the “management approach” as defined by the authoritative guidance for disclosures about segments of an enterprise and related information, Omnicare has two reportable segments.  The Company’s larger reportable segment is Pharmacy Services.  Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals.  The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at December 31, 2009.  The Company’s other reportable segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries in 31 countries around the world at December 31, 2009, including the United States. Where applicable, operating segments have been aggregated giving consideration to the management approach.

The table below presents information about the segments as of and for the years ended December 31, 2009, 2008 and 2007, and should be read in connection with the paragraphs that follow (in thousands):

	For the years ended December 31,
			Corporate
	Pharmacy	CRO	and	Consolidated
2009:	Services	Services	Consolidating	Totals
Net sales	$6,009,502	$156,707	$-	$6,166,209
Depreciation and amortization expense	(81,611)	(1,882)	(56,083)	(139,576)
Restructuring and other related charges	(16,253)	(9,341)	(3,561)	(29,155)
Litigation and other related charges	(77,449)	-	-	(77,449)
Repack matters	1,139	-	-	1,139
Acquisition and other related costs	(1,399)	-	-	(1,399)
Operating income (expense) from continuing operations	568,502	(3,578)	(94,382)	470,542
Total assets	6,741,983	164,122	417,999	7,324,104
Capital expenditures	(28,152)	(1,631)	(1,082)	(30,865)

2008:
Net sales	$6,002,395	$203,320	$-	$6,205,715
Depreciation and amortization expense	(80,010)	(1,836)	(56,147)	(137,993)
Restructuring and other related charges	(31,130)	(1,695)	(2,959)	(35,784)
Litigation and other related charges	(99,267)	-	-	(99,267)
Repack matters	(6,445)	-	-	(6,445)
Operating income (expense) from continuing operations	503,144	15,908	(118,031)	401,021
Total assets	6,896,243	171,442	382,560	7,450,245
Capital expenditures	(56,623)	(2,544)	(439)	(59,606)

2007:
Net sales	$5,905,255	$195,139	$-	$6,100,394
Depreciation and amortization expense	(77,514)	(1,867)	(51,759)	(131,140)
Restructuring and other related charges	(20,065)	(2,767)	(5,051)	(27,883)
Litigation and other related charges	(42,516)	-	-	(42,516)
Repack matters	(17,193)	-	-	(17,193)
Operating income (expense) from continuing operations	442,711	10,378	(107,583)	345,506
Total assets	6,971,072	188,116	424,182	7,583,370
Capital expenditures	(38,928)	(1,819)	(2,081)	(42,828)

The following summarizes net sales and long-lived assets, by geographic area, as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Net Sales			Long-Lived Assets
	2009	2008	2007	2009	2008	2007
United States	$6,111,706	$6,133,448	$6,034,761	$206,404	$206,513	$181,411
Foreign	54,503	72,267	65,633	2,565	2,014	3,590
Total	$6,166,209	$6,205,715	$6,100,394	$208,969	$208,527	$185,001

The determination of foreign sales is based on the country in which the sales originate.  No individual foreign country’s sales were material to the consolidated sales of Omnicare.  In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses incurred, Omnicare included in its reported CRO Segment net sales, amount, for the years ended December 31, 2009, 2008 and 2007, reimbursable out-of-pockets totaling $12.3 million, $18.9 million and $20.4 million, respectively, for the United States geographic area; $6.2 million, $12.4 million and $11.3 million, respectively, for the foreign geographic area; and $18.5 million, $31.3 million and $31.7 million, respectively, for the total net sales.

Note 19 – Summary of Quarterly Results (Unaudited)

The following table presents the Company's quarterly financial information for 2009 and 2008 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
	Quarter (c)	Quarter (c)	Quarter (c)	Quarter (c)	Year (c)
2009

Net sales(a)	$1,542,105	$1,540,507	$1,543,901	$1,539,696	$6,166,209
Cost of sales(a)	1,151,768	1,168,778	1,175,946	1,177,356	4,673,848
Repack matters	1,102	815	1,755	(6,314)	(2,642)
Gross profit	389,235	370,914	366,200	368,654	1,495,003
Selling, general and
administrative expenses	216,133	203,491	203,394	198,722	821,740
Provision for doubtful accounts	25,271	22,710	23,098	22,136	93,215
Restructuring and other related
charges	6,917	5,883	6,295	10,060	29,155
Litigation and other related
charges	41,665	28,357	1,739	5,688	77,449
Repack matters	891	381	277	(46)	1,503
Acquisition and other related costs	839	2,011	(632)	(819)	1,399
Operating income	97,519	108,081	132,029	132,913	470,542
Investment income	2,407	1,032	1,202	5,029	9,670
Interest expense	(31,287)	(29,775)	(29,588)	(29,246)	(119,896)
Amortization of discount on convertible notes	(6,797)	(6,927)	(7,059)	(7,194)	(27,977)
Income from continuing operations before
income taxes	61,842	72,411	96,584	101,502	332,339
Income tax provision	29,614	30,417	17,838	19,654	97,523
Income from continuing operations	32,228	41,994	78,746	81,848	234,816
Loss from discontinued operations	(1,334)	(13,275)	(6,231)	(2,053)	(22,893)

Net income	$30,894	$28,719	$72,515	$79,795	$211,923

Earnings (loss) per common share - Basic:(b)
Continuing operations	$0.28	$0.36	$0.67	$0.70	$2.01
Discontinued operations	(0.01)	(0.11)	(0.05)	(0.02)	(0.20)
Net income	$0.27	$0.25	$0.62	$0.68	$1.81

Earnings (loss) per common share - Diluted:(b)
Continuing operations	$0.28	$0.36	$0.67	$0.69	$2.00
Discontinued operations	(0.01)	(0.11)	(0.05)	(0.02)	(0.19)
Net income	$0.26	$0.24	$0.61	$0.68	$1.80
Dividends per common share	$0.0225	$0.0225	$0.0225	$0.0225	$0.09

Weighted average number of
common shares outstanding:
Basic	116,448	116,852	117,598	117,462	117,094
Diluted	117,341	117,640	118,145	117,980	117,777

Comprehensive income	$30,675	$27,223	$75,031	$63,490	$196,419

Note 19 – Summary of Quarterly Results (Unaudited)-Continued

	First	Second	Third	Fourth	Full
	Quarter (c)(d)	Quarter (c)(d)	Quarter (c)(d)	Quarter (c)(d)	Year (c)(d)
2008

Net sales(a)	$1,530,438	$1,522,712	$1,578,251	$1,574,314	$6,205,715
Cost of sales(a)	1,159,581	1,149,864	1,172,791	1,165,937	4,648,173
Repack matters	1,574	1,560	1,041	1,356	5,531
Gross profit	369,283	371,288	404,419	407,021	1,552,011
Selling, general and
administrative expenses	226,227	226,951	228,325	227,083	908,586
Provision for doubtful accounts	28,152	24,093	27,180	27,014	106,439
Restructuring and other related
charges	6,448	10,784	7,655	10,897	35,784
Litigation and other related
charges	21,642	16,022	13,479	48,124	99,267
Repack matters	319	180	129	286	914
Operating income	86,495	93,258	127,651	93,617	401,021
Investment income	2,611	1,959	1,441	3,771	9,782
Interest expense	(36,813)	(35,693)	(36,662)	(33,905)	(143,073)
Amortization of discount on convertible notes	(6,300)	(6,421)	(6,544)	(6,669)	(25,934)
Income from continuing operations before
income taxes	45,993	53,103	85,886	56,814	241,796
Income tax provision	18,456	19,609	31,536	27,669	97,270
Income from continuing operations	27,537	33,494	54,350	29,145	144,526
Loss from discontinued operations	(1,387)	(559)	(591)	(1,516)	(4,053)

Net income	$26,150	$32,935	$53,759	$27,629	$140,473

Earnings (loss) per common share - Basic:(b)
Continuing operations	$0.23	$0.28	$0.47	$0.25	$1.23
Discontinued operations	(0.01)	-	(0.01)	(0.01)	(0.03)
Net income	$0.22	$0.28	$0.46	$0.24	$1.20

Earnings (loss) per common share - Diluted:(b)
Continuing operations	$0.23	$0.28	$0.46	$0.25	$1.22
Discontinued operations	(0.01)	-	(0.01)	(0.01)	(0.03)
Net income	$0.22	$0.28	$0.46	$0.24	$1.19
Dividends per common share	$0.0225	$0.0225	$0.0225	$0.0225	$0.09

Weighted average number of
common shares outstanding:
Basic	119,848	117,901	115,983	116,166	117,466
Diluted	120,538	118,672	117,483	116,965	118,313

Comprehensive income	$35,277	$32,131	$54,540	$76,687	$198,635

Notes to Summary of Quarterly Results:

(a)
In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses, Omnicare has recorded reimbursements received for “out-of-pocket” expenses on a grossed-up basis in total net sales and total cost of sales for both the 2009 and 2008 periods.  This authoritative guidance relates solely to the Company's CRO Services business.

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

(d)
Effective January 1, 2009, Omnicare retrospectively adopted the provisions of the authoritative guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Financial statements for all prior periods presented have been restated for this change in accounting.  The quarterly impact of this change in accounting is as follows:

	Q1	Q2	Q3	Q4	YTD
2008
Pretax	$(6,066)	$(6,187)	$(6,310)	$(6,435)	$(24,998)
Aftertax	(3,794)	(3,870)	(3,946)	(4,025)	(15,635)

Note 20 – Guarantor Subsidiaries

The Company’s 6.125% Senior Notes due 2013, the 6.75% Senior Notes due 2013 and the 6.875% Senior Notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2009 and 2008 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2009.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 20 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income
(in thousands)	For the years ended December 31,
2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$-	$5,988,099	$178,110	$-	$6,166,209
Cost of sales	-	4,532,542	141,306	-	4,673,848
Repack matters	-	(2,642)	-	-	(2,642)
Gross profit	-	1,458,199	36,804	-	1,495,003
Selling, general and administrative expenses	14,875	778,655	28,210	-	821,740
Provision for doubtful accounts	-	91,356	1,859	-	93,215
Restructuring and other related charges	-	24,201	4,954	-	29,155
Litigation and other related charges	-	77,449	-	-	77,449
Repack matters	-	1,503	-	-	1,503
Acquisition and other related costs	-	1,399	-	-	1,399
Operating (loss) income	(14,875)	483,636	1,781	-	470,542
Investment income	886	8,784	-	-	9,670
Interest expense, including amortization of discount on convertible notes	(146,841)	(1,031)	(1)	-	(147,873)
(Loss) income from continuing operations before income taxes	(160,830)	491,389	1,780	-	332,339
Income tax (benefit) expense	(61,324)	158,097	750	-	97,523
(Loss) income from continuing operations	(99,506)	333,292	1,030	-	234,816
Loss from discontinued operations	-	(20,275)	(2,618)	-	(22,893)
Equity in net income of subsidiaries	311,429	-	-	(311,429)	-
Net income (loss)	$211,923	$313,017	$(1,588)	$(311,429)	$211,923

2008:

Net sales	$-	$5,992,700	$213,015	$-	$6,205,715
Cost of sales	-	4,480,732	167,441	-	4,648,173
Repack matters	-	5,531	-	-	5,531
Gross profit	-	1,506,437	45,574	-	1,552,011
Selling, general and administrative expenses	16,007	871,461	21,118	-	908,586
Provision for doubtful accounts	-	104,568	1,871	-	106,439
Restructuring and other related charges	-	35,500	284	-	35,784
Litigation and other related charges	-	99,267	-	-	99,267
Repack matters	-	914	-	-	914
Operating (loss) income	(16,007)	394,727	22,301	-	401,021
Investment income	1,584	8,198	-	-	9,782
Interest expense, including amortization of discount on convertible notes	(164,175)	(1,790)	(3,042)	-	(169,007)
(Loss) income from continuing operations before income taxes	(178,598)	401,135	19,259	-	241,796
Income tax (benefit) expense	(69,083)	158,873	7,480	-	97,270
(Loss) income from continuing operations	(109,515)	242,262	11,779	-	144,526
Loss from discontinued operations	-	(1,872)	(2,181)	-	(4,053)
Equity in net income of subsidiaries	249,988	-	-	(249,988)	-
Net income	$140,473	$240,390	$9,598	$(249,988)	$140,473

2007:

Net sales	$-	$5,890,966	$209,428	$-	$6,100,394
Cost of sales	-	4,428,027	164,629	-	4,592,656
Repack matters	-	14,788	-	-	14,788
Gross profit	-	1,448,151	44,799	-	1,492,950
Selling, general and administrative expenses	8,453	827,309	32,097	-	867,859
Provision for doubtful accounts	-	205,274	1,507	-	206,781
Restructuring and other related charges	-	26,075	1,808	-	27,883
Litigation and other related charges	-	42,516	-	-	42,516
Repack matters	-	2,405	-	-	2,405
Operating (loss) income	(8,453)	344,572	9,387	-	345,506
Investment income	3,355	5,360	-	-	8,715
Interest expense, including amortization of discount on convertible notes	(182,611)	(1,170)	(3,333)	-	(187,114)
(Loss) income from continuing operations before income taxes	(187,709)	348,762	6,054	-	167,107
Income tax (benefit) expense	(71,121)	133,955	2,289	-	65,123
(Loss) income from continuing operations	(116,588)	214,807	3,765	-	101,984
Loss from discontinued operations	-	(2,111)	(268)	-	(2,379)
Equity in net income of subsidiaries	216,193	-	-	(216,193)	-
Net income	$99,605	$212,696	$3,497	$(216,193)	$99,605

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$223,644	$33,664	$18,401	$-	$275,709
Restricted cash	-	15,264	-	-	15,264
Accounts receivable, net (including intercompany)	-	1,192,627	21,854	(5,886)	1,208,595
Unbilled receivables, CRO	-	21,868	-	-	21,868
Inventories	-	361,156	7,321	-	368,477
Deferred income tax benefits, net-current	-	118,023	49	(4,497)	113,575
Other current assets	1,026	192,555	3,911	-	197,492
Current assets - discontinued operations	-	15,274	3,353	-	18,627
Total current assets	224,670	1,950,431	54,889	(10,383)	2,219,607
Properties and equipment, net	-	204,891	4,078	-	208,969
Goodwill	-	4,195,767	77,928	-	4,273,695
Identifiable intangible assets, net	-	287,804	9,349	-	297,153
Other noncurrent assets	29,930	248,842	49	-	278,821
Noncurrent assets - discontinued operations	-	22,557	23,302	-	45,859
Investment in subsidiaries	5,992,094	-	-	(5,992,094)	-
Total assets	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$144,793	$460,809	$13,127	$(5,886)	$612,843
Current liabilities - discontinued operations	-	6,361	845	-	7,206
Long-term debt, notes and convertible debentures	1,975,786	4,450	3	-	1,980,239
Deferred income tax liabilities, net-noncurrent	250,122	314,581	11,416	(4,497)	571,622
Other noncurrent liabilities	-	276,201	-	-	276,201
Stockholders’ equity	3,875,993	5,847,890	144,204	(5,992,094)	3,875,993
Total liabilities and stockholders’ equity	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets (Continued)
(in thousands)

As of December 31, 2008:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$44,109	$25,381	$-	$214,668
Restricted cash	-	1,891	-	-	1,891
Accounts receivable, net (including intercompany)	-	1,314,760	54,862	(32,064)	1,337,558
Unbilled receivables, CRO	-	22,329	-	-	22,329
Inventories	-	438,972	10,051	-	449,023
Deferred income tax benefits, net-current	1,202	132,991	56	-	134,249
Other current assets	1,270	170,615	5,104	-	176,989
Current assets - discontinued operations	-	27,979	7,007	-	34,986
Total current assets	147,650	2,153,646	102,461	(32,064)	2,371,693
Properties and equipment, net	-	203,882	4,645	-	208,527
Goodwill	-	4,138,754	72,467	-	4,211,221
Identifiable intangible assets, net	-	325,559	3,887	-	329,446
Other noncurrent assets	40,171	231,895	47	-	272,113
Noncurrent assets - discontinued operations	-	33,375	23,870	-	57,245
Investment in subsidiaries	6,075,308	-	-	(6,075,308)	-
Total assets	$6,263,129	$7,087,111	$207,377	$(6,107,372)	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,460	$624,900	$9,157	$(32,064)	$630,453
Current liabilities - discontinued operations	-	8,170	2,166	-	10,336
Long-term debt, notes and convertible debentures	2,350,227	2,594	3	-	2,352,824
Deferred income tax liabilities, net-noncurrent	229,573	285,361	10,492	-	525,426
Other noncurrent liabilities	-	274,825	1,459	-	276,284
Noncurrent liabilities - discontinued operations	-	-	53	-	53
Stockholders’ equity	3,654,869	5,891,261	184,047	(6,075,308)	3,654,869
Total liabilities and stockholders’ equity	$6,263,129	$7,087,111	$207,377	$(6,107,372)	$7,450,245

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)	For the year ended December 31,
2009	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(64,390)	$553,249	$(5,065)	$483,794

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(92,889)	-	(92,889)
Capital expenditures	-	(30,046)	(819)	(30,865)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	(10,547)	-	(10,547)
Other	-	(10,536)	-	(10,536)
Net cash flows used in investing activities	-	(144,018)	(819)	(144,837)

Cash flows from financing activities:
Payments on line of credit facilities, term A loan and notes payable	(275,000)	-	-	(275,000)
Payments on long-term borrowings and obligations	(1,592)	-	-	(1,592)
(Decrease) increase in cash overdraft balance	(819)	182	-	(637)
Payments for stock awards and exercise of stock
options, net of stock tendered in payment	9,666	-	-	9,666
Excess tax benefits from stock-based compensation	2,367	-	-	2,367
Dividends paid	(10,733)	-	-	(10,733)
Other	418,967	(419,446)	-	(479)
Net cash flows from / (used in) financing activities	142,856	(419,264)	-	(276,408)

Effect of exchange rate changes on cash	-	-	(1,099)	(1,099)

Net increase (decrease) in cash and cash equivalents	78,466	(10,033)	(6,983)	61,450
Less increase (decrease) in cash and cash
equivalents of discontinued operations	-	412	(3)	409
Increase (decrease) in cash and cash equivalents
of continuing operations	78,466	(10,445)	(6,980)	61,041
Cash and cash equivalents at beginning of year	145,178	44,109	25,381	214,668
Cash and cash equivalents at end of year	$223,644	$33,664	$18,401	$275,709

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)	For the year ended December 31,
2008	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from / (used in) operating activities	$(73,175)	$515,417	$(4,045)	$438,197

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(225,710)	-	(225,710)
Capital expenditures	-	(59,649)	43	(59,606)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	847	-	847
Other	-	(824)	-	(824)
Net cash flows from / (used in) investing activities	-	(285,336)	43	(285,293)

Cash flows from financing activities:
Borrowings on line of credit facilities	396,000	-	-	396,000
Payments on line of credit facilities, term A loan and notes payable	(446,000)	-	(39,081)	(485,081)
Payments on long-term borrowings and obligations	(3,193)	360	-	(2,833)
(Decrease) increase in cash overdraft balance	(5,723)	274	-	(5,449)
Payments for Omnicare common stock repurchase	(100,165)	-	-	(100,165)
Payments for stock awards and exercise of stock
options, net of stock tendered in payment	(1,390)	-	-	(1,390)
Excess tax benefits from stock-based compensation	963	-	-	963
Dividends paid	(10,751)	-	-	(10,751)
Other	216,833	(256,274)	39,081	(360)
Net cash flows from / (used in) financing activities	46,574	(255,640)	-	(209,066)

Effect of exchange rate changes on cash	-	-	(3,196)	(3,196)

Net decrease in cash and cash equivalents	(26,601)	(25,559)	(7,198)	(59,358)
Less increase (decrease) in cash and cash
equivalents of discontinued operations	-	308	(134)	174
Decrease in cash and cash equivalents
of continuing operations	(26,601)	(25,867)	(7,064)	(59,532)
Cash and cash equivalents at beginning of year	171,779	69,976	32,445	274,200
Cash and cash equivalents at end of year	$145,178	$44,109	$25,381	$214,668

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)	For the year ended December 31,
2007	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(91,730)	$587,462	$9,797	$505,529

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(151,135)	-	(151,135)
Capital expenditures	-	(42,422)	(406)	(42,828)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	291	-	291
Other	-	(3,216)	-	(3,216)
Net cash flows used in investing activities	-	(196,482)	(406)	(196,888)

Cash flows from financing activities:
Borrowings on line of credit facilities	95,000	-	-	95,000
Payments on line of credit facilities, term A loan and notes payable	(245,000)	-	-	(245,000)
Payments on long-term borrowings and obligations	(5,734)	1,392	-	(4,342)
(Decrease) increase in cash overdraft balance	3,511	(7,091)	-	(3,580)
Payments for stock awards and exercise of stock
options and warrants, net of stock tendered in payment	(8,966)	-	-	(8,966)
Excess tax benefits from stock-based compensation	4,112	-	-	4,112
Dividends paid	(10,971)	-	-	(10,971)
Other	388,063	(389,455)	-	(1,392)
Net cash flows from / (used in) financing activities	220,015	(395,154)	-	(175,139)

Effect of exchange rate changes on cash	-	-	2,912	2,912

Net increase (decrease) in cash and cash equivalents	128,285	(4,174)	12,303	136,414
Less increase (decrease) in cash and cash equivalents
of discontinued operations	-	(239)	84	(155)
Increase (decrease) in cash and cash equivalents
of continuing operations	128,285	(3,935)	12,219	136,569
Cash and cash equivalents at beginning of year	43,494	73,911	20,226	137,631
Cash and cash equivalents at end of year	$171,779	$69,976	$32,445	$274,200

Note 20 – Guarantor Subsidiaries – Continued

The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of December 31, 2009 and 2008 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2009.  Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 20 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income
(in thousands)	For the years ended December 31,
2009:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$-	$-	$6,166,209	$-	$6,166,209
Cost of sales	-	-	4,673,848	-	4,673,848
Repack matters	-	-	(2,642)	-	(2,642)
Gross profit	-	-	1,495,003	-	1,495,003
Selling, general and administrative expenses	14,875	1,425	805,440	-	821,740
Provision for doubtful accounts	-	-	93,215	-	93,215
Restructuring and other related charges	-	-	29,155	-	29,155
Litigation and other related charges	-	-	77,449	-	77,449
Repack matters	-	-	1,503	-	1,503
Acquisition and other related costs	-	-	1,399	-	1,399
Operating (loss) income	(14,875)	(1,425)	486,842	-	470,542
Investment income	886	-	8,784	-	9,670
Interest expense, including amortization of discount on convertible notes	(146,841)	-	(1,032)	-	(147,873)
(Loss) income from continuing operations before income taxes	(160,830)	(1,425)	494,594	-	332,339
Income tax (benefit) expense	(61,324)	(543)	159,390	-	97,523
(Loss) income from continuing operations	(99,506)	(882)	335,204	-	234,816
Loss from discontinued operations	-	-	(22,893)	-	(22,893)
Equity in net income of subsidiaries	311,429	-	-	(311,429)	-
Net income (loss)	$211,923	$(882)	$312,311	$(311,429)	$211,923

2008:

Net sales	$-	$-	$6,205,715	$-	$6,205,715
Cost of sales	-	-	4,648,173	-	4,648,173
Repack matters	-	-	5,531	-	5,531
Gross profit	-	-	1,552,011	-	1,552,011
Selling, general and administrative expenses	16,007	1,343	891,236	-	908,586
Provision for doubtful accounts	-	-	106,439	-	106,439
Restructuring and other related charges	-	-	35,784	-	35,784
Litigation and other related charges	-	-	99,267	-	99,267
Repack matters	-	-	914	-	914
Operating (loss) income	(16,007)	(1,343)	418,371	-	401,021
Investment income	1,584	-	8,198	-	9,782
Interest expense, including amortization of discount on convertible notes	(164,175)	-	(4,832)	-	(169,007)
(Loss) income from continuing operations before income taxes	(178,598)	(1,343)	421,737	-	241,796
Income tax (benefit) expense	(69,083)	(522)	166,875	-	97,270
(Loss) income from continuing operations	(109,515)	(821)	254,862	-	144,526
Loss from discontinued operations	-	-	(4,053)	-	(4,053)
Equity in net income of subsidiaries	249,988	-	-	(249,988)	-
Net income (loss)	$140,473	$(821)	$250,809	$(249,988)	$140,473

2007:

Net sales	$-	$-	$6,100,394	$-	$6,100,394
Cost of sales	-	-	4,592,656	-	4,592,656
Repack matters	-	-	14,788	-	14,788
Gross profit	-	-	1,492,950	-	1,492,950
Selling, general and administrative expenses	8,453	1,093	858,313	-	867,859
Provision for doubtful accounts	-	-	206,781	-	206,781
Restructuring and other related charges	-	-	27,883	-	27,883
Litigation and other related charges	-	-	42,516	-	42,516
Repack matters	-	-	2,405	-	2,405
Operating (loss) income	(8,453)	(1,093)	355,052	-	345,506
Investment income	3,355	-	5,360	-	8,715
Interest expense, including amortization of discount on convertible notes	(182,611)	-	(4,503)	-	(187,114)
(Loss) income from continuing operations before income taxes	(187,709)	(1,093)	355,909	-	167,107
Income tax (benefit) expense	(71,121)	(415)	136,659	-	65,123
(Loss) income from continuing operations	(116,588)	(678)	219,250	-	101,984
Loss from discontinued operations	-	-	(2,379)	-	(2,379)
Equity in net income of subsidiaries	216,193	-	-	(216,193)	-
Net income (loss)	$99,605	$(678)	$216,871	$(216,193)	$99,605

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2009:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$223,644	$-	$52,065	$-	$275,709
Restricted cash	-	-	15,264	-	15,264
Accounts receivable, net (including intercompany)	-	69	1,208,595	(69)	1,208,595
Unbilled receivables, CRO	-	-	21,868	-	21,868
Inventories	-	-	368,477	-	368,477
Deferred income tax benefits, net-current	-	-	118,072	(4,497)	113,575
Other current assets	1,026	-	196,466	-	197,492
Current assets - discontinued operations	-	-	18,627	-	18,627
Total current assets	224,670	69	1,999,434	(4,566)	2,219,607
Properties and equipment, net	-	19	208,950	-	208,969
Goodwill	-	-	4,273,695	-	4,273,695
Identifiable intangible assets, net	-	-	297,153	-	297,153
Other noncurrent assets	29,930	19	248,872	-	278,821
Noncurrent assets - discontinued operations	-	-	45,859	-	45,859
Investment in subsidiaries	5,992,094	-	-	(5,992,094)	-
Total assets	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$144,793	$5	$468,114	$(69)	$612,843
Current liabilities - discontinued operations	-	-	7,206	-	7,206
Long-term debt, notes and convertible debentures	1,975,786	-	4,453	-	1,980,239
Deferred income tax liabilities, net-noncurrent	250,122	-	325,997	(4,497)	571,622
Other noncurrent liabilities	-	-	276,201	-	276,201
Stockholders’ equity	3,875,993	102	5,991,992	(5,992,094)	3,875,993
Total liabilities and stockholders’ equity	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2008:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$145,178	$-	$69,490	$-	$214,668
Restricted cash	-	-	1,891	-	1,891
Accounts receivable, net (including intercompany)	-	66	1,337,558	(66)	1,337,558
Unbilled receivables, CRO	-	-	22,329	-	22,329
Inventories	-	-	449,023	-	449,023
Deferred income tax benefits, net-current	1,202	-	133,047	-	134,249
Other current assets	1,270	-	175,719	-	176,989
Current assets - discontinued operations	-	-	34,986	-	34,986
Total current assets	147,650	66	2,224,043	(66)	2,371,693
Properties and equipment, net	-	26	208,501	-	208,527
Goodwill	-	-	4,211,221	-	4,211,221
Identifiable intangible assets, net	-	-	329,446	-	329,446
Other noncurrent assets	40,171	19	231,923	-	272,113
Noncurrent assets - discontinued operations	-	-	57,245	-	57,245
Investment in subsidiaries	6,075,308	-	-	(6,075,308)	-
Total assets	$6,263,129	$111	$7,262,379	$(6,075,374)	$7,450,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$28,460	$-	$602,059	$(66)	$630,453
Current liabilities - discontinued operations	-	-	10,336	-	10,336
Long-term debt, notes and convertible debentures	2,350,227	-	2,597	-	2,352,824
Deferred income tax liabilities, net-noncurrent	229,573	-	295,853	-	525,426
Other noncurrent liabilities	-	-	276,284	-	276,284
Noncurrent liabilities - discontinued operations	-	-	53	-	53
Stockholders’ equity	3,654,869	111	6,075,197	(6,075,308)	3,654,869
Total liabilities and stockholders’ equity	$6,263,129	$111	$7,262,379	$(6,075,374)	$7,450,245

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)	For the year ended December 31,
2009	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(64,390)	$-	$548,184	$483,794

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(92,889)	(92,889)
Capital expenditures	-	-	(30,865)	(30,865)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	-	(10,547)	(10,547)
Other	-	-	(10,536)	(10,536)
Net cash flows used in investing activities	-	-	(144,837)	(144,837)

Cash flows from financing activities:
Borrowings on line of credit facilities	-	-	-	-
Payments on line of credit facilities, term A loan and notes payable	(275,000)	-	-	(275,000)
Payments on long-term borrowings and obligations	(1,592)	-	-	(1,592)
(Decrease) increase in cash overdraft balance	(819)	-	182	(637)
Payments for stock awards and exercise of stock
options, net of stock tendered in payment	9,666	-	-	9,666
Excess tax benefits from stock-based compensation	2,367	-	-	2,367
Dividends paid	(10,733)	-	-	(10,733)
Other	418,967	-	(419,446)	(479)
Net cash flows from / (used in) financing activities	142,856	-	(419,264)	(276,408)

Effect of exchange rate changes on cash	-	-	(1,099)	(1,099)

Net increase / (decrease) in cash and cash equivalents	78,466	-	(17,016)	61,450
Less increase in cash and cash
equivalents of discontinued operations	-	-	409	409
Increase / (decrease) in cash and cash equivalents
of continuing operations	78,466	-	(17,425)	61,041
Cash and cash equivalents at beginning of year	145,178	-	69,490	214,668
Cash and cash equivalents at end of year	$223,644	$-	$52,065	$275,709

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)	For the year ended December 31,
2008	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(73,175)	$-	$511,372	$438,197

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(225,710)	(225,710)
Capital expenditures	-	-	(59,606)	(59,606)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	-	847	847
Other	-	-	(824)	(824)
Net cash flows used in investing activities	-	-	(285,293)	(285,293)

Cash flows from financing activities:
Borrowings on line of credit facilities	396,000	-	-	396,000
Payments on line of credit facilities, term A loan and notes payable	(446,000)	-	(39,081)	(485,081)
Payments on long-term borrowings and obligations	(3,193)	-	360	(2,833)
(Decrease) increase in cash overdraft balance	(5,723)	-	274	(5,449)
Payments for Omnicare common stock repurchase	(100,165)	-	-	(100,165)
Payments for stock awards and exercise of stock
options, net of stock tendered in payment	(1,390)	-	-	(1,390)
Excess tax benefits from stock-based compensation	963	-	-	963
Dividends paid	(10,751)	-	-	(10,751)
Other	216,833	-	(217,193)	(360)
Net cash flows from / (used in) financing activities	46,574	-	(255,640)	(209,066)

Effect of exchange rate changes on cash	-	-	(3,196)	(3,196)

Net decrease in cash and cash equivalents	(26,601)	-	(32,757)	(59,358)
Less increase in cash and cash
equivalents of discontinued operations	-	-	174	174
Decrease in cash and cash equivalents
of continuing operations	(26,601)	-	(32,931)	(59,532)
Cash and cash equivalents at beginning of year	171,779	-	102,421	274,200
Cash and cash equivalents at end of year	$145,178	$-	$69,490	$214,668

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)	For the year ended December 31,
2007	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(91,730)	$-	$597,259	$505,529

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(151,135)	(151,135)
Capital expenditures	-	-	(42,828)	(42,828)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	-	291	291
Other	-	-	(3,216)	(3,216)
Net cash flows used in investing activities	-	-	(196,888)	(196,888)

Cash flows from financing activities:
Borrowings on line of credit facilities	95,000	-	-	95,000
Payments on line of credit facilities, term A loan and notes payable	(245,000)	-	-	(245,000)
Payments on long-term borrowings and obligations	(5,734)	-	1,392	(4,342)
(Decrease) increase in cash overdraft balance	3,511	-	(7,091)	(3,580)
Payments for stock awards and exercise of stock
options and warrants, net of stock tendered in payment	(8,966)	-	-	(8,966)
Excess tax benefits from stock-based compensation	4,112	-	-	4,112
Dividends paid	(10,971)	-	-	(10,971)
Other	388,063	-	(389,455)	(1,392)
Net cash flows from / (used in) financing activities	220,015	-	(395,154)	(175,139)

Effect of exchange rate changes on cash	-	-	2,912	2,912

Net increase in cash and cash equivalents	128,285	-	8,129	136,414
Less decrease in cash and cash equivalents
of discontinued operations	-	-	(155)	(155)
Increase in cash and cash equivalents
of continuing operations	128,285	-	8,284	136,569
Cash and cash equivalents at beginning of year	43,494	-	94,137	137,631
Cash and cash equivalents at end of year	$171,779	$-	$102,421	$274,200

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions “Election of Directors,” “Governance of the Company and Board Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.  Information concerning our executive officers is also included under the caption “Executive Officers of the Company” in Part I of this Report.  There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors as described in the Company's Proxy Statement dated April 21, 2009.

Audit Committee Financial Expert.  The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c)
Equity compensation plans
approved by stockholders(a)	5,804	$32.81	3,215

Equity compensation plans
not approved by stockholders(b)	529	29.12	-
	6,333	$32.50	3,215

(a)	Includes the 1992 Long-Term Stock Incentive Plan and the 2004 Stock and Incentive Plan.
(b)
Includes the 1998 Long-Term Employee Incentive Plan as further discussed in the "Stock-Based Employee Compensation" note of the Notes to Consolidated Financial Statements included at Item 8 of this Filing.  Additionally, at December 31, 2009, the outstanding amount includes 10 compensation related warrants issued in 2003 at an exercise price of $33.08 per share.

(c)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in our proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)               Financial Statements

Our 2009 Consolidated Financial Statements are included in Part II, Item 8, of this Filing.

(a)(2)               Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

(a)(3)               Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25th day of February 2010.

OMNICARE, INC. /s/John L. Workman
John L. Workman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title		Date
/s/Joel F. Gemunder	President, Chief Executive Officer and Director
Joel F. Gemunder	(Principal Executive Officer)
/s/John L. Workman	Executive Vice President and
John L. Workman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010

John T. Crotty, Director*
Steven J. Heyer, Director*
Sandra E. Laney, Director*
Andrea R. Lindell, Ph. D, RN, Director*
John H. Timoney, Director*
James D. Shelton, Director*
Amy Wallman, Director*

*Cheryl D. Hodges, by signing her name hereto, signs this document on behalf of herself and on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

/s/Cheryl D. Hodges
Cheryl D. Hodges (Attorney-in-Fact)

SCHEDULE II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	charged		Write-offs,	Balance
Year ended	beginning of	to cost		net of	at end
December 31,	period	and expenses	Acquisitions	recoveries	of period

Allowance for uncollectible accounts receivable:

2009	$319,417	$93,215	$838	$(80,867)	$332,603

2008	324,825	106,439	5,550	(117,397)	319,417

2007	185,863	206,781	1,536	(69,355)	324,825

S-1

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(2)	Agreement and Plan of Merger, by and among Omnicare, Inc., NCS Acquisition Corp. and NCS HealthCare, Inc., dated as of December 17, 2002	Exhibit (a) (5)(E) to NCS Acquisition Corp.’s Schedule TO-T, as amended and filed with the Securities and Exchange Commission on December 18, 2002
(2.1)	Agreement and Plan of Merger, by and among Omnicare, Inc., Nectarine Acquisition Corp. and NeighborCare, Inc., dated as of July 6, 2005	Form 8-K July 7, 2005
(2.2)

Asset Purchase Agreement, by and among Omnicare, Inc., RxCrossroads, L.L.C., RxInnovations, L.L.C., Making Distribution Intelligent, L.L.C. and Louisville Public Warehouse Company, dated as of July 1, 2005
Form 8-K July 8, 2005
(2.3)	Agreement and Plan of Merger, dated as of July 9, 2005, by and between Omnicare, Inc., Hospice Acquisition Corp., excelleRx, Inc. and certain of the stockholders and option holders of excelleRx, Inc.	Form 8-K July 14, 2005
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Third Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K December 23, 2008
(4.1)	Subordinated Debt Securities Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003
(4.2)	First Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.3)	Second Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003
(4.4)	Third Supplemental Indenture, dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K March 9, 2005
(4.5)	Fourth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2013 Note)	Form 8-K December 16, 2005
(4.6)	Fifth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2015 Note)	Form 8-K December 16, 2005
(4.7)	Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and the Trustee (including the Form of Convertible Debenture)	Form 8-K December 16, 2005
(4.8)	Guarantee Agreement of Omnicare, Inc. relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003	Form 8-K June 16, 2003
(4.9)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005
(4.10)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005
(10.1)	Annual Incentive Plan for Senior Executive Officers*	Appendix B to Proxy Statement for 2001 Annual Meeting of Stockholders dated April 10, 2001
(10.2)	1992 Long-Term Stock Incentive Plan*	Appendix A to Proxy Statement for 2002 Annual Meeting of Stockholders dated April 10, 2002

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.3)	1995 Premium-Priced Stock Option Plan*	Exhibit A to Proxy Statement for 1995 Annual Meeting of Stockholders dated April 10, 1995
(10.4)	1998 Long-Term Employee Incentive Plan*	Form 10-K March 30, 1999
(10.5)	Amendment to 1998 Long-Term Employee Incentive Plan, effective November 26, 2002*	Form 10-K March 27, 2003
(10.6)	Director Stock Plan for Members of the Compensation and Incentive Committee*	Form S-8 December 14, 2001
(10.7)	Director Compensation Program Update*	Form 8-K May 20, 2005
(10.8)	Omnicare, Inc. 2004 Stock and Incentive Plan*	Appendix B to the Company’s Definitive Proxy Statement for 2004 Annual Meeting of Stockholders, filed on April 9, 2004
(10.9)	Form of Indemnification Agreement with Directors and Officers*	Form 10-K March 30, 1999
(10.10)	Employment Agreement with J.F. Gemunder, dated August 4, 1988*	Form 10-K March 27, 2003
(10.11)	Employment Agreement with C.D. Hodges, dated August 4, 1988*	Form 10-K March 27, 2003
(10.12)	Employment Agreement with P.E. Keefe, dated March 4, 1993*	Form 10-K March 25, 1994
(10.13)	Split Dollar Agreement with E.L. Hutton, dated June 1, 1995, (Agreement in the same form exists with J.F. Gemunder)*	Form 10-K March 25, 1996
(10.14)	Split Dollar Agreement, dated June 1, 1995 (Agreements in the same form exist with the following Executive Officers: C.D. Hodges, P.E. Keefe and J.M. Stamps)*	Form 10-K March 25, 1996

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.15)	Amended and Restated Omnicare, Inc. Excess Benefit Plan*	Form 10-K February 26, 2009
(10.16)	Form of Amendment to Employment Agreements with J.F. Gemunder, P.E. Keefe and C.D. Hodges, dated as of February 25, 2000*	Form 10-K March 30, 2000
(10.17)	Amendment to Employment Agreement with J.F. Gemunder, dated as of September 25, 2002*	Form 10-K March 27, 2003
(10.18)	Amendment to Employment Agreement with J.F. Gemunder, dated as of April 6, 2006*	Form 8-K April 12, 2006
(10.19)	Amendment to Employment Agreement with J.F. Gemunder, dated as of December 22, 2008 (Amendments in the same form exist with the following Executive Officers: P.E. Keefe and C.D. Hodges)*	Form 10-K February 26, 2009
(10.20)	Amendment to Employment Agreement with P. E. Keefe, dated as of April 6, 2006*	Form 8-K April 12, 2006
(10.21)	Amendment to Employment Agreement with C.D. Hodges, dated as of April 6, 2006*	Form 8-K April 12, 2006
(10.22)	Employment Agreement with J.M. Stamps, dated as of June 1, 1999*	Form 10-K February 26, 2009
(10.23)	Amendment to Employment Agreement with J.M. Stamps, dated as of December 29, 2008*	Form 10-K February 26, 2009
(10.24)	Employment Agreement with J.L. Workman, dated as of October 21, 2009*	Filed Herewith
(10.25)	Form of Stock Option Award Letter*	Form 8-K December 1, 2004

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.26)	Form of Restricted Stock Award Letter (Officers)*	Filed Herewith

(10.27)	Form of Restricted Stock Award Letter (Employees Other Than Officers)*	Filed Herewith
(10.28)	Prime Vendor Agreement with McKesson, dated as of December 23, 2003**	Form 10-K March 15, 2004
(10.29)	Summary of Non-Employee Director Compensation*	Form 10-K March 16, 2005
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
Form 8-K August 3, 2005
(10.31)	Employment Agreement with L.P. Finn III, dated as of August 21, 1997*	Form 10-K March 1, 2007
(10.32)	Amendment to Employment Agreement with L.P. Finn III, dated as of December 22, 2008*	Form 10-K February 26, 2009
(10.33)	Letter Agreement, dated February 21, 2008, by and among Omnicare, Inc., ValueAct Capital Master Fund, L.P. and ValueAct Capital Master Fund III, L.P.	Form 8-K February 22, 2008
(10.34)	Amendment to Split Dollar Agreement with J.F. Gemunder, dated December 22, 2008*	Form 10-K February 26, 2009

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.35)	Amendment to Split Dollar Agreement with D.W. Froesel, Jr., dated December 22, 2008 (Agreements in the same form exist with the following Executive Officers: C.D. Hodges, P.E. Keefe and J.M. Stamps)*	Form 10-K February 26, 2009
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(21)	Subsidiaries of Omnicare, Inc.	Filed Herewith
(23)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	Filed Herewith
(24)	Powers of Attorney	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

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