Form 10-Q
period 2010-03-31
OMNICARE INC
filed 2010-05-06
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-8269

Omnicare, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	31-1001351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 East RiverCenter Boulevard Covington, Kentucky	41011
(Address of Principal Executive Offices)	(Zip Code)

(859) 392-3300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒       Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Common Stock Outstanding
	Number of Shares	Date
Common Stock, $1 par value	120,198,769	March 31, 2010

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT MARCH 31, 2010

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended,
	March 31,
	2010	2009 as adjusted (Note 2)
Net sales	$1,524,234	$1,542,105
Cost of sales	1,171,904	1,151,768
Repack matters (Note 10)	443	1,102
Gross profit	351,887	389,235
Selling, general and administrative expenses	195,173	216,133
Provision for doubtful accounts	22,025	25,271
Restructuring and other related charges (Note 9)	7,039	6,917
Litigation and other related charges (Note 10)	5,506	41,665
Repack matters (Note 10)	750	891
Acquisition and other related costs (Note 3)	227	839
Operating income	121,167	97,519
Investment income	1,664	2,407
Interest expense	(28,608)	(31,287)
Amortization of discount on convertible notes (Note 5)	(7,331)	(6,797)
Income from continuing operations before income taxes	86,892	61,842
Income tax provision	32,592	29,614
Income from continuing operations	54,300	32,228
Loss from discontinued operations (Note 2)	(3,448)	(1,334)
Net income	$50,852	$30,894

Earnings (loss) per common share - Basic:
Continuing operations	$0.46	$0.28
Discontinued operations	(0.03)	(0.01)
Net income	$0.43	$0.27

Earnings (loss) per common share - Diluted:
Continuing operations	$0.46	$0.28
Discontinued operations	(0.03)	(0.01)
Net income	$0.43	$0.26
Dividends per common share	$0.0225	$0.0225

Weighted average number of common shares outstanding:
Basic	117,763	116,448
Diluted	118,455	117,341
Comprehensive income	$51,877	$30,675

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except share data)
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$315,212	$275,709
Restricted cash	3,297	15,264
Accounts receivable, less allowances of $339,191 (2009-$332,603)	1,182,799	1,208,595
Unbilled receivables, CRO	19,464	21,868
Inventories	369,847	368,477
Deferred income tax benefits	119,983	113,575
Other current assets	194,440	197,492
Current assets of discontinued operations	10,934	18,627
Total current assets	2,215,976	2,219,607

Properties and equipment, at cost less accumulated depreciation of $333,076 (2009-$324,995)	209,068	208,969
Goodwill	4,280,715	4,273,695
Identifiable intangible assets, less accumulated amortization of $196,463 (2009-$186,424)	288,571	297,153
Rabbi trust assets for settlement of pension obligations	135,192	133,040
Other noncurrent assets	146,466	145,781
Noncurrent assets of discontinued operations	47,718	45,859
Total noncurrent assets	5,107,730	5,104,497

Total assets	$7,323,706	$7,324,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$223,438	$256,886
Accrued employee compensation	32,861	43,688
Deferred revenue, CRO	12,127	11,226
Current debt	52,984	127,071
Other current liabilities	202,622	173,972
Current liabilities of discontinued operations	6,325	7,206
Total current liabilities	530,357	620,049

Long-term debt, notes and convertible debentures (Note 5)	1,995,086	1,980,239
Deferred income tax liabilities	586,192	571,622
Other noncurrent liabilities	282,907	276,201
Total noncurrent liabilities	2,864,185	2,828,062

Total liabilities	3,394,542	3,448,111

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized, 127,862,500
shares issued (2009-127,824,800 shares issued)	127,863	127,825
Paid-in capital (Note 5)	2,277,378	2,269,905
Retained earnings	1,746,784	1,698,620
Treasury stock, at cost-7,663,700 shares (2009-7,545,000 shares)	(208,546)	(205,017)
Accumulated other comprehensive income (loss)	(14,315)	(15,340)
Total stockholders' equity	3,929,164	3,875,993

Total liabilities and stockholders' equity	$7,323,706	$7,324,104

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)
	Three months ended,
	March 31,
	2010	2009 as adjusted (Note 2)
Cash flows from operating activities:
Net income	$50,852	$30,894
Loss from discontinued operations	3,448	1,334
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation expense	11,759	12,540
Amortization expense	24,149	22,976
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable and unbilled receivables, net of provision for doubtful accounts	29,064	5,197
Inventories	(1,783)	31,606
Other current and noncurrent assets	5,414	(10,789)
Accounts payable	(41,818)	(60,750)
Accrued employee compensation	(10,302)	16,433
Deferred revenue	901	(3,243)
Current and noncurrent liabilities	46,125	74,579
Net cash flows from operating activities of continuing operations	117,809	120,777
Net cash flows from operating activities of discontinued operations	208	141
Net cash flows from operating activities	118,017	120,918
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(8,702)	(31,710)
Capital expenditures	(5,515)	(8,597)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	10,995	1,448
Disbursements for loans and investments	(1,200)	-
Other	1,007	(2,394)
Net cash flows used in investing activities of continuing operations	(3,415)	(41,253)
Net cash flows used in investing activities of discontinued operations	(23)	(222)
Net cash flows used in investing activities	(3,438)	(41,475)
Cash flows from financing activities:
Net payments on revolving credit facility and term A loan	(75,000)	(75,000)
Payments on long-term borrowings and obligations	(684)	(494)
Increase / (decrease) in cash overdraft balance	7,922	(1,403)
Proceeds / (payments) for stock awards and exercise of stock options,
net of stock tendered in payment	(2,670)	(1,870)
Excess tax benefits from stock-based compensation	101	438
Dividends paid	(2,688)	(2,673)
Net cash flows used in financing activities of continuing operations	(73,019)	(81,002)
Net cash flows provided by financing activities of discontinued operations	-	-
Net cash flows used in financing activities	(73,019)	(81,002)
Effect of exchange rate changes on cash	(1,872)	1,558
Net increase (decrease) in cash and cash equivalents	39,688	(1)
Less increase (decrease) in cash and cash equivalents of discontinued operations	185	(81)
Increase in cash and cash equivalents of continuing operations	39,503	80
Cash and cash equivalents at beginning of period	275,709	214,668
Cash and cash equivalents at end of period	$315,212	$214,748

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 – Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair statement of the consolidated results of operations, financial position and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”).  These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Omnicare’s 2009 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings.  The Company has discontinued a component of its pharmacy services business (see “Discontinued Operations” note).  Certain reclassification, primarily discontinued operations, of prior year amounts have been made to conform with the current year presentation.  All amounts disclosed in these Consolidated Financial Statements and related notes are presented on a continuing operations basis unless otherwise stated.

Description of Business and Summary of Significant Accounting Policies

The Company’s description of business and significant accounting policies have been disclosed in Omnicare’s 2009 Annual Report.  As previously stated, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s 2009 Annual Report and any applicable updates contained in the Company’s periodic quarterly SEC filings, including those presented below.

Concentration of Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006.  As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006.  Approximately 43% of the Company’s revenues in the three months ended March 31, 2010 were generated under the Part D program.  The Company estimates that approximately 26% of these Part D revenues during the three months ended March 31, 2010 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group, Inc. and its affiliates (“United”).  United and a small number of other Part D Plan sponsors and pharmaceutical benefit managers reimburse a significant portion of the Company’s Part D revenues.  Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan.  The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees.  The Company continues to have ongoing discussions with Part D Plans and renegotiates these agreements in the ordinary course.  Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation.  As such, reimbursement under these agreements is subject to change.  Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays.  As of March 31, 2010, copays outstanding from Part D Plans were approximately $15 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D Plans, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company.  Specifically, approximately $103 million (excluding interest) is owed to the Company by this group of customers as of March 31, 2010, of which approximately $97 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforseen circumstances.

Inventories

The Company receives discounts, rebates and/or other price concessions (“Discounts”) relating to purchases from its suppliers and vendors.  When recognizing the related receivables associated with these Discounts, Omnicare accounts for these Discounts as a reduction of cost of goods sold and inventories.  The Company records its estimates of Discounts earned during the period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of  applicable arrangements, and giving proper consideration to authoritative guidance relating to customer payments and incentives.  Receivables related to Discounts are regularly adjusted based on the best available information, and to actual amounts as cash is received and the applicable arrangements are settled.

Fair Value

The authoritative guidance for fair value measurements defines a hierarchy that prioritizes the inputs in fair value measurements.  “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities.  “Level 2” measurements use significant other observable inputs.  “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.  The assets, as further described in detail at the “Fair Value” note of the Notes to the Consolidated Financial Statements in Omnicare’s 2009 Annual Report, measured at fair value as of March 31, 2010 and December 31, 2009 were as follows:

		Based on
		Quoted Prices	Other
	Fair Value	in Active	Observable	Unobservable
	at March 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Rabbi trust assets	$135,192	$135,192	$-	$-
Interest rate swap agreement - fair value hedge	6,583	-	6,583	-
Derivatives	-	-	-	-
Total	$141,775	$135,192	$6,583	$-

		Based on
		Quoted Prices	Other
	Fair Value	in Active	Observable	Unobservable
	at December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Rabbi trust assets	$133,040	$133,040	$-	$-
Interest rate swap agreement - fair value hedge	3,595	-	3,595	-
Derivatives	-	-	-	-
Total	$136,635	$133,040	$3,595	$-

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	March 31, 2010		December 31, 2009
Financial Instrument:	Book Value	Fair Value	Book Value	Fair Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$250,600	$250,000	$248,000
6.75% senior subordinated notes, due 2013	225,000	226,700	225,000	219,500
6.875% senior subordinated notes, due 2015	525,000	517,100	525,000	528,500

4.00% junior subordinated convertible debentures, due 2033
Carrying value	199,607	-	199,071	-
Unamortized debt discount	145,393	-	145,929	-
Principal amount	345,000	284,600	345,000	254,400

3.25% convertible senior debentures, due 2035
Carrying value	779,915	-	773,120	-
Unamortized debt discount	197,585	-	204,380	-
Principal amount	977,500	821,100	977,500	801,600

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at March 31, 2010 and December 31, 2009, net of aggregate applicable tax benefits of $19.3 million and $21.5 million, respectively, by component and in the aggregate, follow (in thousands):

	March 31,	December 31,
	2010	2009
Cumulative foreign currency translation adjustments	$18,320	$19,046
Unrealized gain on fair value of investments	300	73
Pension and postemployment benefits	(32,935)	(34,459)
Total accumulated other comprehensive income (loss), net	$(14,315)	$(15,340)

Income Taxes

The effective income tax rate was 37.5% for the three months ended March 31, 2010 as compared to the rate of 47.9% for the same prior-year period.  The year-over-year decrease in the effective tax rate is primarily attributable to certain nondeductible litigation costs recognized in the 2009 period.  The effective tax rates in 2010 and 2009 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2009).

Recently Issued Accounting Standards

In March 2010, the Financial Accounting Standards Board (“FASB”) amended the authoritative guidance for derivatives and hedging – embedded derivatives to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument for another.  These amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting.  The Company does not anticipate the effect of this recently issued guidance to be material to its consolidated results of operations, financial position and cash flows.

Note 2 – Discontinued Operations

In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture within twelve months.  Selected financial data related to the discontinued operations of this disposal group for the three months ended March 31, 2010 and 2009 follows:

	Three months ended,
	March 31,
	2010	2009
Net sales	$15,094	$21,455
Loss from operations of disposal group, pretax	(5,724)	(2,214)
Income tax benefit	2,276	880
Loss from operations of disposal group, aftertax	$(3,448)	$(1,334)

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

Effective January 1, 2009, the Company adopted the provisions of the revised authoritative guidance for business combinations, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions.  This implementation resulted in acquisition and other related costs of approximately $0.2 million and $0.8 million pretax ($0.1 million and $0.5 million, aftertax) during the three months ended March 31, 2010, and 2009, respectively, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions completed during the 2010 and 2009 periods, partially offset by a reduction in the 2010 period of the Company’s original estimate of contingent consideration payable for an acquisition.

During the first three months of 2010, Omnicare completed one acquisition in the Pharmacy Services segment, which was not significant to the Company.  Acquisitions of businesses required outlays of $8.7 million (including amounts payable pursuant to acquisition agreements relating to pre-2010 acquisitions) in the three months ended March 31, 2010.  The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.  The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions.  Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change.  The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 4 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2010, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total
Balance as of December 31, 2009	$4,181,492	$92,203	$4,273,695
Goodwill acquired in the three months
ended March 31, 2010	5,230	-	5,230
Other	2,956	(1,166)	1,790
Balance as of March 31, 2010	$4,189,678	$91,037	$4,280,715

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

The decrease in the March 31, 2010 net carrying amount of the Company’s other identifiable intangible assets of approximately $9 million from December 31, 2009 primarily relates to amortization expense recorded during the three-month period, partially offset by increases due primarily to customer relationship assets and non-compete agreements associated with the recent acquisition, which have a weighted-average life of approximately 13 years.

Note 5 – Debt

A summary of debt follows (in thousands):

	March 31,	December 31,
	2010	2009
Revolving loans, due 2010, $800 million	$-	$-
Senior term A loan, due 2010	50,000	125,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	225,000	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	11,965	6,524
Subtotal	2,384,465	2,454,024
Add interest rate swap agreement	6,583	3,595
(Subtract) unamortized debt discount	(342,978)	(350,309)
(Subtract) current portion of debt	(52,984)	(127,071)
Total long-term debt, net	$1,995,086	$1,980,239

As previously announced, the Company has undertaken a series of related capital restructuring initiatives.  Omnicare has commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $225 million outstanding principal amount of its 6.75% senior subordinated notes due 2013.  In order to fund the Tender Offer, subject to market conditions, Omnicare plans a public offering of a minimum of $300 million aggregate principal amount of new long-term senior subordinated debt securities (the “Proposed Offering”).  The Company intends to allocate the remaining portion of the proceeds to a new share repurchase program under which the Board of Directors of Omnicare has authorized, subject to completion of the Proposed Offering, the repurchase of up to $200 million of the outstanding shares of the Company’s common stock from time to time over the next two years.  Finally, the Company intends to refinance its existing revolving credit facility with a new $350 million revolving credit facility, expected to be secured by certain accounts receivable.

The Company’s debt instruments, including related terms and certain financial covenants as well as a description of Omnicare’s Credit Agreement, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2009 Annual Report.

At March 31, 2010, there was no outstanding balance under the Company’s $800 million revolving credit facility, maturing on July 28, 2010 (“Revolving Loans”), and $50 million outstanding under the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”).  The Company repaid $75 million on the Term Loans during the three months ended March 31, 2010.  The interest rate on the Term Loans was 1.99% at March 31, 2010.  As of March 31, 2010, the Company had approximately $25 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.  The Company amortized to expense approximately $1.2 million and $1.8 million of deferred debt issuance costs during the three months ended March 31, 2010 and 2009, respectively.

The estimated floating interest rate on the interest rate swap agreement was 2.71% at March 31, 2010, as compared to the 6.125% stated rate on the corresponding senior subordinated notes due 2013 with remaining principal outstanding of $250 million at March 31, 2010.

The Company has two convertible debentures, the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Debentures”) and its 3.25% convertible senior debentures, due 2035 (“3.25% Convertible Debentures”).  For further description of the Company’s convertible debt see the “Debt” note of the “Notes to Consolidated Financial Statements” in Omnicare’s 2009 Annual Report.  The authoritative guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The carrying amounts of the Company’s debt and equity balances, are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Carrying value of equity component	$441,318	$441,318

Principal amount of convertible debt	$1,322,500	$1,322,500
Unamortized debt discount	(342,978)	(350,309)
Net carrying value of convertible debt	$979,522	$972,191

As of March 31, 2010, the remaining amortization period for the debt discount was approximately 23.25 and 5.75 years for the 4.00% Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the 4.00% Debentures and the 3.25% Convertible Debentures were 8.01% and 7.625%, respectively.  The impact of this accounting guidance for the three months ended March 31, 2010 and 2009 was an increase in pretax interest expense of approximately $7.3 million and $6.8 million ($4.6 million and $4.2 million aftertax), respectively.

Note 6 – Stock-Based Compensation

At March 31, 2010, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2009 Annual Report.  Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders.  As further described in Omnicare’s 2009 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended,
	March 31,
	2010	2009
Stock awards	$5,903	$5,515
Stock options	1,283	1,317
Total stock-based compensation expense	$7,186	$6,832

The assumptions used to value stock options granted during the periods ended March 31, 2010 and 2009 are as follows:

	2010	2009
Expected volatility	35.0%	35.7%
Risk-free interest rate	2.1%	2.0%
Expected dividend yield	0.3%	0.3%
Expected term of options (in years)	4.8	4.7
Weighted average fair value per option	$8.01	$9.19

A summary of stock option activity under the plans for the three months ended March 31, 2010, is presented below (in thousands, except exercise price and term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	6,323	$32.50
Options granted	30	25.00
Options exercised	(22)	19.10
Options forfeited	(480)	35.01
Options outstanding, end of period	5,851	$32.31	4.5	$15,218
Options exercisable, end of period	4,796	$33.18	3.8	$11,876

The total exercise date intrinsic value of options exercised during the three months ended March 31, 2010 was $0.2 million.

A summary of non-vested restricted stock awards for the three months ended March 31, 2010 is presented below (in thousands, except grant price data):

	Shares	Weighted- Average Grant Date Price
Non-vested shares, beginning of period	2,595	$29.52
Shares awarded	16	28.44
Shares vested	(245)	38.32
Shares forfeited	(32)	24.17
Non-vested shares, end of period	2,334	$28.66

As of March 31, 2010, there was approximately $61 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately six years.  The total grant date fair value of shares vested during the three months ended March 31, 2010 related to stock awards and stock options was approximately $9.6 million.

The Company recorded charges relating to the prior implementation of the authoritative guidance for share-based payments, which primarily relate to stock option expense, of approximately $1.3 million and $1.7 million pretax ($0.8 million and $1.1 million aftertax) for the three months ended March 31, 2010 and 2009, respectively.

Note 7 – Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2009 Annual Report.  Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.4 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

The Company has various defined benefit plans, as further described in Omnicare’s 2009 Annual Report.  The following table presents the components of net periodic pension cost for all pension plans for the three months ended March 31, 2010 and 2009 (pretax, in thousands):

	Three months ended,
	March 31,
	2010	2009
Service cost	$923	$375
Interest cost	1,340	1,499
Amortization of deferred amounts
(primarily prior actuarial losses)	1,968	250
Return on assets	(56)	(60)
Net periodic pension cost	$4,175	$2,064

As of March 31, 2010, the aggregate defined benefit plans’ liabilities totaled approximately $156 million.  During the first three months of 2010, the Company made $0.2 million in payments related to funding the rabbi trusts for the settlement of the Company’s pension obligations.  The fair value of these assets was approximately $135 million at March 31, 2010.  The aggregate defined benefit plans’ liabilities are the projected benefit obligation to be paid based upon services through retirement.  The aggregate assets in the rabbi trusts are the amounts required to fund the lump sum benefits of the Excess Benefit Plan.  These benefits were fully funded as of March 31, 2010.

Note 8 – Earnings Per Share Data

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended March 31,
	Income	Common Shares	Per Common Share
2010:	(Numerator)	(Denominator)	Amounts
Basic EPS
Income from continuing operations	$54,300		$0.46
Loss from discontinued operations	(3,448)		(0.03)
Net income	50,852	117,763	$0.43
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	72	275
Stock options, warrants and awards	-	417
Diluted EPS
Income from continuing operations plus assumed conversions	54,372		$0.46
Loss from discontinued operations	(3,448)		(0.03)
Net income plus assumed conversions	$50,924	118,455	$0.43

2009:
Basic EPS
Income from continuing operations	$32,228		$0.28
Loss from discontinued operations	(1,334)		(0.01)
Net income	30,894	116,448	$0.27
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	71	275
Stock options, warrants and awards	-	618
Diluted EPS
Income from continuing operations plus assumed conversions	32,299		$0.28
Loss from discontinued operations	(1,334)		(0.01)
Net income plus assumed conversions	$30,965	117,341	$0.26

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

During the three months ended March 31, 2010 and 2009, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarters ended March 31, 2010 and 2009 totaled 5.0 million and 6.2 million, respectively.

Note 9 – Restructuring and Other Related Charges

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

This program is estimated to result in total pretax restructuring and other related charges of approximately $120 million.  As presented in further detail below, the Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $7 million and $7 million pretax (approximately $4 million and $4 million aftertax) during the three months ended March 31, 2010 and 2009, respectively, or cumulative aggregate restructuring and other related charges of approximately $119 million before taxes through the first quarter of 2010.  The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented.  The Company eliminated approximately 1,200 positions in completing its initial phase of the program.  The remainder of the program is currently estimated to result in a net reduction of approximately 1,400 positions (2,100 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 1,280 positions had been eliminated as of March 31, 2010.  The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.  The Company currently estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.  In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

The restructuring charges associated with the overall program primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.  The other related charges are primarily comprised of professional fees.  Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

	Balance at	2010	Utilized	Balance at
	December 31,	Provision/	during	March 31,
Restructuring charges:	2009	Accrual	2010	2010
Employee severance	$3,843	$4,398	$(5,814)	$2,427
Lease terminations	9,003	490	(2,075)	7,418
Other assets, fees and facility exit costs	459	1,269	(1,176)	552
Total restructuring charges	$13,305	6,157	$(9,065)	$10,397

Other related charges		882

Total restructuring and other related charges		$7,039

As of March 31, 2010, the Company has made cumulative payments of approximately $31 million of severance and other employee-related costs for the Omnicare Full Potential Plan.  The remaining liabilities at March 31, 2010, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments, severance and professional fees) and will be settled as these matters are finalized.  The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with the authoritative guidance for employers’ accounting for postemployment benefits; and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with the authoritative guidance regarding accounting for costs associated with exit or disposal activities.

Note 10 – Commitments and Contingencies

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

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, Kenton Circuit, against the members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. The individual defendants have not yet responded to the complaint, but intend to mount a vigorous defense to the claims, which they believe are entirely without merit.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson, the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between Johnson & Johnson and the Company.  Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products.  The Company has not yet responded to the complaint, but intends to mount a vigorous defense to the claims, which it believes are entirely without merit.

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

On or about March 12, 2010, a qui tam complaint entitled State of Illinois, ex rel. Adam B. Resnick and Maureen Nehls v. Omnicare, Inc. Morris Esformes, Phillip Esformes, and Tim Dacy, that was filed under seal in Illinois state court, was unsealed by the court.  The State of Illinois notified the court that it declined to intervene in the action.  This complaint was brought by the same two qui tam relators, Adam Resnick and Maureen Nehls, that brought the complaint in the United States District Court in Chicago described above.  This complaint is based on allegations nearly identical to a portion of the allegations contained in that federal action.  The Company has not been served with the complaint in this action.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

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

On November 2, 2009, the Company entered into a civil settlement agreement, without any finding of wrongdoing or any admission of liability, finalizing a previously disclosed agreement in principle, under which the Company paid the federal government and participating state governments $98 million plus interest from June 24, 2009 (the date of the agreement in principle referenced above) and related expenses to settle various alleged civil violations of federal and state laws.  The settlement agreements release the Company from claims that the Company allegedly violated various federal and state laws due to the Company having allegedly made a payment to certain nursing home chains in return for the referral of pharmaceutical business; allegedly provided consultant pharmacist services to its customers at rates below the Company's cost of providing the services and below fair market value to induce the referral of pharmaceutical business; allegedly accepted a payment from a generic drug manufacturer allegedly in exchange for purchasing that manufacturer’s products and recommending that physicians prescribe such products to nursing home patients; and allegedly accepted rebates, grants and other forms of remuneration from a drug manufacturer to induce the Company to recommend that physicians prescribe one of the manufacturer’s drugs, and the rebate agreements conditioned payment of the rebates upon the Company engaging in an “active intervention program” to convince physicians to prescribe the drug and requiring that all competitive products be prior authorized for the drug’s failure, where the Company failed to disclose to physicians that such intervention activities were a condition of it receiving such rebate payments.

The Company denies the contentions of the qui tam relators and the federal government as set forth in the settlement agreement and the complaints.  All 50 states and the District of Columbia have participated in the settlement.  In addition, the Department of Justice has advised the Company that it has no present intention of pursuing an investigation and/or filing suit under the False Claims Act against the Company with respect to allegations in the qui tam complaints that, during 1999-2003, pharmaceutical manufacturers named as defendants in the complaints made payments to the Company in return for the Company recommending and/or purchasing such manufacturers' drugs.

Pursuant to stipulations of dismissal executed in connection with the settlement agreement, the five complaints were dismissed.  As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA are expected to result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief.  The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects.  On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995.  On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed.  On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories.  On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances.  Plaintiffs thereafter filed their second amended complaint on January 29, 2007.  The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves.  The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission.  That motion was fully briefed as of May 1, 2007.  In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007.  On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff.  On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case.  Oral argument was held on September 18, 2008.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, as well as affirming the denial of Alaskan Electrical Pension Fund’s motion to intervene.  However, the appellate court reversed the dismissal of the claim brought for violation of Section 11 of the Securities Act of 1933, remanding the case to the district court for further proceedings, including application of the rule requiring plaintiffs to allege fraud with particularity to their Section 11 claim.  On November 3, 2009, plaintiffs filed a motion in the Court of Appeals seeking a rehearing or a rehearing en banc with respect to a single aspect of the Court's decision, namely, whether the federal rule requiring pleading with particularity should apply to their claim under Section 11 of the Securities Act.  On December 16, 2009, that petition was denied, and on January 13, 2010, that Court issued its mandate by which the Section 11 claim was remanded to the district court for further proceedings consistent with the decision and order of October 21, 2009.  At a conference on March 4, 2010, the district court stayed further proceedings pending the resolution of plaintiffs’ anticipated petition to the U. S. Supreme Court for a writ of certiorari.

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

The three months ended March 31, 2010 and 2009 included a $5.5 million and $41.7 million pretax charge ($3.5 million and $32.5 million after taxes), respectively, reflected in the “Litigation and other related charges” line of the Consolidated Statements of Income, primarily for litigation-related settlements and professional expenses in connection with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts; the Company’s lawsuit against United; certain large customer disputes; the investigation by the federal government and certain states relating to drug substitutions; and the purported class and derivative actions.  Additionally, in connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company  is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in the pretax special item reflected above.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  As a precautionary measure, the Company voluntarily and temporarily suspended operations at this facility.  During the time that this facility was closed, the Company conducted certain environmental tests at the facility.  Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters (as defined below) and certain billing issues.  The Company continues to work to address and resolve certain remaining issues, and fully restore centralized repackaging to its original levels.  In order to replace the capacity of this facility, the Company ramped-up production in its other repackaging facility, as well as onsite in its individual pharmacies.  Further, in order to replace the repackaging capacity of the closed facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the closed facility.  The agreement initially extends through October 2010.  As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents.  Addressing these issues served to increase costs and, as a result, the three months ended March 31, 2010 included special charges of approximately $1.2 million pretax (approximately $0.4 million and approximately $0.8 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($0.8 million after taxes) for additional costs precipitated by the quality control, product recall and fire damage issues at this facility (“Repack Matters”).  The associated costs for the three months ended March 31, 2009 totaled $2.0 million pretax ($1.1 million and $0.9 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($1.2 million after taxes).  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of March 31, 2010, the Company has received approximately $10 million in insurance recoveries.

Although the Company cannot know with certainty the ultimate outcome of the matters described in the preceding paragraphs other than as disclosed, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows or, in the case of the investigations regarding certain drug substitutions and the Repack Matters and other billing matters, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges recorded by the Company.

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  The Company is also involved in various legal actions arising in the normal course of business.  At any point in time, the Company is in varying stages of discussions on these matters.  These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable.  Consequently, an estimate of the possible loss or range of loss associated with certain actions cannot be made, and there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 11 – Segment Information

Based on the “management approach,” as defined by the authoritative guidance for disclosures about segments of an enterprise and related information, Omnicare has two reportable segments.  The Company’s larger reportable segment is Pharmacy Services.  Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals.  The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at March 31, 2010.  The Company’s other reportable segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries in 32 countries around the world at March 31, 2010, including the United States.  Where applicable, operating segments have been aggregated giving consideration to the management approach.

The table below presents information about the segments as of and for the three months ended March 31, 2010 and 2009, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended March 31,
	Pharmacy	CRO	Corporate and	Consolidated
2010:	Services	Services	Consolidating	Totals
Net sales	$1,494,491	$29,743	$-	$1,524,234
Depreciation and amortization expense	(19,457)	(470)	(15,981)	(35,908)
Restructuring and other related charges	(1,927)	(3,534)	(1,578)	(7,039)
Litigation and other related charges	(5,506)	-	-	(5,506)
Repack matters	(1,193)	-	-	(1,193)
Acquisition and other related costs	(227)	-	-	(227)
Operating income (expense) from continuing operations	151,241	(5,262)	(24,812)	121,167
Total assets	6,730,876	160,288	432,542	7,323,706
Capital expenditures	(5,322)	(113)	(80)	(5,515)

2009:
Net sales	$1,497,362	$44,743	$-	$1,542,105
Depreciation and amortization expense	(20,842)	(474)	(14,200)	(35,516)
Restructuring and other related charges	(5,998)	(52)	(867)	(6,917)
Litigation and other related charges	(41,665)	-	-	(41,665)
Repack matters	(1,993)	-	-	(1,993)
Acquisition and other related costs	(839)	-	-	(839)
Operating income (expense) from continuing operations	121,182	2,992	(26,655)	97,519
Total assets	6,884,829	166,984	389,760	7,441,573
Capital expenditures	(7,523)	(520)	(554)	(8,597)

In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses incurred, Omnicare included in its reported CRO segment net sales amount, for the three month periods ended March 31, 2010 and 2009, reimbursable out-of-pockets totaling $3.9 million and $5.8 million, respectively.

Note 12 – Guarantor Subsidiaries

The Company’s 6.125% senior subordinated notes due 2013, the 6.75% senior subordinated notes due 2013 and the 6.875% senior subordinated notes due 2015 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2010 and December 31, 2009 for the balance sheets as well as the statements of income and the statements of cash flows for the three months ended March 31, 2010 and 2009.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 12 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)
	Three months ended March 31,
2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$-	$1,480,052	$44,182	$-	$1,524,234
Cost of sales	-	1,138,626	33,278	-	1,171,904
Repack matters	-	443	-	-	443
Gross profit	-	340,983	10,904	-	351,887
Selling, general and administrative expenses	2,678	185,441	7,054	-	195,173
Provision for doubtful accounts	-	21,448	577	-	22,025
Restructuring and other related charges	-	5,567	1,472	-	7,039
Litigation and other related charges	-	5,506	-	-	5,506
Repack matters	-	750	-	-	750
Acquisition and other related costs	-	227	-	-	227
Operating income (loss)	(2,678)	122,044	1,801	-	121,167
Investment income	193	1,471	-	-	1,664
Interest expense, including amortization of
discount on convertible notes	(35,673)	(266)	-	-	(35,939)
Income (loss) from continuing operations before income taxes	(38,158)	123,249	1,801	-	86,892
Income tax (benefit) expense	(14,160)	46,069	683	-	32,592
Income (loss) from continuing operations	(23,998)	77,180	1,118	-	54,300
Loss from discontinued operations	-	(3,111)	(337)	-	(3,448)
Equity in net income of subsidiaries	74,850	-	-	(74,850)	-
Net income	$50,852	$74,069	$781	$(74,850)	$50,852

2009:
Net sales	$-	$1,497,726	$44,379	$-	$1,542,105
Cost of sales	-	1,115,843	35,925	-	1,151,768
Repack matters	-	1,102	-	-	1,102
Gross profit	-	380,781	8,454	-	389,235
Selling, general and administrative expenses	6,938	204,303	4,892	-	216,133
Provision for doubtful accounts	-	24,821	450	-	25,271
Restructuring and other related charges	-	6,917	-	-	6,917
Litigation and other related charges	-	41,665	-	-	41,665
Repack matters	-	891	-	-	891
Acquisition and other related costs	-	839	-	-	839
Operating income (loss)	(6,938)	101,345	3,112	-	97,519
Investment income	436	1,971	-	-	2,407
Interest expense, including amortization of discount on convertible notes	(37,828)	(256)	-	-	(38,084)
Income (loss) from continuing operations before income taxes	(44,330)	103,060	3,112	-	61,842
Income tax (benefit) expense	(16,970)	45,375	1,209	-	29,614
Income (loss) from continuing operations	(27,360)	57,685	1,903	-	32,228
Loss from discontinued operations	-	(618)	(716)	-	(1,334)
Equity in net income of subsidiaries	58,254	-	-	(58,254)	-
Net income	$30,894	$57,067	$1,187	$(58,254)	$30,894

Note 12 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2010 (Unaudited):	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$188,667	$104,372	$22,173	$-	$315,212
Restricted cash	-	3,297	-	-	3,297
Accounts receivable, net (including intercompany)	-	1,183,526	14,706	(15,433)	1,182,799
Unbilled receivables, CRO	-	19,464	-	-	19,464
Inventories	-	362,863	6,984	-	369,847
Deferred income tax benefits, net-current	-	116,367	4,088	(472)	119,983
Other current assets	1,061	177,939	15,440	-	194,440
Current assets of discontinued operations	-	8,461	2,473	-	10,934
Total current assets	189,728	1,976,289	65,864	(15,905)	2,215,976
Properties and equipment, net	-	204,306	4,762	-	209,068
Goodwill	-	4,202,120	78,595	-	4,280,715
Identifiable intangible assets, net	-	279,248	9,323	-	288,571
Other noncurrent assets	31,677	249,906	75	-	281,658
Noncurrent assets of discontinued operations	-	23,922	23,796	-	47,718
Investment in subsidiaries	6,041,717	-	-	(6,041,717)	-
Total assets	$6,263,122	$6,935,791	$182,415	$(6,057,622)	$7,323,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing
operations (including intercompany)	$97,346	$403,502	$38,617	$(15,433)	$524,032
Current liabilities of discontinued operations	-	5,605	720	-	6,325
Long-term debt, notes and convertible debentures	1,986,105	8,978	3	-	1,995,086
Deferred income tax liabilities, net-noncurrent	250,507	323,603	12,554	(472)	586,192
Other noncurrent liabilities	-	282,907	-	-	282,907
Stockholders’ equity	3,929,164	5,911,196	130,521	(6,041,717)	3,929,164
Total liabilities and stockholders’ equity	$6,263,122	$6,935,791	$182,415	$(6,057,622)	$7,323,706

Note 12 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$223,644	$33,664	$18,401	$-	$275,709
Restricted cash	-	15,264	-	-	15,264
Accounts receivable, net (including intercompany)	-	1,192,627	21,854	(5,886)	1,208,595
Unbilled receivables, CRO	-	21,868	-	-	21,868
Inventories	-	361,156	7,321	-	368,477
Deferred income tax benefits, net-current	-	118,023	49	(4,497)	113,575
Other current assets	1,026	192,555	3,911	-	197,492
Current assets of discontinued operations	-	15,274	3,353	-	18,627
Total current assets	224,670	1,950,431	54,889	(10,383)	2,219,607
Properties and equipment, net	-	204,891	4,078	-	208,969
Goodwill	-	4,195,767	77,928	-	4,273,695
Identifiable intangible assets, net	-	287,804	9,349	-	297,153
Other noncurrent assets	29,930	248,842	49	-	278,821
Noncurrent assets of discontinued operations	-	22,557	23,302	-	45,859
Investment in subsidiaries	5,992,094	-	-	(5,992,094)	-
Total assets	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing
operations (including intercompany)	$144,793	$460,809	$13,127	$(5,886)	$612,843
Current liabilities of discontinued operations	-	6,361	845	-	7,206
Long-term debt, notes and convertible debentures	1,975,786	4,450	3	-	1,980,239
Deferred income tax liabilities, net-noncurrent	250,122	314,581	11,416	(4,497)	571,622
Other noncurrent liabilities	-	276,201	-	-	276,201
Stockholders’ equity	3,875,993	5,847,890	144,204	(5,992,094)	3,875,993
Total liabilities and stockholders’ equity	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

Note 12 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)
	Three months ended March 31,
2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$(2,880)	$115,152	$5,745	$118,017

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(8,702)	-	(8,702)
Capital expenditures	-	(5,406)	(109)	(5,515)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	-	10,995	-	10,995
Other	-	(224)	8	(216)
Net cash flows used in investing activities	-	(3,337)	(101)	(3,438)

Cash flows from financing activities:
Net payments on line of credit facilities and term A loan	(75,000)	-	-	(75,000)
Payments on long-term borrowings and obligations	(684)	-	-	(684)
Increase in cash overdraft balance	5,038	2,884	-	7,922
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(2,670)	-	-	(2,670)
Excess tax benefits from stock-based compensation	101	-	-	101
Dividends paid	(2,688)	-	-	(2,688)
Other	43,806	(43,806)	-	-
Net cash flows used in financing activities	(32,097)	(40,922)	-	(73,019)

Effect of exchange rate changes on cash	-	-	(1,872)	(1,872)

Net increase (decrease) in cash and cash equivalents	(34,977)	70,893	3,772	39,688
Less increase (decrease) in cash and cash equivalents of discontinued operations	-	185	-	185
Increase (decrease) in cash and cash equivalents of continuing operations	(34,977)	70,708	3,772	39,503
Cash and cash equivalents at beginning of period	223,644	33,664	18,401	275,709
Cash and cash equivalents at end of period	$188,667	$104,372	$22,173	$315,212

Note 12 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)
	Three months ended March 31,
2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$10,113	$114,092	$(3,287)	$120,918

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(31,710)	-	(31,710)
Capital expenditures	-	(8,658)	61	(8,597)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	-	1,448	-	1,448
Other	-	(2,616)	-	(2,616)
Net cash flows used in investing activities	-	(41,536)	61	(41,475)

Cash flows from financing activities:
Net payments on line of credit facilities and term A loan	(75,000)	-	-	(75,000)
Payments on long-term borrowings and obligations	(494)	-	-	(494)
(Decrease) increase in cash overdraft balance	(2,711)	1,308	-	(1,403)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(1,870)	-	-	(1,870)
Excess tax benefits from stock-based compensation	438	-	-	438
Dividends paid	(2,673)	-	-	(2,673)
Other	74,350	(74,350)	-	-
Net cash flows used in financing activities	(7,960)	(73,042)	-	(81,002)

Effect of exchange rate changes on cash	-	-	1,558	1,558

Net increase (decrease) in cash and cash equivalents	2,153	(486)	(1,668)	(1)
Less (decrease) in cash and cash equivalents of discontinued operations	-	(80)	(1)	(81)
Increase (decrease) in cash and cash equivalents of continuing operations	2,153	(406)	(1,667)	80
Cash and cash equivalents at beginning of period	145,178	44,109	25,381	214,668
Cash and cash equivalents at end of period	$147,331	$43,703	$23,714	$214,748

Note 12 – Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of March 31, 2010 and December 31, 2009 for the balance sheets as well as the statements of income and the statements of cash flows for the three months ended March 31, 2010 and 2009.  Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 12 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)
	Three months ended March 31,
2010:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$-	$-	$1,524,234	$-	$1,524,234
Cost of sales	-	-	1,171,904	-	1,171,904
Repack matters	-	-	443	-	443
Gross profit	-	-	351,887	-	351,887
Selling, general and administrative expenses	2,678	299	192,196	-	195,173
Provision for doubtful accounts	-	-	22,025	-	22,025
Restructuring and other related charges	-	-	7,039	-	7,039
Litigation and other related charges	-	-	5,506	-	5,506
Repack matters	-	-	750	-	750
Acquisition and other related costs	-	-	227	-	227
Operating income (loss)	(2,678)	(299)	124,144	-	121,167
Investment income	193	-	1,471	-	1,664
Interest expense, including amortization of
discount on convertible notes	(35,673)	-	(266)	-	(35,939)
Income (loss) from continuing operations before income taxes	(38,158)	(299)	125,349	-	86,892
Income tax (benefit) expense	(14,160)	(111)	46,863	-	32,592
Income (loss) from continuing operations	(23,998)	(188)	78,486	-	54,300
Loss from discontinued operations	-	-	(3,448)	-	(3,448)
Equity in net income of subsidiaries	74,850	-	-	(74,850)	-
Net income (loss)	$50,852	$(188)	$75,038	$(74,850)	$50,852

2009:
Net sales	$-	$-	$1,542,105	$-	$1,542,105
Cost of sales	-	-	1,151,768	-	1,151,768
Repack matters	-	-	1,102	-	1,102
Gross profit	-	-	389,235	-	389,235
Selling, general and administrative expenses	6,938	421	208,774	-	216,133
Provision for doubtful accounts	-	-	25,271	-	25,271
Restructuring and other related charges	-	-	6,917	-	6,917
Litigation and other related charges	-	-	41,665	-	41,665
Repack matters	-	-	891	-	891
Acquisition and other related costs	-	-	839	-	839
Operating income (loss)	(6,938)	(421)	104,878	-	97,519
Investment income	436	-	1,971	-	2,407
Interest expense, including amortization of
discount on convertible notes	(37,828)	-	(256)	-	(38,084)
Income (loss) from continuing operations before income taxes	(44,330)	(421)	106,593	-	61,842
Income tax (benefit) expense	(16,970)	(161)	46,745	-	29,614
Income (loss) from continuing operations	(27,360)	(260)	59,848	-	32,228
Loss from discontinued operations	-	-	(1,334)	-	(1,334)
Equity in net income of subsidiaries	58,254	-	-	(58,254)	-
Net income (loss)	$30,894	$(260)	$58,514	$(58,254)	$30,894

Note 12 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2010 (Unaudited):	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$188,667	$-	$126,545	$-	$315,212
Restricted cash	-	-	3,297	-	3,297
Accounts receivable, net (including intercompany)	-	73	1,182,799	(73)	1,182,799
Unbilled receivables, CRO	-	-	19,464	-	19,464
Inventories	-	-	369,847	-	369,847
Deferred income tax benefits, net-current	-	-	120,455	(472)	119,983
Other current assets	1,061	-	193,379	-	194,440
Current assets of discontinued operations	-	-	10,934	-	10,934
Total current assets	189,728	73	2,026,720	(545)	2,215,976
Properties and equipment, net	-	19	209,049	-	209,068
Goodwill	-	-	4,280,715	-	4,280,715
Identifiable intangible assets, net	-	-	288,571	-	288,571
Other noncurrent assets	31,677	19	249,962	-	281,658
Noncurrent assets of discontinued operations	-	-	47,718	-	47,718
Investment in subsidiaries	6,041,717	-	-	(6,041,717)	-
Total assets	$6,263,122	$111	$7,102,735	$(6,042,262)	$7,323,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing
operations (including intercompany)	$97,346	$-	$426,759	$(73)	$524,032
Current liabilities of discontinued operations	-	-	6,325	-	6,325
Long-term debt, notes and convertible debentures	1,986,105	-	8,981	-	1,995,086
Deferred income tax liabilities, net-noncurrent	250,507	-	336,157	(472)	586,192
Other noncurrent liabilities	-	-	282,907	-	282,907
Stockholders’ equity	3,929,164	111	6,041,606	(6,041,717)	3,929,164
Total liabilities and stockholders’ equity	$6,263,122	$111	$7,102,735	$(6,042,262)	$7,323,706

Note 12 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2009:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$223,644	$-	$52,065	$-	$275,709
Restricted cash	-	-	15,264	-	15,264
Accounts receivable, net (including intercompany)	-	69	1,208,595	(69)	1,208,595
Unbilled receivables, CRO	-	-	21,868	-	21,868
Inventories	-	-	368,477	-	368,477
Deferred income tax benefits, net-current	-	-	118,072	(4,497)	113,575
Other current assets	1,026	-	196,466	-	197,492
Current assets of discontinued operations	-	-	18,627	-	18,627
Total current assets	224,670	69	1,999,434	(4,566)	2,219,607
Properties and equipment, net	-	19	208,950	-	208,969
Goodwill	-	-	4,273,695	-	4,273,695
Identifiable intangible assets, net	-	-	297,153	-	297,153
Other noncurrent assets	29,930	19	248,872	-	278,821
Noncurrent assets of discontinued operations	-	-	45,859	-	45,859
Investment in subsidiaries	5,992,094	-	-	(5,992,094)	-
Total assets	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing
operations (including intercompany)	$144,793	$5	$468,114	$(69)	$612,843
Current liabilities of discontinued operations	-	-	7,206	-	7,206
Long-term debt, notes and convertible debentures	1,975,786	-	4,453	-	1,980,239
Deferred income tax liabilities, net-noncurrent	250,122	-	325,997	(4,497)	571,622
Other noncurrent liabilities	-	-	276,201	-	276,201
Stockholders’ equity	3,875,993	102	5,991,992	(5,992,094)	3,875,993
Total liabilities and stockholders’ equity	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

Note 12 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)
	Three months ended March 31,
2010:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$(2,880)	$-	$120,897	$118,017

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(8,702)	(8,702)
Capital expenditures	-	-	(5,515)	(5,515)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	-	-	10,995	10,995
Other	-	-	(216)	(216)
Net cash flows used in investing activities	-	-	(3,438)	(3,438)

Cash flows from financing activities:
Net payments on line of credit facilities and term A loan	(75,000)	-	-	(75,000)
Payments on long-term borrowings and obligations	(684)	-	-	(684)
Increase in cash overdraft balance	5,038	-	2,884	7,922
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(2,670)	-	-	(2,670)
Excess tax benefits from stock-based compensation	101	-	-	101
Dividends paid	(2,688)	-	-	(2,688)
Other	43,806	-	(43,806)	-
Net cash flows used in financing activities	(32,097)	-	(40,922)	(73,019)

Effect of exchange rate changes on cash	-	-	(1,872)	(1,872)

Net increase (decrease) in cash and cash equivalents	(34,977)	-	74,665	39,688
Less increase in cash and cash equivalents of discontinued operations	-	-	185	185
Increase (decrease) in cash and cash equivalents of continuing operations	(34,977)	-	74,480	39,503
Cash and cash equivalents at beginning of period	223,644	-	52,065	275,709
Cash and cash equivalents at end of period	$188,667	$-	$126,545	$315,212

Note 12 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)
	Three months ended March 31,
2009:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$10,113	$-	$110,805	$120,918

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(31,710)	(31,710)
Capital expenditures	-	-	(8,597)	(8,597)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	-	-	1,448	1,448
Other	-	-	(2,616)	(2,616)
Net cash flows used in investing activities	-	-	(41,475)	(41,475)

Cash flows from financing activities:
Net payments on line of credit facilities and term A loan	(75,000)	-	-	(75,000)
Payments on long-term borrowings and obligations	(494)	-	-	(494)
(Decrease) increase in cash overdraft balance	(2,711)	-	1,308	(1,403)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(1,870)	-	-	(1,870)
Excess tax benefits from stock-based compensation	438	-	-	438
Dividends paid	(2,673)	-	-	(2,673)
Other	74,350	-	(74,350)	-
Net cash flows used in financing activities	(7,960)	-	(73,042)	(81,002)

Effect of exchange rate changes on cash	-	-	1,558	1,558

Net increase (decrease) in cash and cash equivalents	2,153	-	(2,154)	(1)
Less (decrease) in cash and cash equivalents of discontinued operations	-	-	(81)	(81)
Increase / (decrease) in cash and cash equivalents of continuing operations	2,153	-	(2,073)	80
Cash and cash equivalents at beginning of period	145,178	-	69,490	214,668
Cash and cash equivalents at end of period	$147,331	$-	$67,417	$214,748

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.  In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.”  The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2009, which appear in the Company’s Annual Report on Form 10-K, (“Omnicare’s 2009 Annual Report”), which was filed with the Securities and Exchange Commission on February 25, 2010. All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

Overview of Three Months Ended March 31, 2010 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company.  Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Omnicare is also a provider of specialty pharmaceutical products and support services.  At March 31, 2010, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,370,000 beds relating to continuing operations, including approximately 74,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2009 was 1,377,000 relating to continuing operations (including approximately 68,000 patients served by patient assistance programs).  The comparable number at March 31, 2009 was 1,382,000 relating to continuing operations (including approximately 56,000 patients served by patient assistance programs).  Omnicare provides its pharmacy services in 47 states in the United States, the District of Columbia and Canada at March 31, 2010.  Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 32 countries worldwide.  For further description of the Company’s business activities, see the “Business” caption of Part I, Item 1 of Omnicare’s 2009 Annual Report.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts).  The Company has disclosed in this MD&A, with the exception of EBITDA (discussed below) and days sales outstanding, only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended,
	March 31,
	2010 (a)	2009 as adjusted (a)

Net sales	$1,524,234	$1,542,105

Income from continuing operations	$54,300	$32,228
Discontinued operations (a)	(3,448)	(1,334)
Net income	$50,852	$30,894

Earnings (loss) per common share - Basic:(b)
Continuing operations	$0.46	$0.28
Discontinued operations (a)	(0.03)	(0.01)
Net income	$0.43	$0.27

Earnings (loss) per common share - Diluted:(b)
Continuing operations	$0.46	$0.28
Discontinued operations (a)	(0.03)	(0.01)
Net income	$0.43	$0.26

EBITDA from continuing operations(c)	$149,744	$126,238

EBITDA from continuing operations reconciliation
to net cash flows from operating activities:
EBITDA from continuing operations(c)	$149,744	$126,238
(Subtract)/Add:
Interest expense, net of investment income	(26,944)	(28,880)
Income tax provision	(32,592)	(29,614)
Changes in assets and liabilities, net of
effects from acquisition and divestitures of businesses	27,601	53,033
Net cash flows from operating activities
of continuing operations	117,809	120,777
Net cash flows from operating activities
of discontinued operations	208	141
Net cash flows from operating activities	$118,017	$120,918

(a)
In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture within twelve months.  See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

(b)
Earnings per share is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

(c)
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

Three Months Ended March 31, 2010 vs. 2009

Total net sales for the three months ended March 31, 2010 were $1,524.2 million versus $1,542.1 million in the comparable prior-year period.  Income from continuing operations for the three months ended March 31, 2010 was $54.3 million versus $32.2 million earned in the comparable 2009 period.  Diluted earnings per share from continuing operations for the three months ended March 31, 2010 were $0.46 versus $0.28 in the same prior-year period.  In total, including discontinued operations, net income for the three months ended March 31, 2010 was $50.9 million, or $0.43 per diluted share, as compared with $30.9 million, or $0.26 per diluted share, earned in the comparable prior-year period.  EBITDA from continuing operations totaled $149.7 million for the three months ended March 31, 2010 as compared with $126.2 million for the same period of 2009.  In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture within twelve months.

Net sales for the quarter were impacted primarily by the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, along with a shift in mix towards assisted living, and lower sales in the Company’s clinical research business. Partially offsetting these factors were the favorable impact of drug price inflation, the increased use of certain higher acuity drugs and biologic agents, acquisitions, as well as growth in specialty pharmacy services.  See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company continues to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program.  The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the first quarter of 2010 by approximately $21 million (approximately $13 million aftertax), and cumulatively since April 2006 by approximately $406 million (approximately $252 million aftertax).  This matter is currently the subject of litigation initiated by Omnicare and is before the federal appellate court in the Seventh Circuit Court of Appeals.  See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The Company’s consolidated gross profit was $351.9 million for the three months ended March 31, 2010, compared with the same prior-year period amount of $389.2 million.  Gross profit as a percentage of total net sales was 23.1% in the three months ended March 31, 2010, versus 25.2% in the comparable 2009 period.  Gross profit was unfavorably affected in the 2010 period largely by certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement and/or utilization for certain drugs, competitive pricing issues and the lower average number of beds served year-over-year.  Partially offsetting these factors were the increased availability and utilization of higher margin generic drugs, purchasing improvements, the continued integration of acquisitions, productivity improvement initiatives, and the favorable effect of drug price inflation.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended March 31, 2010 were $195.2 million as compared with the comparable prior-year amount of $216.1 million.  Operating expenses as a percentage of net sales amounted to 12.8% in the first quarter of 2010 versus 14.0% in the comparable prior-year period.  Operating expenses for the quarter ended March 31, 2010 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives and non-drug purchasing program, as well as the continued integration of prior-period acquisitions.

The provision for doubtful accounts for the three months ended March 31, 2010 was $22.0 million versus $25.3 million in the comparable prior-year period.  Net accounts receivable of approximately $1,183 million at March 31, 2010 was $26 million lower than the December 31, 2009 balance of approximately $1,209 million.  Further, accounts receivable days sales outstanding were approximately 72 and 80 at March 31, 2010 and 2009, respectively, representing a year-over-year reduction of 8 days.

Investment income for the three months ended March 31, 2010 of $1.7 million was modestly lower than the $2.4 million earned in the comparable prior-year period.

Interest expense for the three months ended March 31, 2010 of $28.6 million was lower than the $31.3 million in the comparable prior-year period, primarily due to lower debt outstanding resulting from payments aggregating $350 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”), during the first quarter of 2009 through the first quarter of 2010, as well as lower interest rates on variable rate loans.

The effective income tax rate was 37.5% for the three months ended March 31, 2010, as compared to the first quarter of 2009 rate of 47.9%.  The year-over-year decrease in the effective tax rate is largely due to certain nondeductible litigation costs recognized in the 2009 period.  The effective tax rates in 2010 and 2009 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2009).

Special Items and Accounting Changes:

Financial results for the three months ended March 31, 2010 from continuing operations included the following charges totaling approximately $22.6 million pretax ($14.2 million aftertax), which primarily impacted the Pharmacy Services segment.  The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.  Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i)           Operating income included restructuring and other related charges of approximately $7.0 million pretax ($4.4 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth.  Additionally, in connection with this productivity enhancement initiative, the Company is also right-sizing and consolidating certain CRO operations.  See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)           During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Repack Matters”).  In addressing and resolving these Repack Matters, the Company continues to experience increased costs and, as a result, the three months ended March 31, 2010 included special charges of $1.2 million pretax (approximately $0.4 million and $0.8 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($0.8 million aftertax) for these increased costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of March 31, 2010, the Company has received approximately $10 million in insurance recoveries.

(iii)           Operating income included special litigation and other related charges of $5.5 million pretax ($3.5 million aftertax) for litigation-related professional expenses primarily in connection with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts, certain large customer disputes, the purported class and derivative actions and the Company’s lawsuit against United.  With respect to these proceedings, including the investigation by the United States Attorney’s Office, District of Massachusetts, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.  Additionally, in connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in the pretax special item reflected above.

(iv)           Operating income included acquisition and other related costs of approximately $0.2 million pretax ($0.1 million aftertax) related to the adoption of the accounting change for business combinations.  These expenses were primarily related to professional fees and acquisition related restructuring costs for 2010 and 2009 acquisitions, partially offset by a reduction in the Company’s original estimate of contingent consideration payable for an acquisition.  See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(v)           Operating expenses included approximately $1.3 million in pretax charges ($0.8 million aftertax) relating to the adoption of the accounting change for share-based payments, which primarily relates to stock option expense.  The authoritative guidance requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi)           The Company recorded a $7.3 million non-cash charge to pretax interest expense ($4.6 million aftertax) related to the adoption of the accounting change for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  See further discussion of this authoritative guidance, including the aforementioned amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Financial results for the three months ended March 31, 2009 from continuing operations included the following charges totaling approximately $60.0 million pretax ($43.8 million aftertax), which primarily impacted the Pharmacy Services segment.  The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.  Management believes that these items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

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

(ii)           In addressing and resolving the aforementioned Repack Matters, the Company continues to experience increased costs and as a result, the three months ended March 31, 2009 included special charges of $2.0 million pretax (approximately $1.1 million and $0.9 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($1.2 million aftertax) for these increased costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of March 31, 2009, the Company had received no material insurance recoveries.

(iii)           Operating income included special litigation and other related charges of $41.7 million pretax ($32.5 million aftertax) for litigation-related settlements and professional expenses primarily in connection with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts, the Company’s lawsuit against United, certain large customer disputes, the purported class and derivative actions, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party.  With respect to these proceedings to which the Company is a party, including the investigation by the United States Attorney’s Office, District of Massachusetts, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iv)           Operating income included acquisition and other related costs of approximately $0.8 million pretax ($0.5 million aftertax) related to the adoption of the accounting change for business combinations.  These expenses were primarily related to professional fees from acquisitions completed during the quarter.  See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(v)           Operating expenses included approximately $1.7 million in pretax charges ($1.1 million aftertax) relating to the adoption of the accounting change for share-based payments, which primarily relates to stock option expense.  This guidance requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi)           The Company recorded a $6.8 million non-cash increase in pretax interest expense ($4.2 million aftertax) related to the retrospective adoption of the accounting change for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  See further discussion of this authoritative guidance, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Three months ended
	March 31,
	2010	2009 as adjusted (a)

Net sales	$1,494,491	$1,497,362
Operating income from continuing operations	$151,241	$121,182

(a)
As discussed elsewhere herein, in mid- 2009, the Company commenced activities to divest certain non-core businesses within its Pharmacy Services segment.  The financial results have been revised to reflect such businesses as discontinued operations.

Omnicare’s Pharmacy Services segment recorded sales of $1,494.5 million for the three months ended March 31, 2010, as compared with the same 2009 period amount of $1,497.4 million, a decrease of $2.9 million.  At March 31, 2010, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,370,000 beds relating to continuing operations, including approximately 74,000 patients served by the patient assistance programs of its specialty pharmacy business.  The comparable number at March 31, 2009 was 1,382,000 relating to continuing operations (including approximately 56,000 patients served by patient assistance programs).  Pharmacy Services sales were unfavorably impacted primarily by the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, along with a shift in mix towards assisted living, which typically has lower penetration rates than skilled nursing facilities.  Partially offsetting these factors were the favorable impact of drug price inflation, the increased use of certain higher acuity drugs and biologic agents, acquisitions, as well as growth in specialty pharmacy services.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $151.2 million in the first quarter of 2010 as compared with the $121.2 million earned in the comparable period of 2009, or an increase of $30.0 million.  As a percentage of the segment’s sales, operating income was 10.1% for the first quarter of 2010, as compared with 8.1% in 2009.  The 2010 quarter was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy services, lower bad debt expense, and purchasing improvements, as well as by the continued progress in the Company’s productivity improvement initiatives, the continued integration of prior-period acquisitions and the year-over-year impact of the previously mentioned special items.  Operating income in 2010 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales.

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

Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “PPACA”), the market basket inflation update for SNFs will be reduced by the full so-called “productivity adjustment” beginning in fiscal year 2012.  This means that the market basket inflation increase will be reduced by a percent determined by the Department of Labor Statistics that reflects economy-wide productivity gains in delivering health care services and to encourage more efficient care.  Other PPACA provisions impacting SNFs include, among others: a requirement that the Secretary of the Department of Health and Human Services (the “Secretary”) develop a plan for a SNF value-based purchasing payment system; the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services; new standards relating to quality assurance and performance improvement; a mandatory compliance program requirement; enhanced transparency disclosure and reporting requirements; and strengthened  fraud and abuse and penalty provisions.   These or other future reimbursement or operational changes could have an adverse effect on the financial condition of the Company’s SNF clients, which, in turn, could adversely affect the timing or level of their payments to Omnicare.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

The Part D drug benefit permits Medicare beneficiaries to enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”).  Part D Plans include plans providing the drug benefit on a stand-alone basis (known as “prescription drug plans”, or “PDPs”) and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (known as “MA-PDs”).  Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although the Centers for Medicare and Medicaid Services (“CMS”) provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries.  Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the Medicare drug benefit, unless they elect to opt out of Part D coverage.  Many nursing home residents Omnicare serves are dual eligibles.  In the 2010 year-to-date period, approximately 43% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries.  As of March 31, 2010, copays outstanding from Part D Plans were approximately $15 million, relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions.  Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct copays.  On April 15, 2010,  CMS issued final rules that make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes.  In particular, a new rule requires that, beginning in 2011, Part D Plans will be required to correct and pay copay amounts within 45 days of receiving “complete information” indicating that a claim adjustment is required based on a beneficiary’s low income subsidy status. The Company believes this will improve its collection of copays from Part D plans.  While many of the other changes in these final rules codify into regulation existing CMS practice, and as such are not expected to have a significant effect, there can be no assurance that this or future regulatory changes to the Part D program will not adversely impact the Company’s results of operations, financial position or cash flows.

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

The PPACA also makes numerous changes to the Part D benefit, including: providing a $250 payment to Part D beneficiaries who reach the so-called “donut hole” coverage gap during 2010, and gradually eliminating the coverage gap beginning in 2011 and finishing in 2020; beginning January 1, 2011, requiring manufacturers of certain branded drug and biological products that are on the given Part D plan's formulary to provide, beginning in 2011, a discount equal to 50% of the negotiated price of such drugs when dispensed to beneficiaries not eligible for the low income subsidy during the coverage gap period; permitting the Secretary to establish certain categories of drugs warranting special formulary treatment; requiring Part D plan sponsors to provide additional medication therapy management services; reducing Part D subsidies for high-income beneficiaries (which will result in an increase in such beneficiaries’ premiums, beginning in 2011); and requiring the Secretary, beginning in 2012, to require Part D plan sponsors “to utilize specific, uniform dispensing techniques” as determined by the Secretary, such as weekly, daily, or automated dose dispensing, when dispensing drugs to enrollees in long-term care facilities to reduce prescription drug waste associated with 30-day fills.  The Secretary is required to consult with relevant stakeholders, including nursing facility representatives and residents, pharmacists, retail and long-term care pharmacies, Part D plans and others determined appropriate by the Secretary, in determining what techniques it will require.  Several other of these provisions will require CMS to promulgate regulations to establish the specific requirements under the statute. The Company cannot predict at this time whether such legislation and its implementing regulations, or future Part D legislation or regulations, will impact its business.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B.  Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B.  The changes impacted payment levels, clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements.  Only suppliers that are winning bidders will be eligible to provide competitively bid items to Medicare beneficiaries in the selected areas, and winning bidders will be paid based on the median of the winning suppliers’ bids for each of the selected items in the region, rather than the Medicare fee schedule amount.

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008.  Due to concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding and adopted a number of changes to the bidding program.  CMS was required to rebid those areas in 2009, with bidding for round two delayed until 2011 and to conduct a second phase of  bidding in 2011 in an additional 70 of the largest metropolitan statistical areas.  The delay was financed by reducing Medicare fee schedule payments for all items covered under round one competitive bidding by 9.5 percent nationwide, effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions).   Bidding for the new round one of the program began October 21, 2009, and ended December 21, 2009.  Contract suppliers are expected to be announced in June 2010, and the program is scheduled to go into effect January 1, 2011.  The Company participated in the new bidding process for round one. There is no assurance that the Company will be a successful bidder in the DMEPOS competitive bidding process, or that reimbursement levels established through the bidding process would not adversely impact the Company’s results of operations, cash flows, or financial condition.

The PPACA requires the Secretary to expand the number of areas to be included in round two of the competitive bidding program from 79 to 100 of the largest MSAs.  In addition, the PPACA requires (rather than permits) the Secretary to use information regarding payments determined under competitive bidding to adjust DMEPOS payments in areas outside of competitive bidding areas beginning in 2016.  Likewise, for items furnished on or after January 1, 2016, the Secretary is directed to continue to adjust prices as additional information is obtained when new items are subject to competitive bidding or when contracts are recompeted. The PPACA further revises Medicare payments to DMEPOS suppliers by eliminating the full inflation update to the fee schedule for 2011 through 2014, in addition to a 2% add-on scheduled to be applied in 2014 to those items that had been selected for inclusion in the first round of the DMEPOS competitive bidding program and that had been subject to a 9.5% fee schedule reduction in 2009.  Instead, for 2011 and each subsequent year, rates will be increased by an annual inflation index less the productivity adjustment.  There can no assurance  that reimbursement levels established through the bidding process or these legislative changes will not adversely impact the Company’s results of operations, cash flows, or financial condition.

CMS required all existing DMEPOS suppliers to submit proof of accreditation by a deemed accreditation organization by September 30, 2009.  MIPPA codifies the requirement that all suppliers be accredited by September 30, 2009 and extends the accreditation requirement to companies that subcontract with contract suppliers under the competitive bidding program.  The Company’s DMEPOS suppliers are accredited.

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

The PPACA includes many program integrity provisions impacting Medicare suppliers, including a provision that as a condition of a written order for DME under Medicare, the physicians must document that the physician, physician assistant, nurse practitioner, or clinical nurse specialist has had a face-to-face encounter (including through telehealth as permitted) with the beneficiary during the six-month period preceding the written order, or other reasonable timeframe as determined by the Secretary.

With respect to Medicaid, many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  States have considerable latitude in setting payment rates for nursing facilities.  States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver.  Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs.  The Deficit Reduction Act (“DRA”), enacted in 2006, also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes.  The PPACA contains additional incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services.   Such initiatives could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities.  No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid.  The upper limit only applies to drug ingredient costs and does not include dispensing fees, which continue to be determined by the states.  First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent.  Thus, under the DRA, the federal upper limit would be triggered when there were two or more therapeutic equivalents, instead of three or more as was previously the case.  Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price (“AMP”).  Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years.  On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules.  Among other things, the final rule: established a new federal upper limit calculation for multiple source drugs based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its Web site; and established a uniform definition for AMP.  Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test).  However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program.  The order also enjoins CMS from posting AMP data on a public Web site or disclosing it to states.  As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits was delayed until further notice.  Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the definition of multiple source drug set forth in the July 17, 2007 final rule.  In short, the effect of the rule was that federal upper limits would apply in all states unless the state finds that a particular generic drug is not available within that state.  CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies.  On October 7, 2008, CMS published the final version of this rule, adopting the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates.  Moreover, MIPPA delayed the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevented CMS from publishing AMP data before October 1, 2009.  To date, CMS has not issued a new rule or published such AMP data.  Consequently, at this time upper payment limits currently in effect were established by CMS under the pre-DRA rules.  It is not clear whether or when CMS will publish new upper limits on additional drugs based upon these rules.

Pursuant to the PPACA, Congress has redefined "average manufacturer price" and "multiple source drug," and has established a new formula for calculating federal upper payment limits.  AMP is now defined as the average price paid to the manufacturer for the drug in the United States by wholesalers for drugs distributed to "retail community pharmacies" and by retail community pharmacies purchasing directly from manufacturers.  However, the term expressly excludes a variety of items:  customary prompt payment discounts extended to wholesalers; bona fide service fees paid by manufacturers to wholesalers or retail community pharmacies (including distribution service fees, inventory management fees, product stocking allowances, and fees associated with administrative services agreements and patient care programs, such as medication compliance programs and patient education programs); reimbursement for recalled, damaged, expired or otherwise unsalable returned goods; and payments received from, or rebates and discounts provided to, pharmacy benefit managers, managed care organizations, mail order pharmacies, long-term care providers, or any other entity that does not conduct business as a wholesaler or retail community pharmacy.  The term “retail community pharmacy” is defined as an independent pharmacy, a chain pharmacy, a supermarket pharmacy, or a mass merchandiser pharmacy that is licensed as a pharmacy and dispenses medications to the general public at retail prices; the term expressly excludes pharmacies that dispense prescriptions through the mail, nursing home pharmacies, long-term care facility pharmacies, hospital pharmacies, clinics, charitable or not-for-profit pharmacies, government pharmacies, and pharmacy benefit managers.  The definition of "multiple source drug" is revised to require that a drug be available for purchase in the United States, rather than in the given state.

The PPACA reverses the DRA provision requiring that upper payment limits be established where there are two or more therapeutically equivalent drugs for a multiple source drug, reverting to the pre-DRA requirement for three or more therapeutically equivalents to trigger this requirement.  The PPACA’s new formula for federal upper payment limits requires that the Secretary calculate the limits as no less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly AMP available for purchase by retail community pharmacies on a nationwide basis.  The Secretary is required to use a “smoothing process” for AMPs; this may involve use of average monthly amounts reported by manufacturers over a given period (e.g. trailing 12 months) to reduce month-to-month variation in reported AMPs.

In addition to reporting AMPs, manufacturers are required to report to CMS the number of units of the product used to calculate its AMP; this data will be necessary to calculate weighted average AMPs determined on the basis of utilization.  Rather than publishing the AMP for each manufacturer's drug, CMS is required to publish only the weighted average AMP.

The PPACA provisions technically go into effect October 1, 2010; however, as a practical matter, it appears that CMS will not be able to calculate new upper payment limits prior to December, 2010 at the earliest, since manufacturers will have until November 30, 2010 to report AMPs using the new definition and unit volume.  Since the AMPs reported by manufacturers under the existing DRA rules have not been published, and in any event AMP has been redefined pursuant to the PPACA, the Company cannot at present determine what changes, if any, in upper limit prices will result from implementation of the PPACA.  Further, given that the PPACA requires only that upper limit prices be “not less than” the 175 percent amount described above, it is unclear when, and to what extent, any revisions in AMP-based upper limit prices will be implemented.

With the advent of Medicare Part D, the Company’s revenues from state Medicaid programs are substantially lower than has been the case previously.  However, some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs.  The Company cannot predict the impact of the new law, as compared with current federal upper payment limits, on the Company’s business.  Further, there can be no assurance that the new federal upper limit payments, CMS or Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact the Company’s business.

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

Broader changes in federal healthcare policy have been adopted in the PPACA. The new law seeks to expand access to affordable health insurance through insurance market reforms, the establishment of health insurance “exchanges” through which individuals and small businesses can purchase qualified insurance coverage, expansion of the Medicaid program and the imposition of health insurance mandates on employers and individuals.  The legislation also makes many changes to Medicare and Medicaid provider payments and operations, and directs the Secretary to conduct numerous pilot programs, demonstration projects and studies that could, in the future, lead to alternative healthcare delivery and payment systems. Further, the law empowers the new Independent Payment Advisory Board to recommend changes to the Medicare program to limit its spending growth that will go into effect automatically unless Congress enacts alternative legislation achieving the required level of savings, which could lead to additional changes in provider payments and the organization of the delivery system.

In order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies.  Given the debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty the impact of the PPACA or additional healthcare initiatives, if any, will have on its business.  Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products.  There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows.  Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program.  Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.  Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels.  Any future healthcare legislation or regulation impacting these rates may materially adversely affect the Company’s business.

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

CRO Services Segment

	Three months ended
	March 31,
	2010	2009

Revenues	$29,743	$44,743
Operating (loss)/income	$(5,262)	$2,992

Omnicare’s CRO Services segment revenues were $29.7 million for the three months ended March 31, 2010 versus the $44.7 million recorded in the same prior-year period, or lower by $15 million.  In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses incurred, the Company included $3.9 million and $5.8 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and cost of sales amounts for the three months ended March 31, 2010 and 2009, respectively.  Revenues for the 2010 quarter were lower than in the same prior-year period primarily due to lower levels of new business added along with the early termination and client-driven delays in the commencement of certain projects.

An operating loss in the CRO Services segment of $5.3 million in the first quarter of 2010 compared with operating income of $3.0 million in the same quarter of 2009, a decrease of $8.3 million.  As a percentage of the segment’s revenue, the operating loss was 17.7% in the first quarter of 2010 compared with operating income of 6.7% of revenue in the same period of 2009.  This decrease is primarily attributable to the aforementioned factors that reduced sales as well as restructuring charges of $3.5 million pretax ($2.2 million aftertax) in the three months ended March 31, 2010 incurred to rightsize and reposition the cost structure of the business.  Backlog at March 31, 2010 was $153.4 million, representing a decrease of $51.9 million from the December 31, 2009 backlog of $205.3 million, and a decrease of $120.3 million from the March 31, 2009 backlog of $273.7 million.

Volatility can occur from time to time in the contract research business owing to factors such as the success or failure of its clients’ compounds, the timing or budgetary constraints of its clients, or consolidation within its client base.  The Company believes that new drug discovery remains an important priority for drug manufacturers and, in order to optimize their research and development efforts, they will continue to turn to contract research organizations to assist them in drug research development and commercialization.

Discontinued Operations

In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture within twelve months.  Selected financial data related to the discontinued operations of this disposal group for the three months ended March 31, 2010 and 2009 follows:

	Three months ended,
	March 31,
	2010	2009
Net sales	$15,094	$21,455
Loss from operations of disposal group, pretax	(5,724)	(2,214)
Income tax benefit	2,276	880
Loss from operations of disposal group, aftertax	$(3,448)	$(1,334)

The loss from operations of disposal group for the three month periods ended March 31, 2010, in comparison to the same prior year period, primarily reflects the impact of reimbursement reductions from Medicare and other payor groups as well as increased provision for doubtful accounts, partially offset by reduced operating costs.

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

This program is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative.  It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses.  The program is estimated to result in total pretax restructuring and other related charges of approximately $120 million over the implementation period.  The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $7 million and $7 million pretax (approximately $4 million and $4 million aftertax) during the three months ended March 31, 2010 and 2009, respectively, or cumulative aggregate restructuring and other related charges of approximately $119 million before taxes through the first quarter of 2010.  The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented.  Incremental capital expenditures related to this program are expected to total approximately $55 million to $60 million over the entire implementation period.  The Company eliminated approximately 1,200 positions in completing its initial phase of the program.  The remainder of the program is currently estimated to result in a net reduction of approximately 1,400 positions (2,100 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 1,280 positions had been eliminated as of March 31, 2010.  The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.  The aforementioned savings anticipated upon completion of the program also include reductions in overtime, excess hours and temporary help, and other productivity gains, equal to an additional 820 full-time equivalents. In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at March 31, 2010 were $318.5 million compared with $291.0 million at December 31, 2009 (including restricted cash amounts of $3.3 million and $15.3 million, respectively).

The Company generated positive net cash flows from operating activities of continuing operations of $117.8 million during the three months ended March 31, 2010, which was relatively consistent with net cash flows from operating activities of continuing operations totaling $120.8 million during the three months ended March 31, 2009.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4% Junior Subordinated Convertible Debentures and 3.25% Convertible Senior Debentures.  This resulted in an increase in the Company’s deferred tax liabilities during the three months ended March 31, 2010 and 2009 of $7.6 million and $7.1 million, respectively ($124.9 million cumulative as of March 31, 2010).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $3.4 million and $41.3 million for the three months ended March 31, 2010 and 2009, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $8.7 million (including amounts payable pursuant to acquisition agreements relating to pre-2010 acquisitions) in the first three months of 2010.  Acquisitions of businesses during the first three months of 2009 required $31.7 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) which were primarily funded by invested cash and operating cash flows.  Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities of continuing operations was $73.0 million for the three months ended March 31, 2010 as compared to $81.0 million for the comparable prior-year period.  During each of the first three months of 2010 and 2009, the Company paid down $75 million on the Term Loans.

At March 31, 2010, there were no outstanding borrowings under the $800 million revolving credit facility, and $50 million in borrowings were outstanding on the Term Loans.

On February 11, 2010, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2010, which is consistent with the annual dividends per share actually paid in 2009.  Aggregate dividends paid of $2.7 million during the three month period ended March 31, 2010 were consistent with those paid in the comparable prior-year period.

There were no known material commitments and contingencies outstanding at March 31, 2010, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

As previously announced, the Company has undertaken a series of related capital restructuring initiatives.  Omnicare has commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $225 million outstanding principal amount of its 6.75% senior subordinated notes due 2013.  In order to fund the Tender Offer, subject to market conditions, Omnicare plans a public offering of a minimum of $300 million aggregate principal amount of new long-term senior subordinated debt securities (the “Proposed Offering”).  The Company intends to allocate the remaining portion of the proceeds to a new share repurchase program under which the Board of Directors of Omnicare has authorized, subject to completion of the Proposed Offering, the repurchase of up to $200 million of the outstanding shares of the Company’s common stock from time to time over the next two years.  Finally, the Company intends to refinance its existing revolving credit facility with a new $350 million revolving credit facility, expected to be secured by certain accounts receivable.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of March 31, 2010, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2009 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations	$2,372,500	$50,000	$475,000	$-	$1,847,500
Capital lease obligations	11,965	2,984	4,874	4,003	104
Operating lease obligations	142,358	34,922	50,969	35,512	20,955
Purchase obligations	61,638	51,110	9,557	971	-
Other current obligations	256,817	256,817	-	-	-
Other long-term obligations	282,907	-	241,257	21,634	20,016
Subtotal	3,128,185	395,833	781,657	62,120	1,888,575
Future interest costs relating to debt
and capital lease obligations	1,421,749	104,110	207,502	175,413	934,724
Total contractual cash obligations	$4,549,934	$499,943	$989,159	$237,533	$2,823,299

As of March 31, 2010, the Company had approximately $25 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the 2010 first quarter, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2009 Annual Report.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable.  DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive "average accounts receivable" and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter.  The resultant percentage is multiplied by 92 days to derive the DSO amount.  Omnicare’s DSO approximated 72 days at March 31, 2010, which was lower than the December 31, 2009 amount of 74 days by approximately 2 days.  On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company.  Specifically, approximately $103 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of March 31, 2010, of which approximately $97 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).  The $103 million represents approximately 6 days of the overall DSO at March 31, 2010.  As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays.  As of March 31, 2010, copays outstanding from Part D Plans were approximately $15 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of March 31, 2010 was $339.2 million, compared with $332.6 million at December 31, 2009.  The allowance for doubtful accounts represented 22.3% and 21.6% of gross receivables (net of contractual allowance adjustments) as of March 31, 2010 and December 31, 2009, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of March 31, 2010 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $15.2 million pretax.

The following table is an aging of the Company’s March 31, 2010 and December 31, 2009 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2010
	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$292,455	$179,136	$471,591
Facility payors	416,360	358,532	774,892
Private Pay payors	100,794	152,046	252,840
CRO	20,723	1,944	22,667
Total gross accounts receivable
(net of contractual allowance adjustments)	$830,332	$691,658	$1,521,990

	December 31, 2009
	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$324,942	$177,054	$501,996
Facility payors	407,151	361,860	769,011
Private Pay payors	106,321	142,485	248,806
CRO	19,121	2,264	21,385
Total gross accounts receivable
(net of contractual allowance adjustments)	$857,535	$683,663	$1,541,198

Inventories

The Company receives discounts, rebates and/or other price concessions (“Discounts”) relating to purchases from its suppliers and vendors.  When recognizing the related receivables associated with these Discounts, Omnicare accounts for these Discounts as a reduction of cost of goods sold and inventories.  The Company records its estimates of Discounts earned during the period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of  applicable arrangements, and giving proper consideration to authoritative guidance relating to customer payments and incentives.  Receivables related to Discounts are regularly adjusted based on the best available information, and to actual amounts as cash is received and the applicable arrangements are settled.  The aggregate amount of these adjustments have not been significant to the Company’s operations.

Goodwill

Given the substantial amount of the excess of fair value over carrying value, none of the Company’s reporting units were considered to be “at risk” of failing step one of Omnicare’s most recent goodwill impairment analysis.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact.  Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated.  The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare, pharmaceutical and contract research industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; the demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D plan sponsors or to the proportion of the Company’s Part D business covered by specific contracts; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with the Company’s Corporate Integrity Agreements.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings.  Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company.  The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points.  The Company’s debt obligations at March 31, 2010 include $50.0 million outstanding under the variable-rate Senior term A loan, due July 2010, at an interest rate of 1.99% at March 31, 2010 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $0.5 million per year); $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $225.0 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right of holders on December 15, 2015).  In connection with its offering of $250.0 million of 6.125% Senior Notes during 2003, the Company entered into a Swap Agreement on all $250.0 million of its aggregate principal amount of the 6.125% Senior Notes.  Under the Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.125% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 2.27%.  The estimated LIBOR-based floating rate (including the 2.27% spread) was 2.71% at March 31, 2010 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $2.5 million per year).  The Swap Agreement, which matches the terms of the 6.125% Senior Notes, is designated and accounted for as a fair value hedge.  The Company is accounting for the Swap Agreement in accordance with the authoritative guidance on derivatives and hedging, so changes in the fair value of the Swap Agreement are offset by changes in the recorded carrying value of the related 6.125% Senior Notes.  The fair value of the Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 6.125% Senior Notes, and amounted to approximately $6.6 million at the end of the 2010 first quarter.  Additionally, at March 31, 2010, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	March 31, 2010		December 31, 2009
Financial Instrument:	Book Value	Fair Value	Book Value	Fair Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$250,600	$250,000	$248,000
6.75% senior subordinated notes, due 2013	225,000	226,700	225,000	219,500
6.875% senior subordinated notes, due 2015	525,000	517,100	525,000	528,500

4.00% junior subordinated convertible debentures, due 2033
Carrying value	199,607	-	199,071	-
Unamortized debt discount	145,393	-	145,929	-
Principal amount	345,000	284,600	345,000	254,400

3.25% convertible senior debentures, due 2035
Carrying value	779,915	-	773,120	-
Unamortized debt discount	197,585	-	204,380	-
Principal amount	977,500	821,100	977,500	801,600

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

ITEM 4 – CONTROLS AND PROCEDURES

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

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION:

ITEM 1 – LEGAL PROCEEDINGS

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

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, Kenton Circuit, against the members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. The individual defendants have not yet responded to the complaint, but intend to mount a vigorous defense to the claims, which they believe are entirely without merit.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson, the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between Johnson & Johnson and the Company.  Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products.  The Company has not yet responded to the complaint, but intends to mount a vigorous defense to the claims, which it believes are entirely without merit.

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

On or about March 12, 2010, a qui tam complaint entitled State of Illinois, ex rel. Adam B. Resnick and Maureen Nehls v. Omnicare, Inc. Morris Esformes, Phillip Esformes, and Tim Dacy, that was filed under seal in Illinois state court, was unsealed by the court.  The State of Illinois notified the court that it declined to intervene in the action.  This complaint was brought by the same two qui tam relators, Adam Resnick and Maureen Nehls, that brought the complaint in the United States District Court in Chicago described above.  This complaint is based on allegations nearly identical to a portion of the allegations contained in that federal action.  The Company has not been served with the complaint in this action.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

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

On November 2, 2009, the Company entered into a civil settlement agreement, without any finding of wrongdoing or any admission of liability, finalizing a previously disclosed agreement in principle, under which the Company has paid the federal government and participating state governments $98 million plus interest from June 24, 2009 (the date of the agreement in principle referenced above) and related expenses to settle various alleged civil violations of federal and state laws.  The settlement agreements release the Company from claims that the Company allegedly violated various federal and state laws due to the Company having allegedly made a payment to certain nursing home chains in return for the referral of pharmaceutical business; allegedly provided consultant pharmacist services to its customers at rates below the Company's cost of providing the services and below fair market value to induce the referral of pharmaceutical business; allegedly accepted a payment from a generic drug manufacturer allegedly in exchange for purchasing that manufacturer’s products and recommending that physicians prescribe such products to nursing home patients; and allegedly accepted rebates, grants and other forms of remuneration from a drug manufacturer to induce the Company to recommend that physicians prescribe one of the manufacturer’s drugs, and the rebate agreements conditioned payment of the rebates upon the Company engaging in an “active intervention program” to convince physicians to prescribe the drug and requiring that all competitive products be prior authorized for the drug’s failure, where the Company failed to disclose to physicians that such intervention activities were a condition of it receiving such rebate payments.

The Company denies the contentions of the qui tam relators and the federal government as set forth in the settlement agreement and the complaints.  All 50 states and the District of Columbia have participated in the settlement.  In addition, the Department of Justice has advised the Company that it has no present intention of pursuing an investigation and/or filing suit under the False Claims Act against the Company with respect to allegations in the qui tam complaints that, during 1999-2003, pharmaceutical manufacturers named as defendants in the complaints made payments to the Company in return for the Company recommending and/or purchasing such manufacturers' drugs.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief.  The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects.  On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995.  On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed.  On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories.  On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances.  Plaintiffs thereafter filed their second amended complaint on January 29, 2007.  The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves.  The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission.  That motion was fully briefed as of May 1, 2007.  In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007.  On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff.  On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case.  Oral argument was held on September 18, 2008.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, as well as affirming the denial of Alaskan Electrical Pension Fund’s motion to intervene.  However, the appellate court reversed the dismissal of the claim brought for violation of Section 11 of the Securities Act of 1933, remanding the case to the district court for further proceedings, including application of the rule requiring plaintiffs to allege fraud with particularity to their Section 11 claim.  On November 3, 2009, plaintiffs filed a motion in the Court of Appeals seeking a rehearing or a rehearing en banc with respect to a single aspect of the Court's decision, namely, whether the federal rule requiring pleading with particularity should apply to their claim under Section 11 of the Securities Act.  On December 16, 2009, that petition was denied, and on January 13, 2010, that Court issued its mandate by which the Section 11 claim was remanded to the district court for further proceedings consistent with the decision and order of October 21, 2009.  At a conference on March 4, 2010, the district court stayed further proceedings pending the resolution of plaintiffs’ anticipated petition to the U. S. Supreme Court for a writ of certiorari.

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by governmental/regulatory authorities responsible for enforcing laws and regulations to which the Company is subject, including reviews of individual Omnicare pharmacy's reimbursement documentation and administrative practices.

ITEM 1A – RISK FACTORS

The Omnicare 2009 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “PPACA”), the market basket inflation update for SNFs will be reduced by the full so-called “productivity adjustment” beginning in fiscal year 2012.  This means that the market basket inflation increase will be reduced by a percent determined by the Department of Labor Statistics that reflects economy-wide productivity gains in delivering health care services and to encourage more efficient care.  Other PPACA provisions impacting SNFs include, among others: a requirement that the Secretary of the Department of Health and Human Services (the “Secretary”) develop a plan for a SNF value-based purchasing payment system; the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services; new standards relating to quality assurance and performance improvement; a mandatory compliance program requirement; enhanced transparency disclosure and reporting requirements; and strengthened  fraud and abuse and penalty provisions. These or other future reimbursement or operational changes could have an adverse effect on the financial condition of the Company’s SNF clients, which could, in turn, adversely affect the timing or level of their payments to Omnicare.

The Medicare Part D prescription drug benefit significantly shifted the payor mix for our pharmacy services.  Effective January 1, 2006, the Part D drug benefit permits Medicare beneficiaries to enroll in Part D Plans for their drug coverage.  Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although the Centers for Medicare & Medicaid Services (“CMS”) provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit, unless they elect to opt out of Part D coverage.  Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs.  In the 2010 year-to-date period, approximately 43% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries.  As of March 31, 2010, copays outstanding from Part D Plans were approximately $15 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions.  Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct co-pays.  On April 15, 2010, CMS issued final rules that make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes.  In particular, a new rule requires that, beginning in 2011, Part D Plans will be required to correct and pay copay amounts within 45 days of receiving “complete information” indicating that a claim adjustment is required based on a beneficiary’s low income subsidy status. The Company believes this will improve its collection of copays from Part D plans.  While many of the other changes in these final rules codify into regulation existing CMS practice, and as such are not expected to have a significant effect, there can be no assurance that this or future regulatory changes to the Part D program will not adversely impact the Company’s results of operations, financial position or cash flows.

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

The PPACA also makes numerous changes to the Part D benefit, including: providing a $250 payment to Part D beneficiaries who reach the so-called “donut hole” coverage gap during 2010, and gradually eliminating the coverage gap beginning in 2011 and finishing in 2020; beginning January 1, 2011, requiring manufacturers of certain branded drug and biological products that are on the given Part D plan's formulary to provide, beginning in 2011, a discount equal to 50% of the negotiated price of such drugs when dispensed to beneficiaries not eligible for the low income subsidy during the coverage gap period; permitting the Secretary to establish certain categories of drugs warranting special formulary treatment; requiring Part D plan sponsors to provide additional medication therapy management services; reducing Part D subsidies for high-income beneficiaries (which will result in an increase in such beneficiaries’ premiums, beginning in 2011); and requiring the Secretary, beginning in 2012, to require Part D plan sponsors “to utilize specific, uniform dispensing techniques” as determined by the Secretary, such as weekly, daily, or automated dose dispensing, when dispensing drugs to enrollees in long-term care facilities to reduce prescription drug waste associated with 30-day fills.  The Secretary is required to consult with relevant stakeholders, including nursing facility representatives and residents, pharmacists, retail and long-term care pharmacies, Part D plans and others determined appropriate by the Secretary, in determining what techniques it will require.  Several other of these provisions will require CMS to promulgate regulations to establish the specific requirements under the statute.  The Company cannot predict at this time whether such legislation and its implementing regulations, or future Part D legislation or regulations, will impact its business.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of DMEPOS under Medicare Part B.  Approximately 1% of our revenue is derived from beneficiaries covered under Medicare Part B.  The changes impacted payment levels, clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements.  Only suppliers that are winning bidders will be eligible to provide competitively bid items to Medicare beneficiaries in the selected areas, and winning bidders will be paid based on the median of the winning suppliers’ bid for each of the selected items in the region, rather than the Medicare fee schedule amount.

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008.  Due to concerns about implementation of the bidding program, in MIPPA Congress terminated the contracts awarded by CMS in the first round of competitive bidding, and adopted a number of changes to the bidding program.  CMS was required to rebid those areas in 2009, with bidding for round two delayed until 2011.  The delay was financed by reducing Medicare fee schedule payments for all items covered under round one competitive bidding by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 (with certain exceptions).  Bidding for the new round one of the program began October 21, 2009, and ended December 21, 2009.  Contract suppliers are expected to be announced in June 2010, and the program is scheduled to go into effect January 1, 2011.  We participated in the new bidding process for round one.  There is no assurance that we will be a successful bidder in the DMEPOS competitive bidding process, or that reimbursement levels established through the bidding process would not adversely impact the Company’s results of operations, cash flows, or financial condition.

The PPACA requires the Secretary to expand the number of areas to be included in round two of the competitive bidding program from 79 to 100 of the largest MSAs.  In addition, the PPACA requires (rather than permits) the Secretary to use information regarding payments determined under competitive bidding to adjust DMEPOS payments in areas outside of competitive bidding areas beginning in 2016.  Likewise, for items furnished on or after January 1, 2016, the Secretary is directed to continue to adjust prices as additional information is obtained when new items are subject to competitive bidding or when contracts are recompeted. The PPACA further revises Medicare payments to DMEPOS suppliers by eliminating the full inflation update to the fee schedule for 2011 through 2014, in addition to a 2% add-on scheduled to be applied in 2014 to those items that had been selected for inclusion in the first round of the DMEPOS competitive bidding program and that had been subject to a 9.5% fee schedule reduction in 2009.  Instead, for 2011 and each subsequent year, rates will be increased by an annual inflation index less the productivity adjustment.  There can no assurance that reimbursement levels established through the bidding process or these legislative changes will not adversely impact the Company’s results of operations, cash flows, or financial condition.

With respect to Medicaid, many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  States have considerable latitude in setting payment rates for nursing facility services.  States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver.  Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs.  The DRA also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes.  The PPACA contains additional incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. Such initiatives could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities.  No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid.  The upper limit only applies to drug ingredient costs and does not include dispensing fees, which continue to be determined by the states.  First, the DRA redefined a multiple source drug subject to the upper limit rules to be a covered outpatient drug that has at least one other drug product that is therapeutically equivalent.  Thus, under the DRA, the federal upper limit would be triggered when there were two or more therapeutic equivalents, instead of three or more as was previously the case.  Second, effective January 1, 2007, the DRA changed the federal upper payment limit from 150 percent of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250 percent of the lowest average manufacturer price (“AMP”).  Congress expected these DRA provisions to reduce federal and state Medicaid spending by $8.4 billion over five years.  On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules.  Among other things, the final rule: established a new federal upper limit calculation for multiple source drug based on 250 percent of the lowest AMP in a drug class; required CMS to post AMP amounts on its Web site; and established a uniform definition for AMP.  Additionally, the final rule provided that sales of drugs to long-term care pharmacies for supply to nursing homes and assisted living facilities (as well as associated discounts, rebates or other price concessions) are not to be taken into account in determining AMP where such sales can be identified with adequate documentation, and that any AMPs which are not at least 40% of the next highest AMP will not be taken into account in determining the upper limit amount (the so-called “outlier” test).  However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program.  The order also enjoins CMS from posting AMP data on a public Web site or disclosing it to states.  As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices in late December 2007 based upon the July 17, 2007 final rule despite its earlier planned timetable, and the schedule for states to implement the new upper limits was delayed until further notice.  Separately, on March 14, 2008, CMS published an interim final rule with comment period revising the definition of multiple source drug set forth in the July 17, 2007 final rule.  In short, the effect of the rule was that federal upper limits would apply in all states unless the state finds that a particular generic drug is not available within that state.  CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies.  On October 7, 2008, CMS published the final version of this rule, adopting the March 2008 interim final rule with technical changes effective November 6, 2008, although it continues to be subject to an injunction to the extent that it affects Medicaid pharmacy reimbursement rates. Moreover, MIPPA delayed the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevented CMS from publishing AMP data before October 1, 2009.  To date, CMS has not issued a new rule or published such AMP data. Consequently, at this time upper payment limits currently in effect were established by CMS under the pre-DRA rules.  It is not clear whether or when CMS will publish new upper limits on additional drugs based upon these rules.

Pursuant to the PPACA, Congress has redefined "average manufacturer price" and "multiple source drug," and has established a new formula for calculating federal upper payment limits.  AMP is now defined as the average price paid to the manufacturer for the drug in the United States by wholesalers for drugs distributed to "retail community pharmacies" and by retail community pharmacies purchasing directly from manufacturers.  However, the term expressly excludes a variety of items:  customary prompt payment discounts extended to wholesalers; bona fide service fees paid by manufacturers to wholesalers or retail community pharmacies (including distribution service fees, inventory management fees, product stocking allowances, and fees associated with administrative services agreements and patient care programs, such as medication compliance programs and patient education programs); reimbursement for recalled, damaged, expired or otherwise unsalable returned goods; and payments received from, or rebates and discounts provided to, pharmacy benefit managers, managed care organizations, mail order pharmacies, long-term care providers, or any other entity that does not conduct business as a wholesaler or retail community pharmacy.  The term “retail community pharmacy” is defined as an independent pharmacy, a chain pharmacy, a supermarket pharmacy, or a mass merchandiser pharmacy that is licensed as a pharmacy and dispenses medications to the general public at retail prices; the term expressly excludes pharmacies that dispense prescriptions through the mail, nursing home pharmacies, long-term care facility pharmacies, hospital pharmacies, clinics, charitable or not-for-profit pharmacies, government pharmacies, and pharmacy benefit managers.  The definition of "multiple source drug" is revised to require that a drug be available for purchase in the United States, rather than in the given state.

The PPACA reverses the DRA provision requiring that upper payment limits be established where there are two or more therapeutically equivalent drugs for a multiple source drug, reverting to the pre-DRA requirement for three or more therapeutically equivalents to trigger this requirement.  The PPACA’s new formula for federal upper payment limits requires that the Secretary calculate the limits as no less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly AMP available for purchase by retail community pharmacies on a nationwide basis.  The Secretary is required to use a “smoothing process” for AMPs; this may involve use of average monthly amounts reported by manufacturers over a given period (e.g. trailing 12 months) to reduce month-to-month variation in reported AMPs.

In addition to reporting AMPs, manufacturers are required to report to CMS the number of units of the product used to calculate its AMP; this data will be necessary to calculate weighted average AMPs determined on the basis of utilization.  Rather than publishing the AMP for each manufacturer's drug, CMS is required to publish only the weighted average AMP.

The PPACA provisions technically go into effect October 1, 2010; however, as a practical matter, it appears that CMS will not be able to calculate new upper payment limits prior to December, 2010 at the earliest, since manufacturers will have until November 30, 2010 to report AMPs using the new definition and unit volume.  Since the AMPs reported by manufacturers under the existing DRA rules have not been published, and in any event AMP has been redefined pursuant to the PPACA, the Company cannot at present determine what changes, if any, in upper limit prices will result from implementation of the PPACA.  Further, given that the PPACA requires only that upper limit prices be “not less than” the 175 percent amount described above, it is unclear when, and to what extent, any revisions in AMP-based upper limit prices will be implemented.

With the advent of Medicare Part D, our revenues from state Medicaid programs are substantially lower than has been the case previously.  However, some of our agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing mechanisms for prescription drugs.  We cannot predict the impact of the new law, as compared with current federal upper payment limits, on our business.  Further, there can be no assurance that federal upper limit payments under pre-DRA rules, CMS adoption of a revised rule under the DRA, Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact our business.

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

Broader changes in federal healthcare policy have been adopted in the PPACA. The new law seeks to expand access to affordable health insurance through insurance market reforms, the establishment of health insurance “exchanges” through which individuals and small businesses can purchase qualified insurance coverage, expansion of the Medicaid program and the imposition of health insurance mandates on employers and individuals.  The legislation also makes many changes to Medicare and Medicaid provider payments and operations, and directs the Secretary to conduct numerous pilot programs, demonstration projects and studies that could, in the future, lead to alternative healthcare delivery and payment systems. Further, the law empowers the new Independent Payment Advisory Board to recommend changes to the Medicare program to limit its spending growth that will go into effect automatically unless Congress enacts alternative legislation achieving the required level of savings, which could lead to additional changes in provider payments and the organization of the delivery system.

In order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies.  Given the debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty the impact of the PPACA or additional healthcare initiatives, if any, will have on its business.  Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products.  There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows.  Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program.  Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.  Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels.  Any future healthcare legislation or regulation impacting these rates may materially adversely affect the Company’s business.

If we fail to comply with licensure requirements, fraud and abuse laws or other applicable laws, we may need to curtail operations, we could be subject to significant penalties and we may be subject to governmental investigations, claims and litigation.

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

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government.  Some states have adopted similar state whistleblower and false claims provisions.  We have from time to time received, and may in the future receive, government inquiries from federal and state agencies relating to the Company regarding compliance with various health care laws.  These investigations, claims or litigation could result in penalties, fines or other consequences, and there can be no assurance that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position or cash flows.

Our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.  The Drug Enforcement Administration (“DEA”) has recently increased scrutiny and enforcement of long-term care pharmacy practices under the federal Controlled Substances Act.  We believe that this increased scrutiny and, in some cases, stringent interpretation of existing regulations, effectively changes longstanding practices for dispensing controlled substances in the long-term care facility setting.  We have been required to modify the controlled substances dispensing procedures at certain of our pharmacies to comply with the regulations as currently interpreted by the DEA.  Heightened enforcement of controlled substances regulations could increase the overall regulatory burden and costs associated with our pharmacy services.  There can be no assurance that this heightened level of enforcement, or any fines or other penalties resulting therefrom, will not materially adversely affect our results of operations, financial condition or cash flows.

We expend considerable resources in connection with our compliance efforts.  We believe that we are in compliance in all material respects with state and federal regulations applicable to our business.  However, we cannot assure you that government enforcement agencies will agree with our assessment, or that we would not be subject to an enforcement action under applicable law.  Moreover, Congress has enacted health reform legislation that expands federal health care fraud enforcement authorities.  The Company cannot predict at this time the costs associated with compliance with such law.

If we fail to comply with our Corporate Integrity Agreement, we could incur penalties or suffer other adverse consequences; there are costs associated with compliance.

In 2009, the Company entered into an amended and restated Corporate Integrity Agreement ("CIA") which replaces the Company’s prior corporate integrity agreement entered into in 2006 and subsequently amended in 2007, and which requires, among other things, that the Company maintain and augment its compliance program in accordance with the terms of the agreement.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b), or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to the Office of Inspector General regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s obligations under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to, among other things, create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug, have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA are expected to result in increased costs to maintain the Company’s compliance program and could result in greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties or other adverse consequences.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchases of Omnicare, Inc. common stock during the quarter ended March 31, 2010 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2010	-	$-	-	$-
February 1 - 28, 2010	1	25.08	-	-
March 1 - 31, 2010	85	28.42	-	-
Total	86	$28.35	-	$-

(a)
During the first quarter of 2010, the Company purchased 86 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6 – EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date:  May 6, 2010                                                              By:  /s/ John L. Workman
John L. Workman
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.3)	Third Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K December 23, 2008
(10.1)	Amended and Restated Employment Agreement with Beth A. Kinerk, dated April 29, 2010	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.