Form 10-Q
period 2010-06-30
OMNICARE INC
filed 2010-08-05
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer  ☒       Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Common Stock Outstanding
	Number of Shares	Date
Common Stock, $1 par value	118,161,387	June 30, 2010

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT JUNE 30, 2010

INDEX

                                                                                                          PAGE
PART I - FINANCIAL INFORMATION:

PART II - OTHER INFORMATION:

ITEM 1.	LEGAL PROCEEDINGS	85

ITEM 1A.	RISK FACTORS	91

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	102

ITEM 6.	EXHIBITS	102

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$1,519,121	$1,540,507	$3,043,355	$3,082,612
Cost of sales	1,182,864	1,168,778	2,354,768	2,320,546
Repack matters (Note 10)	466	815	909	1,917
Gross profit	335,791	370,914	687,678	760,149
Selling, general and administrative expenses	198,521	203,491	393,694	419,624
Provision for doubtful accounts	21,012	22,710	43,037	47,981
Restructuring and other related charges (Note 9)	5,480	5,883	12,519	12,800
Litigation and other related charges (Note 10)	29,361	28,357	34,867	70,022
Repack matters (Note 10)	221	381	971	1,272
Acquisition and other related costs (Note 3)	(164)	2,011	63	2,850
Operating income	81,360	108,081	202,527	205,600
Investment income	1,105	1,032	2,769	3,439
Interest expense	(39,712)	(29,775)	(68,320)	(61,062)
Amortization of discount on convertible notes (Note 5)	(7,473)	(6,927)	(14,804)	(13,724)
Income from continuing operations before income taxes	35,280	72,411	122,172	134,253
Income tax provision	13,879	30,417	46,471	60,031
Income from continuing operations	21,401	41,994	75,701	74,222
Loss from discontinued operations (Note 2)	(9,802)	(13,275)	(13,250)	(14,609)
Net income	$11,599	$28,719	$62,451	$59,613

Earnings (loss) per common share - Basic:
Continuing operations	$0.18	$0.36	$0.64	$0.64
Discontinued operations	(0.08)	(0.11)	(0.11)	(0.13)
Net income	$0.10	$0.25	$0.53	$0.51

Earnings (loss) per common share - Diluted:
Continuing operations	$0.18	$0.36	$0.64	$0.63
Discontinued operations	(0.08)	(0.11)	(0.11)	(0.12)
Net income	$0.10	$0.24	$0.53	$0.51
Dividends per common share	$0.0225	$0.0225	$0.0450	$0.0450
Weighted average number of common
shares outstanding:
Basic	117,434	116,852	117,598	116,652
Diluted	118,116	117,640	118,285	117,490
Comprehensive income	$9,310	$27,223	$61,187	$57,898

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands,  except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$394,911	$275,709
Restricted cash	2,936	15,264
Accounts receivable, less allowances of $342,771 (2009-$332,603)	1,162,536	1,208,595
Unbilled receivables, CRO	18,687	21,868
Inventories	361,182	368,477
Deferred income tax benefits	123,363	113,575
Other current assets	219,706	197,492
Current assets of discontinued operations	9,969	18,627
Total current assets	2,293,290	2,219,607
Properties and equipment, at cost less accumulated depreciation of $342,588 (2009-$324,995)	205,102	208,969
Goodwill	4,280,260	4,273,695
Identifiable intangible assets, less accumulated amortization of $205,165 (2009-$186,424)	279,664	297,153
Rabbi trust assets for settlement of pension obligations	142,275	133,040
Other noncurrent assets	168,560	145,781
Noncurrent assets of discontinued operations	36,197	45,859
Total noncurrent assets	5,112,058	5,104,497
Total assets	$7,405,348	$7,324,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$219,470	$256,886
Accrued employee compensation	31,015	43,688
Deferred revenue, CRO	15,625	11,226
Current debt	2,485	127,071
Other current liabilities	164,175	173,972
Current liabilities of discontinued operations	5,908	7,206
Total current liabilities	438,678	620,049
Long-term debt, notes and convertible debentures (Note 5)	2,187,378	1,980,239
Deferred income tax liabilities	603,374	571,622
Other noncurrent liabilities	285,484	276,201
Total noncurrent liabilities	3,076,236	2,828,062
Total liabilities	3,514,914	3,448,111

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized, 128,232,800
shares issued (2009-127,824,800 shares issued)	128,233	127,825
Paid-in capital (Note 5)	2,292,373	2,269,905
Retained earnings	1,755,727	1,698,620
Treasury stock, at cost-10,071,400 shares (2009-7,545,000 shares) (Note 1)	(269,295)	(205,017)
Accumulated other comprehensive income (loss)	(16,604)	(15,340)
Total stockholders' equity	3,890,434	3,875,993
Total liabilities and stockholders' equity	$7,405,348	$7,324,104

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$62,451	$59,613
Loss from discontinued operations	13,250	14,609
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation expense	23,583	25,467
Amortization expense	45,251	45,886
Write-off of debt issuance costs	2,060	-
Tender premium	(7,323)	-
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable and unbilled receivables, net of provision for doubtful accounts	50,617	72,831
Inventories	9,027	112,253
Other current and noncurrent assets	(18,442)	(11,583)
Accounts payable	(41,140)	(89,876)
Accrued employee compensation	(12,732)	(13,865)
Deferred revenue	4,399	(8,412)
Current and noncurrent liabilities	22,139	55,357
Net cash flows from operating activities of continuing operations	153,140	262,280
Net cash flows from operating activities of discontinued operations	437	662
Net cash flows from operating activities	153,577	262,942
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(11,855)	(43,100)
Capital expenditures	(11,678)	(15,315)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	11,256	843
Disbursements for loans and investments	(2,350)	-
Other	1,072	(1,789)
Net cash flows used in investing activities of continuing operations	(13,555)	(59,361)
Net cash flows used in investing activities of discontinued operations	(45)	(444)
Net cash flows used in investing activities	(13,600)	(59,805)
Cash flows from financing activities:
Net payments on revolving credit facility and term A loan	(125,000)	(150,000)
Proceeds from long-term borrowings and obligations	400,000	-
Payments on long-term borrowings and obligations	(218,478)	(993)
Fees paid for financing arrangements	(17,028)	-
Increase (decrease) in cash overdraft balance	3,127	(137)
Payments for Omnicare common stock repurchases (Note 1)	(49,154)	-
Proceeds (payments) for stock awards and exercise of stock options,
net of stock tendered in payment	(5,241)	9,464
Excess tax benefits from stock-based compensation	432	2,366
Dividends paid	(5,343)	(5,352)
Net cash flows used in financing activities of continuing operations	(16,685)	(144,652)
Net cash flows provided by financing activities of discontinued operations	-	-
Net cash flows used in financing activities	(16,685)	(144,652)
Effect of exchange rate changes on cash	(3,698)	831
Net increase in cash and cash equivalents	119,594	59,316
Less increase in cash and cash equivalents of discontinued operations	392	218
Increase in cash and cash equivalents of continuing operations	119,202	59,098
Cash and cash equivalents at beginning of period	275,709	214,668
Cash and cash equivalents at end of period	$394,911	$273,766

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 - Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of the management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Debt”, “Restructuring and Other Related Charges” and “Commitments and Contingencies” notes) considered necessary for a fair statement of the consolidated results of operations, financial position and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”).  These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Omnicare’s 2009 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings.  The Company has discontinued a component of its pharmacy services business (see “Discontinued Operations” note).  All amounts disclosed in these Consolidated Financial Statements and related notes are presented on a continuing operations basis unless otherwise stated.

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

Concentration of Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006.  As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006.  Approximately 44% of the Company’s revenues in the six months ended June 30, 2010 were generated under the Part D program.  The Company estimates that approximately 26% of these Part D revenues during the six months ended June 30, 2010 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group, Inc. and its affiliates (“United”).  United and a small number of other Part D Plan sponsors and pharmaceutical benefit managers reimburse a significant portion of the Company’s Part D revenues.  Prior to the implementation of the Medicare Part D program, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

As noted, the Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan.  The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees.  The Company continues to have ongoing discussions with Part D Plans and renegotiates these agreements in the ordinary course.  Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation.  As such, reimbursement under these agreements is subject to change.  Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays.  As of June 30, 2010, copays outstanding from Part D Plans were approximately $15 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D Plans, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company.  Specifically, approximately $106 million (excluding interest) is owed to the Company by this group of customers as of June 30, 2010, of which approximately $99 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).

Until these administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen circumstances.

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

Fair Value

The authoritative guidance for fair value measurements defines a hierarchy that prioritizes the inputs in fair value measurements.  “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities.  “Level 2” measurements use significant other observable inputs.  “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.  The assets, as further described in detail at the “Fair Value” note of the Notes to the Consolidated Financial Statements in Omnicare’s 2009 Annual Report, measured at fair value as of June 30, 2010 and December 31, 2009 were as follows:

		Based on
		Quoted Prices	Other
	Fair Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Rabbi trust assets	$142,275	$142,275	$–	$–
7.75% Interest rate swap agreement - fair value hedge (1)	8,698	–	8,698	–
Derivatives	–	–	–	–
Total	$150,973	$142,275	$8,698	$–

		Based on
		Quoted Prices	Other
	Fair Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Rabbi trust assets	$133,040	$133,040	$–	$–
6.125% Interest rate swap agreement - fair value hedge (2)	3,595	–	3,595	–
Derivatives	–	–	–	–
Total	$136,635	$133,040	$3,595	$–

(1)
In connection with its offering of $400 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2020 (the “7.75% Senior Notes”), the Company entered into an interest rate swap agreement with respect to all $400 million of the aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreement”).  The 7.75% Swap Agreement hedges against exposure to long-term U.S. dollar interest rates, and is designated and accounted for as a fair value hedge.  The Company is accounting for the 7.75% Swap Agreement in accordance with the authoritative guidance regarding accounting for derivative instruments and hedging activities, so changes in the fair value of the 7.75% Swap Agreement are offset by changes in the recorded carrying value of the related 7.75% Senior Notes.  The fair value of the 7.75% Swap Agreement is recorded in the “Other noncurrent assets” or “Other noncurrent liabilities” line of the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 7.75% Senior Notes.  The fair value of over-the-counter derivative instruments, such as the Company’s interest rate swap, can be modeled for valuation using a variety of techniques.  The Company’s interest rate swap is valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread as allowed by the authoritative guidance for fair value measurements.  As such, the swap is categorized within Level 2 of the hierarchy.

(2)
In the second quarter of 2010, the counterparties to the interest rate swap agreement on the $250 million 6.125% Senior Subordinated Notes (the “6.125% Swap Agreement”) notified the Company that they were terminating the swap agreement effective June 1, 2010.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	June 30, 2010		December 31, 2009
Financial Instrument:	Book Value	Fair Value	Book Value	Fair Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$250,500	$250,000	$248,000
6.75% senior subordinated notes, due 2013	7,934	8,100	225,000	219,500
6.875% senior subordinated notes, due 2015	525,000	529,500	525,000	528,500
7.75% senior subordinated notes, due 2020	400,000	407,500	–	–

4.00% junior subordinated convertible debentures, due 2033
Carrying value	200,155	–	199,071	–
Unamortized debt discount	144,845	–	145,929	–
Principal amount	345,000	245,700	345,000	254,400

3.25% convertible senior debentures, due 2035
Carrying value	786,840	–	773,120	–
Unamortized debt discount	190,660	–	204,380	–
Principal amount	977,500	813,800	977,500	801,600

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at June 30, 2010 and December 31, 2009, net of aggregate applicable tax benefits of $16.3 million and $21.5 million, respectively, by component and in the aggregate, follow (in thousands):

	June 30,	December 31,
	2010	2009
Cumulative foreign currency translation adjustments	$10,959	$19,046
Unrealized gain on fair value of investments	4,135	73
Pension and postemployment benefits	(31,698)	(34,459)
Total accumulated other comprehensive income (loss), net	$(16,604)	$(15,340)

Income Taxes

The effective income tax rate was 39.3% and 38.0% for the three and six months ended June 30, 2010, respectively, as compared to the rate of 42.0% and 44.7%, respectively, for the same prior-year periods.  The year-over-year decrease in the effective tax rate is primarily attributable to certain nondeductible litigation costs recognized in the 2009 period.  The effective tax rates in 2010 and 2009 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2009).

Common Stock Repurchase Program

On May 3, 2010, Omnicare announced that in conjunction with its second quarter 2010 refinancing (as described in the “Debt” note of these financial statements), the Company’s Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million, depending on market conditions and other factors.  In the three and six months ended June 30, 2010, the Company repurchased approximately 2.0 million shares at an aggregate cost of approximately $49 million.  Accordingly, the Company had approximately $151 million of share repurchase authority remaining as of June 30, 2010.  These second quarter 2010 repurchases were made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements.  On June 30, 2010, Omnicare had approximately 118.2 million shares of common stock outstanding.

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

Note 2 – Discontinued Operations

In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture in the near term.  Selected financial data related to the discontinued operations of this disposal group for the three and six months ended June 30, 2010 and 2009 follows:

	Three months ended, June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$14,539	$19,818	$29,633	$41,273
Loss from operations of disposal group, pretax	(2,188)	(2,008)	(7,912)	(4,222)
Income tax benefit	870	798	3,146	1,678
Loss from operations of disposal group, aftertax	(1,318)	(1,210)	(4,766)	(2,544)

Impairment charge, pretax	(10,343)	(14,492)	(10,343)	(14,492)
Income tax benefit on impairment charge	1,859	2,427	1,859	2,427
Impairment charge, aftertax	(8,484)	(12,065)	(8,484)	(12,065)

Loss from discontinued operations, aftertax	$(9,802)	$(13,275)	$(13,250)	$(14,609)

For the three and six months ended June 30, 2010 and 2009, the disposal group recorded an impairment charge of approximately $10.3 million and $14.5 million pretax ($8.5 million and $12.1 million aftertax), respectively, to reduce the carrying value of the disposal group to fair value as of June 30, 2010 and 2009.  The net assets held for sale of the disposal group are required to be measured at fair value for periods subsequent to July 1, 2009.  The fair values were based on a market approach utilizing both selected guideline public companies and comparable industry transactions, which would be considered “Level 2” inputs within the fair value hierarchy.  The fair value amount is estimated, is reviewed quarterly and will be finalized once any disposition of the disposal group has been completed.  See the “Fair Value” note of the Notes to the Consolidated Financial Statements in Omnicare’s 2009 Annual Report for further discussion on the fair value hierarchy.

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

Effective January 1, 2009, the Company adopted the provisions of the revised authoritative guidance for business combinations, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions.  This implementation resulted in acquisition and other related (credits)/costs of approximately $(0.2) million and $0.1 million pretax ($(0.1) million and $0.0 million, aftertax) during the three and six months ended June 30, 2010, respectively, and approximately $2.0 million and $2.9 million pretax ($1.2 million and $1.8 million, aftertax) in the three and six months ended June 30, 2009, respectively, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions completed during the 2010 and 2009 periods, which were offset by a reduction in the 2010 period of the Company’s original estimate of contingent consideration payable for certain acquisitions.

During the first six months of 2010, Omnicare completed two acquisitions of businesses in the Pharmacy Services segment, neither of which were significant to the Company.  Acquisitions of businesses required outlays of $11.9 million (including amounts payable pursuant to acquisition agreements relating to pre-2010 acquisitions) in the six months ended June 30, 2010.  The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.  The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions.  Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change.  The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 4 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2010, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total
Balance as of December 31, 2009	$4,181,492	$92,203	$4,273,695
Goodwill acquired in the six months
ended June 30, 2010	6,154	–	6,154
Other	2,876	(2,465)	411
Balance as of June 30, 2010	$4,190,522	$89,738	$4,280,260

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

The decrease in the June 30, 2010 net carrying amount of the Company’s other identifiable intangible assets of approximately $17 million from December 31, 2009 primarily relates to amortization expense recorded during the six-month period, partially offset by increases due primarily to customer relationship assets and non-compete agreements associated with recent acquisitions, which have a weighted-average life of approximately 13 years.

Note 5 - Debt

A summary of debt follows (in thousands):

	June 30,	December 31,
	2010	2009
Revolving loans (see below)	$-	$-
Senior term A loan, due 2010	-	125,000
6.125% senior subordinated notes, due 2013 (see below)	250,000	250,000
6.75% senior subordinated notes, due 2013 (see below)	7,934	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
7.75% senior subordinated notes, due 2020 (see below)	400,000	-
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	11,236	6,524
Subtotal	2,516,670	2,454,024
Add interest rate swap agreements (see below)	8,698	3,595
(Subtract) unamortized debt discount	(335,505)	(350,309)
(Subtract) current portion of debt	(2,485)	(127,071)
Total long-term debt, net	$2,187,378	$1,980,239

Revolving Loans
On May 18, 2010, the Company entered into a $400 million senior secured revolving credit facility, maturing on May 18, 2015 (the “Revolving Credit Facility”).  The Revolving Credit Facility includes letter of credit and swingline sublimits and is available up to the lesser of $400 million and a borrowing base of 50% of the Company’s accounts receivable, subject to certain eligibility criteria.  There are approximately $0.6 million of letters of credit currently outstanding which have been deemed to be letters of credit issued under the Revolving Credit Facility.  The interest rate applicable to the Revolving Credit Facility will be, at the Company’s option, a floating base rate, plus an applicable margin, or the London interbank offered rate (or LIBOR), plus an applicable margin.  Initially, the applicable margins will be set at 2.00% with respect to floating base rate loans and 3.00% with respect to LIBOR loans. The applicable margins for the Revolving Credit Facility may increase or decrease based on the Company’s consolidated total leverage ratio as specified in the Revolving Credit Facility.  The Revolving Credit Facility is guaranteed by the Company’s subsidiaries, subject to certain exceptions, and secured by substantially all of the Company’s and the guarantors’ accounts receivable.  The Revolving Credit Facility contains certain financial covenants requiring maintenance of certain fixed charge coverage and leverage ratios, and customary affirmative and negative covenants.  The Company was in compliance with these covenants as of June 30, 2010.  In connection with entering the Revolving Credit Facility, the Company deferred $8.9 million in debt issuance costs, of which approximately $0.2 million was amortized to expense in the three and six months ended June 30, 2010.

On May 18, 2010, in connection with entering into the new Revolving Credit Facility, the Company’s existing credit agreement, dated as of July 28, 2005, (the “2005 Credit Facility”), was terminated.  All amounts outstanding under the senior term A loan component of the 2005 Credit Facility were paid off on May 18, 2010, and the $800 million revolving credit facility component of the 2005 Credit Facility was terminated.  In connection with the termination of the 2005 Credit Facility, the Company wrote off the remaining debt issuance costs of approximately $0.1 million, which was recorded in interest expense for the three and six months ended June 30, 2010.  The 2005 Credit Facility was scheduled to mature on July 28, 2010.

6.125% Senior Subordinated Notes Due 2013
In the second quarter of 2010, the counterparties to the interest rate swap agreement on the 6.125% Senior Subordinated Notes due 2013 notified the Company that they were terminating the swap agreement effective June 1, 2010.  As such, the Company began paying interest at the 6.125% stated rate effective June 1, 2010.

6.75% Senior Subordinated Notes Due 2013
On May 3, 2010, Omnicare commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $225 million outstanding principal amount of its 6.75% Senior Subordinated Notes due 2013 (the “6.75% Senior Notes") and solicited consents to effect certain proposed amendments to the indenture governing the 6.75% Senior Notes.  On May 20, 2010, Omnicare purchased approximately $217 million aggregate principal amount of its outstanding 6.75% Senior Notes (approximately 96% of the total outstanding principal amount) pursuant to the tender offer.  Total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of the 6.75% Senior Notes was $1,033.75, which included a $30 early tender payment. On June 1, 2010, Omnicare called for redemption the 6.75% Senior Notes that remained outstanding following the tender offer at a redemption price of 103.375% per $1,000 principal amount, plus accrued and unpaid interest to but not including the redemption date.  The redemption was completed on July 1, 2010.

In connection with the purchase of the 6.75% Senior Notes, the Company incurred early redemption fees of $7.3 million and the write-off of debt issuance costs of $1.9 million, both of which were recorded in interest expense for the three and six months ended June 30, 2010.  Additionally, the Company incurred approximately $0.4 million of professional fees associated with the purchase of the 6.75% Senior Notes, which were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2010.

7.75% Senior Subordinated Notes Due 2020
On May 18, 2010, Omnicare, Inc. completed its offering of the 7.75% Senior Notes.  In connection with the issuance of the 7.75% Senior Notes, the Company deferred $10.8 million in debt issuance costs, of which approximately $0.1 million was amortized to expense in the three and six months ended June 30, 2010.  The 7.75% Senior Notes contain certain restrictive covenants and events of default customary for such instruments.  The 7.75% Senior Notes are guaranteed by the Company’s subsidiaries, subject to certain exceptions.

In connection with its offering of the 7.75% Senior Notes, the Company entered into the 7.75% Swap Agreement.  Under the 7.75% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 3.87%.  The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June.  The Company records interest expense on the 7.75% Senior Notes at the floating rate.  The estimated LIBOR-based floating rate (including the 3.87% spread) was 4.61% as of June 30, 2010.  The 7.75% Swap Agreement, which matches the terms of the 7.75% Senior Notes, is designated and accounted for as a fair value hedge.  The Company is accounting for the 7.75% Swap Agreement in accordance with the authoritative guidance for accounting for derivative instruments and hedging activities, so changes in the fair value of the 7.75% Swap Agreement are offset by changes in the recorded carrying value of the related 7.75% Senior Notes.  The fair value of the 7.75% Swap Agreement, approximately $8.7 million at June 30, 2010, is recorded in the “Other noncurrent assets” or “Other noncurrent liabilities” line of the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 7.75% Senior Notes.

The Company’s debt instruments, including related terms and certain financial covenants as well as a description of Omnicare’s Credit Agreement, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2009 Annual Report, except where modified above.

At June 30, 2010, there was no outstanding balance under the Company’s Revolving Credit Facility.  The Company repaid the remaining $125 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”) during the six months ended June 30, 2010.  As of June 30, 2010, the Company had approximately $22 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.  The Company amortized to expense approximately $4.7 million and $2.9 million of deferred debt issuance costs during the six months ended June 30, 2010 and 2009, respectively, including the amounts disclosed separately above for the 2010 period.

The Company has two convertible debentures, the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”) and its 3.25% convertible senior debentures, due 2035 (with optional repurchase right, at par, of holders on December 15, 2015) (“3.25% Convertible Debentures”).  For further description of the Company’s convertible debt see the “Debt” note of the “Notes to Consolidated Financial Statements” in Omnicare’s 2009 Annual Report.  The authoritative guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The carrying amounts of the Company’s convertible debt and related equity balances, are as follows (in thousands):

	June 30, 2010	December 31, 2009
Carrying value of equity component	$441,318	$441,318

Principal amount of convertible debt	$1,322,500	$1,322,500
Unamortized debt discount	(335,505)	(350,309)
Net carrying value of convertible debt	$986,995	$972,191

As of June 30, 2010, the remaining amortization period for the debt discount was approximately 23.0 and 5.5 years for the 4.00% Convertible Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the 4.00% Convertible Debentures and the 3.25% Convertible Debentures were 8.01% and 7.625%, respectively.  The impact of this accounting guidance was an increase in pretax interest expense of approximately $7.5 million and $14.8 million ($4.7 million and $9.3 million aftertax) for the three and six months ended June 30, 2010, respectively, and $6.9 million and $13.7 million ($4.3 million and $8.5 million aftertax) for the three and six months ended June 30, 2009, respectively.

Note 6 - Stock-Based Compensation

At June 30, 2010, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2009 Annual Report.  Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders.  As further described in Omnicare’s 2009 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock awards	$3,313	$5,136	$9,215	$10,651
Stock options	1,293	1,334	2,576	2,651
Total stock-based compensation
expense	$4,606	$6,470	$11,791	$13,302

The assumptions used to value stock options granted during the periods ended June 30, 2010 and 2009 are as follows:

	2010	2009
Expected volatility	35.0%	36.3%
Risk-free interest rate	2.2%	2.4%
Expected dividend yield	0.3%	0.3%
Expected term of options (in years)	4.8	4.8

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average fair value per option	$7.80	$9.10	$7.90	$9.14

A summary of stock option activity under the plans for the six months ended June 30, 2010, is presented below (in thousands, except exercise price and term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	6,323	$32.50
Options granted	65	26.46
Options exercised	(349)	16.76
Options forfeited	(558)	33.85
Options outstanding, end of period	5,481	$33.30	4.6	$2,611
Options exercisable, end of period	4,609	$34.18	4.0	$2,351

The total exercise date intrinsic value of options exercised during the six months ended June 30, 2010 was $3.5 million.

A summary of non-vested restricted stock awards for the six months ended June 30, 2010 is presented below (in thousands, except grant price data):

	Shares	Weighted- Average Grant Date Price
Non-vested shares, beginning of period	2,595	$29.52
Shares awarded	56	25.54
Shares vested	(372)	34.02
Shares forfeited	(166)	29.28
Non-vested shares, end of period	2,113	$28.63

As of June 30, 2010, there was approximately $54 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately six years.  The total grant date fair value of shares vested during the six months ended June 30, 2010 related to stock awards and stock options was approximately $13.2 million.

See additional information at the “Subsequent Events” note.

Note 7 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2009 Annual Report.  Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.5 million and $2.9 million for the three and six months ended June 30, 2010, respectively,  and $1.8 million and $3.6 million for the three and six months ended June 30, 2009, respectively.

The Company has various defined benefit plans, as further described in Omnicare’s 2009 Annual Report.  The following table presents the components of net periodic pension cost for all pension plans for the three and six months ended June 30, 2010 and 2009 (pretax, in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$924	$374	$1,847	$749
Interest cost	1,339	1,499	2,679	2,998
Amortization of deferred amounts
(primarily prior actuarial losses)	1,968	250	3,936	500
Return on assets	(56)	(60)	(112)	(120)
Net periodic pension cost	$4,175	$2,063	$8,350	$4,127

As of June 30, 2010, the aggregate defined benefit plans’ liabilities totaled approximately $158 million.  During the first six months of 2010, the Company made $0.2 million in payments related to funding the rabbi trusts for the settlement of the Company’s pension obligations.  The fair value of these assets was approximately $142 million at June 30, 2010.  The aggregate defined benefit plans’ liabilities are the projected benefit obligation to be paid based upon services through retirement.  The aggregate assets in the rabbi trusts are the amounts required to fund the lump sum benefits of the Excess Benefit Plan.  These benefits were fully funded as of June 30, 2010.

See additional information at the “Subsequent Events” note.

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

	Three months ended June 30,
	Income	Common Shares	Per Common Share
2010:	(Numerator)	(Denominator)	Amounts
Basic EPS
Income from continuing operations	$21,401		$0.18
Loss from discontinued operations	(9,802)		(0.08)
Net income	11,599	117,434	$0.10
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	72	275
Stock options, warrants and awards	–	407
Diluted EPS
Income from continuing operations plus assumed conversions	21,473		$0.18
Loss from discontinued operations	(9,802)		(0.08)
Net income plus assumed conversions	$11,671	118,116	$0.10

2009:
Basic EPS
Income from continuing operations	$41,994		$0.36
Loss from discontinued operations	(13,275)		(0.11)
Net income	28,719	116,852	$0.25
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	71	275
Stock options, warrants and awards	–	513
Diluted EPS
Income from continuing operations plus assumed conversions	42,065		$0.36
Loss from discontinued operations	(13,275)		(0.11)
Net income plus assumed conversions	$28,790	117,640	$0.24

	Six months ended June 30,
	Income	Common Shares	Per Common Share
2010:	(Numerator)	(Denominator)	Amounts
Basic EPS
Income from continuing operations	$75,701		$0.64
Loss from discontinued operations	(13,250)		(0.11)
Net income	62,451	117,598	$0.53
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	144	275
Stock options, warrants and awards	–	412
Diluted EPS
Income from continuing operations plus assumed conversions	75,845		$0.64
Loss from discontinued operations	(13,250)		(0.11)
Net income plus assumed conversions	$62,595	118,285	$0.53

2009:
Basic EPS
Income from continuing operations	$74,222		$0.64
Loss from discontinued operations	(14,609)		(0.13)
Net income	59,613	116,652	$0.51
Effect of Dilutive Securities
4.00% junior subordinated convertible
debentures	142	275
Stock options, warrants and awards	–	563
Diluted EPS
Income from continuing operations plus assumed conversions	74,364		$0.63
Loss from discontinued operations	(14,609)		(0.12)
Net income plus assumed conversions	$59,755	117,490	$0.51

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

During the three and six months ended June 30, 2010 and 2009, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2010 and 2009 totaled 4.8 million and 6.2 million, respectively.

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

This program is estimated to result in total pretax restructuring and other related charges of approximately $133 million.  As presented in further detail below, the Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $5 million and $13 million pretax (approximately $3 million and $8 million aftertax) during the three and six months ended June 30, 2010, respectively, and approximately $6 million and $13 million pretax (approximately $4 million and $8 million aftertax) during the three and six months ended June 30, 2009, respectively, or cumulative aggregate restructuring and other related charges of approximately $124 million before taxes through the second quarter of 2010.  The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented.  The Company eliminated approximately 1,200 positions in completing its initial phase of the program.  The completion of the program is estimated to result in an additional net reduction of approximately 1,400 positions (2,100 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 1,300 positions had been eliminated as of June 30, 2010.  The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.  The Company estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.  In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

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

	Balance at	2010	Utilized	Balance at
	December 31,	Provision/	during	June 30,
Restructuring charges:	2009	Accrual	2010	2010
Employee severance	$3,843	$5,888	$(8,775)	$956
Lease terminations	9,003	2,839	(3,723)	8,119
Other assets, fees and facility exit costs	459	2,317	(2,376)	400
Total restructuring charges	$13,305	11,044	$(14,874)	$9,475

Other related charges		1,475

Total restructuring and other related charges		$12,519

As of June 30, 2010, the Company has made cumulative payments of approximately $34 million of severance and other employee-related costs for the Omnicare Full Potential Plan.  The remaining liabilities at June 30, 2010, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments, severance and professional fees) and will be settled as these matters are finalized.  The provision/accrual and corresponding payment amounts relating to employee severance are being accounted for primarily in accordance with the authoritative guidance for employers’ accounting for postemployment benefits; and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with the authoritative guidance regarding accounting for costs associated with exit or disposal activities.

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

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, Kenton Circuit, against the members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. On June 21, 2010, defendants filed a motion to dismiss the action in its entirety on the grounds that plaintiff failed to make a pre-suit demand on Omnicare's board prior to filing the case, or to adequately allege that such a demand would have been futile, and that the complaint fails to state a claim upon which relief can be granted.  Plaintiff's response to that motion is due August 13, 2010.  The Company believes that the action is without merit and intends to continue to defend itself vigorously.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson, the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between Johnson & Johnson and the Company.  Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products.  On June 28, 2010, Johnson & Johnson and the Company filed motions to dismiss the complaint claiming that plaintiffs failed to state a claim.  In response, plaintiffs agreed to withdraw their complaint and filed an amended complaint on July 21, 2010.  The Company's response to the amended complaint is due on September 7, 2010.  The Company intends to mount a vigorous defense to the claims, which it believes are entirely without merit.

On January 8, 2010, a qui tam complaint, entitled United States ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court.  The U.S. Department of Justice and the State of Illinois have notified the court that they have declined to intervene in this action.  The complaint was brought by Adam Resnick and Maureen Nehls as private party “qui tam relators” on behalf of the federal government and two state governments.  The relators subsequently amended their complaint and served the Company on July 8, 2010.  The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On or about March 12, 2010, a qui tam complaint entitled State of Illinois, ex rel. Adam B. Resnick and Maureen Nehls v. Omnicare, Inc. Morris Esformes, Phillip Esformes, and Tim Dacy, No. D6 L 1926 that was filed under seal in Illinois state court, was unsealed by the court.  The State of Illinois notified the court that it declined to intervene in the action.  This complaint was brought by the same two qui tam relators, Adam Resnick and Maureen Nehls, that brought the complaint in the United States District Court in Chicago described above.  This complaint is based on allegations nearly identical to a portion of the allegations contained in that federal action.  The Company has not been served with the complaint in this action.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court.  The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action.  The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments.  The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges.  Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

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

Pursuant to stipulations of dismissal executed in connection with the settlement agreement, the five complaints were dismissed.  As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA are expected to result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

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

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief.  The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects.  On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995.  On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed.  On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories.  On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances.  Plaintiffs thereafter filed their second amended complaint on January 29, 2007.  The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves.  The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission.  That motion was fully briefed as of May 1, 2007.  In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007.  On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff.  On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case.  Oral argument was held on September 18, 2008.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, as well as affirming the denial of Alaskan Electrical Pension Fund’s motion to intervene.  However, the appellate court reversed the dismissal of the claim brought for violation of Section 11 of the Securities Act of 1933, remanding the case to the district court for further proceedings, including application of the rule requiring plaintiffs to allege fraud with particularity to their Section 11 claim.  On November 3, 2009, plaintiffs filed a motion in the Court of Appeals seeking a rehearing or a rehearing en banc with respect to a single aspect of the Court's decision, namely, whether the federal rule requiring pleading with particularity should apply to their claim under Section 11 of the Securities Act.  On December 16, 2009, that petition was denied, and on January 13, 2010, that Court issued its mandate by which the Section 11 claim was remanded to the district court for further proceedings consistent with the decision and order of October 21, 2009.  At a conference on March 4, 2010, the district court stayed further proceedings pending the resolution of plaintiffs’ anticipated petition to the U. S. Supreme Court for a writ of certiorari.  Plaintiffs filed their petition for a writ of certiorari on May 14, 2010.  The petition is now fully briefed and awaiting determination.

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

The three and six months ended June 30, 2010 included charges of $29.4 million and $34.9 million pretax ($19.9 million and $23.4 million after taxes), respectively, and approximately $28.4 million and $70.0 million pretax ($22.0 millon and $54.5 million after taxes) for the three and six months ended June 30, 2009, respectively, reflected in the “Litigation and other related charges” line of the Consolidated Statements of Income, primarily for estimated litigation-related settlements and professional expenses for resolution of certain regulatory matters with various states, as further discussed later in this note, as well as costs associated with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts; the Company’s lawsuit against United; certain large customer disputes; the investigation by the federal government and certain states relating to drug substitutions; and purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in the pretax special item reflected above.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  As a precautionary measure, the Company voluntarily and temporarily suspended operations at this facility.  During the time that this facility was closed, the Company conducted certain environmental tests at the facility.  Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters (as defined below) and certain billing issues.  The Company continues to work to address and resolve certain remaining issues, and fully restore centralized repackaging to its original levels.  In order to replace the capacity of this facility, the Company ramped-up production in its other repackaging facility, as well as onsite in its individual pharmacies.  Further, in order to replace the repackaging capacity of the closed facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the closed facility.  The agreement initially extends through October 2010.  As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents.  Addressing these issues served to increase costs and, as a result, the three months ended June 30, 2010 included special charges of approximately $0.7 million pretax (approximately $0.5 million and approximately $0.2 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($0.4 million after taxes) for additional costs precipitated by the quality control, product recall and fire damage issues at this facility (“Repack Matters”).  The associated costs for the six months ended June 30, 2010 totaled $1.9 million pretax ($0.9 million and $1.0 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($1.2 million after taxes).  The three months ended June 30, 2009 included special charges of approximately $1.2 million (approximately $0.8 million and approximately $0.4 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($0.7 million after taxes) for additional costs precipitated by the Repack Matters.  The associated costs for the six months ended June 30, 2009 totaled $3.2 million pretax ($1.9 million and $1.3 million was recorded in the cost of sales and operating expenses sections of the Consolidated Statements of Income, respectively) ($2.0 million after taxes).  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of June 30, 2010, the Company has received approximately $10 million in insurance recoveries.

The Company is in various stages of discussions with governmental/regulatory authorities responsible for enforcing the laws and regulations to which Omnicare is subject.  In light of discussions Omnicare is currently having regarding resolution of certain regulatory matters with various states, as referenced above, a provision of $24.2 million pretax has been recorded in the second quarter of 2010 for the Company’s aggregate estimate for anticipated payments to resolve such matters.  It is expected that any such resolutions will not include an admission of liability or wrongdoing by the Company.

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

Note 11 - Segment Information

Based on the “management approach,” as defined by the authoritative guidance for disclosures about segments of an enterprise and related information, Omnicare has two reportable segments.  The Company’s larger reportable segment is Pharmacy Services.  Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals.  The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at June 30, 2010.  The Company’s other reportable segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries in 32 countries around the world at June 30, 2010, including the United States.  Where applicable, operating segments have been aggregated giving consideration to the management approach.

The table below presents information about the segments as of and for the three and six months ended June 30, 2010 and 2009, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended June 30,
	Pharmacy	CRO	Corporate and	Consolidated
2010:	Services	Services	Consolidating	Totals
Net sales	$1,491,771	$27,350	$–	$1,519,121
Depreciation and amortization expense	(18,773)	(457)	(13,696)	(32,926)
Restructuring and other related charges	(2,632)	(1,991)	(857)	(5,480)
Litigation and other related charges	(29,361)	–	–	(29,361)
Repack matters	(687)	–	–	(687)
Acquisition and other related costs	164	–	–	164
Operating income (expense) from continuing operations	110,318	(3,716)	(25,242)	81,360
Total assets	6,634,134	163,164	608,050	7,405,348
Capital expenditures	(5,848)	(63)	(252)	(6,163)

2009:
Net sales	$1,499,704	$40,803	$–	$1,540,507
Depreciation and amortization expense	(21,385)	(469)	(13,983)	(35,837)
Restructuring and other related charges	(4,761)	(653)	(469)	(5,883)
Litigation and other related charges	(28,357)	–	–	(28,357)
Repack matters	(1,196)	–	–	(1,196)
Acquisition and other related costs	(2,011)	–	–	(2,011)
Operating income (expense) from continuing operations	129,557	967	(22,443)	108,081
Total assets	6,724,776	162,785	438,465	7,326,026
Capital expenditures	(6,252)	(222)	(244)	(6,718)

	Six months ended June 30,
	Pharmacy	CRO	Corporate and	Consolidated
2010:	Services	Services	Consolidating	Totals
Net sales	$2,986,262	$57,093	$–	$3,043,355
Depreciation and amortization expense	(38,230)	(927)	(29,677)	(68,834)
Restructuring and other related charges	(4,559)	(5,525)	(2,435)	(12,519)
Litigation and other related charges	(34,867)	–	–	(34,867)
Repack matters	(1,880)	–	–	(1,880)
Acquisition and other related costs	(63)	–	–	(63)
Operating income (expense) from continuing operations	261,559	(8,978)	(50,054)	202,527
Total assets	6,634,134	163,164	608,050	7,405,348
Capital expenditures	(11,170)	(176)	(332)	(11,678)

2009:
Net sales	$2,997,066	$85,546	$–	$3,082,612
Depreciation and amortization expense	(42,227)	(943)	(28,183)	(71,353)
Restructuring and other related charges	(10,759)	(705)	(1,336)	(12,800)
Litigation and other related charges	(70,022)	–	–	(70,022)
Repack matters	(3,189)	–	–	(3,189)
Acquisition and other related costs	(2,850)	–	–	(2,850)
Operating income (expense) from continuing operations	250,739	3,959	(49,098)	205,600
Total assets	6,724,776	162,785	438,465	7,326,026
Capital expenditures	(13,775)	(742)	(798)	(15,315)

In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses incurred, Omnicare included in its reported CRO segment net sales amount, for the three and six month periods ended June 30, 2010, reimbursable out-of-pockets totaling $3.3 million and $7.2 million, respectively and $5.2 million and $10.9 million for the three and six months ended June 30, 2009, respectively.

Note 12 – Subsequent Event

On August 2, 2010, the Company announced that Joel F. Gemunder (“JFG”) retired from his positions as the Company’s President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective July 31, 2010.  The Company, Omnicare Management Company and Mr. Gemunder entered into a Separation Agreement, dated as of July 31, 2010.  The JFG Separation Agreement provides that, in accordance with Mr. Gemunder’s employment agreement, Mr. Gemunder will receive an aggregate cash severance amount of approximately $16.2 million pretax, payable in installments through July 1, 2011.

Additionally, pursuant to Mr. Gemunder’s stock option and restricted stock agreements, on the retirement date, the unvested portion of 2,670,019 stock options and the 705,176 shares of restricted common stock held by Mr. Gemunder became fully vested.  The Company anticipates this will result in a non-cash pretax charge ranging from approximately $14 million to $16 million in the third quarter of 2010.  Mr. Gemunder will also be paid for unused and accrued vacation time.

On August 2, 2010, the Company also announced that Cheryl D. Hodges (“CDH”), Senior Vice President and Secretary of the Company, resigned from the Company effective as of July 31, 2010.  The Company, Omnicare Management Company and Ms. Hodges entered into a Separation Agreement, dated as of July 31, 2010.  The CDH Separation Agreement provides that, in accordance with Ms. Hodges’ employment agreement, Ms. Hodges will receive an aggregate cash severance amount of approximately $2.1 million pretax, payable in installments through July 1, 2011.

Further, pursuant to Ms. Hodges’ stock option and restricted stock agreements, on the resignation date, the unvested portion of 446,859 stock options and the 111,573 shares of restricted common stock held by Ms. Hodges became fully vested.  The Company anticipates this will result in a non-cash pretax charge ranging from approximately $3 million to $4 million in the third quarter of 2010.  Ms. Hodges will also be paid for unused and accrued vacation time.

In addition, it is anticipated that Omnicare will incur additional termination and settlement related expenses in the near term relating to the Company’s welfare and pension benefit plans ranging from approximately $32 million to $36 million pretax, primarily comprised of benefits and amounts due to Mr. Gemunder and Ms. Hodges pursuant to the terms of such plans, as well as benefits and amounts due to Patrick E. Keefe, retired Executive Vice President and Chief Operating Officer of Omnicare, Inc., pursuant to the terms of such plans.  It is anticipated that the impact of the welfare and benefit plan related payments will not be significant to the Company’s operating cash flows as these obligations were funded with rabbi trust assets, as separately reflected on the consolidated balance sheet.

Note 13 - Guarantor Subsidiaries

The Company’s 6.125% Senior Subordinated Notes due 2013, the 6.875% Senior Subordinated Notes due 2015 and the 7.75% Senior Subordinated Notes due 2020 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2010 and December 31, 2009 for the balance sheets as well as the three and six months ended June 30, 2010 and 2009 for the statements of income, and the statements of cash flows for the six months ended June 30, 2010 and 2009.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Three months ended June 30,
2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$–	$1,475,339	$43,782	$–	$1,519,121
Cost of sales	–	1,150,221	32,643	–	1,182,864
Repack matters	–	466	–	–	466
Gross profit	–	324,652	11,139	–	335,791
Selling, general and administrative expenses	1,118	191,598	5,805	–	198,521
Provision for doubtful accounts	–	20,448	564	–	21,012
Restructuring and other related charges	–	5,446	34	–	5,480
Litigation and other related charges	–	29,361	–	–	29,361
Repack matters	–	221	–	–	221
Acquisition and other related costs	–	(164)	–	–	(164)
Operating income (loss)	(1,118)	77,742	4,736	–	81,360
Investment income	193	912	–	–	1,105
Interest expense, including amortization of
discount on convertible notes	(46,651)	(534)	–	–	(47,185)
Income (loss) from continuing operations before income taxes	(47,576)	78,120	4,736	–	35,280
Income tax (benefit) expense	(17,656)	29,765	1,770	–	13,879
Income (loss) from continuing operations	(29,920)	48,355	2,966	–	21,401
Loss from discontinued operations	–	(9,523)	(279)	–	(9,802)
Equity in net income of subsidiaries	41,519	–	–	(41,519)	–
Net income	$11,599	$38,832	$2,687	$(41,519)	$11,599

2009:
Net sales	$–	$1,496,113	$44,394	$–	$1,540,507
Cost of sales	–	1,133,316	35,462	–	1,168,778
Repack matters	–	815	–	–	815
Gross profit	–	361,982	8,932	–	370,914
Selling, general and administrative expenses	1,603	194,925	6,963	–	203,491
Provision for doubtful accounts	–	22,254	456	–	22,710
Restructuring and other related charges	–	5,588	295	–	5,883
Litigation and other related charges	–	28,357	–	–	28,357
Repack matters	–	381	–	–	381
Acquisition and other related costs	–	2,011	–	–	2,011
Operating income (loss)	(1,603)	108,466	1,218	–	108,081
Investment income	100	932	–	–	1,032
Interest expense, including amortization of discount on convertible notes	(36,513)	(188)	(1)	–	(36,702)
Income (loss) from continuing operations before income taxes	(38,016)	109,210	1,217	–	72,411
Income tax (benefit) expense	(14,519)	44,455	481	–	30,417
Income (loss) from continuing operations	(23,497)	64,755	736	–	41,994
Loss from discontinued operations	–	(12,620)	(655)	–	(13,275)
Equity in net income of subsidiaries	52,216	–	–	(52,216)	–
Net income	$28,719	$52,135	$81	$(52,216)	$28,719

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Six months ended June 30,
2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$–	$2,955,391	$87,964	$–	$3,043,355
Cost of sales	–	2,288,847	65,921	–	2,354,768
Repack matters	–	909	–	–	909
Gross profit	–	665,635	22,043	–	687,678
Selling, general and administrative expenses	3,796	377,039	12,859	–	393,694
Provision for doubtful accounts	–	41,896	1,141	–	43,037
Restructuring and other related charges	–	11,013	1,506	–	12,519
Litigation and other related charges	–	34,867	–	–	34,867
Repack matters	–	971	–	–	971
Acquisition and other related costs	–	63	–	–	63
Operating income (loss)	(3,796)	199,786	6,537	–	202,527
Investment income	386	2,383	–	–	2,769
Interest expense, including amortization of discount on convertible notes	(82,324)	(800)	–	–	(83,124)
Income (loss) from continuing operations before income taxes	(85,734)	201,369	6,537	–	122,172
Income tax (benefit) expense	(31,816)	75,834	2,453	–	46,471
Income (loss) from continuing operations	(53,918)	125,535	4,084	–	75,701
Loss from discontinued operations	–	(12,634)	(616)	–	(13,250)
Equity in net income of subsidiaries	116,369	–	–	(116,369)	–
Net income	$62,451	$112,901	$3,468	$(116,369)	$62,451

2009:
Net sales	$–	$2,993,839	$88,773	$–	$3,082,612
Cost of sales	–	2,249,159	71,387	–	2,320,546
Repack matters	–	1,917	–	–	1,917
Gross profit	–	742,763	17,386	–	760,149
Selling, general and administrative expenses	8,541	399,228	11,855	–	419,624
Provision for doubtful accounts	–	47,075	906	–	47,981
Restructuring and other related charges	–	12,505	295	–	12,800
Litigation and other related charges	–	70,022	–	–	70,022
Repack matters	–	1,272	–	–	1,272
Acquisition and other related costs	–	2,850	–	–	2,850
Operating income (loss)	(8,541)	209,811	4,330	–	205,600
Investment income	536	2,903	–	–	3,439
Interest expense, including amortization of
discount on convertible notes	(74,341)	(444)	(1)	–	(74,786)
Income (loss) from continuing operations before income taxes	(82,346)	212,270	4,329	–	134,253
Income tax (benefit) expense	(31,489)	89,830	1,690	–	60,031
Income (loss) from continuing operations	(50,857)	122,440	2,639	–	74,222
Loss from discontinued operations	–	(13,238)	(1,371)	–	(14,609)
Equity in net income of subsidiaries	110,470	–	–	(110,470)	–
Net income	$59,613	$109,202	$1,268	$(110,470)	$59,613

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2010 (Unaudited):	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$346,869	$26,014	$22,028	$–	$394,911
Restricted cash	–	2,936	–	–	2,936
Accounts receivable, net (including intercompany)	–	1,147,851	46,638	(31,953)	1,162,536
Unbilled receivables, CRO	–	18,687	–	–	18,687
Inventories	–	353,762	7,420	–	361,182
Deferred income tax benefits, net-current	–	123,623	4,237	(4,497)	123,363
Other current assets	1,287	201,171	17,248	–	219,706
Current assets of discontinued operations	–	7,742	2,227	–	9,969
Total current assets	348,156	1,881,786	99,798	(36,450)	2,293,290
Properties and equipment, net	–	200,591	4,511	–	205,102
Goodwill	–	4,188,218	92,042	–	4,280,260
Identifiable intangible assets, net	–	270,586	9,078	–	279,664
Other noncurrent assets	50,061	260,699	75	–	310,835
Noncurrent assets of discontinued operations	–	28,302	7,895	–	36,197
Investment in subsidiaries	5,963,133	–	–	(5,963,133)	–
Total assets	$6,361,350	$6,830,182	$213,399	$(5,999,583)	$7,405,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing
operations (including intercompany)	$33,347	$407,239	$24,137	$(31,953)	$432,770
Current liabilities of discontinued operations	–	5,168	740	–	5,908
Long-term debt, notes and convertible debentures	2,178,626	8,752	–	–	2,187,378
Deferred income tax liabilities, net-noncurrent	258,943	335,964	12,964	(4,497)	603,374
Other noncurrent liabilities	–	285,484	–	–	285,484
Stockholders’ equity	3,890,434	5,787,575	175,558	(5,963,133)	3,890,434
Total liabilities and stockholders’ equity	$6,361,350	$6,830,182	$213,399	$(5,999,583)	$7,405,348

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$223,644	$33,664	$18,401	$–	$275,709
Restricted cash	–	15,264	–	–	15,264
Accounts receivable, net (including intercompany)	–	1,192,627	21,854	(5,886)	1,208,595
Unbilled receivables, CRO	–	21,868	–	–	21,868
Inventories	–	361,156	7,321	–	368,477
Deferred income tax benefits, net-current	–	118,023	49	(4,497)	113,575
Other current assets	1,026	192,555	3,911	–	197,492
Current assets of discontinued operations	–	15,274	3,353	–	18,627
Total current assets	224,670	1,950,431	54,889	(10,383)	2,219,607
Properties and equipment, net	–	204,891	4,078	–	208,969
Goodwill	–	4,195,767	77,928	–	4,273,695
Identifiable intangible assets, net	–	287,804	9,349	–	297,153
Other noncurrent assets	29,930	248,842	49	–	278,821
Noncurrent assets of discontinued operations	–	22,557	23,302	–	45,859
Investment in subsidiaries	5,992,094	–	–	(5,992,094)	–
Total assets	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing
operations (including intercompany)	$144,793	$460,809	$13,127	$(5,886)	$612,843
Current liabilities of discontinued operations	–	6,361	845	–	7,206
Long-term debt, notes and convertible debentures	1,975,786	4,450	3	–	1,980,239
Deferred income tax liabilities, net-noncurrent	250,122	314,581	11,416	(4,497)	571,622
Other noncurrent liabilities	–	276,201	–	–	276,201
Stockholders’ equity	3,875,993	5,847,890	144,204	(5,992,094)	3,875,993
Total liabilities and stockholders’ equity	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,
2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(54,151)	$199,967	$7,761	$153,577

Cash flows from investing activities:
Acquisition of businesses, net of cash received	–	(11,855)	–	(11,855)
Capital expenditures	–	(11,245)	(433)	(11,678)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	–	11,256	–	11,256
Other	–	(1,320)	(3)	(1,323)
Net cash flows used in investing activities	–	(13,164)	(436)	(13,600)

Cash flows from financing activities:
Net payments on line of credit facilities and term A loan	(125,000)	–	–	(125,000)
Proceeds from long-term borrowings and obligations	400,000	–	–	400,000
Payments on long-term borrowings and obligations	(218,478)	–	–	(218,478)
Fees paid for financing arrangements	(17,028)	–	–	(17,028)
Increase (decrease) in cash overdraft balance	5,067	(1,940)	–	3,127
Payments for Omnicare common stock repurchases	(49,154)	–	–	(49,154)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(5,241)	–	–	(5,241)
Excess tax benefits from stock-based compensation	432	–	–	432
Dividends paid	(5,343)	–	–	(5,343)
Other	192,121	(192,121)	–	–
Net cash flows from (used in) financing activities	177,376	(194,061)	–	(16,685)

Effect of exchange rate changes on cash	–	–	(3,698)	(3,698)

Net increase (decrease) in cash and cash equivalents	123,225	(7,258)	3,627	119,594
Less increase in cash and cash equivalents of discontinued operations	–	392	–	392
Increase (decrease) in cash and cash equivalents of continuing operations	123,225	(7,650)	3,627	119,202
Cash and cash equivalents at beginning of period	223,644	33,664	18,401	275,709
Cash and cash equivalents at end of period	$346,869	$26,014	$22,028	$394,911

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Six months ended June 30,
2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(24,797)	$297,991	$(10,252)	$262,942

Cash flows from investing activities:
Acquisition of businesses, net of cash received	–	(43,100)	–	(43,100)
Capital expenditures	–	(15,120)	(195)	(15,315)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	–	843	–	843
Other	–	(2,233)	–	(2,233)
Net cash flows used in investing activities	–	(59,610)	(195)	(59,805)

Cash flows from financing activities:
Net payments on line of credit facilities and term A loan	(150,000)	–	–	(150,000)
Payments on long-term borrowings and obligations	(993)	–	–	(993)
(Decrease) increase in cash overdraft balance	(671)	534	–	(137)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	9,464	–	–	9,464
Excess tax benefits from stock-based compensation	2,366	–	–	2,366
Dividends paid	(5,352)	–	–	(5,352)
Other	240,209	(240,209)	–	–
Net cash flows from (used in) financing activities	95,023	(239,675)	–	(144,652)

Effect of exchange rate changes on cash	–	–	831	831

Net increase (decrease) in cash and cash equivalents	70,226	(1,294)	(9,616)	59,316
Less increase (decrease) in cash and cash equivalents of discontinued operations	–	447	(229)	218
Increase (decrease) in cash and cash equivalents of continuing operations	70,226	(1,741)	(9,387)	59,098
Cash and cash equivalents at beginning of period	145,178	44,109	25,381	214,668
Cash and cash equivalents at end of period	$215,404	$42,368	$15,994	$273,766

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of June 30, 2010 and December 31, 2009 for the balance sheets as well as the statements of income for the three and six months ended June 30, 2010 and 2009, and the statements of cash flows for the six months ended June 30, 2010 and 2009.  Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Three months ended June 30,
2010:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$–	$–	$1,519,121	$–	$1,519,121
Cost of sales	–	–	1,182,864	–	1,182,864
Repack matters	–	–	466	–	466
Gross profit	–	–	335,791	–	335,791
Selling, general and administrative expenses	1,118	336	197,067	–	198,521
Provision for doubtful accounts	–	–	21,012	–	21,012
Restructuring and other related charges	–	–	5,480	–	5,480
Litigation and other related charges	–	–	29,361	–	29,361
Repack matters	–	–	221	–	221
Acquisition and other related costs	–	–	(164)	–	(164)
Operating income (loss)	(1,118)	(336)	82,814	–	81,360
Investment income	193	–	912	–	1,105
Interest expense, including amortization of
discount on convertible notes	(46,651)	–	(534)	–	(47,185)
Income (loss) from continuing operations before income taxes	(47,576)	(336)	83,192	–	35,280
Income tax (benefit) expense	(17,656)	(125)	31,660	–	13,879
Income (loss) from continuing operations	(29,920)	(211)	51,532	–	21,401
Loss from discontinued operations	–	–	(9,802)	–	(9,802)
Equity in net income of subsidiaries	41,519	–	–	(41,519)	–
Net income (loss)	$11,599	$(211)	$41,730	$(41,519)	$11,599

2009:
Net sales	$–	$–	$1,540,507	$–	$1,540,507
Cost of sales	–	–	1,168,778	–	1,168,778
Repack matters	–	–	815	–	815
Gross profit	–	–	370,914	–	370,914
Selling, general and administrative expenses	1,603	396	201,492	–	203,491
Provision for doubtful accounts	–	–	22,710	–	22,710
Restructuring and other related charges	–	–	5,883	–	5,883
Litigation and other related charges	–	–	28,357	–	28,357
Repack matters	–	–	381	–	381
Acquisition and other related costs	–	–	2,011	–	2,011
Operating income (loss)	(1,603)	(396)	110,080	–	108,081
Investment income	100	–	932	–	1,032
Interest expense, including amortization of
discount on convertible notes	(36,513)	–	(189)	–	(36,702)
Income (loss) from continuing operations before income taxes	(38,016)	(396)	110,823	–	72,411
Income tax (benefit) expense	(14,519)	(154)	45,090	–	30,417
Income (loss) from continuing operations	(23,497)	(242)	65,733	–	41,994
Loss from discontinued operations	–	–	(13,275)	–	(13,275)
Equity in net income of subsidiaries	52,216	–	–	(52,216)	–
Net income (loss)	$28,719	$(242)	$52,458	$(52,216)	$28,719

Note 13 - Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income - Unaudited
(in thousands)

	Six months ended June 30,
2010:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$–	$–	$3,043,355	$–	$3,043,355
Cost of sales	–	–	2,354,768	–	2,354,768
Repack matters	–	–	909	–	909
Gross profit	–	–	687,678	–	687,678
Selling, general and administrative expenses	3,796	635	389,263	–	393,694
Provision for doubtful accounts	–	–	43,037	–	43,037
Restructuring and other related charges	–	–	12,519	–	12,519
Litigation and other related charges	–	–	34,867	–	34,867
Repack matters	–	–	971	–	971
Acquisition and other related costs	–	–	63	–	63
Operating income (loss)	(3,796)	(635)	206,958	–	202,527
Investment income	386	–	2,383	–	2,769
Interest expense, including amortization of
discount on convertible notes	(82,324)	–	(800)	–	(83,124)
Income (loss) from continuing operations before income taxes	(85,734)	(635)	208,541	–	122,172
Income tax (benefit) expense	(31,816)	(236)	78,523	–	46,471
Income (loss) from continuing operations	(53,918)	(399)	130,018	–	75,701
Loss from discontinued operations	–	–	(13,250)	–	(13,250)
Equity in net income of subsidiaries	116,369	–	–	(116,369)	–
Net income (loss)	$62,451	$(399)	$116,768	$(116,369)	$62,451

2009:
Net sales	$–	$–	$3,082,612	$–	$3,082,612
Cost of sales	–	–	2,320,546	–	2,320,546
Repack matters	–	–	1,917	–	1,917
Gross profit	–	–	760,149	–	760,149
Selling, general and administrative expenses	8,541	817	410,266	–	419,624
Provision for doubtful accounts	–	–	47,981	–	47,981
Restructuring and other related charges	–	–	12,800	–	12,800
Litigation and other related charges	–	–	70,022	–	70,022
Repack matters	–	–	1,272	–	1,272
Acquisition and other related costs	–	–	2,850	–	2,850
Operating income (loss)	(8,541)	(817)	214,958	–	205,600
Investment income	536	–	2,903	–	3,439
Interest expense, including amortization of
discount on convertible notes	(74,341)	–	(445)	–	(74,786)
Income (loss) from continuing operations before income taxes	(82,346)	(817)	217,416	–	134,253
Income tax (benefit) expense	(31,489)	(315)	91,835	–	60,031
Income (loss) from continuing operations	(50,857)	(502)	125,581	–	74,222
Loss from discontinued operations	–	–	(14,609)	–	(14,609)
Equity in net income of subsidiaries	110,470	–	–	(110,470)	–
Net income (loss)	$59,613	$(502)	$110,972	$(110,470)	$59,613

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2010 (Unaudited):	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$346,869	$–	$48,042	$–	$394,911
Restricted cash	–	–	2,936	–	2,936
Accounts receivable, net (including intercompany)	–	45	1,162,536	(45)	1,162,536
Unbilled receivables, CRO	–	–	18,687	–	18,687
Inventories	–	–	361,182	–	361,182
Deferred income tax benefits, net-current	–	–	127,860	(4,497)	123,363
Other current assets	1,287	–	218,419	–	219,706
Current assets of discontinued operations	–	–	9,969	–	9,969
Total current assets	348,156	45	1,949,631	(4,542)	2,293,290
Properties and equipment, net	–	17	205,085	–	205,102
Goodwill	–	–	4,280,260	–	4,280,260
Identifiable intangible assets, net	–	–	279,664	–	279,664
Other noncurrent assets	50,061	19	260,755	–	310,835
Noncurrent assets of discontinued operations	–	–	36,197	–	36,197
Investment in subsidiaries	5,963,133	–	–	(5,963,133)	–
Total assets	$6,361,350	$81	$7,011,592	$(5,967,675)	$7,405,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing
operations (including intercompany)	$33,347	$–	$399,468	$(45)	$432,770
Current liabilities of discontinued operations	–	–	5,908	–	5,908
Long-term debt, notes and convertible debentures	2,178,626	–	8,752	–	2,187,378
Deferred income tax liabilities, net-noncurrent	258,943	–	348,928	(4,497)	603,374
Other noncurrent liabilities	–	–	285,484	–	285,484
Stockholders’ equity	3,890,434	81	5,963,052	(5,963,133)	3,890,434
Total liabilities and stockholders’ equity	$6,361,350	$81	$7,011,592	$(5,967,675)	$7,405,348

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets - (Continued)
(in thousands)

As of December 31, 2009:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$223,644	$–	$52,065	$–	$275,709
Restricted cash	–	–	15,264	–	15,264
Accounts receivable, net (including intercompany)	–	69	1,208,595	(69)	1,208,595
Unbilled receivables, CRO	–	–	21,868	–	21,868
Inventories	–	–	368,477	–	368,477
Deferred income tax benefits, net-current	–	–	118,072	(4,497)	113,575
Other current assets	1,026	–	196,466	–	197,492
Current assets of discontinued operations	–	–	18,627	–	18,627
Total current assets	224,670	69	1,999,434	(4,566)	2,219,607
Properties and equipment, net	–	19	208,950	–	208,969
Goodwill	–	–	4,273,695	–	4,273,695
Identifiable intangible assets, net	–	–	297,153	–	297,153
Other noncurrent assets	29,930	19	248,872	–	278,821
Noncurrent assets of discontinued operations	–	–	45,859	–	45,859
Investment in subsidiaries	5,992,094	–	–	(5,992,094)	–
Total assets	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - continuing
operations (including intercompany)	$144,793	$5	$468,114	$(69)	$612,843
Current liabilities of discontinued operations	–	–	7,206	–	7,206
Long-term debt, notes and convertible debentures	1,975,786	–	4,453	–	1,980,239
Deferred income tax liabilities, net-noncurrent	250,122	–	325,997	(4,497)	571,622
Other noncurrent liabilities	–	–	276,201	–	276,201
Stockholders’ equity	3,875,993	102	5,991,992	(5,992,094)	3,875,993
Total liabilities and stockholders’ equity	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,
2010:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(54,151)	$–	$207,728	$153,577

Cash flows from investing activities:
Acquisition of businesses, net of cash received	–	–	(11,855)	(11,855)
Capital expenditures	–	–	(11,678)	(11,678)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	–	–	11,256	11,256
Other	–	–	(1,323)	(1,323)
Net cash flows used in investing activities	–	–	(13,600)	(13,600)

Cash flows from financing activities:
Net payments on line of credit facilities and term A loan	(125,000)	–	–	(125,000)
Proceeds from long-term borrowings and obligations	400,000	–	–	400,000
Payments on long-term borrowings and obligations	(218,478)	–	–	(218,478)
Fees paid for financing arrangements	(17,028)	–	–	(17,028)
Increase (decrease) in cash overdraft balance	5,067	–	(1,940)	3,127
Payments for Omnicare common stock repurchases	(49,154)	–	–	(49,154)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(5,241)	–	–	(5,241)
Excess tax benefits from stock-based compensation	432	–	–	432
Dividends paid	(5,343)	–	–	(5,343)
Other	192,121	–	(192,121)	–
Net cash flows from (used in) financing activities	177,376	–	(194,061)	(16,685)

Effect of exchange rate changes on cash	–	–	(3,698)	(3,698)

Net increase (decrease) in cash and cash equivalents	123,225	–	(3,631)	119,594
Less increase in cash and cash equivalents of discontinued operations	–	–	392	392
Increase (decrease) in cash and cash equivalents of continuing operations	123,225	–	(4,023)	119,202
Cash and cash equivalents at beginning of period	223,644	–	52,065	275,709
Cash and cash equivalents at end of period	$346,869	$–	$48,042	$394,911

Note 13 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - (Continued) - Unaudited
(in thousands)

	Six months ended June 30,
2009:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(24,797)	$–	$287,739	$262,942

Cash flows from investing activities:
Acquisition of businesses, net of cash received	–	–	(43,100)	(43,100)
Capital expenditures	–	–	(15,315)	(15,315)
Transfer of cash from trusts for employee health and severance
costs, net of payments out of the trust	–	–	843	843
Other	–	–	(2,233)	(2,233)
Net cash flows used in investing activities	–	–	(59,805)	(59,805)

Cash flows from financing activities:
Net payments on line of credit facilities and term A loan	(150,000)	–	–	(150,000)
Payments on long-term borrowings and obligations	(993)	–	–	(993)
(Decrease) increase in cash overdraft balance	(671)	–	534	(137)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	9,464	–	–	9,464
Excess tax benefits from stock-based compensation	2,366	–	–	2,366
Dividends paid	(5,352)	–	–	(5,352)
Other	240,209	–	(240,209)	–
Net cash flows from (used in) financing activities	95,023	–	(239,675)	(144,652)

Effect of exchange rate changes on cash	–	–	831	831

Net increase (decrease) in cash and cash equivalents	70,226	–	(10,910)	59,316
Less increase in cash and cash equivalents of discontinued operations	–	–	218	218
Increase (decrease) in cash and cash equivalents of continuing operations	70,226	–	(11,128)	59,098
Cash and cash equivalents at beginning of period	145,178	–	69,490	214,668
Cash and cash equivalents at end of period	$215,404	$–	$58,362	$273,766

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

Overview of Three and Six Months Ended June 30, 2010 and Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company.  Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Omnicare is also a provider of specialty pharmaceutical products and support services.  At June 30, 2010, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,353,000 beds relating to continuing operations, including approximately 79,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2009 was 1,377,000 relating to continuing operations (including approximately 68,000 patients served by patient assistance programs).  The comparable number at June 30, 2009 was 1,384,000 relating to continuing operations (including approximately 59,000 patients served by patient assistance programs).  Omnicare provides its pharmacy services in 47 states in the United States, the District of Columbia and Canada at June 30, 2010.  Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 32 countries worldwide.  For further description of the Company’s business activities, see the “Business” caption of Part I, Item 1 of Omnicare’s 2009 Annual Report.

Further, disclosures relating to the recent departure of certain executives from the Company, including additional expense to be recorded in the near term as a result of the related separation agreements and/or pursuant to the terms of applicable welfare and pension benefit plans, are presented at the “Subsequent Events” note of the Notes to Consolidated Financial Statements.

The following summary table presents consolidated net sales and results of operations of Omnicare for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts).  The Company has disclosed in this MD&A, with the exception of EBITDA (discussed below) and days sales outstanding, only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended, June 30,		Six months ended, June 30,
	2010 (a)	2009 (a)	2010 (a)	2009 (a)

Net sales	$1,519,121	$1,540,507	$3,043,355	$3,082,612

Income from continuing operations	$21,401	$41,994	$75,701	$74,222
Discontinued operations (a)	(9,802)	(13,275)	(13,250)	(14,609)
Net income	$11,599	$28,719	$62,451	$59,613

Earnings (loss) per common share - Basic:(b)
Continuing operations	$0.18	$0.36	$0.64	$0.64
Discontinued operations (a)	(0.08)	(0.11)	(0.11)	(0.13)
Net income	$0.10	$0.25	$0.53	$0.51

Earnings (loss) per common share - Diluted:(b)
Continuing operations	$0.18	$0.36	$0.64	$0.63
Discontinued operations (a)	(0.08)	(0.11)	(0.11)	(0.12)
Net income	$0.10	$0.24	$0.53	$0.51

EBITDA from continuing operations(c)	$106,813	$136,991	$256,557	$263,229

EBITDA from continuing operations reconciliation
to net cash flows from operating activities:
EBITDA from continuing operations(c)	$106,813	$136,991	$256,557	$263,229
(Subtract)/Add:
Interest expense, net of investment income	(38,607)	(28,743)	(65,551)	(57,623)
Income tax provision	(13,879)	(30,417)	(46,471)	(60,031)
Write-off of debt issuance costs	2,060	–	2,060	–
Tender premium	(7,323)	–	(7,323)	–
Changes in assets and liabilities, net of
effects from acquisition and divestitures of businesses	(13,733)	63,672	13,868	116,705
Net cash flows from operating activities
of continuing operations	35,331	141,503	153,140	262,280
Net cash flows from operating activities
of discontinued operations	229	521	437	662
Net cash flows from operating activities	$35,560	$142,024	$153,577	$262,942

(a)
In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture in the near term.  See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

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

Three Months Ended June 30, 2010 vs. 2009

Total net sales for the three months ended June 30, 2010 were $1,519.1 million versus $1,540.5 million in the comparable prior-year period.  Income from continuing operations for the three months ended June 30, 2010 was $21.4 million versus $42.0 million earned in the comparable 2009 period.  Diluted earnings per share from continuing operations for the three months ended June 30, 2010 were $0.18 versus $0.36 in the same prior-year period.  In total, including discontinued operations, net income for the three months ended June 30, 2010 was $11.6 million, or $0.10 per diluted share, as compared with $28.7 million, or $0.24 per diluted share, earned in the comparable prior-year period.  Operating cash flows from continuing operations totaled $35.3 million for the three months ended June 30, 2010 as compared to $141.5 million for the same period of 2009.  EBITDA from continuing operations totaled $106.8 million for the three months ended June 30, 2010 as compared with $137.0 million for the same period of 2009.  In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.

Net sales for the quarter were impacted primarily by the unfavorable sales impact of the increased availability and utilization of generic drugs, lower prescription volumes due to reductions in utilization for certain drugs, lower census in client facilities in certain areas as well as a lower average number of beds served year-over-year, along with a shift in mix towards assisted living, reductions in reimbursement and competitive pricing issues, and lower sales in the Company’s clinical research business. Partially offsetting these factors were the favorable impact of drug price inflation, the increased use of certain higher acuity drugs and biologic agents, acquisitions, as well as growth in specialty pharmacy services.  See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company continues to be impacted by the unilateral reduction in April 2006 by UnitedHealth Group, Inc. and its affiliates (“United”) in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program.  The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the second quarter of 2010 and 2009 by approximately $22 million and $26 million (approximately $13 million and $16 million aftertax), respectively, and cumulatively since April 2006 by approximately $428 million (approximately $266 million aftertax).  This matter is currently the subject of litigation initiated by Omnicare and is before the federal appellate court in the Seventh Circuit Court of Appeals.  See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The Company’s consolidated gross profit was $335.8 million for the three months ended June 30, 2010, compared with the same prior-year period amount of $370.9 million.  Gross profit as a percentage of total net sales was 22.1% in the three months ended June 30, 2010, versus 24.1% in the comparable 2009 period.  Gross profit was unfavorably affected in the 2010 period largely by certain of the aforementioned items that reduced net sales, primarily the reductions in prescription volumes and reimbursement, and competitive pricing issues.  Partially offsetting these factors were the increased availability and utilization of higher margin generic drugs, the continued integration of acquisitions, cost reduction and productivity improvement initiatives, and the favorable effect of drug price inflation.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses for the three months ended June 30, 2010 were $198.5 million as compared with the comparable prior-year amount of $203.5 million.  Operating expenses as a percentage of net sales amounted to 13.1% in the second quarter of 2010 versus 13.2% in the comparable prior-year period.  Operating expenses for the quarter ended June 30, 2010 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives and non-drug purchasing program, as well as the continued integration of prior-period acquisitions.

The provision for doubtful accounts for the three months ended June 30, 2010 was $21.0 million versus $22.7 million in the comparable prior-year period.  Net accounts receivable of approximately $1,163 million at June 30, 2010 was $46 million lower than the December 31, 2009 balance of approximately $1,209 million.  Further, accounts receivable days sales outstanding were approximately 71 and 78 at June 30, 2010 and 2009, respectively, representing a year-over-year reduction of 7 days.

Investment income for the three months ended June 30, 2010 of $1.1 million was modestly higher than the $1.0 million earned in the comparable prior-year period.

Interest expense for the three months ended June 30, 2010 of $39.7 million was higher than the $29.8 million in the comparable prior-year period primarily due to special charges for debt redemption costs, including the write-off of debt issuance costs related to the Company’s previously announced refinancing transactions, as mentioned in further detail below, as well as higher interest rates on the Company’s $250 million 6.125% Senior Subordinated Notes (the “6.125% Senior Notes) due to the cancellation of the interest rate swap agreement by the counterparties and higher outstanding debt due to the issuance of $400 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2020 (the “7.75% Senior Notes”) in the second quarter.  These were partially offset by payments aggregating $325 million on the senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”), during the second quarter of 2009 through the second quarter of 2010 resulting in the payoff of the Term Loans in full in the second quarter of 2010, as well as payments of $217 million on the Company’s 6.75% Senior Subordinated Notes due 2013 (the “6.75% Senior Notes”).  See additional information at the “Debt” note of the Notes to Consolidated Financial Statements.

The effective income tax rate was 39.3% for the three months ended June 30, 2010, as compared to the second quarter of 2009 rate of 42.0%.  The year-over-year decrease in the effective tax rate is largely due to certain nondeductible litigation costs recognized in the 2009 period.  The effective tax rates in 2010 and 2009 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2009).

Special Items and Accounting Changes:

Financial results for the three months ended June 30, 2010 from continuing operations included the following charges totaling approximately $54.0 million pretax ($35.4 million aftertax), which largely impacted the Pharmacy Services segment.  The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.  Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i)           Operating income included restructuring and other related charges of approximately $5.5 million pretax ($3.4 million aftertax), relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth.  Additionally, in connection with this productivity enhancement initiative, the Company is also right-sizing and consolidating certain CRO operations.  See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)           During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Repack Matters”).  In addressing and resolving these Repack Matters, the Company continues to experience increased costs and, as a result, the three months ended June 30, 2010 included special charges of $0.7 million pretax (approximately $0.5 million and $0.2 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($0.4 million aftertax) for these increased costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of June 30, 2010, the Company has received approximately $10 million in insurance recoveries.

(iii)             Operating income included special litigation and other related charges of $29.4 million pretax ($19.9 million aftertax) for estimated litigation-related settlements and professional expenses for resolution of certain regulatory matters with various states, as further discussed below and at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing, as well as costs associated with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts, certain large customer disputes and purported class and derivative actions against the Company.  Additionally, in connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in the pretax special item reflected above.  The Company is in various stages of discussions with governmental/regulatory authorities responsible for enforcing the laws and regulations to which Omnicare is subject.  In light of discussions Omnicare is currently having regarding resolution of certain regulatory matters with various states, as referenced above, a provision of $24.2 million pretax has been recorded in the second quarter of 2010 for the Company’s aggregate estimate for anticipated payments to resolve such matters.  It is expected that any such resolutions will not include an admission of liability or wrongdoing by the Company.

(iv)           Operating income included acquisition and other related costs/(credits) of approximately $(0.2) million pretax ($(0.1) million aftertax) related to the adoption of the accounting change for business combinations.  These expenses were primarily related to a reduction in the Company’s original estimate of contingent consideration payable for certain acquisitions, partially offset by professional fees and acquisition related restructuring costs for 2010 and 2009 acquisitions.  See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

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

(vi)           The Company recorded a $7.5 million non-cash charge to pretax interest expense ($4.7 million aftertax) related to the adoption of the accounting change for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  See further discussion of this authoritative guidance, including the aforementioned amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

(vii)           The Company recorded a special charge of $9.8 million before taxes ($0.4 million and $9.4 million was recorded in the operating expense and interest expense sections of the income statement, respectively) ($6.2 million after taxes) in connection with debt redemption costs related to the Company’s previously announced refinancing transactions.  See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

Financial results for the three months ended June 30, 2009 from continuing operations included the following charges totaling approximately $45.8 million pretax ($32.8 million aftertax), which primarily impacted the Pharmacy Services segment.  The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.  Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i)           Operating income included restructuring and other related charges of approximately $5.9 million pretax ($3.6 million aftertax), relating to the aforementioned implementation of the “Omnicare Full Potential” Plan.  See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)           In addressing and resolving the aforementioned Repack Matters, the Company continues to experience increased costs and as a result, the three months ended June 30, 2009 included special charges of $1.2 million pretax (approximately $0.8 million and $0.4 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($0.7 million aftertax) for these increased costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of June 30, 2009, the Company had received no material insurance recoveries.

 (iii)           Operating income included special litigation and other related charges of $28.4 million pretax ($22.0 million aftertax) for litigation-related settlements and professional expenses primarily in connection with the investigation by the United States Attorney’s Office, District of Massachusetts, the Company’s lawsuit against United, certain other large customer disputes, purported class and derivative actions against the Company, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party.  With respect to these proceedings to which the Company is a party, including the investigation by the United States Attorney’s Office, District of Massachusetts, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iv)           Operating income included acquisition and other related costs of approximately $2.0 million pretax ($1.3 million aftertax) related to the adoption of the accounting change for business combinations.  These expenses were primarily related to professional fees from acquisitions completed during the quarter.  See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(v)           Operating expenses included approximately $1.4 million in pretax charges ($0.9 million aftertax) relating to the adoption of the accounting change for share-based payments, which primarily relates to stock option expense.  This guidance requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi)           The Company recorded a $6.9 million non-cash increase in pretax interest expense ($4.3 million aftertax) related to the retrospective adoption of the accounting change for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  See further discussion of this authoritative guidance, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Three months ended June 30,
	2010	2009
Net sales	$1,491,771	$1,499,704
Operating income from continuing operations	$110,318	$129,557

Omnicare’s Pharmacy Services segment recorded sales of $1,491.8 million for the three months ended June 30, 2010, as compared with the same 2009 period amount of $1,499.7 million, a decrease of $7.9 million.  At June 30, 2010, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,353,000 beds relating to continuing operations, including approximately 79,000 patients served by the patient assistance programs of its specialty pharmacy business.  The comparable number at June 30, 2009 was 1,384,000 relating to continuing operations (including approximately 59,000 patients served by patient assistance programs).  For the three months ended June 30, 2010, Omnicare dispensed approximately 29,762,000 prescriptions in comparison to approximately 30,950,000 prescriptions dispensed during the same prior-year period.  Pharmacy Services sales were unfavorably impacted primarily by the increased availability and utilization of generic drugs, lower prescription volumes due to reductions in utilization for certain drugs, lower census in client facilities in certain areas as well as a lower average number of beds served year-over-year, along with a shift in mix towards assisted living, which typically has lower penetration rates than skilled nursing facilities, and reductions in reimbursement and competitive pricing issues.  Partially offsetting these factors were the favorable impact of drug price inflation, the increased use of certain higher acuity drugs and biologic agents, acquisitions, as well as growth in specialty pharmacy services.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $110.3 million in the second quarter of 2010 as compared with the $129.6 million earned in the comparable period of 2009, a decrease of $19.3 million.  As a percentage of the segment’s sales, operating income was 7.4% for the second quarter of 2010, as compared with 8.6% in 2009.  The 2010 quarter was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales, in particular lower prescription volumes, reductions in reimbursement and competitive pricing issues.  Operating income in 2010 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy services, lower bad debt expense, the continued progress in the Company’s cost reduction and productivity improvement initiatives and the continued integration of prior-period acquisitions.

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

In recent years, SNFs have received the full market basket inflation increase to annual rates.  For fiscal year 2009, beginning October 1, 2008, SNFs received a 3.4 percent inflation update that increased overall payments to SNFs by $780 million.  However, for fiscal year 2010, beginning on October 1, 2009, payments to SNFs were reduced by 1.1 percent, or by $360 million to SNFs overall, compared to fiscal year 2009 levels.  While the payment levels reflect a 2.2 percent market basket inflation update, that amount was more than offset by a 3.3 percent ($1.050 billion) adjustment intended to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006.   On July 22, 2010, CMS published a notice with comment period updating SNF PPS rates for FY 2011, which begins October 1, 2010.  CMS estimates that overall estimated payments for SNFs in FY 2011 under the proposed rule would increase by $542 million, or 1.7 percent, compared to 2010 levels.  This payment amount reflects a market basket update of 2.3 percent, reduced by a negative 0.6 percentage adjustment to account for the difference between the forecasted and actual change in the market basket index for FY 2009.

Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), the market basket inflation update for SNFs will be reduced by the full so-called “productivity adjustment” beginning in fiscal year 2012.  This means that the market basket inflation increase will be reduced by a percent determined by the Department of Labor Statistics that reflects economy-wide productivity gains in delivering health care services and to encourage more efficient care.  Other ACA provisions impacting SNFs include, among others: a requirement that the Secretary of the Department of Health and Human Services (the “Secretary”) develop a plan for a SNF value-based purchasing payment system; the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services; new standards relating to quality assurance and performance improvement; a mandatory compliance program requirement; enhanced transparency disclosure and reporting requirements; and strengthened  fraud and abuse and penalty provisions.  These or other future reimbursement or operational changes could have an adverse effect on the financial condition of the Company’s SNF clients, which, in turn, could adversely affect the timing or level of their payments to Omnicare.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.

The Part D drug benefit permits Medicare beneficiaries to enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”).  Part D Plans include plans providing the drug benefit on a stand-alone basis (known as “prescription drug plans”, or “PDPs”) and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (known as “MA-PDs”).  Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although the Centers for Medicare and Medicaid Services (“CMS”) provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries.  Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the Medicare drug benefit, unless they elect to opt out of Part D coverage.  Many nursing home residents Omnicare serves are dual eligibles.  In the 2010 year-to-date period, approximately 44% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

CMS provides premium and cost-sharing subsidies to Part D Plans for dual eligible residents of nursing homes.  Such dual eligibles are not required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled does not exceed the premium subsidy, nor are they required to meet deductibles or pay copayment amounts.  Further, all dual eligibles who do not affirmatively enroll in a Part D Plan are automatically enrolled into a PDP by CMS on a random basis from among those PDPs meeting CMS criteria for low-income premiums in the PDP region, unless they elect to opt out of Part D coverage.  Such dual eligible beneficiaries may select a different Part D Plan at any time through the Part D enrollment process.  Also, dual eligibles who are qualifying covered retirees under an employer or union-sponsored qualified retiree prescription drug plan (plans which offer an alternative to Part D coverage supported by federal subsidies to the plan sponsor) will be determined to have elected not to enroll in a Part D Plan, unless they affirmatively enroll in a Part D Plan or contact CMS to indicate they wish to be auto-enrolled.  In summary, dual eligible residents of nursing homes are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted, subject to prior authorization or similar utilization management requirements for certain drugs.  CMS requires the formularies of Part D Plans to include the types of drugs most commonly needed by Medicare beneficiaries and to offer an exceptions process to provide coverage for medically necessary drugs.

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

Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries.  As of June 30, 2010, copays outstanding from Part D Plans were approximately $15 million, relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions.  Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct copays.  On April 15, 2010,  CMS issued final rules that make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes.  In particular, a new rule requires that, beginning in 2011, Part D Plans will be required to correct and pay copay amounts within 45 days of receiving “complete information” indicating that a claim adjustment is required based on a beneficiary’s low income subsidy status. The Company believes this will improve its collection of copays from Part D plans.  While many of the other changes in these final rules codify into regulation existing CMS practice, and as such are not expected to have a significant effect, there can be no assurance that this or future regulatory changes to the Part D program will not adversely impact the Company’s results of operations, financial position or cash flows.

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

The ACA also makes numerous changes to the Part D benefit, including: providing a $250 payment to Part D beneficiaries who reach the so-called “donut hole” coverage gap during 2010, and gradually eliminating the coverage gap beginning in 2011 and finishing in 2020;  requiring manufacturers of certain branded drug and biological products that are on the given Part D plan's formulary to provide, beginning in 2011, a discount equal to 50% of the negotiated price of such drugs when dispensed to beneficiaries not eligible for the low income subsidy during the coverage gap period; permitting the Secretary to establish certain categories of drugs warranting special formulary treatment; requiring Part D plan sponsors to provide additional medication therapy management services; reducing Part D subsidies for high-income beneficiaries (which will result in an increase in such beneficiaries’ premiums, beginning in 2011); and requiring the Secretary, beginning in 2012, to require Part D plan sponsors “to utilize specific, uniform dispensing techniques” as determined by the Secretary, such as weekly, daily, or automated dose dispensing, when dispensing drugs to enrollees in long-term care facilities to reduce prescription drug waste associated with 30-day fills.  The Secretary is required to consult with relevant stakeholders, including nursing facility representatives and residents, pharmacists, retail and long-term care pharmacies, Part D plans and others determined appropriate by the Secretary, in determining what techniques it will require.  Several other of these provisions will require CMS to promulgate regulations to establish the specific requirements under the statute. The Company cannot predict at this time whether such legislation and its implementing regulations, or future Part D legislation or regulations, will impact its business.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B.  Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B.  The changes impacted payment levels, clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements.  Only suppliers that are winning bidders will be eligible to provide competitively bid items to Medicare beneficiaries in selected geographic areas, and winning bidders will be paid based on the median of the winning suppliers’ bids for each of the selected items in the region, rather than the Medicare fee schedule amount.

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008.  Due to concerns about implementation of the bidding program in MIPPA, Congress terminated the contracts awarded by CMS in the first round of competitive bidding and adopted a number of changes to the bidding program.  CMS was required to rebid those areas in 2009, with bidding for round two delayed until 2011 and to conduct a second phase of  bidding in 2011 in an additional 70 of the largest metropolitan statistical areas.  The delay was financed by reducing Medicare fee schedule payments for all items covered under round one competitive bidding by 9.5 percent nationwide, effective January 1, 2009, followed by a 2 percent increase in 2014 with certain exceptions (although as discussed below, this 2 percent scheduled increase was eliminated by the ACA).

Bidding for the new round one of the program began October 21, 2009, and ended December 21, 2009.  Contract suppliers are expected to be announced in June 2010, and the program is scheduled to go into effect January 1, 2011.  The Company participated in the new bidding process for round one, and has been awarded contracts to provide enteral nutrients, equipment and supplies in three regions.  On July 2, 2010, CMS announced that reimbursement to contract suppliers under the Round 1 rebid will average 32 percent below the Medicare DMEPOS fee schedule amounts, with weighted average reimbursement levels for products in the enteral nutrients, equipment and supplies category reduced by 28 percent compared to fee schedule amounts.  There can be no assurances that reimbursement levels established through the bidding process or other provisions of the new reimbursement framework will not adversely impact the Company’s results of operations, cash flows, or financial condition.

The ACA requires the Secretary to expand the number of areas to be included in round two of the competitive bidding program from 79 to 100 of the largest MSAs.  In addition, the ACA requires (rather than permits) the Secretary to use information regarding payments determined under competitive bidding to adjust DMEPOS payments in areas outside of competitive bidding areas beginning in 2016.  Likewise, for items furnished on or after January 1, 2016, the Secretary is directed to continue to adjust prices as additional information is obtained when new items are subject to competitive bidding or when contracts are recompeted. The ACA further revises Medicare payments to DMEPOS suppliers by eliminating the full inflation update to the fee schedule for 2011 through 2014, in addition to a 2% add-on scheduled to be applied in 2014 to those items that had been selected for inclusion in the first round of the DMEPOS competitive bidding program and that had been subject to a 9.5% fee schedule reduction in 2009.  Instead, for 2011 and each subsequent year, rates will be increased by an annual inflation index less the productivity adjustment.  CMS’s proposed physician fee schedule rule for CY 2011, published July 13, 2010, would implement a number of these ACA policies and make other reforms to the DMEPOS competitive bidding program, including implementing a national mail order competitive bidding program for diabetic testing supplies and making other refinements related to the furnishing of diabetes supplies; create an appeals process for suppliers considered to be in breach of contract; and clarifying reimbursement to grandfathered suppliers, among other things.  There can be no assurance  that reimbursement levels established through the bidding process or these legislative and regulatory changes will not adversely impact the Company’s results of operations, cash flows, or financial condition.

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

The ACA includes many program integrity provisions impacting Medicare suppliers, including a provision that as a condition of a written order for DME under Medicare, the physicians must document that the physician, physician assistant, nurse practitioner, or clinical nurse specialist has had a face-to-face encounter (including through telehealth as permitted) with the beneficiary during the six-month period preceding the written order, or other reasonable timeframe as determined by the Secretary.

With respect to Medicaid, many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  States have considerable latitude in setting payment rates for nursing facilities.  States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver.  Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs.  The Deficit Reduction Act (“DRA”), enacted in 2006, also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes.  The ACA contains additional incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services.   Such initiatives could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities.  No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

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

Pursuant to the ACA, Congress has redefined "average manufacturer price" and "multiple source drug," and has established a new formula for calculating federal upper payment limits.  AMP is now defined as the average price paid to the manufacturer for the drug in the United States by wholesalers for drugs distributed to "retail community pharmacies" and by retail community pharmacies purchasing directly from manufacturers.  However, the term expressly excludes a variety of items:  customary prompt payment discounts extended to wholesalers; bona fide service fees paid by manufacturers to wholesalers or retail community pharmacies (including distribution service fees, inventory management fees, product stocking allowances, and fees associated with administrative services agreements and patient care programs, such as medication compliance programs and patient education programs); reimbursement for recalled, damaged, expired or otherwise unsalable returned goods; and payments received from, or rebates and discounts provided to, pharmacy benefit managers, managed care organizations, mail order pharmacies, long-term care providers, or any other entity that does not conduct business as a wholesaler or retail community pharmacy.  The term “retail community pharmacy” is defined as an independent pharmacy, a chain pharmacy, a supermarket pharmacy, or a mass merchandiser pharmacy that is licensed as a pharmacy and dispenses medications to the general public at retail prices; the term expressly excludes pharmacies that dispense prescriptions through the mail, nursing home pharmacies, long-term care facility pharmacies, hospital pharmacies, clinics, charitable or not-for-profit pharmacies, government pharmacies, and pharmacy benefit managers.  The definition of "multiple source drug" is revised to require that a drug be available for purchase in the United States, rather than in the given state.

The ACA reverses the DRA provision requiring that upper payment limits be established where there are two or more therapeutically equivalent drugs for a multiple source drug, reverting to the pre-DRA requirement for three or more therapeutically equivalents to trigger this requirement.  The ACA’s new formula for federal upper payment limits requires that the Secretary calculate the limits as no less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly AMP available for purchase by retail community pharmacies on a nationwide basis.  The Secretary is required to use a “smoothing process” for AMPs; this may involve use of average monthly amounts reported by manufacturers over a given period (e.g. trailing 12 months) to reduce month-to-month variation in reported AMPs.

In addition to reporting AMPs, manufacturers are required to report to CMS the number of units of the product used to calculate its AMP; this data will be necessary to calculate weighted average AMPs determined on the basis of utilization.  Rather than publishing the AMP for each manufacturer's drug, CMS is required to publish only the weighted average AMP.

The ACA provisions technically go into effect October 1, 2010; however, as a practical matter, it appears that CMS will not be able to calculate new upper payment limits prior to December, 2010 at the earliest, since manufacturers will have until November 30, 2010 to report AMPs using the new definition and unit volume.  Since the AMPs reported by manufacturers under the existing DRA rules have not been published, and in any event AMP has been redefined pursuant to the ACA, the Company cannot at present determine what changes, if any, in upper limit prices will result from implementation of the ACA.  Further, given that the ACA requires only that upper limit prices be “not less than” the 175 percent amount described above, it is unclear when, and to what extent, any revisions in AMP-based upper limit prices will be implemented.

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

MIPPA also seeks to promote e-prescribing by providing incentive payments for physicians and other practitioners paid under the Medicare physician fee schedule who are "successful electronic prescribers."  Specifically, successful electronic prescribers are to receive a 2 percent bonus during 2009 and 2010, a 1 percent bonus for 2011 and 2012 and a 0.5 percent bonus for 2013; practitioners who are not successful electronic prescribers are penalized by a 1 percent reduction from the current fee schedule in 2012, a 1.5 percent reduction in 2013, and thereafter a 2 percent reduction.  CMS has announced that to be a successful electronic prescriber and to receive an incentive payment for the 2010 e-prescribing reporting year, an individual eligible professional must report, using a qualified e-prescribing system, an e-prescribing measure for at least 25 unique electronic prescribing events in which the measure is reportable by the eligible professional during 2010 (with separate criteria for group practices).  CMS has issued detailed guidelines on the specifications for qualified e-prescribing systems.  The Company is closely monitoring developments related to this initiative, and will seek to make available systems under which prescribers may submit prescriptions to the Company's pharmacies electronically so as to enable them to qualify for the incentive payments.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009.  This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information. On July 28, 2010, CMS published a final rule implementing the provisions of the ARRA that provide incentive payments to eligible professionals participating in Medicare and Medicaid programs that adopt and successfully demonstrate meaningful use of certified electronic health record (EHR) technology.  Entities are eligible to begin receiving EHR incentive payments in 2011 (note that providers who receive an incentive payment from the Medicare EHR incentive program are not eligible to also receive the incentive payment under the MIPPA e-prescribing incentive program).  The final rule specifies the initial criteria that must be met to qualify for an EHR incentive payment; calculation of the incentive payment amounts; payment adjustments under Medicare for eligible providers that fail to demonstrate meaningful use of certified EHR technology; and other program participation requirements.  Also on July 28, 2010, HHS published a related final rule that specifies the Secretary’s adoption of an initial set of standards, implementation, specifications, and certification criteria for EHRs.   In other areas, the ARRA also strengthens federal privacy and security provisions to protect personally-identifiable health information.  In addition, the legislation increases Federal Medical Assistance Percentage (“FMAP”) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls.  The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt.  The Obama Administration has issued a variety of guidance documents and regulations to implement the new law.  Congress is also considering extending the temporary Medicaid provisions as part of legislation designed to spur job creation, although such legislation has not been enacted to date. The Company is reviewing the implementation of the law and assessing the potential impact of the various provisions on the Company.

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

Broader changes in federal healthcare policy have been adopted in the ACA. The new law seeks to expand access to affordable health insurance through insurance market reforms, the establishment of health insurance “exchanges” through which individuals and small businesses can purchase qualified insurance coverage, expansion of the Medicaid program and the imposition of health insurance mandates on employers and individuals.  The legislation also makes many changes to Medicare and Medicaid provider payments and operations, and directs the Secretary to conduct numerous pilot programs, demonstration projects and studies that could, in the future, lead to alternative healthcare delivery and payment systems. Further, the law empowers the new Independent Payment Advisory Board to recommend changes to the Medicare program to limit its spending growth that will go into effect automatically unless Congress enacts alternative legislation achieving the required level of savings, which could lead to additional changes in provider payments and the organization of the delivery system.

In order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies.  Given the debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty the impact of the ACA or additional healthcare initiatives, if any, will have on its business.  Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products.  There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows.  Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program.  Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.  Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels.  Any future healthcare legislation or regulation impacting these rates may materially adversely affect the Company’s business.

On October 4, 2006, the plaintiffs in New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, CA No. 1:05-CV-11148-PBS (United District Court for the District of Massachusetts) and defendant First DataBank, Inc. (“First DataBank”) entered into a settlement agreement relating to First DataBank’s publication of average wholesale price (“AWP”).  AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities.  The settlement agreement would have required First DataBank to cease publishing AWP two years after the settlement became effective unless a competitor of First DataBank was then publishing AWP, and would have required that First DataBank modify the manner in which it calculates AWP for over 8,000 distinct drugs (“NDCs”) from 125% of the drug’s wholesale acquisition cost (“WAC”) price established by manufacturers to 120% of WAC until First DataBank ceased publishing same.  In a related case, District Council 37 Health and Security Plan v. Medi-Span, CA No. 1:07-CV-10988-PBS (United States District Court for the District of Massachusetts), in which Medi-Span is accused of misrepresenting pharmaceutical prices by relying on and publishing First DataBank’s price list, the parties entered into a similar settlement agreement.  The Court granted preliminary approval of both agreements, but later after hearing various objections to the proposed settlements, indicated that it would not approve them.  On May 29, 2008, the plaintiffs and First DataBank filed a new settlement that included a reduction in the number of NDCs to which a new mark-up over WAC would apply (20% vs. 25%) from over 8,000 to 1,356, and removed the provision requiring that AWP no longer be published in the future.  First DataBank also agreed to contribute approximately $2 million to a settlement fund and for legal fees.  On July 15, 2008, Medi-Span and the plaintiffs in that litigation also proposed an amended settlement agreement under which Medi-Span agreed to reduce the mark-up over WAC (from 20% to 25%) for only the smaller number of NDCs, the requirement that AWP not be published in the future was removed, and Medi-Span agreed to pay $500,000 for the benefit of the plaintiff class.  First DataBank and Medi-Span, independent of these settlements, announced that they would, of their own volition, reduce to 20% the mark-up on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span).  On March 17, 2009 the Court approved the proposed settlements, with a modification by the Court requiring that the change in mark-ups take place 180 days after the order approving the settlements is entered.  The Court entered an order approving the settlements on March 31, 2009.  While several entities appealed the Court’s order to the United States Court of Appeals for the First Circuit, on September 3, 2009 the Court of Appeals upheld the settlements.  First DataBank and Medi-Span implemented the changes in AWP on September 26, 2009.  In June, 2010, Medi-Span announced that, due to the lack of industry consensus on a replacement for AWP, it will continue publishing AWP until relevant industry or governmental organizations develop a viable, generally accepted alternative price benchmark to replace AWP.

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

CRO Services Segment

	Three months ended
	June 30,
	2010	2009
Revenues	$27,350	$40,803
Operating (loss)/income	$(3,716)	$967

Omnicare’s CRO Services segment revenues were $27.4 million for the three months ended June 30, 2010 versus the $40.8 million recorded in the same prior-year period, or lower by $13.4 million.  In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses incurred, the Company included $3.3 million and $5.2 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and cost of sales amounts for the three months ended June 30, 2010 and 2009, respectively.  Revenues for the 2010 quarter were lower than in the same prior-year period primarily due to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.

An operating loss in the CRO Services segment of $3.7 million in the second quarter of 2010 compared with operating income of $1.0 million in the same quarter of 2009, a decrease of $4.7 million.  As a percentage of the segment’s revenue, the operating loss was 13.6% in the second quarter of 2010 compared with operating income of 2.4% of revenue in the same period of 2009.  This decrease is primarily attributable to the aforementioned factors that reduced sales as well as restructuring charges of $2.0 million pretax ($1.3 million aftertax) in the three months ended June 30, 2010 incurred to rightsize and reposition the cost structure of the business.  Backlog at June 30, 2010 was $139.8 million, representing a decrease of $65.5 million from the December 31, 2009 backlog of $205.3 million, and a decrease of $119.8 million from the June 30, 2009 backlog of $259.6 million.

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

Six Months Ended June 30, 2010 vs. 2009

Total net sales for the six months ended June 30, 2010 were $3,043.4 million versus $3,082.6 million in the comparable prior-year period.  Income from continuing operations for the six months ended June 30, 2010 was $75.7 million versus $74.2 million earned in the comparable 2009 period.  Diluted earnings per share from continuing operations for the six months ended June 30, 2010 were $0.64 versus $0.63 in the same prior-year period.  In total, including discontinued operations, net income for the six months ended June 30, 2010 was $62.5 million, or $0.53 per diluted share, as compared with $59.6 million, or $0.51 per diluted share, earned in the comparable prior-year period.  Operating cash flows from continuing operations totaled $153.1 million for the six months ended June 30, 2010 as compared to $262.3 million for the same period of 2009.  EBITDA from continuing operations totaled $256.6 million for the six months ended June 30, 2010 as compared with $263.2 million for the same period of 2009.  In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.

Net sales for the six months ended June 30, 2010 were impacted primarily by the unfavorable sales impact of the increased availability and utilization of generic drugs, lower prescription volumes due to reductions in utilization for certain drugs, lower census in client facilities in certain areas as well as lower average number of beds served year-over-year, along with a shift in mix towards assisted living, reductions in reimbursement and competitive pricing issues, and lower sales in the Company’s clinical research business. Partially offsetting these factors were the favorable impact of drug price inflation, the increased use of certain higher acuity drugs and biologic agents, acquisitions, as well as growth in specialty pharmacy services.  See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

The Company continues to be impacted by the unilateral reduction in April 2006 by United in the reimbursement rates paid by United to Omnicare by switching to its PacifiCare pharmacy network contract for services rendered by Omnicare to beneficiaries of United’s drug benefit plans under the Medicare Part D program.  The differential in reimbursement rates that resulted from United’s action, as compared with reimbursement rates under the originally negotiated contract, reduced sales and operating profit in the first six months of 2010 and 2009 by approximately $43 million and $48 million (approximately $27 million and $29 million aftertax), and cumulatively since April 2006 by approximately $428 million (approximately $266 million aftertax).  This matter is currently the subject of litigation initiated by Omnicare and is before the federal appellate court in the Seventh Circuit Court of Appeals.  See further discussion at the “Legal Proceedings” section at Part II, Item 1 of this Filing.

The Company’s consolidated gross profit was $687.7 million for the six months ended June 30, 2010, compared with the same prior-year period amount of $760.1 million.  Gross profit as a percentage of total net sales was 22.6% in the six months ended June 30, 2010, versus 24.7% in the comparable 2009 period.  Gross profit was unfavorably affected in the 2010 period largely by certain of the aforementioned items that reduced net sales, primarily the reductions in prescription volumes and reimbursement, and competitive pricing issues.  Partially offsetting these factors were the increased availability and utilization of higher margin generic drugs, the continued integration of acquisitions, cost reduction and productivity improvement initiatives, and the favorable effect of drug price inflation.

Omnicare’s operating expenses for the six months ended June 30, 2010 were $393.7 million as compared with the comparable prior-year amount of $419.6 million.  Operating expenses as a percentage of net sales amounted to 12.9% in the first half of 2010 versus 13.6% in the comparable prior-year period.  Operating expenses for the six months ended June 30, 2010 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives and non-drug purchasing program, as well as the continued integration of prior-period acquisitions.

The provision for doubtful accounts for the six months ended June 30, 2010 was $43.0 million versus $48.0 million in the comparable prior-year period.  Net accounts receivable of approximately $1,163 million at June 30, 2010 was $46 million lower than the December 31, 2009 balance of approximately $1,209 million.  Further, accounts receivable days sales outstanding were approximately 71 and 78 at June 30, 2010 and 2009, respectively, representing a year-over-year reduction of 7 days.

Investment income for the six months ended June 30, 2010 of $2.8 million was modestly lower than the $3.4 million earned in the comparable prior-year period.

Interest expense for the six months ended June 30, 2010 of $68.3 million was higher than the $61.1 million in the comparable prior-year period, primarily due to special charges for debt redemption costs, including the write-off of debt issuance costs, related to the Company’s previously announced refinancing transactions, as mentioned in further detail below, as well as higher interest rates on the Company’s $250 million 6.125% Senior Subordinated Notes (the “6.125% Senior Notes”) due to the cancellation of the interest rate swap agreement by the counterparties and higher outstanding debt due to the issuance of $400 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2020 (the “7.75% Senior Notes”) in the second quarter.  These were partially offset by payments aggregating $400 million on the senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”), throughout 2009 and through the first six months of 2010 resulting in the payoff of the Term Loans in full in the second quarter of 2010, as well as payments of $217 million on the Company’s 6.75% Senior Subordinated Notes due 2013 (the “6.75% Senior Notes”).  See additional information at the “Debt” note of the Notes to Consolidated Financial Statements.

The effective income tax rate was 38.0% for the six months ended June 30, 2010, as compared to the rate of 44.7% for the comparable prior-year period.  The year-over-year decrease in the effective tax rate is largely due to certain nondeductible litigation costs recognized in the 2009 period.  The effective tax rates in 2010 and 2009 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and various nondeductible expenses (including a portion of the aforementioned litigation costs in 2009).

Special Items and Accounting Changes:

Financial results for the six months ended June 30, 2010 from continuing operations included the following charges totaling approximately $76.5 million pretax ($49.6 million aftertax), which primarily impacted the Pharmacy Services segment.  The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.  Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i)           Operating income included restructuring and other related charges of approximately $12.5 million pretax ($7.9 million aftertax), relating to the aforementioned implementation of the “Omnicare Full Potential” Plan.  See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)           In addressing and resolving the previously mentioned Repack Matters, the Company continues to experience increased costs and, as a result, the six months ended June 30, 2010 included special charges of $1.9 million pretax (approximately $0.9 million and $1.0 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($1.2 million aftertax) for these increased costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of June 30, 2010, the Company has received approximately $10 million in insurance recoveries.

(iii)           Operating income included special litigation and other related charges of $34.9 million pretax ($23.4 million aftertax) for estimated litigation-related settlements and professional expenses for resolution of certain regulatory matters with various states, as further discussed below and at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing, as well as costs associated with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts, certain large customer disputes and purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in the pretax special item reflected above.  The Company is in various stages of discussions with governmental/regulatory authorities responsible for enforcing the laws and regulations to which Omnicare is subject.  In light of discussions Omnicare is currently having regarding resolution of certain regulatory matters with various states, as referenced above, a provision of $24.2 million pretax has been recorded in the second quarter of 2010 for the Company’s aggregate estimate for anticipated payments to resolve such matters.  It is expected that any such resolutions will not include an admission of liability or wrongdoing by the Company.

(iv)           Operating income included acquisition and other related costs of approximately $0.1 million pretax ($0.0 million aftertax) related to the adoption of the accounting change for business combinations.  These expenses were primarily related to professional fees and acquisition related restructuring costs for 2010 and 2009 acquisitions, partially offset by a reduction in the Company’s original estimate of contingent consideration payable for certain acquisitions.  See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(v)           Operating expenses included approximately $2.6 million in pretax charges ($1.6 million aftertax) relating to the adoption of the accounting change for share-based payments, which primarily relates to stock option expense.  The authoritative guidance requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi)           The Company recorded a $14.8 million non-cash charge to pretax interest expense ($9.3 million aftertax) related to the adoption of the accounting change for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  See further discussion of this authoritative guidance, including the aforementioned amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

(vii)           The Company recorded a special charge of $9.8 million before taxes ($0.4 million and $9.4 million was recorded in the operating expense and interest expense sections of the income statement, respectively) ($6.2 million after taxes) in connection with debt redemption costs related to the Company’s previously announced refinancing transactions.  See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

Financial results for the six months ended June 30, 2009 from continuing operations included the following charges totaling approximately $105.8 million pretax ($76.6 million aftertax), which primarily impacted the Pharmacy Services segment.  The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.  Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

(i)           Operating income included restructuring and other related charges of approximately $12.8 million pretax ($7.9 million aftertax), relating to the aforementioned implementation of the “Omnicare Full Potential” Plan.  See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)           In addressing and resolving the aforementioned Repack Matters, the Company continues to experience increased costs and as a result, the six months ended June 30, 2009 included special charges of $3.2 million pretax (approximately $1.9 million and $1.3 million was recorded in the cost of sales and operating expense sections of the Consolidated Statements of Income, respectively) ($2.0 million aftertax) for these increased costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of June 30, 2009, the Company had received no material insurance recoveries.

 (iii)           Operating income included special litigation and other related charges of $70.0 million pretax ($54.5 million aftertax) for litigation-related settlements and professional expenses primarily in connection with the investigation by the United States Attorney’s Office, District of Massachusetts, the Company’s lawsuit against United, certain other large customer disputes, purported class and derivative actions against the Company, the investigation by the federal government and certain states relating to drug substitutions, and the Company’s response to subpoenas it received relating to other legal proceedings to which the Company is not a party.  With respect to these proceedings to which the Company is a party, including the investigation by the United States Attorney’s Office, District of Massachusetts, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

(iv)           Operating income included acquisition and other related costs of approximately $2.9 million pretax ($1.7 million aftertax) related to the adoption of the accounting change for business combinations.  These expenses were primarily related to professional fees from acquisitions completed during the period.  See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(v)           Operating expenses included approximately $3.2 million in pretax charges ($2.0 million aftertax) relating to the adoption of the accounting change for share-based payments, which primarily relates to stock option expense.  This guidance requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi)           The Company recorded a $13.7 million non-cash increase in pretax interest expense ($8.5 million aftertax) related to the retrospective adoption of the accounting change for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  See further discussion of this authoritative guidance, including this amortization of discount on convertible notes, at the “Debt” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Six months ended June 30,
	2010	2009

Net sales	$2,986,262	$2,997,066
Operating income from continuing operations	$261,559	$250,739

Omnicare’s Pharmacy Services segment recorded sales of $2,986.3 million for the six months ended June 30, 2010, as compared with the same 2009 period amount of $2,997.1 million, a decrease of $10.8 million.  At June 30, 2010, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,353,000 beds relating to continuing operations, including approximately 79,000 patients served by the patient assistance programs of its specialty pharmacy business.  The comparable number at June 30, 2009 was 1,384,000 relating to continuing operations (including approximately 59,000 patients served by patient assistance programs).  For the six months ended June 30, 2010, Omnicare dispensed approximately 59,978,000 prescriptions in comparison to approximately 61,676,000 prescriptions dispensed during the same prior-year period.  Pharmacy Services sales were unfavorably impacted primarily by the increased availability and utilization of generic drugs, lower prescription volumes due to reductions in utilization for certain drugs, lower census in client facilities in certain areas as well as a lower average number of beds served year-over-year, along with a shift in mix towards assisted living, which typically has lower penetration rates than skilled nursing facilities, and reductions in reimbursement and competitive pricing issues.  Partially offsetting these factors were the favorable impact of drug price inflation, the increased use of certain higher acuity drugs and biologic agents, acquisitions, as well as growth in specialty pharmacy services.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income of the Pharmacy Services segment was $261.6 million in the first six months of 2010 as compared with the $250.7 million earned in the comparable period of 2009, or an increase of $10.9 million.  As a percentage of the segment’s sales, operating income was 8.8% for the first six months of 2010, as compared with 8.4% in 2009.  The six months ended June 30, 2010 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy services, lower bad debt expense, the continued progress in the Company’s cost reduction and productivity improvement initiatives, the continued integration of prior-period acquisitions and the year-over-year impact of the previously mentioned special items.  Operating income in 2010 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales, in particular lower prescription volumes, reductions in reimbursement and competitive pricing issues.

CRO Services Segment

	Six months ended
	June 30,
	2010	2009
Revenues	$57,093	$85,546
Operating income	$(8,978)	$3,959

Omnicare’s CRO Services segment revenues were $57.1 million for the six months ended June 30, 2010 versus the $85.5 million recorded in the same prior-year period, or lower by $28.4 million.  In accordance with the authoritative guidance for income statement characterization of reimbursements received for “out-of-pocket” expenses incurred, the Company included $7.2 million and $10.9 million of reimbursable out-of-pockets in its CRO Services segment reported revenue and cost of sales amounts for the six months ended June 30, 2010 and 2009, respectively.  Revenues for 2010 were lower than in the same prior-year period primarily due to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.

An operating loss in the CRO Services segment of $9.0 million in the first six months of 2010 compared with operating income of $4.0 million in the same period of 2009, a decrease of $13.0 million.  As a percentage of the segment’s revenue, the operating loss was 15.7% in the first six months of 2010 compared with operating income of 4.6% of revenue in the same period of 2009.  This decrease is primarily attributable to the aforementioned factors that reduced sales as well as restructuring charges of $5.5 million pretax ($3.5 million aftertax) in the six months ended June 30, 2010 incurred to rightsize and reposition the cost structure of the business.

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

Discontinued Operations

In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from continuing operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  Selected financial data related to the discontinued operations of this disposal group for the three and six months ended June 30, 2010 and 2009 follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$14,539	$19,818	$29,633	$41,273
Loss from operations of disposal group, pretax	(2,188)	(2,008)	(7,912)	(4,222)
Income tax benefit	870	798	3,146	1,678
Loss from operations of disposal group, aftertax	(1,318)	(1,210)	(4,766)	(2,544)

Impairment charge, pretax	(10,343)	(14,492)	(10,343)	(14,492)
Income tax benefit on impairment charge	1,859	2,427	1,859	2,427
Impairment charge, aftertax	(8,484)	(12,065)	(8,484)	(12,065)

Loss from discontinued operations, aftertax	$(9,802)	$(13,275)	$(13,250)	$(14,609)

The loss from operations of disposal group for the three and six month periods ended June 30, 2010, in comparison to the same prior year periods, primarily reflects the impact of reimbursement reductions from Medicare and other payor groups as well as increased provision for doubtful accounts, partially offset by reduced operating costs.

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

This program is estimated to generate pretax savings in the range of $100 million to $120 million annually upon completion of the initiative.  It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses.  The program is estimated to result in total pretax restructuring and other related charges of approximately $133 million over the implementation period.  The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $5 million and $13 million pretax (approximately $3 million and $8 million aftertax) during the three and six months ended June 30, 2010, respectively, and approximately $6 million and $13 million pretax (approximately $4 million and $8 million aftertax) during the three and six months ended June 30, 2009, respectively, or cumulative aggregate restructuring and other related charges of approximately $124 million before taxes through the second quarter of 2010.  The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented.  Incremental capital expenditures related to this program are expected to total approximately $55 million to $60 million over the entire implementation period.  The Company eliminated approximately 1,200 positions in completing its initial phase of the program.  The completion of the program is estimated to result in an additional net reduction of approximately 1,400 positions (2,100 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 1,300 positions had been eliminated as of June 30, 2010.  The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.  The aforementioned savings anticipated upon completion of the program also include reductions in overtime, excess hours and temporary help, and other productivity gains, equal to an additional 820 full-time equivalents. In addition, in July 2009, the Company implemented a temporary payroll containment and reduction program across the organization designed to facilitate the achievement of the productivity and efficiency goals associated with the Full Potential Plan.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at June 30, 2010 were $397.8 million compared with $291.0 million at December 31, 2009 (including restricted cash amounts of $2.9 million and $15.3 million, respectively).

The Company generated positive net cash flows from operating activities of continuing operations of $153.1 million during the six months ended June 30, 2010, compared with net cash flows from operating activities of continuing operations totaling $262.3 million during the six months ended June 30, 2009.  Compared to the same prior-year period, operating cash flow was unfavorably impacted by accounts receivable and inventories, where the continued favorable performance in the 2010 period was lower than the level experienced in the prior-year period relating to heightened Full Potentional integration activities in 2009.  Also unfavorably impacting the 2010 period was a second quarter payment related to the Massachusetts litigation settlement totaling approximately $38 million and the approximately $7.3 million tender premium related to the repurchase of the Company’s 6.75% Senior Subordinated Notes due 2013 (the “6.75% Senior Notes”) discussed below.  These unfavorable impacts were partially offset by a year-over-year reduction in the cash requirements relating to accounts payable activity.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4.00% Junior Subordinated Convertible Debentures and 3.25% Convertible Senior Debentures.  This resulted in an increase in the Company’s deferred tax liabilities during the six months ended June 30, 2010 and 2009 of $15.3 million and $14.3 million, respectively ($132.6 million cumulative as of June 30, 2010).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $13.6 million and $59.4 million for the six months ended June 30, 2010 and 2009, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $11.9 million (including amounts payable pursuant to acquisition agreements relating to pre-2010 acquisitions) in the first six months of 2010.  Acquisitions of businesses during the first six months of 2009 required $43.1 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) which were primarily funded by invested cash and operating cash flows.  Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities of continuing operations was $16.7 million for the six months ended June 30, 2010 as compared to $144.7 million for the comparable prior-year period.  In May 2010, the Company completed its previously announced issuance of $400 million of 7.75% Senior Subordinated Notes (the “7.75% Senior Notes”).  A portion of the net proceeds from the issuance of the 7.75% Senior Notes was used to purchase approximately $217 million of the Company’s 6.75% Senior Notes pursuant to a tender offer and consent solicitation (the redemption was completed on July 1, 2010).  Also, a portion of the proceeds were used to repurchase approximately $49 million of the Company’s stock as part of a previously announced common stock repurchase program discussed in further detail below.  During each of the first six months of 2010 and 2009, the Company paid down $125 million and $150 million, respectively, on the Term Loans.

On May 18, 2010, the Company entered into a $400 million senior secured revolving credit facility, maturing on May 18, 2015 (the “Revolving Credit Facility”).  In connection with entering into the new Revolving Credit Facility, the Company’s existing credit agreement, maturing on July 28, 2010 was terminated.

At June 30, 2010, there were no outstanding borrowings under the Revolving Credit Facility, and the entire balance of the Term Loans had been paid off.

On May 25, 2010, the Company’s Board of Directors declared a quarterly cash dividend of 2.25 cents per common share for an indicated annual rate of 9 cents per common share for 2010, which is consistent with the annual dividends per share actually paid in 2009.  Aggregate dividends paid of $5.3 million during the six month period ended June 30, 2010 were consistent with those paid in the comparable prior-year period.

On May 3, 2010, Omnicare announced that in conjunction with its second quarter 2010 refinancing (as described in the “Debt” note of the Notes to Consolidated Financial Statements), the Company’s Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million, depending on market conditions and other factors.  In the three and six months ended June 30, 2010, the Company repurchased approximately 2.0 million shares at an aggregate cost of approximately $49 million.  Accordingly, the Company had approximately $151 million of share repurchase authority remaining as of June 30, 2010.  These second quarter 2010 repurchases were made in open market transactions in compliance with Securities and Exchange Commission Rule 10b-18 and other applicable legal requirements.  On June 30, 2010, Omnicare had approximately 118.2 million shares of common stock outstanding.

There were no known material commitments and contingencies outstanding at June 30, 2010, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part II, Item 1 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of June 30, 2010, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2009 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations (a)	$2,505,434	$–	$257,934	$–	$2,247,500
Capital lease obligations	11,236	2,485	4,669	4,009	73
Operating lease obligations	143,225	33,686	53,029	36,640	19,870
Purchase obligations	50,855	41,934	8,145	776	–
Other current obligations	227,529	227,529	–	–	–
Other long-term obligations	285,484	–	243,904	21,586	19,994
Subtotal	3,223,763	305,634	567,681	63,011	2,287,437
Future interest costs relating to debt
and capital lease obligations	1,553,700	116,522	231,399	200,760	1,005,019
Total contractual cash obligations	$4,777,463	$422,156	$799,080	$263,771	$3,292,456

(a)
The noted obligation amounts represent the principal portion of the associated debt obligations.  Details of the Company’s outstanding debt instruments, including the impact of recent refinancing activities, can be found in the “Debt” note of the Notes to Consolidated Financial Statements.

As of June 30, 2010, the Company had approximately $22 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the six months ended June 30, 2010, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2009 Annual Report.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable.  DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive "average accounts receivable" and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter.  The resultant percentage is multiplied by 92 days to derive the DSO amount.  Omnicare’s DSO approximated 71 days at June 30, 2010, which was lower than the December 31, 2009 amount of 74 days by approximately 3 days.  On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company.  Specifically, approximately $106 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of June 30, 2010, of which approximately $99 million is past-due based on applicable payment terms (a significant portion of which is not reserved based on the relevant facts and circumstances).  The $106 million represents approximately 6 days of the overall DSO at June 30, 2010.  As previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays.  As of June 30, 2010, copays outstanding from Part D Plans were approximately $15 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of June 30, 2010 was $342.8 million, compared with $332.6 million at December 31, 2009.  The allowance for doubtful accounts represented 22.8% and 21.6% of gross receivables (net of contractual allowance adjustments) as of June 30, 2010 and December 31, 2009, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of June 30, 2010 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $15.1 million pretax.

The following table is an aging of the Company’s June 30, 2010, March 31, 2010 and December 31, 2009 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2010
	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$283,819	$184,568	$468,387
Facility payors	403,625	355,367	758,992
Private Pay payors	96,088	158,658	254,746
CRO	20,790	2,392	23,182
Total gross accounts receivable
(net of contractual allowance adjustments)	$804,322	$700,985	$1,505,307

	March 31, 2010
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$292,455	$179,136	$471,591
Facility payors	416,360	358,532	774,892
Private Pay payors	100,794	152,046	252,840
CRO	20,723	1,944	22,667
Total gross accounts receivable
(net of contractual allowance adjustments)	$830,332	$691,658	$1,521,990

	December 31, 2009
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$324,942	$177,054	$501,996
Facility payors	407,151	361,860	769,011
Private Pay payors	106,321	142,485	248,806
CRO	19,121	2,264	21,385
Total gross accounts receivable
(net of contractual allowance adjustments)	$857,535	$683,663	$1,541,198

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact.  Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated.  The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare, pharmaceutical and contract research industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; variations in demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D plan sponsors or to the proportion of the Company’s Part D business covered by specific contracts; the outcome of litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with the Company’s Corporate Integrity Agreements.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings.  Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company.  The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points.  The Company’s debt obligations at June 30, 2010 include $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $7.9 million outstanding under its fixed-rate 6.75% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $400 million outstanding under its fixed rate 7.75% Senior Notes due 2020, $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right, at par, of holders on December 15, 2015).  In connection with its offering of $400.0 million of 7.75% Senior Notes during 2010, the Company entered into a Swap Agreement on all $400.0 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreement”).  Under the 7.75% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 3.87%.  The estimated LIBOR-based floating rate (including the 3.87% spread) was 4.61% at June 30, 2010 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.0 million per year).  The 7.75% Swap Agreement, which matches the terms of the 7.75% Senior Notes, is designated and accounted for as a fair value hedge.  The Company is accounting for the 7.75% Swap Agreement in accordance with the authoritative guidance on derivatives and hedging, so changes in the fair value of the 7.75% Swap Agreement are offset by changes in the recorded carrying value of the related 7.75% Senior Notes.  The fair value of the 7.75% Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 7.75% Senior Notes, and amounted to approximately $8.7 million at the end of the 2010 second quarter.  Additionally, at June 30, 2010, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	June 30, 2010		December 31, 2009
Financial Instrument:	Book Value	Fair Value	Book Value	Fair Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$250,500	$250,000	$248,000
6.75% senior subordinated notes, due 2013	7,934	8,100	225,000	219,500
6.875% senior subordinated notes, due 2015	525,000	529,500	525,000	528,500
7.75% senior subordinated notes, due 2020	400,000	407,500	–	–

4.00% junior subordinated convertible debentures, due 2033
Carrying value	200,155	–	199,071	–
Unamortized debt discount	144,845	–	145,929	–
Principal amount	345,000	245,700	345,000	254,400

3.25% convertible senior debentures, due 2035
Carrying value	786,840	–	773,120	–
Unamortized debt discount	190,660	–	204,380	–
Principal amount	977,500	813,800	977,500	801,600

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)           Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the Company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is recorded, processed, accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure.  Omnicare is an acquisitive company that continuously acquires and integrates new businesses.  Throughout and following an acquisition, Omnicare focuses on analyzing the acquiree’s procedures and controls to determine their effectiveness and, where appropriate, implements changes to conform them to the Company’s disclosure controls and procedures.  The Company’s Interim Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and concluded that they are effective.

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, Kenton Circuit, against the members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. On June 21, 2010, defendants filed a motion to dismiss the action in its entirety on the grounds that plaintiff failed to make a pre-suit demand on Omnicare's board prior to filing the case, or to adequately allege that such a demand would have been futile, and that the complaint fails to state a claim upon which relief can be granted.  Plaintiff's response to that motion is due August 13, 2010.  The Company believes that the action is without merit and intends to continue to defend itself vigorously.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson, the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between Johnson & Johnson and the Company.  Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products.  On June 28, 2010, Johnson & Johnson and the Company filed motions to dismiss the complaint claiming that plaintiffs failed to state a claim.  In response, plaintiffs agreed to withdraw their complaint and filed an amended complaint on July 21, 2010.  The Company's response to the amended complaint is due on September 7, 2010.  The Company intends to mount a vigorous defense to the claims, which it believes are entirely without merit.

On January 8, 2010, a qui tam complaint, entitled United States ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court.  The U.S. Department of Justice and the State of Illinois have notified the court that they have declined to intervene in this action.  The complaint was brought by Adam Resnick and Maureen Nehls as private party “qui tam relators” on behalf of the federal government and two state governments.  The relators subsequently amended their complaint and served the Company on July 8, 2010.  The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On or about March 12, 2010, a qui tam complaint entitled State of Illinois, ex rel. Adam B. Resnick and Maureen Nehls v. Omnicare, Inc. Morris Esformes, Phillip Esformes, and Tim Dacy, No. D6 L 1926 that was filed under seal in Illinois state court, was unsealed by the court.  The State of Illinois notified the court that it declined to intervene in the action.  This complaint was brought by the same two qui tam relators, Adam Resnick and Maureen Nehls, that brought the complaint in the United States District Court in Chicago described above.  This complaint is based on allegations nearly identical to a portion of the allegations contained in that federal action.  The Company has not been served with the complaint in this action.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court.  The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action.  The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments.  The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges.  Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

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

Pursuant to stipulations of dismissal executed in connection with the settlement agreement, the five complaints were dismissed.  As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries, including beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA are expected to result in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief.  The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects.  On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995.  On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed.  On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories.  On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances.  Plaintiffs thereafter filed their second amended complaint on January 29, 2007.  The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves.  The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission.  That motion was fully briefed as of May 1, 2007.  In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007.  On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff.  On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case.  Oral argument was held on September 18, 2008.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, as well as affirming the denial of Alaskan Electrical Pension Fund’s motion to intervene.  However, the appellate court reversed the dismissal of the claim brought for violation of Section 11 of the Securities Act of 1933, remanding the case to the district court for further proceedings, including application of the rule requiring plaintiffs to allege fraud with particularity to their Section 11 claim.  On November 3, 2009, plaintiffs filed a motion in the Court of Appeals seeking a rehearing or a rehearing en banc with respect to a single aspect of the Court's decision, namely, whether the federal rule requiring pleading with particularity should apply to their claim under Section 11 of the Securities Act.  On December 16, 2009, that petition was denied, and on January 13, 2010, that Court issued its mandate by which the Section 11 claim was remanded to the district court for further proceedings consistent with the decision and order of October 21, 2009.  At a conference on March 4, 2010, the district court stayed further proceedings pending the resolution of plaintiffs’ anticipated petition to the U. S. Supreme Court for a writ of certiorari.  Plaintiffs filed their petition for a writ of certiorari on May 14, 2010.  The petition is now fully briefed and awaiting determination.

The Company is in various stages of discussions with governmental/regulatory authorities responsible for enforcing the laws and regulations to which Omnicare is subject.  In light of discussions Omnicare is currently having regarding resolution of certain regulatory matters with various states, as referenced above, a provision of $24.2 million pretax has been recorded in the second quarter of 2010 for the Company’s aggregate estimate for anticipated payments to resolve such matters.  It is expected that any such resolutions will not include an admission of liability or wrongdoing by the Company.

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

In recent years, SNFs have received the full market basket increase to annual rates.  For fiscal year 2009, beginning October 1, 2008, SNFs received a 3.4 percent inflation update that increased overall payments to SNFs by $780 million.  However, for fiscal year 2010, beginning on October 1, 2009, payments to SNFs were reduced by 1.1 percent, or $360 million to SNFs overall, compared to fiscal year 2009 levels. While the payment levels reflect a 2.2 percent market basket inflation update, that amount was more than offset by a 3.3 percent ($1.050 billion) adjustment intended to recalibrate case mix weights to compensate for increased expenditures resulting from refinements made in January 2006.   On July 22, 2010, CMS published a notice with comment period updating SNF PPS rates for FY 2011, which begins October 1, 2010.  CMS estimates that overall estimated payments for SNFs in FY 2011 under the proposed rule would increase by $542 million, or 1.7 percent, compared to 2010 levels.  This payment amount reflects a market basket update of 2.3 percent, reduced by a negative 0.6 percentage adjustment to account for the difference between the forecasted and actual change in the market basket index for FY 2009.

Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), the market basket inflation update for SNFs will be reduced by the full so-called “productivity adjustment” beginning in fiscal year 2012.  This means that the market basket inflation increase will be reduced by a percent determined by the Department of Labor Statistics that reflects economy-wide productivity gains in delivering health care services and to encourage more efficient care.  Other ACA provisions impacting SNFs include, among others: a requirement that the Secretary of the Department of Health and Human Services (the “Secretary”) develop a plan for a SNF value-based purchasing payment system; the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services; new standards relating to quality assurance and performance improvement; a mandatory compliance program requirement; enhanced transparency disclosure and reporting requirements; and strengthened  fraud and abuse and penalty provisions. These or other future reimbursement or operational changes could have an adverse effect on the financial condition of the Company’s SNF clients, which could, in turn, adversely affect the timing or level of their payments to Omnicare.

The Medicare Part D prescription drug benefit significantly shifted the payor mix for our pharmacy services.  Effective January 1, 2006, the Part D drug benefit permits Medicare beneficiaries to enroll in Part D Plans for their drug coverage.  Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although the Centers for Medicare & Medicaid Services (“CMS”) provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the new Medicare drug benefit, unless they elect to opt out of Part D coverage.  Many nursing home residents Omnicare serves are dual eligibles, whose drug costs were previously covered by state Medicaid programs.  In the 2010 year-to-date period, approximately 44% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

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

Moreover, as expected in the transition to a program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding gross accounts receivable (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts), particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries.  As of June 30, 2010, copays outstanding from Part D Plans were approximately $15 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions.  Among other things, on January 12, 2009, CMS finalized a change in its regulations requiring Part D Plan sponsors to accept and act upon certain types of documentation, referred to as “best available evidence,” to correct co-pays.  On April 15, 2010, CMS issued final rules that make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes.  In particular, a new rule requires that, beginning in 2011, Part D Plans will be required to correct and pay copay amounts within 45 days of receiving “complete information” indicating that a claim adjustment is required based on a beneficiary’s low income subsidy status. The Company believes this will improve its collection of copays from Part D plans.  While many of the other changes in these final rules codify into regulation existing CMS practice, and as such are not expected to have a significant effect, there can be no assurance that this or future regulatory changes to the Part D program will not adversely impact the Company’s results of operations, financial position or cash flows.

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

The ACA also makes numerous changes to the Part D benefit, including: providing a $250 payment to Part D beneficiaries who reach the so-called “donut hole” coverage gap during 2010, and gradually eliminating the coverage gap beginning in 2011 and finishing in 2020; requiring manufacturers of certain branded drug and biological products that are on the given Part D plan's formulary to provide, beginning in 2011, a discount equal to 50% of the negotiated price of such drugs when dispensed to beneficiaries not eligible for the low income subsidy during the coverage gap period; permitting the Secretary to establish certain categories of drugs warranting special formulary treatment; requiring Part D plan sponsors to provide additional medication therapy management services; reducing Part D subsidies for high-income beneficiaries (which will result in an increase in such beneficiaries’ premiums, beginning in 2011); and requiring the Secretary, beginning in 2012, to require Part D plan sponsors “to utilize specific, uniform dispensing techniques” as determined by the Secretary, such as weekly, daily, or automated dose dispensing, when dispensing drugs to enrollees in long-term care facilities to reduce prescription drug waste associated with 30-day fills.  The Secretary is required to consult with relevant stakeholders, including nursing facility representatives and residents, pharmacists, retail and long-term care pharmacies, Part D plans and others determined appropriate by the Secretary, in determining what techniques it will require.  Several other of these provisions will require CMS to promulgate regulations to establish the specific requirements under the statute.  The Company cannot predict at this time whether such legislation and its implementing regulations, or future Part D legislation or regulations, will impact its business.

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

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of DMEPOS under Medicare Part B.  Approximately 1% of our revenue is derived from beneficiaries covered under Medicare Part B.  The changes impacted payment levels, clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements.  Only suppliers that are winning bidders will be eligible to provide competitively bid items to Medicare beneficiaries in selected geographic areas, and winning bidders will be paid based on the median of the winning suppliers’ bid for each of the selected items in the region, rather than the Medicare fee schedule amount.

In mid-2007, CMS conducted a first round of bidding for 10 DMEPOS product categories in 10 competitive bidding areas, and announced winning bidders in March 2008.  Due to concerns about implementation of the bidding program in MIPPA, Congress terminated the contracts awarded by CMS in the first round of competitive bidding, and adopted a number of changes to the bidding program.  CMS was required to rebid those areas in 2009, with bidding for round two delayed until 2011.  The delay was financed by reducing Medicare fee schedule payments for all items covered under round one competitive bidding by 9.5 percent nationwide effective January 1, 2009, followed by a 2 percent increase in 2014 with certain exceptions (although as discussed below, this 2 percent scheduled increase was eliminated by the ACA).

Bidding for the new round one of the program began October 21, 2009, and ended December 21, 2009.  Contract suppliers are expected to be announced in June 2010, and the program is scheduled to go into effect January 1, 2011.  We participated in the new bidding process for round one, and were awarded contracts to provide enteral nutrients, equipment and supplies in three regions.  On July 2, 2010, CMS announced that reimbursement to contract suppliers under the Round 1 rebid will average 32 percent below the Medicare DMEPOS fee schedule amounts, with weighted average reimbursement levels for products in the enteral nutrients, equipment and supplies category reduced by 28 percent compared to fee schedule amounts. There can be no assurances that reimbursement levels established through the bidding process or other provisions of the new reimbursement framework will not adversely impact the Company’s results of operations, cash flows, or financial condition.

The ACA requires the Secretary to expand the number of areas to be included in round two of the competitive bidding program from 79 to 100 of the largest MSAs.  In addition, the ACA requires (rather than permits) the Secretary to use information regarding payments determined under competitive bidding to adjust DMEPOS payments in areas outside of competitive bidding areas beginning in 2016.  Likewise, for items furnished on or after January 1, 2016, the Secretary is directed to continue to adjust prices as additional information is obtained when new items are subject to competitive bidding or when contracts are recompeted. The ACA further revises Medicare payments to DMEPOS suppliers by eliminating the full inflation update to the fee schedule for 2011 through 2014, in addition to a 2% add-on scheduled to be applied in 2014 to those items that had been selected for inclusion in the first round of the DMEPOS competitive bidding program and that had been subject to a 9.5% fee schedule reduction in 2009.  Instead, for 2011 and each subsequent year, rates will be increased by an annual inflation index less the productivity adjustment.   CMS’s proposed physician fee schedule rule for CY 2011, published July 13, 2010, would implement a number of these ACA policies and make other reforms to the DMEPOS competitive bidding program, including implementing a national mail order competitive bidding program for diabetic testing supplies and making other refinements related to the furnishing of diabetes supplies; create an appeals process for suppliers considered to be in breach of contract; and clarifying reimbursement to grandfathered suppliers, among other things.  There can be no assurance that reimbursement levels established through the bidding process or these legislative and regulatory changes will not adversely impact the Company’s results of operations, cash flows, or financial condition.

With respect to Medicaid, many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  States have considerable latitude in setting payment rates for nursing facility services.  States also have flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver.  Although these waiver programs generally exempt institutional care, including nursing facilities and institutional pharmacy services, some states do use managed care principles in their long-term care programs.  The DRA also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process, and includes a demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes.  The ACA contains additional incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. Such initiatives could increase state funding for home and community-based services, while prompting states to cut funding for nursing facilities.  No assurances can be given that state Medicaid programs ultimately will not change the reimbursement system for long-term care or pharmacy services in a way that adversely impacts the Company.

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

Pursuant to the ACA, Congress has redefined "average manufacturer price" and "multiple source drug," and has established a new formula for calculating federal upper payment limits.  AMP is now defined as the average price paid to the manufacturer for the drug in the United States by wholesalers for drugs distributed to "retail community pharmacies" and by retail community pharmacies purchasing directly from manufacturers.  However, the term expressly excludes a variety of items:  customary prompt payment discounts extended to wholesalers; bona fide service fees paid by manufacturers to wholesalers or retail community pharmacies (including distribution service fees, inventory management fees, product stocking allowances, and fees associated with administrative services agreements and patient care programs, such as medication compliance programs and patient education programs); reimbursement for recalled, damaged, expired or otherwise unsalable returned goods; and payments received from, or rebates and discounts provided to, pharmacy benefit managers, managed care organizations, mail order pharmacies, long-term care providers, or any other entity that does not conduct business as a wholesaler or retail community pharmacy.  The term “retail community pharmacy” is defined as an independent pharmacy, a chain pharmacy, a supermarket pharmacy, or a mass merchandiser pharmacy that is licensed as a pharmacy and dispenses medications to the general public at retail prices; the term expressly excludes pharmacies that dispense prescriptions through the mail, nursing home pharmacies, long-term care facility pharmacies, hospital pharmacies, clinics, charitable or not-for-profit pharmacies, government pharmacies, and pharmacy benefit managers.  The definition of "multiple source drug" is revised to require that a drug be available for purchase in the United States, rather than in the given state.

The ACA reverses the DRA provision requiring that upper payment limits be established where there are two or more therapeutically equivalent drugs for a multiple source drug, reverting to the pre-DRA requirement for three or more therapeutically equivalents to trigger this requirement.  The ACA’s new formula for federal upper payment limits requires that the Secretary calculate the limits as no less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly AMP available for purchase by retail community pharmacies on a nationwide basis.  The Secretary is required to use a “smoothing process” for AMPs; this may involve use of average monthly amounts reported by manufacturers over a given period (e.g. trailing 12 months) to reduce month-to-month variation in reported AMPs.

In addition to reporting AMPs, manufacturers are required to report to CMS the number of units of the product used to calculate its AMP; this data will be necessary to calculate weighted average AMPs determined on the basis of utilization.  Rather than publishing the AMP for each manufacturer's drug, CMS is required to publish only the weighted average AMP.

The ACA provisions technically go into effect October 1, 2010; however, as a practical matter, it appears that CMS will not be able to calculate new upper payment limits prior to December, 2010 at the earliest, since manufacturers will have until November 30, 2010 to report AMPs using the new definition and unit volume.  Since the AMPs reported by manufacturers under the existing DRA rules have not been published, and in any event AMP has been redefined pursuant to the ACA, the Company cannot at present determine what changes, if any, in upper limit prices will result from implementation of the ACA.  Further, given that the ACA requires only that upper limit prices be “not less than” the 175 percent amount described above, it is unclear when, and to what extent, any revisions in AMP-based upper limit prices will be implemented.

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009.  This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information.  The law also strengthens federal privacy and security provisions to protect personally-identifiable health information. On July 28, 2010, CMS published a final rule implementing the provisions of the ARRA that provide incentive payments to eligible professionals participating in Medicare and Medicaid programs that adopt and successfully demonstrate meaningful use of certified electronic health record (EHR) technology.  Entities are eligible to begin receiving EHR incentive payments in 2011 (note that providers who receive an incentive payment from the Medicare EHR incentive program are not eligible to also receive certain incentive payment under the MIPPA e-prescribing incentive program).  The final rule specifies the initial criteria that must be met to qualify for an EHR incentive payment; calculation of the incentive payment amounts; payment adjustments under Medicare for eligible providers that fail to demonstrate meaningful use of certified EHR technology; and other program participation requirements.  Also on July 28, 2010, HHS published a related final rule that specifies the Secretary’s adoption of an initial set of standards, implementation, specifications, and certification criteria for EHRs.   In other areas, the ARRA increases Federal Medical Assistance Percentage (“FMAP”) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls.  The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90 percent of claims within 30 days of receipt and 99 percent of claims within 90 days of receipt.  The Obama Administration has issued a variety of guidance documents and regulations to implement the new law.  Congress is also considering extending the temporary Medicaid provisions as part of legislation designed to spur job creation, although such legislation has not been enacted to date.  Omnicare continues to review the implementation of the law and assess the potential impact of the various provisions on the Company.

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

Broader changes in federal healthcare policy have been adopted in the ACA. The new law seeks to expand access to affordable health insurance through insurance market reforms, the establishment of health insurance “exchanges” through which individuals and small businesses can purchase qualified insurance coverage, expansion of the Medicaid program and the imposition of health insurance mandates on employers and individuals.  The legislation also makes many changes to Medicare and Medicaid provider payments and operations, and directs the Secretary to conduct numerous pilot programs, demonstration projects and studies that could, in the future, lead to alternative healthcare delivery and payment systems. Further, the law empowers the new Independent Payment Advisory Board to recommend changes to the Medicare program to limit its spending growth that will go into effect automatically unless Congress enacts alternative legislation achieving the required level of savings, which could lead to additional changes in provider payments and the organization of the delivery system.

In order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies.  Given the debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty the impact of the ACA or additional healthcare initiatives, if any, will have on its business.  Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products.  There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows.  Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program.  Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.  Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels.  Any future healthcare legislation or regulation impacting these rates may materially adversely affect the Company’s business.

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

In 2009, the Company entered into an amended and restated Corporate Integrity Agreement (“CIA”) which replaces the Company’s prior corporate integrity agreement entered into in 2006 and subsequently amended in 2007, and which requires, among other things, that the Company maintain and augment its compliance program in accordance with the terms of the agreement.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b), or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to the Office of Inspector General regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s obligations under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to, among other things, create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries, including beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA are expected to result in increased costs to maintain the Company’s compliance program and could result in greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties or other adverse consequences.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended June 30, 2010 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
April 1 - 30, 2010	4	$28.94	–	$–
May 1 - 31, 2010	599	25.77	304	192,422
June 1 - 30, 2010	1,679	24.77	1,678	150,926
Total	2,282	$25.04	1,982	$150,926

(a) During the second quarter of 2010, the Company purchased 300 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards and the exercise of stock options.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b) On May 3, 2010, Omnicare announced that in conjunction with its second quarter 2010 refinancing (as described in the “Debt” note of the Notes to Consolidated Financial Statements), the Company's Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million, depending on market conditions and other factors.  In the three and six months ended June 30, 2010, the Company repurchased approximately 2.0 million shares under this program at an aggregate cost of approximately $49 million.  Accordingly, the Company had approximately $151 million of share repurchase authority remaining as of June 30, 2010.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc. Registrant

Date: August 5, 2010	By:	/s/ John L. Workman
John L. Workman
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.3)	Third Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K December 23, 2008
(10.1)	Separation and Consulting Agreement, effective as of June 29, 2010, among Omnicare, Inc., Omnicare Management Company, MMD Professional Services, LLC and Patrick E. Keefe*	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Interim Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Interim Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securitites Exchange Act of 1934

* Indicates management contract or compensatory arrangement.
** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

E-1