Form 10-Q/A
period 2010-06-30
OMNICARE INC
filed 2010-08-05
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)
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

Explanatory Note

Omnicare, Inc. is filing this Amendment No. 1 (the “Form 10Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (“the Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 5, 2010, for the sole purpose of furnishing the Interactive Data File as Exhibit 101.  The Interactive Data File was inadvertently omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-Q.  This Form 10Q/A continues to speak of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc. Registrant

Date: August 5, 2010	By:	/s/ John L. Workman
John L. Workman
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.3)	Third Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K December 23, 2008
(10.1)	Separation and Consulting Agreement, effective as of June 29, 2010, among Omnicare, Inc., Omnicare Management Company, MMD Professional Services, LLC and Patrick E. Keefe*	Previously Filed
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Previously Filed
(31.1)	Rule 13a-14(a) Certification of Interim Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Previously Filed
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Previously Filed
(32.1)	Section 1350 Certification of Interim Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Previously Furnished
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Previously Furnished
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