Form 10-Q
period 2010-09-30
OMNICARE INC
filed 2010-10-28
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer  ☒       Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Common Stock Outstanding
	Number of Shares	Date
Common Stock, $1 par value	116,280,688	September 30, 2010

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2010

INDEX

 PAGE
PART I - FINANCIAL INFORMATION:

PART II - OTHER INFORMATION:

ITEM 1.	LEGAL PROCEEDINGS	80

ITEM 1A.	RISK FACTORS	80

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	83

ITEM 6.	EXHIBITS	83

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$1,544,445	$1,543,901	$4,587,800	$4,626,513
Cost of sales	1,204,308	1,175,946	3,559,076	3,496,492
Repack matters (Note 10)	(2,836)	1,755	(1,927)	3,672
Gross profit	342,973	366,200	1,030,651	1,126,349
Selling, general and administrative expenses	202,810	203,394	596,504	623,018
Provision for doubtful accounts	22,751	23,098	65,788	71,079
Restructuring and other related charges (Note 9)	4,332	6,295	16,851	19,095
Settlement, litigation and other related charges (Note 10)	36,731	1,739	71,598	71,761
Repack matters (Note 10)	(161)	277	810	1,549
Acquisition and other related costs (Note 3)	3,915	(632)	3,978	2,218
Separation costs (Note 12)	39,573	-	39,573	-
Benefit plan termination and related costs (Note 7)	25,187	-	25,187	-
Goodwill impairment charge (Note 4)	90,628	-	90,628	-
Operating income (loss)	(82,793)	132,029	119,734	337,629
Investment income	4,096	1,202	6,865	4,641
Interest expense	(30,978)	(29,588)	(99,298)	(90,650)
Amortization of discount on convertible notes	(7,615)	(7,059)	(22,419)	(20,783)
Income (loss) from continuing operations before income taxes	(117,290)	96,584	4,882	230,837
Income tax expense (benefit)	(15,644)	17,838	30,827	77,869
Income (loss) from continuing operations	(101,646)	78,746	(25,945)	152,968
Loss from discontinued operations (Note 2)	(1,620)	(6,231)	(14,870)	(20,840)
Net income (loss)	$(103,266)	$72,515	$(40,815)	$132,128

Earnings (loss) per common share - Basic:
Continuing operations	$(0.88)	$0.67	$(0.22)	$1.31
Discontinued operations	(0.01)	(0.05)	(0.13)	(0.18)
Net income	$(0.89)	$0.62	$(0.35)	$1.13
Earnings (loss) per common share - Diluted:
Continuing operations	$(0.88)	$0.67	$(0.22)	$1.30
Discontinued operations	(0.01)	(0.05)	(0.13)	(0.18)
Net income	$(0.89)	$0.61	$(0.35)	$1.12
Dividends per common share	$0.0325	$0.0225	$0.0775	$0.0675
Weighted average number of common shares outstanding:
Basic	115,554	117,598	116,909	116,970
Diluted	115,554	118,145	116,909	117,711
Comprehensive income	$(69,432)	$75,031	$(8,245)	$132,929

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$351,257	$275,709
Restricted cash	2,068	15,264
Accounts receivable, less allowances of $355,243 (2009-$332,603)	1,124,463	1,208,595
Unbilled receivables, CRO	17,009	21,868
Inventories	388,927	368,477
Deferred income tax benefits	139,967	113,575
Rabbi trust assets	83,379	-
Other current assets	260,851	197,492
Current assets of discontinued operations	9,795	18,627
Total current assets	2,377,716	2,219,607
Properties and equipment, at cost less accumulated
depreciation of $358,740 (2009-$324,995)	207,706	208,969
Goodwill	4,240,181	4,273,695
Identifiable intangible assets, less accumulated
amortization of $214,983 (2009-$186,424)	290,317	297,153
Rabbi trust assets	16,376	133,040
Other noncurrent assets	179,818	145,781
Noncurrent assets of discontinued operations	35,930	45,859
Total noncurrent assets	4,970,328	5,104,497
Total assets	$7,348,044	$7,324,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$217,752	$256,886
Accrued employee compensation	47,618	43,688
Deferred revenue, CRO	13,426	11,226
Current debt	2,672	127,071
Other current liabilities	268,829	173,972
Current liabilities of discontinued operations	7,084	7,206
Total current liabilities	557,381	620,049
Long-term debt, notes and convertible debentures (Note 5)	2,206,073	1,980,239
Deferred income tax liabilities	662,489	571,622
Other noncurrent liabilities	125,521	276,201
Total noncurrent liabilities	2,994,083	2,828,062
Total liabilities	3,551,464	3,448,111
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized, 128,388,000
shares issued (2009-127,824,800 shares issued)	128,388	127,825
Paid in capital (Note 5)	2,314,023	2,269,905
Retained earnings	1,648,695	1,698,620
Treasury stock, at cost-12,107,300 shares (2009-7,545,000 shares )	(311,756)	(205,017)
Accumulated other comprehensive income (loss)	17,230	(15,340)
Total stockholders' equity	3,796,580	3,875,993
Total liabilities and stockholders' equity	$7,348,044	$7,324,104

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(40,815)	$132,128
Loss from discontinued operations	14,870	20,840
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	35,320	37,335
Amortization expense	84,465	68,022
Write-off of debt issuance costs	2,060	-
Debt redemption tender offer premium	(7,591)	-
Goodwill impairment charge	90,628	-
Benefit plan termination and related costs	25,187	-
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable and unbilled receivables, net of provision for doubtful accounts	111,117	96,353
Inventories	(8,530)	106,001
Other current and noncurrent assets	(9,164)	13,971
Accounts payable	(46,286)	(75,293)
Accrued employee compensation	2,745	(15,766)
Deferred revenue	2,200	(10,246)
Current and noncurrent liabilities	13,348	57,688
Net cash flows from operating activities of continuing operations	269,554	431,033
Net cash flows from operating activities of discontinued operations	1,154	568
Net cash flows from operating activities	270,708	431,601
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(111,483)	(64,498)
Capital expenditures	(18,602)	(26,266)
Transfer of cash from trusts for employee health and severance costs, net of payments
out of the trust	10,751	538
Disbursements for loans and investments	(2,675)	(5,600)
Other	2,445	(1,929)
Net cash flows used in investing activities of continuing operations	(119,564)	(97,755)
Net cash flows used in investing activities of discontinued operations	(83)	(504)
Net cash flows used in investing activities	(119,647)	(98,259)
Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(125,000)	(225,000)
Proceeds from long-term borrowings and obligations	400,000	-
Payments on long-term borrowings and obligations	(227,373)	(1,376)
Fees paid for financing activities	(17,028)	-
Increase (decrease) in cash overdraft balance	4,752	(1,723)
Payments for Omnicare common stock repurchase (Note 1)	(82,761)	-
Proceeds (payments) for stock awards and exercise of stock options,
net of stock tendered in payment	(13,308)	10,164
Excess tax benefits from stock-based compensation	667	2,367
Dividends paid	(9,109)	(8,043)
Net cash flows used in financing activities of continuing operations	(69,160)	(223,611)
Net cash flows provided by financing activities of discontinued operations	-	-
Net cash flows used in financing activities	(69,160)	(223,611)
Effect of exchange rate changes on cash	(5,282)	(198)
Net increase in cash and cash equivalents	76,619	109,533
Less increase in cash and cash equivalents of discontinued operations	1,071	64
Increase in cash and cash equivalents of continuing operations	75,548	109,469
Cash and cash equivalents at beginning of period	275,709	214,668
Cash and cash equivalents at end of period	$351,257	$324,137

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 – Interim Financial Data, Description of Business and Summary of Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of management of Omnicare, Inc., the interim data includes all adjustments (which include only normal adjustments, except as described in the “Debt”, “Restructuring and Other Related Charges”, “Goodwill and Other Intangible Assets”, “Employee Benefit Plans”, “Commitments and Contingencies” and “Separation Costs” notes) considered necessary for a fair statement of the consolidated results of operations, financial position and cash flows of Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”).  These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Omnicare’s 2009 Annual Report”) and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings.  The Company discontinued a component of its pharmacy services business (see “Discontinued Operations” note).  All amounts disclosed in the Consolidated Financial Statements and related notes are presented on a continuing operations basis unless otherwise stated.

Description of Business and Significant Accounting Policies

The Company’s description of business and significant accounting policies have been disclosed in Omnicare’s 2009 Annual Report.  As previously stated, these financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Omnicare’s 2009 Annual Report and any applicable updates contained in the Company’s periodic quarterly SEC filings, including those prepared below.

Concentration of Risk

The prescription drug benefit under Medicare Part D (“Part D”) became effective on January 1, 2006.  As a result, providers of long-term care pharmacy services, including Omnicare, experienced a significant shift in payor mix beginning in 2006.  Approximately 44% of the Company’s revenues in the nine months ended September 30, 2010 were generated under Part D.  The Company estimates that approximately 25% of these Part D revenues during the nine months ended September 30, 2010 relate to patients enrolled in Part D prescription drug plans sponsored by UnitedHealth Group, Inc. and its affiliates (“United”).  United and a small number of other Part D Plan sponsors and pharmaceutical benefit managers reimburse a significant portion of the Company’s Part D revenues.  The remainder of Omnicare’s billings are paid or reimbursed primarily by long-term care facilities (including revenues for residents funded under Medicare Part A) and other third party payors, including private insurers, state Medicaid programs, as well as individual residents.  Prior to the implementation of Part D, most of the Part D residents served by the Company were reimbursed under state Medicaid programs and, to a lesser extent, private pay sources.

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

The Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan.  The Company entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees.  The Company continues to have ongoing discussions with Part D Plans and renegotiates these agreements in the ordinary course of business.  If such negotiations are unsuccessful, the agreement could be terminated or expire, in which case the Company may not be successful in obtaining reimbursement from the given Part D Plan.  Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans or Part D Plan consolidation.  As such, reimbursement under these agreements is subject to change.  Moreover, certain administrative and payment issues have arisen resulting in higher operating expenses and accounts receivable, particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries.  As of September 30, 2010, gross copays outstanding from Part D Plans were approximately $15 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D Plans, to collect outstanding copays, as well as certain rejected claims.

On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company.  Specifically, approximately $85 million (excluding interest) is owed to the Company by this group of customers as of September 30, 2010, of which approximately $79 million is past-due based on applicable payment terms.  In the third quarter of 2010, the Company reached a preliminary settlement with this group of its customers and, as a result, recorded a charge of approximately $23.1 million which is included in the “Settlement, litigation and other related charges” of the Consolidated Statements of Income.

Until these administrative and payment issues relating to Part D as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

Omnicare maintains amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and the Company has not experienced any losses on such deposits.

Inventories

The Company receives discounts, rebates and/or other price concessions (“Discounts”) relating to purchases from its suppliers and vendors.  When recognizing the related receivables associated with the Discounts, Omnicare accounts for these Discounts as a reduction of cost of goods sold and inventories.  The Company records its estimates of Discounts earned during the period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of applicable arrangements, and to authoritative guidance relating to customer payments and incentives.  Receivables related to Discounts are regularly adjusted based on the best available information, and to actual amounts as cash is received and the applicable arrangements are settled.

Fair Value

The authoritative guidance for fair value measurements defines a hierarchy that prioritizes the inputs in fair value measurements.  “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities.  “Level 2” measurements use significant other observable inputs.  “Level 3” measurements use significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.  The assets, as further described in detail at the “Fair Value” note of the Notes to Consolidated Financial Statements in Omnicare’s 2009 Annual Report, measured at fair value as of September 30, 2010 and December 31, 2009 were as follows:

		Based on
		Quoted Prices	Other
	Fair Value at	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Rabbi trust assets	$99,755	$99,755	$-	$-
7.75% Interest rate swap
agreement - fair value hedge (1)	28,860	-	28,860	-
Derivatives	-	-	-	-
Total	$128,615	$99,755	$28,860	$-

		Based on
		Quoted Prices	Other
	Fair Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Rabbi trust assets	$133,040	$133,040	$-	$-
6.125% Interest rate swap
agreement - fair value hedge (2)	3,595	-	3,595	-
Derivatives	-	-	-	-
Total	$136,635	$133,040	$3,595	$-

(1)
In connection with its offering of $400 million aggregated principal amount of 7.75% Senior Subordinated Notes due 2020 (the “7.75% Senior Notes”), the Company entered into an interest rate swap agreement with respect to all $400 million of the aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreement”).  The 7.75% Swap Agreement hedges against exposure to long-term U.S. dollar interest rates, and is designated and accounted for as a fair value hedge.  Accordingly, changes in the fair value of the 7.75% Swap Agreement are offset by changes in the recorded carrying value of the related 7.75% Senior Notes.  The fair value of the 7.75% Swap Agreement is recorded in “Other noncurrent assets” or “Other noncurrent liabilities” on the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 7.75% Senior Notes.  The fair value of over-the-counter derivative instruments, such as the Company’s interest rate swap, can be modeled for valuation using a variety of techniques.  The Company’s interest rate swap is valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread.  As such, the swap is categorized within Level 2 of the hierarchy.

(2)
In the second quarter of 2010, the counterparties to the interest rate swap agreement on the $250 million 6.125% Senior Subordinated Notes (the “6.125% Swap Agreement”) notified the Company that they were terminating the swap agreement effective June 1, 2010.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	September 30, 2010		December 31, 2009
Financial Instrument	Book Value	Fair Value	Book Value	Fair Value
6.125% senior subordinated notes, due 2013, gross	$250,000	$251,600	$250,000	$248,000
6.75% senior subordinated notes, due 2013	-	-	225,000	219,500
6.875% senior subordinated notes, due 2015	525,000	530,300	525,000	528,500
7.75% senior subordinated notes, due 2020, gross	400,000	410,000	-	-
4.00% junior subordinated convertible debentures, due 2033
Carrying value	200,713	-	199,071	-
Unamortized debt discount	144,287	-	145,929	-
Principal amount	345,000	255,400	345,000	254,400
3.25% convertible senior debentures, due 2035
Carrying value	793,897	-	773,120	-
Unamortized debt discount	183,603	-	204,380	-
Principal amount	977,500	841,900	977,500	801,600

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) balances at September 30, 2010 and December 31, 2009, net of applicable tax benefits of ($1.4) million and $21.5 million, respectively, by component and in the aggregate, follow (in thousands):

	September 30,	December 31,
	2010	2009
Cumulative foreign currency translation adjustments	$14,822	$19,046
Unrealized gain on fair value of investments	4,412	73
Pension and postemployment benefits (Note 7)	(2,004)	(34,459)
Total accumulated other comprehensive income (loss), net	$17,230	$(15,340)

Income Taxes

The effective income tax rate was 13.3% and 631.4% for the three and nine months ended September 30, 2010, respectively, as compared to the rate of 18.5% and 33.7%, respectively, for the same prior-year periods.  The year-over-year change in the effective tax rate is largely due to certain non deductible expense, primarily related to the goodwill impairment charge recorded in the third quarter of 2010 and a larger reduction of income tax expense in the 2009 versus 2010 periods relating to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations.

Common Stock Repurchase Program

On May 3, 2010, Omnicare announced that in conjunction with its second quarter 2010 refinancing (as described in the “Debt” note of these financial statements), the Company’s Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million, depending on market conditions and other factors.  In the nine months ended September 30, 2010, the Company repurchased approximately 3.7 million shares at an aggregate cost of approximately $83 million.  Accordingly, the Company had approximately $117 million of share repurchase authority remaining as of September 30, 2010.

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

Evaluation of Subsequent Events

The Company evaluated subsequent events through the date the Consolidated Financial Statements were issued.  No matters were identified that would materially impact the Company’s Consolidated Financial Statements or require disclosure.

Note 2 – Discontinued Operations

In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  In the quarter ended September 30, 2010, Omnicare reached an agreement to acquire substantially all of the assets of Walgreens’ long-term care pharmacy business.  In exchange, Walgreens will acquire substantially all of the assets of Omnicare’s home infusion business, part of the disposal group.  Closing of this transaction, which is subject to regulatory approval and other conditions, is expected to occur in the fourth quarter of 2010.  Also, in the third quarter of 2010, the Company entered into a letter of intent regarding its disposition of the durable medical equipment (“DME”) portion of the disposal group.  The Company currently intends to close the DME transaction in the fourth quarter of 2010, subject to certain applicable approvals.

The results from operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  Selected financial information related to the discontinued operations of this disposal group for the three and nine months ended September 30, 2010 and 2009 follows:

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$14,279	$18,388	$43,912	$59,661
Loss from operations of disposal group, pretax	(2,445)	(10,107)	(10,357)	(14,329)
Income tax benefit	825	3,876	3,971	5,554
Loss from operations of disposal group, aftertax	(1,620)	(6,231)	(6,386)	(8,775)
Impairment charge, pretax	-	-	(10,343)	(14,492)
Income tax benefit on impairment charge	-	-	1,859	2,427
Impairment charge, aftertax	-	-	(8,484)	(12,065)
Loss from discontinued operations, aftertax	$(1,620)	$(6,231)	$(14,870)	$(20,840)

For the nine months ended September 30, 2010 and 2009, the disposal group recorded an impairment charge of approximately $10.3 million and $14.5 million, respectively, to reduce the carrying value of the disposal group to fair value as of September 30, 2010 and 2009.  The net assets held for sale of the disposal group are required to be measured at fair value for periods subsequent to July 1, 2009.  The fair values were based on a market approach utilizing both selected guideline public companies and comparable industry transactions, which would be considered “Level 2” inputs within the fair value hierarchy.  The fair value amount is estimated, is reviewed quarterly and will be finalized once disposition of the disposal group has been completed.  See the “Fair Value” note of the Notes to the Consolidated Financial Statements in Omnicare’s 2009 Annual Report for further discussion on the fair value hierarchy.

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

In the three and nine months ended September 30, 2010, the Company incurred acquisition and other related (credits)/costs of approximately $3.9 million and $4.0 million, respectively, and approximately $(0.6) million and $2.2 million during the three and nine months ended September 30, 2009, respectively, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions completed during the 2010 and 2009 periods, which were offset by a reduction of the Company’s original estimate of contingent consideration payable for certain acquisitions.

During the first nine months of 2010, Omnicare completed three acquisitions of businesses in the Pharmacy Services segment, none of which were, individually or in the aggregate, significant to the Company.  Included in the three acquisitions was the previously announced acquisition of Continuing Care Rx, an institutional pharmacy provider serving long-term care and correctional facilities comprising approximately 44,000 beds in 8 states at the time of the acquisition.  Acquisitions of businesses required outlays of $111.5 million (including amounts payable pursuant to acquisition agreements relating to pre-2010 acquisitions) in the nine months ended September 30, 2010.  The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.  The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions and, accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change.  The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 4 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2010, by business segment, are as follows (in thousands):

	Pharmacy	CRO
	Services	Services	Total
Balance as of December 31, 2009
Goodwill	$4,181,492	$92,203	$4,273,695
Accumulated impairment losses	-	-	-
Goodwill, net of impairment	4,181,492	92,203	4,273,695

Goodwill acquired in the nine months
ended September 30, 2010	56,938	-	56,938
Impairment losses	-	(90,628)	(90,628)
Other	1,751	(1,575)	176

Balances as of September 30, 2010
Goodwill	4,240,181	90,628	4,330,809
Accumulated impairment losses	-	(90,628)	(90,628)
Goodwill, net of impairment	$4,240,181	$-	$4,240,181

Goodwill is reviewed at the reporting unit level for impairment using a fair value based approach at least annually or between annual tests if events occur or circumstances indicate there may be an impairment.

Adverse conditions in the Contract Research Organization (“CRO”) market have led to lower than anticipated levels of new business being added as well as early project terminations by clients and client-driven delays in the commencement of certain projects resulting in lower than expected operating profits and cash flows for this business.  Management anticipated a turnaround in its CRO Services business in the third quarter of 2010 based on various restructuring activities enacted in late 2009 and during the first half of 2010 (e.g., reductions-in-force, location consolidation, etc.).  Based on the unanticipated continuation of the decline in operating performance during the third quarter of 2010, coupled with the revised outlook, the Company’s earnings outlook for the CRO business has been reduced.  As a result, the Company determined it was required to perform an interim impairment test with respect to goodwill and certain other intangible assets related to its CRO Services reporting unit outside of its normal fourth quarter test period.

The goodwill impairment test involves a two-step process.  The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired.  If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment.  The second step requires the Company to calculate an implied fair value of goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

The Company estimated the fair value of the CRO reporting  unit in step one based on discounted cash flows as well as a market approach that compared the reporting unit's earnings and revenue multiples to those of comparable public companies.  The reporting unit's discounted cash flows required significant management judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate.  Utilizing the Company's weighted average cost of capital as the discount rate for the discounted cash flows and median revenue and earnings multiples of comparable public companies under the market approach resulted in a fair value less than the Company's carrying value.

The second step required the Company to allocate the fair value of the CRO reporting unit that failed the first step test to the fair value of the reporting unit's net assets.  The Company calculated the fair values of the reporting unit's net assets, with assistance from a third party valuation firm in the determination of fair values for significant tangible and intangible assets.  All Company-specific data and analytics, including estimates and assumptions, used in the valuations prepared by the third party valuation firm were either prepared or validated by the Company.  Management takes responsibility for this data and the ultimate results of the valuation work including the final fair values assigned to the reporting unit.   Based on  the results of the step two process, the Company recorded a goodwill impairment charge of approximately $91 million during the third quarter 2010.

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

The decrease in the September 30, 2010 net carrying amount of the Company’s other identifiable intangible assets on the Consolidated Balance Sheets of approximately $7 million from December 31, 2009 primarily relates to amortization expense recorded during the nine-month period, partially offset by increases due to customer relationship assets and non-compete agreements associated with recent acquisitions, which have a weighted-average life of approximately 9 years.

Note 5 – Debt

A summary of debt follows (in thousands):

	September 30,	December 31,
	2010	2009
Revolving loans (see below)	$-	$-
Senior term A loan, due 2010	-	125,000
6.125% senior subordinated notes, due 2013 (see below)	250,000	250,000
6.75% senior subordinated notes, due 2013 (see below)	-	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
7.75% senior subordinated notes, due 2020 (see below)	400,000	-
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	977,500	977,500
Capitalized lease and other debt obligations	10,275	6,524
Subtotal	2,507,775	2,454,024
Add interest rate swap agreements (see below)	28,860	3,595
(Subtract) unamortized debt discount	(327,890)	(350,309)
(Subtract) current portion of debt	(2,672)	(127,071)
Total long-term debt, net	$2,206,073	$1,980,239

Revolving loans
On May 18, 2010, the Company entered into a $400 million senior secured revolving credit facility, maturing on May 18, 2015 (the “Revolving Credit Facility”).  The Revolving Credit Facility includes letter of credit and swingline sublimits and is available up to the lesser of $400 million and a borrowing base of 50% of the Company’s accounts receivable, subject to certain eligibility criteria.  There are approximately $0.6 million of letters of credit currently outstanding which have been deemed to be letters of credit issued under the Revolving Credit Facility.  The interest rate applicable to the Revolving Credit Facility will be, at the Company’s option, a floating base rate, plus an applicable margin, or the London interbank offered rate (or LIBOR), plus an applicable margin.  Initially, the applicable margins will be set at 2.00% with respect to floating base rate loans and 3.00% with respect to LIBOR loans.  The applicable margins for the Revolving Credit Facility may increase or decrease based on the Company’s consolidated total leverage ratio as specified in the Revolving Credit Facility.  The Revolving Credit Facility is guaranteed by the Company’s subsidiaries, subject to certain exceptions, and secured by substantially all of the Company’s and the guarantors’ accounts receivable.  The Revolving Credit Facility contains certain financial covenants requiring maintenance of certain fixed charge coverage and leverage ratios, and customary affirmative and negative covenants.  The Company was in compliance with these covenants as of September 30, 2010.  In connection with entering into the Revolving Credit Facility, the Company deferred $8.9 million in debt issuance costs, of which approximately $0.4 million and $0.7 million was amortized to expense in the three and nine months ended September 30, 2010, respectively.

On May 18, 2010, in connection with entering into the new Revolving Credit Facility, the Company’s existing credit agreement, dated as of July 28, 2005, (the “2005 Credit Facility”), was terminated.  All amounts outstanding under the senior term A loan component of the 2005 Credit Facility were paid off on May 18, 2010, and the $800 million revolving credit facility component of the 2005 Credit Facility was terminated.  In connection with the termination of the 2005 Credit Facility, the Company wrote off the remaining debt issuance costs of approximately $0.1 million, which was recorded in interest expense for the nine months ended September 30, 2010.  The 2005 Credit Facility was scheduled to mature on July 28, 2010.

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

6.75% Senior Subordinated Notes Due 2013
On May 3, 2010, Omnicare commenced a tender offer (the “Tender Offer”) for cash to purchase any and all of the $225 million outstanding principal amount of its 6.75% Senior Subordinated Notes due 2013 (the “6.75% Senior Notes”) and solicited consents to effect certain proposed amendments to the indenture governing the 6.75% Senior Notes.  On May 20, 2010, Omnicare purchased approximately $217 million aggregate principal amount of its outstanding 6.75% Senior Notes (approximately 96% of the total outstanding principal amount) pursuant to the tender offer.  Total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of the 6.75% Senior Notes was $1,033.75, which included a $30 early tender payment.  On June 1, 2010, Omnicare called for redemption the 6.75% Senior Notes that remained outstanding following the tender offer at a redemption price of 103.375% per $1,000 principal amount, plus accrued and unpaid interest to but not including the redemption date.  The redemption was completed on July 1, 2010.

In connection with the purchase of the 6.75% Senior Notes, the Company incurred early redemption fees of $7.6 million and the write-off of debt issuance costs of $1.9 million, both of which were recorded in interest expense for the nine months ended September 30, 2010.  Additionally, the Company incurred approximately $0.4 million of professional fees associated with the purchase of the 6.75% Senior Notes, which were recorded in selling, general and administrative expenses of the nine months ended September 30, 2010.

7.75% Senior Subordinated Notes Due 2020
On May 18, 2010, Omnicare, Inc. completed its offering of the 7.75% Senior Notes.  In connection with the issuance of the 7.75% Senior Notes, the Company deferred $10.8 million in debt issuance costs, of which approximately $0.3 million and $0.4 million was amortized to expense in the three and nine months ended September 30, 2010, respectively.  The 7.75% Senior Notes contain certain restrictive covenants and events of default customary for such instruments.  The 7.75% Senior Notes are guaranteed by the Company’s subsidiaries, subject to certain exceptions.

In connection with its offering of the 7.75% Senior Notes, the Company entered into the 7.75% Swap Agreement.  Under the 7.75% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 3.87%.  The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June.  The Company records interest expense on the 7.75% Senior Notes at the floating rate.  The estimated LIBOR-based floating rate (including the 3.87% spread) was 4.33% as of September 30, 2010.  The 7.75% Swap Agreement, which matches the terms of the 7.75% Senior Notes, is designated and accounted for as a fair value hedge.  Accordingly,  changes in the fair value of the 7.75% Swap Agreement are offset by changes in the recorded carrying value of the related 7.75% Senior Notes.  The fair value of the 7.75% Swap Agreement, approximately $28.9 million at September 30, 2010, is recorded in “Other noncurrent assets” or “Other noncurrent liabilities” on the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 7.75% Senior Notes.

The Company’s debt instruments, including related terms and certain financial covenants as well as a description of Omnicare’s Credit Agreement, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s 2009 Annual Report, except where modified above.

At September 30, 2010, there was no outstanding balance under the Company’s Revolving Credit Facility.  The Company repaid the remaining $125 million on the Company’s senior term A loan facility, maturing on July 28, 2010, during the nine months ended September 30, 2010.  As of September 30, 2010, the Company had approximately $22 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.  The Company amortized to expense approximately $1.7 million and $1.3 million of deferred debt issuance costs during the three months ended September 30, 2010 and 2009, respectively, and $6.4 million and $4.2 million during the nine months ended September 30, 2010 and 2009, respectively, including the amounts disclosed separately above for the 2010 period.

The Company has two convertible debentures, the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”) and its 3.25% convertible senior debentures, due 2035 (with optional repurchase right, at par, of holders on December 15, 2015) (“3.25% Convertible Debentures”).  For further description of the Company’s convertible debt see the “Debt” note of the “Notes to Consolidated Financial Statements” in Omnicare’s 2009 Annual Report.  Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The carrying amounts of the Company’s convertible debt and related equity balances, are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Carrying value of equity component	$441,318	$441,318

Principal amount of convertible debt	$1,322,500	$1,322,500
Unamortized debt discount	(327,890)	(350,309)
Net carrying value of convertible debt	$994,610	$972,191

As of September 30, 2010, the remaining amortization period for the debt discount was approximately 22.75 and 5.25 years for the 4.00% Convertible Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the 4.00% Convertible Debentures and the 3.25% Convertible Debentures were 8.01% and 7.625%, respectively.

Note 6 – Stock-Based Compensation

At September 30, 2010, the Company had four stock-based employee compensation plans under which incentive awards were outstanding, which are described in further detail at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements in Omnicare’s 2009 Annual Report.  Omnicare believes that the incentive awards issued under these plans serve to better align the interests of its employees with those of its stockholders.  As further described in Omnicare’s 2009 Annual Report, non-vested stock awards are granted to key employees at the discretion of the Compensation and Incentive Committee of the Board of Directors.

Total pretax stock-based compensation expense recognized in the Consolidated Statements of Income for stock options and stock awards for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2010	2009	2010	2009
Stock awards	$20,224	$4,771	$29,439	$15,422
Stock options	2,167	1,299	4,742	3,950
Total stock-based compensation expense	$22,391	$6,070	$34,181	$19,372

Included in the stock awards and stock options expense above for the three and nine months ended September 30, 2010 is approximately $15.9 million and $1.2 million, respectively, of expense relating to separation costs.  See additional information at the “Separation Costs” note.  The remainder of the stock-based compensation expense is included in selling, general and administrative expense.

The assumptions used to value stock options granted during the periods ended September 30, 2010 and 2009 are as follows:

	2010	2009
Expected volatility	35.2%	35.3%
Risk-free interest rate	1.6%	2.9%
Expected dividend yield	0.6%	0.4%
Expected term of options (in years)	4.9	4.7

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average fair value per option	$6.47	$7.98	$7.00	$8.69

The summary of stock option activity under the plans for the nine months ended September 30, 2010, is presented below (in thousands, except exercise price and term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	6,323	$32.50
Options granted	93	26.09
Options exercised	(357)	16.66
Options forfeited	(617)	33.84
Options outstanding, end of period	5,442	$33.28	2.7	$2,699
Options exercisable, end of period	4,815	$34.04	2.1	$2,474

The total exercise date intrinsic value of options exercised during the nine months ended September 30, 2010 was $3.6 million.

The summary of non-vested restricted stock awards for the nine months ended September 30, 2010 is presented below (in thousands, except grant price data):

		Weighted-
		Average
		Grant Date
	Shares	Price
Non-vested shares, beginning of period	2,595	$29.52
Shares awarded	203	23.94
Shares vested	(1,191)	31.20
Shares forfeited	(203)	28.59
Non-vested shares, end of period	1,404	$27.41

As of September 30, 2010, there was approximately $35 million of total unrecognized compensation cost related to non-vested stock awards and stock options granted to Omnicare employees, which is expected to be recognized as expense prospectively over a remaining weighted-average period of approximately five years.  The total grant date fair value of shares vested during the nine months ended September 30, 2010 related to stock awards and stock options was approximately $39.2 million.

Note 7 – Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds, as further described in Omnicare’s 2009 Annual Report.  Expense relating primarily to the Company’s matching contributions for these defined contribution plans was $1.4 million and $4.3 million for the three and nine months ended September 30, 2010, respectively,  and $1.6 million and $5.2 million for the three and nine months ended September 30, 2009, respectively.

The Company also has certain other benefit plans, as further described in Omnicare’s 2009 Annual Report.  The following table presents the components of net periodic pension cost and benefit plan termination and related costs for all pension plans for the three and nine months ended September 30, 2010 and 2009 (pretax, in thousands):

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$379	$375	$2,226	$1,124
Interest cost	585	1,499	3,264	4,497
Amortization of deferred amounts
(primarily prior actuarial losses)	863	250	4,799	750
Return on assets	(56)	(60)	(168)	(180)
Net periodic pension costs	1,771	2,064	10,121	6,191
Benefit plan termination and related costs (see below)	25,187	-	25,187	-
Net periodic pension costs and benefit
plan termination costs	$26,958	$2,064	$35,308	$6,191

Plan curtailment
As a result of plan curtailments, the projected benefit obligation of the Excess Benefit Plan was remeasured as of July 31, 2010 and September 30, 2010, resulting in a pretax increase to other comprehensive income of approximately $23.3 million during the third quarter of 2010.

Benefit plan termination and related costs
On September 30, 2010, the Company terminated the defined benefit portion of its Excess Benefit Plan (“the Plan”) which was not a qualified plan under the Internal Revenue Code of 1986, as amended.  As a result of the termination, each active participant’s terminated plan liability was determined, based primarily on the participant’s compensation and duration of employment, as of September 30, 2010.  Partial payments were made to non-active participants through September 30, 2010, with remaining payments to be made at varying times spanning through September 2012.  As a result of the Plan termination, the Company recognized a one-time charge to expense of approximately $25 million for benefit plan termination and related costs, primarily comprised of the recognition of previously deferred actuarial losses.

As of September 30, 2010, the Company had $86 million in notes payables remaining to participants, recorded in “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.  These notes payables were fully funded as of September 30, 2010 with rabbi trust assets, having a fair value of approximately $100 million, invested for the purpose of satisfying these obligations.

Approximately $47 million of payments were made during the third quarter 2010 to three former executives (Joel F. Gemunder, Cheryl D. Hodges and Patrick E. Keefe) relating to the Plan (using funds upon the liquidation of a portion of the rabbi trust assets).  Notes payables related to these three individuals of approximately $77 million remain as of September 30, 2010 (included in the aforementioned $86 million), and it is currently anticipated that the remaining liabilities at September 30, 2010 will be paid out to the respective individuals through February 2011.  In addition, per the related separation agreements, Mr. Gemunder and Ms. Hodges will earn interest on their unpaid benefit plan amounts at a rate of 8.75% per annum until the final payments are made in February 2011.

It is anticipated that the impact of the remaining benefit plan related payments will not be significant to the Company's operating cash flows as these obligations have been funded with rabbi trust assets, as separately reflected on the Consolidated Balance Sheets.  In connection with funding the initial pension benefit payments to Mr. Gemunder, Ms. Hodges and Mr. Keefe in the third quarter of 2010, the Company recorded a gain of approximately $3.2 million on rabbi trust assets liquidated to make the payments.  This gain was recorded as investment income on the Consolidated Income Statement.

Qualified plan
As of September 30, 2010, the remaining pension plan is a qualified defined benefit plan, as further described in Omnicare’s 2009 Annual Report, and has liabilities totaling approximately $2.4 million, which are fully funded with an irrevocable trust.  The remaining defined benefit plan liabilities are the projected benefit obligation to be paid based upon services through retirement.

Note 8 – Earnings (Loss) Per Share Data

Basic earnings (loss) per share are computed based on the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive effect of stock options, warrants and restricted stock awards, as well as convertible debentures, unless anti-dilutive (see further discussion below).  The following is a reconciliation of the basic and diluted earnings (loss) per share (“EPS”) computations for both the numerator and denominator in thousands, except per share data):

	Three months ended September 30,
			Per
		Common	Common
	Income	Shares	Share
2010:	(Numerator)	(Denominator)	Amounts
Basic EPS
Loss from continuing operations	$(101,646)		$(0.88)
Loss from discontinued operations	(1,620)		(0.01)
Net loss	(103,266)	115,554	$(0.89)
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	-	-
Stock options, warrants and awards	-	-
Diluted EPS
Loss from continuing operations	(101,646)		$(0.88)
Loss from discontinued operations	(1,620)		(0.01)
Net loss	$(103,266)	115,554	$(0.89)

2009:
Basic EPS
Income from continuing operations	$78,746		$0.67
Loss from discontinued operations	(6,231)		(0.05)
Net income	72,515	117,598	$0.62
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	71	275
Stock options, warrants and awards	-	272
Diluted EPS
Income from continuing operations plus assumed conversions	78,817		$0.67
Loss from discontinued operations	(6,231)		(0.05)
Net income plus assumed conversions	$72,586	118,145	$0.61

	Nine months ended September 30,
			Per
		Common	Common
	Income	Shares	Share
2010:	(Numerator)	(Denominator)	Amounts
Basic EPS
Income from continuing operations	$(25,945)		$(0.22)
Loss from discontinued operations	(14,870)		(0.13)
Net loss	(40,815)	116,909	$(0.35)
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	-	-
Stock options, warrants and awards	-	-
Diluted EPS
Income from continuing operations plus assumed conversions	(25,945)		$(0.22)
Loss from discontinued operations	(14,870)		(0.13)
Net loss	$(40,815)	116,909	$(0.35)

2009:
Basic EPS
Income from continuing operations	$152,968		$1.31
Loss from discontinued operations	(20,840)		(0.18)
Net income	132,128	116,970	$1.13
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	213	275
Stock options, warrants and awards	-	466
Diluted EPS
Income from continuing operations plus assumed conversions	153,181		$1.30
Loss from discontinued operations	(20,840)		(0.18)
Net income plus assumed conversions	$132,341	117,711	$1.12

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

During the three and nine months ended 2009, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the three months and nine months ended September 30, 2009 totaled 6.4 million and 6.2 million, respectively.  The three and nine months ended September 30, 2010 loss per share has been computed using basic weighted average shares outstanding only, as the impact of the Company’s potentially dilutive instruments was anti-dilutive during these periods, due to the net loss incurred.

Note 9 – Restructuring and Other Related Charges

Omnicare Full Potential Program:

In 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth.  The Omnicare Full Potential Plan optimizes resources across the entire organization through implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model, whereby certain key administrative and production functions have been transferred to regional support centers (“hubs”) specifically designed and managed to perform these tasks, with local pharmacies (“spokes”) focusing on time-sensitive services and customer-facing processes.  Additionally, in connection with this productivity enhancement initiative, the Company also right-sized and consolidated certain CRO operations.

This program is estimated to result in total restructuring and other related charges of approximately $133 million.  As presented in further detail below, the Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $4 million and $17 million during the three and nine months ended September 30, 2010, respectively, and approximately $6 million and $19 million during the three and nine months ended September 30, 2009, respectively, or cumulative aggregate restructuring and other related charges of approximately $129 million through the third quarter of 2010.  The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented.  The Company eliminated approximately 1,200 positions in completing its initial phase of the program.  The completion of the program is estimated to result in an additional net reduction of approximately 1,500 positions (2,200 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 1,450 positions had been eliminated as of September 30, 2010.  The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.  The Company estimates reductions in overtime, excess hours and temporary help, as well as productivity gains, to equal an additional 820 full-time equivalents.

The restructuring charges associated with the overall program primarily include severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.  The other related charges are primarily comprised of professional fees.  Details of the Omnicare Full Potential Plan restructuring and other related charges follow (in thousands):

	Balance at	2010	Utilized	Balance at
	December 31,	Provision/	during	September 30,
Restructuring charges:	2009	Accrual	2010	2010
Employee severance	$3,843	$7,552	$(11,132)	$263
Lease terminations	9,003	4,394	(5,309)	8,088
Other assets, fees and facility exit costs	459	3,247	(3,065)	641
Total restructuring charges	$13,305	15,193	$(19,506)	$8,992

Other related charges		1,658

Total restructuring and other related charges		$16,851

As of September 30, 2010, the Company has made cumulative payments of approximately $36 million of severance and other employee-related costs for the Omnicare Full Potential Plan.  The remaining liabilities at September 30, 2010, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments, severance and professional fees) and will be settled as these matters are finalized.

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

On September 15, 2010, Omnicare entered into settlement agreements, without any finding of wrongdoing or admission of liability, with the State of Michigan, the Commonwealth of Massachusetts and David M. Kammerer ("Relator"), relating to sealed qui tam litigation originally filed by Relator in Ohio federal court in August 2003 and later transferred to Illinois federal court in 2004, captioned United States of America ex rel. Kammerer, et al. v. Omnicare, Inc., Civil Action No. 04-C-2074.  The Company has paid $11.6 million pursuant to the Michigan settlement agreement and $9.45 million pursuant to the Massachusetts settlement agreement to resolve allegations of inappropriate billing, beginning in August 1997, under the states' usual and customary charge provisions.  The United States received $5.48 million of the Michigan settlement and $3.78 million of the Massachusetts settlement. The Company has paid Relator's expenses and attorneys' fees of $385,000.  The Company previously recorded a provision of $24.2 million in the quarter ended June 30, 2010 for anticipated payments to resolve certain regulatory matters with various states, including the aforementioned payments totaling approximately $21 million.  The remaining provision of approximately $3 million relates to a separate unrelated matter with another state, which is still under review.

The settlement agreements provide that the Company cooperated with the states during the investigation of this matter.  The Company denies any wrongdoing and denies the contentions of the states and Relator as set forth in the settlement agreements and the complaint.  Pursuant to the settlement agreements, Michigan, Massachusetts and Relator released the Company from claims relating to the allegations described above, and dismissed with prejudice any and all claims in the qui tam litigation pending in Illinois relating to these allegations.  Further, as part of the settlements, the United States dismissed with prejudice the claims asserted on its behalf in the qui tam action that relate to the Michigan and Massachusetts allegations, and the claims asserted on behalf of all other states in the qui tam action were dismissed without prejudice.

The Company has been informed that, on or about September 13, 2010, a qui tam complaint entitled United States ex rel. Banigan and Templin, et al. v. Organon USA, Inc., Omnicare, Inc. and Pharmerica, Inc., Civil No. 07-12153-RWZ, that was filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court.  The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments.  The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute.  The Company was served with the complaint on October 22, 2010.  The Company has been informed that the U.S. Department of Justice has notified the court that it has declined to intervene in this action.  The Company has not yet seen the court's unsealing order, the notice of declination or any other docket entry in this case.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

The Drug Enforcement Administration ("DEA") is investigating alleged errors and deficiencies in paperwork requirements for controlled substance dispensing at several of the Company's pharmacies in Ohio.  The United States Attorney's Office, Northern District of Ohio ("AUSA"), is conducting an investigation relating to this matter, and may seek monetary penalties.  The AUSA is also conducting a criminal investigation of the Company and several current and former employees in connection with the DEA audits.  The Company is cooperating with these investigations and intends to vigorously defend itself if these matters are pursued.

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, Kenton Circuit, against the members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. On June 21, 2010, defendants filed a motion to dismiss the action in its entirety on the grounds that plaintiff failed to make a pre-suit demand on Omnicare's board prior to filing the case, or to adequately allege that such a demand would have been futile, and that the complaint fails to state a claim upon which relief can be granted.  That motion is now fully briefed and a hearing on the motion is scheduled for December 16, 2010.  The Company believes that the action is without merit and intends to continue to defend itself vigorously.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson (“J&J”), the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between J&J and the Company.  Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products.  On June 28, 2010, J&J and the Company filed motions to dismiss the complaint claiming that plaintiffs failed to state a claim.  In response, plaintiffs agreed to withdraw their complaint and filed an amended complaint on July 21, 2010.  The Company filed a motion to dismiss the amended complaint on October 6, 2010.  A hearing on the motion is scheduled for December 3, 2010.  The Company intends to mount a vigorous defense to the claims, which it believes are without merit.

On January 8, 2010, a qui tam complaint, entitled United States ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court.  The U.S. Department of Justice and the State of Illinois have notified the court that they have declined to intervene in this action.  The complaint was brought by Adam Resnick and Maureen Nehls as private party “qui tam relators” on behalf of the federal government and two state governments.  The relators subsequently amended their complaint and served the Company on July 8, 2010.  The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes.  On September 27, 2010, the Company answered the amended complaint.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court.  The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action.  The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments.  The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges.  Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act.  The Company’s response to the complaint is due on November 1, 2010.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

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

Pursuant to stipulations of dismissal executed in connection with the settlement agreement, the five complaints were dismissed.  As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA have resulted in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief.  The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects.  On April 3, 2006, plaintiffs in the HOD Carriers case formally moved for consolidation and the appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995.  On May 22, 2006, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed.  On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories.  On October 31, 2006, plaintiffs moved for leave to file a second amended complaint, which was granted on January 26, 2007, on the condition that no further amendments would be permitted absent extraordinary circumstances.  Plaintiffs thereafter filed their second amended complaint on January 29, 2007.  The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves.  The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, claiming that plaintiffs had failed adequately to plead loss causation, scienter or any actionable misstatement or omission.  That motion was fully briefed as of May 1, 2007.  In response to certain arguments relating to the individual claims of the named plaintiffs that were raised in defendants’ pending motion to dismiss, plaintiffs filed a motion to add, or in the alternative, to intervene an additional named plaintiff, Alaska Electrical Pension Fund, on July 27, 2007.  On October 12, 2007, the court issued an opinion and order dismissing the case and denying plaintiffs’ motion to add an additional named plaintiff.  On November 9, 2007, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit with respect to the dismissal of their case.  Oral argument was held on September 18, 2008.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, as well as affirming the denial of Alaskan Electrical Pension Fund’s motion to intervene.  However, the appellate court reversed the dismissal of the claim brought for violation of Section 11 of the Securities Act of 1933, remanding the case to the district court for further proceedings, including application of the rule requiring plaintiffs to allege fraud with particularity to their Section 11 claim.  On November 3, 2009, plaintiffs filed a motion in the Court of Appeals seeking a rehearing or a rehearing en banc with respect to a single aspect of the Court's decision, namely, whether the federal rule requiring pleading with particularity should apply to their claim under Section 11 of the Securities Act.  On December 16, 2009, that petition was denied, and on January 13, 2010, that Court issued its mandate by which the Section 11 claim was remanded to the district court for further proceedings consistent with the decision and order of October 21, 2009.  At a conference on March 4, 2010, the district court stayed further proceedings pending the resolution of plaintiffs’ anticipated petition to the U. S. Supreme Court for a writ of certiorari.  Plaintiffs filed their petition for a writ of certiorari on May 14, 2010.  The petition is now fully briefed and awaiting determination.  On October 4, 2010, the U.S. Supreme Court invited the Solicitor General to file a brief expressing the views of the United States with respect to the petition.

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

The Company believes the above-described purported class and derivative actions are without merit and will continue to vigorously defend against them.

The three and nine months ended September 30, 2010 included charges of $36.7 million and $71.6 million, respectively, and approximately $1.7 million and $71.8 million for the three and nine months ended September 30, 2009, respectively, reflected in “Settlement, litigation and other related charges” of the Consolidated Statements of Income, primarily for estimated litigation-related settlements and professional expenses for resolution of certain regulatory matters with various states (including the Michigan and Massachusetts qui tams), certain large customer disputes (including a $23.1 million charge in the third quarter of 2010 relating to the anticipated resolution of these matters – see the “Interim Financial Data, Description of Business and Summary of Significant Accounting Policies” note); costs associated with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts; the Company’s lawsuit against United; the investigation by the federal government and certain states relating to drug substitutions; and purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in ”Settlement, litigation and other related charges” of the Consolidated Statements of Income.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  As a precautionary measure, the Company voluntarily and temporarily suspended operations at this facility.  During the time that this facility was closed, the Company conducted certain environmental tests at the facility.  Based on the results of these tests, which showed very low levels of beta lactam residue, and the time and expense associated with completing the necessary remediation procedures, as well as the short remaining term on the lease for the current facility, the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters (as defined below) and certain billing issues.  The Company continues to work to address and resolve certain remaining issues, and fully restore centralized repackaging to its original levels.  In order to replace the capacity of this facility, the Company ramped-up production in its other repackaging facility, as well as onsite in its individual pharmacies.  Further, in order to replace the repackaging capacity of the closed facility, on February 27, 2007, Omnicare entered into an agreement for the Repackaging Services division of Cardinal Health to serve as the contract repackager for pharmaceutical volumes previously repackaged at the closed facility.  The agreement initially extends through October 2010.  As a result, the Company has been and continues to be able to meet the needs of all of its client facilities and their residents.  Addressing these issues served to increase costs and, as a result, the three months ended September 30, 2010 included special charges (credits) of approximately $(3.0) million (approximately $(2.8) million and approximately $(0.2) million was recorded in cost of sales and operating expenses of the Consolidated Statements of Income, respectively) for additional costs (credits) precipitated by the quality control, product recall and fire damage issues at this facility (“Repack Matters”).  Further, included in the 2010 periods is a credit for the recovery of $3.6 million of previously reported costs.  The associated costs (credit) for the nine months ended September 30, 2010 totaled $(1.1) million ($(1.9) million and $0.8  million was recorded in cost of sales and operating expenses of the Consolidated Statements of Income, respectively).  The three months ended September 30, 2009 included special charges of approximately $2.0 million (approximately $1.8 million and approximately $0.3 million was recorded in cost of sales and operating expenses of the Consolidated Statements of Income, respectively for additional costs precipitated by the Repack Matters.  The associated costs for the nine months ended September 30, 2009 totaled $5.2 million ($3.7 million and $1.5 million was recorded in cost of sales and operating expenses of the Consolidated Statements of Income, respectively).  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of September 30, 2010, the Company has received approximately $13.1 million in insurance recoveries.

Although the Company cannot know with certainty the ultimate outcome of the matters described in the preceding paragraphs other than as disclosed, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows or, in the case of the Repack Matters and other billing matters, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges previously recorded by the Company.

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

Note 11 – Segment Information

Based on the “management approach,” Omnicare has two reportable segments.  The Company’s larger reportable segment is Pharmacy Services.  Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals.  The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at September 30, 2010.  The Company’s other reportable segment is CRO Services, which provides comprehensive product development and research services to client companies in pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries in 32 countries around the world at September 30, 2010, including the United States.  Where applicable, operating segments have been aggregated giving consideration to the management approach.

The table below presents information about the segments as of and for the three and nine months ended September 30, 2010 and 2009, and should be read in conjunction with the paragraph that follows (in thousands):

	Three months ended September 30,
	Pharmacy	CRO	Corporate and	Consolidated
2010:	Services	Services	Consolidating	Totals
Net sales	$1,518,042	$26,403	$-	$1,544,445
Depreciation and amortization expense	(18,978)	(471)	(31,502)	(50,951)
Restructuring and other related charges	(2,472)	(997)	(863)	(4,332)
Settlement, litigation and other related charges	(36,731)	-	-	(36,731)
Repack matters	2,997	-	-	2,997
Acquisition and other related costs	(3,915)	-	-	(3,915)
Separation costs	-	-	(39,573)	(39,573)
Benefit plan termination and related costs	-	-	(25,187)	(25,187)
Goodwill impairment charge	-	(90,628)	-	(90,628)
Operating income (loss) from continuing operations	96,900	(94,398)	(85,295)	(82,793)
Total assets	6,742,228	72,023	533,793	7,348,044
Capital expenditures	(6,576)	(128)	(220)	(6,924)

2009:
Net sales	$1,507,031	$36,870	$-	$1,543,901
Depreciation and amortization expense	(19,455)	(526)	(14,023)	(34,004)
Restructuring and other related charges	(2,448)	(2,622)	(1,225)	(6,295)
Settlement, litigation and other related charges	(1,739)	-	-	(1,739)
Repack matters	(2,032)	-	-	(2,032)
Acquisition and other related costs	632	-	-	632
Operating income (loss) from continuing operations	158,814	(1,959)	(24,826)	132,029
Total assets	6,726,811	167,875	497,214	7,391,900
Capital expenditures	(10,227)	(571)	(153)	(10,951)

	Nine months ended September 30,
	Pharmacy	CRO	Corporate and	Consolidated
2010:	Services	Services	Consolidating	Totals
Net sales	$4,504,304	$83,496	$-	$4,587,800
Depreciation and amortization expense	(57,208)	(1,398)	(61,179)	(119,785)
Restructuring and other related charges	(7,031)	(6,522)	(3,298)	(16,851)
Settlement, litigation and other related charges	(71,598)	-	-	(71,598)
Repack matters	1,117	-	-	1,117
Acquisition and other related costs	(3,978)	-	-	(3,978)
Separation costs	-	-	(39,573)	(39,573)
Benefit plan termination and related costs	-	-	(25,187)	(25,187)
Goodwill impairment charge	-	(90,628)	-	(90,628)
Operating income (loss) from continuing operations	358,459	(103,376)	(135,349)	119,734
Total assets	6,742,228	72,023	533,793	7,348,044
Capital expenditures	(17,746)	(304)	(552)	(18,602)

2009:
Net sales	$4,504,097	$122,416	$-	$4,626,513
Depreciation and amortization expense	(61,682)	(1,469)	(42,206)	(105,357)
Restructuring and other related charges	(13,207)	(3,327)	(2,561)	(19,095)
Settlement, litigation and other related charges	(71,761)	-	-	(71,761)
Repack matters	(5,221)	-	-	(5,221)
Acquisition and other related costs	(2,218)	-	-	(2,218)
Operating income (loss) from continuing operations	409,553	2,000	(73,924)	337,629
Total assets	6,726,811	167,875	497,214	7,391,900
Capital expenditures	(24,002)	(1,313)	(951)	(26,266)

In the  third quarter of 2010 the Company recorded a goodwill impairment charge of approximately $91 million to write off the goodwill in the CRO Services segment.  See additional information regarding impairment at the “Goodwill and Other Intangible Assets” note.

Omnicare included in its reported CRO segment net sales amount, for the three and nine month periods ended September 30, 2010, reimbursable out-of-pockets totaling $3.7 million and $10.9 million, respectively and $3.4 million and $14.3 million for the three and nine months ended September 30, 2009, respectively.

Note 12 - Separation Costs

On August 2, 2010, the Company announced that Joel F. Gemunder ("JFG") retired from his positions as the Company's President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective July 31, 2010.  The Company, Omnicare Management Company and Mr. Gemunder entered into a Separation Agreement, dated as of July 31, 2010.  The JFG Separation Agreement provides that, in accordance with Mr. Gemunder's employment agreement, Mr. Gemunder will receive an aggregate cash severance amount of approximately $16.2 million (excluding the Company’s share of employment taxes), payable in installments through July 1, 2011.  In addition, Mr. Gemunder will earn interest on unpaid severance through February 1, 2011 at a rate of 8.75% per annum, per the agreement.  Mr. Gemunder will also be paid for unused and accrued vacation time.

Additionally, pursuant to Mr. Gemunder's stock option and restricted stock agreements, on the retirement date, the unvested portion of 2,670,019 stock options and the 705,176 shares of restricted common stock held by Mr. Gemunder became fully vested.  As a result, the Company recorded a non-cash charge of approximately $14.1 million (excluding the Company’s share of employment taxes) in the third quarter of 2010.

On August 2, 2010, the Company also announced that Cheryl D. Hodges ("CDH"), Senior Vice President and Secretary of the Company, resigned from the Company effective July 31, 2010.  The Company, Omnicare Management Company and Ms. Hodges entered into a Separation Agreement, dated as of July 31, 2010.  The CDH Separation Agreement provides that, in accordance with Ms. Hodges' employment agreement, Ms. Hodges will receive an aggregate cash severance amount of approximately $2.1 million (excluding the Company’s share of employment taxes), payable in installments through July 1, 2011.  In addition, Ms. Hodges will earn interest on unpaid severance through February 1, 2011 at a rate of 8.75% per annum, per the agreement.  Ms. Hodges will also be paid for unused and accrued vacation time.

Further, pursuant to Ms. Hodges' stock option and restricted stock agreements, on the resignation date, the unvested portion of 446,859 stock options and the 111,573 shares of restricted common stock held by Ms. Hodges became fully vested.  As a result, the Company recorded a non-cash charge of approximately $3.1 million (excluding the Company’s share of employment taxes) in the third quarter of 2010.

A summary of the aforementioned separation costs (including employer payroll taxes) follows (in thousands):

Three and nine
months ended
September 30, 2010
Severance	$18,351
Restricted stock awards	15,934
Stock options	1,234
Interest expense	3,218
Accrued vacation	226
Company's share of employment taxes	610
Total separation costs	$39,573

Note 13 – Guarantor Subsidiaries

The Company’s 6.125% Senior Subordinated Notes due 2013, the 6.875% Senior Subordinated Notes due 2015 and the 7.75% Senior Subordinated Notes due 2020 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2010 and December 31, 2009 for the balance sheets as well as the three and nine months ended September 30, 2010 and 2009 for the statements of income, and the statements of cash flows for the nine months ended September 30, 2010 and 2009.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Three months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2010:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$1,503,380	$41,065	$-	$1,544,445
Cost of sales	-	1,171,863	32,445	-	1,204,308
Repack matters	-	(2,836)	-	-	(2,836)
Gross profit	-	334,353	8,620	-	342,973
Selling, general and administrative expenses	3,999	193,326	5,485	-	202,810
Provision for doubtful accounts	-	22,714	37	-	22,751
Restructuring and other related charges	-	4,300	32	-	4,332
Settlement, litigation and other related charges	-	36,731	-	-	36,731
Repack matters	-	(161)	-	-	(161)
Acquisition and other related costs	-	3,915	-	-	3,915
Separation costs	-	39,573	-	-	39,573
Benefit plan termination and related costs	-	25,187	-	-	25,187
Goodwill impairment charge	-	75,902	14,726	-	90,628
Operating income (loss)	(3,999)	(67,134)	(11,660)	-	(82,793)
Investment income	278	3,818	-	-	4,096
Interest expense, including amortization
of discount on convertible notes	(38,490)	(100)	(3)	-	(38,593)
Income (loss) from continuing operations
before income taxes	(42,211)	(63,416)	(11,663)	-	(117,290)
Income tax (benefit) expense	(16,010)	(827)	1,193	-	(15,644)
Income (loss) from continuing operations	(26,201)	(62,589)	(12,856)	-	(101,646)
Loss from discontinued operations	-	(773)	(847)	-	(1,620)
Equity of net income (loss) of subsidiaries	(77,065)	-	-	77,065	-
Net income (loss)	$(103,266)	$(63,362)	$(13,703)	$77,065	$(103,266)

2009:
Net sales	$-	$1,499,286	$44,615	$-	$1,543,901
Cost of sales	-	1,140,651	35,295	-	1,175,946
Repack matters	-	1,755	-	-	1,755
Gross profit	-	356,880	9,320	-	366,200
Selling, general and administrative expenses	3,350	192,716	7,328	-	203,394
Provision for doubtful accounts	-	22,627	471	-	23,098
Restructuring and other related charges	-	6,098	197	-	6,295
Settlement, litigation and other related charges	-	1,739	-	-	1,739
Repack matters	-	277	-	-	277
Acquisition and other related costs	-	(632)	-	-	(632)
Operating income (loss)	(3,350)	134,055	1,324	-	132,029
Investment income	144	1,058	-	-	1,202
Interest expense, including amortization
of discount on convertible notes	(36,432)	(215)	-	-	(36,647)
Income (loss) from continuing operations
before income taxes	(39,638)	134,898	1,324	-	96,584
Income tax (benefit) expense	(15,316)	32,623	531	-	17,838
Income (loss) from continuing operations	(24,322)	102,275	793	-	78,746
Loss from discontinued operations	-	(5,351)	(880)	-	(6,231)
Equity of net income of subsidiaries	96,837	-	-	(96,837)	-
Net income (loss)	$72,515	$96,924	$(87)	$(96,837)	$72,515

Note 13 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2010:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$4,454,673	$133,127	$-	$4,587,800
Cost of sales	-	3,459,377	99,699	-	3,559,076
Repack matters	-	(1,927)	-	-	(1,927)
Gross profit	-	997,223	33,428	-	1,030,651
Selling, general and administrative expenses	7,795	567,137	21,572	-	596,504
Provision for doubtful accounts	-	64,051	1,737	-	65,788
Restructuring and other related charges	-	15,313	1,538	-	16,851
Settlement, litigation and other related charges	-	71,598	-	-	71,598
Repack matters	-	810	-	-	810
Acquisition and other related costs	-	3,978	-	-	3,978
Separation costs	-	39,573	-	-	39,573
Benefit plan termination and related costs	-	25,187	-	-	25,187
Goodwill impairment charge	-	75,902	14,726	-	90,628
Operating income (loss)	(7,795)	133,674	(6,145)	-	119,734
Investment income	664	6,201	-	-	6,865
Interest expense, including amortization
of discount on convertible notes	(120,814)	(900)	(3)	-	(121,717)
Income (loss) from continuing operations
before income taxes	(127,945)	138,975	(6,148)	-	4,882
Income tax (benefit) expense	(47,826)	75,413	3,240	-	30,827
Income (loss) from continuing operations	(80,119)	63,562	(9,388)	-	(25,945)
Loss from discontinued operations	-	(14,023)	(847)	-	(14,870)
Equity of net income (loss) of subsidiaries	39,304	-	-	(39,304)	-
Net income (loss)	$(40,815)	$49,539	$(10,235)	$(39,304)	$(40,815)

2009:
Net sales	$-	$4,493,125	$133,388	$-	$4,626,513
Cost of sales	-	3,389,810	106,682	-	3,496,492
Repack matters	-	3,672	-	-	3,672
Gross profit	-	1,099,643	26,706	-	1,126,349
Selling, general and administrative expenses	11,891	591,944	19,183	-	623,018
Provision for doubtful accounts	-	69,702	1,377	-	71,079
Restructuring and other related charges	-	18,603	492	-	19,095
Settlement, litigation and other related charges	-	71,761	-	-	71,761
Repack matters	-	1,549	-	-	1,549
Acquisition and other related costs	-	2,218	-	-	2,218
Operating income (loss)	(11,891)	343,866	5,654	-	337,629
Investment income	680	3,961	-	-	4,641
Interest expense, including amortization
of discount on convertible notes	(110,773)	(659)	(1)	-	(111,433)
Income (loss) from continuing operations
before income taxes	(121,984)	347,168	5,653	-	230,837
Income tax (benefit) expense	(46,805)	122,453	2,221	-	77,869
Income (loss) from continuing operations	(75,179)	224,715	3,432	-	152,968
Loss from discontinued operations	-	(18,589)	(2,251)	-	(20,840)
Equity of net income of subsidiaries	207,307	-	-	(207,307)	-
Net income (loss)	$132,128	$206,126	$1,181	$(207,307)	$132,128

Note 13 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of September 30, 2010 (Unaudited):	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$298,327	$30,571	$22,359	$-	$351,257
Restricted cash	-	2,068	-	-	2,068
Accounts receivable, net (including intercompany)	-	1,109,942	27,034	(12,513)	1,124,463
Unbilled receivables, CRO	-	17,009	-	-	17,009
Inventories	-	381,355	7,572	-	388,927
Deferred income tax benefits, net-current	-	137,021	7,443	(4,497)	139,967
Other current assets	955	328,297	14,978	-	344,230
Current assets of discontinued operations	-	7,883	1,912	-	9,795
Total current assets	299,282	2,014,146	81,298	(17,010)	2,377,716
Properties and equipment, net	-	203,094	4,612	-	207,706
Goodwill	-	4,161,301	78,880	-	4,240,181
Identifiable intangible assets, net	-	281,311	9,006	-	290,317
Other noncurrent assets	68,550	127,338	306	-	196,194
Noncurrent assets of discontinued operations	-	28,033	7,897	-	35,930
Investment in subsidiaries	5,946,093	-	-	(5,946,093)	-
Total assets	$6,313,925	$6,815,223	$181,999	$(5,963,103)	$7,348,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$55,522	$483,740	$23,548	$(12,513)	$550,297
Current liabilities - discontinued operations	-	5,851	1,233	-	7,084
Long-term debt, notes and convertible debentures	2,198,469	7,604	-	-	2,206,073
Deferred income tax liabilities	263,354	390,200	13,432	(4,497)	662,489
Other noncurrent liabilities	-	125,521	-	-	125,521
Stockholders' equity	3,796,580	5,802,307	143,786	(5,946,093)	3,796,580
Total liabilities and stockholders' equity	$6,313,925	$6,815,223	$181,999	$(5,963,103)	$7,348,044

Note 13 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of December 31, 2009:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$223,644	$33,664	$18,401	$-	$275,709
Restricted cash	-	15,264	-	-	15,264
Accounts receivable, net (including intercompany)	-	1,192,627	21,854	(5,886)	1,208,595
Unbilled receivables, CRO	-	21,868	-	-	21,868
Inventories	-	361,156	7,321	-	368,477
Deferred income tax benefits, net-current	-	118,023	49	(4,497)	113,575
Other current assets	1,026	192,555	3,911	-	197,492
Current assets of discontinued operations	-	15,274	3,353	-	18,627
Total current assets	224,670	1,950,431	54,889	(10,383)	2,219,607
Properties and equipment, net	-	204,891	4,078	-	208,969
Goodwill	-	4,195,767	77,928	-	4,273,695
Identifiable intangible assets, net	-	287,804	9,349	-	297,153
Other noncurrent assets	29,930	248,842	49	-	278,821
Noncurrent assets of discontinued operations	-	22,557	23,302	-	45,859
Investment in subsidiaries	5,992,094	-	-	(5,992,094)	-
Total assets	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$144,793	$460,809	$13,127	$(5,886)	$612,843
Current liabilities - discontinued operations	-	6,361	845	-	7,206
Long-term debt, notes and convertible debentures	1,975,786	4,450	3	-	1,980,239
Deferred income tax liabilities	250,122	314,581	11,416	(4,497)	571,622
Other noncurrent liabilities	-	276,201	-	-	276,201
Stockholders' equity	3,875,993	5,847,890	144,204	(5,992,094)	3,875,993
Total liabilities and stockholders' equity	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

Note 13 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2010:	Parent	Subsidiaries	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(80,607)	$341,365	$9,950	$270,708

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(111,483)	-	(111,483)
Capital expenditures	-	(17,906)	(696)	(18,602)
Transfer of cash from trusts for employee health and
severance costs, net of payments out of the trust	-	10,762	(11)	10,751
Other	-	(313)	-	(313)
Net cash flows used in investing activities	-	(118,940)	(707)	(119,647)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(125,000)	-	-	(125,000)
Proceeds from long-term borrowings and obligations	400,000	-	-	400,000
Payments on long-term borrowings and obligations	(227,373)	-	-	(227,373)
Fees paid for financing activities	(17,028)	-	-	(17,028)
Increase (decrease) in cash overdraft balance	3,577	1,175	-	4,752
Payments for Omnicare common stock repurchase	(82,761)	-	-	(82,761)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(13,308)	-	-	(13,308)
Excess tax benefits from stock-based compensation	667	-	-	667
Dividends paid	(9,109)	-	-	(9,109)
Other	225,625	(225,625)	-	-
Net cash flows from (used in) financing activities	155,290	(224,450)	-	(69,160)

Effect of exchange rate changes on cash	-	-	(5,282)	(5,282)

Net increase (decrease) in cash and cash equivalents	74,683	(2,025)	3,961	76,619
Less increase in cash and cash equivalents of
discontinued operations	-	1,068	3	1,071
Increase (decrease) in cash and cash equivalents of
continuing operations	74,683	(3,093)	3,958	75,548
Cash and cash equivalents at beginning of period	223,644	33,664	18,401	275,709
Cash and cash equivalents at end of period	$298,327	$30,571	$22,359	$351,257

Note 13 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2009:	Parent	Subsidiaries	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(23,070)	$463,818	$(9,147)	$431,601

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(64,498)	-	(64,498)
Capital expenditures	-	(25,528)	(738)	(26,266)
Transfer of cash from trusts for employee health and
severance costs, net of payments out of the trust	-	538	-	538
Other	-	(8,033)	-	(8,033)
Net cash flows used in investing activities	-	(97,521)	(738)	(98,259)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(225,000)	-	-	(225,000)
Payments on long-term borrowings and obligations	(1,376)	-	-	(1,376)
Increase (decrease) in cash overdraft balance	(2,398)	675	-	(1,723)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	10,164	-	-	10,164
Excess tax benefits from stock-based compensation	2,367	-	-	2,367
Dividends paid	(8,043)	-	-	(8,043)
Other	378,797	(378,797)	-	-
Net cash flows from (used in) financing activities	154,511	(378,122)	-	(223,611)

Effect of exchange rate changes on cash	-	-	(198)	(198)

Net increase (decrease) in cash and cash equivalents	131,441	(11,825)	(10,083)	109,533
Less increase in cash and cash equivalents of
discontinued operations	-	66	(2)	64
Increase (decrease) in cash and cash equivalents of
continuing operations	131,441	(11,891)	(10,081)	109,469
Cash and cash equivalents at beginning of period	145,178	44,109	25,381	214,668
Cash and cash equivalents at end of period	$276,619	$32,218	$15,300	$324,137

Note 13 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of September 30, 2010 and December 31, 2009 for the balance sheets as well as the statements of income for the three and nine months ended September 30, 2010 and 2009, and the statements of cash flows for the nine months ended September 30, 2010 and 2009.  Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 13 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Three months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2010:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$1,544,445	$-	$1,544,445
Cost of sales	-	-	1,204,308	-	1,204,308
Repack matters	-	-	(2,836)	-	(2,836)
Gross profit	-	-	342,973	-	342,973
Selling, general and administrative expenses	3,999	341	198,470	-	202,810
Provision for doubtful accounts	-	-	22,751	-	22,751
Restructuring and other related charges	-	-	4,332	-	4,332
Settlement, litigation and other related charges	-	-	36,731	-	36,731
Repack matters	-	-	(161)	-	(161)
Acquisition and other related costs	-	-	3,915	-	3,915
Separation costs	-	-	39,573	-	39,573
Benefit plan termination and related costs	-	-	25,187	-	25,187
Goodwill impairment charge	-	-	90,628	-	90,628
Operating income (loss)	(3,999)	(341)	(78,453)	-	(82,793)
Investment income	278	-	3,818	-	4,096
Interest expense, including amortization
of discount on convertible notes	(38,490)	-	(103)	-	(38,593)
Income (loss) from continuing operations
before income taxes	(42,211)	(341)	(74,738)	-	(117,290)
Income tax (benefit) expense	(16,010)	(129)	495	-	(15,644)
Income (loss) from continuing operations	(26,201)	(212)	(75,233)	-	(101,646)
Loss from discontinued operations	-	-	(1,620)	-	(1,620)
Equity of net income (loss) of subsidiaries	(77,065)	-	-	77,065	-
Net income (loss)	$(103,266)	$(212)	$(76,853)	$77,065	$(103,266)

2009:
Net sales	$-	$-	$1,543,901	$-	$1,543,901
Cost of sales	-	-	1,175,946	-	1,175,946
Repack matters	-	-	1,755	-	1,755
Gross profit	-	-	366,200	-	366,200
Selling, general and administrative expenses	3,350	306	199,738	-	203,394
Provision for doubtful accounts	-	-	23,098	-	23,098
Restructuring and other related charges	-	-	6,295	-	6,295
Settlement, litigation and other related charges	-	-	1,739	-	1,739
Repack matters	-	-	277	-	277
Acquisition and other related costs	-	-	(632)	-	(632)
Operating income (loss)	(3,350)	(306)	135,685	-	132,029
Investment income	144	-	1,058	-	1,202
Interest expense, including amortization
of discount on convertible notes	(36,432)	-	(215)	-	(36,647)
Income (loss) from continuing operations
before income taxes	(39,638)	(306)	136,528	-	96,584
Income tax (benefit) expense	(15,316)	(116)	33,270	-	17,838
Income (loss) from continuing operations	(24,322)	(190)	103,258	-	78,746
Loss from discontinued operations	-	-	(6,231)	-	(6,231)
Equity of net income of subsidiaries	96,837	-	-	(96,837)	-
Net income (loss)	$72,515	$(190)	$97,027	$(96,837)	$72,515

Note 13 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2010:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$4,587,800	$-	$4,587,800
Cost of sales	-	-	3,559,076	-	3,559,076
Repack matters	-	-	(1,927)	-	(1,927)
Gross profit	-	-	1,030,651	-	1,030,651
Selling, general and administrative expenses	7,795	976	587,733	-	596,504
Provision for doubtful accounts	-	-	65,788	-	65,788
Restructuring and other related charges	-	-	16,851	-	16,851
Settlement, litigation and other related charges	-	-	71,598	-	71,598
Repack matters	-	-	810	-	810
Acquisition and other related costs	-	-	3,978	-	3,978
Separation costs	-	-	39,573	-	39,573
Benefit plan termination and related costs	-	-	25,187	-	25,187
Goodwill impairment charge	-	-	90,628	-	90,628
Operating income (loss)	(7,795)	(976)	128,505	-	119,734
Investment income	664	-	6,201	-	6,865
Interest expense, including amortization
of discount on convertible notes	(120,814)	-	(903)	-	(121,717)
Income (loss) from continuing operations
before income taxes	(127,945)	(976)	133,803	-	4,882
Income tax (benefit) expense	(47,826)	(365)	79,018	-	30,827
Income (loss) from continuing operations	(80,119)	(611)	54,785	-	(25,945)
Loss from discontinued operations	-	-	(14,870)	-	(14,870)
Equity of net income (loss) of subsidiaries	39,304	-	-	(39,304)	-
Net income (loss)	$(40,815)	$(611)	$39,915	$(39,304)	$(40,815)

2009:
Net sales	$-	$-	$4,626,513	$-	$4,626,513
Cost of sales	-	-	3,496,492	-	3,496,492
Repack matters	-	-	3,672	-	3,672
Gross profit	-	-	1,126,349	-	1,126,349
Selling, general and administrative expenses	11,891	1,123	610,004	-	623,018
Provision for doubtful accounts	-	-	71,079	-	71,079
Restructuring and other related charges	-	-	19,095	-	19,095
Settlement, litigation and other related charges	-	-	71,761	-	71,761
Repack matters	-	-	1,549	-	1,549
Acquisition and other related costs	-	-	2,218	-	2,218
Operating income (loss)	(11,891)	(1,123)	350,643	-	337,629
Investment income	680	-	3,961	-	4,641
Interest expense, including amortization
of discount on convertible notes	(110,773)	-	(660)	-	(111,433)
Income (loss) from continuing operations
before income taxes	(121,984)	(1,123)	353,944	-	230,837
Income tax (benefit) expense	(46,805)	(431)	125,105	-	77,869
Income (loss) from continuing operations	(75,179)	(692)	228,839	-	152,968
Loss from discontinued operations	-	-	(20,840)	-	(20,840)
Equity of net income of subsidiaries	207,307	-	-	(207,307)	-
Net income (loss)	$132,128	$(692)	$207,999	$(207,307)	$132,128

Note 13 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of September 30, 2010 (Unaudited):	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$298,327	$-	$52,930	$-	$351,257
Restricted cash	-	-	2,068	-	2,068
Accounts receivable, net (including intercompany)	-	59	1,124,463	(59)	1,124,463
Unbilled receivables, CRO	-	-	17,009	-	17,009
Inventories	-	-	388,927	-	388,927
Deferred income tax benefits, net-current	-	-	139,967	-	139,967
Other current assets	955	-	343,275	-	344,230
Current assets of discontinued operations	-	-	9,795	-	9,795
Total current assets	299,282	59	2,078,434	(59)	2,377,716
Properties and equipment, net	-	16	207,690	-	207,706
Goodwill	-	19	4,240,162	-	4,240,181
Identifiable intangible assets, net	-	-	290,317	-	290,317
Other noncurrent assets	68,550	-	127,644	-	196,194
Noncurrent assets of discontinued operations	-	-	35,930	-	35,930
Investment in subsidiaries	5,946,093	-	-	(5,946,093)	-
Total assets	$6,313,925	$94	$6,980,177	$(5,946,152)	$7,348,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$55,522	$3	$494,831	$(59)	$550,297
Current liabilities - discontinued operations	-	-	7,084	-	7,084
Long-term debt, notes and convertible debentures	2,198,469	-	7,604	-	2,206,073
Deferred income tax liabilities	263,354	-	399,135	-	662,489
Other noncurrent liabilities	-	-	125,521	-	125,521
Stockholders' equity	3,796,580	91	5,946,002	(5,946,093)	3,796,580
Total liabilities and stockholders' equity	$6,313,925	$94	$6,980,177	$(5,946,152)	$7,348,044

Note 13 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of December 31, 2009:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$223,644	$-	$52,065	$-	$275,709
Restricted cash	-	-	15,264	-	15,264
Accounts receivable, net (including intercompany)	-	69	1,208,595	(69)	1,208,595
Unbilled receivables, CRO	-	-	21,868	-	21,868
Inventories	-	-	368,477	-	368,477
Deferred income tax benefits, net-current	-	-	118,072	(4,497)	113,575
Other current assets	1,026	-	196,466	-	197,492
Current assets of discontinued operations	-	-	18,627	-	18,627
Total current assets	224,670	69	1,999,434	(4,566)	2,219,607
Properties and equipment, net	-	19	208,950	-	208,969
Goodwill	-	-	4,273,695	-	4,273,695
Identifiable intangible assets, net	-	-	297,153	-	297,153
Other noncurrent assets	29,930	19	248,872	-	278,821
Noncurrent assets of discontinued operations	-	-	45,859	-	45,859
Investment in subsidiaries	5,992,094	-	-	(5,992,094)	-
Total assets	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$144,793	$5	$468,114	$(69)	$612,843
Current liabilities - discontinued operations	-	-	7,206	-	7,206
Long-term debt, notes and convertible debentures	1,975,786	-	4,453	-	1,980,239
Deferred income tax liabilities	250,122	-	325,997	(4,497)	571,622
Other noncurrent liabilities	-	-	276,201	-	276,201
Stockholders' equity	3,875,993	102	5,991,992	(5,992,094)	3,875,993
Total liabilities and stockholders' equity	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

Note 13 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2010:	Parent	Subsidiary	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(80,607)	$-	$351,315	$270,708

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(111,483)	(111,483)
Capital expenditures	-	-	(18,602)	(18,602)
Transfer of cash from trusts for employee health and
severance costs, net of payments out of the trust	-	-	10,751	10,751
Other	-	-	(313)	(313)
Net cash flows used in investing activities	-	-	(119,647)	(119,647)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(125,000)	-	-	(125,000)
Proceeds from long-term borrowings and obligations	400,000	-	-	400,000
Payments on long-term borrowings and obligations	(227,373)	-	-	(227,373)
Fees paid for financing activities	(17,028)	-	-	(17,028)
Increase (decrease) in cash overdraft balance	3,577	-	1,175	4,752
Payments for Omnicare common stock repurchase	(82,761)	-	-	(82,761)
Payments for stock awards and exercise of stock options,
net of stock tendered in payment	(13,308)	-	-	(13,308)
Excess tax benefits from stock-based compensation	667	-	-	667
Dividends paid	(9,109)	-	-	(9,109)
Other	225,625	-	(225,625)	-
Net cash flows from (used in) financing activities	155,290	-	(224,450)	(69,160)

Effect of exchange rate changes on cash	-	-	(5,282)	(5,282)

Net increase (decrease) in cash and cash equivalents	74,683	-	1,936	76,619
Less increase in cash and cash equivalents of
discontinued operations	-	-	1,071	1,071
Increase (decrease) in cash and cash equivalents of
continuing operations	74,683	-	865	75,548
Cash and cash equivalents at beginning of period	223,644	-	52,065	275,709
Cash and cash equivalents at end of period	$298,327	$-	$52,930	$351,257

Note 13 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2009:	Parent	Subsidiary	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(23,070)	$-	$454,671	$431,601

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(64,498)	(64,498)
Capital expenditures	-	-	(26,266)	(26,266)
Transfer of cash from trusts for employee health and
severance costs, net of payments out of the trust	-	-	538	538
Other	-	-	(8,033)	(8,033)
Net cash flows used in investing activities	-	-	(98,259)	(98,259)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(225,000)	-	-	(225,000)
Payments on long-term borrowings and obligations	(1,376)	-	-	(1,376)
Increase (decrease) in cash overdraft balance	(2,398)	-	675	(1,723)
Payments for stock awards and exercise of stock options,		-	-
net of stock tendered in payment	10,164	-	-	10,164
Excess tax benefits from stock-based compensation	2,367	-	-	2,367
Dividends paid	(8,043)	-	-	(8,043)
Other	378,797	-	(378,797)	-
Net cash flows from (used in) financing activities	154,511	-	(378,122)	(223,611)

Effect of exchange rate changes on cash	-	-	(198)	(198)

Net increase (decrease) in cash and cash equivalents	131,441	-	(21,908)	109,533
Less increase in cash and cash equivalents of
discontinued operations	-	-	64	64
Increase (decrease) in cash and cash equivalents of
continuing operations	131,441	-	(21,972)	109,469
Cash and cash equivalents at beginning of period	145,178	-	69,490	214,668
Cash and cash equivalents at end of period	$276,619	$-	$47,518	$324,137

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

Overview

Summary of Business

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company.  Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Omnicare is also a provider of specialty pharmaceutical products and support services.  At September 30, 2010, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,385,000 beds relating to continuing operations, including approximately 81,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2009 was 1,377,000 relating to continuing operations (including approximately 68,000 patients served by patient assistance programs).  The comparable number at September 30, 2009 was 1,389,000 relating to continuing operations (including approximately 63,000 patients served by patient assistance programs).  Omnicare provides its pharmacy services in 47 states in the United States, the District of Columbia and Canada at September 30, 2010.  Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 32 countries worldwide.  For further description of the Company’s business activities, see the “Business” caption of Part I, Item 1 of Omnicare’s 2009 Annual Report.

Further, disclosures relating to the recent departure of certain executives from the Company, including additional expenses recorded during the 2010 third quarter, a goodwill impairment charge in the Company’s CRO Services segment and a benefit plan termination are presented at the “Separation Costs”, “Goodwill and Other Intangible Assets” and “Employee Benefit Plans” notes of the Notes to Consolidated Financial Statements, respectively, appearing elsewhere in this report.

Regulatory Matters and Outlook Update

The Company derives a significant portion of its revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs.  As part of ongoing operations, the Company and its customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and Medicaid programs.

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

SNF rates are updated annually according to a statutory formula.  On July 22, 2010, the Centers for Medicare and Medicaid Services (“CMS”) published a notice with comment period updating SNF PPS rates for FY 2011, which begins October 1, 2010.  CMS estimates that overall estimated payments for SNFs in FY 2011 under the notice will increase by $542 million, or 1.7%, compared to 2010 levels.  This payment amount reflects a market basket update of 2.3%, reduced by a negative 0.6% adjustment to account for the difference between the forecasted and actual change in the market basket index for FY 2009.

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

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which included a major expansion of the Medicare prescription drug benefit under a new Medicare Part D.  The Part D drug benefit permits Medicare beneficiaries to enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”).  Part D Plans include plans providing the drug benefit on a stand-alone basis (known as “prescription drug plans”, or “PDPs”) and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan (known as “MA-PDs”).  Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries.  Prescription drug coverage under Part D Plans is limited to drugs on the given plan’s formulary (unless an exception to the formulary is granted as medically necessary), and is subject to prior authorization and similar utilization management requirements for certain drugs.  Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) receive coverage under the Medicare drug benefit, unless they elect to opt out of Part D coverage.  In the 2010 year-to-date period, approximately 44% of Omnicare’s revenue was derived from beneficiaries covered under the federal Medicare Part D program.

The Company obtains reimbursement for drugs it provides to enrollees of a given Part D Plan pursuant to the agreement it negotiates with that Part D Plan.  The Company has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees.  The Company continues to have ongoing discussions with Part D Plans and renegotiates these agreements in the ordinary course.  If such negotiations are unsuccessful, the agreement could be terminated or expire, in which case the Company may not be successful in obtaining reimbursement from the given Part D Plan.  Further, the proportion of the Company’s Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of dual eligibles to different Part D Plans, Part D Plan consolidation and other factors.  As such, reimbursement under these agreements is subject to change.

Certain administrative and payment issues have arisen, resulting in higher operating expenses and accounts receivable, particularly for copays owed by Part D Plans for dual eligibles and other low income subsidy eligible beneficiaries.  As of September 30, 2010, gross copays outstanding from Part D Plans (net of allowances for contractual adjustments, and prior to any allowance for doubtful accounts) were approximately $15 million, relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Participants in the long-term care pharmacy industry continue to address these issues with CMS and the Part D Plans and attempt to develop solutions.  On April 15, 2010, CMS issued final rules that make numerous changes to the regulations governing Part D, including certain Part D Plan payment rules and processes.  In particular, a new rule requires that, beginning in 2011, Part D Plans will be required to correct and pay copay amounts within 45 days of receiving “complete information” indicating that a claim adjustment is required based on a beneficiary’s low income subsidy status. The Company believes this will improve its collection of copays from Part D Plans.

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

Congress has periodically revised the Part D statute.  Most recently, the ACA made numerous changes to the Part D benefit, including: providing a $250 payment to Part D beneficiaries who reach the so-called “donut hole” coverage gap during 2010, and gradually eliminating the coverage gap beginning in 2011 and finishing in 2020; requiring manufacturers of certain branded drug and biological products that are on the given Part D Plan's formulary to provide, beginning in 2011, a discount equal to 50% of the negotiated price of such drugs when dispensed to beneficiaries not eligible for the low income subsidy during the coverage gap period; permitting the Secretary to establish certain categories of drugs warranting special formulary treatment; requiring Part D Plan sponsors to provide additional medication therapy management services; reducing Part D subsidies for high-income beneficiaries (which will result in an increase in such beneficiaries’ premiums, beginning in 2011); and requiring the Secretary, beginning in 2012, to require Part D Plan sponsors “to utilize specific, uniform dispensing techniques” as determined by the Secretary, such as weekly, daily, or automated dose dispensing, when dispensing drugs to enrollees in long-term care facilities to reduce prescription drug waste associated with 30-day fills.  The Secretary is required to consult with relevant stakeholders, including nursing facility representatives and residents, pharmacists, retail and long-term care pharmacies, Part D Plans and others determined appropriate by the Secretary, in determining what techniques it will require.  Several other of these provisions will require CMS to promulgate regulations to establish the specific requirements under the statute. The Company cannot predict at this time whether such legislation and its implementing regulations will impact its business.

Moreover, CMS continues to issue guidance on and make other revisions to the Part D program.  The Company is continuing to monitor issues relating to implementation of the Part D benefit.  No assurances can be given that potential changes to the Part D program will not adversely impact the Company.

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B.  Approximately 1% of the Company’s revenue is derived from beneficiaries covered under Medicare Part B.  The changes impacted payment levels, clinical conditions for payment, quality standards (applied by CMS-approved accrediting organizations), and competitive bidding requirements.  Under competitive bidding, only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in selected geographic areas, and winning bidders will be paid based on the median of the winning suppliers’ bids for each of the selected items in the region, rather than the Medicare fee schedule amount.

Bidding for the current round one of the program began October 21, 2009 and ended December 21, 2009, and the program is scheduled to go into effect January 1, 2011 in 9 geographic areas.  The Company participated in the bidding process for round one, and has been awarded contracts to provide enteral nutrients, equipment and supplies in three regions.  On July 2, 2010, CMS announced that reimbursement to contract suppliers under the Round 1 rebid will average 32% below the Medicare DMEPOS fee schedule amounts, with weighted average reimbursement levels for products in the enteral nutrients, equipment and supplies category reduced by 28% compared to fee schedule amounts.  There can be no assurances that reimbursement levels established through the bidding process or other provisions of the new reimbursement framework will not adversely impact the Company’s results of operations, cash flows, or financial condition.

The competitive bidding program has been subject to revision by Congress.  For instance, the ACA requires the Secretary to expand the number of areas to be included in round two of the competitive bidding program to 100 of the largest metropolitan statistical areas.  In addition, the ACA requires (rather than permits) the Secretary to use information regarding payments determined under competitive bidding to adjust DMEPOS payments in areas outside of competitive bidding areas beginning in 2016.  Likewise, for items furnished on or after January 1, 2016, the Secretary is directed to continue to adjust prices as additional information is obtained when new items are subject to competitive bidding or when contracts are recompeted. The ACA further revises Medicare payments to DMEPOS suppliers by eliminating the full inflation update to the fee schedule for 2011 through 2014, in addition to a 2% add-on scheduled to be applied in 2014 to those items that had been selected for inclusion in an earlier round of the DMEPOS competitive bidding program (which was terminated by Congress) and that had been subject to a 9.5% fee schedule reduction in 2009.  Instead, for 2011 and each subsequent year, rates will be increased by an annual inflation index less the productivity adjustment, which CMS estimates will be 1.6% in 2011.  CMS’s proposed physician fee schedule rule for CY 2011, published July 13, 2010, would implement a number of these ACA policies and make other reforms to the DMEPOS competitive bidding program, including implementing a national mail order competitive bidding program for diabetic testing supplies and making other refinements related to the furnishing of diabetes supplies; create an appeals process for suppliers considered to be in breach of contract; and clarifying reimbursement to grandfathered suppliers, among other things.  There can be no assurance that these legislative and regulatory changes will not adversely impact the Company’s results of operations, cash flows, or financial condition.

DMEPOS suppliers must meet a variety of conditions to participate in Medicare, including accreditation and surety bond requirements.  The Company’s DMEPOS suppliers are accredited and the Company has secured surety bonds for its DMEPOS suppliers.  In addition, on August 27, 2010, CMS published a final rule that expands the requirements that DMEPOS suppliers must meet to establish and maintain Medicare billing privileges.  Among other things, the rule prohibits suppliers from sharing a practice location with any other Medicare supplier or provider (with certain exceptions); imposes a variety of new physical facility requirements on suppliers, including suppliers providing services only to beneficiaries residing in a nursing home; clarifies the prohibition on the direct solicitation of Medicare beneficiaries; generally prohibits suppliers from contracting with another individual to perform licensed services; clarifies documentation requirements; and establishes standards regarding minimum hours of operation.  The effective date of the new rule is September 27, 2010, with separate deadlines for compliance with the physical facility standards for existing suppliers with leases that expire after that date.  The Company currently is assessing the new requirements, including the extent to which the rule may require certain operational changes.  CMS also published a proposed rule on September 23, 2010 that would implement certain ACA provisions that strengthen Medicare and Medicaid provider and supplier screening provisions, although that rule has not yet been finalized.  There can be no assurances that compliance with these new policies will not adversely impact the Company’s results of operations, cash flows, or financial condition.

The ACA also includes many program integrity provisions impacting Medicare suppliers, including a provision that as a condition of a written order for DME under Medicare, the physicians must document that the physician, physician assistant, nurse practitioner, or clinical nurse specialist has had a face-to-face encounter (including through telehealth as permitted) with the beneficiary during the six-month period preceding the written order, or other reasonable timeframe as determined by the Secretary.

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

The DRA also changed the so-called federal upper limit payment rules for multiple source prescription drugs covered under Medicaid.  The upper limit only applies to drug ingredient costs and does not include dispensing fees, which continue to be determined by the states.  Among other things, effective January 1, 2007, the DRA changed the federal upper payment limit from 150% of the lowest published price for a drug (which is usually the wholesale acquisition cost) to 250% of the lowest average manufacturer price (“AMP”), and it required CMS to post AMP amounts on its web site.  On July 17, 2007, CMS issued a final rule with comment period to implement changes to the upper limit rules.  However, on December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that enjoins CMS from implementing provisions of the July 17, 2007 rule to the extent that it affects Medicaid reimbursement rates for retail pharmacies under the Medicaid program.  The order also enjoins CMS from posting AMP data on a public web site or disclosing it to states.  As a result of this preliminary injunction, CMS did not post AMPs or new upper limit prices.  Separately, in October 2008, CMS published a final rule revising the definition of multiple source drug set forth in the July 17, 2007 final rule.  In short, the effect of the rule was that federal upper limits would apply in all states unless the state finds that a particular generic drug is not available within that state.  CMS also noted that the regulation is subject to the injunction by the United States District Court for the District of Columbia to the extent that it may affect Medicaid reimbursement rates for pharmacies.  Moreover, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) delayed the adoption of the DRA’s new federal upper limit payment rules for Medicaid based on AMP for multiple source drugs and prevented CMS from publishing AMP data before October 1, 2009.

CMS issued a proposed rule on September 3, 2010 that would withdraw certain provisions of the July 2007 and October 2008 Medicaid rules in light of retail pharmacies' legal challenges to the definition of AMP and the multiple source drug provisions, and because provisions in the ACA effectively superseded these AMP provisions.  Specifically, the ACA redefined "average manufacturer price" and "multiple source drug," and established a new formula for calculating federal upper payment limits.  AMP is now defined as the average price paid to the manufacturer for the drug in the United States by wholesalers for drugs distributed to "retail community pharmacies" and by retail community pharmacies purchasing directly from manufacturers.  However, the term expressly excludes a variety of items:  customary prompt payment discounts extended to wholesalers; bona fide service fees paid by manufacturers to wholesalers or retail community pharmacies; reimbursement for recalled, damaged, expired or otherwise unsalable returned goods; and payments received from, or rebates and discounts provided to, pharmacy benefit managers, managed care organizations, mail order pharmacies, long-term care providers, or any other entity that does not conduct business as a wholesaler or retail community pharmacy.  The term “retail community pharmacy” is defined as an independent pharmacy, a chain pharmacy, a supermarket pharmacy, or a mass merchandiser pharmacy that is licensed as a pharmacy and dispenses medications to the general public at retail prices; the term expressly excludes pharmacies that dispense prescriptions through the mail, nursing home pharmacies, long-term care facility pharmacies, hospital pharmacies, clinics, charitable or not-for-profit pharmacies, government pharmacies, and pharmacy benefit managers.  The definition of "multiple source drug" is revised to require that a drug be available for purchase in the United States, rather than in the given state.

The ACA also reverses a DRA provision requiring that upper payment limits be established where there are two or more therapeutically equivalent drugs for a multiple source drug, reverting to the pre-DRA requirement for three or more therapeutically equivalents to trigger this requirement.  The ACA’s new formula for federal upper payment limits requires that the Secretary calculate the limits as no less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly AMP available for purchase by retail community pharmacies on a nationwide basis.  The Secretary is required to use a “smoothing process” for AMPs; this may involve use of average monthly amounts reported by manufacturers over a given period (e.g. trailing 12 months) to reduce month-to-month variation in reported AMPs.  In addition to reporting AMPs, manufacturers are required to report to CMS the number of units of the product used to calculate its AMP; this data will be necessary to calculate weighted average AMPs determined on the basis of utilization.  Rather than publishing the AMP for each manufacturer's drug, CMS is required to publish only the weighted average AMP.

The ACA provisions technically went into effect October 1, 2010; however, as a practical matter, it appears that CMS will not be able to calculate new upper payment limits prior to December 2010 at the earliest, since manufacturers will have until November 30, 2010 to report AMPs using the new definition and unit volume.  The Company cannot at present determine what changes, if any, in upper limit prices will result from implementation of the ACA.  Further, given that the ACA requires only that upper limit prices be “not less than” the 175% amount described above, it is unclear when, and to what extent, any revisions in AMP-based upper limit prices will be implemented.

Some of the Company’s agreements with Part D Plans and other payors have incorporated the Medicaid upper limit rules into the pricing formulas for prescription drugs under those agreements.  The Company cannot predict the impact of the new law, as compared with current federal upper payment limits, on the Company’s business.  Further, there can be no assurance that the new federal upper limit payments, CMS or Congressional action, or other efforts by payors to limit reimbursement for certain drugs will not adversely impact the Company’s business.

In recent years, the average wholesale prices (“AWP”) for prescription drugs published by two private entities, First DataBank and Medi-Span, have been the subject of class action litigation.   AWP is a pricing benchmark that is widely used to calculate a portion of the reimbursement payable to pharmacy providers for the drugs and biologicals they provide, including under State Medicaid programs, Medicare Part D Plans and certain of the Company’s contracts with long-term care facilities.  On September 3, 2009, the Court of Appeals for the First Circuit upheld settlement agreements in which both companies reduced the markup over the wholesale acquisition cost (“WAC”) prices published by manufacturers that they use to calculate the AWP for the drugs subject to the litigation, typically from 25% to 20%.  First DataBank and Medi-Span, independent of these settlements, also announced that they would, of their own volition, reduce to 20% the mark-up on all drugs with a mark-up higher than 20% and stop publishing AWP within two years after the changes in mark-up are implemented (in the case of First DataBank) or within two years after the settlement is finally approved (in the case of Medi-Span).  First DataBank and Medi-Span implemented the changes in AWP markups on September 26, 2009.  In June, 2010, Medi-Span announced that, due to the lack of industry consensus on a replacement for AWP, it will continue publishing AWP until relevant industry or governmental organizations develop a viable, generally accepted alternative price benchmark to replace AWP.

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”).  This $790 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information.  In other areas, the ARRA also strengthens federal privacy and security provisions to protect personally-identifiable health information.  In addition, the legislation increases Federal Medical Assistance Percentage (“FMAP”) payments by approximately $87 billion to help support state Medicaid programs in the face of budget shortfalls.  The law also temporarily extends current Medicaid prompt payment requirements to nursing facility and hospital claims, requiring state Medicaid programs to reimburse providers for 90% of claims within 30 days of receipt and 99% of claims within 90 days of receipt.  On August 10, 2010, President Obama signed into law H R 1586, the Education Jobs and Medicaid Assistance Act.  Among other things, the legislation provides an extra $16.1 billion in enhanced Medicaid matching funds to the states after temporary spending under the ARRA expires at the end of 2010.  This increased Medicaid funding is offset in part by changes in Medicaid AMP policy.  Currently, the calculation of AMP excludes certain payments and rebates if received from or provided to entities other than retail community pharmacies.  H.R. 1586 provides an exception to that exclusion for inhalation, infusion, instilled, implanted, or injectable drugs that are not generally dispensed through retail community pharmacies; this change is expected to save $2 billion over 10 years.  The Company is reviewing the implementation of the law and assessing the potential impact of the various provisions on the Company.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010

The following summary table presents consolidated key financial line items and results of operations of Omnicare for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts).  The Company has disclosed in this MD&A, with the exception of EBITDA (discussed below) and days sales outstanding, only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended,		Nine months ended
	September 30,		September 30,
	2010 (a)	2009 (a)	2010 (a)	2009 (a)

Net sales	$1,544,445	$1,543,901	$4,587,800	$4,626,513
Gross profit	342,973	366,200	1,030,651	1,126,349
Selling, general and administrative expenses	202,810	203,394	596,504	623,018
Provision for doubtful accounts	22,751	23,098	65,788	71,079
Investment income	4,096	1,202	6,865	4,641
Interest expense	(30,978)	(29,588)	(99,298)	(90,650)
Effective income tax rate	13.3%	18.5%	631.4%	33.7%

Income (loss) from continuing operations	$(101,646)	$78,746	$(25,945)	$152,968
Discontinued operations (a)	(1,620)	(6,231)	(14,870)	(20,840)
Net income (loss)	$(103,266)	$72,515	$(40,815)	$132,128

Earnings (loss) per common share - Basic:(b)
Continuing operations	$(0.88)	$0.67	$(0.22)	$1.31
Discontinued operations (a)	(0.01)	(0.05)	(0.13)	(0.18)
Net income (loss)	$(0.89)	$0.62	$(0.35)	$1.13

Earnings (loss) per common share - Diluted:(b)
Continuing operations	$(0.88)	$0.67	$(0.22)	$1.30
Discontinued operations (a)	(0.01)	(0.05)	(0.13)	(0.18)
Net income (loss)	$(0.89)	$0.61	$(0.35)	$1.12

EBITDA from continuing operations(c)	$(39,457)	$158,974	$217,100	$422,203

	Three months ended,		Nine months ended
	September 30,		September 30,
	2010 (a)	2009 (a)	2010 (a)	2009 (a)
EBITDA from continuing operations reconciliation
to net cash flows from operating activities:
EBITDA from continuing operations(c)	$(39,457)	$158,974	$217,100	$422,203
(Subtract)/Add:
Interest expense, net of investment income	(26,882)	(28,386)	(92,433)	(86,009)
Income tax provision	15,644	(17,838)	(30,827)	(77,869)
Write-off of debt issuance costs	-	-	2,060	-
Debt redemption tender offer premium	(268)	-	(7,591)	-
Goodwill impairment charge	90,628	-	90,628	-
Benefit plan termination and related costs	25,187	-	25,187	-
Changes in assets and liabilities, net of effects
from acquisition and divestitures of businesses	51,562	56,003	65,430	172,708
Net cash flows from operating activities
of continuing operations	116,414	168,753	269,554	431,033
Net cash flows from operating activities
of discontinued operations	717	(94)	1,154	568
Net cash flows from operating activities	$117,131	$168,659	$270,708	$431,601

(a)
In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  The results from operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  The Company anticipates completing the divestiture in the near term.  See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

(b)
Earnings (loss) per share is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.  The three and nine months ended September 30, 2010 loss per share has been computed using basic weighted average shares outstanding only, as the impact of the Company’s potentially dilutive instruments was anti-dilutive during this period, due to the net loss incurred.

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

Consolidated Omnicare

The following discussion relates to amounts reflected in the immediately preceding table.

Net Sales
Net sales for the three and nine months ended September 30, 2010, were impacted primarily by the unfavorable sales impact of lower prescription volumes due to a lower average number of net beds served year-over-year, along with a shift in mix towards assisted living, reductions in utilization for certain drugs and lower census in client facilities in certain areas; reductions in reimbursement coupled with competitive pricing issues; the increased availability and utilization of generic drugs; as well as lower sales in the Company’s clinical research business.  Partially offsetting these factors were the favorable impact of drug price inflation, growth in specialty pharmacy services and acquisitions.  See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

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

Gross Profit
Gross profit as a percentage of total net sales was 22.2% and 22.5%, respectively, in the three and nine months ended September 30, 2010, versus 23.7% and 24.3%, respectively, in the comparable 2009 periods.  Gross profit was unfavorably affected in the 2010 periods largely by certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement coupled with competitive pricing issues, reduced prescription volumes and lower sales at the Company’s clinical research business.  Partially offsetting these factors were the increased availability and utilization of higher margin generic drugs, the favorable effect of drug price inflation and cost reduction and productivity improvement initiatives.

Selling, General and Administrative Expenses
Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 13.1% and 13.0%, respectively, in the three and nine months ended September 30, 2010 versus 13.2% and 13.5%, respectively, in the comparable prior-year periods.  Operating expenses for the 2010 periods were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives and non-drug purchasing program.

Provision for Doubtful Accounts
The reduction in the provision for doubtful accounts during the 2010 periods relates largely to the improved overall accounts receivable position of the Company.  Specifically, net accounts receivable of approximately $1,124 million at September 30, 2010 was $84 million lower than the December 31, 2009 balance of approximately $1,209 million.  Further, accounts receivable days sales outstanding were approximately 68 and 75 at September 30, 2010 and 2009, respectively, representing a year-over-year reduction of 7 days.

Investment Income
Investment income for the three and nine months ended September 30, 2010 was higher than the amount earned in the comparable prior-year period, due primarily to gains on rabbi trust assets.  See additional information at the “Employee Benefit Plans” note of the Notes to Consolidated Financial Statements.

Interest Expense
Interest expense was higher than the comparable prior-year periods primarily due to higher interest rates on the Company’s $250 million 6.125% Senior Subordinated Notes (the “6.125% Senior Notes”) due to the cancellation of the interest rate swap agreement by the counterparties and higher outstanding debt due to the issuance of $400 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2020 (the “7.75% Senior Notes”) in the second quarter of 2010.  These were partially offset by payments aggregating $250 million on the senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”), during the third quarter of 2009 through the second quarter of 2010 resulting in the payoff of the Term Loans in full in the second quarter of 2010, as well as payments of $225 million on the Company’s 6.75% Senior Subordinated Notes due 2013 (the “6.75% Senior Notes”).  See additional information at the “Debt” note of the Notes to Consolidated Financial Statements.

Effective Income Tax Rate
The year-over-year change in the effective tax rate is largely due to certain non deductible expenses, primarily related to the goodwill impairment charge recorded in the third quarter of 2010 and a larger reduction of income tax expense in the 2009 versus 2010 periods relating to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations.

Special Items:

Financial results for the three and nine months ended September 30, 2010 and 2009 from continuing operations included the items presented in the table below.  The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.  Management believes that these special items are either infrequent occurrences or otherwise not related to Omnicare’s ordinary course of business and/or are non-cash in nature:

	September 30, 2010		September 30, 2009
	Pretax	Aftertax	Pretax	Aftertax
Three months ended:
Restructuring and other related charges (i)	$4,332	$2,679	$6,295	$3,863
Repack matters (ii)	(2,997)	(1,882)	2,032	1,248
Settlement, litigation and other related charges (iii)	36,731	24,171	1,739	1,058
Acquisition and other related costs (iv)	3,915	2,451	(632)	(393)
Stock option expense (v)	933	577	1,054	645
Separation costs (vi)	39,573	24,781	-	-
Goodwill impairment charge (vii)	90,628	90,525	-	-
Benefit plan termination and related costs (viii)	25,187	15,772	-	-
Amortization of discount on convertible notes (ix)	7,615	4,729	7,059	4,333
Debt redemption costs (x)	337	184	-	-
Gain on rabbi trust assets (xi)	(3,164)	(1,981)	-	-
Total	$203,090	$162,006	$17,547	$10,754

Nine months ended:
Restructuring and other related charges (i)	$16,851	$10,552	$19,095	$11,768
Repack matters (ii)	(1,117)	(700)	5,221	3,218
Settlement, litigation and other related charges (iii)	71,598	47,531	71,761	55,607
Acquisition and other related costs (iv)	3,978	2,491	2,218	1,367
Stock option expense (v)	3,509	2,197	4,237	2,611
Separation costs (vi)	39,573	24,781	-	-
Goodwill impairment charge (vii)	90,628	90,525	-	-
Benefit plan termination and related costs (viii)	25,187	15,772	-	-
Amortization of discount on convertible notes (ix)	22,419	14,039	20,783	12,809
Debt redemption costs (x)	10,167	6,367	-	-
Gain on rabbi trust assets (xi)	(3,164)	(1,981)	-	-
Total	$279,629	$211,574	$123,315	$87,380

(i)
Operating income included restructuring and other related charges relating to the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the pharmacy operating model to increase efficiency and enhance customer growth.  Additionally, in connection with this productivity enhancement initiative, the Company is also right-sizing and consolidating certain CRO operations.  See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements and the “Restructuring and Other Related Charges” section of this MD&A.

(ii)
During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities, as described in further detail at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements (the “Repack Matters”).  In addressing and resolving these Repack Matters, the Company continues to incur expenses and experience increased costs.  Further, included in the 2010 periods is a credit for the recovery of $3.6 million of previously reported costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recovery for these expenses continues to be reviewed by its insurers and outside advisors.  As of September 30, 2010, the Company has received approximately $13.1 million in insurance recoveries.

(iii)
Operating income included special litigation and other related charges for estimated litigation-related settlements and professional expenses for resolution of certain regulatory matters with various states (including the Michigan and Massachusetts qui tams), as well as costs associated with certain large customer disputes (including a $23.1 million charge in the third quarter of 2010 relating to the anticipated resolution of these matters), settlement of the investigation by the United States Attorney’s Office, District of Massachusetts and purported class and derivative actions against the Company.  Additionally, in connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in the pretax special item reflected above.  The Company is in various stages of discussions with governmental/regulatory authorities responsible for enforcing the laws and regulations to which Omnicare is subject.  In light of discussions Omnicare is currently having regarding resolution of certain regulatory matters with various states, as referenced above, a provision of $24.2 million pretax was recorded in the second quarter of 2010 for the Company’s aggregate estimate for anticipated payments to resolve such matters and reached settlements for certain of these matters, totaling approximately $21 million, in the third quarter of 2010.

(iv)
These expenses / (credits) were primarily related to professional fees and acquisition related restructuring costs for 2010 and 2009 acquisitions, offset by reductions in the Company’s original estimate of contingent consideration payable for certain acquisitions.  See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(v)
Operating expenses included charges relating to the adoption of the accounting change for share-based payments, which primarily relates to stock option expense.  The authoritative guidance requires the Company to record compensation costs based on estimated fair values relating to share-based payment transactions, including stock options, in its consolidated financial statements.

(vi)
The Company recorded a charge for previously disclosed separation costs with three former executives.  These amounts primarily relate to the accelerated vesting of restricted stock awards, stock options, severance, interest, and employer payroll taxes on these items.  See further discussion at the “Separation Costs” note of the Notes to Consolidated Financial Statements.

(vii)
In the third quarter of 2010, the Company revised its outlook on the CRO Services business.  Based on the revised outlook, the fair value of the CRO Services reporting unit, as determined using a combination of an income approach utilizing the estimated present value of future cash flows and a market approach utilizing selected guideline public companies, no longer supported the goodwill recorded on the Company’s balance sheet as of September 30, 2010.  Accordingly, Omnicare’s third quarter 2010 results include a goodwill impairment charge of approximately $91 million to write off the goodwill in this segment based on the results of the underlying analysis.  See further discussion at the “Goodwill and Other Intangible Assets” note of the Notes to Consolidated Financial Statements.

(viii)
On September 30, 2010, the Company terminated the defined benefit portion of its Excess Benefit Plan (the “Plan”).  As a result of the Plan termination, the Company recognized a one-time charge to expense of approximately $25 million primarily to recognize previously deferred actuarial losses.  See further discussion at the “Employee Benefit Plans” note of the Notes to Consolidated Financial Statements.

(ix)
The Company recorded non-cash charges to interest expense  related to the adoption of the accounting change for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

(x)
The Company recorded a charge to interest expense in connection with debt redemption costs related to the Company’s previously announced refinancing transactions.  See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

(xi)
In connection with funding the initial benefit plan payments to certain former executives in the third quarter of 2010, the Company recorded a gain of approximately $3.2 million on rabbi trust assets liquidated to make the payments.  This gain was recorded in the investment income caption of the Consolidated Income Statement.  See further discussion at the “Employee Benefit Plan” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$1,518,042	$1,507,031	$4,504,304	$4,504,097
Operating income from continuing operations	$96,900	$158,814	$358,459	$409,553

For the three and nine months ended September 30, 2010, Omnicare dispensed approximately 30,138,000 and 90,116,000 prescriptions, respectively, in comparison to approximately 31,116,000 and 92,792,000 prescriptions, respectively, dispensed during the same prior-year period.  Pharmacy Services sales were unfavorably impacted primarily by lower prescription volumes largely due to a lower average number of beds served year-over-year, along with a shift in mix towards assisted living which typically has lower penetration rates than skilled nursing facilities, reduced utilization trends for certain drugs and a reduction in census in certain areas; reductions in reimbursement coupled with competitive pricing issues; and the increased availability and utilization of generic drugs  Partially offsetting these factors were the favorable impact of drug price inflation, growth in specialty pharmacy services and acquisitions.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income as a percentage of the segment’s sales was 6.4% and 8.0% for the three and nine months ended September 30, 2010, respectively, as compared with 10.5% and 9.1% for the same prior year periods.  The 2010 periods were unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales, in particular reductions in reimbursement coupled with competitive pricing issues and lower prescription volumes.  The quarter-over-quarter was also unfavorably impacted by additional settlement, litigation and other related charges in 2010.  Operating income in 2010 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, continued progress in the Company’s cost reduction and productivity improvement initiatives, lower bad debt expense, and the continued integration of prior-period acquisitions.

CRO Services Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$26,403	$36,870	$83,496	$122,416
Operating (loss)/income	$(94,398)	$(1,959)	$(103,376)	$2,000

Revenues for the 2010 quarter were lower than in the same prior-year period primarily due to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.  Omnicare included in its reported CRO segment net sales amount, for the three and nine month periods ended September 30, 2010, reimbursable out-of-pockets totaling $3.7 million and $10.9 million, respectively and $3.4 million and $14.3 million for the three and nine months ended September 30, 2009, respectively.

As a percentage of the segment’s revenue, the operating loss was 357.5% and 123.8% in the three and nine months ended September 30, 2010 compared with operating loss of 5.3% and operating income of 1.6% in the same periods of 2009.  The primary reason for the operating loss in the third quarter of 2010 relates to a $91 million goodwill impairment charge, largely as a result of the Company’s revised outlook on the CRO Services segment.  Specifically, based on the revised outlook, the fair value of the CRO Services reporting unit, as determined using a combination of an income approach utilizing the estimated present value of future cash flows and a market approach utilizing selected guideline public companies, no longer supported the goodwill recorded on the Company’s balance sheet as of September 30, 2010.  Accordingly, Omnicare’s third quarter 2010 results include a goodwill impairment charge of approximately $91 million to write off the goodwill in this segment based on the results of the underlying analysis.  See further discussion at the “Goodwill and Other Intangible Assets” note of the Notes to Consolidated Financial Statements.  The operating loss was also attributable to the aforementioned factors that reduced sales as well as restructuring charges of $1.0 million and $6.5 million, respectively, in the three and nine months ended September 30, 2010 incurred to rightsize and reposition the cost structure of the business.  Backlog at September 30, 2010 was $147.0 million, representing a decrease of $58.3 million from the December 31, 2009 backlog of $205.3 million, and a decrease of $88.7 million from the September 30, 2009 backlog of $235.7 million.

Discontinued Operations

In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  The disposal group, historically part of Omnicare’s Pharmacy Services segment, primarily represents ancillary businesses which accompanied other more strategic assets obtained by Omnicare in connection with the Company’s institutional pharmacy acquisition program.  In the quarter ended September 30, 2010, Omnicare reached an agreement to acquire substantially all of the assets of Walgreens’ long-term care pharmacy business.  In exchange, Walgreens will acquire substantially all of the assets of Omnicare’s home infusion business, part of the disposal group.  Closing of this transaction, which is subject to regulatory approval and other conditions, is expected to occur in the fourth quarter of 2010.  Also, in the third quarter of 2010, the Company entered into a letter of intent regarding its disposition of the durable medical equipment (“DME”) portion of this disposal group.  The Company currently intends to close the DME transaction in the fourth quarter of 2010, subject to certain applicable approvals.

The results from operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  Selected financial information related to the discontinued operations of this disposal group for the three and nine months ended September 30, 2010 and 2009 follows:

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$14,279	$18,388	$43,912	$59,661
Loss from operations of disposal group, pretax	(2,445)	(10,107)	(10,357)	(14,329)
Income tax benefit	825	3,876	3,971	5,554
Loss from operations of disposal group, aftertax	(1,620)	(6,231)	(6,386)	(8,775)
Impairment charge, pretax	-	-	(10,343)	(14,492)
Income tax benefit on impairment charge	-	-	1,859	2,427
Impairment charge, aftertax	-	-	(8,484)	(12,065)
Loss from discontinued operations, aftertax	$(1,620)	$(6,231)	$(14,870)	$(20,840)

The loss from operations of disposal group for the three and nine month periods ended September 30, 2010, in comparison to the same prior year periods, primarily reflects the impact of a lower provision for doubtful accounts in the 2010 periods.

Restructuring and Other Related Charges

Omnicare Full Potential Program

In 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth.  The Omnicare Full Potential Plan optimizes resources across the entire organization through implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model whereby certain key administrative and production functions have been transferred to regional support centers (“hubs”) specifically designed and managed to perform these tasks, with local pharmacies (“spokes”) focusing on time-sensitive services and customer-facing processes.  Additionally, in connection with this productivity enhancement initiative, the Company also right-sized and consolidated certain CRO operations.

This program is estimated to generate savings in the range of $100 million to $120 million annually upon completion of the initiative.  It is anticipated that approximately one-half of these savings will be realized in cost of sales, with the remainder being realized in operating expenses.  The program is estimated to result in total restructuring and other related charges of approximately $133 million over the implementation period.  The Company recorded restructuring and other related charges for the Omnicare Full Potential Plan of approximately $4 million and $17 million during the three and nine months ended September 30, 2010, respectively, and approximately $6 million and $19 million during the three and nine months ended September 30, 2009, respectively, or cumulative aggregate restructuring and other related charges of approximately $129 million through the third quarter of 2010.  The remainder of the overall restructuring and other related charges will be recognized and disclosed prospectively, as the remaining portions of the project are finalized and implemented.  Incremental capital expenditures related to this program are expected to total approximately $55 million to $60 million over the entire implementation period.  The Company eliminated approximately 1,200 positions in completing its initial phase of the program.  The completion of the program is estimated to result in an additional net reduction of approximately 1,500 positions (2,200 positions eliminated, net of 700 new positions filled in different geographic locations as well as to perform new functions required by the hub-and-spoke model of operations), of which approximately 1,450 positions had been eliminated as of September 30, 2010.  The foregoing reductions do not include additional savings expected from lower levels of overtime and reduced temporary labor.  The aforementioned savings anticipated upon completion of the program also include reductions in overtime, excess hours and temporary help, and other productivity gains, equal to an additional 820 full-time equivalents.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at September 30, 2010 were $353.3 million compared with $291.0 million at December 31, 2009 (including restricted cash amounts of $2.1 million and $15.3 million, respectively).

The Company generated positive net cash flows from operating activities of continuing operations of $269.6 million during the nine months ended September 30, 2010, compared with net cash flows from operating activities of continuing operations totaling $431.0 million during the nine months ended September 30, 2009.  Compared to the same prior-year period, operating cash flow was unfavorably impacted largely by the year-over-year change in inventories, which was primarily related to heightened Full Potential integration activities in 2009.  Also unfavorably impacting the 2010 versus 2009 comparison was reduced year-over-year income from continuing operations, litigation settlement payments totaling approximately $59 million (including approximately $21 million in the third quarter of 2010), net payments to former executives Joel F. Gemunder, Cheryl D. Hodges and Patrick E. Keefe for certain separation costs totaling approximately $7.1 million (excluding benefit plan related payments of approximately $47 million, which were funded by the liquidation of rabbi trust assets held for the purpose of satisfying those obligations), and approximately $7.6 million for the tender premium related to the repurchase of the Company’s 6.75% Senior Subordinated Notes due 2013 (the “6.75% Senior Notes”) discussed below.  These unfavorable impacts were partially offset by a year-over-year reduction in the cash requirements relating to accounts payable activity.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4.00% Junior Subordinated Convertible Debentures and 3.25% Convertible Senior Debentures.  This resulted in an increase in the Company’s deferred tax liabilities during the nine months ended September 30, 2010 and 2009 of $22.9 million and $21.4 million, respectively ($140.2 million cumulative as of September 30, 2010).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $119.6 million and $97.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $111.5 million (including amounts payable pursuant to acquisition agreements relating to pre-2010 acquisitions) in the first nine months of 2010.  Acquisitions of businesses during the first nine months of 2009 required $64.5 million of cash payments (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions) which were primarily funded by invested cash and operating cash flows.  Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems and the implementation of the “Omnicare Full Potential” Plan.

Net cash used in financing activities of continuing operations was $69.2 million for the nine months ended September 30, 2010 as compared to $223.6 million for the comparable prior-year period.  In May 2010, the Company completed its previously announced issuance of $400 million of 7.75% Senior Subordinated Notes (the “7.75% Senior Notes”).  A portion of the net proceeds from the issuance of the 7.75% Senior Notes was used to purchase all $225 million of the Company’s 6.75% Senior Notes pursuant to a tender offer and consent solicitation and subsequent redemption.  Also, a portion of the proceeds were used to repurchase approximately $83 million of the Company’s stock as part of a previously announced common stock repurchase program discussed in further detail below.  During each of the first nine months of 2010 and 2009, the Company paid down $125 million and $225 million, respectively, on the Term Loans.

On May 18, 2010, the Company entered into a $400 million senior secured revolving credit facility, maturing on May 18, 2015 (the “Revolving Credit Facility”).  In connection with entering into the new Revolving Credit Facility, the Company’s existing credit agreement, maturing on July 28, 2010 was terminated.

At September 30, 2010, there were no outstanding borrowings under the Revolving Credit Facility, and the entire balance of the Term Loans had been paid off.

On August 12, 2010, the Company’s Board of Directors declared a quarterly cash dividend of 3.25 cents per common share for an indicated annual rate of 11 cents per common share for 2010, which is greater than the annual dividends per share actually paid in 2009.  Aggregate dividends paid of $9.1 million during the nine month period ended September 30, 2010 were greater than  those paid in the comparable prior-year period by approximately $1.1 million.

On May 3, 2010, Omnicare announced that in conjunction with its second quarter 2010 refinancing (as described in the “Debt” note of the Notes to Consolidated Financial Statements), the Company’s Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million, depending on market conditions and other factors.  In the nine months ended September 30, 2010, the Company repurchased approximately 3.7 million shares at an aggregate cost of approximately $83 million.

There were no known material commitments and contingencies outstanding at September 30, 2010, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” and “Separation Costs” notes of the Notes to Consolidated Financial Statements.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of September 30, 2010, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2009 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations (a)	$2,497,500	$-	$250,000	$-	$2,247,500
Capital lease obligations	10,276	2,672	4,651	2,911	42
Operating lease obligations	143,867	33,718	55,444	37,482	17,223
Purchase obligations	39,357	32,042	6,732	583	-
Other current obligations	327,941	327,941	-	-	-
Other long-term obligations	125,521	-	101,378	17,444	6,699
Subtotal	3,144,462	396,373	418,205	58,420	2,271,464
Future interest costs relating to debt
and capital lease obligations	1,511,924	114,821	224,154	198,174	974,775
Total contractual cash obligations	$4,656,386	$511,194	$642,359	$256,594	$3,246,239

a)
The noted obligation amounts represent the principal portion of the associated debt obligations.  Details of the Company’s outstanding debt instruments, including the impact of recent refinancing activities, can be found in the “Debt” note of the Notes to Consolidated Financial Statements.

As of September 30, 2010, the Company had approximately $22 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the nine months ended September 30, 2010, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2009 Annual Report.

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

The Company computes and monitors its accounts receivable days sales outstanding (“DSO”), a non-GAAP measure, in order to evaluate the liquidity and collection patterns of its accounts receivable.  DSO is calculated by averaging the beginning and end of quarter accounts receivable, less contractual allowances and the allowance for doubtful accounts, to derive "average accounts receivable" and dividing average accounts receivable by the sales amount (excluding reimbursable out-of-pockets) for the related quarter.  The resultant percentage is multiplied by 92 days to derive the DSO amount.  Omnicare’s DSO approximated 68 days at September 30, 2010, which was lower than the December 31, 2009 amount of 74 days by approximately 6 days.  On July 11, 2007, the Company commenced legal action against a group of its customers for, among other things, the collection of past-due receivables that are owed to the Company.  Specifically, approximately $85 million (excluding interest and prior to any allowance for doubtful accounts) is owed to the Company by this group of customers as of September 30, 2010, of which approximately $79 million is past-due based on applicable payment terms.  In the third quarter of 2010, the Company reached a preliminary settlement with this group of customers and, as a result, recorded a charge of approximately $23.1 million, which is included in “Settlement, litigation and other related charges” of the Consolidated Statements of Income.  The $85 million represents approximately 6 days of the overall DSO at September 30, 2010.  Also, as previously disclosed, the Company has experienced on-going administrative and payment issues associated with the Medicare Part D implementation, resulting in outstanding accounts receivable, particularly for copays.  As of September 30, 2010, gross copays outstanding from Part D Plans were approximately $15 million relating to 2006 and 2007.  The Company is pursuing solutions, including legal actions against certain Part D payors, to collect outstanding copays, as well as certain rejected claims.  Until all administrative and payment issues relating to the Part D Drug Benefit as well as the aforementioned legal action against a group of Omnicare’s customers are fully resolved, there can be no assurance that the impact of these matters on the Company’s results of operations, financial position or cash flows will not change based on the outcome of any unforeseen future developments.

The allowance for doubtful accounts as of September 30, 2010 was $355.2 million, compared with $332.6 million at December 31, 2009.  The allowance for doubtful accounts represented 24.0% and 21.6% of gross receivables (net of contractual allowance adjustments) as of September 30, 2010 and December 31, 2009, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts) as of September 30, 2010 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts on the balance sheet of approximately $14.8 million pretax.

The following table is an aging of the Company’s September 30, 2010, June 30, 2010 and December 31, 2009 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2010
	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$277,176	$181,929	$459,105
Facility payors	403,236	330,453	733,689
Private Pay payors	99,782	163,689	263,471
CRO	19,747	3,694	23,441
Total gross accounts receivable
(net of contractual allowance adjustments)	$799,941	$679,765	$1,479,706

	June 30, 2010
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$283,819	$184,568	$468,387
Facility payors	403,625	355,367	758,992
Private Pay payors	96,088	158,658	254,746
CRO	20,790	2,392	23,182
Total gross accounts receivable
(net of contractual allowance adjustments)	$804,322	$700,985	$1,505,307

	December 31, 2009
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$324,942	$177,054	$501,996
Facility payors	407,151	361,860	769,011
Private Pay payors	106,321	142,485	248,806
CRO	19,121	2,264	21,385
Total gross accounts receivable
(net of contractual allowance adjustments)	$857,535	$683,663	$1,541,198

Inventories

The Company receives discounts, rebates and/or other price concessions (“Discounts”) relating to purchases from its suppliers and vendors.  When recognizing the related receivables associated with these Discounts, Omnicare accounts for these Discounts as a reduction of cost of goods sold and inventories.  The Company records its estimates of Discounts earned during the period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of  applicable arrangements, and to guidance relating to customer payments and incentives.  Receivables related to Discounts are regularly adjusted based on the best available information, and to actual amounts as cash is received and the applicable arrangements are settled.  The aggregate amount of these adjustments have not been significant to the Company’s operations.

Goodwill

Goodwill is reviewed at the reporting unit level for impairment using a fair value based approach at least annually or between annual tests if events occur or circumstances indicate there may be an impairment.

Adverse conditions in the Contract Research Organization (“CRO”) market have led to lower than anticipated levels of new business being added as well as early project terminations by clients and client-driven delays in the commencement of certain projects resulting in lower than expected operating profits and cash flows for this business.  Management anticipated a turnaround in its CRO Services business in the third quarter of 2010 based on various restructuring activities enacted in late 2009 and during the first half of 2010 (e.g., reductions-in-force, location consolidation, etc.).  Based on the unanticipated continuation of the decline in operating performance during the third quarter of 2010, coupled with the revised outlook, the Company’s earnings outlook for the CRO business has been reduced.  As a result, the Company determined it was required to perform an interim impairment test with respect to goodwill and certain other intangible assets related to its CRO Services reporting unit outside of its normal fourth quarter test period.

The goodwill impairment test involves a two-step process.  The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired.  If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment.  The second step requires the Company to calculate an implied fair value of goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

The Company estimated the fair value of the CRO reporting  unit in step one based on discounted cash flows as well as a market approach that compared the reporting unit's earnings and revenue multiples to those of comparable public companies.  The reporting unit's discounted cash flows required significant management judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate.  Utilizing the Company's weighted average cost of capital as the discount rate for the discounted cash flows and median revenue and earnings multiples of comparable public companies under the market approach resulted in a fair value less than the Company's carrying value.

The second step required the Company to allocate the fair value of the CRO reporting unit that failed the first step test to the fair value of the reporting unit's net assets.  The Company calculated the fair values of the reporting unit's net assets, with assistance from a third party valuation firm in the determination of fair values for significant tangible and intangible assets.  All Company-specific data and analytics, including estimates and assumptions, used in the valuations prepared by the third party valuation firm were either prepared or validated by the Company.  Management takes responsibility for this data and the ultimate results of the valuation work including the final fair values assigned to the reporting unit.   Based on  the results of the step two process, the Company recorded a goodwill impairment charge of approximately $91 million during the third quarter 2010.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact.  Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated.  The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare, pharmaceutical and contract research industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; variations in demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the ability of clinical research projects to produce revenues in future periods; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with Medicare Part D Plan sponsors or to the proportion of the Company’s Part D business covered by specific contracts; the outcome of disputes and litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with the Company’s Corporate Integrity Agreements.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its borrowings.  Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on variable-rate debt of the Company.  The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points.  The Company’s debt obligations at September 30, 2010 include $250.0 million outstanding under its fixed-rate 6.125% Senior Notes, due 2013; $525 million outstanding under its fixed-rate 6.875% Senior Notes, due 2015; $400 million outstanding under its fixed rate 7.75% Senior Notes due 2020, $345.0 million outstanding under its fixed-rate 4.00% Convertible Debentures, due 2033; and $977.5 million outstanding under its fixed-rate 3.25% Convertible Debentures, due 2035 (with an optional repurchase right, at par, of holders on December 15, 2015).  In connection with its offering of $400.0 million of 7.75% Senior Notes during 2010, the Company entered into a Swap Agreement on all $400.0 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreement”).  Under the 7.75% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 3.87%.  The estimated LIBOR-based floating rate (including the 3.87% spread) was 4.33% at September 30, 2010 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.0 million per year).  The 7.75% Swap Agreement, which matches the terms of the 7.75% Senior Notes, is designated and accounted for as a fair value hedge.  The Company is accounting for the 7.75% Swap Agreement in accordance with the authoritative guidance on derivatives and hedging, so changes in the fair value of the 7.75% Swap Agreement are offset by changes in the recorded carrying value of the related 7.75% Senior Notes.  The fair value of the 7.75% Swap Agreement is recorded as a noncurrent asset or (liability), with an offsetting increase or (decrease), respectively, to the book carrying value of the related 7.75% Senior Notes, and amounted to approximately $28.9 million at the end of the 2010 third quarter.  Additionally, at September 30, 2010, the fair value of Omnicare’s variable rate debt facilities approximated the carrying value, as the effective interest rates fluctuate with changes in market rates.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	September 30, 2010		December 31, 2009
Financial Instrument	Book Value	Fair Value	Book Value	Fair Value
6.125% senior subordinated notes, due 2013, gross	$250,000	$251,600	$250,000	$248,000
6.75% senior subordinated notes, due 2013	-	-	225,000	219,500
6.875% senior subordinated notes, due 2015	525,000	530,300	525,000	528,500
7.75% senior subordinated notes, due 2020, gross	400,000	410,000	-	-
4.00% junior subordinated convertible debentures, due 2033
Carrying value	200,713	-	199,071	-
Unamortized debt discount	144,287	-	145,929	-
Principal amount	345,000	255,400	345,000	254,400
3.25% convertible senior debentures, due 2035
Carrying value	793,897	-	773,120	-
Unamortized debt discount	183,603	-	204,380	-
Principal amount	977,500	841,900	977,500	801,600

Embedded in the 4.00% Convertible Debentures and the 3.25% Convertible Debentures are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision.  In addition, the 3.25% Convertible Debentures include an interest reset provision.  The embedded derivatives are periodically valued, and at period end, the values of the derivatives embedded in the 4.00% Convertible Debentures and the 3.25% Convertible Debentures were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future consolidated results of operations, financial position or cash flows.

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

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part I, Item I of this Filing and is incorporated herein by reference and should be read in conjunction with the related disclosures previously reported in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and Omnicare’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Omnicare’s 2009 Annual Report”).

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

ITEM 1A - RISK FACTORS

Other than set forth below, there has been no material change in the risk factors previously disclosed in our Form 10-K Annual Report for the fiscal year ended December 31, 2009 in response to Part I, Item 1A. of such Form 10-K, except as amended in our Form 10-Q Quarterly Reports for the quarterly periods ended March 31, 2010 and June 30, 2010 in response to Part II, Item 1A. of such Form 10-Q.  Certain information in the risk factor entitled “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations’s are likely to affect us” has been updated by the discussion in the “Regulatory Matters and Outlook Update” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein and should be read in conjunction with the risk factors disclosed in Omnicare’s 2009 Annual Report and such Quarterly Reports.

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

Our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.  The Drug Enforcement Administration (“DEA”) has recently increased scrutiny and enforcement of long-term care pharmacy practices under the federal Controlled Substances Act.  We believe that this increased scrutiny and, in some cases, stringent interpretation of existing regulations, effectively changes longstanding practices for dispensing controlled substances in the long-term care facility setting.  We have been required to modify the controlled substances dispensing procedures at certain of our pharmacies to comply with the regulations as currently interpreted by the DEA.  Heightened enforcement of controlled substances regulations could increase the overall regulatory burden and costs associated with our pharmacy services.  The Company is currently cooperating in connection with two government investigations with respect to certain of these matters.  See the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part I, Item I of this Filing.  There can be no assurance that this heightened level of enforcement and such investigations or any other investigations, or any fines or other penalties resulting therefrom, will not materially adversely affect our results of operations, financial condition or cash flows.

We expend considerable resources in connection with our compliance efforts.  However, we cannot assure you that we may not be subject to an enforcement action under applicable law.  Moreover, Congress has enacted health reform legislation that expands federal health care fraud enforcement authorities.  The Company cannot predict at this time the costs associated with compliance with such law.

We are dependent on our senior management team and our pharmacy professionals

We are highly dependent upon the members of our senior management and our pharmacists and other pharmacy professionals.  Our business is managed by a small number of key management personnel who have been extensively involved in the success of our business.  If we were unable to retain these persons, we might be adversely affected.  James D. Shelton, a director of the Company, was appointed Interim President and Chief Executive Officer of the Company effective July 31, 2010, upon the retirement of our former president and chief executive officer.  We have entered into an employment agreement with Mr. Shelton for a term ending on January 31, 2011, and our Board of Directors is currently searching for a permanent Chief Executive Officer.  Delays in identifying and retaining a permanent Chief Executive Officer could adversely affect our results of operations and financial condition.  In addition, Patrick E. Keefe, our Executive Vice President and Chief Operating Officer, retired effective June 29, 2010, and currently provides consulting services to the Company.  Our Senior Vice President – Pharmacy Operations has assumed Mr. Keefe's responsibilities on an interim basis.  There is a limited pool of senior management personnel with significant experience in our industry.  Accordingly, we believe we could experience significant difficulty in replacing key management personnel.  Although we have employment contracts with our key management personnel, these contracts generally may be terminated without cause by either party.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended September 30, 2010 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
July 1 - 31, 2010	3	$25.25	-	$150,926
August 1 - 31, 2010	1,996	20.76	1,677	117,239
September 1 - 30, 2010	-	-	-	117,239
Total	1,999	$20.77	1,677	$117,239

(a)
During the third quarter of 2010, the Company purchased 322 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards and the exercise of stock options.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)
On May 3, 2010, Omnicare announced that in conjunction with its second quarter 2010 refinancing (as described in the “Debt” note of the Notes to Consolidated Financial Statements), the Company's Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million, depending on market conditions and other factors.  In the nine months ended September 30, 2010, the Company repurchased approximately 3.7 million shares under this program at an aggregate cost of approximately $83 million.  Accordingly, the Company had approximately $117 million of share repurchase authority remaining as of September 30, 2010.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date:  October 28, 2010                                                                           By:  /s/ John L. Workman
John L. Workman
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.3)	Third Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K December 23, 2008
(10.1)	Separation Agreement, effective as of July 31, 2010, among Omnicare, Inc., and Joel F. Gemunder*	Filed Herewith
(10.2)	Separation Agreement, effective as of July 31, 2010, among Omnicare, Inc.and Cheryl D. Hodges*	Filed Herewith
(10.3)	Employment Agreement with J.D. Shelton, dated September 17, 2010*	Filed Herewith
(10.4)	Prime Vendor Agreement for Pharmaceuticals between McKesson Corporation and Omnicare, Inc., effective as of July 27, 2010***	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Interim Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Interim Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*   Indicates management contract or compensatory arrangement.

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

*** Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Such information has been filed separately with the Securities and Exchange Commission.

E-1